Form 10QSB
period 2000-06-30
ELDORADO FINANCIAL GROUP INC
filed 2000-10-19
CIK 317477

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------


(Mark one)
    XX          QUARTERLY  REPORT  UNDER  SECTION  13 OR 15(d) OF THE SECURITIES
---------       EXCHANGE ACT OF 1934

                      For the quarterly period ended June 30, 2000

                TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE  ACT
---------       OF 1934

                      For the transition period from ____________ to ___________

--------------------------------------------------------------------------------


                        Commission File Number: 0-10999
                                                -------

                         Eldorado Financial Group, Inc.
       (Exact name of small business issuer as specified in its charter)

           Florida                                             59-2025386
-----------------------------                         --------------------------
  (State of incorporation)                             (IRS Employer ID Number)

                     211 West Wall Street, Midland, TX 79701
                     ---------------------------------------
                    (Address of principal executive offices)

                                 (915) 682-1761
                                 --------------
                           (Issuer's telephone number)


--------------------------------------------------------------------------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. YES    NO X
                                                             ---   ---

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: October 18, 2000: 10,000,000
                                          ----------------------------

Transitional Small Business Disclosure Format (check one): YES     NO X
                                                               ---   ---

                         Eldorado Financial Group, Inc.

                 Form 10-QSB for the Quarter ended June 30, 2000

                                Table of Contents

                                                                           Page
                                                                           ----
Part I - Financial Information

  Item 1   Financial Statements                                              3

  Item 2   Management's Discussion and Analysis or Plan of Operation         8


Part II - Other Information

  Item 1   Legal Proceedings                                                 8

  Item 2   Changes in Securities                                             8

  Item 3   Defaults Upon Senior Securities                                   8

  Item 4   Submission of Matters to a Vote of Security Holders               9

  Item 5   Other Information                                                 9

  Item 6   Exhibits and Reports on Form 8-K                                  9


Signatures                                                                   9

S. W. HATFIELD, CPA
certified public accountants

Member:    American Institute of Certified Public Accountants
               SEC Practice Section
               Information Technology Section
           Texas Society of Certified Public Accountants

Item 1 - Part 1 - Financial Statements


                           Accountant's Review Report
                           --------------------------

Board of Directors and Shareholders
Eldorado Financial Group, Inc.

We have reviewed the accompanying balance sheets of Eldorado Financial Group, Inc. (a Florida corporation) as of June 30, 2000 and 1999 and the accompanying statements of operations and comprehensive income for the six and three months ended June 30, 2000 and 1999 and the statements of cash flows for the six months ended June 30, 2000 and 1999, respectively. These financial statements are prepared in accordance with the instructions for Form 10-QSB, as issued by the
U. S. Securities and Exchange Commission, and are the sole responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression on an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has no viable operations or significant assets and is dependent upon significant shareholders to provide sufficient working capital to maintain the integrity of the corporate entity. These circumstances create substantial doubt about the Company's ability to continue as a going concern and are discussed in Note A. The financial statements do not contain any adjustments that might result from the outcome of these uncertainties.

                                                       S. W. HATFIELD, CPA
Dallas, Texas
October 18, 2000

                      Use our past to assist your future sm

P. O. Box 820395                               9002 Green Oaks Circle, 2nd Floor
Dallas, Texas  75382-0395                               Dallas, Texas 75243-7212
214-342-9635 (voice)                                          (fax) 214-342-9601
800-244-0639                                                      SWHCPA@aol.com
                                        3



                         Eldorado Financial Group, Inc.
                                 Balance Sheets
                             June 30, 2000 and 1999

                                   (Unaudited)

                                     Assets
                                     ------
                                                                      2000           1999
                                                                  -----------    -----------
Current Assets
   Cash on hand and in bank                                       $      --      $      --
                                                                  -----------    -----------

   Total Assets                                                   $      --      $      --
                                                                  ===========    ===========



                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Liabilities
   Current liabilities
      Accounts payable - trade                                    $      --      $     2,320
                                                                  -----------    -----------

   Total Liabilities                                                     --            2,320
                                                                  -----------    -----------


Commitments and contingencies

Shareholders' equity (deficit)
   Common stock - $0.001 par value
      100,000,000 shares authorized
      10,000,000 shares issued and
      outstanding,  respectively                                       10,000         10,000
   Additional paid-in capital                                       2,000,419      1,996,483
   Accumulated deficit                                             (2,010,419)    (2,008,803)
                                                                  -----------    -----------

   Total Shareholders' Equity (Deficit)                                  --           (2,320)
                                                                  -----------    -----------

   Total Liabilities and Shareholders' Equity                     $      --      $      --
                                                                  ===========    ===========



The financial information presented herein has been prepared by management without audit by independent certified public accountants. See Accountant's Review Report.
The accompanying notes are an integral part of these financial statements.



                         Eldorado Financial Group, Inc.
                Statements of Operations and Comprehensive Income
                Six and Three months ended June 30, 2000 and 1999

                                   (Unaudited)

                                          Six months      Six months     Three months    Three months
                                             ended           ended           ended           ended
                                           June 30,        June 30,        June 30,        June 30,
                                              2000            1999            2000            1999
                                         ------------    ------------    ------------    ------------
Revenues                                 $       --      $       --      $       --      $       --
                                         ------------    ------------    ------------    ------------

Expenses
   General and administrative expenses            318             718             159             559
                                         ------------    ------------    ------------    ------------

      Total operating expenses                    318             718             159             559
                                         ------------    ------------    ------------    ------------

Loss from Operations                             (318)           (718)           (159)           (559)

Provision for Income Taxes                       --              --              --              --
                                         ------------    ------------    ------------    ------------

Net Loss                                         (318)           (718)           (159)           (559)

Other Comprehensive Income                       --              --              --              --
                                         ------------    ------------    ------------    ------------

Comprehensive Loss                       $       (318)   $       (718)   $       (159)   $       (559)
                                         ============    ============    ============    ============

Earnings per share of common
   stock outstanding computed
   on net income - basic and
   fully diluted                                  nil             nil             nil             nil
                                         ============    ============    ============    ============

Weighted-average number of
   shares outstanding - basic
   and fully diluted                       10,000,000      10,000,000      10,000,000      10,000,000
                                         ============    ============    ============    ============



The financial information presented herein has been prepared by management without audit by independent certified public accountants. See Accountant's Review Report.
The accompanying notes are an integral part of these financial statements.



                         Eldorado Financial Group, Inc.
                            Statements of Cash Flows
                     Six months ended June 30, 2000 and 1999

                                   (Unaudited)

                                                            Six months   Six months
                                                               ended        ended
                                                             June 30,     June 30,
                                                               2000         1999
                                                            ----------   ----------
Cash Flows from Operating Activities
   Net loss for the period                                  $     (318)  $     (718)
   Adjustments to reconcile net loss
      to net cash provided by operating activities
         Increase (Decrease) in
            Accounts payable - trade                              --            718
                                                            ----------   ----------

Net cash used in operating activities                             (318)        --
                                                            ----------   ----------

Cash Flows from Investing Activities                              --           --
                                                            ----------   ----------

Cash Flows from Financing Activities
   Cash contributed to support operations                          318         --
                                                            ----------   ----------

Net cash provided by financing activities                         --           --
                                                            ----------   ----------

Increase (Decrease) in Cash                                       --           --

Cash at beginning of period                                       --           --
                                                            ----------   ----------

Cash at end of period                                       $     --     $     --
                                                            ==========   ==========


Supplemental Disclosure of Interest and Income Taxes Paid
      Interest paid for the year                            $     --     $     --
                                                            ==========   ==========
      Income taxes paid for the year                        $     --     $     --
                                                            ==========   ==========



The financial information presented herein has been prepared by management without audit by independent certified public accountants. See Accountant's Review Report.
The accompanying notes are an integral part of these financial statements.

                         Eldorado Financial Group, Inc.

                          Notes to Financial Statements


Note A - Organization and Description of Business

Eldorado Financial Group, Inc. (Company) was incorporated under the laws of the State of Florida on February 26, 1980 as Eldorado Gold & Exploration, Inc.

The Company has had no operations, assets or liabilities since its fiscal year ended December 31, 1989. Accordingly, the Company is dependent upon management and/or significant shareholders to provide sufficient working capital to preserve the integrity of the corporate entity at this time. It is the intent of management and significant shareholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity.

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements contained elsewhere in this document. The information presented herein does not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes contained in its annual audited financial statements contained elsewhere in this document when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the instructions for Form 10-QSB, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 2000.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note B - Summary of Significant Accounting Policies

1. Cash and cash equivalents
   -------------------------

   For Statement of Cash Flows purposes, the Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

   Cash overdraft positions may occur from time to time due to the timing of making bank deposits and releasing checks, in accordance with the Company's cash management policies.

2. Loss per share
   --------------

   Basic earnings (loss) per share is computed by dividing the net income (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of June 30, 2000 and 1999, the Company has no outstanding warrants and options issued and outstanding.

Part I - Item 2

Management's Discussion and Analysis of Financial Condition and Results of Operations

(1)    Caution Regarding Forward-Looking Information

This quarterly report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of the Company or management as well as assumptions made by and information currently available to the Company or management. When used in this document, the words "anticipate," "believe," "estimate," "expect" and "intend" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company regarding future events and are subject to certain risks, uncertainties and assumptions, including the risks and uncertainties noted. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. In each instance, forward-looking information should be considered in light of the accompanying meaningful cautionary statements herein.

(2)    General comments

Eldorado Financial Group, Inc. (Company) was incorporated under the laws of the State of Florida on February 26, 1980 as Eldorado Gold & Exploration, Inc.

The Company has had no operations, assets or liabilities since its fiscal year ended December 31, 1989. Accordingly, the Company is dependent upon management and/or significant shareholders to provide sufficient working capital to preserve the integrity of the corporate entity at this time. It is the intent of management and significant shareholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity.

(3)    Results of Operations, Liquidity and Capital Resources

As of the date of this filing, the Company has no operations, assets or liabilities. Accordingly, the Company is dependent upon management and/or significant shareholders to provide sufficient working capital to preserve the integrity of the corporate entity at this time. It is the intent of management and significant shareholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity.

The expenses represented in the accompanying statements of operations represent various legal, accounting and shareholder maintenance expenses incurred to maintain the corporate entity.

The Company is currently seeking a suitable merger or acquisition candidate.

Part II - Other Information

Item 1 - Legal Proceedings

       None

Item 2 - Changes in Securities

       None

Item 3 - Defaults on Senior Securities

       None

Item 4 - Submission of Matters to a Vote of Security Holders

       The Company has held no regularly scheduled, called or special meetings of shareholders during the reporting period.

Item 5 - Other Information

       None

Item 6 - Exhibits and Reports on Form 8-K

       Exhibit 27 - Financial Data Schedule
       Reports on Form 8-K - None

--------------------------------------------------------------------------------

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  Eldorado Financial Group, Inc.


October    18   , 2000                               /s/ Glenn A Little
        --------                                  ------------------------------
                                                                 Glenn A. Little
                                                         President, Director and
                                                         Chief Financial Officer