Form 10QSB
period 2000-09-30
ELDORADO FINANCIAL GROUP INC
filed 2000-10-19
CIK 317477

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------


(Mark one)
    XX        QUARTERLY  REPORT  UNDER  SECTION  13  OR  15(d) OF THE SECURITIES
---------     EXCHANGE ACT OF 1934

                      For the quarterly period ended September 30, 2000

              TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF
---------     1934

                      For the transition period from ____________ to ___________

--------------------------------------------------------------------------------


                         Commission File Number: 0-10999
                                                 -------

                         Eldorado Financial Group, Inc.
        (Exact name of small business issuer as specified in its charter)

           Florida                                          59-2025386
-----------------------------                      ----------------------------
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

                         Eldorado Financial Group, Inc.

              Form 10-QSB for the Quarter ended September 30, 2000

                                Table of Contents

                                                                           Page
                                                                           ----
Part I - Financial Information

  Item 1   Financial Statements                                              3

  Item 2   Management's Discussion and Analysis or Plan of Operation         8


Part II - Other Information

  Item 1   Legal Proceedings                                                 8

  Item 2   Changes in Securities                                             8

  Item 3   Defaults Upon Senior Securities                                   8

  Item 4   Submission of Matters to a Vote of Security Holders               9

  Item 5   Other Information                                                 9

  Item 6   Exhibits and Reports on Form 8-K                                  9


Signatures                                                                  10

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

Item 1 - Part 1 - Financial Statements


                           Accountant's Review Report
                           --------------------------

Board of Directors and Shareholders
Eldorado Financial Group, Inc.

We have reviewed the accompanying balance sheets of Eldorado Financial Group, Inc. (a Florida corporation) as of September 30, 2000 and 1999 and the accompanying statements of operations and comprehensive income for the nine and three months ended September 30, 2000 and 1999 and the statements of cash flows for the nine months ended September 30, 2000 and 1999, respectively. These financial statements are prepared in accordance with the instructions for Form 10-QSB, as issued by the U. S. Securities and Exchange Commission, and are the sole responsibility of the Company's management.

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
214-342-9635 (voice)                                          (fax) 214-342-9601
800-244-0639                                                      SWHCPA@aol.com
                                        3



                         Eldorado Financial Group, Inc.
                                 Balance Sheets
                           September 30, 2000 and 1999

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
                                                             ===========    ===========



                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
Liabilities
   Current liabilities
      Accounts payable - trade                               $      --      $     2,475
                                                             -----------    -----------

   Total Liabilities                                                --            2,475
                                                             -----------    -----------


Commitments and contingencies

Shareholders' equity (deficit)
   Common stock - $0.001 par value
      100,000,000 shares authorized
      10,000,000 shares issued and
      outstanding,  respectively                                  10,000         10,000
   Additional paid-in capital                                  2,000,578      1,996,483
   Accumulated deficit                                        (2,010,578)    (2,008,958)
                                                             -----------    -----------

   Total Shareholders' Equity (Deficit)                             --           (2,475)
                                                             -----------    -----------

   Total Liabilities and Shareholders' Equity                $      --      $      --
                                                             ===========    ===========


The financial information presented herein has been prepared by management without audit by independent certified public accountants. See Accountant's Review Report.
The accompanying notes are an integral part of these financial statements.



                         Eldorado Financial Group, Inc.
                Statements of Operations and Comprehensive Income
             Nine and Three months ended September 30, 2000 and 1999

                                   (Unaudited)

                                          Nine months     Nine months    Three months    Three months
                                             ended           ended           ended           ended
                                         September 30,   September 30,   September 30,   September 30,
                                              2000            1999            2000            1999
                                         ------------    ------------    ------------    ------------
Revenues                                 $       --      $       --      $       --      $       --
                                         ------------    ------------    ------------    ------------

Expenses
   General and administrative expenses            477             873             159             155
                                         ------------    ------------    ------------    ------------

      Total operating expenses                    477             873             159             155
                                         ------------    ------------    ------------    ------------

Loss from Operations                             (477)           (873)           (159)           (155)

Provision for Income Taxes                       --              --              --              --
                                         ------------    ------------    ------------    ------------

Net Loss                                         (477)           (873)           (159)           (155)

Other Comprehensive Income                       --              --              --              --
                                         ------------    ------------    ------------    ------------

Comprehensive Loss                       $       (477)   $       (873)   $       (159)   $       (155)
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



                         Eldorado Financial Group, Inc.
                            Statements of Cash Flows
                  Nine months ended September 30, 2000 and 1999

                                   (Unaudited)

                                                             Nine months     Nine months
                                                                ended           ended
                                                            September 30,   September 30,
                                                                  2000            1999
                                                            -------------   -------------
Cash Flows from Operating Activities
   Net loss for the period                                  $        (477)  $        (873)
   Adjustments to reconcile net loss
      to net cash provided by operating activities
         Increase (Decrease) in
            Accounts payable - trade                                 --               873
                                                            -------------   -------------

Net cash used in operating activities                                (477)           --
                                                            -------------   -------------


Cash Flows from Investing Activities                                 --              --
                                                            -------------   -------------

Cash Flows from Financing Activities
   Cash contributed to support operations                             477            --
                                                            -------------   -------------

Net cash provided by financing activities                            --              --
                                                            -------------   -------------

Increase (Decrease) in Cash                                          --              --

Cash at beginning of period                                          --              --
                                                            -------------   -------------

Cash at end of period                                       $        --     $        --
                                                            =============   =============


Supplemental Disclosure of Interest and Income Taxes Paid
      Interest paid for the year                            $        --     $        --
                                                            =============   =============
      Income taxes paid for the year                        $        --     $        --
                                                            =============   =============



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

2. Loss per share
   --------------

   Basic earnings (loss) per share is computed by dividing the net income (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of September 30, 2000 and 1999, the Company has no outstanding warrants and options issued and outstanding.

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