Form 10KSB
ELDORADO FINANCIAL GROUP INC
filed 2001-01-08
CIK 317477

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                  Form 10 - KSB

[x]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE  ACT
         OF 1934

                  For the fiscal year ended December 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-10999
                                                -------

                         Eldorado Financial Group, Inc.
                         ------------------------------
                 (Name of small business issuer in its charter)

Florida                                                               59-2025386
-------                                                               ----------
(State or other Jurisdiction of            (I.R.S.  Employee Identification No.)
Incorporation or Organization)

                   211 West Wall Street, Midland, Texas 79701

               (Address of principal executive offices) (zip code)

                                 (915) 682-1761
                                 --------------
                (Company's telephone number, including area code)

         Securities registered under Section 12 (b) of the Exchange Act:
                                      None

         Securities registered under Section 12(g) of the Exchange Act:
                          Common Stock $.001 par value


Check  whether  the issuer  has (1) filed all  reports  required  to be files by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                             ---   ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
[ ]

The issuer's revenues for the fiscal year ended December 31, 2000, was $0.

As of December 31, 2000, the aggregate market value of the Company's common Stock was not determinable as the stock is not trading.

As of January 4, 2001, there were 9,166,515 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format : Yes    No X
                                                   ---   ---

                                TABLE OF CONTENTS


                                                                     Page Number
                                                                     -----------
Part I

Item  1 - Description of Business                                           3
Item  2 - Description of Property                                          13
Item  3 - Legal Proceedings                                                13
Item  4 - Submission of Matters to a Vote of Security Holders              14

Part II

Item  5 - Market for Company's Common Stock and Related
          Stockholders Matters                                             14
Item  6 - Management's Discussion and Analysis or Plan of Operation        14
Item  7 - Index to Financial Statements                                    F-1
Item  8 - Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosures                          18

Part III

Item  9 - Officers and Directors                                           18
Item 10 - Executive Compensation                                           19
Item 11 - Security Ownership of Certain Beneficial Owners And
          Management                                                       19
Item 12 - Certain Relationships and Related Transactions                   19
Item 13 - Exhibits and Reports on 8-K                                      20

Signatures                                                                 20

                  Caution Regarding Forward-Looking Information
                  ---------------------------------------------

This annual report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of the Company or management as well as assumptions made by and information currently available to the Company or management. When used in this document, the words "anticipate", "believe", "estimate", "expect" and "intend" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company regarding future events and are subject to certain risks, uncertainties and assumptions, including the risks and uncertainties noted. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. In each instance, forward-looking information should be considered in light of the accompanying meaningful cautionary statements herein.

PART I

Item 1 - Description of Business

Eldorado Financial Group, Inc. ("Company") was incorporated under the laws of Florida on February 26, 1980 as Eldorado Gold & Exploration, Inc. On January 13, 1987 the Company amended its Articles of Incorporation to change the corporate name to Eldorado Financial Group, Inc.

The Company had a public offering (Form S-3, Commission file number: 2-68091) in May 1981. The offering consisted of 400,000 units totaling 2,000,000 shares of common stock, par value $.001 per share and 4,000,000 warrants to purchase 4,000,000 shares of common stock. The units were offered at a price of $4.50 per unit. The net proceeds from the offering amounted to $1,483,307.

From inception through 1982, the Company conducted gold exploration efforts in the Country of Surinam in South America through a governmentally granted concession. During 1982, the Company ceased all operations in Surinam due to political instability.

In 1983, the Company issued an aggregate 500,000 shares of common stock in exchange for 100% of the issued and outstanding common stock and 50,000 shares of preferred stock and payment of an approximate $224,000 note payable to the controlling shareholder of Atlantic Medical Services, Inc. The Company discontinued all operations of Atlantic Medical Services, Inc. during 1985.

In 1983, the Company issued an aggregate 120,000 shares of common stock for 100% of the issued and outstanding shares of Datalink Systems, Inc. ("Datalink"). The Company ceased all operations as of December 31, 1989 and has effectively had no operations, assets or liabilities since its fiscal year ending December 31, 1989. Effective August 31, 1995, the Company distributed its holdings in Datalink, at the then reported carrying value, to a former officer of the Company as compensation for services performed and amounts paid for the maintenance of the corporate entity during its dormancy.

On June 1987 a Form 15 (Certification and Notice of Termination of Registration under Section 12(g) of the Securities Exchange Act of 1934 or Suspension of Duty to File Reports under Section 13 and 14(d) of the Securities Exchange Act of
1934) was filed by the Company.

In December 1995, the Company issued a total of 6,602,119 shares of restricted, unregistered common stock to a controlling shareholder for payments made on behalf of the Company to support the corporate entity during its dormant phase, This transaction was valued at approximately $15,000, which approximated the fair value of the amounts paid and/or services provided.

The Company has elected to initiate the process of voluntarily becoming a reporting Company under the Securities Exchange Act of 1934 by filing this Form 10-SB registration statement. Following the effective date of this registration statement, the Company intends to comply with the periodical reporting requirements of the Securities Exchange Act of 1934 and to seek to complete a business acquisition transaction.

The Company may be referred to as a shell corporation and once trading on the NASD Bulletin Board, a trading and reporting shell corporation. Shell corporations have zero or nominal assets and typically no stated or contingent liabilities. Private companies wishing to become publicly trading may wish to merge with a shell (a reverse merger) whereby the shareholders of the private Company become the majority of the shareholders of the combined Company. The private Company may purchase for cash all or a portion of the common share of the shell corporation from its major stockholders. Typically, the Board and officers of the private Company become the new Board and officers of the combined Company and often the name of the private Company becomes the name of the combined Company.

The Company has very limited capital, and it is unlikely that the Company will be able to take advantage of more than one such business opportunity. The Company intends to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings. However, at the present time, the Company has not identified any business opportunity that it plans to pursue, nor has the Company reached any agreement or definitive understanding with any person concerning an acquisition.

Prior to the effective date of this registration statement, it is anticipated that the Company's officers and directors will contact broker-dealers and other persons with whom they are acquainted who are involved with corporate finance matters to advise them of the Company's existence and to determine if any companies or businesses that they represent have a general interest in considering a merger or acquisition with a blind pool or blank check or shell entity. No direct discussions regarding the possibility of merger are expected to occur until after the effective date of this registration statement. No assurance can be given that the Company will be successful in finding or acquiring a desirable business opportunity, given the limited funds that are expected to be available for acquisitions. Furthermore, no assurance can be given that any acquisition, which does occur, will be on terms that are favorable to the Company or its current stockholders.

The Company's search will be directed toward small and medium-sized enterprises, which have a desire to become public corporations. In addition these enterprises may wish to satisfy, either currently or in the reasonably near future, the minimum tangible asset requirement in order to qualify shares for trading on NASDAQ or on an exchange such as the American Stock Exchange. (See Investigation and Selection of Business Opportunities). The Company anticipates that the business opportunities presented to it will (i) either be in the process of formation, or be recently organized with limited operating history or a history of losses attributable to under- capitalization or other factors; (ii) experiencing financial or operating difficulties; (iii) be in need of funds to develop new products or services or to expand into a new market, or have plans for rapid expansion through acquisition of competing businesses; (iv) or other similar characteristics. The Company intends to concentrate its acquisition efforts on properties or businesses that it believes to be undervalued or that it believes may realize a substantial benefit from being publicly owned. Given the above factors, investors should expect that any acquisition candidate may have little or no operating history, or a history of losses or low profitability.

The Company does not propose to restrict its search for investment opportunities to any particular geographical area or industry, and may, therefore, engage in essentially any business, to the extent of its limited resources. This included industries such as service, finance, natural resources, manufacturing, high technology, product development, medical, communications and others. The Company's discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors.

As a consequence of this registration of its securities, any entity, which has an interest in being acquired by, or merging into the Company, is expected to be an entity that desires to become a public Company and establish a public trading market for its securities. In connection with such a merger or acquisition, it is highly likely that an amount of stock constituting control of the Company would either be issued by the Company or be purchased from the current principal stockholders of the Company by the acquiring entity or its affiliates. If stock is purchased from the current principal stockholders, the transaction is very likely to be a private transaction rather than a public distribution of securities, but is also likely to result in substantial gains to the current principal stockholders relative to their purchase price for such stock. In the Company's judgment, none of the officers and directors would thereby become an underwriter within the meaning of the Section 2(11) of the Securities Act of 1933, as amended as long as the transaction is a private transaction rather than a public distribution of securities. The sale of a controlling interest by certain principal shareholders of the Company would occur at a time when minority stockholders are unable to sell their shares because of the lack of a public market for such shares.

Depending upon the nature of the transaction, the current officers and directors of the Company may resign their management and board positions with the Company in connection with a change of control or acquisition of a business opportunity (See Form of Acquisition, below, and Risk Factors The Company Lack of Continuity of Management). In the event of such a resignation, the Company's current management would thereafter have no control over the conduct of the Company's business.

It is anticipated that business opportunities will come to the Company's attention from various sources, including its officers and directors, its other stockholders, professional advisors such as attorneys and accountants, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. The Company has no plan, understandings, agreements, or commitments with any individual for such person to act as a finder of opportunities for the Company.

The Company does not foresee that it will enter into a merger or acquisition transaction with any business with which its officers or directors are currently affiliated. Should the Company determine in the future, contrary to the forgoing expectations, that a transaction with an affiliate would be in the best interests of the Company and its stockholders, the Company is, in general, permitted by Florida law to enter into a transaction if:

     The material facts as to the relationship or interest of the affiliate and as to the contract or transaction are disclosed or are known to the Board of Directors, and the Board in good faith authorizes, approves or ratifies the contract or transaction by the affirmative vote of a majority of the disinterested directors, even though the disinterested directors constitute less than a quorum; or

     The material facts as to the relationship or interest of the affiliate and as to the contract or transaction are disclosed or are known to the stockholders entitled to vote thereon, and the contract or transaction is specifically authorized, approved or ratified in good faith by vote of the stockholders; or the contract or transaction is fair as to the Company as of the time it is authorized, approved or ratified, by the Board of Directors or the stockholders.

Investigation and Selection of Business Opportunities

To a large extent, a decision to participate in a specific business opportunity may be made upon management's analysis of the quality of the other Company's management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes, the perceived benefit the business opportunity will derive from becoming a publicly held entity, and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria. In many instances, it is anticipated that the historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future because of a variety of factors, including, but not limited to, the possible need to expand substantially, shift marketing approaches, change product emphasis, change or substantially augment management, raise capital and the like.

It is anticipated that the Company will not be able to diversify, but will essentially be limited to the acquisition of one business opportunity because of the Company's limited financing. This lack of diversification will not permit the Company to offset potential losses from one business opportunity against profits from another, and should be considered an adverse factor affecting any decision to purchase the Company's securities.

Certain types of business acquisition transactions may be completed without any requirement that the Company first submit the transaction to the stockholders for their approval. In the event the proposed transaction is structured in such a fashion that stockholder approval is not required, holders of the Company's securities (other than principal stockholders holding a controlling interest) should not anticipate that they will be provided with financial statements or any other documentation prior to the completion of the transaction. Other types of transactions require prior approval of the stockholders.

In the event a proposed business combination or business acquisition transaction is structured in such a fashion that prior stockholder approval is necessary, the Company will be required to prepare a Proxy or Information Statement describing the proposed transaction, file it with the Securities and Exchange Commission for review and approval, and mail a copy of it to all Company stockholders prior to holding a stockholders meeting for purposes of voting on the proposal. Minority shareholders that do not vote in favor of a proposed transaction will then have the right, in the event the transaction is approved by the required number of stockholders, to exercise statutory dissenter's rights and elect to be paid the fair value of their shares.

The analysis of business opportunities will be undertaken by or under the supervision of the Company's officers and directors, none of whom are professional business analysts (See Management). Although there are no current plans to do so, Company management might hire an outside consultant to assist in the investigation and selection of business opportunities, and might pay a finder's fee. Since Company management has no current plans to use any outside consultants or advisors to assist in the investigation and selection of business opportunities, no policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or the total amount of fees that may be paid. However, because of the limited resources of the Company, it is likely that any such fee the Company agrees to pay would be paid in stock and not in cash.

Otherwise, in analyzing potential business opportunities, Company management anticipates that it will consider, among other things, the following factors:

Potential for growth and profitability indicated by new technology, anticipated market expansion, or new products;

The Company's perception of how any particular business opportunity will be received by the investment community and by the Company's stockholders;

Whether, following the business combination, the financial condition of the business opportunity would be, or would have a significant prospect in the foreseeable future of becoming, sufficient to enable the securities of the Company to qualify for listing on an exchange or on a national automated securities quotation system, such as NASDAQ, so as to permit the trading of such securities to be exempt from the requirements of Rule 15g-9 adopted by the Securities and Exchange Commission (See Risk Factors The Company Regulations of Penny Stocks).

Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements, or from other sources;

The extent to which the business opportunity can be advanced;

Competitive position as compared to other companies of similar size and experience within the industry segment as well as within the industry as a whole;

Strength and diversity of existing management or management prospects that are scheduled for recruitment;

The cost of participation by the Company as compared to the perceived tangible and intangible values and potential; and

The accessibility of required management expertise, personnel, raw materials, services, professional assistance, and other required items.

In regard to the possibility that the shares of the Company would qualify for listing on NASDAQ, the current standards for initial listing include, among other requirements, that the Company (1) have net tangible assets of at least $4.0 million, or a market capitalization of $50.0 million, or net income of not less that $0.75 million in its latest fiscal year or in two of the last three fiscal years; (2) have a public float (i.e., shares that are not held by any officer, director or 10% stockholder) of at least 1.0 million shares; (3) have a minimum bid price of at least $4.00; (4) have at least 300 round lot stockholders (i.e., stockholders who own not less than 100 shares); and (5) have an operating history of at least one year or have a market capitalization of at least $50.0 million. Many, and perhaps most, of the business opportunities that might be potential candidates for a combination with the Company would not satisfy the NASDAQ listing criteria.

No one of the factors described above will be controlling in the selection of a business opportunity, and management will attempt to analyze all factors appropriate to each opportunity and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Potential investors must recognize that, because of the Company's limited capital available for investigation and management's limited experience in business analysis, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

The Company is unable to predict when it may participate in a business opportunity. It expects, however, that the analysis of specific proposals and the selection of a business opportunity may take several months or more.

Prior to making a decision to participate in a business opportunity, the Company will generally request that it be provided with written materials regarding the business opportunity containing as much relevant information as possible. Including, but not limited to, such items as a description of products, services and Company history; management resumes; financial information; available projections, with related assumptions upon which they are based; an explanation of proprietary products and services; evidence of existing patents, trademarks, or service marks, or rights thereto; present and proposed forms of compensation to management; a description of transactions between such Company and its affiliates during the relevant periods; a description of present and required facilities;, an analysis of risks and competitive conditions; a financial plan of operation and estimated capital requirements; audited financial statements, or if they are not available, unaudited financial statements, together with reasonable assurance that audited financial statements would be able to be produced within a reasonable period of time not to exceed 60 days following completion of a merger or acquisition transaction; and the like.

As part of the Company's investigation, the Company's executive officers and directors may meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of the Company's limited financial resources and management expertise.

It is possible that the range of business opportunities that might be available for consideration by the Company could be limited by the impact of Securities and Exchange Commission regulations regarding purchase and sale of penny stocks. The regulations would affect, and possibly impair, any market that might develop in the Company's securities until such time as they qualify for listing on NASDAQ or on an exchange which would make them exempt from applicability of the penny stock regulations. See Risk Factors Regulation of Penny Stocks.

Company management believes that various types of potential merger or acquisition candidates might find a business combination with the Company to be attractive. These include acquisition candidates desiring to create a public market for their shares in order to enhance liquidity for current stockholders, acquisition candidates which have long-term plans for raising capital through public sale of securities and believe that the possible prior existence of a public market for their securities would be beneficial, and acquisition candidates which plan to acquire additional assets through issuance of securities rather than for cash, and believe that the possibility of development of a public market for their securities will be of assistance in that process. Acquisition candidates, which have a need for an immediate cash infusion, are not likely to find a potential business combination with the Company to be an attractive alternative.

Form of Acquisition

It is impossible to predict the manner in which the Company may participate in a business opportunity. Specific business opportunities will be reviewed as well as the respective needs and desires of the Company and the promoters of the opportunity and, upon the basis of the review and the relative negotiating strength of the Company and such promoters, the legal structure or method deemed by management to be suitable will be selected. Such structure may include, but is not limited to leases, purchase and sale agreements, licenses, joint ventures and other contractual arrangements. The Company may act directly or indirectly through an interest in a partnership, corporation or other form of organization. Implementing such structure may require the merger, consolidation or reorganization of the Company with other corporations or forms of business organization. In addition, the present management and stockholders of the Company most likely will not have control of a majority of the voting stock of the Company following a merger or reorganization transaction. As part of such a transaction, the Company's existing directors may resign and new directors may be appointed without any vote by stockholders.

It is likely that the Company will acquire its participation in a business opportunity through the issuance of Common Stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called tax free reorganization under the Internal Revenue Code of 1986 as amended, depends upon the issuance to the stockholders of the acquired Company of a controlling interest (i.e., 80% or more) of the common stock of the combined entities immediately following the reorganization. If a transaction were structured to take advantage of these provisions rather than other tax free provisions provided under the Internal Revenue Code, the Company's current stockholders would retain in the aggregate 20% or less of the total issued and outstanding shares. This could result in substantial additional dilution in the equity of those who were stockholders of the Company prior to such reorganization. Any such issuance of additional shares might also be done simultaneously with a sale or transfer of shares representing a controlling interest in the Company by the current officers, directors and principal stockholders. See Description of Business General.

It is anticipated that any new securities issued in any reorganization would be issued in reliance upon one or more exemptions from registration under applicable federal and state securities laws to the extent that such exemptions are available. In some circumstances, however, as a negotiated element of the transaction, the Company may agree to register such securities either at the time the transaction is consummated or under certain conditions at specified times thereafter. The issuance of substantial additional securities and their potential sale into any trading market that might develop in the Company's securities may have a depressive effect upon such market.

The Company will participate in a business opportunity only after the negotiation and execution of a written agreement. Although the terms of such agreement cannot be predicted, generally such an agreement would require specific representations and warranties by all of the parties thereto, specify certain events of default, detail the terms of closing and the conditions which must be satisfied by each of the parties thereto prior to such closing, outline the manner of bearing costs if the transaction is not closed, set forth remedies upon default, and include miscellaneous other terms.

As a general matter, the Company anticipates that it, and/or its principal stockholders will enter into a letter of intent with the management, principals or owners of a prospective business opportunity prior to signing a binding agreement. Such a letter of intent will set forth the terms of the proposed acquisition but will not bind any of the parties to consummate the transaction. Execution of a letter of intent will by no means indicate that consummation of an acquisition is probable. Neither the Company nor any of the other parties to the letter of intent will be bound to consummate the acquisition unless and until a definitive agreement is executed. Even after a definitive agreement is executed, it is possible that the acquisition would not be consummated should any party elect to exercise any right provided in the agreement to terminate it on specific grounds.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs incurred in the related investigation would not be recoverable. Moreover, because many providers of goods and services require compensation at the time or soon after the goods and services are provided, the inability of the Company to pay until an indeterminate future time may make it impossible to produce goods and services.

Investment Company Act and Other Regulation

The Company may participate in a business opportunity by purchasing, trading or selling the securities of such business. The Company does not, however, intend to engage primarily in such activities. Specifically, the Company intends to conduct its activities so as to avoid being classified as an investment Company under the Investment Company Act of 1940 (the Investment Act), and therefore to avoid application of the costly and restrictive registration and other provisions of the Investment Act, and the regulations promulgated thereunder.

The Company's plan of business may involve changes in its capital structure, management, control and business, especially if it consummates the reorganization as discussed above. Each of these areas is regulated by the Investment Act, in order to protect purchasers of investment Company securities. Since the Company will not register as an investment company, stockholders will not be afforded these protections.

Competition

The Company expects to encounter substantial competition in its efforts to locate attractive business combination opportunities. The competition may in part come from business development companies, venture capital partnerships and corporations, small investment companies, brokerage firms, and the like. Some of these types of organizations are likely to be in a better position than the Company to obtain access to attractive business acquisition candidates either because they have greater experience, resources and managerial capabilities than the Company, because they are able to offer immediate access to limited amounts of cash, or for a variety of other reasons. The Company also will experience competition from other public companies with similar business purposes, some of which may also have funds available for use by an acquisition candidate.

Administrative Offices

The Company currently maintains a mailing address at 211 West Wall, Midland, Texas 79701. The Company's telephone number there is (915) 682-1761. Other than this mailing address, the Company does not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future. The Company pays no rent or other fees for the use of the mailing address.

Employees

The Company is in the development stage and currently has no employees. Management of the Company expects to use consultants, attorneys and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating business opportunities. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in specific business opportunities.

Risk Factors

Conflicts of Interest. Certain conflicts of interest exist between the Company and its officers and directors. They have other business interests to which they currently devote attention, and are expected to continue to do so. As a result, conflicts of interest may arise that can be resolved only through their exercise of judgement in a manner which is consistent with their fiduciary duties to the Company. See Management, and Conflicts of Interest.

It is anticipated that the Company's principal shareholders may actively negotiate or otherwise consent to the purchase of a portion of their common stock as a condition to, or in connection with, a proposed merger or acquisition transaction. In this process, the Company's principal shareholders may consider their own personal pecuniary benefit rather than the best interest of other Company shareholders. Depending upon the nature of a proposed transaction, Company shareholders other than the principal shareholders may not be afforded the opportunity to approve or consent to a particular transaction. See Conflicts of Interest.

Possible Need for Additional Financing. The Company has very limited funds, and such funds, may not be adequate to take advantage of any available business opportunities. Even if the Company's currently available funds prove to be sufficient to pay for its operations until it is able to acquire an interest in, or complete a transaction with, a business opportunity, such funds will clearly not be sufficient to enable it to exploit the opportunity. Thus, the ultimate success of the Company will depend, in part, upon its availability to raise additional capital. In the event that the Company requires modest amounts of additional capital to fund its operations until it is able to complete a business acquisition or transaction, such funds, are expected to be provided by the principal shareholders. However, the Company has not investigated the availability, source, or terms that might govern the acquisition of the additional capital which is expected to be required in order to exploit a business opportunity, and will not do so until it has determined the level of need for such additional financing. There is no assurance that additional capital will be available from any source or, if available, that it can be obtained on terms acceptable to the Company. If not available, the Company's operations will be limited to those that can be financed with its modest capital.

Regulations of Penny Stocks. The Company's securities, when available for trading will be subject to a Securities and Exchange Commission rule that impose special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purpose of the rule, the phrase accredited investor means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker dealer must make special suitability determination for the purchaser and receive the purchasers written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell the Company's securities and also may affect the ability of purchasers of the Company's securities and also may affect the ability of purchasers of the Company's securities to sell such securities in any market that might develop therefor.

In addition, the Securities and Exchange Commission has adopted a number of rules to regulate penny stocks. Such rules include Rule 3a51-1 under the Securities Act of 1933, an Rules 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g- 6, and
15g-7 under the Securities Exchange Act of 1934, as amended. Because the securities of the Company may constitute penny stocks within the meaning of the rules, the rules would apply to the Company and to its securities. The rules may further affect the ability of the Company's shareholders to sell their shares in any public market, which might develop.

Shareholders should be aware that, according to Securities and Exchange Commission Release No. 34-29093, the market for penny stocks has suffered in recent years form patterns of fraud and abuse. Such patterns include (I) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differential and markups by selling broker- dealers; and (v) the wholesale dumping of the same securities by promoters and broker dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. The Company's management is aware of the abuses that have occurred historically in the penny stock market. Although the Company does not expect to be in a position to dictate the behavior of the market or of broker dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns form being established with respect to the Company's securities.

No Operating History. The Company has no operating history, revenues from operations, or assets since December 31, 1989. The Company faces all of the risks of a new business and the special risks inherent in the investigation, acquisition, or involvement in a new business opportunity. The Company must be regarded as a new or start-up venture with all of the unforeseen costs, expenses, problems, and difficulties to which such ventures are subject.

No Assurance of Success or Profitability. There is no assurance that the Company will acquire a favorable business opportunity. Even if the Company should become involved in a business opportunity, there is no assurance that it will generate revenues or profits, or that the market price of the Company's outstanding shares will be increased thereby.

Possible Business Not Identified and Highly Risky. The Company has not identified and has no commitments to enter into or acquire a specific business opportunity. As a result, it is only able to make general disclosures concerning the risks and hazards of acquiring a business opportunity, rather than providing disclosure with respect to specific risks and hazards relating to a particular business opportunity. As a general matter, prospective investors can expect any potential business opportunity to be quite risky. See Item 1 Description of Business.

Type of Business Acquired. The type of business to be acquired may be one that desires to avoid effecting its own public offering an the accompanying expense, delays, uncertainties, and federal and state requirements which purport to protect investors. Because of the Company's limited capital, it is more likely than not that any acquisition by the Company will involve other parties whose primary interest is the acquisition of control of a publicly traded Company. Moreover, any business opportunity acquired may be currently unprofitable or present other negative factors.

Impracticability of Exhaustive Investigation. The Company's limited funds and lack of full-time management will make it impracticable to conduct a complete and exhaustive investigation and analysis of a business opportunity before the Company commits its capital or other resources thereto. Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if the Company had more funds available to it, would be desirable. The Company will be particularly dependent in making decisions upon information provided by the promoter, owner, sponsor, or others associated with the business opportunity seeking the Company's participation. A significant portion of the Company's available funds may be expended for investigative expenses and other expenses related to preliminary aspects of completing an acquisition transaction, whether or not any business opportunity investigated is eventually acquired.

Lack of Diversification. Because of the limited financial resources that the Company has, it is unlikely that the Company will be able to diversify its acquisitions or operations. The Company's probable inability to diversify its activities into more than one area will subject the Company to economic fluctuations within a particular business or industry and therefore increase the risks associated with the Company's operations.

Need for Audited Financial Statements. The Company will require audited financial statements from any business that it proposes to acquire. Since the Company will be subject to the reporting provisions of the Securities Exchange Act of 1934, as amended (the Exchange Act), it will be required to include audited financial statements in its periodical reports for any existing business it may acquire. In addition, the lack of audited financial statements would prevent the securities of the Company from becoming eligible for listing on NASDAQ, the automated quotation system sponsored by the Association of Securities Dealers, Inc., or on any existing stock exchange. Moreover, the lack of such financial statements is likely to discourage broker-dealers from becoming or continuing to serve as market makers in the securities of the Company. Finally, without audited financial statements, the Company would almost certainly be unable to offer securities under a registration statement pursuant to the Securities Act of 1933, and the ability of the Company to raise capital would be significantly limited. Consequently, acquisitions prospects that do not have, or are unable to provide reasonable assurances that they will be able to obtain, the required audited statements would not be considered by the Company to be appropriate for acquisition.

Other Regulation. An acquisition made by the Company may be of a business that is subject to regulation or licensing by federal, state, or local authorities. Compliance with such regulations and licensing can be expected to be a time-consuming, expensive process and may limit other investment opportunities of the Company.

Dependence upon Management; Limited Participation of Management. The Company will be entirely dependant upon the experience of its officers and directors in seeking, investigating, and acquiring a business and in making decisions regarding the Company's operations. It is possible that, from time to time, the inability of such persons to devote their full time attention to the business of the Company could result in a delay in progress toward implementing its business plan. See Management. Because investors will not be able to evaluate the merits of possible future business acquisitions by the Company, they should critically assess the information concerning the Company's officers and directors.

Lack of Continuity in Management. The Company does not have an employment agreement with any of its officers or directors, and as a result, there is no assurance that they will continue to manage the Company in the future. In connection with acquisition of a business opportunity, it is likely the current officers and directors of the Company may resign. A decision to resign will be based upon the identity of the business opportunity and the nature of the transaction, and is likely to occur without the vote or consent of the stockholders of the Company.

Indemnification of Officers and Directors. The Company's By-Laws provide for the indemnification of its, directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of the Company. The Company will also bear the expenses of such litigation for any of its directors, officers, employees, or agents, upon such person's promise to repay the Company therefor if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by the Company, which it will be unable to recoup.

Dependence upon Outside Advisors. To supplement the business experience of its officers and directors, the Company may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. The selection of any such advisors will, be made by the Company's officers, without any input by shareholders. Furthermore, it is anticipated that such persons may be engaged on an as needed basis without a continuing fiduciary or other obligation to the Company. In the event the officers of the Company consider it necessary to hire outside advisors, they may elect to hire persons who are affiliates, if those affiliates are able to provide the required services.

Leveraged Transactions. There is a possibility that any acquisition of a business opportunity by the Company may be leveraged, i.e. the Company may finance the acquisition of the business opportunity by borrowing against the assets of the business opportunity to be acquired, or against the projected future revenues or profits of the business opportunity. This could increase the Company's exposure to larger losses. A business opportunity acquired through a leveraged transaction is profitable only if it generates enough revenues to cover the related debt and expenses. Failure to make payments on the debt incurred to purchase the business opportunity could result in the loss of a portion or all of the assets acquired. There is no assurance that any business opportunity acquired through a leveraged transaction will generate sufficient revenues to cover the related debt and expenses.

Competition. The search for potentially profitable business opportunities is intensely competitive. The Company expects to be at a disadvantage when competing with many firms that have substantially greater financial and management resources and capabilities than the Company. These competitive conditions will exist in any industry in which the Company may become interested.

No Foreseeable Dividends. The Company has not paid dividends on its Common Stock and does not anticipate paying such dividends in the foreseeable future.

Loss of Control by Present Management and Stockholders. In conjunction with completion of a business acquisition, it is anticipated that the Company will issue an amount of the Company's authorized but unissued Common Stock that represents the greater majority of the voting power and equity of the Company. In conjunction with such a transaction, the Company's current Officers, Directors, and principal shareholders could also sell all, or a portion, of their controlling block of stock to the acquired Company's stockholders. Such a transaction would result in a greatly reduced percentage of ownership of the Company by its current shareholders. As a result, the acquired Company's stockholders would control the Company, and it is likely that they would replace the Company's management with persons who are unknown at this time.

No Public Market Exists. There is currently no public market for the Company's common stock, and no assurance can be given that a market will develop or that a shareholder will ever be able to liquidate his investment without considerable delay, if at all. If a market should develop, the price may be highly volatile. Factors such as those discussed in this Risk Factors section may have a significant impact upon the market price of the securities offered hereby. Owing to the low price of the securities, many brokerage firms may not be willing to effect transactions in the securities. Even if a purchasers finds a broker willing to effect a transaction in theses securities, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the selling price. Further, many leading institutions will not permit the use of such securities as collateral for any loans.

Rule 144 Sales. Those shares held by management (8,548,899 shares) of the outstanding shares of Common Stock that are restricted securities within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable state securities laws. Rule 144 provides in essence that a person who has held restricted securities for a prescribed period, may under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a Company's outstanding common stock or the average weekly trading volume during the four calendar weeks prior to sale. There is no limit on the amount of restricted securities that may be sold by a non-affiliate after, the restricted securities have been held by the owner, for a period of at least two years. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to subsequent registrations of common stock of present shareholders, may have a depressive effect upon the price of the Common Stock in any market that may develop.

Blue Sky Consideration. Because the securities registered hereunder have not been registered for resale under the Blue Sky laws of any state, the holders of such shares and persons who desire to purchase them in any trading market that might develop in the future, should be aware, that there may be significant state Blue Sky law restrictions upon the ability of investors to sell the securities and of purchasers to purchase the securities. Accordingly, investors should consider the secondary market for the Company's securities to be a limited one.

Item 2 - Description of Property

The Company has no property and currently maintains a mailing address at 211 West Wall, Midland, Texas 79701. The Company's telephone number there is (915) 682-1761. Other than this mailing address, the Company does not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future. The Company pays no rent or other fees for the use of the mailing address or use of office facilities.

Item 3 - Legal Proceedings

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

Item 4 - Submission of Matters to a Vote of Security Holders

There was no shareholder meeting and no matters were submitted to the security holders for a vote during the fiscal year ended December 31, 2000.

PART II

Item 5 - Market for Company's Common Stock and Related Stockholder Matters

The stock does not trade on any exchange or the OTC market. There is no known public market for this security. No dividends have been paid to date and the Company's Board of directors does not anticipate paying dividends in the foreseeable future.

As of December 31, 2000, there were 9,166,515 shares of $.001 par value common stock (the "Common Stock") of the Company outstanding and owned by approximately 353 shareholders of record.

On December 26, 2000, the Company cancelled an aggregate total of 833,485 shares of its issued and outstanding common stock. Current management, upon extensive research into transactions approved by former officers and or controlling shareholders, determined that all of such shares had been issued improperly, inasmuch as no corporate authorization of the issuances existed and no consideration was received by the Company for such shares.

Specifically, the cancellations were as follows:

         400,000 shares were purchased by Glenn Little from a former officer of the Company for a cash consideration of $15,000 and returned to the Company's treasury with no consideration received by Glenn Little from the Company.

         403,485 shares issued to former officers, directors and individuals. These shares were issued improperly as (A) at the time of such issuance, the corporate charter of the Company had been revoked by the Secretary of State of Florida for failure to make required filings and to pay associated fees and (B) no consideration was received by the Company for such shares. Many of the certificates representing these shares were never delivered and were in the possession of the transfer agent.

         30,000 shares issued to a company in anticipation of fees due for investment banking activities. These shares were issued improperly as
         (A) there was no action by the Company's Board of Directors authorizing the issuance of any of such shares, and (2) at the time of such issuance, the corporate charter of the Company had been revoked by the Secretary of State of Florida for failure to make required filings and to pay associated fees.

As a result of the cancellation of these 833,485 shares of Company common stock, the Company currently has 9,166,515 shares outstanding. The effect in the accompanying financial statements was to restate the par value of the issued and outstanding shares with a corresponding offset to the additional paid-in capital account. There was no impact on the earnings of the Company as a result of this event.

Item 6 - Management's Discussion and Analysis or Plan of Operation

The current management group intends to actively to seek, investigate and, if warranted, acquire an interest in one or more business opportunities or ventures. As of the date hereof, the Company has divested itself of all operating assets and has no business opportunities or ventures under contemplation for acquisition but proposes to investigate potential opportunities in the form of investors or entrepreneurs with a concept which has not yet been placed in operation, or in the form of firms which are developing companies in need of limited additional funds for expansion into new products or services, and which are seeking to develop a new product or service. The Company may also seek out established businesses which may be experiencing financial or operational difficulties and are in need of the limited additional capital the Company could provide. The Company anticipates that it will seek to merge with an existing business. After the merger, the surviving entity will be the Company; however, management from the acquired entity will in all likelihood operate the Company. There is, however, a remote possibility that the Company may seek to acquire and operate an ongoing business, in which case the existing management might be retained. Due to the absence of capital available for investment by the Company, the types of businesses seeking to be acquired by the Company will no doubt be smaller and higher risks of businesses. In all likelihood, a business opportunity will involve the acquisition of or merger with a corporation which does not need additional cash but which desires to establish a public trading market for its Common Stock. Accordingly, the Company's ability to acquire any business of substance may be extremely limited.

The Company experienced a change in control due a change in management due to appointments to the Board of Directors and subsequent election of officers. It is the intent of management to continue seeking a suitable situation for merger or acquisition.

Further, the Company is dependent upon management and/or significant shareholders to provide sufficient working capital to preserve the integrity of the corporate entity during this phase. It is the intent of management and significant shareholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity.

Operation of the Company

The Company intends to search throughout the United States, Canada and Europe for a merger/acquisition candidate, however, because of lack of capital, the Company believes that the merger/acquisition candidate will be conducting business within a limited geographical area. In the event of a consummation of a merger or acquisition with a suitable candidate, it is highly probable that the Company's principal offices will be relocated to the existing office of the merger or acquisition candidate. Further the Company may also have offices at such other places as the Board of Directors may from time to time determine or the future business, subsequent to the consummation of a merger or acquisition of the Company may require.

The Officers and Directors will personally seek acquisition/merger candidates and/or orally contact individuals or broker(s)/dealer(s) and advise them of the availability of the Company as an acquisition candidate. The Officers will review material furnished them by the proposed merger/acquisition candidate and decide if a merger/acquisition is in the best interests of the Company and its shareholders. The proposed merger/acquisition will then be submitted to all stockholders for approval if required by Nevada statue.

The Company may also employ outside consultants, however, no such consultants will be engaged until a merger/acquisition candidate has been targeted by the Company. Management believes that it is impossible to consider the specific criteria that will be used to hire consultants; however, several of the criteria may include the consultant's relevant experience, the services to be provided, the term of service required by the Company. Management cannot predict the probability that management will recommend any specific consultant(s) for future use. As of the filing of this document, the Company has not had any discussions with or executed agreements with any outside consultants.

Other than disclosed herein, there are no other plans for accomplishing the business purpose of the Company.

Selection of Opportunities

The analysis of new business opportunities will be undertaken by or under the supervision of the Officers and Directors of the Company, none of whom is a professional business analyst and have limited training or experience in business analysis. Inasmuch as the Company will have no funds available to it in its search for business opportunities and ventures, the Company will not be able to expend significant funds on a complete and exhaustive investigation of such business opportunity. The Company will, however, investigate, to the extent believed reasonable by Management, such potential business opportunities or ventures.

As a part of the Company's investigation, the Officers and Directors may meet personally with management and key personnel of the firm sponsoring the business opportunity, may visit and inspect plants and facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and conduct other reasonable arrangements, to the extent of the Company's limited financial resources and management and technical expertise.

Prior to making a decision to recommend to shareholders participation in a business opportunity or venture, the Company will generally request that it be provided with written materials regarding the business opportunity containing such items as a description of products, services and company history; management resumes; financial information; available projections with elated assumptions upon which the projections were based; evidence of existing patents, trademarks or service marks or rights thereto; present and proposed forms of compensation to management; a description of transactions between the prospective entity and its affiliates during relevant periods; a description of resent and required facilities; an analysis of risks and competitive conditions; and, other information deemed relevant.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting, and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and costs for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Company of the costs incurred.

The  Company  will  have  unlimited  flexibility  in  seeking,   analyzing,  and
participating in business opportunities. In its efforts, the Company will consider the following kinds of factors:

         a) Potential for growth, indicated by new technology, anticipated market expansion or new products,
         b) Competitive position as compared to other firms engaged in similar activities;
         c)       Strength of the merger/acquisition candidate's management;
         d) Capital requirements and anticipated availability of required funds from future operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources; and
         e)       Other relevant factors.

Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Potential investors must recognize that due to the Company's limited capital available for investigation and management's limited experience in business analysis, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

The Company has not had any substantive conversations and is not currently engaged in substantive discussions related to a proposed merger or acquisition and, further, is unable to predict when it may identify or participate in a business opportunity. It expects, however, that the analysis of specific proposals and the selection of a business opportunity may take several months or more.

As of December 31, 2000, management has not identified any entity in which a current officer, director or significant shareholder has a direct or indirect ownership interest as a potential merger or acquisition candidate. Existing corporate policy is silent to this situation; however, it is the intent of management to seek candidates in which current directors, officers and/or significant shareholders do not have direct or indirect ownership interests.

Further, the consummation of a merger or acquisition transaction may or may not involve the sale of shares of common stock currently held by members of management, directors or significant shareholders. The terms and conditions related to any potential sale of these shares may or may not be made available to other minority or non- controlling existing shareholders of the Company.

Prior to the consummation of any merger or acquisition, the Company will request the approval of the existing shareholders if required by Nevada statue. Accordingly, all shareholders will be provided with the pertinent information related to the proposed merger or acquisition, including audited financial statements, concerning the proposed target company of the merger or acquisition.

Additionally, the Company will be subject to all disclosure and reporting requirements of The Securities and Exchange Commission, including, but not limited to, the filing of a Form 8-K Current Report for the disclosure of any pending merger or acquisition and the dissemination of audited financial statements of the merger or acquisition candidate upon consummation.

Form of Acquisition

The manner in which the Company participates in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of the Company and the promoters of the opportunity, and the relative negotiating strength of the Company and such promoters. The exact form or structure of the Company's participation in a business opportunity or venture will be dependent upon the needs of the particular situation. The Company's participation may be structured as an asset purchase, a lease, a license, a joint venture, a partnership, a merger or the acquisition of securities.

As set forth above, the Company may acquire its participation in a business opportunity through the issuance of Common Stock or other securities in the Company. Although the terms of any such transaction cannot be predicted, it should be noted that, in certain circumstances, the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under
Section 368(a)(1) of the Internal Revenue Code of 1976, as amended, may depend upon the issuance to the shareholders of the acquired company of at least 80.0% of the Common Stock of the combined entities immediately following the reorganization. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Internal Revenue Code, all prior shareholders may, in such circumstances, retain 20.0% or less of the total issued and outstanding Common Stock. If such a transaction were available to the Company, it will be necessary to obtain shareholder approval to effectuate a reverse stock split or to authorize additional shares of Common Stock prior to completing such acquisition. This could result in substantial additional dilution to the equity of those who were shareholders of the Company prior to such reorganization. Further, extreme caution should be exercised by any investor relying upon any tax benefits in light of any existing tax laws or any proposed changes thereto. It is possible that no tax benefits will exist at all. Prospective investors, if any, should consult their own legal, financial and other business advisors.

In conjunction with a merger with or acquisition of a privately-owned company, there exists a probability that a change in control will occur upon the consummation of the merger or acquisition. In order to make such a transaction feasible, it is highly probable that management will offer a controlling interest in the Company to any identified merger or acquisition candidate.

The present management and the current shareholders of the Company may not have control of a majority of the voting shares of the Company following a reorganization transaction. As part of such a transaction, all or a majority of the Company's Directors may resign and new Directors may be appointed without any vote by shareholders.

Present shareholders have not agreed to vote their respective shares of Common Stock in accordance with the vote of the majority of all non-affiliated future shareholders of the Company with respect to any business combination.

Not an "Investment Advisor"

The Company is not an "investment advisor" under the Federal Investment Advisers Act of 1940, which classification would involve a number of negative considerations. Accordingly, the Company will not furnish or distribute advise, counsel, publications, writings, analysis or reports to anyone relating to the purchase or sale of any securities within the language, meaning and intent of
Section 2(a)(11) of the Investment Advisers Act of 1940, 15USC 80b2(a)(11).

Not an "Investment Company"

The Company may become involved in a business opportunity through purchasing or exchanging the securities of such business. The Company does not intend, however, to engage primarily in such activities and is not registered as an "investment company" under the Federal Investment Company Act of 1940. The Company believes such registration is not required.

The Company must conduct its activities so as to avoid becoming inadvertently classified as a transient "investment company" under the Federal Investment Company Act of 1940, which classification would affect the Company adversely in a number of respects. Section 3(a) of the Investment Company Act provides the definition of an "investment company" which excludes an entity which does not engage primarily in the business of investing, reinvesting or trading in securities, or which does not engage in the business of investing, owning, holding or trading "investment securities" (defined as "all securities other than United States government securities or securities of majority-owned subsidiaries") the value of which exceeds forty (40.0%) of the value of its total assets (excluding government securities, cash or cash items). The Company intends to implement its business plan in a manner which will result in the availability of this exemption from the definition of "investment company". The Company proposes to engage solely in seeking an interest in one or more business opportunities or ventures.

Effective January 14, 1981, the U. S. Securities and Exchange Commission adopted Rule 3a-2 which deems that an issuer is not engaged in the business of investing, reinvesting, owning, holding or trading in securities for purposes of
Section 3(a)(1), cited above, if, during a period of time not exceeding one year, the issuer has a bona fide intent to be engaged primarily, or as soon as reasonably possible (in any event by the termination of a one year period of time), in a business other that of investing, reinvesting, owning, holding or trading in securities and such intent is evidenced by the Company's business activities and appropriate resolution of the Company's Board of Directors duly adopted and duly recorded in the minute book of the Company. The Rule 3a-2 "safe harbor" may not be relied on more than a single time. The Company expects to have invested or committed all, or substantially all, of the proceeds of this public offering in the investigation and/or acquisition of a business opportunity acquisition within a year after completion of the offering and thereafter to not encounter the possibility of being classified as a transient investment company.

Item 7 - Index to Financial Statements

The required accompanying financial statements begin on page F-1 of this document.

Item 8 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None

PART III

Item 9 - Officers and Directors

The directors and executive officers serving the Company are as follows:

    Name                          Age                 Position Held and Tenure
    ----                          ---                 ------------------------

Glenn Little                       47                    President, Director
Matthew Blair                      43              Secretary, Treasurer Director

The  directors  named  above will  serve  until the next  annual  meeting of the
Company's stockholders or until their successors are duly elected and have qualified. Directors will be elected for one-year terms at the annual stockholders meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated. There is no arrangement or understanding between any of the directors or officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current directors to the Company's board. There are also no arrangements, agreements or understandings between non-management shareholders that may directly or indirectly participate in or influence the management of the Company's affairs.

The directors and officers will devote their time to the Company's affairs on an as needed basis, which, depending on the circumstances, could amount to as little as two hours per month, or more than forty hours per month, but more than likely will fall within the range of five to ten hours per month. There are no agreements or understandings for any officer or director to resign at the request of another person, and none of the officers or directors are acting on behalf of, or will act at the direction of, any other person.

Biographical Information

Glenn A. Little, is a graduate of The University of Florida, Gainesville (Bachelor of Science in Business Administration) and the American Graduate School of International Management (Master International Management) and has been the principal of Little and Company Investment Securities (LITCO), a Securities Broker/Dealer with offices in Midland, Texas since 1979. Mr. Little currently serves as an officer of other inactive public corporations having the same business purpose as the Company.

Before founding LITCO, Mr. Little was a stockbroker with Howard, Weil, Labouisse Friedrich in New Orleans and Midland and worked for the First National Bank of Commerce in New Orleans, Louisiana.

Matthew Blair was formerly a solo practitioner of law in Midland, Texas and is presently a Title IV-D Master in Midland County Texas. Before opening his practice he served in the Legal Department of the Federal Deposit Insurance Corporation (FDIC), Midland, Texas where he gained exposure to corporate structures and debt workouts. His employment before the FDIC appointment was with Texas American Energy and Exxon Corporation. Mr. Blair received a Bachelor of Arts in Government from The University of Texas at Austin (1975) and Juris Doctor from Texas Tech University School of Law (1979). He is licensed in every state court in Texas, United States District Court (Texas) and in The United States Supreme Court.

Item 10 - Executive Compensation

There was no compensation paid during the Fiscal year ended December 31, 2000.

None of the Company's current officers or directors receives or has received any salary from Company during the preceding five years. The Company does not anticipate entering into employment agreements with any of its officers or directors in the near future. Directors do not receive compensation for their services as directors and are not reimbursed for expenses incurred in attending board meeting.

Item 11 - Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of the date of this Registration Statement, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5% or more of the outstanding Common Stock of the Company. Also included are the shares held by all executive officers and directors as a group.

                                                                  % of Class
  Name and address                 Number of Shares           Beneficially Owned
  ----------------                 ----------------           ------------------

Glenn A. Little                        8,548,899                   93.26%
211 West Wall
Midland, Texas 79701

Matthew Blair                              0                        0.00%
200 West Wall
Suite 104
Midland, Texas 79701

All Directors and                      8,548,899                   93.26%
Executive Officers (2 persons)


Item 12 - Certain Relationships and Related Transactions

On December 26, 2000, the Company cancelled an aggregate total of 833,485 shares of its issued and outstanding common stock. Current management, upon extensive research into transactions approved by former officers and or controlling shareholders, determined that all of such shares had been issued improperly, inasmuch as no corporate authorization of the issuances existed and no consideration was received by the Company for such shares.

Specifically, the cancellations were as follows:

   400,000 shares were purchased by Glenn Little from a former officer of the Company for a cash consideration of $15,000 and returned to the Company's treasury with no consideration received by Glenn Little from the Company.

   403,485 shares issued to former officers, directors and individuals. These shares were issued improperly as (A) at the time of such issuance, the corporate charter of the Company had been revoked by the Secretary of State of Florida for failure to make required filings and to pay associated fees and (B) no consideration was received by the Company for such shares. Many of the certificates representing these shares were never delivered and were in the possession of the transfer agent.

   30,000 shares issued to a company in anticipation of fees due for investment banking activities. These shares were issued improperly as (A) there was no action by the Company's Board of Directors authorizing the issuance of any of such shares, and (2) at the time of such issuance, the corporate charter of the Company had been revoked by the Secretary of State of Florida for failure to make required filings and to pay associated fees.

As a result of the cancellation of these 833,485 shares of Company common stock, the Company currently has 9,166,515 shares outstanding.

Item 13 - Exhibits and Reports on Form 8-K

Exhibit 27.1 - Financial Data Schedule

Reports on Form 8-K

   December 26,2000 - Reporting the cancellation of 833,485 shares of common stock outstanding.

--------------------------------------------------------------------------------

                                   SIGNATURES

In accord with Section 13 or 15(d) of the Securities Act of 1993, as amended, the Company caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                                  Eldorado Financial Group, Inc.

Dated: January 4, 2001                               By:     /s/ Glenn A. Little
       ---------------                                   -----------------------

                                                                 Glenn A. Little
                                           President and Chief Executive Officer


In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date as indicated.

Dated: January 4, 2001                               By:     /s/ Glenn A. Little
       ---------------                               ---------------------------

                                                                 Glenn A. Little
                                                         President, Director and
                                                         Chief Executive Officer

                               ELDORADO FINANCIAL
                                   GROUP, INC.

                              Financial Statements
                                       and
                                Auditor's Report

                           December 31, 2000 and 1999





                               S. W. HATFIELD, CPA
                          certified public accountants

                      Use our past to assist your future sm

                         Eldorado Financial Group, Inc.

                                    Contents

                                                                            Page
                                                                            ----

Report of Independent Certified Public Accountants                           F-3

Financial Statements

   Balance Sheets
     as of December 31, 2000 and 1999                                        F-4

   Statements of Operations and Comprehensive Income
     for the years ended December 31, 2000 and 1999                          F-5

   Statement of Changes in Shareholders' Equity
     for the years ended December 31, 2000 and 1999                          F-6

   Statements of Cash Flows
     for the years ended December 31, 2000 and 1999                          F-7

   Notes to Financial Statements                                             F-8

S. W. HATFIELD, CPA
certified public accountants

Member:    American Institute of Certified Public Accountants
               SEC Practice Section
               Information Technology Section
           Texas Society of Certified Public Accountants


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------


Board of Directors and Stockholders
Eldorado Financial Group, Inc.

We have audited the accompanying balance sheets of Eldorado Financial Group, Inc. (a Florida corporation) as of December 31, 2000 and 1999 and the related statements of operations and comprehensive income, changes in shareholders' equity and cash flows for each of the two years then ended, respectively. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eldorado Financial Group, Inc. as of December 31, 2000 and 1999 and the related statements of operations and comprehensive income, changes in shareholders' equity and cash flows for each of the two years then ended, in conformity with generally accepted accounting principles.

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

                                                    S. W. HATFIELD, CPA
Dallas, Texas
January 4, 2001

                      Use our past to assist your future sm

(secure mailing address)                   (overnight delivery/shipping address)
P. O. Box 820395                               9002 Green Oaks Circle, 2nd Floor
Dallas, Texas  75382-0395                               Dallas, Texas 75243-7212
214-342-9635 (voice)                                          (fax) 214-342-9601
800-244-0639                                                      SWHCPA@aol.com
                                       F-3


                         Eldorado Financial Group, Inc.
                                 Balance Sheets
                           December 31, 2000 and 1999


                                                                 2000           1999
                                                             -----------    -----------
                                     ASSETS
                                     ------

Current assets
   Cash on hand and in bank                                  $      --      $      --
                                                             -----------    -----------

   Total Assets                                              $      --      $      --
                                                             ===========    ===========



                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Liabilities
   Current liabilities
     Accounts payable - trade                                $      --      $      --
                                                             -----------    -----------

   Total Liabilities                                                --             --
                                                             -----------    -----------


Commitments and contingencies

Shareholders' equity (deficit)
   Common stock - $0.001 par value
     100,000,000 shares authorized
     9,166,515 and 10,000,000 shares
     issued and outstanding,  respectively                         9,167         10,000
   Additional paid-in capital                                  2,001,570      2,000,101
   Accumulated deficit                                        (2,010,737)    (2,010,101)
                                                             -----------    -----------

   Total Shareholders' Equity (Deficit)                             --             --
                                                             -----------    -----------

   Total Liabilities and Shareholders' Equity                $      --      $      --
                                                             ===========    ===========





The accompanying notes are an integral part of these financial statements.

                         Eldorado Financial Group, Inc.
                Statements of Operations and Comprehensive Income
                     Years ended December 31, 2000 and 1999


                                                       2000            1999
                                                  ------------    ------------

Revenues                                          $       --      $       --
                                                  ------------    ------------

Expenses
   General and administrative expenses                     636           2,016
                                                  ------------    ------------

     Total operating expenses                              636           2,016
                                                  ------------    ------------

Loss from Operations                                      (636)         (2,016)

Provision for Income Taxes                                --              --
                                                  ------------    ------------

Net Loss                                                  (636)         (2,016)

Other Comprehensive Income                                --              --
                                                  ------------    ------------

Comprehensive Income                              $       (636)   $     (2,016)
                                                  ============    ============


Earnings per share of common stock
   outstanding computed on net income
   - basic and fully diluted                               nil             nil
                                                  ============    ============

Weighted-average number of shares
   outstanding - basic and fully diluted             9,986,336      10,000,000
                                                  ============    ============




The accompanying notes are an integral part of these financial statements.


                         Eldorado Financial Group, Inc.
                  Statement of Changes in Shareholders' Equity
                     Years ended December 31, 2000 and 1999




                                 Common Stock           Additional
                                 ------------            paid-in     Accumulated
                            Shares         Amount        capital       deficit         Total
                         -----------    -----------    -----------   -----------    -----------

Balances at
   January 1, 1999        10,000,000    $    10,000    $ 1,996,483   $(2,008,085)   $    (1,602)

Capital contributed to
   support operations           --             --            3,618          --            3,618

Net loss for the year           --             --             --          (2,016)        (2,016)
                         -----------    -----------    -----------   -----------    -----------

Balances at
   December 31, 1999      10,000,000         10,000      2,000,101    (2,010,101)          --

Stock cancelled on
   December 26, 2000        (833,485)          (833)           833          --             --

Capital contributed to
   support operations           --             --              636          --              636

Net loss for the year           --             --             --            (636)          (636)
                         -----------    -----------    -----------   -----------    -----------

Balances at
   December 31, 2000       9,166,515    $     9,167    $ 2,001,570   $(2,010,737)   $      --
                         ===========    ===========    ===========   ===========    ===========






The accompanying notes are an integral part of these financial statements.

                         Eldorado Financial Group, Inc.
                            Statements of Cash Flows
                     Years ended December 31, 2000 and 1999


                                                            2000       1999
                                                            -------    -------

Cash Flows from Operating Activities
   Net loss for the year                                    $  (636)   $(2,016)
   Adjustments to reconcile net loss
     to net cash provided by operating activities
       Increase (Decrease) in
         Accounts payable - trade                              --       (1,602)
                                                            -------    -------

Net cash used in operating activities                          (636)    (3,618)
                                                            -------    -------


Cash Flows from Investing Activities                           --         --
                                                            -------    -------


Cash Flows from Financing Activities
   Cash contributed to support operations                       636      3,618
                                                            -------    -------

Net cash provided by financing activities                       636      3,618
                                                            -------    -------

Increase (Decrease) in Cash                                    --         --

Cash at beginning of period                                    --         --
                                                            -------    -------

Cash at end of period                                       $  --      $  --
                                                            =======    =======


Supplemental Disclosure of Interest and Income Taxes Paid
     Interest paid for the year                             $  --      $  --
                                                            =======    =======
     Income taxes paid for the year                         $  --      $  --
                                                            =======    =======



The accompanying notes are an integral part of these financial statements.

                         Eldorado Financial Group, Inc.

                          Notes to Financial Statements


Note A - Organization and Description of Business

Eldorado Financial Group, Inc. (Company) was incorporated under the laws of the State of Florida on February 26, 1980 as Eldorado Gold & Exploration, Inc. On January 13, 1987, the Company amended its Articles of Incorporation to change the corporate name to Eldorado Financial Group, Inc. and modified the Company's capital structure to allow for the issuance of up to 100,000,000 shares of common stock at $0.001 par value per share.

The Company has effectively had no operations, assets or liabilities since its fiscal year ended December 31, 1989. Accordingly, the Company is dependent upon management and/or significant shareholders to provide sufficient working capital to preserve the integrity of the corporate entity at this time. It is the intent of management and significant shareholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity.

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

2.   Income Taxes
     ------------

     The Company uses the asset and liability method of accounting for income taxes. At December 31, 2000 and 1999, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.
     Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of December 31, 2000 and 1999, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

3.   Income (Loss) per share
     -----------------------

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of
     issuance,   whichever  is  later.   As  of  December  31,  2000  and  1999,
     respectively, the Company has no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

                         Eldorado Financial Group, Inc.

Note C - Common Stock Transactions

On December 26, 2000, the Company cancelled an aggregate total of 833,485 shares of its issued and outstanding common stock. Current management, upon extensive research into transactions approved by former officers and or controlling shareholders, determined that all of such shares had been issued improperly, inasmuch as no corporate authorization of the issuances existed and no consideration was received by the Company for such shares.

Specifically, the cancellations were as follows:

     400,000 shares were purchased by the current majority stockholder from a former officer of the Company for a cash consideration of $15,000 and returned to the Company's treasury with no consideration received by the majority stockholder.

     403,485 shares issued to former officers, directors and individuals. These shares were issued improperly as (A) at the time of such issuance, the corporate charter of the Company had been revoked by the Secretary of State of Florida for failure to make required filings and to pay associated fees and (B) no consideration was received by the Company for such shares. Many of the certificates representing these shares were never delivered and were in the possession of the transfer agent.

     30,000 shares issued to a company in anticipation of fees due for investment banking activities. These shares were issued improperly as (A) there was no action by the Company's Board of Directors authorizing the issuance of any of such shares, and (2) at the time of such issuance, the corporate charter of the Company had been revoked by the Secretary of State of Florida for failure to make required filings and to pay associated fees.

As a result of the cancellation of these 833,485 shares of Company common stock, the Company currently has 9,166,515 shares outstanding. The effect in the accompanying financial statements was to restate the par value of the issued and outstanding shares with a corresponding offset to the additional paid-in capital account. There was no impact on the earnings of the Company as a result of this event.