Form 10QSB
period 2001-03-31
ELDORADO FINANCIAL GROUP INC
filed 2001-04-16
CIK 317477

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------

(Mark one)
      XX          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
--------------
                  EXCHANGE ACT OF 1934

                           For the quarterly period ended March 31, 2001

--------------    TRANSITION REPORT UNDER SECTION 13 OR  15(d)  OF THE  EXCHANGE
                  ACT OF 1934



                  For the transition period from ______________ to _____________

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: April 16, 2001: 9,166,515
                                          -------------------------

Transitional Small Business Disclosure Format (check one): YES    NO X
                                                              ---   ---

                         Eldorado Financial Group, Inc.

                Form 10-QSB for the Quarter ended March 31, 2001

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

Item 1 - Part 1 - Financial Statements
--------------------------------------


                           Accountant's Review Report
                           --------------------------


Board of Directors and Shareholders
Eldorado Financial Group, Inc.

We have reviewed the accompanying balance sheets of Eldorado Financial Group, Inc. (a Florida corporation) as of March 31, 2001 and 2000 and the accompanying statements of operations and comprehensive income and cash flows for the three months ended March 31, 2001 and 2000, respectively. These financial statements are prepared in accordance with the instructions for Form 10-QSB, as issued by the U. S. Securities and Exchange Commission, and are the sole responsibility of the Company's management.

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



                                                             S. W. HATFIELD, CPA
Dallas, Texas
April 12, 2001


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
214-342-9635 (voice)                                          (fax) 214-342-9601
800-244-0639                                                      SWHCPA@aol.com

                         Eldorado Financial Group, Inc.
                                 Balance Sheets
                             March 31, 2001 and 2000

                                   (Unaudited)

                                     Assets
                                     ------
                                                           2001         2000
                                                        ----------   ----------
Current Assets
   Cash on hand and in bank                             $     --     $     --
                                                        ----------   ----------

   Total Assets                                         $     --     $     --
                                                        ==========   ==========



                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
Liabilities
   Current liabilities
      Accounts payable - trade                          $     --     $     --
                                                        ----------   ----------

   Total Liabilities                                          --           --
                                                        ----------   ----------


Commitments and contingencies


Shareholders' equity (deficit)
   Common stock - $0.001 par value
      100,000,000 shares authorized
      9,166,515 and 10,000,000 shares
      issued and outstanding,  respectively                  9,167       10,000
   Additional paid-in capital                            2,001,729    2,000,260
   Accumulated deficit                                  (2,010,896)  (2,010,260)
                                                        ----------   ----------

   Total Shareholders' Equity (Deficit)                       --           --
                                                        ----------   ----------

   Total Liabilities and Shareholders' Equity           $     --     $     --
                                                        ==========   ==========



The financial information presented herein has been prepared by management without audit by independent certified public accountants. The accompanying notes are an integral part of these financial statements. The financial information presented herein has been prepared by management without audit by independent certified public accountants. See Accountant's Review Report. The accompanying notes are an integral part of these financial statements.

                         Eldorado Financial Group, Inc.
                Statements of Operations and Comprehensive Income
                   Three months ended March 31, 2001 and 2000

                                   (Unaudited)

                                         Three months    Three months
                                             ended           ended
                                           March 31,       March 31,
                                              2001            2000
                                         ------------    ------------

Revenues                                 $       --      $       --
                                         ------------    ------------

Expenses
   General and administrative expenses            159             159
                                         ------------    ------------

      Total operating expenses                    159             159
                                         ------------    ------------

Loss from Operations                             (159)           (159)

Provision for Income Taxes                       --              --
                                         ------------    ------------

Net Loss                                         (159)           (159)

Other Comprehensive Income                       --              --
                                         ------------    ------------

Comprehensive Loss                       $       (159)   $       (159)
                                         ============    ============


Earnings per share of common
   stock outstanding computed
   on net income - basic and
   fully diluted                                  nil             nil
                                         ============    ============

Weighted-average number of
   shares outstanding - basic
   and fully diluted                        9,166,515      10,000,000
                                         ============    ============



The financial information presented herein has been prepared by management without audit by independent certified public accountants. The accompanying notes are an integral part of these financial statements. The financial information presented herein has been prepared by management without audit by independent certified public accountants. See Accountant's Review Report. The accompanying notes are an integral part of these financial statements.

                         Eldorado Financial Group, Inc.
                            Statements of Cash Flows
                   Three months ended March 31, 2001 and 2000

                                   (Unaudited)

                                                      Three months  Three months
                                                         ended         ended
                                                        March 31,    March 31,
                                                          2001         2000
                                                          -----        -----
Cash Flows from Operating Activities
   Net loss for the period                                $(159)       $(159)
   Adjustments to reconcile net loss
      to net cash provided by operating activities
         Increase (Decrease) in
            Accounts payable - trade                        --           --
                                                          -----        -----

Net cash used in operating activities                      (159)        (159)
                                                          -----        -----


Cash Flows from Investing Activities                        --           --
                                                          -----        -----


Cash Flows from Financing Activities
   Cash contributed to support operations                   159          159
                                                          -----        -----

Net cash provided by financing activities                   159          159
                                                          -----        -----

Increase (Decrease) in Cash                                 --           --

Cash at beginning of period                                 --           --
                                                          -----        -----

Cash at end of period                                     $ --         $ --
                                                          =====        =====


Supplemental Disclosure of Interest and Income Taxes Paid
      Interest paid for the year                          $ --         $ --
                                                          =====        =====
      Income taxes paid for the year                      $ --         $ --
                                                          =====        =====



The financial information presented herein has been prepared by management without audit by independent certified public accountants. The accompanying notes are an integral part of these financial statements. The financial information presented herein has been prepared by management without audit by independent certified public accountants. See Accountant's Review Report. The accompanying notes are an integral part of these financial statements.

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

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-KSB for the year ended December 31, 2000. The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission's
instructions   for  Form  10-QSB,   are   unaudited  and  contain  all  material
adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 2001.

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

2. Income Taxes
   ------------

   The Company uses the asset and liability method of accounting for income taxes. At March 31, 2001 and 2000, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

                         Eldorado Financial Group, Inc.

Note B - Summary of Significant Accounting Policies - Continued

2. Income taxes - continued
   ------------

   As of March 31, 2001 and 2000, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

3. Income (Loss) per share
   -----------------------

   Basic earnings (loss) per share is computed by dividing the net income (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of March 31, 2001 and 2000, respectively, the Company has no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.


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

                         Eldorado Financial Group, Inc.

Note C - Common Stock Transactions - Continued

As a result of the December 2000 cancellation of these 833,485 shares of Company common stock, the Company currently has 9,166,515 shares outstanding.

The effect in the accompanying financial statements was to restate the par value of the issued and outstanding shares with a corresponding offset to the additional paid-in capital account as of the date of cancellation. There was no impact on the earnings of the Company as a result of this event.






                (Remainder of this page left blank intentionally)

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

(3)   Results of Operations, Liquidity and Capital Resources

The Company intends to continue its plan of seeking a suitable merger or acquisition candidate. In order to do so, it will require additional capital to pay ongoing expenses, including particularly legal and accounting fees incurred in conjunction with preparation and filing of various required periodic reports to the U. S. Securities and Exchange Commission.

The Company has engaged in no significant operations other than organizational activities and preparation for registration of its securities under the Securities Exchange Act of 1934, as amended, since August 31, 1989.

For the three months ended March 31, 2001 and 2000, respectively, the Company incurred net operating losses as a result of expenses principally associated with registration and compliance with reporting obligations under The Securities Exchange Act of 1934, and other administrative expenses associated with the maintenance of the Company's issued and outstanding stock records. The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues. The Company may also continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

It is the intent of management and significant stockholders to provide sufficient working capital to preserve the integrity of the corporate entity, however, there are no commitments to provide additional funds have been made by management or other stockholders, and the Company has no plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities prior to the location of a merger or acquisition candidate. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses. Notwithstanding the forgoing, to the extent that additional funds are required, the Company anticipates receiving such funds in the form of advancements from current shareholders without issuance of additional shares or other securities, or through the private placement of restricted securities rather than through a public offering. The Company does not currently contemplate making a Regulation S offering.

Regardless of whether the Company's cash assets prove to be inadequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash.

Year 2000 Compliance Issues

None of the Company's information systems or non-information technology systems were affected by the passage into the year 2000. Nevertheless, we have no assurance that we will not experience isolated system failures as a result of customer or third party technical problems.


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

   Exhibits - None
   Reports on Form 8-K - None

--------------------------------------------------------------------------------


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Eldorado Financial Group, Inc.


April    16   , 2001                    /s/ Glenn A Little
      --------                         --------------------------------
                                                        Glenn A. Little
                                                President, Director and
                                                Chief Financial Officer