Form 10QSB
period 2001-06-30
ELDORADO FINANCIAL GROUP INC
filed 2001-07-26
CIK 317477

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------


(Mark one)
   XX            QUARTERLY  REPORT  UNDER  SECTION 13 OR 15(d) OF THE SECURITIES
---------        EXCHANGE ACT OF 1934

                           For the quarterly period ended June 30, 2001

                 TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
---------        OF 1934

                           For the transition period from ________to _________

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

State the number of shares outstanding of each of the issuer's classes of common
equity  as  of  the  latest   practicable   date:   July  24,  2001:   9,166,515
------------------------

Transitional Small Business Disclosure Format (check one):        YES    NO X
                                                                     ---   ---

                         Eldorado Financial Group, Inc.

                 Form 10-QSB for the Quarter ended June 30, 2001

                                Table of Contents


                                                                            Page
                                                                            ----
Part I - Financial Information

  Item 1   Financial Statements                                               3

  Item 2   Management's Discussion and Analysis or Plan of Operation          9


Part II - Other Information

  Item 1   Legal Proceedings                                                  9

  Item 2   Changes in Securities                                              9

  Item 3   Defaults Upon Senior Securities                                   10

  Item 4   Submission of Matters to a Vote of Security Holders               10

  Item 5   Other Information                                                 10

  Item 6   Exhibits and Reports on Form 8-K                                  10


Signatures                                                                   10





Item 1 - Part 1 - Financial Statements

                         Eldorado Financial Group, Inc.
                                 Balance Sheets
                             June 30, 2001 and 2001

                                   (Unaudited)


                                                                    June 30,       June 30,
                                                                      2001           2000
                                                                  -----------    -----------

                                     Assets
                                     ------
Current Assets
   Cash on hand and in bank                                       $      --      $      --
                                                                  -----------    -----------

   Total Assets                                                   $      --      $      --
                                                                  ===========    ===========



                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
Liabilities
   Current liabilities
      Accounts payable - trade                                    $      --      $      --
                                                                  -----------    -----------

   Total Liabilities                                                     --             --
                                                                  -----------    -----------


Commitments and contingencies


Shareholders' equity (deficit)
   Common stock - $0.001 par value
      100,000,000 shares authorized
      9,166,515 shares issued and
      outstanding,  respectively                                        9,167          9,167
   Additional paid-in capital                                       2,001,888      2,001,252
   Accumulated deficit                                             (2,011,055)    (2,010,419)
                                                                  -----------    -----------

   Total Shareholders' Equity (Deficit)                                  --           (2,320)
                                                                  -----------    -----------

   Total Liabilities and Shareholders' Equity                     $      --      $      --
                                                                  ===========    ===========



The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.




                         Eldorado Financial Group, Inc.
                Statements of Operations and Comprehensive Income
                Six and Three months ended June 30, 2001 and 2000

                                   (Unaudited)

                                          Six months     Six months    Three months   Three months
                                            ended          ended          ended          ended
                                           June 30,       June 30,       June 30,       June 30,
                                             2001           2000           2001           2000
                                         -----------    -----------    -----------    -----------

Revenues                                 $      --      $      --      $      --      $      --
                                         -----------    -----------    -----------    -----------

Expenses
   General and administrative expenses           318            318            159            159
                                         -----------    -----------    -----------    -----------

      Total operating expenses                   318            318            159            159
                                         -----------    -----------    -----------    -----------

Loss from Operations                            (318)          (318)          (159)          (159)

Provision for Income Taxes                      --             --             --             --
                                         -----------    -----------    -----------    -----------

Net Loss                                        (318)          (318)          (159)          (159)

Other Comprehensive Income                      --             --             --             --
                                         -----------    -----------    -----------    -----------

Comprehensive Loss                       $      (318)   $      (318)   $      (159)   $      (159)
                                         ===========    ===========    ===========    ===========


Earnings per share of common
   stock outstanding computed
   on net income - basic and
   fully diluted                                 nil            nil            nil            nil
                                         ===========    ===========    ===========    ===========

Weighted-average number of
   shares outstanding - basic
   and fully diluted                       9,166,515      9,166,515      9,166,515      9,166,515
                                         ===========    ===========    ===========    ===========



The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

                         Eldorado Financial Group, Inc.
                            Statements of Cash Flows
                     Six months ended June 30, 2001 and 2000

                                   (Unaudited)

                                                        Six months    Six months
                                                          ended         ended
                                                         June 30,      June 30,
                                                           2001          2000
                                                          ------        ------
Cash Flows from Operating Activities
   Net loss for the period                                $ (318)       $ (318)
   Adjustments to reconcile net loss
      to net cash provided by operating activities
         Increase (Decrease) in
            Accounts payable - trade                        --            --
                                                          ------        ------

Net cash used in operating activities                       (318)         (318)
                                                          ------        ------


Cash Flows from Investing Activities                        --            --
                                                          ------        ------


Cash Flows from Financing Activities
   Cash contributed to support operations                    318           318
                                                          ------        ------

Net cash provided by financing activities                    318           318
                                                          ------        ------

Increase (Decrease) in Cash                                 --            --

Cash at beginning of period                                 --            --
                                                          ------        ------

Cash at end of period                                     $ --          $ --
                                                          ======        ======


Supplemental Disclosure of Interest and Income Taxes Paid
      Interest paid for the year                          $ --          $ --
                                                          ======        ======
      Income taxes paid for the year                      $ --          $ --
                                                          ======        ======



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

2. Income Taxes
   ------------

   The Company uses the asset and liability method of accounting for income taxes. At June 30, 2001 and 2000, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

                         Eldorado Financial Group, Inc.

Note B - Summary of Significant Accounting Policies - Continued

2. Income taxes - continued
   ------------------------

   As of June 30, 2001 and 2000, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

3. Income (Loss) per share
   -----------------------

   Basic earnings (loss) per share is computed by dividing the net income (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of June 30, 2001 and 2000, respectively, the Company has no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.


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

                                                  Eldorado Financial Group, Inc.


July    24   , 2000                                 /s/ Glenn A Little
     --------                                     ------------------------------
                                                                 Glenn A. Little
                                                         President, Director and
                                                         Chief Financial Officer