Form 10QSB
period 2001-09-30
ELDORADO FINANCIAL GROUP INC
filed 2001-10-26
CIK 317477

United States
                       Securities and Exchange Commission
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------


(Mark one)
    XX          QUARTERLY  REPORT  UNDER  SECTION  13 OR 15(d) OF THE SECURITIES
-----------     EXCHANGE ACT OF 1934

                      For the quarterly period ended September 30, 2001

                TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE  ACT
-----------     OF 1934

                      For the transition period from ____________ to ___________

--------------------------------------------------------------------------------


                         Commission File Number: 0-10999
                                                 -------

                         Eldorado Financial Group, Inc.
        (Exact name of small business issuer as specified in its charter)

          Nevada                                              59-2025386
--------------------------                            --------------------------
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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: October 24, 2001: 9,166,515
                                          ---------------------------

Transitional Small Business Disclosure Format (check one):  YES      NO X
                                                                ---    ---

                         Eldorado Financial Group, Inc.

              Form 10-QSB for the Quarter ended September 30, 2001

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


Item 1 - Part 1 - Financial Statements

                         Eldorado Financial Group, Inc.
                                 Balance Sheets
                           September 30, 2001 and 2000

                                   (Unaudited)


                                                            September 30,   September 30,
                                                                 2001            2000
                                                            -------------   -------------
                                     Assets
                                     ------
Current Assets
   Cash on hand and in bank                                  $      --       $      --
                                                             -----------     -----------

   Total Assets                                              $      --       $      --
                                                             ===========     ===========



                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
Liabilities
   Current liabilities
      Accounts payable - trade                               $      --       $      --
                                                             -----------     -----------

   Total Liabilities                                                --              --
                                                             -----------     -----------


Commitments and contingencies


Shareholders' equity (deficit)
   Common stock - $0.001 par value
      100,000,000 shares authorized
      9,166,515 shares issued and
      outstanding,  respectively                                   9,167           9,167
   Additional paid-in capital                                  2,002,047       2,001,411
   Accumulated deficit                                        (2,011,214)     (2,010,578)
                                                             -----------     -----------

   Total Shareholders' Equity (Deficit)                             --              --
                                                             -----------     -----------

   Total Liabilities and Shareholders' Equity                $      --       $      --
                                                             ===========     ===========



The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

                         Eldorado Financial Group, Inc.
                Statements of Operations and Comprehensive Income
             Nine and Three months ended September 30, 2001 and 2000

                                   (Unaudited)

                                         Nine months    Nine months   Three months   Three months
                                            ended          ended          ended          ended
                                        September 30,  September 30,  September 30,  September 30,
                                             2001           2000           2001           2000
                                         -----------    -----------    -----------    -----------

Revenues                                 $      --      $      --      $      --      $      --
                                         -----------    -----------    -----------    -----------

Expenses
   General and administrative expenses           477            477            159            159
                                         -----------    -----------    -----------    -----------

      Total operating expenses                   477            477            159            159
                                         -----------    -----------    -----------    -----------

Loss from Operations                            (477)          (477)          (159)          (159)

Provision for Income Taxes                      --             --             --             --
                                         -----------    -----------    -----------    -----------

Net Loss                                        (477)          (477)          (159)          (159)

Other Comprehensive Income                      --             --             --             --
                                         -----------    -----------    -----------    -----------

Comprehensive Loss                       $      (477)   $      (477)   $      (159)   $      (159)
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
                                         ===========    ===========    ===========    ===========


The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.
                                                                               4



                         Eldorado Financial Group, Inc.
                            Statements of Cash Flows
                  Nine months ended September 30, 2001 and 2000

                                   (Unaudited)

                                                             Nine months     Nine months
                                                                ended           ended
                                                            September 30,   September 30,
                                                                  2001            2000
                                                            -------------   -------------
Cash Flows from Operating Activities
   Net loss for the period                                  $        (477)  $        (477)
   Adjustments to reconcile net loss
      to net cash provided by operating activities
         Increase (Decrease) in
            Accounts payable - trade                                 --              --
                                                            -------------   -------------

Net cash used in operating activities                                (477)           (477)
                                                            -------------   -------------


Cash Flows from Investing Activities                                 --              --
                                                            -------------   -------------


Cash Flows from Financing Activities
   Cash contributed to support operations                             477             477
                                                            -------------   -------------

Net cash provided by financing activities                             477             477
                                                            -------------   -------------

Increase (Decrease) in Cash                                          --              --

Cash at beginning of period                                          --              --
                                                            -------------   -------------

Cash at end of period                                       $        --     $        --
                                                            =============   =============


Supplemental Disclosure of Interest and Income Taxes Paid
      Interest paid for the year                            $        --     $        --
                                                            =============   =============
      Income taxes paid for the year                        $        --     $        --
                                                            =============   =============

     The financial information presented herein has been prepared by management without audit by independent certified public accountants. The accompanying notes are an integral part of these financial statements.
                                                                               5

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

On June 27, 2001, the Company changed its state of Incorporation from Florida to Nevada by means of a merger with and into Eldorado Financial Group, Inc., a Nevada corporation formed on June 25, 2001 solely for the purpose of effecting the reincorporation. The Articles of Incorporation and Bylaws of the Nevada corporation are the Articles of Incorporation and Bylaws of the surviving corporation. Such Articles of Incorporation did not make any changes to the capital structure of the Company.

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

                         Eldorado Financial Group, Inc.

Note B - Summary of Significant Accounting Policies - Continued

2. Income Taxes
   ------------

   The Company uses the asset and liability method of accounting for income taxes. At September 30, 2001 and 2000, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

   As of September 30, 2001 and 2000, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

3. Income (Loss) per share
   -----------------------

   Basic earnings (loss) per share is computed by dividing the net income (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of September 30, 2001 and 2000, respectively, the Company has no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.


Note C - Fair Value of Financial Instruments

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.


Note D - Income Taxes

The components of income tax (benefit) expense for the three months ended September 30, 2000 and 2000, respectively, are as follows:

                                                   September 30,   September 30,
                                                         2001            2000
                                                   -------------   -------------
       Federal:
          Current                                  $        --     $        --
          Deferred                                          --              --
                                                   -------------   -------------
                                                            --              --
                                                   -------------   -------------
       State:
          Current                                           --              --
          Deferred                                          --              --
                                                   -------------   -------------
                                                            --              --
                                                   -------------   -------------
          Total                                    $        --     $        --
                                                   =============   =============


                         Eldorado Financial Group, Inc.

                    Notes to Financial Statements - Continued


Note D - Income Taxes - continued

As of September 30, 2001, the Company has a nominal net operating loss carryforward to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2018. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate;
continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense for the nine months ended September 30, 2001 and 2000, respectively, are as follows:

                                                     September 30,   September 30,
                                                         2001            2000
                                                     -------------   -------------
Statutory rate applied to loss before income taxes      $   (162)       $   (162)
Increase (decrease) in income taxes resulting from:
     State income taxes                                     --              --
     Other, including reserve for deferred tax asset         162             162
                                                        --------        --------

       Income tax expense                               $   --          $    --
                                                        ========        ========


Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of September 30, 2001 and 2000, respectively:

                                                September 30,      September 30,
                                                    2001               2000
                                                -------------      -------------
Deferred tax assets
  Net operating loss carryforwards                $   1,060          $     850
  Less valuation allowance                           (1,060)              (850)
                                                  ---------          ---------

Net Deferred Tax Asset                            $    --            $    --
                                                  =========          =========

During the nine months ended September 30, 2001 and 2000, respectively, the reserve for the deferred current tax asset increased by approximately $160 and $165, respectively.


Note E - Common Stock Transactions

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

                         Eldorado Financial Group, Inc.

Note E - Common Stock Transactions

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

The effect in the accompanying financial statements was to restate the par value of the issued and outstanding shares with a corresponding offset to the additional paid-in capital account as of the first day of the first period presented. There was no impact on the earnings of the Company as a result of this event.



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

Item 5 - Other Information

      On June 27, 2001, the Company changed its state of Incorporation from Florida to Nevada by means of a merger with and into Eldorado Financial Group, Inc., a Nevada corporation formed on June 25, 2001 solely for the purpose of effecting the reincorporation. The Articles of Incorporation and Bylaws of the Nevada corporation are the Articles of Incorporation and Bylaws of the surviving corporation. Such Articles of Incorporation did not make any changes to the capital structure of the Company.

Item 6 - Exhibits and Reports on Form 8-K

      Exhibits - None
      Reports on Form 8-K - None

--------------------------------------------------------------------------------


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  Eldorado Financial Group, Inc.


October  24 , 2001                                  /s/ Glenn A. Little
        ----                                      ------------------------------
                                                                 Glenn A. Little
                                                         President, Director and
                                                         Chief Financial Officer