Form 10-KT
period 2001-09-30
COMPOSITE TECHNOLOGY CORP
filed 2002-02-14
CIK 317477

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-KSB

[ ]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934

[X] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from January 1, 2001 to September 30, 2001.

Commission File Number 0-10999

                        COMPOSITE TECHNOLOGY CORPORATION
                        --------------------------------
                 (Name of Small Business Issuer in Its Charter)

          NEVADA                                                 59-2025386
          ------                                                 ----------
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

 18881 VON KARMAN AVENUE, SUITE 1630, IRVINE, CALIFORNIA            92612
 -------------------------------------------------------            -----
         (Address of Principal Executive Offices)                (Zip Code)

                       (949) 756-1091
                       --------------
      (Issuer's Telephone Number, Including Area Code)


Securities registered under Section 12 (b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $.001 par value

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No
    -----     -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

The issuer's revenues for the nine months ended September 30, 2001.  $0.

As of February 8, 2002, the aggregate market value of the registrant's Common Stock held by non-affiliates (assuming for these purposes but without conceding that all officers, directors and greater than 10% stockholders are "affiliates" of the registrant), was $18,340,866.54, based upon the closing price of $2.07 per share of Common Stock on the OTC Bulletin Board.

As of January 31, 2002, there were 66,463,098 shares of Common Stock issued and outstanding.

The following documents are incorporated by reference:  None.

Transitional Small Business Disclosure Format: Yes       No  X
                                                   -----    ----

                                TABLE OF CONTENTS


                                                                                                                        PAGE NUMBER
                                                                                                                        -----------
PART I...........................................................................................................             4

   ITEM 1.          DESCRIPTION OF BUSINESS......................................................................             4

   ITEM 2.          DESCRIPTION OF PROPERTY......................................................................            17

   ITEM 3.          LEGAL PROCEEDINGS............................................................................            17

   ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........................................            19


PART II..........................................................................................................            19

   ITEM 5.          MARKET FOR COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS............................            19

   ITEM 6.          MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION....................................            22

   ITEM 7.          INDEX TO FINANCIAL STATEMENTS................................................................            23

   ITEM 8.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES........            24


PART III.........................................................................................................            24

   ITEM 9.          OFFICERS AND DIRECTORS.......................................................................            24

   ITEM 10.         EXECUTIVE COMPENSATION.......................................................................            25

   ITEM 11.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...............................            27

   ITEM 12.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............................................            28

   ITEM 13.         EXHIBITS AND REPORTS ON FORM 8-K.............................................................            29

CAUTION REGARDING FORWARD-LOOKING INFORMATION

       All statements contained in this Form 10-KSB, other than statements of historical facts, that address future activities, events or developments are forward-looking statements, including, but not limited to, statements containing the words "believe," "anticipate," "expect" and words of similar import. These statements are based on certain assumptions and analyses made by us in light of our experience and our assessment of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results will conform to the expectations and predictions of management is subject to a number of risks and uncertainties that may cause actual results to differ materially.

       Such risks include, among others, the following: international, national and local general economic and market conditions: our ability to sustain, manage or forecast our growth; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other factors referenced in this and previous filings.

       Consequently, all of the forward-looking statements made in this Form 10-KSB are qualified by these cautionary statements and there can be no assurance that the actual results anticipated by management will be realized or, even if substantially realized, that they will have the expected consequences to or effects on our business operations.

       As used in this Form 10-KSB, unless the context requires otherwise, "we" or "us" or the "Company" means Composite Technology Corporation and its subsidiaries.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

INTRODUCTION:

         The Company is engaged in the development of high-strength composite materials, high-speed neural-networked pultrusion manufacturing systems for composites, and novel designed composite products commercialization. These composite technologies will initially include applications in the areas of electricity delivery, structural strength members for civil engineering applications, tower structures, and related materials inspection systems.

         Through our subsidiary, Transmission Technology Corporation, a Nevada corporation ("TTC"), we are engaged in the development, production, and commercialization of composite reinforced cable and support systems for use in electrical power transmission and distribution systems.

         We were incorporated in Nevada as ElDorado Financial Group, Inc, on June 25, 2001. We are a successor by merger to ElDorado Financial Group, Inc., a Florida corporation incorporated in February 1980. On November 13, 2001, we changed our name to Composite Technology Corporation.

         On November 3, 2001, we entered into an Agreement and Plan of Reorganization (the "Reorganization Agreement"), with TTC and certain stockholders of TTC, whereby such stockholders of TTC exchanged all of their shares of common stock ("TTC Common Stock") in TTC for an aggregate of 57,546,000 shares of our common stock, par value $.001 per share ("Common Stock"). As a result, TTC became our majority-owned subsidiary and such stockholders of TTC became the holders of 89.9% of the issued and outstanding shares of Common Stock. Since then, the remaining holders of TTC Common Stock have also exchanged their shares of TTC Common Stock for an additional 2,374,598 shares of Common Stock, so that we now own all the outstanding shares of TTC Common Stock. The former stockholders of TTC now own an aggregate of 59,920,598 shares of Common Stock, representing 90.2% of the issued and outstanding Common Stock. Prior to entering into the Reorganization Agreement, we had no operating history, revenues from operations, or assets since December 31, 1989. In addition, we have not had any revenues from operations subsequent to acquiring TTC.

         Prior to entering into the Reorganization Agreement, TTC entered into certain financing and other transactions with Red Guard Industries, Inc. ("Red Guard"). See Item 5 -- Market for Company's Common Stock and Related Stockholder Matters -- Sale of Unregistered Securities" and "Item 12 -- Certain Relationships and Related Transactions."

         On December 16, 2001, we entered into a non-binding letter of agreement to establish a joint venture in China with Jiangsu Far East Group Company, Ltd. for the manufacture and sale of composite reinforced aluminum conductors for electrical transmission and distribution systems in China. The parties are negotiating the terms of a definitive joint venture agreement, although there are no assurances that a definitive agreement will be executed.

         On December 28, 2001, we changed our fiscal year-end from December 31 to September 30.

PRINCIPAL PRODUCT:

         Our principal product is our proprietary Composite Reinforced Aluminum Conductor ("CRAC") cable. We have obtained an exclusive license for patent pending CRAC technologies, which are new electrical transmission and distribution cable designs that are able to deliver more power (ampacity) than conventional ACSR (aluminum conductor steel reinforced) cables in use today. CRAC cables are lighter than conventional steel reinforced cables and have a higher ampacity rating, thus allowing them to replace existing overhead lines without structural modification of the supporting tower systems while allowing more power to be transmitted. We believe that the use of this technology to replace existing lines can improve the reliability and reduce the stress on the overloaded electrical infrastructure at a fraction of the cost and in a much shorter time period than is required to create expensive new rights-of-way and build new tower systems. However, if new system construction is required to support new generation sources, we believe the size and cost of the new towers can be significantly reduced due to the lower weight and higher ampacity of the CRAC conductors. See "-- Intellectual Property" and "Item 3 - Legal Proceedings."

         We believe that there is an immediate need for a reasonably priced higher performance cable, such as our CRAC cable. Recently, industry research has focused primarily on superconductors, which are very expensive and require constant cooling with liquid nitrogen. While superconductors perform with low transmission losses, their higher price, larger size, and increased maintenance constraints make them suitable only for short underground lines in highly congested power centers.

         Since the late 1880's, overhead transmission lines have used cables that are made from straight steel wires that are helically wrapped by aluminum wires, generally known as ACSR (aluminum conductor steel reinforced) cable. CRAC cable is over 20% lighter than ACSR cable, has higher tensile strength and has half of the thermal expansion. Therefore, CRAC cable is able to carry additional electrical current (ampacity) on existing structures with little modification for supporting connections. Furthermore, since the composite core of CRAC cable is non-conductive, unlike ACSR steel-core cable, there is no inductive field effect due to the conductor being wound around a steel core, which appears to lower the electromagnetic field. Since the composite core of the CRAC cable is stronger than ACSR cable, and since the same cross-sectional area used by the steel wires can be packed with greater density using composite-core shapes, the CRAC cable core has areas that can be designed to hold a fiber optic cable bundle. With the addition of devices capable of intelligent sensing of temperature, sag, and line problems, CRAC cable can also be used for the transmission of all types of optical communications and control data.

         The first CRAC cables planned for production are designed to replace the ACSR "Drake" model commonly used in transmission lines and the smaller ACSR "Linnet" model commonly used in distribution lines. There are many other similar versions of ACSR cables with different specifications that can also be produced using the same arrangement as the proposed CRAC cable versions of the Drake and Linnet models. CRAC's unique core simply replaces the steel wires in the center of the ACSR with pultruded composite profiles that leave an area which may hold a fiber optic cable bundle; however, the current carrying aluminum wire layers that are helically stranded around the CRAC cable core in the CRAC design are the same as in the ACSR design. Therefore, the handling and splicing of the CRAC cable is similar to ACSR, except for the joining of the composite core and the fiber.

         The primary benefits of replacing ACSR cable with our CRAC cable are as follows:

- Greater ampacity (electrical current carrying capacity), principally because the cable has the ability to handle more elevated temperatures with less sag in the line and because of lower resistance with less inductive field resulting from a core that is now non-conductive.

- Glass composites have 50% less thermal expansion than steel, which results in less sag and reduced movement in wind. This means that our CRAC cable can be rated with a higher ampacity, without sag causing the cable to encroach on safe operating clearances.

- The fiber optic cable can be used with sensors in the line to detect the temperature of the cable and other conditions, which allows the operator to maximize the amount of power sent down the line, without having to estimate the line's actual condition.

- The cable can be produced with minor modifications to existing cable production plants.

- Replacement composite core weight reduction results in overall cable weight reduction.

         Another key advantage of CRAC cable is that the outside conductive wire portion of the cable is the same diameter and configuration as the conventional ACSR cable, which means that it can be handled and spliced with minimal re-training of utility linemen. The only difference is the splicing of the inside composite core and the splicing of the fiber optic bundle. The splicing techniques have been developed and demonstrated by technicians retained by us. Although the price of CRAC cable may initially be slightly greater than the proportionate increased ampacity it provides, we believe that the replacement of ACSR cable with CRAC cable will be less expensive than the installation costs of new additional lines and support structures. Moreover, the optical fibers could provide additional revenue streams for the transmission and distribution system.

         Electricity now accounts for nearly 40% of total energy consumption in the United States and in other countries with similar levels of economic development. The electricity system has emerged as the world's most critical infrastructure, in the sense that it enables all other infrastructures to function. To ensure the capability and reliability of electricity systems in the twenty-first century, new advanced materials, polymers, composites and special structures will be required. High-performance polymeric cables, such as our CRAC cables, are expected to meet the needs of the electrical industry because they are lighter, have a higher current carrying capacity and are better able to tolerate high stresses during emergency overload conditions.

SALES AND DISTRIBUTION:

         We intend to seek companies with established, successful distribution networks to distribute our products. We may also seek to distribute our products through joint ventures.

         We have not to date made any sales of our product. Our initial CRAC conductor sales efforts are being targeted at potential customers that have the greatest need for a solution to congested line circuits or aging transmission systems. This is a niche market with great potential for immediate sales to solve significant reliability and power delivery problems, such as seen in the California marketplace over the past two years. We have initiated discussions with potential customers for our CRAC conductor including generation companies and transmission grid owners located throughout the United States and the world, as well as various local, state and federal government agencies in the United States.

         Because we will introduce our products in a conservative industry, we intend to provide our prospective customers with demonstrations of the product under controlled conditions. We are in the process of arranging to produce CRAC cable for demonstrations during 2002 in the North American, Chinese, and South American markets.

         Following a parallel sales path strategy, we are contacting selected companies or agencies that are in early stages of project development of generation facilities requiring new transmission or distribution systems. We believe that one or more of these may elect to integrate CRAC cable into their systems.

         Until and unless we secure multiple customer relationships, it is likely that we will experience periods during which we will be highly dependent on one or a limited number of customers.

MANUFACTURING:

         We do not currently manufacture any products. In order to reduce market entry costs, we are considering establishing subcontractor relationships and/or joint ventures to manufacture our CRAC cable product line, although no such relationships or joint ventures are currently in place. Both methods will allow us to produce CRAC cables with much lower initial capital expenditures. To establish a composite core manufacturing facility would require a significant capital expenditure, the funds for which are not currently available.

         We plan to produce our proprietary high speed neural-networked manufacturing systems for our own use and for sale to our joint venture partners, as appropriate. We will, in some instances, produce cable through relationships with existing cable makers, by having them add helically stranded combinations of individual aluminum wires around the composite core that we will supply.

         Our principal raw materials will be e-glass fibers and various polymer resins. The prices for these raw materials are subject to market forces largely beyond our control, including energy costs, organic chemical feedstocks, market demand, and freight costs. The prices for these raw materials has varied significantly and may vary significantly in the future.

         Our objective is to build an efficient, high speed, thermoset pultrusion system for use in manufacturing the composite core. Additionally, we intend to build and test a high-speed "high-strength thermoplastic pultrusion" equipment line while proceeding to market a "pultruded thermoset" core. We believe that there are additional potential improvements to the CRAC design that should be pursued and could be implemented with minimal retraining on the part of the utility companies. Future market developments include marine cables, underground cables, large fiber optic cables, and various other wire applications, such as "last mile" cables.

         The pultrusion process is a composite manufacturing method that resembles extrusion, except that the fiber and polymer materials are pulled through a heated die having the shape of the part to be made. Organic compounds from resin baths and the enclosed die are contained in this process equipment package. Production is a highly automated continuous process, and conductor core lengths of many miles are possible, but are limited by reel sizes, handling, and transportation constraints.

         The composite cores that have been produced and tested have been made by pultruding high strength glass fibers and a high strength epoxy under high tension to achieve very high tensile strength in a process known as "thermoset." The initial cores will be made in this manner, although at a higher cost than the use of an engineered plastic in a "thermoplastic" pultrusion process. The principal advantage of perfecting the "thermoplastic pultrusion" process to achieve similar tensile strengths as the "thermoset pultrusion" is that the production line should be able to run at higher speeds resulting in lower manufacturing costs per foot of product in addition to the fact that thermoplastic, sometimes known as "engineered plastics," is less expensive per pound. Both polymers have proven resistance to high electrical energy fields, higher temperatures, and weathering.

INTELLECTUAL PROPERTY:

         TTC entered into a technology license agreement with W.B.G., Inc., a California corporation ("WBG"), on May 7, 2001 (the "License Agreement"). The License Agreement related to patent pending composite reinforced aluminum conductor technologies and gave TTC an exclusive license to the technologies covered by the License Agreement. The License Agreement currently is the basis for our rights to the composite reinforced aluminum conductor technologies. We also intend to file patent applications for several cable designs resulting from our development and testing work. We believe that patents and other proprietary rights are important to our success and our competitive position. Accordingly, we intend to devote substantial resources to the establishment and protection of patents and other proprietary rights. There can be no assurance that the actions taken by us to establish and protect any patents or other proprietary rights will be adequate to prevent imitation of our products by others or to prevent others from prohibiting sales of any products we may develop in violation of the patents and proprietary rights of others. Moreover, no assurance can be given that others will not assert rights in, or ownership of, the patents and other proprietary rights that we may establish or acquire, or that we will be able to successfully resolve such conflicts. See "Item 3 -- Legal Proceedings."

MARKET:

         The U.S. Department of Energy has reported that much of the nation's electrical transmission and distribution infrastructure is rapidly becoming incapable of meeting the demands of our modern economy. Traditionally, utilities would be adding new transmission capacity to handle the expected load increase, but because of difficulty in obtaining permits and the uncertainty over receiving an adequate rate of return on investment, the total of transmission circuit miles added annually have been declining. Obtaining approval to site and build new electricity transmission is becoming more difficult due to environmental concerns, the perceived health effects of electric and magnetic fields, interest groups' concerns, and the concern that property values would decline along transmission line routes. In the period from 1985 to 1990, 10,000 new circuit miles were added in the United States, while only 4,000 circuit miles were added in the period from 1990 to 1995. Therefore, we believe that there is an increased need for new conductors that deliver more power at a reasonable cost on the existing tower system. We believe that we will be able to attain a reasonable market share of the anticipated demand for both new and replacement conductors.

COMPETITION:

         There are three principal manufacturers of traditional bare overhead ACSR conductors which supply the United States market: Southwire Company, with approximately 42-45% of the market, and General Cable Corporation and Alcan Inc., which supply most of the balance of the market. Outside of the United States market, key manufacturers for ACSR cable include Pirelli Cable, Jaingsu Far East Group Company, Ltd., and others.

         The following developmental-stage efforts also have potential to compete with CRAC cable:

- Minnesota Mining and Manufacturing Co., also known as 3M, in partnership with Electricite de France, has developed a new lightweight, high performance conductor which is expected to have at least double the ampacity of ACSR; however its price is expected to be seven to eight times higher than ACSR. The cable is not yet available and a preliminary demonstration is expected to be conducted in the third quarter of 2002.

- Korea Electric Power Corporation completed 24 overhead transmission line upgrade projects between 1994 and 1997, where they replaced existing conductors with high-ampacity conductors using existing towers and rights-of-way. They used the "Super Thermal Resistant Aluminum Alloy Conductor with Invar Reinforcement" ("STACIR"), first introduced in 1994. The cable can operate to 210 degrees Celsius with its ampacity approximately doubled. The cost of STACIR is four to seven times higher than ACSR with slightly increased line losses.

- Several companies are in the preliminary stages of developing superconducting technology in the form of liquid nitrogen-cooled superconductor power cables, which are capable of conducting with very low losses. The disadvantage is that the cost of such cables is expected to be up to fifty (50) times the current price of ACSR cable, so that it would only be practical in specific short underground installations in downtown metropolitan areas.


GOVERNMENTAL REGULATION:

         There are no specific government regulations governing the design and specifications of bare overhead conductors in the United States. The manufacture of CRAC cable is not subject to any specific government regulations other than those regulations that traditionally apply to manufacturing activities such as the Occupational Safety and Health Act of 1970.

         Our intended operations are subject to various federal, state, and local laws and regulations relating to the protection of the environment. These environmental laws and regulations, which have become increasingly stringent, are implemented principally by the Environmental Protection Agency and comparable state agencies, and govern the management of hazardous wastes, the discharge of pollutants into the air and into surface and underground waters, and the manufacture and disposal of certain substances.


RESEARCH AND DEVELOPMENT:

         We have not spent significant funds on research and development because development of the CRAC technology has been funded with various state and federal government grants obtained by the licensor of such technology. See "-- Intellectual Property" and "Item 3 - Legal Proceedings." We anticipate the need to spend significant funds to protect the CRAC technology. We intend to seek patents with respect to certain new hardware components, new related structures, and advanced production equipment lines, although we have not filed any patent applications or obtained any patents to date. The costs associated with development work on new equipment lines is expected to be recovered through the purchase of such equipment by our manufacturing partners, joint ventures, or licensees.

EMPLOYEES:

         We currently have three full time employees; Benton H Wilcoxon, C. William Arrington, and Robert Nikoley. Numerous technical skills will be required to bring our products to market. Recruiting efforts have begun and will continue in the near future.

RISK FACTORS:

WE ARE A DEVELOPMENT STAGE COMPANY AND HAVE A LIMITED OPERATING HISTORY.

         We are a development stage company and have a limited operating history. We are subject to business risks that are typical of development stage companies, and "start-up" and "lead-time" factors are expected to affect the timing of our receipt of revenues. There can be no assurance that we will be able to generate any revenues. Until we generate significant revenues, we will experience negative cash flows and financial losses. Our ability to generate revenues may be affected by numerous factors. No assurance can be given that a demand for our product will develop or, if it does develop, that it will be sufficient to justify our investment in developing our intended business.

WE EXPECT FUTURE LOSSES AND WE MAY NOT BECOME PROFITABLE.

         Prior to acquiring TTC, we were a shell corporation having no operating history, revenues from operations, or assets since December 31, 1989. We have not had any revenues from operations subsequent to acquiring TTC. We anticipate that we will experience significant quarterly and annual losses at least through the next 18 months. We may not ever become profitable. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. We expect the need to significantly increase our general administrative and product prototype and equipment prototype production expenses. As a result, we will need to generate significant revenues to achieve and maintain profitability.

OUR ACCOUNTANTS HAVE ISSUED A QUALIFIED REPORT WITH RESPECT TO OUR ABILITY TO CONTINUE AS A GOING CONCERN.

         Our accountants have issued a report relating to our audited financial statements which contains a qualification with respect to our ability to continue as a going concern because, among other things, we have no viable operations or significant assets. For the fiscal period ended September 30, 2001, we had a comprehensive loss of $493,450, and for the same period, our net cash used in operating activities was $263,345. As of September 30, 2001, our accumulated deficit was $501,672, after taking into account the TTC reorganization.

OUR PRODUCT MAY NOT BE ACCEPTED BY OUR POTENTIAL CUSTOMERS.

         There can be no assurance that we will be able to profit from the development or manufacture of our products as planned, or that we will be successful in marketing our products to our potential customers. Our ability to successfully commercialize our products will depend in part on the acceptance of our products by our potential customers, primarily the major utility companies. The failure of utility companies to purchase our products would have a material adverse effect on our business, results of operations and financial condition. Unfavorable publicity concerning us or any of our products could have an adverse effect on our ability to achieve acceptance of our products by utility companies and to commercialize our products, which could have a material adverse effect on our business, results of operations and financial condition.

WE MAY NOT BE ABLE TO MANAGE OUR GROWTH EFFECTIVELY.

         Our recent growth, primarily as a result of our acquisition of TTC, has placed and will continue to place a significant strain on our managerial, operational, and financial resources. Failure to manage our growth effectively could have a material adverse effect on our business, results of operations and financial condition. Significant additional growth will be necessary for the Company to achieve its plan of operation.

OUR FAILURE TO RAISE NECESSARY CAPITAL COULD RESTRICT OUR GROWTH, LIMIT OUR ABILITY TO DEVELOP AND MARKET OUR PRODUCT AND HINDER OUR ABILITY TO COMPETE.

         We need to raise significant additional funds in order to achieve our business objectives. Failure to raise these additional funds would: (i) restrict our growth; (ii) limit our ability to market our product; (iii) limit the development of our product; (iv) hinder our ability to compete; and (v) hinder our ability to continue our business operations. Any of these consequences would have a material adverse effect on our business, results of operations and financial condition.

TO SATISFY OUR CAPITAL REQUIREMENTS, WE MAY SEEK TO RAISE FUNDS IN THE PUBLIC OR PRIVATE CAPITAL MARKETS.

         Our ability to raise additional funds in the public or private markets will be adversely affected if the results of our business operations are not favorable, or if any products developed are not well-received. We may seek additional funding through corporate collaborations and other financing vehicles or from loans or investments from new or existing stockholders. There can be no assurance that any such funding will be available to us, or if available, that it will be available on acceptable terms. If adequate funds are not available, we will not be able to complete the commercialization of any products that we may have developed. As a result, we may be required to discontinue our operations without obtaining any value for our products under development, thereby eliminating stockholder equity, or we could be forced to relinquish rights to some or all of our products under development in return for an amount substantially less than we expended to develop such products. If we are successful in obtaining additional financing, the terms of the financing may have the effect of diluting the holdings or adversely affecting the rights of the holders of Common Stock.

WE MAY NOT BE ABLE TO DIVERSIFY OUR OPERATIONS INTO OTHER INDUSTRIES.

         Because of the limited financial resources that we have, we may not be able to diversify our activities into other areas outside the development, production, and commercialization of cable and support systems for use in electrical power transmission and distribution systems. Our inability to diversify our products into other areas will subject us to economic fluctuations within this industry and therefore increase the risks associated with our operations.

WE MAY NOT BE ABLE TO PROTECT OUR PROPRIETARY RIGHTS AND MAY INFRINGE ON THE PROPRIETARY RIGHTS OF OTHERS.

         Establishment of patents and other proprietary rights is important to our success and our competitive position. Accordingly, we intend to devote substantial resources to the establishment and protection of patents and other proprietary rights. There can be no assurance that the actions taken by us to establish and protect any patents or other proprietary rights will be adequate to prevent imitation of our products by others or to prevent others from prohibiting sales of any products we may develop in violation of the patents and proprietary rights of others. Moreover, no assurance can be given that others will not assert rights in, or ownership of, patents and other proprietary rights we may establish or acquire or that we will be able to successfully resolve such conflicts.

         There can be no assurance that any patents related to the technology licensed under the License Agreement will be issued. Additionally, as further explained in Item 3 of this Form 10-KSB, the enforceability of the License Agreement is currently subject to litigation. In the event a court or an arbitration panel determines that the License Agreement is unenforceable, it would have a material adverse effect on us, our businesses and our prospects. "See Item 3 -- Legal Proceedings."

WE DEPEND ON KEY PERSONNEL AND WE MAY NOT BE ABLE TO ATTRACT AND RETAIN QUALIFIED EMPLOYEES.

         Our success will be largely dependent, in particular, upon the continuing services of Benton H Wilcoxon, our Chief Executive Officer, and C. William Arrington, our President. If Mr. Wilcoxon or Mr. Arrington were unable to provide services to us for whatever reason, our business would be adversely affected. Neither Mr. Wilcoxon nor Mr. Arrington have entered into employment agreements with the Company.

         In addition, our ability to develop and market our products and to achieve profitability will depend on our ability to attract and retain highly talented personnel. We face intense competition for personnel from other companies. There can be no assurance that we will be successful in attracting and retaining key personnel. The loss of key personnel, or the inability to attract and retain the additional, highly-talented employees required for the development and commercialization of our products, could adversely affect our results of operations and our business.

A FAILURE TO ESTABLISH AND MAINTAIN RELATIONSHIPS WITH STRATEGIC PARTNERS MAY HARM OUR BUSINESS.

         We will depend on establishing and maintaining relationships with strategic partners. Our ability to develop, produce, and market our products is dependent on our ability to establish and maintain relationships with other companies and individuals. We may not be able to enter into relationships with these companies on commercially reasonable terms or at all. Even if we enter into these relationships, not all such relationships may result in benefits for our company.

WE CANNOT CONTROL THE COST OF OUR RAW MATERIALS.

         Our principal raw materials will be e-glass fibers and various polymer resins. The prices for these raw materials are subject to market forces largely beyond our control, including energy costs, organic chemical feedstocks, market demand, and freight costs. The prices for these raw materials have varied significantly and may vary significantly in the future. We may not be able to adjust our product prices, especially in the short-term, to recover the costs of increases in these raw materials. Our future profitability may be adversely affected to the extent we are unable to pass on higher raw material and energy costs to our customers.

WE ARE CONTROLLED BY A SMALL NUMBER OF STOCKHOLDERS.

         Currently, three stockholders in the aggregate beneficially own approximately 86.7% of the outstanding Common Stock. As a result, these persons will have the ability to control substantially all matters submitted to our stockholders for approval and to control our management and affairs. "See Item 11 -- Security Ownership of Certain Beneficial Owners and Management."

WE WILL LIKELY EXPERIENCE CUSTOMER CONCENTRATION.

         Until and unless we secure multiple customer relationships, it is likely that we will experience periods during which we will be highly dependent on one or a limited number of customers. Dependence on a single or a few customers will make it difficult to satisfactorily negotiate attractive prices for our products and will expose us to the risk of substantial losses if a single dominant customer stops conducting business with us.

OUR BUSINESS MAY BE SUBJECT TO INTERNATIONAL RISKS.

         We are pursuing international business opportunities, including in China. Risks inherent in international operations include unexpected changes in regulatory requirements, export restrictions, tariffs and other trade barriers; challenges in staffing and managing foreign operations; differences in technology standards, employment laws and business practices; longer payment cycles and problems in collecting accounts receivable; political instability; changes in currency exchange rates; currency exchange controls; and potentially adverse tax consequences.

WE MUST COMPLY WITH ENVIRONMENTAL REGULATIONS.

         Our intended operations are subject to various federal, state, and local laws and regulations relating to the protection of the environment. These environmental laws and regulations, which have become increasingly stringent, are implemented principally by the Environmental Protection Agency and comparable state agencies, and govern the management of hazardous wastes, the discharge of pollutants into the air and into surface and underground waters, and the manufacture and disposal of certain substances. There are no material environmental claims currently pending or, to our knowledge, threatened against us. In addition, we believe our planned operations will be implemented in compliance with the current laws and regulations. We estimate that any expenses incurred in maintaining compliance with current laws and regulations will not have a material effect on our earnings or capital expenditures. However, there can be no assurance that current regulatory requirements will not change, that currently unforeseen environmental incidents will not occur, or that past non-compliance with environmental laws will not be discovered.

WE WILL EXPERIENCE COMPETITION FROM OTHER COMPANIES IN THE INDUSTRY.

         Our competitors include makers of traditional bare overhead wire and other companies with developmental-stage products that have the potential to compete with CRAC cable. Competing manufacturers are seeking to increase the performance of the current electrical power transmission and distribution cables. Such competitors could develop a more efficient product or undertake more aggressive and costly marketing campaigns than us which may adversely affect our marketing strategies which could have a material adverse effect on our business, results of operations or financial condition. In addition, as we introduce new products, we will compete directly with a greater number of companies. There can be no assurance that we can compete successfully against current or future competitors nor can there be any assurance that competitive pressures faced by us will not result in increased marketing costs, loss of market share or otherwise will not materially adversely affect our business, results of operations and financial condition. See "Item 1 -- Description of Business--Competition."

THERE IS CURRENTLY A LIMITED TRADING MARKET FOR OUR COMMON STOCK.

         The Common Stock is traded in the over-the-counter market through the OTC Bulletin Board. There is currently an active trading market for the Common Stock; however there can be no assurance that an active trading market will be maintained. Trading of securities on the OTC Bulletin Board is generally limited and is effected on a less regular basis than that effected on other exchanges or quotation systems (such as the Nasdaq Stock Market), and accordingly investors who own or purchase Common Stock will find that the liquidity or transferability of the Common Stock is limited. Additionally, a stockholder may find it more difficult to dispose of, or obtain accurate quotations as to the market value, of Common Stock. There can be no assurance that the Common Stock will ever be included for trading on any stock exchange or through any other quotation system (including, without limitation, the Nasdaq Stock Market).

THE APPLICATION OF THE "PENNY STOCK RULES" COULD ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK.

         So long as the trading price of Common Stock is below $5.00 per share, trading of Common Stock will be subject to the "penny stock" rules. The "penny stock rules" impose additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of securities and have received the purchaser's written consent to the transaction before the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the broker-dealer must deliver, before the transaction, a disclosure schedule prescribed by the Securities and Exchange Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. These additional burdens imposed on broker-dealers may restrict the ability of broker-dealers to sell the Common Stock and may affect your ability to resell the Common Stock.

         Stockholders should be aware that, according to Securities and Exchange Commission Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.

OUR STOCK PRICE IS VOLATILE.

         The market price of the Common Stock may be subject to significant fluctuations in response to our operating results, announcements of new products or market expansions by us or our competitors, changes in general conditions in the economy, the financial markets, the electrical power transmission and distribution industry, or other developments and activities affecting us, our customers, or our competitors, some of which may be unrelated to our performance. The sale or attempted sale of a large amount of Common Stock into the market may also have a significant impact on the trading price of Common Stock. The sales prices for the Common Stock have fluctuated from a high of $10.75 to a low of $0.40 during the first quarter of the 2002 fiscal year.

WE DO NOT ANTICIPATE PAYING DIVIDENDS IN THE FORESEEABLE FUTURE.

         We have not paid dividends on the Common Stock and do not anticipate paying such dividends in the foreseeable future.

WE ARE RESPONSIBLE FOR THE INDEMNIFICATION OF OUR OFFICERS AND DIRECTORS.

         Our By-laws provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of our company. This indemnification policy could result in substantial expenditures, which we may be unable to recoup.


ITEM 2.  DESCRIPTION OF PROPERTY

         We do not own any real estate. We rent office space in Irvine, California on a month to month basis at a rate of $3,120.00 per month. If we decide to manufacture the CRAC cable ourselves, we will seek appropriate manufacturing facilities available for lease.

         We do not anticipate investing in real estate or interests in real estate, real estate mortgages, or securities of or interests in persons primarily engaged in real estate activities. We currently have no formal investment policy, and we do not intend to undertake investments in real estate as a part of our normal operations.


ITEM 3.  LEGAL PROCEEDINGS

         TTC entered into the License Agreement with WBG on May 7, 2001. The License Agreement related to patent pending composite reinforced aluminum conductor technologies and gave TTC an exclusive license to the technologies covered by the License Agreement. TTC became a majority-owned subsidiary of the Company, on November 3, 2001 pursuant to the Reorganization Agreement.

         In the License Agreement, WBG represented and warranted to TTC that WBG had the right to enter into the License Agreement, including without limitation the right to grant TTC the exclusive rights to the technologies covered by the License Agreement. TTC agreed to pay royalties to WBG, initially at a rate of 5% of Gross Revenues (as defined in the License Agreement). WBG also agreed to provide TTC full disclosure of all current and future technologies covered by the License Agreement as well as disclosure of any interested parties in such technologies. TTC agreed to pay WBG to design, build, install and provide specifications, manuals and training to complete commercial product equipment lines for the technologies, with the price to be mutually agreed upon. TTC would advance funds to WBG for each phase as required under a mutually agreed upon budget and schedule.

         In the event of any controversy or claim relating to the License Agreement, or a breach thereof, the parties agreed the dispute would initially be subject to mediation proceedings. If the controversy, claim or breach was not resolved by mediation, the parties agreed to arbitration in accordance with the Commercial Arbitration Rules of the American Arbitration Association.

         All information herein with respect to the License Agreement is qualified in its entirety by reference to the License Agreement, a copy of which is attached as Exhibit 10.3 to our Form 8-K filed on January 11, 2002, and is incorporated herein by reference.

         TTC sought information from WBG relating to the technologies pursuant to the License Agreement but did not receive a response. As a result, TTC sought to invoke the mediation provision of the License Agreement. WBG declined to engage in mediation. In August 2001, TTC commenced an arbitration proceeding with the American Arbitration Association against WBG and W. Brandt Goldsworthy & Associates, Inc., a California corporation related to WBG ("WBG&A").

         On August 15, 2001, TTC also filed suit against WBG and WBG&A in the United States District Court for the Central District of California (Case No. 01-CV-7118). The suit sought (i) specific performance of the License Agreement, including supplying the requested information and subjecting to arbitration,
(ii) an injunction against WBG and WBG&A licensing the technologies to any other parties, and (iii) damages and costs.

         In their answers, WBG and WBG&A argued a number of defenses and also asserted certain counterclaims. One defense raised was that TTC did not have standing or capacity to sue. WBG and WBG&A contended that Tom Sawyer, the lawyer who incorporated TTC, is the sole stockholder and director of TTC and that he had not authorized the filing of the suit. Mr. Sawyer claimed that he purchased all of the authorized common stock for $24.00. Subsequently and separately, on October 4, 2001, Mr. Sawyer made a demand to TTC's counsel to dismiss the suit with prejudice based on his claim that he was the sole stockholder and director of TTC. In addition, on October 5, 2001, Mr. Sawyer, allegedly on behalf of TTC, and WBG executed a Mutual Rescission of the License Agreement.

         The counterclaims raised by WBG and WBG&A included alleged untrue and misleading advertising and unfair competition (against TTC and C. William Arrington, an officer of the Company and TTC) for claiming rights in the technologies and a claim for declaratory relief (against TTC, Mr. Arrington, Mr. Sawyer and Composite Power Corporation, a Nevada corporation ("CPC")). On September 24, 1999, a Nevada state court had issued an injunction against Mr. Arrington, a former officer and director of CPC, in his individual capacity from "contacting, soliciting business from or otherwise doing business with any individuals, entities or financiers connected or related in any way to any of CPC's projects." WBG&A was mentioned as an entity that had a business relationship with CPC but the technologies licensed by the License Agreement are completely unrelated to CPC or any of its projects. Mr. Arrington had signed the License Agreement on behalf of TTC and WBG and WBG&A contended that Mr. Arrington's signature violated the injunction and made the License Agreement void and illegal. WBG and WBG&A also sought a declaratory judgment that Mr. Sawyer is the sole director and stockholder of TTC and that the License Agreement is void and illegal. The injunction was dissolved by the Nevada state court on August 31, 2001 and Mr. Arrington was limited only against doing business with anyone involved in specific CPC projects, none of which related to TTC, the Company or the License Agreement. Furthermore, that limitation as well is no longer in effect as the Nevada state court dismissed all claims against Mr. Arrington with prejudice on January 10, 2002. CPC has never initiated any proceedings with the Nevada state court claiming any violation of the injunction and the court has issued no order and has never found that Mr. Arrington was ever not fully in compliance with the injunction.

         On December 10, 2001, the United States District Court held a hearing on TTC's request for an injunction. No decision has yet been rendered. With regard to TTC's arbitration demand, arbitrators have been appointed. A hearing on TTC's petition to enforce the arbitration provisions of the License Agreement is currently awaiting scheduling. WBG and WBG&A are seeking to have the court halt the arbitration and instead have all issues settled by the court.

         The License Agreement currently is the basis for TTC's rights to the CRAC technologies. In the event a court or an arbitration panel determines that the License Agreement is unenforceable in any way, it would have a material adverse effect on the Company, its business and its prospects. The claims as to Mr. Sawyer's alleged ownership of, and position with, TTC, in the event they are supported, would raise serious questions as to the status and authority of the current management and Board of Directors of TTC and the Company and the effect and consequences of the Reorganization Agreement.

         We believe that TTC has raised valid claims in its suit and claim for arbitration and that WBG's and WBG&A's defenses and counterclaims are without merit. TTC will defend itself and Mr. Arrington, as an officer of TTC, vigorously against the alleged counterclaims of WBG and WBG&A.

         Other than the matter discussed above, we are not a party to any material pending legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no stockholder meetings and no matters were submitted to the security holders for a vote during the period from January 1, 2001 to September 30, 2001.


                                    PART II

ITEM 5.  MARKET FOR COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         The Common Stock is not listed on any stock exchange. The Common Stock is traded over-the-counter on the OTC Bulletin Board under the symbol "CPTC."

         The following table sets forth the high and low sale information for the Common Stock for the period from April 20, 2001 through December 31, 2001, as reported by the OTC Bulletin

Board. The Common Stock did not trade on any exchange or over-the-counter for the period from January 1, 2000 through April 19, 2001.

         Fiscal Year 2001                                     High                      Low
         ----------------------------------------------------------------------------------
         April 20, 2001 through June 30, 2001                 1.00                       .13
         July 1, 2001 through September 30, 2001              1.00                       .13

         Fiscal Year 2002                                     High                      Low
         ----------------------------------------------------------------------------------
         October 1, 2001 through December 31, 2001            10.75                     .40
         January 1, 2002 through February 8, 2002              7.00                    1.30

         These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. As of January 31, 2002, there were 66,463,098 shares of Common Stock outstanding and owned by approximately 350 stockholders of record.

         We have never paid any dividends on the Common Stock. We currently anticipate that any future earnings will be retained for the development of our business and do not anticipate paying any dividends on the Common Stock in the foreseeable future.

SALES OF UNREGISTERED SECURITIES

         On April 12, 2001, TTC issued 950,000 shares of TTC Common Stock to Red Guard in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act in consideration for marketable and restricted securities in various unrelated entities. The initial exchange transaction was valued at approximately $137,750. Pursuant to the Reorganization Agreement, each share of TTC Common Stock was exchanged for 15.88 shares of Common Stock.

         On April 12, 2001, TTC issued 165 shares of 10% Series A Cumulative Convertible Preferred Stock (the "TTC Series A Preferred") to Red Guard in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), in consideration for the rights to the CRAC technology. Each share of TTC Series A Preferred was convertible into one share of TTC Common Stock at an original conversion price of $0.20 per share.

         On July 12, 2001, TTC granted Red Guard an option to purchase up to $500,000 of 10% Series B Cumulative Convertible Preferred Stock of TTC (the "TTC Series B Preferred") at $100 per share (the "Red Guard Option") and a warrant to purchase up to 120,000 shares of TTC Common Stock at $20.00 per share (the "Red Guard Warrant") in reliance upon the exemption from registration set forth in
Section 4(2) of the Securities Act in consideration for revising the conversion terms of the TTC Series A Preferred, including an increase in the conversion from $0.20 to $7.50 per share. The Red Guard Option was exercisable at any time and expired on January 12, 2002. The Red Guard Warrant is exercisable at any time and expires on June 12, 2006.

         Mr. Benton H. Wilcoxon, our Chief Executive Officer and Director, is a shareholder and officer of Red Guard. "See Item 12 -- Certain Relationships and Related Transactions."

         During August 2001, TTC issued 10,000 shares of TTC Common Stock to AMJ Logistics, Inc., a privately owned software company ("AMJ"), in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act and paid $10,000 in consideration for 72,665 shares of the common stock of AMJ. Pursuant to the Reorganization Agreement, each share of TTC Common Stock was exchanged for 15.88 shares of Common Stock.

         During August 2001, Red Guard exercised a portion of the Red Guard Option and purchased 1,000 shares of TTC Series B Preferred in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act for $100,000. Each share of TTC Series B Preferred is convertible into five shares of TTC Common Stock at a conversion price of $20.00.

         On October 11, 2001, TTC issued 320 shares of TTC Series B Preferred to an individual in reliance upon the exemption from registration set forth in
Section 4(2) of the Securities Act for approximately $32,000. Each share of TTC Series B Preferred is convertible into five shares of TTC Common Stock at a conversion price of $20.00.

         On October 18, 2001, Red Guard exercised a portion of the Red Guard Warrant and purchased 500 shares of TTC Common Stock in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act for $10,000. Pursuant to the Reorganization Agreement, each share of TTC Common Stock was exchanged for 15.88 shares of Common Stock.

         On October 24, 2001, TTC issued 1,000 shares of TTC Common Stock to an unrelated entity in reliance upon the exemption from registration set forth in
Section 4(2) of the Securities Act for approximately $61,500. Pursuant to the Reorganization Agreement, each share of TTC Common Stock was exchanged for 15.88 shares of Common Stock.

         On October 26, 2001, TTC issued 1,740 of TTC Common Stock to an individual in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act for approximately $107,010. Pursuant to the Reorganization Agreement, each share of TTC Common Stock was exchanged for 15.88 shares of Common Stock.

         On October 30, 2001, TTC issued 5,000 shares of TTC Common Stock to a corporate law firm in reliance upon the exemption from registration set forth in
Section 4(2) of the Securities Act as a retainer for future legal services to be provided during the one-year period commencing on October 30, 2001. Pursuant to the Reorganization Agreement, each share of TTC Common Stock was exchanged for
15.88 shares of Common Stock.

         Pursuant to the Reorganization Agreement, on November 3, 2001, we issued 57,546,000 shares of Common Stock to certain stockholders of TTC in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act, in exchange for 95.91% of the TTC Common Stock. In addition, since November 3, 2001, we have issued 2,374,598 shares of

Common Stock to certain stockholders of TTC in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act, in exchange for the remaining shares of TTC Common Stock.

         On November 3, 2001, certain consultants were issued an aggregate of 450,000 shares of Common Stock in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act as compensation for the services they provided in connection with the acquisition of TTC.

         During December 2001, we issued 42,500 shares of Common Stock to AMJ in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act in exchange for 37,335 shares of the common stock of AMJ.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PLAN OF OPERATION

         We have not had revenues from operations in the fiscal years ended December 31, 2000 and September 30, 2001.

Summary

         We plan to subcontract a limited production of composite core and the helical winding of aluminum conductors so that a significant demonstration test in an operating transmission line can be commenced by June 30, 2002. We expect that the planned test will be conducted by a major American utility company along with a consortium of approximately 15 other utility companies and the Electric Power Research Institute. The test will be closely monitored for three months after which time we anticipate receiving orders from utility companies, although the demonstration will continue for at least two years. By June 30, 2002, we plan to finalize the design and produce a working prototype of the specialized production line capable of economically manufacturing high strength composite core. We are presently negotiating various possible strategic relationships, including joint ventures with conventional ACSR cable manufacturers, in which we will either sell our composite core, license or sell our production equipment, or enter into an agreement with respect to the production of cable using our composite core. The equipment can be used for other types of high strength composite production with various modifications in the event that there is any delay in the acceptance of the composite reinforced cable. We intend to establish an equipment and product prototype development facility in Orange County, California. We plan to continue negotiating joint ventures for the production of our products in other countries, including in China and Brazil.

Liquidity and Capital Resources

         At the present time we have no liquidity. We plan to obtain capital through loans or equity offerings in order to have the funds required to complete the implementation of our plan of operation. We currently have no material commitments for capital expenditures.

         We anticipate receiving orders for our products beginning in approximately September 2002. Prior to that, we will be dependent on the receipt of additional financing from third parties. If such financing is not available, we may be required to discontinue operations.

         We expect to recover some equipment development costs through the sale of equipment to production joint ventures, although there can be no assurance that we will sell any such equipment or enter into any such joint ventures.

Product Research and Development

         We believe research and development activities are important to our success. Over the next 12 calendar months, we anticipate completing various other composite reinforced cable designs and the development of the hardware required to splice, terminate, and extend the cable. Additionally, we plan to design, seek patents for, and produce prototypes of novel composite structures. We plan to complete a unique prototype production equipment line that will allow for the production of several types of products, which will allow us to expand to different products.

Acquisition of Plant and Equipment

       We do not own any real estate or significant equipment. We do anticipate the need for prototype equipment and product manufacturing capability in the near future and are actively searching for facilities. The precise space requirements are being finalized since we anticipate the requirement for prototype equipment development to occur by June 30, 2002.

Personnel

         We currently have three full time employees; Benton H Wilcoxon, C. William Arrington, and Robert Nikoley. Since we are in the development stage we have not been able to pay salaries to date. However, salaries are being accrued at a monthly rate of $5,000 since April 1, 2001 for each of Mr. Wilcoxon and Mr. Arrington.

         Numerous technical skills will be required to bring our products to market. Recruiting efforts have begun and will continue in the near future. Independent consultants, accountants and attorneys have been retained in the past and will continue to be used extensively in the future.


ITEM 7.  INDEX TO FINANCIAL STATEMENTS

         Our financial statements appear at the end of this report beginning with the Index to Financial Statements on page F-1 of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None.


                                    PART III

ITEM 9.  OFFICERS AND DIRECTORS

         The following table sets forth the names, ages, and positions of our directors and officers.

       Name                                     Age                 Position Held        Officer/Director Since(1)
       ----                                     ---                 -------------        -------------------------
       Benton H Wilcoxon                         52            Chief Executive Officer,           2001
                                                               Director, and Secretary

       C. William Arrington                      60            President and Director             2001

       Robert Nikoley                            62            Chief Financial Officer            2001

(1) As of November 3, 2001, Glenn Little resigned as the President and Chief Financial Officer and as a member of the Board of Directors, Matthew Blair resigned as Secretary and Treasurer, Benton H Wilcoxon became Chief Executive Officer and Secretary, and C. William Arrington became President. On December 28, 2001, Robert Nikoley became Chief Financial Officer. On February 10, 2002, Mr. Wilcoxon and Mr. Arrington were appointed to the Board of Directors and Mr. Blair resigned as a Director.

         The directors named above will serve until the next annual meeting of our stockholders or until their successors are duly elected and have qualified. Directors will be elected for one-year terms at the annual stockholders meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists. Other than as set forth in the Reorganization Agreement, there is no arrangement or understanding between any of our directors or officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management stockholders will exercise their voting rights to continue to elect the current board of directors. There are also no arrangements, agreements or understandings between non-management stockholders that may directly or indirectly participate in or influence the management of our affairs.

         There is no family relationship among any of our directors and executive officers.

BIOGRAPHICAL INFORMATION

         Benton H Wilcoxon, 52, has been our Chief Executive Officer and Secretary since November 3, 2001. He also is Chairman and Chief Executive Officer of TTC. From 1998 to

2001, he was a consultant for Magnesium Alloy Corporation, a Canadian company involved in the development of magnesium salt deposits. Between 1998 and 2000, he also served as a consultant to Macallan & Callanish Ltd. regarding business in Russia and the Ukraine. Mr. Wilcoxon held senior positions with Ashurst Technology Ltd., a Bermuda corporation, from 1991 to 1997, culminating as Chairman, Chief Executive Officer and President. Ashurst Technology Ltd. commercialized advanced materials technologies, primarily from the Ukraine. Mr. Wilcoxon currently is a Director of Magnesium Alloy Corporation, which is traded on the Canadian Venture Exchange.

         C. William Arrington, 60, has been our President since November 3, 2001. He also is President and Chief Operating Officer of TTC. Mr. Arrington has headed his own consulting firm for more than the past five years. He has over 30 years experience in the electrical energy industry, both generation and transmission. Mr. Arrington is also a Director of Eaglecrest Exploration, Ltd., a precious metals exploration company traded on the Canadian Venture Exchange.

         Robert Nikoley, 62, has been our Chief Financial Officer since December 28, 2001. From November 3 until December 28, 2001, he performed the duties of that position as a consultant. From June 2001 until joining us, Mr. Nikoley was Chief Financial Officer of WebQuest International, Inc. ("WebQuest"), a company traded on the OTC Bulletin Board. Between March 2000 and June 2001, he was Controller of WebQuest. WebQuest helps develop business opportunities for emerging growth companies. He served as Chief Financial Officer of International Fuel Technology, Inc., a company engaged in the development of diesel fuel additives, from 1996 through 1999. Mr. Nikoley is a Director of WebQuest.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires our directors and executive officers, and persons who beneficially own more than ten percent of a registered class of our equity securities, to file with the Securities and Exchange Commission (the "Commission") initial reports of beneficial ownership and reports of changes in beneficial ownership of our Common Stock. The rules promulgated by the Commission under Section 16(a) of the Exchange Act require those persons to furnish us with copies of all reports filed with the Commission pursuant to
Section 16(a). The information in this section is based solely upon a review of Forms 3, Forms 4, and Forms 5 received by us.

         Neither Mr. Little nor Mr. Blair has made any filings under Section 16(a). Each of Mr. Wilcoxon, Mr. Arrington, Mr. Nikoley, Red Guard, and G. William Harrison has filed a Form 3 but such Forms were not filed on a timely basis.


ITEM 10. EXECUTIVE COMPENSATION

         None of our executive officers received compensation in excess of $100,000 for the fiscal years ended December 31, 1999, December 31, 2000, or September 30, 2001. The following table summarizes all compensation received by our Chief Executive Officer in fiscal years 1999, 2000, and 2001.

                                                                                     Long-Term Compensation
                                                                           ----------------------------------------
                                              Annual Compensation                    Awards                 Payouts
                                      -----------------------------------  --------------------------       -------
                                                                Other      Restricted      Securities
                                                                Annual        Stock        Underlying        LTIP        All Other
Name and                  Fiscal      Salary      Bonus      Compensation    Award(s)     Options/SARs      Payouts    Compensation
Principal Position         Year         ($)        ($)           ($)          ($)             (#)             ($)          ($)
                           ----         ---        ---           ---          ---             ---             ---          ---
Benton H Wilcoxon          2001        0(1)         --           --           --           40,000(2)          --           --
Chief Executive
Officer

Glenn A. Little (3)        2001           0         --           --           --               --             --           --
President                  2000           0         --           --           --               --             --           --
                           1999           0         --           --           --               --             --           --

(1) Mr. Wilcoxon began accruing, but has not received, a monthly salary of $5,000 as of April 1, 2001.

(2) Represents options to purchase 40,000 shares of TTC Common Stock at an exercise price of $5.50 per share. The options expire on June 7, 2011.

(3) Although Mr. Little did not have the title of Chief Executive Officer, as President, he served in a similar capacity until his resignation on November 3, 2001.


         The following table shows all grants during the fiscal year ended September 30, 2001 of stock options under our stock option plans to the named executive officers.

           OPTIONS/SAR GRANTS IN FISCAL YEAR ENDED SEPTEMBER 30, 2001
                               (Individual Grants)

                              Number of       Percent of      Exercise or    Expiration
                             Securities     Total Options     Base Price        Date
                             Underlying       Granted to        ($/Sh)
                               Option         Employees
                             Granted (#)    during Fiscal
           Name                                Year (%)
           ----              ----------        --------       ----------     ----------
Benton H Wilcoxon             40,000(1)        46.8%             5.50          6/7/11

----------

(1)      Represents options to purchase 40,000 shares of TTC Common Stock.

         The following table provides information as to the number and value of unexercised options to purchase TTC Common Stock held by the named executive officers at September 30, 2001. None of the named executive officers exercised any options during the fiscal year ended September 30, 2001.

                                       Number of Securities Underlying
                                        Unexercised Options at Fiscal        Value of Unexercised In-the-Money
                                                 Year-End (#)                 Options at Fiscal Year-End ($)
        Name                             Exercisable/Unexercisable              Exercisable/Unexercisable
        ----                             -------------------------              -------------------------
  Benton H Wilcoxon                          40,000 /0 (1)                                 (2)

----------

(1)      Represents options to purchase 40,000 shares of TTC Common Stock.

(2) There was no public market for TTC Common Stock as of September 30, 2001 and, therefore, the Board of Directors has no basis to make any determination with respect to the value of the options to purchase shares of TTC Common Stock.

EMPLOYMENT AGREEMENTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

         We currently have no employment agreements with any of our executive officers, nor any compensatory plans or arrangements resulting from the resignation, retirement or any other termination of any of our executive officers, from a change-in-control, or from a change in any executive officer's responsibilities following a change-in-control.

COMPENSATION OF DIRECTORS

         Directors do not receive compensation for their services as directors and are not reimbursed for expenses incurred in attending board meetings.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of February 10, 2002, the number of shares of our Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5% or more of our outstanding Common Stock. Also included are the shares held by all executive officers and directors as a group.

                                                                                          Percent of Class
Name and Address                                  Number of Shares (1)                  Beneficially Owned (2)
----------------                                  --------------------                  ----------------------
Benton H Wilcoxon 3,4                                 20,250,514                                30.5%

C. William Arrington 3                                20,250,514                                30.5%

Robert Nikoley 3                                           0                                     0%

Red Guard Industries, Inc. 5,6                        14,932,699                                22.5%

G. William Harrison 5,6                               17,101,748                                25.7%

All Directors and Executive Officers                  40,501,028                                61.0%
as a Group
(3 persons)

(1) Unless otherwise indicated, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

(2)      Based on 66,463,098 shares of Common Stock issued and outstanding.

(3) The address of each such person is c/o Composite Technology Corporation, 18881 Von Karman Avenue, Suite 1630, Irvine, California 92612

(4) Mr. Wilcoxon owns 34.0% of the common stock of Red Guard and he also is Vice President and Treasurer of Red Guard. Mr. Wilcoxon disclaims beneficial ownership of the Common Stock and the securities of TTC owned by Red Guard.

(5) The address for Red Guard is 393 Lange, Troy, Michigan 48093. Red Guard also owns (i) 165 shares of the TTC Series A Preferred and 1,000 shares of the TTC Series B Preferred, and (ii) a warrant to purchase 119,500 shares of TTC Common Stock.

(6) The address for Mr. Harrison is 20 Oxford Boulevard, Pleasant Ridge, Michigan 48069. Mr. Harrison's living trust owns 1,058,471 shares of Common Stock and an additional 772,684 shares of Common Stock are owned by a living trust for the benefit of Mr. Harrison's wife. Bridgestone Capital Group, LLC ("Bridgestone") owns 337,894 shares of Common Stock. Mr. Harrison is the President and Chief Executive Officer of Bridgestone and he and the trust for the benefit of his wife own a majority of the membership interests in Bridgestone. In addition, Mr. Harrison is the Chairman and Chief Executive Officer of Red Guard and he and the trust for the benefit of his wife own a majority of the common stock of Red Guard. As a result, he beneficially owns the Common Stock and the securities of TTC owned by Bridgestone and Red Guard and such Common Stock owned by them and the trust for the benefit of Mr. Harrison's wife are included in the 17,101,748 shares of Common Stock stated as being beneficially owned by Mr. Harrison above.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On December 26, 2000, we cancelled an aggregate total of 833,485 shares of issued and outstanding Common Stock. Management at that time, upon extensive research into transactions approved by former officers and or controlling stockholders, determined that all of such shares had been issued improperly, inasmuch as no corporate authorization of the issuances existed and no consideration was received for such shares.

         Specifically, the cancellations were as follows:

                  400,000 shares were purchased by Glenn Little, a former officer and director of the Company, from another former officer of the Company for $15,000 and returned to our treasury with no consideration received by Glenn Little.

                  403,485 shares issued to former officers, directors and individuals were issued improperly as (A) at the time of such issuance, our corporate charter had been revoked by the Secretary of State of Florida for failure to make required filings and to pay associated fees and (B) we received no consideration for such shares. Many of the certificates representing these shares were never delivered and were in the possession of the transfer agent.

                  30,000 shares issued to a company in anticipation of fees due for investment banking activities were issued improperly as
                  (A) there was no action by our Board of Directors authorizing the issuance of any of such shares, and (B) at the time of such issuance, our corporate charter had been revoked by the Secretary of State of Florida for failure to make required filings and to pay associated fees.

         Red Guard acquired 165 shares of TTC Series A Preferred in April 2001. In July 2001, Red Guard and TTC agreed to increase the conversion price from $.20 per share of TTC Common Stock to $7.50 and to extend the date the shares became initially convertible into TTC Common Stock from July 12, 2001 to November 14, 2001. In exchange Red Guard received the Red Guard Option and the Red Guard Warrant. During August 2001, Red Guard exercised a portion of the Red Guard Option and purchased 1,000 shares of TTC Series B Preferred for $100,000. On October 18, 2001, Red Guard exercised a portion of the Red Guard Warrant and purchased 500 shares of TTC Common Stock for $10,000.

         Red Guard also made four loans to the Company totaling $57,000. Each loan is for six months (maturing from July 3, 2002 to July 28, 2002) and bears interest at 10-1/2% per annum.

         Mr. Wilcoxon, our Chief Executive Officer and Director, is a shareholder and officer of Red Guard.

         Prior to the consummation of the transactions contemplated by the Reorganization Agreement, Glenn Little was the controlling stockholder of the Company, owning 8,548,899 shares of Common Stock. On November 3, 2001, as part of the transactions contemplated by the Reorganization Agreement, he contributed, without consideration, 3,116,515 shares of Common Stock to the Company for cancellation. In addition, for his services in connection with the transaction, he was issued 185,000 shares of Common Stock.

         We have made interest-free advances in the amounts of approximately $13,628 and $55,114 to Mr. Wilcoxon and Mr. Arrington, respectively, to be applied against accrued salary.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following exhibits are filed herewith:

               EXHIBIT
               NUMBER                 DESCRIPTION
              --------------------------------------

                  2.1 Articles of Merger of ElDorado Financial Group, Inc., a Florida corporation, into ElDorado Financial Group, Inc., a Nevada corporation

                  2.2* Agreement and Plan of Reorganization By and Among Transmission Technology Corporation, Certain of its Stockholders, and ElDorado Financial Group, Inc. dated November 3, 2001

                  3.1      Articles of Incorporation of the Company

                  3.2      By-Laws of the Company

                  4.1 See Exhibits 3.1 and 3.2 for provisions of the Articles of Incorporation and By-laws of the Company defining the rights of holders of Common Stock of the Company

                  4.2 Warrant to Purchase 120,000 Shares of Common Stock of Transmission Technology Corporation dated July 12, 2001

                  10.1     2001 TTC Incentive Compensation Stock Option Plan


                  10.2** Technology License Agreement by and between W.B.G., Inc and Transmission Technology Corporation dated May 7, 2001.

                  21       Subsidiaries of the Registrant

* Incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on November 20, 2001.

** Incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on January 11, 2002.

(b)      Reports on Form 8-K filed during the quarter ended September 30, 2001.

                  None

                                   SIGNATURES

         In accord with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                Composite Technology Corporation

Dated:  February 12, 2002                       By: /s/ Benton H Wilcoxon
                                                    -------------------------
                                                    Benton H Wilcoxon
                                                    Chief Executive Officer,
                                                    Director, and Secretary

         In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:  February 12, 2002                       By: /s/ Benton H Wilcoxon
                                                    -------------------------
                                                    Benton H Wilcoxon
                                                    Chief Executive Officer,
                                                    Director, and Secretary

Dated:  February 12, 2002                       By: /s/ C. William Arrington
                                                    -------------------------
                                                    C. William Arrington
                                                    President and Director


Dated:  February 12, 2002                       By: /s/ Robert Nikoley
                                                    -------------------------
                                                    Robert Nikoley
                                                    Chief Financial Officer

                 COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY

                    (formerly Eldorado Financial Group, Inc.)

                                    CONTENTS

                                                                                                Page
                                                                                                ----

           REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                                    F-2

           CONSOLIDATED FINANCIAL STATEMENTS

   Consolidated Balance Sheets
      as of September 30, 2001 (post-acquisition),
      September 30, 2001 (pre-acquisition) and December 31, 2000                                 F-3

   Consolidated Statements of Operations and Comprehensive Loss for the nine months ended September 30, 2001 (post-acquisition) for the nine months ended September 30, 2001 (pre-acquisition) and

      for the year ended December 31, 2000                                                       F-4

   Consolidated Statements of Changes in Shareholders' Equity for the nine months ended September 30, 2001 (post-acquisition) for the nine months ended September 30, 2001 (pre-acquisition) and

      for the year ended December 31, 2000                                                       F-5

   Consolidated Statements of Cash Flows

      for the nine months ended September 30, 2001 (post-acquisition) for the nine months ended September 30, 2001 (pre-acquisition) and

      for the year ended December 31, 2000                                                       F-7

   Notes to Consolidated Financial Statements                                                    F-8

S. W. HATFIELD, CPA
certified public accountants

Member:      Texas Society of Certified Public Accountants
             Press Club of Dallas


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
Composite Technology Corporation

   (formerly Eldorado Financial Group, Inc.)

   We have audited the accompanying consolidated balance sheets of Composite Technology Corporation (formerly Eldorado Financial Group, Inc.) (a Nevada corporation) and Subsidiary as of September 30, 2001 (post-acquisition), September 30, 2001 (pre-acquisition) and December 31, 2000 (pre-acquisition), respectively, and the related consolidated statements of operations and comprehensive loss, changes in shareholders' equity and cash flows for the nine months ended September 30, 2001 (post-acquisition), nine months ended September 30, 2001 (pre-acquisition) and the year ended December 31, 2000 (pre-acquisition), respectively. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

   We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Composite Technology Corporation (formerly Eldorado Financial Group, Inc.) as of September 30, 2001 (post-acquisition), September 30, 2001 (pre-acquisition) and December 31, 2000 (pre-acquisition) and the results of its operations and its cash flows for the nine months ended September 30, 2001 (post-acquisition), nine months ended September 30, 2001 (pre-acquisition) and the year ended December 31, 2000 (pre-acquisition), respectively, in conformity with generally accepted accounting principles generally accepted in the United States of America.

   The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company has no viable operations or significant assets and is dependent upon significant shareholders to provide sufficient working capital to maintain the integrity of the corporate entity. These circumstances create substantial doubt about the Company's ability to continue as a going concern and are discussed in Note B. The financial statements do not contain any adjustments that might result from the outcome of these uncertainties.

                                                             S. W. HATFIELD, CPA
        Dallas, Texas
        January 4, 2002

                     Use our past to assist your future (sm)

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
214-342-9635 (voice)                                          (fax) 214-342-9601
800-244-0639                                                      SWHCPA@aol.com

                 COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY
                    (formerly Eldorado Financial Group, Inc.)
                           CONSOLIDATED BALANCE SHEETS
                    September 30, 2001 and December 31, 2000


                                                                (post-acquisition)   (pre-acquisition)    (pre-acquisition)
                                                                   September 30,       September 30,         December 31,
                                                                       2001                2001                2000
                                                                 ------------------  -------------------  ------------------
                                     ASSETS

CURRENT ASSETS

   Cash on hand and in bank                                          $  33,013         $        --         $        --
   Advances to officers                                                  8,742                  --                  --
   Prepaid expenses                                                     33,359                  --                  --
                                                                     ---------         -----------         -----------
      TOTAL CURRENT ASSETS                                              75,114                  --                  --
                                                                     ---------         -----------         -----------

      PROPERTY AND EQUIPMENT - AT COST

   Office furniture and equipment                                        7,400                  --                  --
   Accumulated depreciation                                             (1,234)                 --                  --
                                                                     ---------         -----------         -----------
      NET PROPERTY AND EQUIPMENT                                         6,166                  --                  --
                                                                     ---------         -----------         -----------

      OTHER ASSETS

   Investment in acquisition candidate                                      --              60,000                  --
   Contract rights                                                     165,000                  --                  --
   Investments in other companies                                       45,020                  --                  --
                                                                     ---------         -----------         -----------
      TOTAL OTHER ASSETS                                               210,020              60,000                  --
                                                                     ---------         -----------         -----------

   TOTAL ASSETS                                                      $ 291,300         $    60,000         $        --
                                                                     =========         ===========         ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

   Accounts payable - trade                                          $   9,625         $        --         $        --
   Accrued dividends payable                                             8,222                  --                  --
                                                                     ---------         -----------         -----------
      TOTAL CURRENT LIABILITIES                                         17,847                  --                  --
                                                                     ---------         -----------         -----------

      COMMITMENTS AND CONTINGENCIES

      SHAREHOLDERS' EQUITY (DEFICIT)
   Preferred stock - $0.001 par value
      5,000,000 shares authorized
      1,165, -0- and -0- issued and outstanding, respectively                1                  --                  --
   Common stock - $0.001 par value
      200,000,000 shares authorized
      66,500,000, 66,500,000 and 9,166,515

The accompanying notes are an integral part of these financial statements.

      shares issued and outstanding,  respectively                      66,500              66,500               9,167
   Additional paid-in capital                                          708,624           2,094,714           2,001,570
   Accumulated deficit                                                (501,672)         (2,101,214)         (2,010,737)
                                                                     ---------         -----------         -----------

   TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                                273,453              60,000                  --
                                                                     ---------         -----------         -----------

   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $ 291,300         $    60,000         $        --
                                                                     =========         ===========         ===========


The accompanying notes are an integral part of these financial statements.

                 COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY
                    (formerly Eldorado Financial Group, Inc.)
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
            Nine months ended September 30, 2001 (post-acquisition),
           Nine months ended September 30, 2001 (pre-acquisition) and
                          Year ended December 31, 2000

                                                      (post-acquisition)      (pre-acquisition)   (pre-acquisition)
                                                       Nine months              Nine months            Year
                                                            ended                  ended              ended
                                                          September 30,          September 30,      December 31,
                                                             2001                   2001               2000
                                                      ------------------      ----------------    ----------------
           REVENUES                                     $         --          $         --          $        --
                                                        ------------          ------------          -----------

           EXPENSES

   General and administrative expenses                       131,136                   477                  636
   Legal, professional and consulting fees                   117,700                    --                   --
   Reorganization expenses                                    30,000                90,000                   --
   Interest expense                                              150                    --                   --
   Depreciation                                                1,234                    --                   --
   Compensation expense related to common
      stock issuances at less than "fair value"               76,000                    --                   --
                                                        ------------          ------------          -----------
      Total operating expenses                               356,220                90,477                  636
                                                        ------------          ------------          -----------

      LOSS FROM OPERATIONS                                  (356,220)              (90,477)                (636)

      OTHER INCOME (EXPENSE)
   Carrying value impairment adjustment
      on investments in other companies                     (137,230)                   --                   --
                                                        ------------          ------------          -----------

      LOSS BEFORE PROVISION FOR INCOME TAXES                (493,450)              (90,477)                (636)

      PROVISION FOR INCOME TAXES                                  --                    --                   --
                                                        ------------          ------------          -----------

      NET LOSS                                              (493,450)              (90,477)                (636)

      OTHER COMPREHENSIVE INCOME                                  --                    --                   --
                                                        ------------          ------------          -----------

      COMPREHENSIVE LOSS                                $   (493,450)         $    (90,477)         $      (636)
                                                        ============          ============          ===========


Earnings per share of common stock
   outstanding computed on net income
   - basic and fully diluted                            $      (0.01)         $      (0.01)                 nil
                                                        ============          ============          ===========

   Weighted-average number of shares
   outstanding - basic and fully diluted                  69,156,748            69,156,748            9,986,336
                                                        ============          ============          ===========

The accompanying notes are an integral part of these financial statements.

                 COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY
                    (formerly Eldorado Financial Group, Inc.)
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
            Nine months ended September 30, 2001 (post-acquisition),
           Nine months ended September 30, 2001 (pre-acquisition) and
                          Year ended December 31, 2000

                                                 Convertible                             Additional
                                               Preferred Stock               Common Stock          paid-in              Accumulated
                                          Shares    Amount        Shares         Amount       capital        deficit        Total
                                          ------    ------        ------         ------       -------        -------        -----
      BALANCES AT JANUARY 1, 2000,

PRE-ACQUISITION                              -     $     --     10,000,000     $ 10,000     $2,000,101    $(2,010,101)    $     --

Stock cancelled on December 26, 2000         -           --       (833,485)        (833)           833             --           --

Capital contributed to support operations    -           --             --           --            636             --          636

Net loss for the year (pre-acquisition)      -           --             --           --             --           (636)        (636)
                                             -     --------    -----------     --------     ----------    -----------     --------

BALANCES AT DECEMBER 31, 2000,

PRE-ACQUISITION                              -           --      9,166,515        9,167      2,001,570     (2,010,737)          --

Cancellation of stock by controlling
shareholder for no compensation              -           --     (3,116,515)      (3,117)         3,117             --           --

Issuance of common stock for
reorganization and consulting expenses       -           --        450,000          450         89,550             --       90,000

Capital contributed to support operations    -           --             --           --            477             --          477

Stock issued for acquisition candidate       -           --     60,000,000       60,000             --             --       60,000
Net loss for the period (pre-acquisition)    -           --             --           --             --        (90,477)     (90,477)
                                             -     --------    -----------     --------     ----------    -----------     --------

                                  - CONTINUED -

The accompanying notes are an integral part of these financial statements.

BALANCES AT SEPTEMBER 30, 2001,
PRE-ACQUISITION                              -           --     66,500,000     $ 66,500     $2,094,714    $(2,101,214)    $ 60,000
                                             =     ========    ===========     ========     ==========    ===========     ========

                 COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY
                    (formerly Eldorado Financial Group, Inc.)
     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY - CONTINUED
            Nine months ended September 30, 2001 (post-acquisition),
           Nine months ended September 30, 2001 (pre-acquisition) and
                          Year ended December 31, 2000

                                              Convertible                                    Additional
                                              Preferred Stock                 Common Stock    paid-in             Accumulated
                                          Shares     Amount     Shares          Amount        capital       deficit         Total
                                          ------     ------     ------          ------        -------       -------         -----

      BALANCES AT SEPTEMBER 30, 2001,

PRE-ACQUISITION                              --       $-        66,500,000    $ 66,500     $ 2,094,714     $(2,101,214)   $  60,000

Initial capitalization of

Transmission Technology Corporation          --        -         2,500,000       2,500              --              --        2,500
Recapitalization due to
reverse acquisition
transaction with
Transmission Technology

Corporation                               1,165        1        (2,500,000)     (2,500)     (1,386,090)      2,101,214      712,625

Dividends on preferred stock                 --        -                --          --              --          (8,222)      (8,222)

Net loss for the period
(post-acquisition)                           --        -                --          --              --        (493,450)    (493,450)
                                          -----       --        ----------    --------     -----------     -----------    ---------

BALANCES AT SEPTEMBER 30, 2001,

POST-ACQUISITION                          1,165       $1        66,500,000    $ 66,500     $   708,624     $  (501,672)   $ 273,453
                                          =====       ==        ==========    ========     ===========     ===========    =========

The accompanying notes are an integral part of these financial statements.

                 COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY
                    (formerly Eldorado Financial Group, Inc.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            Nine months ended September 30, 2001 (post-acquisition),
           Nine months ended September 30, 2001 (pre-acquisition) and
                          Year ended December 31, 2000

                                                             (post-acquisition)  (pre-acquisition)  (pre-acquisition)
                                                                Nine months         Nine months         Year
                                                                    ended              ended            ended
                                                                 September 30,      September 30,     December 31,
                                                                     2001              2001              2000
                                                             ------------------  -----------------  -----------------
           CASH FLOWS FROM OPERATING ACTIVITIES

Net loss for the period                                           $(493,450)         $(90,477)         $(636)
Adjustments to reconcile net loss
   to net cash provided by operating activities
     Depreciation                                                     1,234                --             --
     Amortization of prepaid expenses paid
        with common stock                                             6,016                --             --
     Compensation expense related to common
        stock issuances at less than "fair value"                    76,000                --             --
     Carrying value impairment adjustment
        on investments in other companies                           137,230                --             --
     Consulting and reorganization expenses
        paid with common stock                                       90,000                --
     Increase (Decrease) in

        Accounts payable - trade                                      9,625                --             --
                                                                  ---------          --------          -----
        NET CASH USED IN OPERATING ACTIVITIES                      (263,345)             (477)          (636)
                                                                  ---------          --------          -----

        CASH FLOWS FROM INVESTING ACTIVITIES

Cash advanced to officers                                            (8,742)               --             --
Purchase of property and equipment                                   (7,400)               --             --
Cash paid for investments in other companies                        (40,000)               --             --
                                                                  ---------          --------          -----
NET CASH USED IN INVESTING ACTIVITIES                               (56,142)               --             --
                                                                  ---------          --------          -----

CASH FLOWS FROM FINANCING ACTIVITIES

Cash contributed to support operations                                   --               477            636
Proceeds from sale of preferred stock                               100,000                --             --
Proceeds from sale of common stock                                  252,500                --             --
                                                                  ---------          --------          -----
NET CASH PROVIDED BY FINANCING ACTIVITIES                           352,500               477            636
                                                                  ---------          --------          -----

INCREASE (DECREASE) IN CASH                                          33,013                --             --

Cash at beginning of period                                              --                --             --
                                                                  ---------          --------          -----

CASH AT END OF PERIOD                                             $  33,013          $     --          $  --
                                                                  =========          ========          =====

SUPPLEMENTAL DISCLOSURE OF INTEREST
AND INCOME TAXES PAID

   Interest paid for the period                                   $     150          $     --          $  --
                                                                  =========          ========          =====
   Income taxes paid for the period                               $      --          $     --          $  --
                                                                  =========          ========          =====

The accompanying notes are an integral part of these financial statements.

                 COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY
                    (formerly Eldorado Financial Group, Inc.)
                          NOTES TO FINANCIAL STATEMENTS

NOTE A - ORGANIZATION AND DESCRIPTION OF BUSINESS

Composite Technology Corporation (Company) was incorporated under the laws of the State of Florida on February 26, 1980 as Eldorado Gold & Exploration, Inc. On January 13, 1987, the Company amended its Articles of Incorporation to change the corporate name to Eldorado Financial Group, Inc. and modified the Company's capital structure to allow for the issuance of up to 100,000,000 shares of common stock at $0.001 par value per share.

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

On November 3, 2001, the Company exchanged 60,000,000 shares of restricted, unregistered common stock for 100.0% of the issued and outstanding common stock of Transmission Technology Corporation, a privately-owned Nevada corporation incorporated on March 28, 2001. Transmission Technology Corporation was formed to own a license agreement related to patent-pending composite reinforced electrical transmission lines utilizing composite core materials. Transmission Technology Corporation became a wholly-owned subsidiary of the Company.

In conjunction with the November 3, 2001 transaction, the Company, in November 2001, changed its corporate name to Composite Technology Corporation and amended its Articles of Incorporation to allow for the issuance of up to 5,000,000 shares of $0.001 par value Preferred Stock from none previously authorized and for the issuance of up to 200,000,000 shares of $0.001 par value Common Stock from the 100,000,000 shares previously authorized.

On December 28, 2001, the Company's Board of Directors elected to change the fiscal year-end of the Company from December 31 to September 30.

Additionally, the Board of Directors established the initial year-end of September 30 for the Registrant's wholly-owned subsidiary, Transmission Technology Corporation.

This action was taken after an evaluation and review of the November 3, 2001 acquisition transaction, the operations of both the Company and Transmission Technology Corporation during the period since the last annual filing on Form 10-KSB and consideration of future economic events and opportunities.

The acquisition of Transmission Technology Corporation, on November 3, 2001, by the Company effected a change in control and was accounted for as a "reverse acquisition" whereby Transmission Technology Corporation is the accounting acquiror for financial statement purposes. Accordingly, for all periods subsequent to the September 30, 2001 year-end date, the financial statements of the Company reflect the historical financial statements of Transmission Technology Corporation from its inception on March 28, 2001 and the operations of the Company subsequent to September 30, 2001.

The accompanying consolidated financial statements contain the accounts of Composite Technology Corporation (formerly Eldorado Financial Group, Inc.) and its wholly-owned subsidiary, Transmission Technology Corporation. All significant intercompany transactions have been eliminated. The consolidated entities are collectively referred to as "the Company".

                 COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY
                    (formerly Eldorado Financial Group, Inc.)
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE A - ORGANIZATION AND DESCRIPTION OF BUSINESS - CONTINUED

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

 For segment reporting purposes, the Company operates in only one industry segment and makes all operating decisions and allocates resources based on the best benefit to the Company as a whole.

NOTE B - RELATED PARTY TRANSACTIONS

Prior to the November 3, 2001 acquisition of Transmission Technology Corporation
(TTC) by the Company, TTC engaged in significant transactions involving both Preferred Stock and Common Stock of TTC with an entity in which an shareholder, officer, and director of TTC, and subsequently, the Company, is a shareholder and officer. Key transactions involving this relationship include the issuance of the Series A and Series B Preferred Stock, the issuance of Common Stock to acquire various marketable and restricted securities in various unrelated entities and to acquire the rights to patent-pending Composite Reinforced Aluminum Conductor technology.

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1. Cash and cash equivalents

         For Statement of Cash Flows purposes, the Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

2. Property and Equipment

         Property and equipment are recorded at historical cost. These costs are depreciated over the estimated useful lives of the individual assets, generally 4 to 10 years, using the straight-line method.

         Gains and losses from disposition of property and equipment are recognized as incurred and are included in operations.

3. Research and development expenses

         Research and development expenses are charged to operations as incurred.

4. Advertising expenses

         Advertising and marketing expenses are charged to operations as incurred.

                 COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY
                    (formerly Eldorado Financial Group, Inc.)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

5. Income taxes

         The Company utilizes the asset and liability method of accounting for income taxes. At September 30, 2001 and December 31, 2000, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material, consist of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily allowance for doubtful accounts and accumulated depreciation.

         As of September 30, 2001 and December 31, 2000, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

6. Income (Loss) per share

         Basic earnings (loss) per share is computed by dividing the net income
         (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of September 30, 2001, the Company's outstanding stock options are considered anti-dilutive due to the Company's net operating loss position. As of December 31, 2000, the Company had no warrants and/or options issued and outstanding.

NOTE D - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

                (Remainder of this page left blank intentionally)

                 COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY
                    (formerly Eldorado Financial Group, Inc.)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE E - YEAR-END CHANGE AND COMPARABILITY (UNAUDITED)

On December 28, 2001, the Company's Board of Directors elected to change the fiscal year-end of the Company from December 31 to September 30. Additionally, the Board of Directors established the initial year-end of September 30 for the Registrant's wholly-owned subsidiary, Transmission Technology Corporation. The following unaudited information presents selected annualized financial data as if the fiscal year had been reset as of September 30, 2001 and 2000, respectively.

                                          (pre-acquisition)         (pre-acquisition)
                                           October 1, 2000           October 1, 1999
                                               through                   through
                                         September 30, 2001        September 30, 2000
                                         ------------------        ------------------

Revenues                                   $         --          $         --
Gross profit                                         --                    --
Income taxes                                         --                    --
Loss from continuing operations                 (90,636)               (1,620)
Earnings per share                                  nil                   nil
Proforma weighted-average number
  of shares issued and outstanding           66,500,000            66,500,000

NOTE F - CONTRACT RIGHTS

On April 12, 2001, the Company issued 165 shares of restricted, unregistered Series A Cumulative and Convertible Preferred Stock to an entity in which an shareholder, officer, and director of TTC, and subsequently, the Company, is a shareholder and officer to acquire the rights to patent-pending Composite Reinforced Aluminum Conductor technology. This transaction was valued at an agreed-upon amount of approximately $165,000.

As of September 30, 2001 and subsequent thereto, the Company and the licensor are involved in litigation questioning the validity of the original license agreement (See Note M - Contingencies). Management is of the opinion that the license agreement will be upheld and no valuation impairment of the original agreed-upon acquisition cost has been provided in the accompanying financial statements.

NOTE G - INVESTMENTS IN OTHER COMPANIES

Investments in other companies consists of the following at September 30, 2001:

                                           Initial          Carrying value at
        Investee company                   Valuation       September 30, 2001
                                          -----------------------------------
Integrated Performance Systems, Inc.         $ 10,500         $ 1,000
STL Group, Inc.                                73,200           1,000
TMA Ventures, LLC/ MEMX, Inc.                  44,050           1,000
AMJ Logistics, Inc.

   Equity investment                           24,500          12,020
   Convertible advances                        30,000          30,000
                                             --------         -------
     Totals                                  $182,250         $45,020
                                             ========         =======

                 COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY
                    (formerly Eldorado Financial Group, Inc.)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE G - INVESTMENTS IN OTHER COMPANIES - CONTINUED

On April 12, 2001, the Company exchanged 15,086,000 equivalent post-acquisition shares of restricted, unregistered common stock with an entity in which an shareholder, officer, and director of TTC, and subsequently, the Company, is a shareholder and officer for various marketable and restricted securities in various unrelated entities. The initial exchange transaction was valued using an agreed-upon valuation of approximately $137,750.

On September 30, 2001, upon evaluation, management recognized a valuation impairment of approximately $137,230 against these holdings.

Integrated Performance Systems, Inc. (IPS) is a publicly-traded electronics manufacturing corporation located in Frisco, Texas. IPS is a manufacturer and supplier of performance-driven circuit boards for high-speed digital computer and telecommunications applications. The Company acquired an aggregate 3,000 shares of IPS in the April 12, 2001 transaction.

STL Group, Inc. (STL) is a privately-owned company based in Cleveland, Ohio involved in manufacturing and distributing patented and FDA approved solid surgical implants and other surgical products. The Company acquired an aggregate 15,000 post-STL forward split shares of STL in the April 12, 2001 transaction.

TMA Ventures, LLC/MEMX, Inc. is a privately-owned company which was formed in 2000 to commercialize micro electro-mechanical systems "MEMS" technologies licensed by Sandia National Laboratories, specifically to make an all optical cross-connect microchip for optical switches. The Company acquired an aggregate 3,389 units in TMA Ventures, Inc., which convert on a one-for-one basis into shares in MEMX, Inc., in the April 12, 2001 transaction.

AMJ Logistics, Inc. (AMJ) is a privately-owned software company based in Tucson, Arizona. AMJ's primary product is an open-architecture, event-driven, object-oriented integrated Electronic Data Interchange (EDI) system providing transaction accountability for a complete audit trail for history and accurate tracing of costs.

The Company, on August 11, 2001, executed a 30-day purchase option to acquire up to an additional 110,000 unregistered, restricted shares of AMJ at prices ranging between $12.40 and $16.00 per share. During August 2001, the Company paid $10,000 in cash and issued 158,800 equivalent post-acquisition shares of restricted, unregistered common stock, valued at $4,500.00, to acquire approximately 72,665 shares of AMJ common stock under this option.

On September 29, 2001, the Company made an advance of $30,000 cash to AMJ. On October 13, 2001, AMJ and the Company agreed to convert this $30,000 advance and an additional advance of $20,000, made on October 3, 2001, into 3,125 shares of AMJ restricted, unregistered common stock.

In December 2001, the Company and AMJ settled the outstanding balances on the purchase option agreement with the issuance of 42,500 shares of the Company's restricted, unregistered common stock to AMJ in exchange for 37,335 shares of restricted, unregistered AMJ common stock.

As a result of all AMJ transactions, through December 31, 2001, the Company owns an aggregate 114,125 shares of AMJ, including the initial 1,000 shares acquired in the April 12, 2001 transaction.

                 COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY
                    (formerly Eldorado Financial Group, Inc.)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE H - PREFERRED STOCK

Preferred stock consists of the following as of September 30, 2001 and December 31, 2000:

                                              September 30, 2001            December 31, 2000
                                              ------------------            -----------------
                                                 # shares
                                                 par value    # shares        par value
                                                 ---------    --------        ---------

     Series A Cumulative Convertible Stock           165         $-         -         $   --
     Series B Cumulative Convertible Stock         1,000          1         -             --
                                                   -----         --         -         ------

Totals                                             1,165         $1         -             --
                                                   =====         ==         =         ======

On April 12, 2001, the Company authorized and allocated 165 shares of Series A 10.0% Cumulative Convertible Preferred Stock. The Series A Preferred Stock (Series A Stock) was issued at $1,000.00 per share. The Series A Shares shall be entitled to receive cumulative cash dividends at a rate of 10.0% per annum of the issue price ($1,000.00 per share) from the date of issuance of the shares until such shares are converted into common stock or redeemed by the Company. The dividends shall be payable quarterly on the last day of March, June, September and December in each year, commencing on September 30, 2001. The Series A Shares are convertible into common stock at an negotiated conversion rate of $0.47 per effective post-acquisition share at the election of the holder beginning 90 days after the date of issuance. The Series A Shares are callable at any time by the Company at a price of 102.0% of issue value upon a 10-day advance written notice. These shares were issued on April 12, 2001 to an entity in which an shareholder, officer, and director of TTC, and subsequently, the Company, is a shareholder and officer to acquire the rights to patent-pending Composite Reinforced Aluminum Conductor technology. This transaction was valued at an agreed-upon amount of approximately $165,000.

On June 27, 2001, the Company authorized and allocated 2,000 shares of Series B 10% Cumulative Convertible Preferred Stock. The Series B Preferred Stock (Series B Stock) was issued at $100.00 per share. The Series B Stock shall be entitled to receive cumulative cash dividends at a rate of 10.0% per annum of the issue price ($100.00 per share) from the date of issuance of the shares until such shares are converted into common stock or redeemed by the Company. The dividends shall be payable quarterly on the last day of March, June, September and December in each year, commencing on September 30, 2001. Any dividends on the Series B Stock that are not paid within 30 days after the date upon which payment thereof is due shall bear interest at 10.0% per annum from such date until ultimately paid. The shares are convertible into common stock at a rate of $1.25 per effective post-acquisition share at the election of the holder beginning 90 days after the date of issuance. The The Series B Stock is callable at a price of 109.0% at any time by the Company upon 10-day advance written notice. The Company sold 1,000 Series B Shares to an entity in which an shareholder, officer, and director of TTC, and subsequently, the Company, is a shareholder and officer for cash proceeds of approximately $100,000 on August 28, 2001.

NOTE I - COMMON STOCK TRANSACTIONS

On December 26, 2000, the Company cancelled an aggregate total of 833,485 shares of its issued and outstanding common stock. Management, upon extensive research into transactions approved by former officers and or controlling shareholders, determined that all of such shares may have been issued improperly, inasmuch as no corporate authorization of the issuances existed and no consideration was received by the Company for such shares.

                 COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY
                    (formerly Eldorado Financial Group, Inc.)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE I - COMMON STOCK TRANSACTIONS - CONTINUED

Specifically, the cancellations were as follows:

         400,000 shares were purchased by the then majority stockholder from a former officer of the Company for a cash consideration of $15,000 and returned to the Company's treasury for no consideration.

         403,485 shares issued to former officers, directors and individuals. These shares were issued improperly as (a) at the time of such issuance, the corporate charter of the Company had been revoked by the Secretary of State of Florida for failure to make required filings and to pay associated fees and (b) no consideration was received by the Company for such shares. Many of the certificates representing these shares were never delivered and remained in the possession of the Company's transfer agent since their initial issuance.

         30,000 shares issued to a company in anticipation of fees due for investment banking activities. These shares were issued improperly as
         (a) there was no action by the Company's Board of Directors authorizing the issuance of any of such shares, and (b) at the time of such issuance, the corporate charter of the Company had been revoked by the Secretary of State of Florida for failure to make required filings and to pay associated fees.

As a result of the cancellation of these 833,485 shares of Company common stock, the Company then had 9,166,515 shares outstanding. The effect in the accompanying financial statements was to restate the par value of the issued and outstanding shares with a corresponding offset to the additional paid-in capital account. There was no impact on the earnings of the Company as a result of this event.

On November 3, 2001, in connection with a business combination transaction, the Company's then controlling shareholder surrendered and cancelled an aggregate 3,116,515 shares of common stock to the Company for no consideration. The effect of this transaction was to reduce the common stock account by the par value (approximately $3,117) and increase the additional paid-in capital account.

On November 3, 2001, the Company executed an Agreement and Plan of Reorganization whereby the Company issued an aggregate 60,000,000 shares of restricted, unregistered common stock to the shareholders of Transmission Technology Corporation (TTC) in exchange for 100.0% of the issued and outstanding stock of TTC. TTC was incorporated as a Nevada corporation on March 28, 2001 to own a license agreement related to patent-pending composite reinforced electrical transmission lines utilizing composite core materials. Transmission Technology Corporation became a wholly-owned subsidiary of the Company.

On November 3, 2001, the Company issued an aggregate 450,000 shares of restricted, unregistered common stock to four (4) unrelated entities and/or individuals as compensation for various financial consulting services provided in the above discussed Agreement and Plan of Reorganization. This transaction was valued at approximately $90,000, which approximates the "fair value" of the Company's stock on the date of the transaction using the discounted closing price of the Company's common stock as quoted on the NASDAQ Electronic Bulletin Board.

                 COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY
                    (formerly Eldorado Financial Group, Inc.)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE J - STOCK OPTIONS

On May 15, 2001, TTC established the 2001 Incentive Compensation Stock Option Plan (Plan). The purpose of the Plan is to grant options to purchase the Company's common stock to employees of the Company and any subsidiaries to attract and retain persons of ability and provide incentives for them to exert their best efforts on behalf of the Company. The Plan is administered by either the Company's Board of Directors or a committee established and appointed by the Board of Directors. Under the Plan, the Board has reserved 4,764,000 shares of common stock to support the underlying options which may be granted. The exercise price of the underlying shares will be determined by the Board of Directors; however, the exercise price may not be lower than 100.0% of the mean of the last reported bid and asked price of the Company's common stock as quoted on the NASDAQ Bulletin Board or any other exchange or organization. The term of each option will be established by the Board of Directors at the date of issue and may not exceed 10 years. The Plan shall automatically terminate on May 15, 2021 and no options under the Plan may be granted after May 15, 2011.

In June 2001, the Board of Directors granted an aggregate 1,357,740 options to various officers and employees to purchase an equivalent number of shares of restricted, unregistered common stock. The options were issued at per share exercisable prices of $0.31 to $0.35 and expire in either June 2006 or June 2011.

There were no exercise of any options during the periods ended September 30, 2001 and December 31, 2000, respectively. The following table summarizes all options granted from the Plan's inception through September 30, 2001.

                               Options  Options  Options                   Options Exercise price
                               granted          exercised          terminated               outstanding        per share
                               -------          ---------          ----------               -----------        ---------

      2001 options                1,357,740              -                   -               1,357,740        $0.31 - $0.35
                                  ---------         ------              ------               ---------

      Totals                      1,357,740              -                   -               1,357,740
                                  =========         ======              ======               =========

The weighted average exercise price of all issued and outstanding options at September 30, 2001 is approximately $0.33.

Had compensation cost for options granted been determined based on the fair values at the grant dates, as prescribed by SFAS 123, the Company's net loss and net loss per share would not have changed significantly as the exercise price of the options was relatively equivalent to the market price at the grant date.

The calculations to estimate the fair value of the options were made using the Black-Scholes pricing model which required making significant assumptions. These assumptions include the expected life of the options, which was determined to be the initial life of the corresponding option, either five (5) or ten (10) years, the expected volatility, which was based on fluctuations of the stock price over a 12 month period, the expected dividends, determined to be zero based on past performance, and the risk free interest rate, which was estimated using the bond equivalent yield of 6.0% at September 30, 2001 and December 31, 2000, respectively.

                 COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY
                    (formerly Eldorado Financial Group, Inc.)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE K - STOCK WARRANT

The Company, on July 12, 2001, as compensation for changing the conversion terms of the Series A Preferred Stock, granted the holder of the Series A Preferred Stock a stock warrant to purchase 1,905,600 shares of the Company's restricted, unregistered common stock at a price of $1.26 per share. This warrant is exercisable at any time after its issuance and expires on June 12, 2006.

                                                          Warrants                 Warrants
                                                         originally             outstanding at
                                                           issued              September 30, 2001    Exercise price
                                                         -------------         ------------------    --------------

           Series A Preferred Stock Warrants              1,905,600                1,905,600         $1.26 per share
                                                          ---------                ---------
           Totals at September 30, 2001                   1,905,600                1,905,600
                                                          =========                =========


NOTE L - COMMITMENTS

The Company operates in leased offices, located in Irvine, California, on a month-to-month agreement at a rate of approximately $3,120 per month.

NOTE M - CONTINGENCIES

On or about August 15, 2001, TTC commenced an arbitration with the American Arbitration Association in Los Angeles, California against W. Brandt Goldsworthy & Associates (WBG&A) and W. B. G., Inc. (WBG), an entity affiliated with WBG&A, seeking to enforce a License Agreement between TTC and WBG dated May 7, 2001.

Concurrent with the above action, TTC entered an action in the United States District Court for the Central District of California against WBG&A and WBG (Case No. CV 01-07118 GHK (AJWx)) seeking preliminary injunctive relief and to compel the parties to arbitrate.

WBG&A and WBG counterclaimed seeking to rescind the License Agreement on numerous grounds, including but not limited to, alleged fraud and unfair business practices. Additionally WBG&A and WBG included C. William Arrington, President and COO of the Company, Tom Sawyer and Composite Power Corporation, an unrelated entity, as third party defendants. The third party complaints were in the nature of declaratory relief actions claiming that Mr. Sawyer was the sole shareholder, officer and director of TTC at that time and that Mr. Arrington, pursuant to a non-competition injunction issued against him in the State of Nevada in an action commenced by Composite Power Corporation, was enjoined from entering into the License Agreement and therefore it was illegal.

The motion for a preliminary injunction is sub judice. The petition to compel arbitration has been completely briefed and there is a hearing set for January 28, 2002. Management and legal counsel are of the opinion that the Company and TTC have meritorious claims.

Due to the early nature of the arbitration procedure, the Company anticipates no material impact to either the results of operations, its financial condition or liquidity based on the uncertainty of outcome, if any, of existing litigation, either collectively and/or individually, at this time.

                 COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY
                    (formerly Eldorado Financial Group, Inc.)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE N - SUBSEQUENT EVENTS

On October 11, 2001, the Company sold 320 shares of Series B Preferred Stock to an individual for approximately $32,000 cash.

On October 18, 2001, the holder of the Warrant to purchase shares of the Company's common stock exercised 7,940 warrants and purchased 7,940 shares of restricted, unregistered common stock for $10,000 cash.

On October 24, 2001, the Company sold an aggregate 15,880 equivalent post-acquisition shares of restricted, unregistered common stock to an unrelated entity for approximately $61,500 cash.

On October 26, 2001, the Company sold an aggregate 27,632 equivalent post-acquisition shares of restricted, unregistered common stock to an individual for approximately $107,010.

On October 30, 2001, the Company issued an aggregate 79,400 equivalent post-acquisition shares of restricted, unregistered common stock to its corporate law firm at an agreed-upon value of approximately $300,000 as a retainer for future legal services to be provided during a one-year period from October 30, 2001. The retainer shares shall vest against normal monthly billings from the law firm to the Company using the agreed-upon valuation of $3.78 per share, regardless of the open market price of the Company's common stock during the billing month. If the aggregate market value of the 79,400 shares are worth less than $450,000 in the open market at the average mean of the bid and ask price for the shares during the one-month period just preceding the first anniversary of the retainer agreement (October 30, 2002) then the law firm will have 15 days to make a written election to either a) exercise a downward adjustment in the agreed-upon price of $3.78 to an amount of not less than $1.89 per share, which would cause the Company to issue up to an additional 79,400 equivalent post-acquisition shares to the law firm or b) put all 79,400 shares back to the Company and require payment in cash for the legal services provided during the initial term of the agreement. During January 2002, the Company and the law firm agreed to rescind this transaction and the 79,400 shares were returned to the Company. All future transactions between the Company and the law firm will be conducted on a cash transaction basis.

On December 4, 2001, the Company issued 42,500 shares of the Company's restricted, unregistered common stock in exchange for 37,335 shares of restricted, unregistered AMJ common stock. This transaction was valued at approximately $191,450, which approximates the "fair value" of the Company's stock on the date of the transaction using the discounted closing price of the Company's common stock as quoted on the NASDAQ Electronic Bulletin Board.