Form 10QSB
period 2001-12-31
COMPOSITE TECHNOLOGY CORP
filed 2002-02-19
CIK 317477

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

--------------------------------------------------------------------------------


(Mark one)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001

[ ]         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period from ______________ to _____________

--------------------------------------------------------------------------------


                         Commission File Number: 0-10999

                        COMPOSITE TECHNOLOGY CORPORATION
        (Exact name of small business issuer as specified in its charter)

           Nevada                                       59-2025386
----------------------------                   ----------------------------
  (State of incorporation)                      (IRS Employer ID Number)

          18881 Von Karman Avenue, Suite 1630, Irvine, California 92612
          -------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (949) 756-1091
                                 --------------
                         (Registrant's telephone number)

--------------------------------------------------------------------------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. YES [X]   NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: February 18, 2002: 66,463,098

Transitional Small Business Disclosure Format (check one):  YES [  ]    NO [X]

                        COMPOSITE TECHNOLOGY CORPORATION

               Form 10-QSB for the Quarter ended December 31, 2001

                                Table of Contents


                                                                                                      Page
                                                                                                      ----
PART I - FINANCIAL INFORMATION

  Item 1   Financial Statements                                                                         3

  Item 2   Management's Discussion and Analysis
           of Financial Condition and Plan of Operation                                                18


PART II - OTHER INFORMATION

  Item 1   Legal Proceedings                                                                           20

  Item 2   Changes in Securities                                                                       20

  Item 3   Defaults Upon Senior Securities                                                             21

  Item 4   Submission of Matters to a Vote of Security Holders                                         22

  Item 5   Other Information                                                                           22

  Item 6   Exhibits and Reports on Form 8-K                                                            23


SIGNATURES                                                                                             24

ITEM 1 - PART 1 - FINANCIAL STATEMENTS

                 COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY
                    (formerly Eldorado Financial Group, Inc.)
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2001 and 2000

                                   (UNAUDITED)


                                                                (post-acquisition)     (post-acquisition)
                                                                    December 31,          December 31,
                                                                        2001                   2000
                                                                -------------------    ------------------
                                     ASSETS
CURRENT ASSETS
   Cash on hand and in bank                                         $        --           $         --
   Advances to officers                                                  15,841                     --
   Prepaid expenses                                                      30,078                     --
                                                                    -----------           ------------
      TOTAL CURRENT ASSETS                                               45,919                     --
                                                                    -----------           ------------

PROPERTY AND EQUIPMENT - AT COST
   Office furniture and equipment                                         8,684                     --
   Accumulated depreciation                                              (1,915)                    --
                                                                    -----------           ------------
      NET PROPERTY AND EQUIPMENT                                          6,769                     --
                                                                    -----------           ------------

OTHER ASSETS
   Contract rights                                                      165,000                     --
   Investments in other companies                                       236,270                     --
                                                                    -----------           ------------
      TOTAL OTHER ASSETS                                                401,270                     --
                                                                    -----------           ------------

   TOTAL ASSETS                                                     $   453,958           $         --
                                                                    ===========           ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable - trade                                         $   264,076           $         --
   Accrued dividends payable                                             16,246                     --
                                                                    -----------           ------------
      TOTAL CURRENT LIABILITIES                                         280,322                     --
                                                                    -----------           ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
   Preferred stock - $0.001 par value
      5,000,000 shares authorized
      1,485 and -0- issued and outstanding, respectively                      1                     --
   Common stock - $0.001 par value
      200,000,000 shares authorized
      66,542,500 and -0- shares issued and
         outstanding, respectively                                       66,543                     --
   Additional paid-in capital                                         1,110,341                     --
   Accumulated deficit                                               (1,003,249)                    --
                                                                    -----------           ------------

   TOTAL SHAREHOLDERS' EQUITY                                           173,636                     --
                                                                    -----------           ------------

   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $   453,958           $         --
                                                                    ===========           ============

The financial information presented herein has been prepared by management without audit by independent certified public accountants. The accompanying notes are an integral part of these financial statements.

                 COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY
                    (formerly Eldorado Financial Group, Inc.)
                    CONSOLIDATED STATEMENTS OF OPERATIONS AND
                               COMPREHENSIVE LOSS
                 Three months ended December 31, 2001 and 2000

                                   (UNAUDITED)


                                                                (post-acquisition)    (post-acquisition)
                                                                   Three months          Three months
                                                                      ended                 ended
                                                                    December 31,          December 31,
                                                                        2001                 2000
                                                                ------------------    -------------------
REVENUES                                                            $        --           $        --
                                                                    -----------           -----------

EXPENSES
   General and administrative expenses                                  101,985                    --
   Legal, professional and consulting fees                              390,885                    --
   Reorganization expenses                                                   --                    --
   Interest expense                                                          --                    --
   Depreciation                                                             681                    --
                                                                    -----------           -----------
      Total operating expenses                                          493,553                    --
                                                                    -----------           -----------

LOSS FROM OPERATIONS                                                   (493,553)                   --

OTHER INCOME (EXPENSE)                                                       --                    --
                                                                    -----------           -----------

LOSS BEFORE PROVISION FOR INCOME TAXES                                 (493,553)                   --

PROVISION FOR INCOME TAXES                                                   --                    --
                                                                    -----------           -----------

NET LOSS                                                               (493,553)                   --

OTHER COMPREHENSIVE INCOME                                                   --                    --
                                                                    -----------           -----------

COMPREHENSIVE LOSS                                                  $  (493,553)          $        --
                                                                    ===========           ===========

Earnings per share of common stock
   outstanding computed on net loss
   - basic and fully diluted                                        $     (0.01)                  nil
                                                                    ===========           ===========

Weighted-average number of shares
   outstanding - basic and fully diluted                             66,512,935                 - 0 -
                                                                    ===========           ===========



The financial information presented herein has been prepared by management without audit by independent certified public accountants. The accompanying notes are an integral part of these financial statements.

                 COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY
                    (formerly Eldorado Financial Group, Inc.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Three months ended December 31, 2001 and 2000

                                   (UNAUDITED)

                                                                (post-acquisition)   (post-acquisition)
                                                                   Three months          Three months
                                                                      ended                 ended
                                                                   December 31,          December 31,
                                                                        2001                   2000
                                                                ------------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss for the period                                          $  (493,553)          $       --
   Adjustments to reconcile net loss
      to net cash provided by operating activities
         Depreciation                                                       681                   --
         Amortization of prepaid expenses paid
            with common stock                                             3,281                   --
         Increase (Decrease) in
            Accounts payable - trade                                    254,451                   --
                                                                    -----------           ----------
NET CASH USED IN OPERATING ACTIVITIES                                  (235,140)                  --
                                                                    -----------           ----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Cash advanced to officers                                             (7,099)                  --
   Purchase of property and equipment                                    (1,284)                  --
                                                                    -----------           ----------
NET CASH USED IN INVESTING ACTIVITIES                                    (8,383)                  --
                                                                    -----------           ----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from sale of preferred stock                                 32,000                   --
   Proceeds from sale of common stock                                   178,510                   --
                                                                    -----------           ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                               210,510                   --
                                                                    -----------           ----------

INCREASE (DECREASE) IN CASH                                             (33,013)                  --

Cash at beginning of period                                              33,013                   --
                                                                    -----------           ----------

CASH AT END OF PERIOD                                               $        --           $       --
                                                                    ===========           ==========

SUPPLEMENTAL DISCLOSURE OF INTEREST AND INCOME TAXES PAID
      Interest paid for the period                                  $        --           $       --
                                                                    ===========           ==========
      Income taxes paid for the period                              $        --           $       --
                                                                    ===========           ==========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
  ACTIVITIES
      Common stock exchanged for
         Investment in Other Companies                              $   191,250           $       --
                                                                    ===========           ==========



The financial information presented herein has been prepared by management without audit by independent certified public accountants. The accompanying notes are an integral part of these financial statements.

                 COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY
                    (formerly Eldorado Financial Group, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

On June 27, 2001, the Company changed its State of Incorporation from Florida to Nevada by means of a merger with and into Eldorado Financial Group, Inc., a Nevada corporation formed on June 25, 2001 solely for the purpose of effecting the reincorporation. The Articles of Incorporation and Bylaws of the Nevada corporation became the Articles of Incorporation and Bylaws of the surviving entity. Such Articles of Incorporation did not make any changes to the capital structure of the Company.

On November 3, 2001, the Company exchanged 60,000,000 shares of restricted, unregistered common stock for 100.0% of the then issued and outstanding common stock of Transmission Technology Corporation, a privately- owned Nevada corporation. Transmission Technology Corporation was incorporated on March 28, 2001 and initially capitalized on April 3, 2001. Transmission Technology Corporation was formed to own a license agreement related to patent-pending composite reinforced electrical transmission cable utilizing composite core materials. Transmission Technology Corporation became a wholly-owned subsidiary of the Company.

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

On December 28, 2001, the Company's Board of Directors elected to change the fiscal year-end of the Company from December 31 to September 30. Additionally, the Board of Directors established the initial year-end of September 30 for the Company's wholly-owned subsidiary, Transmission Technology Corporation. The accompanying consolidated financial statements reflect this action.

The acquisition of Transmission Technology Corporation, on November 3, 2001, by the Company effected a change in control and was accounted for as a "reverse acquisition" whereby Transmission Technology Corporation is the accounting acquiror for financial statement purposes. Accordingly, for all financial statement presentations for periods subsequent to the September 30, 2001 year-end date, the financial statements of the Company reflect the historical financial statements of Transmission Technology Corporation from its inception on March 28, 2001 and the operations of the Company subsequent to September 30, 2001.

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

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NOTE A - ORGANIZATION AND DESCRIPTION OF BUSINESS - CONTINUED

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Transitional Report on Form 10-KSB for the period from January 1, 2001 through September 30, 2001. The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission's instructions for Form 10-QSB, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending September 30, 2002.

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


NOTE B - RELATED PARTY TRANSACTIONS

Prior to the November 3, 2001 acquisition of Transmission Technology Corporation
(TTC) by the Company, TTC engaged in significant transactions involving both Preferred Stock and Common Stock of TTC with an entity in which a shareholder, officer, and director of TTC, and subsequently, the Company, is a shareholder and officer. Key transactions involving this relationship include the issuance of the Series A and Series B Preferred Stock and the issuance of Common Stock to acquire various marketable and restricted securities in various unrelated entities and to acquire the rights to patent-pending Composite Reinforced Aluminum Conductor technology.


NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1. Cash and cash equivalents

   For Statement of Cash Flows purposes, the Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

                 COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY
                    (formerly Eldorado Financial Group, Inc.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


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

5. Income taxes

   The Company utilizes the asset and liability method of accounting for income taxes. At December 31, 2001 and 2000, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material, consist of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily allowance for doubtful accounts and accumulated depreciation.

   As of December 31, 2001 and 2000, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

6. Income (Loss) per share

   Basic earnings (loss) per share is computed by dividing the net income (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of December 31, 2001, the Company's outstanding stock options and warrants are considered anti-dilutive due to the Company's net operating loss position. As of December 31, 2000, the Company had no warrants and/or options issued and outstanding.

                 COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY
                    (formerly Eldorado Financial Group, Inc.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NOTE D - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.


NOTE E - CONTRACT RIGHTS

On April 12, 2001, the Company issued 165 shares of restricted, unregistered Series A Cumulative Convertible Preferred Stock to an entity in which a shareholder, officer, and director of TTC, and subsequently, the Company, is a shareholder and officer to acquire the rights to patent-pending Composite Reinforced Aluminum Conductor technology. This transaction was valued at an agreed-upon amount of approximately $165,000.

As of December 31, 2001 and subsequent thereto, the Company and the licensor are involved in litigation questioning the validity of the original license agreement (See NOTE L - Contingencies). Management is of the opinion that the license agreement will be upheld and no valuation impairment of the original agreed-upon acquisition cost has been provided in the accompanying financial statements.


NOTE F - INVESTMENTS IN OTHER COMPANIES

Investments in other companies consists of the following at December 31, 2001:

                                               Initial     Carrying value at
       Investee company                       Valuation    December 31, 2001
       ----------------                       ---------    ------------------
Integrated Performance Systems, Inc.          $ 10,500          $  1,000
STL Group, Inc.                                 73,200             1,000
TMA Ventures, LLC/ MEMX, Inc.                   44,050             1,000
AMJ Logistics, Inc.                            245,750           233,270
                                              --------          --------

    Totals                                    $373,500          $236,270
                                              ========          ========

On April 12, 2001, the Company exchanged 15,086,000 equivalent post-acquisition shares of restricted, unregistered common stock with an entity in which a shareholder, officer, and director of TTC, and subsequently, the Company, is a shareholder and officer for various marketable and restricted securities in various unrelated entities. The initial exchange transaction was valued using an agreed-upon valuation of approximately $137,750. On September 30, 2001, upon evaluation, management recognized a valuation impairment of approximately $137,230 against these holdings. Management determined that no further impairment of the carrying value of these assets occurred during the quarter ended December 31, 2001.

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

                 COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY
                    (formerly Eldorado Financial Group, Inc.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NOTE F - INVESTMENTS IN OTHER COMPANIES - CONTINUED

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

The Company, on August 11, 2001, executed a 30-day purchase option to acquire up to an additional 110,000 unregistered, restricted shares of AMJ at prices ranging between $12.40 and $16.00 per share. During August 2001, the Company paid $10,000 in cash and issued 158,800 equivalent post-acquisition shares of restricted, unregistered common stock, valued at $4,500, to acquire approximately 72,665 shares of AMJ common stock under this option.

On September 29, 2001, the Company made an advance of $30,000 cash to AMJ. On October 13, 2001, AMJ and the Company agreed to convert this $30,000 advance and an additional advance of $20,000, made on October 3, 2001, into 3,125 shares of AMJ restricted, unregistered common stock.

On December 4, 2001, the Company and AMJ settled the outstanding balances on the purchase option agreement with the issuance of 42,500 shares of the Company's restricted, unregistered common stock to AMJ in exchange for 37,335 shares of restricted, unregistered AMJ common stock. This transaction was valued at approximately $191,450, based upon the discounted closing price of the Company's common stock on the transaction date.

As a result of all AMJ transactions, through December 31, 2001, the Company owns an aggregate 114,125 shares of AMJ, including the initial 1,000 shares acquired in the April 12, 2001 transaction.


NOTE G - PREFERRED STOCK

Preferred stock consists of the following as of December 31, 2001 and 2000:

                                                  December 31, 2001        December 31, 2000
                                               -----------------------    ---------------------
                                               # shares      par value    # shares   par value
                                               --------      ---------    --------   ----------

Series A Cumulative Convertible Stock              165        $    --          --    $    --
Series B Cumulative Convertible Stock            1,320              1          --         --
                                               -------        -------     -------    -------

     Totals                                      1,485        $     1          --         --
                                               =======        =======     =======    =======

                 COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY
                    (formerly Eldorado Financial Group, Inc.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NOTE G - PREFERRED STOCK - CONTINUED

On April 12, 2001, the Company authorized and allocated 165 shares of Series A 10.0% Cumulative Convertible Preferred Stock. The Series A Preferred Stock (Series A Stock) was issued at $1,000.00 per share. The Series A Shares are entitled to receive cumulative cash dividends at a rate of 10.0% per annum of the issue price ($1,000.00 per share) from the date of issuance of the shares until such shares are converted into common stock or redeemed by the Company. The dividends are payable quarterly on the last day of March, June, September and December in each year, commencing on September 30, 2001. The Series A Shares are convertible into common stock at a negotiated conversion rate of $0.47 per effective post-acquisition share at the election of the holder beginning 90 days after the date of issuance. The Series A Shares are callable at any time by the Company at a price of 102.0% of issue value upon a 10-day advance written notice. These shares were issued on April 12, 2001 to an entity in which an shareholder, officer, and director of TTC, and subsequently, the Company, is a shareholder and officer to acquire the rights to patent-pending Composite Reinforced Aluminum Conductor technology. This transaction was valued at an agreed-upon amount of approximately $165,000.

On June 27, 2001, the Company authorized and allocated 2,000 shares of Series B 10% Cumulative Convertible Preferred Stock. The Series B Preferred Stock (Series B Stock) was issued at $100.00 per share. The Series B Stock is entitled to receive cumulative cash dividends at a rate of 10.0% per annum of the issue price ($100.00 per share) from the date of issuance of the shares until such shares are converted into common stock or redeemed by the Company. The dividends are payable quarterly on the last day of March, June, September and December in each year, commencing on September 30, 2001. Any dividends on the Series B Stock that are not paid within 30 days after the date upon which payment thereof is due shall bear interest at 10.0% per annum from such date until ultimately paid. The shares are convertible into common stock at a rate of $1.25 per effective post-acquisition share at the election of the holder beginning 90 days after the date of issuance. On September 30, 2002, the Company may call up to 50% of the number of shares of Series B Stock originally issued, less the shares that have been converted into common stock by the holders, at a price of $109 per share during the next 12 months. On September 30, 2003 and for each succeeding year, the Company may call the same number of shares at a price of $106 per share. In each case, the Company must give at least 10 days advance written notice of the Company's intent to call to the respective holders of the Series B Stock.

On August 28, 2001, the Company sold 1,000 Series B Shares to an entity in which a shareholder, officer, and director of TTC, and subsequently, the Company, is a shareholder and officer for cash proceeds of approximately $100,000.

On October 11, 2001, the Company sold 320 Series B Shares to an unrelated individual for cash proceeds of approximately $32,000.

In the event the Company does not pay any required dividends on either the Series A Stock or the Series B Stock by 365 days after the due date thereof, the number of directors on TTC's Board of Directors will be increased by one and the holders of the respective Series A Stock Series B Stock who have not received such dividends for such period may elect the extra director. Upon the payment of the dividends, the term of the extra director will automatically end and the Board will return to its prior size.

NOTE H - COMMON STOCK TRANSACTIONS

On November 3, 2001, in connection with a business combination transaction, the Company's then controlling shareholder surrendered and cancelled an aggregate 3,116,515 shares of common stock to the Company for no consideration. The effect of this transaction was to reduce the common stock account by the par value (approximately $3,117) and increase the additional paid-in capital account.

                COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY
                   (formerly Eldorado Financial Group, Inc.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NOTE H - COMMON STOCK TRANSACTIONS - CONTINUED

On November 3, 2001, the Company executed an Agreement and Plan of Reorganization whereby the Company issued an aggregate 60,000,000 shares of restricted, unregistered common stock to the shareholders of Transmission Technology Corporation (TTC) in exchange for 100.0% of the issued and outstanding common stock of TTC. TTC was incorporated as a Nevada corporation on March 28, 2001 to own a license agreement related to patent-pending composite reinforced electrical transmission lines utilizing composite core materials. Transmission Technology Corporation became a wholly-owned subsidiary of the Company.

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

On October 18, 2001, the holder of the Warrant to purchase shares of the Company's common stock exercised 7,940 warrants and purchased 7,940 equivalent post-acquisition shares of restricted, unregistered common stock for $10,000 cash.

On October 24, 2001, the Company sold an aggregate 15,880 equivalent post-acquisition shares of restricted, unregistered common stock to an unrelated entity for approximately $61,500 cash.

On October 26, 2001, the Company sold an aggregate 27,632 equivalent post-acquisition shares of restricted, unregistered common stock to an individual for approximately $107,010 cash.

On December 4, 2001, the Company issued 42,500 shares of the Company's restricted, unregistered common stock in exchange for 37,335 shares of restricted, unregistered AMJ common stock. This transaction was valued at approximately $191,450, which approximated the "fair value" of the Company's stock on the date of the transaction using the discounted closing price of the Company's common stock as quoted on the NASDAQ Electronic Bulletin Board.


NOTE I - STOCK OPTIONS

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

                 COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY
                    (formerly Eldorado Financial Group, Inc.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NOTE I - STOCK OPTIONS - CONTINUED

In June 2001, the Board of Directors granted an aggregate 1,357,740 options to various officers and employees to purchase an equivalent number of shares of restricted, unregistered common stock. The options were issued at exercise prices of $0.31 to $0.35 per share and expire in either June 2006 or June 2011.

There was no exercise of any options through the period ended December 31, 2001. The following table summarizes all options granted from the Plan's inception through December 31, 2001.

                                 Options           Options            Options             Options              Exercise price
                                 granted          exercised         terminated          outstanding               per share
                                 -------          ---------         ----------          -------------          --------------

      2001 options              1,357,740                --                 --            1,357,740             $0.31 - $0.35
                                ---------          --------          ---------          -----------

      Totals                    1,357,740                --                 --            1,357,740
                                =========          ========          =========          ===========

The weighted average exercise price of all issued and outstanding options at December 31, 2001 is approximately $0.33.

Had compensation cost for options granted been determined based on the fair values at the grant dates, as prescribed by SFAS 123, the Company's net loss and net loss per share would not have changed significantly as the exercise price of the options was relatively equivalent to the market price at the grant date.

The calculations to estimate the fair value of the options were made using the Black-Scholes pricing model which required making significant assumptions. These assumptions include the expected life of the options, which was determined to be the initial life of the corresponding option, either five (5) or ten (10) years, the expected volatility, which was based on fluctuations of the stock price over a 12 month period, the expected dividends, determined to be zero based on past performance, and the risk free interest rate, which was estimated using the bond equivalent yield of 6.0% at December 31, 2001 and 2000, respectively.


NOTE J - STOCK WARRANT

The Company, on July 12, 2001, as compensation for changing the conversion terms of the Series A Preferred Stock, granted the holder of the Series A Preferred Stock a stock warrant to purchase 1,905,600 shares of the Company's equivalent post-acquisition restricted, unregistered common stock at a price of $1.26 per share. This warrant is exercisable at any time after its issuance and expires on June 12, 2006.

On October 18, 2001, the holder of the Warrant to purchase shares of the Company's common stock exercised 7,940 warrants and purchased 7,940 shares of restricted, unregistered common stock for $10,000 cash.


                                                  Warrants             Warrants
                                                 originally         outstanding at
                                                   issued          December 31, 2001      Exercise price
                                                 ----------        ----------------      -----------------
Series A Preferred Stock Warrants                 1,905,600            1,897,660          $1.26 per share
                                                  ---------            ---------

Totals at December 31, 2001                       1,905,600            1,897,660
                                                  =========            =========

                 COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY
                    (formerly Eldorado Financial Group, Inc.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NOTE K - COMMITMENTS

The Company operates in leased offices, located in Irvine, California, on a month-to-month agreement at a rate of approximately $3,120 per month.


NOTE L - CONTINGENCIES

On or about August 15, 2001, TTC commenced an arbitration with the American Arbitration Association in Los Angeles, California against W. Brandt Goldsworthy & Associates (WBG&A) and W. B. G., Inc. (WBG), an entity affiliated with WBG&A, seeking to enforce a License Agreement between TTC and WBG dated May 7, 2001.

Concurrent with the above action, TTC entered an action in the United States District Court for the Central District of California (Court) against WBG&A and WBG (Case No. CV 01-07118 GHK (AJWx)) seeking preliminary injunctive relief and to compel the parties to arbitrate.

WBG&A and WBG counterclaimed seeking to rescind the License Agreement on numerous grounds, including but not limited to, alleged fraud and unfair business practices. Additionally WBG&A and WBG included C. William Arrington, President and COO of TTC, Tom Sawyer and Composite Power Corporation, an unrelated entity, as third party defendants. The third party complaints were in the nature of declaratory relief actions claiming that Mr. Sawyer was the sole shareholder, officer and director of TTC at that time and that Mr. Arrington, pursuant to a non-competition injunction issued against him in the State of Nevada in an action commenced by Composite Power Corporation, was enjoined from entering into the License Agreement and therefore it was illegal.

The motion for a preliminary injunction is sub judice. The petition to compel arbitration has been completely briefed and there was a hearing set for January 28, 2002 and the Company is presently awaiting a Court directive in this matter. Management and legal counsel are of the opinion that the Company and TTC have meritorious claims.

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

                 COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY
                    (formerly Eldorado Financial Group, Inc.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NOTE M - SUBSEQUENT EVENTS

On October 30, 2001, the Company issued an aggregate 79,400 equivalent post-acquisition shares of restricted, unregistered common stock to its corporate law firm at an agreed-upon value of approximately $300,000 as a retainer for future legal services to be provided during a one-year period from October 30, 2001. The retainer shares were scheduled to vest against normal monthly billings from the law firm to the Company using the agreed-upon valuation of $3.78 per share, regardless of the open market price of the Company's common stock during the billing month. If the aggregate market value of the 79,400 shares are worth less than $450,000 in the open market at the average mean of the bid and ask price for the shares during the one-month period just preceding the first anniversary of the retainer agreement (October 30, 2002) then the law firm will have 15 days to make a written election to either
a) exercise a downward adjustment in the agreed-upon price of $3.78 to an amount of not less than $1.89 per share, which would cause the Company to issue up to an additional 79,400 equivalent post-acquisition shares to the law firm or b) put all 79,400 shares back to the Company and require payment in cash for the legal services provided during the initial term of the agreement.

During January 2002, the Company and the law firm agreed to rescind this transaction and the 79,400 shares were returned to the Company. All future transactions between the Company and the law firm will be conducted on a cash transaction basis.

PART I - ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF
OPERATION

(1)  CAUTION REGARDING FORWARD-LOOKING INFORMATION

Certain statements contained in this quarterly filing, including, without limitation, statements containing the words "believes", "anticipates", "expects" and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Such factors include, among others, the following: international, national and local general economic and market conditions: demographic changes; the ability of the Company to sustain, manage or forecast its growth; the ability of the Company to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other factors referenced in this and previous filings.

Given these uncertainties, readers of this Form 10-QSB and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

(2)  GENERAL COMMENTS

Composite Technology Corporation (Company) was originally incorporated under the laws of the State of Florida on February 26, 1980 as Eldorado Gold & Exploration, Inc. On January 13, 1987, the Company amended its Articles of Incorporation to change the corporate name to Eldorado Financial Group, Inc. and modified the Company's capital structure to allow for the issuance of up to 100,000,000 shares of common stock at $0.001 par value per share. On June 27, 2001, the Company changed its State of Incorporation from Florida to Nevada by means of a merger with and into Eldorado Financial Group, Inc., a Nevada corporation formed on June 25, 2001 solely for the purpose of effecting the reincorporation. The Articles of Incorporation and Bylaws of the Nevada corporation became the Articles of Incorporation and Bylaws of the surviving corporation. Such Articles of Incorporation did not make any changes to the capital structure of the Company.

On November 3, 2001, the Company exchanged 60,000,000 shares of restricted, unregistered common stock for 100.0% of the then issued and outstanding common stock of Transmission Technology Corporation, a privately-owned Nevada corporation. Transmission Technology Corporation was incorporated on March 28, 2001 and initially capitalized on April 3, 2001. Transmission Technology Corporation was formed to own a license agreement related to patent-pending composite reinforced electrical transmission cable utilizing composite core materials. Transmission Technology Corporation became a wholly-owned subsidiary of the Company.

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

On December 28, 2001, the Company's Board of Directors elected to change the fiscal year-end of the Company from December 31 to September 30. Additionally, the Board of Directors established the initial year-end of September 30 for the Company's wholly-owned subsidiary, Transmission Technology Corporation. The accompanying consolidated financial statements reflect this action.

The acquisition of Transmission Technology Corporation, on November 3, 2001, by the Company effected a change in control and was accounted for as a "reverse acquisition" whereby Transmission Technology Corporation is the accounting acquiror for financial statement purposes. Accordingly, for all financial statement presentations for periods subsequent to the September 30, 2001 year-end date, the financial statements of the Company reflect the historical financial statements of Transmission Technology Corporation from its inception on March 28, 2001 and the operations of the Company subsequent to September 30, 2001.

(3)  RESULTS OF OPERATIONS

The Company had no revenue for the quarter ended December 31, 2001 and was not in formation at December 31, 2000.

General and administrative expenses for the quarter ended December 31, 2001 were approximately $493,000, of which legal and professional fees principally associated with the reverse acquisition of Transmission Technology Corporation, and regulatory reporting thereof, composed approximately $391,000 (79.31%) of the total quarterly expenses. Accrued officer compensation of approximately $49,000 (9.92%) and travel expenses of approximately $32,000 (6.49%) composed other key expenditures for the quarter ended December 31, 2001.

(4)  PLAN OF OPERATION

Summary

We plan to subcontract a limited production of composite core and the helical winding of aluminum conductors so that a significant demonstration test in an operating transmission line can be commenced by June 30, 2002. We expect that the planned test will be conducted by a major American utility company along with a consortium of approximately 15 other utility companies and the Electric Power Research Institute. The test will be closely monitored for three months after which time we anticipate receiving orders from utility companies, although the demonstration will continue for at least two years. By June 30, 2002, we plan to finalize the design and produce a working prototype of the specialized production line capable of economically manufacturing high strength composite core. We are presently negotiating various possible strategic relationships, including joint ventures with conventional Aluminum Conductor Steel Reinforced
(ACSR) cable manufacturers, in which we will either sell our composite core, license or sell our production equipment, or enter into an agreement with respect to the production of cable using our composite core. The equipment can be used for other types of high strength composite production with various modifications in the event that there is any delay in the acceptance of the composite reinforced cable. We intend to establish an equipment and product prototype development facility in Southern California. We plan to continue negotiating joint ventures for the production of our products in other countries, including in China and Brazil.

Product Research and Development

We believe research and development activities are important to our success. Over the next 12 calendar months, we anticipate completing various other composite reinforced cable designs and the development of the hardware required to splice, terminate, and extend the cable. Additionally, we plan to design, seek patents for, and produce prototypes of proprietary composite structures. We plan to complete a unique prototype production equipment line that will allow for the production of several types of products, which will allow us to expand to different products.

Acquisition of Plant and Equipment

We do not own any real estate or significant equipment. We do anticipate the need for prototype equipment and product manufacturing capability in the near future and are actively searching for facilities. The precise space requirements are being finalized since we anticipate the requirement for prototype equipment development to occur by June 30, 2002.

Personnel

We currently have three full time employees; Benton H Wilcoxon, C. William Arrington, and Robert Nikoley. Due to limited resources, we have not been able to pay salaries to date. However, salaries are being accrued at a monthly rate of $5,000 since April 1, 2001 for each of Mr. Wilcoxon and Mr. Arrington.

Numerous technical skills will be required to bring our products to market. Recruiting efforts have begun and will continue in the near future. Independent consultants, accountants and attorneys have been retained in the past and will continue to be used extensively in the future.

(5)  LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2001, the Company had working capital of approximately $(232,000) as compared to working capital of approximately $57,000 at the most recent fiscal year-end of September 30, 2001.

During the first quarter of Fiscal 2002, the Company sold a combination of preferred and common stock for gross proceeds of approximately $210,000, which was used to support operations and working capital needs.

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

It may be necessary for management and/or significant stockholders to obtain or provide additional working capital necessary to support and preserve the integrity of the corporate entity. However, there is no legal obligation for either management or significant stockholders to provide additional future funding.


PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

   See Notes to Consolidated Financial Statements

ITEM 2 - CHANGES IN SECURITIES

   On October 11, 2001, the Company sold 320 shares of Series B Preferred Stock to Stephen Oltmann, an unrelated individual, for approximately $32,000 cash, in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act of 1933.

   On October 18, 2001, Red Guard Industries, Inc., the holder of the Warrant to purchase shares of the Company's common stock, exercised 7,940 warrants and purchased 7,940 shares of restricted, unregistered common stock for $10,000 cash, in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act of 1933. A Company shareholder, officer and director, Benton Wilcoxon, is also a shareholder and officer in Red Guard Industries, Inc.

   On October 24, 2001, the Company sold an aggregate 15,880 equivalent post-acquisition shares of restricted, unregistered common stock to DAKA Properties, LLC, an unrelated entity, for approximately $61,500 cash, in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act of 1933.

   On October 26, 2001, the Company sold an aggregate 27,632 equivalent post-acquisition shares of restricted, unregistered common stock to Gary Nordic, an unrelated individual, for approximately $107,010 cash, in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act of 1933.

   On October 30, 2001, the Company issued an aggregate 79,400 equivalent post-acquisition shares of restricted, unregistered common stock to its corporate law firm, at an agreed-upon value of approximately $300,000 as a retainer for future legal services to be provided during a one-year period from October 30, 2001. The retainer shares shall vest against normal monthly billings from the law firm to the Company using the agreed-upon valuation of $3.78 per share, regardless of the open market price of the Company's common stock during the billing month. If the aggregate market value of the 79,400 shares are worth less than $450,000 in the open market at the average mean of the bid and ask price for the shares during the one-month period just preceding the first anniversary of the retainer agreement (October 30, 2002) then the law firm will have 15 days to make a written election to either a) exercise a downward adjustment in the agreed- upon price of $3.78 to an amount of not less than $1.89 per share, which would cause the Company to issue up to an additional 79,400 equivalent post-acquisition shares to the law firm or b) put all 79,400 shares back to the Company and require payment in cash for the legal services provided during the initial term of the agreement. During January 2002, the Company and the law firm agreed to rescind this transaction and the 79,400 shares were returned to the Company. All future transactions between the Company and the law firm will be conducted on a cash transaction basis.

   On November 3, 2001, the Company issued an aggregate 450,000 shares of restricted, unregistered common stock to four (4) entities and/or individuals as compensation for various financial consulting services provided in the Agreement and Plan of Reorganization of same date. This transaction was valued at approximately $90,000, which approximates the "fair value" of the Company's stock on the date of the transaction using the discounted closing price of the Company's common stock as quoted on the NASDAQ Electronic Bulletin Board. The shares were issued as follows: Bridgestone Capital Group
   - 80,000 shares; Olympic Capital Group, LLC - 145,000 shares; First Boca Associates, Inc. - 40,000 shares; Glenn A. Little - 185,000 shares.

   On December 4, 2001, the Company and AMJ Logistics, Inc. (AMJ) settled the outstanding balances on the purchase option agreement with the issuance of 42,500 shares of the Company's restricted, unregistered common stock to AMJ in exchange for 37,335 shares of restricted, unregistered AMJ common stock. This transaction was valued at approximately $191,450, based upon the discounted closing price of the Company's common stock on the transaction date.

ITEM 3 - DEFAULTS ON SENIOR SECURITIES

   As of the date of this filing, the Company is delinquent in making the required payment of accrued dividends on its issued and outstanding Series A 10% Cumulative Convertible Preferred Stock (Series A Stock) and Series B 10% Cumulative Convertible Preferred Stock (Series B Stock).

   In the event the Company does not pay any required dividends on the Series B Stock by 365 days after the due date thereof, the number of directors on TTC's Board of Directors will be increased by one and the holders of the Series B Stock who have not received such dividends for such period may elect the extra director. Upon the payment of the dividends, the term of the extra director will automatically end and the Board will return to its prior size.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   On November 3, 2001, pursuant to a Written Consent of the Shareholders of Eldorado Financial Group, Inc., the following actions were undertaken:

     (1) Approved the execution of an Agreement and Plan of Reorganization among Eldorado Financial Group, Inc., Transmission Technology Corporation
         (TTC) and certain stockholders of TTC as being in the best interests of the stockholders of the Company and the transaction is on terms that are fair to such shareholders.

     (2) Approved the issuance of 450,000 shares of restricted, unregistered common stock to consultants who provided services on the TTC transaction. The shares were issued as follows: Bridgestone Capital Group - 80,000 shares; Olympic Capital Group, LLC - 145,000 shares; First Boca Associates, Inc. - 40,000 shares; Glenn A. Little - 185,000 shares.

     (3) Approved the receipt of 3,116,515 shares from Glenn A. Little, without compensation, to reduce the issued and outstanding shares of common stock of the Company immediately prior to the consummation of the TTC transaction to 6,500,000.

     (4) Approved the issuance of 60,000,000 shares of restricted, unregistered common stock to the shareholders of TTC in exchange for their respective holdings in TTC whereby TTC became a wholly-owned subsidiary of the Company.

     (5) Approved an Amendment to the Company's Articles of Incorporation to change the corporate name from Eldorado Financial Group, Inc. to Composite Technology Corporation.

     (6) Approved an Amendment to the Company's Articles of Incorporation to allow for the issuance of up to 5,000,000 shares of $0.001 par value Preferred Stock from none previously authorized and for the issuance of up to 200,000,000 shares of $0.001 par value Common Stock from the 100,000,000 shares previously authorized.

     (7) Approved the amendment of the Company's Corporate By-Laws, in their entirety so that they shall be identical to the By-Laws of TTC; except that the first sentence of Section 3.2 shall read as follows: "The number of directors for the Board of Directors of the Corporation shall not be less than one nor more than seven."

   On November 3, 2001, prior to the actions contained herein, the Company had 9,166,515 shares of common stock issued and outstanding. Glenn A. Little controlled 8,548,899 shares, or approximately 93.26%, and approved these actions in the Written Consent of the Shareholders. Due to the majority control represented by these holdings, no proxy was solicited, nor information statement circulated, in anticipation of these actions.

ITEM 5 - OTHER INFORMATION

"Penny Stock Rules"

   So long as the trading price of our Common Stock is below $5.00 per share, the open market trading of our Common Stock will be subject to the "penny stock" rules. The "penny stock rules" impose additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of securities and have received the purchaser's written consent to the transaction before the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the broker-dealer must deliver, before the transaction, a disclosure schedule prescribed by the Securities and Exchange Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. These additional burdens imposed on broker-dealers may restrict the ability of broker-dealers to sell the Common Stock and may affect a shareholder's ability to resell the Common Stock.

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

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

   Exhibits - None

   Reports on Form 8-K

     November 20, 2001         Reporting of November 3, 2001 change in control
                               of the Company and reverse acquisition of Transmission Technology Corporation.

     January 11, 2002          Reporting of litigation related to a key license
                               agreement for the acquisition and use of certain composite material technology.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          COMPOSITE TECHNOLOGY CORPORATION


February 18, 2002                           /s/ Benton H Wilcoxon
                                         ---------------------------------
                                                         Benton H Wilcoxon
                                                       President, Director
                                                             and Secretary

February 18, 2002                              /s/ Robert Nikoley
                                         ---------------------------------
                                                            Robert Nikoley
                                                   Chief Financial Officer