Form 10QSB
period 2002-03-31
COMPOSITE TECHNOLOGY CORP
filed 2002-05-20
CIK 317477

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


             FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

     [ ]     Transition Report Under Section 13 or 15(d) of The Securities
                              Exchange Act of 1934


             For the transition period from ______________ to _____________

--------------------------------------------------------------------------------


                         Commission File Number: 0-10999

                        COMPOSITE TECHNOLOGY CORPORATION
        (Exact name of small business issuer as specified in its charter)

           Nevada                                             59-2025386
----------------------------                         --------------------------
  (State of incorporation)                            (IRS Employer ID Number)

          18881 Von Karman Avenue, Suite 1630, Irvine, California 92612
          -------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (949) 756-1091
                         (Registrant's telephone number)

--------------------------------------------------------------------------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common
equity as of the latest practicable date:    May 13, 2002: 67,788,098
                                             ------------------------

Transitional Small Business Disclosure Format (check one):    YES       NO X
                                                                  ----    ---

                        COMPOSITE TECHNOLOGY CORPORATION

                Form 10-QSB for the Quarter ended March 31, 2002

                                Table of Contents


                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

  Item 1   Financial Statements                                               3

  Item 2   Management's Discussion and Analysis
           of Financial Condition and Plan of Operation                      20


PART II - OTHER INFORMATION

  Item 1   Legal Proceedings                                                 23

  Item 2   Changes in Securities                                             23

  Item 3   Defaults Upon Senior Securities                                   24

  Item 4   Submission of Matters to a Vote of Security Holders               24

  Item 5   Other Information                                                 24

  Item 6   Exhibits and Reports on Form 8-K                                  24


SIGNATURES                                                                   25


ITEM 1 - PART 1 - FINANCIAL STATEMENTS
--------------------------------------

                      COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY
                         (formerly Eldorado Financial Group, Inc.)
                                CONSOLIDATED BALANCE SHEETS
                                  March 31, 2002 and 2001

                                        (UNAUDITED)
                                                                  March 31,         March 31,
                                                                    2002              2001
                                                                ------------      ------------
                                          ASSETS
                                          ------
CURRENT ASSETS
   Cash on hand and in bank                                     $     5,098       $         -
   Prepaid expenses and other                                       311,167                 -
                                                                ------------      ------------
      TOTAL CURRENT ASSETS                                          316,265                 -
                                                                ------------      ------------

PROPERTY AND EQUIPMENT - AT COST
   Office furniture and equipment                                     8,684                 -
   Accumulated depreciation                                          (2,596)                -
                                                                ------------      ------------
      NET PROPERTY AND EQUIPMENT                                      6,088                 -
                                                                ------------      ------------

OTHER ASSETS
   Contract rights                                                  165,000                 -
   Investments in other companies                                   236,470                 -
                                                                ------------      ------------
      TOTAL OTHER ASSETS                                            401,470                 -
                                                                ------------      ------------

   TOTAL ASSETS                                                 $   723,823       $         -
                                                                ============      ============

                           LIABILITIES AND SHAREHOLDERS' EQUITY
                           ------------------------------------
CURRENT LIABILITIES
   Notes payable to a shareholder                               $    62,000       $         -
   Accounts payable - trade                                         405,328                 -
   Accrued officers compensation                                     80,759                 -
   Accrued interest payable                                           1,300                 -
   Accrued dividends payable                                         23,671                 -
                                                                ------------      ------------
      TOTAL CURRENT LIABILITIES                                     573,058                 -
                                                                ------------      ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
   Preferred stock - $0.001 par value
      5,000,000 shares authorized
      1,485 and -0- issued and outstanding, respectively                  1                 -
   Common stock - $0.001 par value
      200,000,000 shares authorized
      67,788,098 and -0- shares issued and
         outstanding, respectively                                   67,788                 -
   Additional paid-in capital                                     2,352,046                 -
   Accumulated deficit                                           (2,269,070)                -
                                                                ------------      ------------

   TOTAL SHAREHOLDERS' EQUITY                                       150,765                 -
                                                                ------------      ------------

   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $   723,823       $         -
                                                                ============      ============

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.


                           COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY
                              (formerly Eldorado Financial Group, Inc.)
                    CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                            Six and Three months ended March 31, 2002 and
                       Period from March 28, 2001 (date of inception) through
                                           March 31, 2001

                                             (UNAUDITED)

                                         Six months      Period from    Three months   Period from
                                            ended       March 28, 2001      ended      March 28, 2001
                                          March 31,         through       March 31,         through
                                            2002       March 31, 2001       2002       March 31, 2001
                                       -------------------------------------------------------------
REVENUES                               $          -       $     -      $           -      $      -
                                       -------------      ---------    --------------     ---------

EXPENSES
   General and
     administrative expenses                275,217             -           173,232             -
   Legal, professional
     and consulting fees                  1,474,070             -         1,083,185             -
   Interest expense                           1,300             -             1,300             -
   Depreciation                               1,362             -               681             -
                                       -------------      ---------    --------------     ---------
     Total operating expenses             1,751,949             -         1,258,398             -
                                       -------------      ---------    --------------     ---------

LOSS FROM OPERATIONS                     (1,751,949)            -        (1,258,398)            -

OTHER INCOME (EXPENSE)                            -             -                 -             -
                                       -------------      ---------    --------------     ---------

LOSS BEFORE
   PROVISION FOR INCOME TAXES            (1,751,949)            -        (1,258,398)            -

PROVISION FOR INCOME TAXES                        -             -                 -             -
                                       -------------      ---------    --------------     ---------

NET LOSS                                 (1,751,949)            -        (1,258,398)            -

OTHER COMPREHENSIVE INCOME                        -             -                 -             -
                                       -------------      ---------    --------------     ---------

COMPREHENSIVE LOSS                     $ (1,751,949)      $     -      $ (1,258,398)      $     -
                                       =============      ========     =============      ========

Earnings per share of common
   stock outstanding computed
   on net loss - basic and fully
   diluted                             $      (0.03)          nil      $      (0.02)          nil
                                       =============      ========     =============      ========

Weighted-average number of
   shares outstanding - basic and
   fully diluted                         66,610,607         - 0 -        66,710,449         -0-
                                       =============      ========     =============      ========

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.


                           COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY
                              (formerly Eldorado Financial Group, Inc.)
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 Six months ended March 31, 2002 and
                       Period from March 28, 2001 (date of inception) through
                                           March 31, 2001

                                             (UNAUDITED)
                                                                             Six months      Period from
                                                                                ended       March 28, 2001
                                                                              March 31,        through
                                                                                2002        March 31, 2001
                                                                            ------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss for the period                                                  $(1,751,949)      $     -
   Adjustments to reconcile net loss
      to net cash provided by operating activities
         Depreciation                                                             1,362             -
         Consulting fees and Amortization of
            prepaid expenses paid with common stock                             997,442             -
         (Increase) Decrease in
            Prepaid expenses and other assets                                   (32,500)            -
         Increase (Decrease) in
            Accounts payable - trade                                            395,703             -
            Accrued officer compensation                                         89,501             -
            Accrued interest payable                                              1,300             -
                                                                            ------------      --------
NET CASH USED IN OPERATING ACTIVITIES                                          (299,141)            -
                                                                            ------------      --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Cash advanced to officers                                                          -             -
   Purchase of property and equipment                                            (1,284)            -
                                                                            ------------      --------
NET CASH USED IN INVESTING ACTIVITIES                                            (1,284)            -
                                                                            ------------      --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from notes payable to a shareholder                                  62,000             -
   Proceeds from sale of preferred stock                                         32,000             -
   Proceeds from sale of common stock                                           178,510             -
                                                                            ------------      --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                       272,510             -
                                                                            ------------      --------

INCREASE (DECREASE) IN CASH                                                     (27,915)            -

Cash at beginning of period                                                      33,013             -
                                                                            ------------      --------

CASH AT END OF PERIOD                                                       $     5,098       $     -
                                                                            ============      ========

SUPPLEMENTAL DISCLOSURE OF INTEREST AND INCOME TAXES PAID
      Interest paid for the period                                          $         -       $     -
                                                                            ============      ========
      Income taxes paid for the period                                      $         -       $     -
                                                                            ============      ========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
      Common stock exchanged for
         Investment in Other Companies                                      $   191,250       $     -
                                                                            ============      ========


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

                 COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY
                    (formerly Eldorado Financial Group, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - ORGANIZATION AND DESCRIPTION OF BUSINESS

Composite Technology Corporation (CTC or Company) was incorporated under the laws of the State of Florida on February 26, 1980 as Eldorado Gold & Exploration, Inc. On January 13, 1987, the Company amended its Articles of Incorporation to change the corporate name to Eldorado Financial Group, Inc. and modified the Company's capital structure to allow for the issuance of up to 100,000,000 shares of common stock at $0.001 par value per share.

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

On November 3, 2001, the Company exchanged 60,000,000 shares of restricted, unregistered common stock for 100.0% of the issued and outstanding common stock of Transmission Technology Corporation, a privately-owned Nevada corporation incorporated on March 28, 2001. Transmission Technology Corporation (TTC) was formed to own a license agreement related to patent-pending composite reinforced electrical transmission lines utilizing composite core materials. Transmission Technology Corporation became a wholly-owned subsidiary of the Company.

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

On December 28, 2001, the Company's Board of Directors, and the Board of Directors for TTC established the initial year-end of September 30 for the Registrant's wholly-owned subsidiary, Transmission Technology Corporation and, concurrently, elected to change the fiscal year-end of CTC from December 31 to September 30. This action was taken after an evaluation and review of the November 3, 2001 acquisition transaction, the operations of both the Company and Transmission Technology Corporation during the period since the last annual filing on Form 10-KSB and consideration of future economic events and opportunities.

The acquisition of Transmission Technology Corporation, on November 3, 2001, by the Company effected a change in control and was accounted for as a" reverse acquisition" whereby Transmission Technology Corporation is the accounting acquiror for financial statement purposes. Accordingly, for all periods subsequent to the reset year-end of September 30, 2001, the financial statements of the Company reflect the historical financial statements of Transmission Technology Corporation from its inception on March 28, 2001 and the operations of the Company subsequent to September 30, 2001.

                 COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY
                    (formerly Eldorado Financial Group, Inc.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NOTE A - ORGANIZATION AND DESCRIPTION OF BUSINESS - CONTINUED

During interim periods, the Company follows the accounting policies set forth in its Transitional Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 on Form 10-KSB for the period ended September 30, 2001 as filed with the U. S. Securities and Exchange Commission. The information presented herein may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes contained in its Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 on Form 10-KSB when reviewing the interim financial results presented herein.

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


NOTE B - RELATED PARTY TRANSACTIONS

Prior to the November 3, 2001 acquisition of Transmission Technology Corporation
(TTC) by the Company, TTC engaged in significant transactions involving both Preferred Stock and Common Stock of TTC with Red Guard Industries, Inc. (Red Guard), an entity in which a shareholder, officer, and director of TTC, and subsequently, the Company, is also a shareholder and was an officer through December 2001. Key transactions involving this relationship include the issuance of the Series A and Series B Preferred Stock, the issuance of Common Stock to acquire various marketable and restricted securities in various unrelated entities and to acquire the rights to negotiate to acquire the license to manufacture, develop and sell certain patent-pending Composite Reinforced Aluminum Conductor technology.


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

2. Property and Equipment
   ----------------------

   Property and equipment are recorded at historical cost. These costs are depreciated over the estimated useful lives of the individual assets, generally 4 to 10 years, using the straight-line method.

   Gains and losses from disposition of property and equipment are recognized as incurred and are included in operations.

3. Marketable Securities
   ---------------------

   Investments in the equity securities of other companies that have readily determinable fair values (as defined in Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115) are classified, at the date of acquisition, into three categories and accounted for as follows:

      Available-for-Sale Securities - Equity securities not classified in either of the above categories are reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of shareholders' equity.

      Trading Securities - Equity securities that are bought and held principally for the purpose of selling them in the near term are reported at fair value. Unrealized gains and losses will be included in earnings subsequent to December 31, 1993, the Company's adoption date. As of the adoption date of SFAS 115, however, the net unrealized gain has been reflected as a separate component of shareholders' equity in accordance with SFAS 115.

      Held-to-Maturity Securities - Equity securities that the Company has the positive intent and ability to hold to maturity are reported at amortized cost.

      Other investments that do not have a readily determinable fair value are recorded at amortized cost.

   The Company evaluates the carrying value of all marketable securities classified as "held-to-maturity" or "other investments that do not have a readily determinable fair value" on a quarterly basis in accordance with Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and Long- Lived Assets to be Disposed of". Any permanent impairment, if any, is charged to operations in the quarter in which the determination of impairment is made.

   For purposes of computing realized gains and losses, the specific identification method is used.

4. Reorganization costs
   --------------------

      CTC and TTC have adopted the provisions of AICPA Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" whereby all organization and initial costs incurred with the incorporation and initial capitalization of TTC, the costs associated with the reverse acquisition of TTC by CTC and costs incurred by TTC related to the reverse acquisition transaction with CTC were charged to operations in the period the respective costs were incurred.

                 COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY
                    (formerly Eldorado Financial Group, Inc.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

5. Research and development expenses
   ---------------------------------

   Research and development expenses are charged to operations as incurred.

6. Advertising expenses
   --------------------

   Advertising and marketing expenses are charged to operations as incurred.

7. Income taxes
   ------------

   The Company utilizes the asset and liability method of accounting for income taxes. At March 31, 2002 and 2001, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material, consist of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily allowance for doubtful accounts and accumulated depreciation.

   As of March 31, 2002 and 2001, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

8. Income (Loss) per share
   -----------------------

   Basic earnings (loss) per share is computed by dividing the net income (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of March 31, 2002, the Company's outstanding stock options are considered anti-dilutive due to the Company's net operating loss position. As of March 31, 2001, the Company had no warrants and/or options issued and outstanding.


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

                                           (pre-acquisition)  (pre-acquisition)
                                            October 1, 2000    October 1, 1999
                                                through            through
                                           September 30, 2001 September 30, 2000
                                           ------------------ ------------------

         Revenues                              $         -        $         -
         Gross profit                                    -                  -
         Income taxes                                    -                  -
         Loss from continuing operations           (90,636)            (1,620)
         Earnings per share                            nil                nil
         Proforma weighted-average number
           of shares issued and outstanding     66,500,000         66,500,000


NOTE F - CONTRACT RIGHTS

On April 12, 2001, TTC issued 165 shares of restricted, unregistered Series A Cumulative and Convertible Preferred Stock to Red Guard to acquire the rights to negotiate to acquire the license to manufacture, develop and sell certain patent-pending Composite Reinforced Aluminum Conductor technology. This transaction was valued at an agreed- upon amount of approximately $165,000.

TTC entered into a technology license agreement with W.B.G., Inc., a California corporation ("WBG"), on May 7, 2001 (the "License Agreement"). The License Agreement related to patent pending composite reinforced aluminum conductor technologies and gave TTC an exclusive license to the technologies covered by the License Agreement. The License Agreement currently is the basis for our rights to the composite reinforced aluminum conductor technologies. The Company intends to file patent applications for several cable designs resulting from any future development and testing work. WBG and Red Guard were and are unrelated entities.

In the License Agreement, WBG represented and warranted to TTC that WBG had the right to enter into the License Agreement, including without limitation the right to grant TTC the exclusive rights to the technologies covered by the License Agreement.

TTC agreed to pay royalties to WBG, initially at a maximum rate of 5% of Gross Revenues (as defined in the License Agreement) received by TTC from the sale of the Technology products until sales of product have equaled the design capacity of the first commercial production line. Design capacity of each commercial production line shall be defined as the capacity stated on the specifications by the builder which is WBG. The royalty shall decline by ONE percent (1%) of Gross Revenues as sales of product from each additional commercial production line reaches design capacity. TTC shall pay WBG a minimum royalty of TWO percent (2%) of Gross Revenues received by TTC from the sale of the Technology products. In the event of any sub-license agreements, TTC shall pay the same royalty to WBG as it would if it sold the products itself.

                 COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY
                    (formerly Eldorado Financial Group, Inc.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NOTE F - CONTRACT RIGHTS - CONTINUED

For commercial product line development, TTC agrees to pay WBG to design, build, test, install, provide specifications, manuals, and training for complete commercial product equipment lines for each Technology. The price to be mutually agreed upon based upon costs plus reasonable overhead fees. TTC understands and agrees that it must advance funds to WBG for each phase as required under a mutually agreed upon budget and schedule. As of September 30, 2001 and periods subsequent thereto, no mutually agreed upon budget has been developed or agreed to by either party. Further, for additional commercial product lines, TTC has agreed to purchase additional commercial product lines from WBG for all additional plant lines as required at mutually agreed upon prices and delivery schedules. If WBG is unable to supply said additional commercial product lines, then TTC shall have the right to produce same. No such requirements exist as of September 30, 2001 or subsequent thereto.

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

As of March 31, 2002 and subsequent thereto, the Company, TTC and WBG are involved in litigation questioning the validity of the original license agreement (See Note M - Contingencies). Management is of the opinion that the license agreement will be upheld and no valuation impairment of the original agreed-upon acquisition cost has been provided in the accompanying financial statements.


NOTE G - INVESTMENTS IN OTHER COMPANIES

Investments in other companies consists of the following at March 31, 2002:

                                                         Carrying value at
       Investee company                                   March 31, 2002
       ----------------                                   --------------
Held-to-Maturity
----------------
   Integrated Performance Systems, Inc.                       $  1,000
   STL Group, Inc.                                               1,000
   TMA Ventures, LLC/ MEMX, Inc.                                 1,000
   AMJ Logistics, Inc.
     Equity investment, including
       conversion of cash advances                             233,470
                                                              --------

       Totals                                                 $236,470
                                                              ========

On April 12, 2001, the Company exchanged 15,086,000 equivalent post-acquisition shares of restricted, unregistered common stock with Red Guard for various marketable and restricted securities in various unrelated entities. The initial exchange transaction was valued using an agreed-upon valuation of approximately $137,750.

Through September 30, 2001, upon evaluations in accordance with Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of", management has recognized a permanent valuation impairment of approximately $137,230 against these holdings.

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

In December 2001, the Company and AMJ settled the outstanding balances on the purchase option agreement with the issuance of 42,500 shares of the Company's restricted, unregistered common stock to AMJ in exchange for 37,335 shares of restricted, unregistered AMJ common stock. This transaction was valued at approximately $909,635, which approximated the discounted "fair value" of the Company's common stock based upon the quoted closing price of the Company's unrestricted equity securities as quoted on the date of the transaction.

As a result of all AMJ transactions, through December 31, 2001, the Company owns an aggregate 114,125 shares of AMJ, including the initial 1,000 shares acquired in the April 12, 2001 transaction.


NOTE H - PREFERRED STOCK TRANSACTIONS

Preferred stock consists of the following as of March 31, 2002 and 2001, respectively:

                                              March 31, 2002                March 31, 2001
                                        --------------------------     ----------------------
                                        # shares par value# shares     par value
                                        --------------------------     ---------
Series A Cumulative Convertible Stock         165         $ -                -         $   -
Series B Cumulative Convertible Stock       1,000            1               -             -
                                            -----         ----           -----         -----

     Totals                                 1,165         $  1               -             -
                                            =====          ====          =====         =====

                 COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY
                    (formerly Eldorado Financial Group, Inc.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NOTE H - PREFERRED STOCK TRANSACTIONS - CONTINUED

On April 12, 2001, the Company authorized and allocated 165 shares of Series A 10.0% Cumulative Convertible Preferred Stock. The Series A Preferred Stock (Series A Stock) was issued at $1,000.00 per share. The Series A Shares shall be entitled to receive cumulative cash dividends at a rate of 10.0% per annum of the issue price ($1,000.00 per share) from the date of issuance of the shares until such shares are converted into common stock or redeemed by the Company. The dividends shall be payable quarterly on the last day of March, June, September and December in each year, commencing on September 30, 2001. The Series A Shares are convertible into common stock at an negotiated conversion rate of $0.47 per effective post-acquisition share at the election of the holder beginning 90 days after the date of issuance. The Series A Shares are callable at any time by the Company at a price of 102.0% of issue value upon a 10-day advance written notice. These shares were issued on April 12, 2001 to Red Guard, to acquire the rights to negotiate to acquire the license to manufacture, develop and sell certain patent- pending Composite Reinforced Aluminum Conductor technology. This transaction was valued at an agreed-upon amount of approximately $165,000.

On June 27, 2001, the Company authorized and allocated 2,000 shares of Series B 10% Cumulative Convertible Preferred Stock. The Series B Preferred Stock (Series B Stock) was issued at $100.00 per share. The Series B Stock shall be entitled to receive cumulative cash dividends at a rate of 10.0% per annum of the issue price ($100.00 per share) from the date of issuance of the shares until such shares are converted into common stock or redeemed by the Company. The dividends shall be payable quarterly on the last day of March, June, September and December in each year, commencing on September 30, 2001. Any dividends on the Series B Stock that are not paid within 30 days after the date upon which payment thereof is due shall bear interest at 10.0% per annum from such date until ultimately paid. The shares are convertible into common stock at a rate of $1.25 per effective post-acquisition share at the election of the holder beginning 90 days after the date of issuance. The Series B Stock is callable at a price of 109.0% at any time by the Company upon 10-day advance written notice. The Company sold 1,000 Series B Shares to Red Guard for cash proceeds of approximately $100,000 on August 28, 2001.


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


NOTE I - COMMON STOCK TRANSACTIONS - CONTINUED

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

Upon completion of the November 3, 2001 reverse acquisition transaction, the Company had an aggregate 66,500,000 shares of issued and outstanding common stock.

On October 30, 2001, TTC issued an aggregate 79,402 equivalent post-acquisition shares of restricted, unregistered common stock to its corporate law firm at an agreed-upon value of approximately $300,000 as a retainer for future legal services to be provided during a one-year period from October 30, 2001. The retainer shares shall vest against normal monthly billings from the law firm to the Company using the agreed-upon valuation of $3.78 per share, regardless of the open market price of the Company's common stock during the billing month. If the aggregate market value of the 79,402 shares are worth less than $450,000 in the open market at the average mean of the bid and ask price for the shares during the one-month period just preceding the first anniversary of the retainer agreement (October 30, 2002) then the law firm will have 15 days to make a written election to either a) exercise a downward adjustment in the agreed-upon price of $3.78 to an amount of not less than $1.89 per share, which would cause the Company to issue up to an additional 79,402 equivalent post-acquisition shares to the law firm or b) put all 79,402 shares back to the Company and require payment in cash for the legal services provided during the initial term of the agreement. During January 2002, the Company and the law firm agreed to rescind this transaction and the 79,402 shares were returned to the Company. All future transactions between the Company and the law firm will be conducted on a cash transaction basis.

                 COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY
                    (formerly Eldorado Financial Group, Inc.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NOTE I - COMMON STOCK TRANSACTIONS - CONTINUED

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

On February 27, 2002, the Company filed a Registration Statement Under The Securities Act of 1933 on Form S-8 to register an aggregate 9,000,000 shares of common stock pursuant to the 2002 Non-Qualified Stock Compensation Plan. During the period from February 28, 2002 through March 31, 2002, the Company issued an aggregate 1,325,000 shares of common stock pursuant to this plan. These shares were issued at prices ranging between $0.55 and $1.85 per share, as based on the closing quoted stock price on the respective date of each transaction. These transactions were valued at an aggregate approximate $1,618,750.


NOTE J - STOCK OPTIONS

On July 12, 2001, TTC granted to Red Guard an option to purchase up to $500,000 of 10% Series B Cumulative Convertible Preferred Stock of TTC (the "TTC Series B Preferred") at $100 per share (the "Red Guard Option") and a warrant to purchase up to 120,000 shares of TTC Common Stock at $20.00 per share (the "Red Guard Warrant") in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act as an inducement for revising the initial conversion terms of the TTC Series A Preferred. The Red Guard Option and Warrant was granted to Red Guard as an inducement to modify the conversion price of the TTC Series A Preferred from an initial conversion price of $0.20 per share, as adjusted for TTC stock splits prior to the November 3, 2001 reverse acquisition transaction with CTC, to $0.47 per share after accounting for the effects of the CTC reverse acquisition transaction. The Red Guard Option was exercisable at any time and expired on January 12, 2002.

On August 28, 2001, Red Guard exercised a portion of the Series B option and purchased an aggregate $100,000 of Series B Preferred from the Company. On October 11, 2001, Red Guard assigned an additional portion of this option to an unrelated individual who then exercised the option to purchase an aggregate $32,000 of Series B Preferred from the Company The following table summarizes all common stock options granted from the grant date through March 31, 2002:

                Options   Options      Options       Options      Exercise price
                granted  exercised    terminated   outstanding      per share
                -------  ---------    ----------   -----------      ---------

Series B
   Preferred   $500,000   $132,000     $368,000    $     -          $100.00
               --------   --------     --------    -------

Totals         $500,000   $132,000     $368,000    $     -
               ========   ========     ========    =======

                 COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY
                    (formerly Eldorado Financial Group, Inc.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NOTE J - STOCK OPTIONS - CONTINUED

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

In June 2001, the Board of Directors granted an aggregate 1,357,740 options to various officers and employees to purchase an equivalent number of shares of restricted, unregistered common stock. The options were issued exercise prices of either $0.31 or $0.35 per share and expire in either June 2006 or June 2011.

On March 31, 2002, the Company granted an aggregate 5,200,000 options to various consulting professionals to purchase an equivalent number of shares registered under the Company's Form S-8, filed in February 2002. The options were issued at exercise prices between $0.40 and $2.00 per share. These options expire at various dates between March 31, 2003 and December 31, 2011.

There were no exercise of any options during the periods ended September 30, 2001 and March 31, 2002, respectively. The following table summarizes all common stock options granted through March 31, 2002.


                   Options   Options      Options       Options      Exercise price
                   granted  exercised    terminated   outstanding      per share
                   -------  ---------    ----------   -----------      ---------
2001 employees     1,357,740       -            -     1,357,740       $0.31 - $0.35
2002 consultants   5,200,000       -            -     5,200,000       $0.40 - $2.00
                   ---------  ------       ------     ---------

     Totals        6,557,740       -            -     6,557,740
                   =========  ======       ======     =========

The weighted average exercise price of all issued and outstanding options at March 31, 2002 is approximately $0.93 and approximately 4,087,895 of the issued and outstanding options are vested and eligible for exercise.

Had compensation cost for options granted been determined based on the fair values at the grant dates, as prescribed by SFAS 123, the Company's net loss and net loss per share would not have changed significantly as the exercise price of the options was relatively equivalent to the market price at the grant date.

The calculations to estimate the fair value of the options were made using the Black-Scholes pricing model which required making significant assumptions. These assumptions include the expected life of the options, which was determined to be the initial life of the corresponding option, either five (5) or ten (10) years, the expected volatility, which was based on fluctuations of the stock price over a 12 month period, the expected dividends, determined to be zero based on past performance, and the risk free interest rate, which was estimated using the bond equivalent yield of 6.0% at March 31, 2002 and 2001, respectively.

                 COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY
                    (formerly Eldorado Financial Group, Inc.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NOTE K - STOCK WARRANT

On July 12, 2001, the Company issued to Red Guard, as an inducement to modify the conversion price of the TTC Series A Preferred from an initial conversion price of $0.20 per share, as adjusted for TTC stock splits prior to the November 3, 2001 reverse acquisition transaction with CTC, to $0.47 per share after accounting for the effects of the CTC reverse acquisition transaction, a stock warrant to purchase 1,905,600 shares of the Company's restricted, unregistered common stock at a price of $1.26 per share, in reliance upon the exemption from registration set forth in Section 4(2) of The Securities Act of 1933. This warrant is exercisable at any time after its issuance and expires on June 12, 2006. Due to the uncertainty related to the ultimate exercise for purchase of any shares covered by this warrant, the Company did not assign any compensation expense upon the issuance of this warrant.

On October 18, 2001, the holder of the Warrant to purchase shares of the Company's common stock exercised 7,940 warrants and purchased 7,940 shares of restricted, unregistered common stock for $10,000 cash.

                                      Warrants             Warrants
                                     originally         outstanding at
                                       issued           March 31, 2002     Exercise price
                                       ------           --------------     --------------
Series A Preferred Stock Warrants     1,905,600            1,897,660      $1.26 per share
                                      ---------            ---------

Totals at March 31, 2002              1,905,600            1,897,660
                                      =========            =========


NOTE L - COMMITMENTS

The Company operates in leased offices, located in Irvine, California, on a month-to-month agreement at a rate of approximately $3,120 per month.


NOTE M - CONTINGENCIES

At various times during Calendar 2001, TTC sought information from WBG relating to the technologies pursuant to the License Agreement but did not receive a response. As a result, TTC sought to invoke the mediation provision of the License Agreement. WBG declined to engage in mediation. On or about August 15, 2001, TTC commenced an arbitration with the American Arbitration Association in Los Angeles, California against W. Brandt Goldsworthy & Associates (WBG&A) and
W. B. G., Inc. (WBG), an entity affiliated with WBG&A, seeking to enforce the License Agreement between TTC and WBG dated May 7, 2001.

On or about August 15, 2001, TTC also filed suit against WBG and WBG&A in the United States District Court for the Central District of California (Case No. 01-CV-7118). The suit sought (i) specific performance of the License Agreement, including supplying the requested information and subjecting to arbitration,
(ii) an injunction against WBG and WBG&A licensing the technologies to any other parties pending resolution of item (i) above, and (iii) damages and costs.

                 COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY
                    (formerly Eldorado Financial Group, Inc.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NOTE M - CONTINGENCIES - CONTINUED

In their answers, WBG and WBG&A argued a number of defenses and also asserted certain counterclaims. One defense raised was that TTC did not have standing or capacity to sue. WBG and WBG&A contended that Tom Sawyer, the lawyer who incorporated TTC, was the sole stockholder and director of TTC and that he had not authorized the filing of the suit. Mr. Sawyer claimed that he purchased all of the authorized common stock for $24.00. Subsequently and separately, on October 4, 2001, Mr. Sawyer made a demand to TTC's counsel to dismiss the suit with prejudice based on his claim that he was the sole stockholder and director of TTC. In addition, on October 5, 2001, Mr. Sawyer, allegedly on behalf of TTC, and WBG executed a Mutual Rescission of the License Agreement.

The counterclaims raised by WBG and WBG&A included alleged untrue and misleading advertising and unfair competition (against TTC and C. William Arrington, an officer of the Company and TTC) for claiming rights in the technologies and a claim for declaratory relief (against TTC, Mr. Arrington, Mr. Sawyer and Composite Power Corporation, a Nevada corporation ("CPC")). On September 24, 1999, a Nevada state court had issued an preliminary injunction against Mr. Arrington, a former officer and director of CPC, in his individual capacity from "contacting, soliciting business from or otherwise doing business with any individuals, entities or financiers connected or related in any way to any of CPC's projects." WBG&A was mentioned as an entity that had a business relationship with CPC but the technologies licensed by the License Agreement are completely unrelated to CPC or any of its projects. Mr. Arrington had signed the License Agreement on behalf of TTC and WBG and WBG&A contended that Mr. Arrington's signature violated the preliminary injunction and made the License Agreement void and illegal. WBG and WBG&A also sought a declaratory judgment that Mr. Sawyer is the sole director and stockholder of TTC and that the License Agreement is void and illegal. The preliminary injunction was dissolved by the Nevada state court on August 31, 2001 and Mr. Arrington was limited only against doing business with anyone involved in specific CPC projects, none of which related to TTC, the Company or the License Agreement. Furthermore, that limitation as well is no longer in effect as the Nevada state court dismissed all claims against Mr. Arrington with prejudice on January 10, 2002. On February 21,2002, CPC's motion to vacate the judges order of January 10, 2002 was granted. This reinstated the limited temporary injunction based on " excusable neglect " by the CPC attorney. A trial date was set for June 24, 2002; however, on March 18, 2002, CPC's attorney approached Mr. Arrington's counsel with an offer for settlement. A settlement agreement has been filed with the court for approval. Court action is expected in May, 2002.

On December 10, 2001, the United States District Court held a hearing on TTC's request for an preliminary injunction and, subsequently, rejected TTC's request. With regard to TTC's arbitration demand, arbitrators have been appointed. A hearing on TTC's petition to enforce the arbitration provisions of the License Agreement is currently awaiting scheduling. WBG and WBG&A are seeking to have the court halt the arbitration and instead have all issues settled by the court.

The License Agreement currently is the basis for TTC's rights to the CRAC technologies. In the event a court or an arbitration panel determines that the License Agreement is unenforceable in any way, it would have a material adverse effect on the Company, its business and its prospects regarding CRAC technologies only.

                 COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY
                    (formerly Eldorado Financial Group, Inc.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NOTE M - CONTINGENCIES - CONTINUED

The petition to compel arbitration has been completely briefed and no hearing date has been set by the United States District Court as of March 31, 2002 and subsequent thereto. Management and legal counsel are of the opinion that the Company and TTC have raised valid claims in its suit and claim for arbitration and that WBG's and WBG&A's defenses and counterclaims are without merit. TTC will defend itself and Mr. Arrington, as an officer of TTC, vigorously against the alleged counterclaims of WBG and WBG&A.

Due to the early nature of the arbitration procedure, the Company anticipates no material impact to either the results of operations, its financial condition or liquidity based on the uncertainty of outcome, if any, of existing litigation, either collectively and/or individually, at this time.

Other than the matter discussed above, the Company is not a party to any other legal proceedings.







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

The acquisition of Transmission Technology Corporation, on November 3, 2001, by the Company effected a change in control and was accounted for as a" reverse acquisition" whereby Transmission Technology Corporation is the accounting acquiror for financial statement purposes. Accordingly, for all financial statement presentations for periods subsequent to the September 30, 2001 year-end date, the financial statements of the Company reflect the historical financial statements of Transmission Technology Corporation from its inception on March 28, 2001 and the operations of the Company subsequent to September 30, 2001.

(3)  RESULTS OF OPERATIONS

The Company had no revenue for the six and three months ended March 31, 2002 and was in existence for only 3 days through March 31, 2001. The Company's initial capitalization occurred early in April 2001.

General and administrative expenses for the six months ended March 31, 2002 were approximately $1,751,949, including approximately $1,083,000 in non-cash charges for consulting and legal services which were paid with common stock issued pursuant to a Form S-8 Registration Statement filed with the U. S. Securities and Exchange Commission on February 27, 2002. Legal and professional fees associated with the reverse acquisition of Transmission Technology Corporation, regulatory reporting thereof and subsequent financial consulting and legal services composed approximately $1,474,000 (85.11%) of the total year-to-date expenses. Accrued officer compensation of approximately $121,000 (6.90%) and travel expenses of approximately $74,300 (4.24%) composed other key expenditures for the six months ended March 31, 2002.

(4)  PLAN OF OPERATION

Summary
-------

We plan to subcontract a limited production of composite core and the helical winding of aluminum conductors so that a significant demonstration test in an operating transmission line can be commenced during the summer of 2002. We expect that the planned test will be conducted by a major American utility company along with a consortium of approximately 10 to 15 other utility companies and the Electric Power Research Institute. The test will be closely monitored for three months after which time we anticipate receiving orders from utility companies, although the demonstration will continue for at least three years. By June 30, 2002, we plan to finalize the design and produce a working prototype of the specialized production line capable of economically manufacturing high strength composite core. We are presently negotiating various possible strategic relationships, including joint ventures with conventional Aluminum Conductor Steel Reinforced (ACSR) cable manufacturers, in which we will either sell our composite core, license or sell our production equipment, or enter into an agreement with respect to the production of cable using our composite core. The equipment can be used for other types of high strength composite production with various modifications in the event that there is any delay in the acceptance of the composite reinforced cable. We intend to establish an equipment and product prototype development facility in Southern California. We plan to continue negotiating joint ventures for the production of our products in other countries, including China, Brazil and Mexico.

Product Research and Development
--------------------------------

We believe research and development activities are important to our success. Over the next 12 calendar months, we anticipate completing various other composite reinforced cable designs and the development of the hardware required to splice, terminate, and extend the cable. Domestic and international patent applications will be prepared and filed as we proceed using strategies designed for maximum protection of the Company's intellectual properties. Additionally, we plan to design, seek patents for, and produce prototypes of proprietary composite structures. We plan to complete a unique prototype production equipment line that will allow for the production of several types of products, which will allow us to expand to different products.

Acquisition of Plant and Equipment
----------------------------------

We do not own any real estate or significant equipment. We do anticipate the need for prototype equipment and product manufacturing capability in the near future and are actively searching for facilities. The precise space requirements are being finalized since we anticipate the requirement for prototype equipment development to occur by June 30, 2002.

Personnel
---------

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

(5)  LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2002, the Company had working capital of approximately $(257,000) as compared to working capital of approximately $57,000 at the most recent fiscal year-end of September 30, 2001.

During the first quarter of Fiscal 2002, the Company sold a combination of preferred and common stock for gross proceeds of approximately $210,000, which was used to support operations and working capital needs.

Between January 3, 2002 and January 28, 2002, an affiliated entity, Red Guard Industries, Inc,. made four short- term working capital loans to the Company aggregating $62,000. Each respective loan is for six months (maturing from July 3, 2002 to July 28, 2002), is unsecured and bears interest at 10 1/2% per annum.

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

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

   See Notes to Consolidated Financial Statements

ITEM 2 - CHANGES IN SECURITIES

   On October 30, 2001, the Company issued an aggregate 79,402 equivalent post-acquisition shares of restricted, unregistered common stock to Holland & Knight, LLP, its corporate law firm, at an agreed-upon value of approximately $300,000 as a retainer for future legal services to be provided during a one-year period from October 30, 2001. The retainer shares shall vest against normal monthly billings from the law firm to the Company using the agreed-upon valuation of $3.78 per share, regardless of the open market price of the Company's common stock during the billing month. If the aggregate market value of the 79,402 shares are worth less than $450,000 in the open market at the average mean of the bid and ask price for the shares during the one- month period just preceding the first anniversary of the retainer agreement (October 30, 2002) then the law firm will have 15 days to make a written election to either a) exercise a downward adjustment in the agreed-upon price of $3.78 to an amount of not less than $1.89 per share, which would cause the Company to issue up to an additional 79,402 equivalent post-acquisition shares to the law firm or b) put all 79,402 shares back to the Company and require payment in cash for the legal services provided during the initial term of the agreement. During January 2002, the Company and the law firm agreed to rescind this transaction and the 79,402 shares were returned to the Company. All future transactions between the Company and the law firm will be conducted on a cash transaction basis.

   On February 27, 2002, the Company filed a Registration Statement Under The Securities Act of 1933 on Form S-8 to register an aggregate 9,000,000 shares of common stock pursuant to the 2002 Non-Qualified Stock Compensation Plan.

   On February 28, 2002, the Company issued 650,000 shares of common stock pursuant to the 2002 Non-Qualified Stock Compensation Plan to Rocci Howe and Rick Weed for professional legal and consulting services. These transactions were valued at an aggregate $1,202,500 (or $1.85 per share) which approximated the closing quoted price of the Company's equivalent common stock on the date of the transaction.

   On March 14, 2002, the Company issued 75,000 shares of common stock pursuant to the 2002 Non-Qualified Stock Compensation Plan to Dominic Magliariditti for professional consulting services. This transaction was valued at an aggregate $86,250 (or $1.15 per share) which approximated the closing quoted price of the Company's equivalent common stock on the date of the transaction.

   On March 29, 2002, the Company issued 600,000 shares of common stock pursuant to the 2002 Non-Qualified Stock Compensation Plan to Mike McIntosh for professional consulting services. This transaction was valued at an aggregate $330,000 (or $0.55 per share) which approximated the closing quoted price of the Company's equivalent common stock on the date of the transaction.

   On March 31, 2002, the Company granted an aggregate 5,200,000 options to purchase an equivalent number of shares of common stock registered pursuant to the Company's Registration Statement on Form S-8 to Rick Weed, Mike McIntosh, Dominic Magliariditti, George Korzeniowski, Rocci Howe and Clem Hiel. The options vest on various schedules, as noted in each respective consulting agreement, and are exercisable at prices between $0.40 and $2.00 per share. The options expire at various periods between March 31, 2003 and December 31, 2011.

ITEM 3 - DEFAULTS ON SENIOR SECURITIES

   As of the date of this filing, the Company is delinquent in making the required payment of accrued dividends on its issued and outstanding Series A 10% Cumulative Convertible Preferred Stock (Series A Stock) and Series B 10% Cumulative Convertible Preferred Stock (Series B Stock).

   In the event the Company does not pay any required dividends by 365 days after the due date thereof, the number of directors on TTC's Board of Directors will be increased by one and the holders of the respective Series A Stock Series B Stock who have not received such dividends for such period may elect the extra director. Upon the payment of the dividends, the term of the extra director will automatically end and the Board will return to its prior size.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None

ITEM 5 - OTHER INFORMATION

"Penny Stock Rules"
-------------------

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

   Stockholders should be aware that, according to Securities and Exchange Commission Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons;
   (iv) excessive and undisclosed bid-ask differential and markups by selling broker- dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker- dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

   Exhibits
     None

   Reports on Form 8-K
     None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                COMPOSITE TECHNOLOGY CORPORATION


Dated: May 17, 2002                               /s/ Benton H Wilcoxon
       ------------                             --------------------------------
                                                               Benton H Wilcoxon
                                                             President, Director
                                                                   and Secretary

Dated: May 17, 2002                                  /s/ Robert Nikoley
       ------------                             --------------------------------
                                                                  Robert Nikoley
                                                         Chief Financial Officer