Form 10KSB/A
period 2001-09-30
COMPOSITE TECHNOLOGY CORP
filed 2002-06-12
CIK 317477

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                  FORM 10-KSB/A

[ ]      Annual Report Under Section 13 or 15(d) of The Securities Exchange
         Act of 1934

[X] Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

     For the transition period from January 1, 2001 to September 30, 2001.

--------------------------------------------------------------------------------

                         Commission File Number: 0-10999
                                                 -------

                        COMPOSITE TECHNOLOGY CORPORATION
        (Exact name of small business issuer as specified in its charter)

           Nevada                                            59-2025386
----------------------------                         ---------------------------
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

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                                     TABLE OF CONTENTS

                                                                                Page Number
                                                                                -----------
PART I

ITEM 1.    Description of Business                                                   3
ITEM 2.    Description of Property                                                  13
ITEM 3.    Legal Proceedings                                                        13
ITEM 4.    Submission of Matters to a Vote of Security Holders                      14

PART II

ITEM 5.    Market for Company's Common Stock and Related Stockholder Matters        14
ITEM 6.    Management's Discussion and Analysis or Plan of Operation                16
ITEM 7.    Index to Financial Statements                                            18
ITEM 8.    Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosures                                  18

PART III

ITEM 9.    Officers and Directors                                                   18
ITEM 10.   Executive Compensation                                                   20
ITEM 11.   Security Ownership of Certain Beneficial Owners and Management           21
ITEM 12.   Certain Relationships and Related Transactions                           22
ITEM 13.   Exhibits and Reports on Form 8-K                                         23


SIGNATURES                                                                          24

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

                                     PART I

DESCRIPTION OF BUSINESS
-----------------------

INTRODUCTION

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

Composite Technology Corporation (CTC) was initially incorporated under the laws of the State of Florida on February 26, 1980 as Eldorado Gold & Exploration, Inc. On January 13, 1987, the Company amended its Articles of Incorporation to change the corporate name to Eldorado Financial Group, Inc. and modified the Company's capital structure to allow for the issuance of up to 100,000,000 shares of common stock at $0.001 par value per share.

On June 27, 2001, we changed our state of Incorporation from Florida to Nevada by means of a merger with and into Eldorado Financial Group, Inc., a Nevada corporation formed on June 25, 2001 solely for the purpose of effecting the reincorporation. The Articles of Incorporation and Bylaws of the Nevada corporation are the Articles of Incorporation and Bylaws of the surviving corporation. Such Articles of Incorporation did not make any changes to the capital structure of the Company.

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

In conjunction with the November 3, 2001 transaction, we changed our corporate name to Composite Technology Corporation and amended our Articles of Incorporation to allow for the issuance of up to 5,000,000 shares of $0.001 par value Preferred Stock from none previously authorized and for the issuance of up to 200,000,000 shares of $0.001 par value Common Stock from the 100,000,000 shares previously authorized.

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

On December 28, 2001, the Company's Board of Directors, and the Board of Directors for TTC established the initial year-end of September 30 for our wholly-owned subsidiary, TTC and, concurrently, elected to change the fiscal year-end of CTC from December 31 to September 30. This action was taken after an evaluation and review of the November 3, 2001 acquisition transaction, the operations of both CTC and TTC during the period since our last annual filing on Form 10-KSB and consideration of future economic events and opportunities.

The acquisition of TTC, on November 3, 2001, by CTC effected a change in control and was accounted for as a" reverse acquisition" whereby TTC is the accounting acquiror for financial statement purposes. Accordingly, for all periods subsequent to the reset year-end of September 30, 2001, the financial statements of the Company reflect the historical financial statements of TTC from its inception on March 28, 2001 and the operations of CTC subsequent to September 30, 2001, as retroactively adjusted for the transactions on November 3, 2001.


PRINCIPAL PRODUCT:

Our principal product is our proprietary Composite Reinforced Aluminum Conductor ("CRAC") cable. We have obtained an exclusive license for patent pending CRAC technologies, which are new electrical transmission and distribution cable designs that are able to deliver more power (ampacity) than conventional ACSR (aluminum conductor steel reinforced) cables in use today. CRAC cables are lighter than conventional steel reinforced cables and have a higher ampacity rating, thus allowing them to replace existing overhead lines without structural modification of the supporting tower systems while allowing more power to be transmitted. We believe that the use of this technology to replace existing lines can improve the reliability and reduce the stress on the overloaded electrical infrastructure at a fraction of the cost and in a much shorter time period than is required to create expensive new rights-of-way and build new tower systems. However, if new system construction is required to support new generation sources, we believe the size and cost of the new towers can be significantly reduced due to the lower weight and higher ampacity of the CRAC conductors. SEE "--INTELLECTUAL PROPERTY" AND "ITEM 3 - LEGAL PROCEEDINGS."

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

Since the late 1880's, overhead transmission lines have used cables that are made from straight steel wires that are helically wrapped by aluminum wires, generally known as ACSR (aluminum conductor steel reinforced) cable. CRAC cable is over 20% lighter than ACSR cable, has higher tensile strength and has half of the thermal expansion. Therefore, CRAC cable is able to carry additional electrical current (ampacity) on existing structures with little modification for supporting connections. Furthermore, since the composite core of CRAC cable is non- conductive, unlike ACSR steel-core cable, there is no inductive field effect due to the conductor being wound around a steel core, which appears to lower the electromagnetic field. Since the composite core of the CRAC cable is stronger than ACSR cable, and since the same cross-sectional area used by the steel wires can be packed with greater density using composite-core shapes, the CRAC cable core has areas that can be designed to hold a fiber optic cable bundle. With the addition of devices capable of intelligent sensing of temperature, sag, and line problems, CRAC cable can also be used for the transmission of all types of optical communications and control data.

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

The primary benefits of replacing ACSR cable with our CRAC cable are as follows:

o Greater ampacity (electrical current carrying capacity), principally because the cable has the ability to handle more elevated temperatures with less sag in the line and because of lower resistance with less inductive field resulting from a core that is now non-conductive.
o Glass composites have 50% less thermal expansion than steel, which results in less sag and reduced movement in wind. This means that our CRAC cable can be rated with a higher ampacity, without sag causing the cable to encroach on safe operating clearances.
o The fiber optic cable can be used with sensors in the line to detect the temperature of the cable and other conditions, which allows the operator to maximize the amount of power sent down the line, without having to estimate the line's actual condition.
o The cable can be produced with minor modifications to existing cable production plants.
o Replacement composite core weight reduction results in overall cable weight reduction.

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

INTELLECTUAL PROPERTY:

TTC entered into a technology license agreement with W.B.G., Inc., a California corporation ("WBG"), on May 7, 2001 (the "License Agreement"). The License Agreement related to patent pending composite reinforced aluminum conductor technologies and gave TTC an exclusive license to the technologies covered by the License Agreement. The License Agreement currently is the basis for our rights to the composite reinforced aluminum conductor technologies. We also intend to file patent applications for several cable designs resulting from our development and testing work. We believe that patents and other proprietary rights are important to our success and our competitive position. Accordingly, we intend to devote substantial resources to the establishment and protection of patents and other proprietary rights. There can be no assurance that the actions taken by us to establish and protect any patents or other proprietary rights will be adequate to prevent imitation of our products by others or to prevent others from prohibiting sales of any products we may develop in violation of the patents and proprietary rights of others. Moreover, no assurance can be given that others will not assert rights in, or ownership of, the patents and other proprietary rights that we may establish or acquire, or that we will be able to successfully resolve such conflicts. SEE "ITEM 3--LEGAL PROCEEDINGS."

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

The following developmental-stage efforts also have potential to compete with CRAC cable:

o Minnesota Mining and Manufacturing Co., also known as 3M, in partnership with Electricite de France, has developed a new lightweight, high performance conductor which is expected to have at least double the ampacity of ACSR; however its price is expected to be seven to eight times higher than ACSR. The cable is not yet available and a preliminary demonstration is expected to be conducted in the third quarter of 2002.
o Korea Electric Power Corporation completed 24 overhead transmission line upgrade projects between 1994 and 1997, where they replaced existing conductors with high-ampacity conductors using existing towers and rights-of-way. They used the "Super Thermal Resistant Aluminum Alloy Conductor with Invar Reinforcement" ("STACIR"), first introduced in 1994. The cable can operate to 210 degrees Celsius with its ampacity approximately doubled. The cost of STACIR is four to seven times higher than ACSR with slightly increased line losses.
o Several companies are in the preliminary stages of developing superconducting technology in the form of liquid nitrogen-cooled superconductor power cables, which are capable of conducting with very low losses. The disadvantage is that the cost of such cables is expected to be up to fifty (50) times the current price of ACSR cable, so that it would only be practical in specific short underground installations in downtown metropolitan areas.

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

RESEARCH AND DEVELOPMENT:

We have not spent significant funds on research and development because development of the CRAC technology has been funded with various state and federal government grants obtained by the licensor of such technology. SEE "--INTELLECTUAL PROPERTY" AND "ITEM 3 - LEGAL PROCEEDINGS." We anticipate the need to spend significant funds to protect the CRAC technology. We intend to seek patents with respect to certain new hardware components, new related structures, and advanced production equipment lines, although we have not filed any patent applications or obtained any patents to date. The costs associated with development work on new equipment lines is expected to be recovered through the purchase of such equipment by our manufacturing partners, joint ventures, or licensees.

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

OUR ACCOUNTANTS HAVE ISSUED A QUALIFIED REPORT WITH RESPECT TO OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Our accountants have issued a report relating to our audited financial statements which contains a qualification with respect to our ability to continue as a going concern because, among other things, we have no viable operations or significant assets. For the fiscal year ended September 30, 2001, we had a comprehensive loss of $493,450, and for the same period, our net cash used in operating activities was $263,345. As of September 30, 2001, our accumulated deficit was $501,672, after taking into account the TTC reorganization.

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

There can be no assurance that any patents related to the technology licensed under the License Agreement will be issued. Additionally, as further explained in Item 3 of this Form 10-KSB, the enforceability of the License Agreement is currently subject to litigation. In the event a court or an arbitration panel determines that the License Agreement is unenforceable, it would have a material adverse effect on us, our businesses and our prospects. "SEE ITEM 3--LEGAL PROCEEDINGS."

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

WE ARE CONTROLLED BY A SMALL NUMBER OF STOCKHOLDERS.

Currently, three stockholders in the aggregate beneficially own approximately 86.7% of the outstanding Common Stock. As a result, these persons will have the ability to control substantially all matters submitted to our stockholders for approval and to control our management and affairs. "SEE ITEM 11--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT."

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

WE WILL EXPERIENCE COMPETITION FROM OTHER COMPANIES IN THE INDUSTRY.

Our competitors include makers of traditional bare overhead wire and other companies with developmental-stage products that have the potential to compete with CRAC cable. Competing manufacturers are seeking to increase the performance of the current electrical power transmission and distribution cables. Such competitors could develop a more efficient product or undertake more aggressive and costly marketing campaigns than us which may adversely affect our marketing strategies which could have a material adverse effect on our business, results of operations or financial condition. In addition, as we introduce new products, we will compete directly with a greater number of companies. There can be no assurance that we can compete successfully against current or future competitors nor can there be any assurance that competitive pressures faced by us will not result in increased marketing costs, loss of market share or otherwise will not materially adversely affect our business, results of operations and financial condition. SEE "ITEM 1--DESCRIPTION OF BUSINESS--COMPETITION."

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

THE APPLICATION OF THE "PENNY STOCK RULES" COULD ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK.

So long as the trading price of Common Stock is below $5.00 per share, trading of Common Stock will be subject to the "penny stock" rules. The "penny stock rules" impose additional sales practice requirements on broker- dealers who sell securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of securities and have received the purchaser's written consent to the transaction before the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the broker-dealer must deliver, before the transaction, a disclosure schedule prescribed by the Securities and Exchange Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. These additional burdens imposed on broker-dealers may restrict the ability of broker-dealers to sell the Common Stock and may affect your ability to resell the Common Stock.

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

ITEM 2 - DESCRIPTION OF PROPERTY

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

ITEM 3 - LEGAL PROCEEDINGS

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

All information herein with respect to the License Agreement is qualified in its entirety by reference to the License Agreement, a copy of which is attached as
Exhibit 10.3 to our Form 8-K filed on January 11, 2002 , and is incorporated herein by reference.

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

The counterclaims raised by WBG and WBG&A included alleged untrue and misleading advertising and unfair competition (against TTC and C. William Arrington, an officer of the Company and TTC) for claiming rights in the technologies and a claim for declaratory relief (against TTC, Mr. Arrington, Mr. Sawyer and Composite Power Corporation, a Nevada corporation ("CPC")). On September 24, 1999, a Nevada state court had issued an injunction against Mr. Arrington, a former officer and director of CPC, in his individual capacity from "contacting, soliciting business from or otherwise doing business with any individuals, entities or financiers connected or related in any way to any of CPC's projects." WBG&A was mentioned as an entity that had a business relationship with CPC but the technologies licensed by the License Agreement are completely unrelated to CPC or any of its projects. Mr. Arrington had signed the License Agreement on behalf of TTC and WBG and WBG&A contended that Mr. Arrington's signature violated the injunction and made the License Agreement void and illegal. WBG and WBG&A also sought a declaratory judgment that Mr. Sawyer is the sole director and stockholder of TTC and that the License Agreement is void and illegal. Management's position is that after the formation of TTC, Mr. Sawyer had no futher involvement with TTC after May 2001 and was certainly not a director, officer, or stockholder at the time of the alleged recission of the license agreement or the acquisition of TTC by the Company. The injunction was dissolved by the Nevada state court on August 31, 2001 and Mr. Arrington was limited only against doing business with anyone involved in specific CPC projects, none of which related to TTC, the Company or the License Agreement. Furthermore, that limitation as well is no longer in effect as the Nevada state court dismissed all claims against Mr. Arrington with prejudice on January 10, 2002. CPC has never initiated any proceedings with the Nevada state court claiming any violation of the injunction and the court has issued no order and has never found that Mr. Arrington was ever not fully in compliance with the injunction.

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

Fiscal Year 2001                                            High          Low
----------------                                            ----          ---

April 20, 2001 through June 30, 2001                        $1.00        $0.13
July 1, 2001 through September 30, 2001                     $1.00        $0.13

Fiscal Year 2002                                            High          Low
----------------                                            ----          ---

October 1, 2001 through December 31, 2001                  $10.75        $0.40
January 1, 2002 through February 8, 2002                    $7.00        $1.30

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

SALES OF UNREGISTERED SECURITIES

On April 12, 2001, TTC issued 950,000 shares of TTC Common Stock to Red Guard Industries, Inc. ("Red Guard") in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act in consideration for marketable and restricted securities in such entities. The initial exchange transaction was valued at approximately $137,750. Pursuant to the Reorganization Agreement, each share of TTC Common Stock was exchanged for 15.88 shares of Common Stock.

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


ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation
-----------------

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

On April 12, 2001, during the initial formation stages of TTC, TTC exchanged 15,086,000 equivalent post- acquisition shares of restricted, unregistered CTC common stock with Red Guard for various marketable and restricted securities in various unrelated entities. The initial exchange transaction was valued using an agreed- upon valuation of approximately $137,750. These shares were initially anticipated to increase the value of TTC as the entity transitioned into a "publicly-owned" phase and to increase shareholder value in future periods. Subsequent to the acquisition of these minor (less than 5%) equity investments in other companies, management conducted periodic evaluations of the carrying value of these investments in accordance with Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of". As a result of these evaluations, based upon the best information available to management, a cumulative impairment of the carrying value of these investments of approximately $137,230 was recognized against these equity holdings.

One of the investments, in AMJ Logistics, Inc. (AMJ), a privately-owned software company based in Tucson, Arizona, involved additional transactions. AMJ's primary product is an open-architecture, event-driven, object- oriented integrated Electronic Data Interchange (EDI) system providing transaction accountability for a complete audit trail for history and accurate tracing of costs.

On August 11, 2001, management, upon evaluation of the development process and market acceptance of AMJ's product line and potential future appreciation of the AMJ investment, executed a 30-day purchase option to acquire up to an additional 110,000 unregistered, restricted shares of AMJ at prices ranging between $12.40 and $16.00 per share. During August 2001, the Company paid $10,000 in cash and issued 158,800 equivalent post- acquisition shares of restricted, unregistered CTC common stock, valued at $4,500.00, to acquire approximately 72,665 shares of AMJ common stock under this option.

On September 29, 2001, the Company made an advance of $30,000 cash to AMJ. On October 13, 2001, AMJ and the Company agreed to convert this $30,000 advance and an additional advance of $20,000, made on October 3, 2001, into 3,125 shares of AMJ restricted, unregistered common stock.

In December 2001, CTC and AMJ settled the outstanding balances on the purchase option agreement with the issuance of 42,500 shares of CTC restricted, unregistered common stock to AMJ in exchange for 37,335 shares of restricted, unregistered AMJ common stock.

As a result of all AMJ transactions, through December 31, 2001, the Company owns an aggregate 114,125 shares of AMJ (approximately 7.0%), including the initial 1,000 shares acquired in the April 12, 2001 transaction. Management continually evaluates the carrying value of all of the equity investments in other companies, including the AMJ common stock investment, in accordance with Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" and is of the opinion that no further impairment exists at either the date of the initial incremental investment or at the end of any respective quarter.

Liquidity and Capital Resources
-------------------------------

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

ITEM 7 - FINANCIAL STATEMENTS

Our financial statements appear at the end of this report beginning with the Index to Financial Statements on page F-1 of this report.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.


                                    PART III

OFFICERS AND DIRECTORS

The following table sets forth the names, ages, and positions of our directors and officers.

       Name             Age      Position Held        Officer/Director since (1)
       ----             ---      -------------        --------------------------

Benton H Wilcoxon       52       Chief Executive Officer,            2001
                                  Director, and Secretary

C. William Arrington    60       President and Director              2001

Robert Nikoley          62       Chief Financial Officer             2001

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

The directors named above will serve until the next annual meeting of our stockholders or until their successors are duly elected and have qualified. Directors will be elected for one-year terms at the annual stockholders meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists. Other than as set forth in the Reorganization Agreement, there is no arrangement or understanding between any of our directors or officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management stockholders will exercise their voting rights to continue to elect the current board of directors. There are also no arrangements, agreements or understandings between non- management stockholders that may directly or indirectly participate in or influence the management of our affairs.

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

ITEM 10 - EXECUTIVE COMPENSATION

None of our executive officers received compensation in excess of $100,000 for the fiscal years ended December 31, 1999, December 31, 2000, or September 30, 2001. The following table summarizes all compensation received by our Chief Executive Officer in fiscal years 1999, 2000, and 2001.

                                                                               Long-Term Compensation
                                                                       ---------------------------------------
                                       Annual Compensation                        Awards              Payouts
                             ----------------------------------------  ----------------------------  ---------
                                                       Other           Restricted   Securities
                                                       Annual          Stock        Underlying       LTIP       All Other
Name and             Fiscal  Salary     Bonus          Compensation     Award(s)    Options/SARs     Payouts    Compensation
Principal Position    Year   ($)        ($)            ($)             ($)          (#)              ($)        ($)
------------------

                     ------- ---------  -------------  --------------  -----------  ---------------  ---------  ----------------

Benton H Wilcoxon     2001     0(1)           -              -               -         40,000(2)         -             -
Chief Executive
  Officer


Glenn A. Little (3)   2001     0              -              -               -            -              -             -
President             2000     0              -              -               -            -              -             -
                      1999     0              -              -               -            -              -             -


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

              OPTIONS/SAR GRANTS IN FISCAL YEAR ENDED SEPTEMBER 30, 2001
                                 (Individual Grants)
-------------------------------------------------------------------------------------

                       Number of         Percent of       Exercise or     Expiration
                       Securities      Total Options      Base Price         Date
                       Underlying        Granted to         ($/Sh)
                         Option          Employees
                      Granted (#)      during Fiscal
        Name                             Year (%)
------------------- ---------------- ------------------ --------------- -------------
Benton H Wilcoxon      40,000(1)           46.8%             5.50           6/7/11

------------------- ---------------- ------------------ --------------- -------------

(1) Represents options to purchase 40,000 shares of TTC Common Stock.


The following table provides information as to the number and value of unexercised options to purchase TTC Common Stock held by the named executive officers at September 30, 2001. None of the named executive officers exercised any options during the fiscal year ended September 30, 2001.

                                   Number of Securities Underlying        Value of Unexercised In-the-Money
                                   Unexercised Options at Fiscal Year-    Options at Fiscal Year-End ($)
              Name                 End (#) Exercisable/Unexercisable      Exercisable/Unexercisable
---------------------------------  -------------------------------------- ----------------------------------------
Benton H Wilcoxon                  40,000 /0 (1)                           (2)


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

                                                            Percent of Class
Name and Address                  Number of Shares 1      Beneficially Owned 2
----------------                  ------------------      --------------------

Benton H Wilcoxon 3,4                 20,250,514                  30.5%
C. William Arrington 3                20,250,514                  30.5%
Robert Nikoley 3                           0                       0%
Red Guard Industries, Inc. 5,6        14,932,699                  22.5%
G. William Harrison 5,6               17,101,748                  25.7%
All Directors and Executive
   Officers as a Group
   (3 persons)                        40,501,028                  61.0%


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

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

Between January 3, 2002 and January 28, 2002, Red Guard made four short-term working capital loans to the Company aggregating$57,000. Each respective loan is for six months (maturing from July 3, 2002 to July 28, 2002) and bears interest at 10 1/2% per annum.

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

We have made interest-free advances in the amounts of approximately $13,628 and $55,114 to Mr. Wilcoxon and Mr. Arrington, respectively, which are offset against accrued, but unpaid, salaries.

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following exhibits are filed herewith:

Exhibit
Number                                          Description
------                                          -----------

2.1*** Articles of Merger of ElDorado Financial Group, Inc., a Florida corporation, into ElDorado Financial Group, Inc., a Nevada corporation
2.2* Agreement and Plan of Reorganization By and Among Transmission Technology Corporation, Certain of its Stockholders, and ElDorado Financial Group, Inc. dated November 3, 2001
3.1***   Articles of Incorporation of the Company
3.2***   By-Laws of the Company
4.1*** See Exhibits 3.1 and 3.2 for provisions of the Articles of Incorporation and By-laws of the Company defining the rights of holders of Common Stock of the Company
4.2 Warrant to Purchase 120,000 Shares of Common Stock of Transmission Technology Corporation dated July 12, 2001
10.1***  2001 TTC Incentive Compensation Stock Option Plan
10.2** Technology License Agreement by and between W.B.G., Inc. and Transmission Technology Corporation dated May 7, 2001.
21***    Subsidiaries of the Registrant

* Incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on November 20, 2001.

** Incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on January 11, 2002.

*** Incorporated herein by reference to Form 10-KSB filed with the U. S. Securities and Exchange Commission on February 14, 2002.

(b) Reports on Form 8-K filed during the quarter ended September 30, 2001: None

--------------------------------------------------------------------------------

                                   SIGNATURES

In accord with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                COMPOSITE TECHNOLOGY CORPORATION




Dated: June 12, 2002        By:                            /S/ BENTON H WILCOXON
                                ------------------------------------------------
                                                               Benton H Wilcoxon
                                Chief Executive Officer, Director, and Secretary


In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: June 12, 2002        By:                            /S/ BENTON H WILCOXON
                                ------------------------------------------------
                                                               Benton H Wilcoxon
                                Chief Executive Officer, Director, and Secretary



Dated: June 12, 2002        By:                         /S/ C. WILLIAM ARRINGTON
                                ------------------------------------------------
                                                            C. William Arrington
                                                          President and Director


Dated: June 12, 2002        By:                               /S/ ROBERT NIKOLEY
                                ------------------------------------------------
                                                                  Robert Nikoley
                                                         Chief Financial Officer

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

   Notes to Consolidated Financial Statements                                        F-8

S. W. HATFIELD, CPA
certified public accountants

Member:    Texas Society of Certified Public Accountants
           Press Club of Dallas


                   REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                   --------------------------------------------------


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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Composite Technology Corporation (formerly Eldorado Financial Group, Inc.) as of September 30, 2001 (post-acquisition), September 30, 2001 (pre-acquisition) and December 31, 2000 (pre- acquisition) and the results of its operations and its cash flows for the nine months ended September 30, 2001 (post- acquisition), nine months ended September 30, 2001 (pre-acquisition) and the year ended December 31, 2000 (pre- acquisition), respectively, in conformity with generally accepted accounting principles generally accepted in the United States of America.

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
214-342-9635 (voice)                                         (fax) 214-342-9601
800-244-0639                                                     SWHCPA@aol.com

                                    COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY
                                       (formerly Eldorado Financial Group, Inc.)
                                              CONSOLIDATED BALANCE SHEETS
                                       September 30, 2001 and December 31, 2000

                                                            (post-acquisition)   (pre-acquisition)   (pre-acquisition)
                                                               September 30,       September 30,        December 31,
                                                                   2001                2001                 2000
                                                               ------------        ------------         ------------
                                                        ASSETS
                                                        ------
CURRENT ASSETS
   Cash on hand and in bank                                    $    33,013         $        --          $        --
   Advances to officers                                              8,742                  --                   --
   Prepaid expenses                                                 33,359                  --                   --
                                                               ------------        ------------         ------------
     TOTAL CURRENT ASSETS                                           75,114                  --                   --
                                                               ------------        ------------         ------------

PROPERTY AND EQUIPMENT - AT COST
   Office furniture and equipment                                    7,400                  --                   --
   Accumulated depreciation                                         (1,234)                 --                   --
                                                               ------------        ------------         ------------
     NET PROPERTY AND EQUIPMENT                                      6,166                  --                   --
                                                               ------------        ------------         ------------

OTHER ASSETS
   Pre-acquisition, unconsolidated effect
     of common stock issued to acquire
     Transmission Technology Corporation                                --              60,000                   --
   Contract rights                                                 165,000                  --                   --
   Investments in other companies                                   45,020                  --                   --
                                                               ------------        ------------         ------------
     TOTAL OTHER ASSETS                                            210,020              60,000                   --
                                                               ------------        ------------         ------------

   TOTAL ASSETS                                                $   291,300         $    60,000          $        --
                                                               ============        ============         ============

                                         LIABILITIES AND SHAREHOLDERS' EQUITY
                                         ------------------------------------
CURRENT LIABILITIES
   Accounts payable - trade                                    $     9,625         $        --          $        --
   Accrued dividends payable                                         8,222                  --                   --
                                                               ------------        ------------         ------------
     TOTAL CURRENT LIABILITIES                                      17,847                  --                   --
                                                               ------------        ------------         ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)
   Preferred stock - $0.001 par value
     5,000,000 shares authorized
     1,165, -0- and -0- issued and outstanding, respectively             1                  --                   --
   Common stock - $0.001 par value
     200,000,000 shares authorized
     66,500,000, 66,500,000 and 9,166,515
     shares issued and outstanding,  respectively                   66,500              66,500                9,167
   Additional paid-in capital                                      708,624           2,094,714            2,001,570
   Accumulated deficit                                            (501,672)         (2,101,214)          (2,010,737)
                                                               ------------        ------------         ------------

   TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                            273,453              60,000                   --
                                                               ------------        ------------         ------------

   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $   291,300         $    60,000          $        --
                                                               ============        ============         ============

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

                                                  (post-acquisition)   (pre-acquisition)   (pre-acquisition)
                                                      Nine months         Nine months           Year
                                                         ended               ended              ended
                                                     September 30,       September 30,       December 31,
                                                          2001               2001                2000
                                                     -------------       -------------       -------------
REVENUES                                             $         --        $         --        $         --
                                                     -------------       -------------       -------------

EXPENSES
   General and administrative expenses                    131,136                 477                 636
   Legal, professional and consulting fees                117,700                  --                  --
   Reorganization expenses                                 30,000              90,000                  --
   Interest expense                                           150                  --                  --
   Depreciation                                             1,234                  --                  --
   Compensation expense related to common
     stock issuances at less than "fair value"             76,000                  --                  --
                                                     -------------       -------------       -------------
     Total operating expenses                             356,220              90,477                 636
                                                     -------------       -------------       -------------

LOSS FROM OPERATIONS                                     (356,220)            (90,477)               (636)

OTHER INCOME (EXPENSE)
   Carrying value impairment adjustment
     on investments in other companies                   (137,230)                 --                  --
                                                     -------------       -------------       -------------

LOSS BEFORE PROVISION FOR INCOME TAXES                   (493,450)            (90,477)               (636)

PROVISION FOR INCOME TAXES                                     --                  --                  --
                                                     -------------       -------------       -------------

NET LOSS                                                 (493,450)            (90,477)               (636)

OTHER COMPREHENSIVE INCOME                                     --                  --                  --
                                                     -------------       -------------       -------------

COMPREHENSIVE LOSS                                   $   (493,450)       $    (90,477)       $       (636)
                                                     =============       =============       =============


Earnings per share of common stock
   outstanding computed on net income
   - basic and fully diluted                         $      (0.01)       $      (0.01)                nil
                                                     =============       =============       =============

Weighted-average number of shares
   outstanding - basic and fully diluted               69,156,748          69,156,748           9,986,336
                                                     =============       =============       =============

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

                                             Convertible                                    Additional
                                           Preferred Stock           Common Stock             paid-in     Accumulated
                                          Shares    Amount       Shares         Amount        capital       deficit        Total
                                          -------  ---------  ------------   ------------   ------------  ------------  ------------
BALANCES AT JANUARY 1, 2000,
   PRE-ACQUISITION                             -   $     --    10,000,000    $    10,000    $ 2,000,101   $(2,010,101)  $        --

Stock cancelled on December 26, 2000           -         --      (833,485)          (833)           833            --            --
Capital contributed to support operations      -         --            --             --            636            --           636
Net loss for the year (pre-acquisition)        -         --            --             --             --          (636)         (636)
                                          -------  ---------  ------------   ------------   ------------  ------------  ------------

BALANCES AT DECEMBER 31, 2000,
   PRE-ACQUISITION                             -         --     9,166,515          9,167      2,001,570    (2,010,737)           --

Cancellation of stock by controlling
   shareholder for no compensation             -         --    (3,116,515)        (3,117)         3,117            --            --
Issuance of common stock in November
   2001, concurrent with a change in control
   transaction for reorganization and
   consulting expenses                         -         --       450,000            450         89,550            --        90,000
Capital contributed to support operations      -         --            --             --            477            --           477
Stock issued in November 2001 to effect
   a change in control and acquire
   Transmission Technology Corporation         -         --    60,000,000         60,000             --            --        60,000
Net loss for the period (pre-acquisition)      -         --            --             --             --       (90,477)      (90,477)
                                          -------  ---------  ------------   ------------   ------------  ------------  ------------

BALANCES AT SEPTEMBER 30, 2001,
   PRE-ACQUISITION                             -         --    66,500,000    $    66,500    $ 2,094,714   $(2,101,214)  $    60,000
                                          =======  =========  ============   ============   ============  ============  ============

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

                                                  Convertible                               Additional
                                                Preferred Stock        Common Stock           paid-in     Accumulated
                                               Shares    Amount     Shares       Amount       capital       deficit         Total
                                              -------- ---------  -----------  -----------  ------------  ------------  ------------
BALANCES AT SEPTEMBER 30, 2001,
   PRE-ACQUISITION                                 --  $     --   66,500,000   $   66,500   $ 2,094,714   $(2,101,214)  $    60,000

Initial capitalization of
   Transmission Technology Corporation             --        --    2,500,000        2,500            --            --         2,500
Recapitalization due to reverse acquisition
   transaction with Transmission Technology
   Corporation                                  1,165         1   (2,500,000)      (2,500)   (1,386,090)    2,101,214       712,625
Dividends on preferred stock                       --        --           --           --            --        (8,222)       (8,222)
Net loss for the period (post-acquisition)         --        --           --           --            --      (493,450)     (493,450)
                                              -------- ---------  -----------  -----------  ------------  ------------  ------------

BALANCES AT SEPTEMBER 30, 2001,
   POST-ACQUISITION                             1,165  $      1   66,500,000   $   66,500   $   708,624   $  (501,672)  $   273,453
                                              ======== =========  ===========  ===========  ============  ============  ============

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

                                                           (post-acquisition) (pre-acquisition) (pre-acquisition)
                                                               Nine months      Nine months          Year
                                                                  ended            ended             ended
                                                               September 30,    September 30,      December 31,
                                                                   2001             200               2000
                                                                ----------       ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss for the period                                      $(493,450)       $ (90,477)       $    (636)
   Adjustments to reconcile net loss
     to net cash provided by operating activities
       Depreciation                                                 1,234               --               --
       Amortization of prepaid expenses paid
         with common stock                                          6,016               --               --
       Compensation expense related to common
         stock issuances at less than "fair value"                 76,000               --               --
       Carrying value impairment adjustment
         on investments in other companies                        137,230               --               --
       Consulting and reorganization expenses
         paid with common stock                                                     90,000               --
       Increase (Decrease) in
         Accounts payable - trade                                   9,625               --               --
                                                                ----------       ----------       ----------
NET CASH USED IN OPERATING ACTIVITIES                            (263,345)            (477)            (636)
                                                                ----------       ----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Cash advanced to officers                                       (8,742)              --               --
   Purchase of property and equipment                              (7,400)              --               --
   Cash paid for investments in other companies                   (40,000)              --               --
                                                                ----------       ----------       ----------
NET CASH USED IN INVESTING ACTIVITIES                             (56,142)              --               --
                                                                ----------       ----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Cash contributed to support operations                              --              477              636
   Proceeds from sale of preferred stock                          100,000               --               --
   Proceeds from sale of common stock                             252,500               --               --
                                                                ----------       ----------       ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                         352,500              477              636
                                                                ----------       ----------       ----------

INCREASE (DECREASE) IN CASH                                        33,013               --               --

Cash at beginning of period                                            --               --               --
                                                                ----------       ----------       ----------

CASH AT END OF PERIOD                                           $  33,013        $      --        $      --
                                                                ==========       ==========       ==========

SUPPLEMENTAL DISCLOSURE OF INTEREST AND INCOME TAXES PAID
     Interest paid for the period                               $     150        $      --        $      --
                                                                ==========       ==========       ==========
     Income taxes paid for the period                           $      --        $      --        $      --
                                                                ==========       ==========       ==========

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


NOTE B - RELATED PARTY TRANSACTIONS

Prior to the November 3, 2001 acquisition of Transmission Technology Corporation
(TTC) by the Company, TTC engaged in significant transactions involving both Preferred Stock and Common Stock of TTC with Red Guard Industries, Inc. (Red Guard), an entity in which a shareholder, officer, and director of TTC, and subsequently, the Company, is also a shareholder and officer. Key transactions involving this relationship include the issuance of the Series A and Series B Preferred Stock, the issuance of Common Stock to acquire various marketable and restricted securities in various unrelated entities and to acquire the rights to negotiate to acquire the license to manufacture, develop and sell certain patent-pending Composite Reinforced Aluminum Conductor technology.


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

(2)  Property and Equipment
     ----------------------

     Property and equipment are recorded at historical cost. These costs are depreciated over the estimated useful lives of the individual assets, generally 4 to 10 years, using the straight-line method.

     Gains and losses from disposition of property and equipment are recognized as incurred and are included in operations.

(3)  Marketable Securities
     ---------------------

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

o    Marketable Securities - continued
     ---------------------

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

o    Research and development expenses
     ---------------------------------

     Research and development expenses are charged to operations as incurred.

o    Advertising expenses
     --------------------

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

TTC entered into a technology license agreement with W.B.G., Inc., an unrelated California corporation ("WBG"), on May 7, 2001 (the "License Agreement"). The License Agreement related to patent pending composite reinforced aluminum conductor technologies and gave TTC an exclusive license to the technologies covered by the License Agreement. The License Agreement currently is the basis for our rights to the composite reinforced aluminum conductor technologies. WBG and Red Guard were and are unrelated entities.

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

As of September 30, 2001 and subsequent thereto, the Company, TTC and WBG are involved in litigation questioning the validity of the original license agreement (See Note M - Contingencies). Management is of the opinion that the license agreement will be upheld and no valuation impairment of the original agreed-upon acquisition cost has been provided in the accompanying financial statements.


NOTE G - INVESTMENTS IN OTHER COMPANIES

Investments in other companies consists of the following at September 30, 2001:

                                                  Initial    Carrying value at
       Investee company                          Valuation   September 30, 2001
       ----------------                          ---------   ------------------
Held-to-Maturity
----------------
         Integrated Performance Systems, Inc.    $ 10,500       $  1,000
         STL Group, Inc.                           73,200          1,000
         TMA Ventures, LLC/ MEMX, Inc.             44,050          1,000
         AMJ Logistics, Inc.
           Equity investment                       24,500         12,020
           Convertible advances                    30,000         30,000
                                                 ---------      ---------

             Totals                              $182,250       $ 45,020
                                                 =========      =========

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


NOTE H - PREFERRED STOCK TRANSACTIONS

Preferred stock consists of the following as of September 30, 2001 and December 31, 2000:

                                             September 30, 2001     December 31, 2000
                                             ------------------     -----------------
                                           # shares    par value  # shares   par value
                                            ------      ------     ------     -------
Series A Cumulative Convertible Stock         165       $  --          -      $   --
Series B Cumulative Convertible Stock       1,000           1          -          --
                                            ------      ------     ------     -------
     Totals                                 1,165       $   1          -          --
                                            ======      ======     ======     =======

                 COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY
                    (formerly Eldorado Financial Group, Inc.)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE H - PREFERRED STOCK TRANSACTIONS - CONTINUED

On April 12, 2001, the Company authorized and allocated 165 shares of Series A 10.0% Cumulative Convertible Preferred Stock. The Series A Preferred Stock (Series A Stock) was issued at $1,000.00 per share. The Series A Shares shall be entitled to receive cumulative cash dividends at a rate of 10.0% per annum of the issue price ($1,000.00 per share) from the date of issuance of the shares until such shares are converted into common stock or redeemed by the Company. The dividends shall be payable quarterly on the last day of March, June, September and December in each year, commencing on September 30, 2001. The Series A Shares are convertible into common stock at an negotiated conversion rate of $0.47 per effective post-acquisition share at the election of the holder beginning 90 days after the date of issuance. The Series A Shares are callable at any time by the Company at a price of 102.0% of issue value upon a 10-day advance written notice. These shares were issued on April 12, 2001 to Red Guard, acquire the rights to negotiate to acquire the license to manufacture, develop and sell certain patent-pending Composite Reinforced Aluminum Conductor technology. This transaction was valued at an agreed-upon amount of approximately $165,000.

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


NOTE J - STOCK OPTIONS

On July 12, 2001, TTC granted to Red Guard an option to purchase up to $500,000 of 10% Series B Cumulative Convertible Preferred Stock of TTC (the "TTC Series B Preferred") at $100 per share (the "Red Guard Option") and a warrant to purchase up to 120,000 shares of TTC Common Stock at $20.00 per share (the "Red Guard Warrant") in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act. The Red Guard Option and Warrant was granted to Red Guard as an inducement to modify the conversion price of the TTC Series A Preferred from an initial conversion price of $0.20 per share, as adjusted for TTC stock splits prior to the November 3, 2001 reverse acquisition transaction with CTC, to $0.47 per share after accounting for the effects of the CTC reverse acquisition transaction. The Red Guard Option was exercisable at any time and expired on January 12, 2002.

                 COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY
                    (formerly Eldorado Financial Group, Inc.)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE J - STOCK OPTIONS - CONTINUED

On August 28, 2001, Red Guard exercised a portion of the Series B option and purchased an aggregate $100,000 of Series B Preferred from the Company. The following table summarizes all common stock options granted from the grant date through September 30, 2001.

                     Options        Options         Options          Options      Exercise price
                     granted       exercised       terminated      outstanding      per share
                     -------       ---------       ----------      -----------      ---------
     Series B
        Preferred    $500,000       $100,000       $        -        $400,000        $100.00
                     ---------      ---------      -----------       ---------

     Totals          $500,000       $100,000       $        -        $400,000
                     =========      =========      ===========       =========

On October 11, 2001, Red Guard exercised an additional $32,000 of the Series B option.

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

There were no exercise of any options during the periods ended September 30, 2001 and December 31, 2000, respectively. The following table summarizes all common stock options granted from the Plan's inception through September 30, 2001.

                     Options        Options         Options          Options      Exercise price
                     granted       exercised       terminated      outstanding      per share
                     -------       ---------       ----------      -----------      ---------
     2001 options    1,357,740           -                -         1,357,740     $0.31 - $0.35
                     ----------     -------          -------        ----------

     Totals          1,357,740           -                -         1,357,740
                     ==========     =======          =======        ==========

                 COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY
                    (formerly Eldorado Financial Group, Inc.)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE J - STOCK OPTIONS - CONTINUED

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

                                           Warrants           Warrants
                                          originally       outstanding at
                                           issued         September 30, 2001   Exercise price
                                           ------         ------------------   --------------
Series A Preferred Stock Warrants         1,905,600            1,905,600      $1.26 per share
                                          ----------           ----------

Totals at September 30, 2001              1,905,600            1,905,600
                                          ==========           ==========


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


NOTE M - CONTINGENCIES - CONTINUED

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