Form 10QSB
period 2002-06-30
COMPOSITE TECHNOLOGY CORP
filed 2002-08-20
CIK 317477

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

--------------------------------------------------------------------------------


(Mark one)
   X     Quarterly Report Under Section 13 or 15(d) of The Securities
-------  Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

         Transition Report Under Section 13 or 15(d) of The Securities Exchange -------- Act of 1934

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

State the number of shares outstanding of each of the issuer's classes of common
equity as of the latest practicable date:    July 31, 2002: 71,994,931
                                             -------------------------

Transitional Small Business Disclosure Format (check one):  YES     NO  X
                                                                ---    ---

                        COMPOSITE TECHNOLOGY CORPORATION

                 Form 10-QSB for the Quarter ended June 30, 2002

                                Table of Contents


                                                                           Page
                                                                           ----
PART I - FINANCIAL INFORMATION

  Item 1   Financial Statements                                              3

  Item 2   Management's Discussion and Analysis
           of Financial Condition and Plan of Operation                     21


PART II - OTHER INFORMATION

  Item 1   Legal Proceedings                                                24

  Item 2   Changes in Securities                                            24

  Item 3   Defaults Upon Senior Securities                                  25

  Item 4   Submission of Matters to a Vote of Security Holders              25

  Item 5   Other Information                                                25

  Item 6   Exhibits and Reports on Form 8-K                                 26


SIGNATURES                                                                  26

ITEM 1 - PART 1 - FINANCIAL STATEMENTS
--------------------------------------

                      COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY
                         (formerly Eldorado Financial Group, Inc.)
                                CONSOLIDATED BALANCE SHEETS
                                  June 30, 2002 and 2001

                                        (UNAUDITED)
                                                             June 30,        June 30,
                                                               2002           2001
                                                           ------------   --------------
                                     ASSETS
                                     ------
CURRENT ASSETS
   Cash on hand and in bank                                $     9,043    $          --
   Prepaid expenses and other                                  188,515               --
                                                           ------------   --------------
      TOTAL CURRENT ASSETS                                     197,558               --
                                                           ------------   --------------

PROPERTY AND EQUIPMENT - AT COST
   Office furniture and equipment                                8,684               --
   Manufacturing equipment                                       9,523               --
                                                           ------------   --------------
                                                                18,207               --
   Accumulated depreciation                                     (3,423)              --
                                                           ------------   --------------
      NET PROPERTY AND EQUIPMENT                                14,784               --
                                                           ------------   --------------

OTHER ASSETS
   Contract rights                                             165,000               --
   Investments in other companies                              236,470               --
                                                           ------------   --------------
      TOTAL OTHER ASSETS                                       401,470               --
                                                           ------------   --------------

   TOTAL ASSETS                                            $   613,812    $          --
                                                           ============   ==============


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
CURRENT LIABILITIES
   Notes payable to shareholders                           $   138,000    $          --
   Accounts payable - trade                                    642,614               --
   Accrued officers compensation                               177,002               --
   Accrued interest payable                                      3,578               --
   Accrued dividends payable                                    31,096               --
                                                           ------------   --------------
      TOTAL CURRENT LIABILITIES                                992,290               --
                                                           ------------   --------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
   Preferred stock - $0.001 par value
      5,000,000 shares authorized
      1,485 and -0- issued and outstanding, respectively             1               --
   Common stock - $0.001 par value
      200,000,000 shares authorized
      69,382,966 and 66,500,000 shares
         issued and outstanding, respectively                   69,383               --
   Additional paid-in capital                                2,778,291               --
   Accumulated deficit                                      (3,226,153)              --
                                                           ------------   --------------
   TOTAL SHAREHOLDERS' EQUITY                                 (378,478)              --
                                                           ------------   --------------

   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $   613,812    $          --
                                                           ============   ==============

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes are an integral part of these financial statements.

                                            3

                           COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY
                              (formerly Eldorado Financial Group, Inc.)
                    CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                            Nine and Three months ended June 30, 2002 and
              Period from March 28, 2001 (date of inception) through June 30, 2001 and
                                  Three months ended June 30, 2001

                                             (UNAUDITED)

                                       Nine months    Period from     Three months     Three months
                                          ended      March 28, 2001      ended           ended
                                         June 30,        through        June 30,        June 30,
                                          2002        June 30, 2001       2002            2001
                                      -------------   -------------   -------------   -------------

REVENUES                              $         --    $         --    $         --    $         --
                                      -------------   -------------   -------------   -------------

EXPENSES
   General and
     administrative expenses               432,943          30,110         157,726          30,110
   Legal, professional
     and consulting fees                 1,795,397           2,734         321,327           2,734
   Interest expense                          3,578             150           2,278             150
   Depreciation                              2,189             617             827             617
   Compensation expense related to
     common stock issuances at less
     than "fair value"                     467,500          76,000         467,500          76,000
                                      -------------   -------------   -------------   -------------
     Total operating expenses            2,701,607         109,611         949,658         109,611
                                      -------------   -------------   -------------   -------------

LOSS FROM OPERATIONS                    (2,701,607)       (109,911)       (949,658)       (109,611)

OTHER INCOME (EXPENSE)
   Carrying value impairment
     adjustment on investments
     in other companies                         --        (132,730)             --        (132,730)
                                      -------------   -------------   -------------   -------------

LOSS BEFORE
   PROVISION FOR INCOME TAXES           (2,701,607)       (242,341)       (949,658)       (242,341)

PROVISION FOR INCOME TAXES                      --              --              --              --
                                      -------------   -------------   -------------   -------------

NET LOSS                                (2,701,607)       (242,341)       (949,658)       (242,341)

OTHER COMPREHENSIVE INCOME                      --              --              --              --
                                      -------------   -------------   -------------   -------------

COMPREHENSIVE LOSS                    $ (2,701,607)   $   (242,341)   $   (949,658)   $   (242,341)
                                      =============   =============   =============   =============

Earnings per share of common
   stock outstanding computed
   on net loss - basic and fully
   diluted                            $      (0.04)            nil    $      (0.01)            nil
                                      =============   =============   =============   =============

Weighted-average number of
   shares outstanding - basic
   and fully diluted                    67,321,108      66,650,000      68,742,109      66,500,000
                                      =============   =============   =============   =============

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes are an integral part of these financial statements.

                                                 4

                           COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY
                              (formerly Eldorado Financial Group, Inc.)
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 Nine months ended June 30, 2002 and
                       Period from March 28, 2001 (date of inception) through
                                            June 30, 2001

                                             (UNAUDITED)

                                                                         Nine months    Period from
                                                                            ended      March 28, 2001
                                                                           June 30,       through
                                                                             2002      June 30, 2001
                                                                         ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss for the period                                               $(2,701,607)   $  (242,341)
   Adjustments to reconcile net loss
     to net cash provided by operating activities
       Depreciation                                                            2,189            617
       Amortization of prepaid expenses paid with common stock                92,344          2,734
       Consulting fees paid with issuance of common stock                    808,090
       Compensation expense related to common stock
         issuances at less than "fair value"                                 467,500         76,000
       Carrying value impairment adjustment
         on investments in other companies                                        --        132,730
       Increase (Decrease) in
         Accounts payable - trade                                            632,989             --
         Accrued officer compensation                                        185,744         30,000
         Accrued interest payable                                              3,578             --
                                                                         ------------   ------------
NET CASH USED IN OPERATING ACTIVITIES                                       (509,173)          (260)
                                                                         ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Cash advanced to officers                                                      --        (27,300)
   Cash advanced on deposit for technology rights                                 --       (100,000)
   Purchase of property and equipment                                        (10,807)        (7,400)
                                                                         ------------   ------------
NET CASH USED IN INVESTING ACTIVITIES                                        (10,807)      (134,700)
                                                                         ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from notes payable to a shareholder                              138,000             --
   Proceeds from sale of preferred stock                                      32,000             --
   Proceeds from sale of common stock                                        326,010        222,500
                                                                         ------------   ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                    496,010        222,500
                                                                         ------------   ------------

INCREASE (DECREASE) IN CASH                                                  (23,970)        87,540
Cash at beginning of period                                                   33,013             --
                                                                         ------------   ------------

CASH AT END OF PERIOD                                                    $     9,043    $    87,540
                                                                         ============   ============

SUPPLEMENTAL DISCLOSURE OF INTEREST AND INCOME TAXES PAID
     Interest paid for the period                                        $        --    $        --
                                                                         ============   ============
     Income taxes paid for the period                                    $        --    $        --
                                                                         ============   ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
     Common stock exchanged for
       Investment in Other Companies                                     $   191,250    $        --
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

                 COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY
                    (formerly Eldorado Financial Group, Inc.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NOTE B - PREPARATION OF FINANCIAL STATEMENTS

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-KSB for the year ended September 30, 2001. The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

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


NOTE C - RELATED PARTY TRANSACTIONS

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


NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

       Trading Securities - Equity securities that are bought and held principally for the purpose of selling them in the near term are reported at fair value. Unrealized gains and losses are included in earnings.

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


NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

7.   Income taxes
     ------------

     The Company utilizes the asset and liability method of accounting for income taxes. At June 30, 2002 and 2001, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material, consist of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily allowance for doubtful accounts and accumulated depreciation.

     As of June 30, 2002 and 2001, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

8.   Income (Loss) per share
     -----------------------

     Basic earnings (loss) per share is computed by dividing the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of June 30, 2002 and 2001, the Company's outstanding stock options are considered anti-dilutive due to the Company's net operating loss position.

                 COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY
                    (formerly Eldorado Financial Group, Inc.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NOTE E - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.


NOTE F - YEAR-END CHANGE AND COMPARABILITY (UNAUDITED)

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

                                             (pre-acquisition) (pre-acquisition)
                                              October 1, 2000   October 1, 1999
                                                  through           through
                                               September 30,     September 30,
                                                   2001              2000
                                              ---------------   ----------------

         Revenues                             $           --    $            --
         Gross profit                                     --                 --
         Income taxes                                     --                 --
         Loss from continuing operations             (90,636)            (1,620)
         Earnings per share                              nil                nil
         Proforma weighted-average number
           of shares issued and outstanding       66,500,000         66,500,000


NOTE G - CONTRACT RIGHTS

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


NOTE G - CONTRACT RIGHTS - CONTINUED

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

As of June 30, 2002 and subsequent thereto, the Company, TTC and WBG are involved in litigation questioning the validity of the original license agreement (See Note M - Contingencies). Management is of the opinion that the license agreement will be upheld and no valuation impairment of the original agreed-upon acquisition cost has been provided in the accompanying financial statements.


NOTE H - INVESTMENTS IN OTHER COMPANIES

Investments in other companies consists of the following at June 30, 2002 and 2001:

                                                         Carrying      Carrying
                                                         value at      value at
                                                         June 30,      June 30,
     Investee company                                      2002          2001
     ----------------                                    ---------     ---------
Held-to-Maturity
----------------
   Integrated Performance Systems, Inc.                  $  1,000      $  1,000
   STL Group, Inc.                                          1,000         1,000
   TMA Ventures, LLC/ MEMX, Inc.                            1,000         1,000
   AMJ Logistics, Inc.
     Equity investment, including
       conversion of cash advances                        233,470         2,020
                                                         ---------     ---------

       Totals                                            $236,470      $  5,020
                                                         =========     =========

                 COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY
                    (formerly Eldorado Financial Group, Inc.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NOTE H - INVESTMENTS IN OTHER COMPANIES - CONTINUED

On April 12, 2001, the Company exchanged 15,086,000 equivalent post-acquisition shares of restricted, unregistered common stock with Red Guard for various marketable and restricted securities in various unrelated entities. The initial exchange transaction was valued using an agreed-upon valuation of approximately $137,750.

Through September 30, 2001, upon evaluations in accordance with Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of", management has recognized an aggregate permanent valuation impairment of approximately $137,230 against these holdings.

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

                 COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY
                    (formerly Eldorado Financial Group, Inc.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NOTE I - PREFERRED STOCK TRANSACTIONS

Preferred stock consists of the following as of June 30, 2002 and 2001, respectively:

                                              June 30, 2002            June 30, 2001
                                        ------------------------  -----------------------
                                         # shares     par value    # shares     par value
                                        -----------  -----------  -----------  ----------
Series A Cumulative Convertible Stock          165   $       --          165   $      --
Series B Cumulative Convertible Stock        1,000            1           --          --
                                        -----------  -----------  -----------  ----------
     Totals                                  1,165   $        1          165          --
                                        ===========  ===========  ===========  ==========

On April 12, 2001, TTC authorized and allocated 165 shares of Series A 10.0% Cumulative Convertible Preferred Stock. The Series A Preferred Stock (Series A Stock) was issued at $1,000.00 per share. The Series A Shares shall be entitled to receive cumulative cash dividends at a rate of 10.0% per annum of the issue price ($1,000.00 per share) from the date of issuance of the shares until such shares are converted into common stock or redeemed by the Company. The dividends shall be payable quarterly on the last day of March, June, September and December in each year, commencing on September 30, 2001. The Series A Shares are convertible into common stock at an negotiated conversion rate of $0.47 per effective post-acquisition share at the election of the holder beginning 90 days after the date of issuance. The Series A Shares are callable at any time by TTC at a price of 102.0% of issue value upon a 10-day advance written notice. These shares were issued on April 12, 2001 to Red Guard, to acquire the rights to negotiate to acquire the license to manufacture, develop and sell certain patent-pending Composite Reinforced Aluminum Conductor technology. This transaction was valued at an agreed-upon amount of approximately $165,000.

On June 27, 2001, TTC authorized and allocated 2,000 shares of Series B 10% Cumulative Convertible Preferred Stock. The Series B Preferred Stock (Series B Stock) was issued at $100.00 per share. The Series B Stock shall be entitled to receive cumulative cash dividends at a rate of 10.0% per annum of the issue price ($100.00 per share) from the date of issuance of the shares until such shares are converted into common stock or redeemed by the Company. The dividends shall be payable quarterly on the last day of March, June, September and December in each year, commencing on September 30, 2001. Any dividends on the Series B Stock that are not paid within 30 days after the date upon which payment thereof is due shall bear interest at 10.0% per annum from such date until ultimately paid. The shares are convertible into common stock at a rate of $1.25 per effective post-acquisition share at the election of the holder beginning 90 days after the date of issuance. The Series B Stock is callable at a price of 109.0% at any time by TTC upon 10-day advance written notice. TTC sold 1,000 Series B Shares to Red Guard for cash proceeds of approximately $100,000 on August 28, 2001.


NOTE J - COMMON STOCK TRANSACTIONS

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


NOTE J - COMMON STOCK TRANSACTIONS - CONTINUED

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


NOTE J - COMMON STOCK TRANSACTIONS - CONTINUED

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

On February 27, 2002, the Company filed a Registration Statement Under The Securities Act of 1933 on Form S-8 to register an aggregate 9,000,000 shares of common stock pursuant to the 2002 Non-Qualified Stock Compensation Plan. During the period from February 28, 2002 through June 30, 2002, the Company issued an aggregate 2,861,000 shares of common stock pursuant to this plan. These shares were issued at prices ranging between $0.19 and $1.85 per share, as based on the closing quoted stock price on the respective date of each transaction. These transactions were valued at an aggregate approximate $2,176,590.

On April 1, 2002, the Company authorized the issuance of 18,868 shares of the Company's restricted, unregistered common stock to an unrelated individual for consulting services. This transaction was valued at approximately $10,000, which approximates the "fair value" of the Company's stock on the date of the transaction using the discounted closing price of the Company's common stock as quoted on the NASDAQ Electronic Bulletin Board.

On May 22, 2002, the Company issued 40,000 shares of the Company's restricted, unregistered common stock to an unrelated entity for various consulting services. This transaction was valued at approximately $16,000, which approximates the "fair value" of the Company's stock on the date of the transaction using the discounted closing price of the Company's common stock as quoted on the NASDAQ Electronic Bulletin Board.



                (Remainder of this page left blank intentionally)

                 COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY
                    (formerly Eldorado Financial Group, Inc.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NOTE K - STOCK OPTIONS

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

                                                                       Exercise
                      Options     Options     Options       Options     price
                      granted    exercised   terminated   outstanding  per share
                     ---------   ---------   ----------   -----------  ---------

     Series B
        Preferred    $500,000    $132,000    $ 368,000    $       --   $ 100.00
                     ---------   ---------   ----------   -----------

     Totals          $500,000    $132,000    $ 368,000    $       --
                     =========   =========   ==========   ===========

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

In June 2001, the TTC Board of Directors granted an aggregate 1,357,740 options to various officers and employees to purchase an equivalent number of shares of TTC restricted, unregistered common stock. The options were issued exercise prices of either $0.31 or $0.35 per share and expire in either June 2006 or June 2011.

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

                 COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY
                    (formerly Eldorado Financial Group, Inc.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NOTE K - STOCK OPTIONS - CONTINUED

On April 1, 2002, the Company granted 750,000 options to a consulting professional to purchase an equivalent number of shares registered under the Company's Form S-8, filed in February 2002. The options were issued at an exercise price of $0.50 per share. The options vested as follows: 150,000 immediately upon issue and 150,000 per year on the grant anniversary date from April 1, 2003 through April 1, 2006.

The following table summarizes all common stock options granted through June 30, 2002.

                    Options     Options     Options    Options    Exercise price   Options
                    granted    exercised   terminated outstanding    per share    not vested
                   ----------  ----------  ---------  ----------  --------------  ----------

2001 employees     1,357,740          --         --   1,357,740   $0.31 - $0.35      53,970
2002 consultants   5,950,000   1,000,000         --   4,950,000   $0.40 - $2.00   2,666,666
                   ----------  ----------  ---------  ----------                  ----------

     Totals        7,307,740   1,000,000         --   6,307,740                   2,720,636
                   ==========  ==========  =========  ==========                  ==========

The weighted average exercise price of all issued and outstanding options at June 30, 2002 is approximately $0.89 and approximately 3,587,104 of the issued and outstanding options are vested and eligible for exercise.

Had compensation cost for options granted been determined based on the fair values at the grant dates, as prescribed by SFAS 123, the Company's net loss and net loss per share would not have changed significantly as the exercise price of the options was relatively equivalent to the market price at the grant date.

The calculations to estimate the fair value of the options were made using the Black-Scholes pricing model which required making significant assumptions. These assumptions include the expected life of the options, which was determined to be the initial life of the corresponding option, either five (5) or ten (10) years, the expected volatility, which was based on fluctuations of the stock price over a 12 month period, the expected dividends, determined to be zero based on past performance, and the risk free interest rate, which was estimated using the bond equivalent yield of 6.0% at June 30, 2002 and 2001, respectively.


NOTE L - STOCK WARRANT

On July 12, 2001, TTC issued to Red Guard, as an inducement to modify the conversion price of the TTC Series A Preferred from an initial conversion price of $0.20 per share, as adjusted for TTC stock splits prior to the November 3, 2001 reverse acquisition transaction with CTC, to $0.47 per share after accounting for the effects of the CTC reverse acquisition transaction, a stock warrant to purchase 1,905,600 shares of TTC restricted, unregistered common stock at a price of $1.26 per share, in reliance upon the exemption from registration set forth in Section 4(2) of The Securities Act of 1933. This warrant is exercisable at any time after its issuance and expires on June 12, 2006. Due to the uncertainty related to the ultimate exercise for purchase of any shares covered by this warrant, TTC did not assign any compensation expense upon the issuance of this warrant.

The Company (CTC) intends to substitute CTC shares of common stock in place of the TTC stock prescribed in the above warrant.

                 COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY
                    (formerly Eldorado Financial Group, Inc.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NOTE L - STOCK WARRANT

On October 18, 2001, the holder of the Warrant to purchase shares of the Company's common stock exercised 7,940 warrants and purchased 7,940 shares of restricted, unregistered common stock for $10,000 cash.

                                      Warrants      Warrants
                                     originally  outstanding at
                                       issued     June 30, 2002  Exercise price
                                     ----------  --------------  ---------------

Series A Preferred Stock Warrants    1,905,600       1,897,660   $1.26 per share
                                     ----------  --------------

Totals at March 31, 2002             1,905,600       1,897,660
                                     ==========  ==============


NOTE M - COMMITMENTS

The Company operates in leased offices, located in Irvine, California, on a month-to-month agreement at a rate of approximately $4,400 per month.


NOTE N - LITIGATION CONTINGENCIES

The following discussion discusses all known or anticipated material legal proceedings commenced by or against CTC or its wholly owned subsidiary, Transmission Technology Corporation ("TTC"):

TRANSMISSION TECHNOLOGY CORPORATION VS W. BRANDT GOLDSWORTHY & ASSOCIATES, INC., ET AL., Case No. 01- 07118, was filed in August 15, 2001 before the United States District Court, Central District of California. Pursuant to a court order entered May 28, 2002, a substantial part of this suit was compelled to arbitration. A motion by TTC to clarify the scope of the arbitration order is currently before the Court. The principal parties to the suit are Transmission Technology Corporation ("TTC"), C. William Arrington, Composite Technology Corporation ("CTC"), W. Brandt Goldsworthy & Associates, Inc. ("WBGA"), W.B.G., Inc. ("WBG"), Tom Sawyer, and Composite Power Corporation ("CPC"). On or about May 7, 2001, TTC, a wholly-owned subsidiary of CTC, entered into a written agreement with WBG to obtain an exclusive license on two related energy transmission technologies -- Composite Reinforced Aluminum Conductor ("CRAC" technology) and Advanced Composite Reinforced Aluminum Conductor ("ADVANCED CRAC" technology). However, within weeks of the execution of the license agreement, WBG and WBGA refused to perform, asserting that the agreement was invalid and ineffective because TTC had failed to fullfill an oral condition precedent discussed during negotiations -- allegedly that TTC would provide WBG with millions of dollars worth of funding within days of their execution of the agreement. WBG has subsequently contended that, among other things, the license agreement was fraudulently induced, signed by persons lacking corporate authority of TTC, and an illegal agreement entered into by C. William Arrington in violation of an injunction against him in Nevada, which has since been largely vacated. Moreover, WBG also contends that the license agreement does not encompass CRAC technology, only Advanced CRAC technology. TTC first brought suit against WBGA and WBG seeking to require them to perform under the license, seeking damages for their breach of contract, and seeking an injunction against them licensing CRAC or Advanced CRAC to third parties. Promptly after filing its complaint, TTC brought a motion to compel arbitration pursuant to the arbitration provision in the parties' license agreement, and a motion for a status quo preliminary injunction. The District Court denied the requested preliminary injunction, but did subsequently grant in part TTC's motion to compel arbitration pursuant to the license agreement, as discussed below.

                 COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY
                    (formerly Eldorado Financial Group, Inc.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NOTE N - LITIGATION CONTINGENCIES - CONTINUED

TTC later amended its complaint to add tort causes of action for fraud and unfair competition based on WBG's fraudulent misrepresentations made during the parties' negotiations, as evidenced by their subsequent refusal to perform under the agreement. WBG and WBGA have brought cross-claims against TTC, CTC, and C. William Arrington for false advertising and unfair competition, seeking to enjoin them from representing to others that they have an exclusive license for CRAC and Advanced CRAC. The court denied WBG and WBGA's motion for preliminary injunction on this ground on May 24, 2002. WBG and WBGA have also brought cross-claims against the above defendants and their employees for misappropriation of alleged trade secrets regarding CRAC and Advanced CRAC technology and customer information of WBG and/or WBGA, unfair competition, and interference with economic relations based on their alleged contacts with customers of WBG and/or WBGA. WBG and WBGA are seeking damages and an injunction against the foregoing defendants. On or about May 28, 2002, the District Court partially granted TTC's motion to compel arbitration and compelled a substantial portion of this case to arbitration pursuant to the arbitration provision in the parties' license agreement. The parties have submitted this matter to arbitration and are proceeding with the initial stages of discovery. On or about July 2, 2002, the Nevada State Court that had issued the injunction previously in effect against Arrington denied in its entirety a motion for contempt brought by the parties who had obtained the injunction, finding specifically and on multiple grounds that Arrington did not violate the injunction by entering into the license agreement on behalf of TTC. This result contradicts the defense asserted by WBG and WBGA that the License Agreement was entered into in violation of the Nevada injunction. If either the court or arbitration proceeding determines that TTC does not have a license for CRAC and Advanced CRAC, CTC's plan of operation may be adversely affected. Management intends to vigorously pursue its claims and to continue development of its composite reinforced conductor cable beyond the technology covered by the license agreement.

DR. CLEM HIEL, ET AL. VS. W. BRANDT GOLDSWORTHY & ASSOCIATES, INC., ET AL.., Case No. 02CC05443, was filed on April 9, 2002 in the State of California for the County of Orange and has now been transferred and is pending before the Superior Court of the State of California for the County of Los Angeles. The principal parties are Dr. Clem Hiel, Dr. Alonso Rodriguez (both of whom are former employees of WBG and/or WBGA and are currently consultants of CTC), WBGA, WBG and W. Brandt Goldsworthy. This lawsuit was brought after Drs. Hiel and Rodriguez received several threats from WBG/WBGA and its principals regarding their departure from WBG/WBGA and their subsequent decision to work as consultants for CTC. These threats alleged that Hiel and Rodriguez were part of a conspiracy to misappropriate WBG/WBGA proprietary information, customers, and employees, and contained warnings that Hiel and Rodriguez would soon be subject to legal action. Hiel and Rodriguez brought suit for declaratory relief, unfair competition, tortuous interference with contract, tortuous interference with economic advantage, and an injunction. Specifically, Hiel and Rodriguez seek a declaration that their rights to work for CTC are not subject to any contractual limitation on their right to work for CTC or any other company, that CRAC and Advanced CRAC do not constitute trade secrets, and that they have not and will not misappropriate any trade secrets of WBG/WBGA in conjunction with their consulting with CTC. They also seek to recover damages against defendants for their interference with plaintiffs' economic relationship with CTC and current and potential customers, and to enjoin defendants from making similar threats in the future. CTC has agreed to bear the expense of this proceeding because it affects two of CTC's consultants. These consultants are involved in commercialization of CTC's composite reinforced conductor cable beyond the technology covered by the license agreement. Any decision that limits the scope of the consultants work on behalf of CTC would have a negative material effect on CTC's plan of operation.

                 COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY
                    (formerly Eldorado Financial Group, Inc.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NOTE N - LITIGATION CONTINGENCIES - CONTINUED

JARBLUM VS. TRANSMISSION TECHNOLOGY CORPORATION, ET AL., Case No. SC-072087, was filed on May 13, 2002 in the Superior Court of the State of California for the County of Los Angeles, West District. The principal parties are Plaintiff William Jarblum and Defendants TTC, CPC, and C. William Arrington. Plaintiff seeks $250,000 in unpaid legal fees. CTC believes that it has valid defenses and intends to vigorously contest the claim. Due to CTC's cash position, a judgment in favor of Plaintiff on this claim would have a material negative effect on CTC's plan of operation.

TRANSMISSION TECHNOLOGY CORPORATION, ET AL. VS. TOM SAWYER, Case No. 02CC10972, was filed on June 21, 2002 in the Superior Court of the State of California for the County of Orange. The principal parties are TTC, CPC, Arrington, Wilcoxon, and Sawyer. Plaintiffs seek declaratory relief and an injunction against Sawyer, as well as damages arising from various tort causes of actions, including without limitation tortious interference with contract, fraud, legal malpractice, and breach of fiduciary duty. The focus of the declaratory relief and injunction causes of action is to obtain a court order declaring, among other things, that: (a) Sawyer is not a shareholder, director or officer of TTC; and (b) TTC is and has always been duly authorized to enter into the License Agreement and to seek to enforce the License Agreement in a court of law.

Other than the matters discussed above, the Company is not a party to any other legal proceedings.



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

(3) RESULTS OF OPERATIONS

The Company had no revenue for the nine and three months ended June 30, 2002 nor for the period from March 28, 2001 (date of inception) through June 30, 2001. The Company's initial capitalization occurred early in April 2001.

General and administrative expenses for the nine months ended June 30, 2002 were approximately $2,702,000, including approximately $1,300,000 in non-cash charges for consulting and legal services which were paid with common stock issued pursuant to a Form S-8 Registration Statement filed with the U. S. Securities and Exchange Commission on February 27, 2002. Legal and professional fees associated with the reverse acquisition of Transmission Technology Corporation, regulatory reporting thereof and subsequent financial consulting and legal services composed approximately $1,295,000 (66.43%) of the total year-to-date expenses. Accrued officer compensation of approximately $193,000 (7.14%) and travel expenses of approximately $103,000 (3.81%) composed other key expenditures for the nine months ended June 30, 2002. Additionally, the Company incurred non- cash charges to operations of approximately $468,000 for common stock issued at equivalent prices below the "fair value" of similar transactions within a comparable time period.

General and administrative expenses for the period from March 28, 2001 (date of inception) through June 30, 2001 were approximately $110,000, including a non-cash charge of approximately $74,000 related to charges to operations for common stock issued at equivalent prices below the "fair value" of similar transactions within a comparable time period. Other significant expenses during this period were accrued officer compensation of approximately $30,000 (27.37%) of the total year-to-date expenses.

Additionally, on April 12, 2001, the Company exchanged 15,086,000 equivalent post-acquisition shares of restricted, unregistered common stock with Red Guard for various marketable and restricted securities in various unrelated entities. The initial exchange transaction was valued using an agreed-upon valuation of approximately $137,750. As of June 30, 2001, upon evaluations in accordance with Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of", management recognized an aggregate permanent valuation impairment of approximately $132,730 against these holdings.

As of the respective periods ended June 30, 2002 and 2001, the Company recognized a net loss of approximately $(2,702,000) and $(242,000). This equates to a net loss per share of approximately $(0.04) and $0.00 based upon the weighted-average number of shares outstanding for the respective post-acquisition periods.

(4) PLAN OF OPERATION

Summary
-------

We plan to produce a limited quantity of composite core and subcontract the helical winding of aluminum conductors so that a certification test can be completed during the fall of 2002. Additionally we plan a demonstration on an operating transmission line that can be commenced prior to the end of 2002. We expect that the demonstration will be conducted by a major American utility company in conjunction with a consortium of approximately 11other utility companies and the Electric Power Research Institute. The demonstration will be closely monitored for three months after which time we anticipate receiving orders from utility companies, although the line will continue to operate for at least three years. During the last quarter of 2002, we plan to finalize the design and produce a working model of the specialized production line capable of economically manufacturing high strength composite core.

We are presently negotiating potential joint ventures with cable manufacturers of conventional Aluminum Conductor Steel Reinforced (ACSR) conductors in North America, China and are in early discussions with other foreign manufacturers for the establishment of a joint production venture of our ACCC cable. We plan to either sell our composite core and license the technology to the venture to wind aluminum conductors around the cable or license the joint venture to produce the composite core using equipment lines produced by the Company and produce the cable. In both cases the company plans to provide strategic marketing involvement using proprietary software that demonstrates the capital savings to a utility for a specific project along with the performance advantages and energy savings aspects of the use of the new ACCC conductor. We intend to establish an equipment and product prototype development facility in Southern California before the end of 2002.

Product Research and Development
--------------------------------

We believe research and development activities are important to our success. Over the next 12 calendar months, we anticipate completing various other composite core cable sizes and designs as well as the development of hardware required to splice, terminate, and extend the cable. Patent applications have been filed and additional patent applications will continue to be prepared and filed using strategies designed for the maximum protection of the Company's intellectual properties. Additionally, we plan to design, seek patents for, and produce prototypes of proprietary composite structures including tubular towers and lattice towers. We plan to complete a unique prototype production equipment line that will allow for the production of several types of structural products, which will allow us to expand to different product lines..

Acquisition of Plant and Equipment
----------------------------------

We do not own any real estate or significant equipment. We do anticipate the need for prototype equipment and product manufacturing capability in the near future and are actively searching for facilities. The precise space requirements are being finalized since we anticipate the requirement for prototype equipment development to occur during the third quarter of 2002.

Personnel
---------

We currently have three full time employees: Benton H Wilcoxon, C. William Arrington, and Robert Nikoley. Due to limited resources, we have not been able to pay salaries to date. However, salaries are being accrued at a monthly rate of $5,000 since April 1, 2001 for each of Mr. Wilcoxon and Mr. Arrington.

Numerous technical skills will be required to bring our products to market. Recruiting efforts have begun and will continue in the near future. Independent consultants, accountants and attorneys have been retained in the past and will continue to be used extensively in the future.

(5) LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2002, the Company had working capital of approximately $(795,000) as compared to working capital of approximately $118,000 as of June 30, 2001 and approximately $57,000 at the most recent fiscal year-end of September 30, 2001.

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

Between May 16, 2002 and June 7, 2002, a shareholder (Glenn Little) made short term working capital loans to the Company aggregating $15,000.

We plan to obtain capital through loans or equity offerings in order to have the funds required to complete the implementation of our plan of operation. We currently have no material commitments for capital expenditures.

We anticipate receiving orders for our products by the end of 2002. Prior to that, we will be dependent on the receipt of additional financing from third parties. If such financing is not available, we may be required to discontinue operations.

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

   On April 1, 2002, the Company authorized the issuance of 18,868 shares of common stock pursuant to the 2002 Non-Qualified Stock Compensation Plan to Alonzo Rodriguez for consulting services. This transaction was valued at $10,000 (or $0.53 per share) which approximated the closing quoted price of the Company's equivalent common stock on the date of the transaction. Concurrent with the issuance of the 18,868 shares, the Company granted Mr. Rodriguez an aggregate 750,000 options to purchase an equivalent number of shares of the Company's common stock pursuant to the 2002 Non-Qualified Stock Compensation Plan at an exercise price of $0.50 per share. The options vested as follows: 150,000 immediately upon issue and 150,000 per year on the grant anniversary date from April 1, 2003 through April 1, 2006.

   On April 9, 2002, May 29, 2002 and June 13, 2002, the Company issued an aggregate 666,000 shares of common stock pursuant to the 2002 Non-Qualified Stock Compensation Plan to the law firm of Call & Jensen for professional legal and consulting services. These transactions were valued at an aggregate $202,540 (or per share prices ranging between $0.70 and $0.19 per share) which approximated the closing quoted price of the Company's equivalent common stock on the date of the respective transaction.

   On April 19, 2002, the Company issued 750,000 shares of common stock upon the exercise of options granted pursuant to the 2002 Non-Qualified Stock Compensation Plan to Rocci Howe. This transaction was valued at an aggregate $292,500 (or $0.39 per share) which approximated the closing quoted price of the Company's equivalent common stock on the date of the transaction.

   On April 19, 2002, the Company issued 120,000 shares of common stock pursuant to the 2002 Non-Qualified Stock Compensation Plan to Dominic Magliariditti for professional consulting services. This transaction was valued at an aggregate $46,800 (or $0.39 per share) which approximated the closing quoted price of the Company's equivalent common stock on the date of the transaction.

   Between May 25, 2002 and June 30, 2002 the Company received $51,000 from two individuals and subsequently issued restricted, unregistered shares of common stock in the amount of 250,000 shares to Gary Shapiro for cash and for services and 83,333 shares to Barry Berman for cash.

   On May 22, 2002, the Company issued 40,000 shares of the Company's restricted, unregistered common stock to Oak Tree, an unrelated entity, for various consulting services. This transaction was valued at approximately $16,000, which approximates the "fair value" of the Company's stock on the date of the transaction using the discounted closing price of the Company's common stock as quoted on the NASDAQ Electronic Bulletin Board.

ITEM 3 - DEFAULTS ON SENIOR SECURITIES

   As of the date of this filing, the Company is delinquent in making the required payment of accrued dividends on its issued and outstanding Series A 10% Cumulative Convertible Preferred Stock (Series A Stock) and Series B 10% Cumulative Convertible Preferred Stock (Series B Stock).

   In the event the Company does not pay any required dividends by 365 days after the due date thereof, the number of directors on TTC's Board of Directors will be increased by one and the holders of the respective Series A Stock and Series B Stock who have not received such dividends for such period may elect the extra director. Upon the payment of the dividends, the term of the extra director will automatically end and the Board will return to its prior size.

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

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

   Exhibits
         23.1               Consent of Independent Certified Public Accountants
         99.1               CEO Certification Pursuant to 18 USC, Section 1330,
                            as adopted pursuant to Section 906 of the
                            Sarbanes-Oxley Act of 2002
         99.2               CFO Certification Pursuant to 18 USC, Section 1330,
                            as adopted pursuant to Section 906 of the
                            Sarbanes-Oxley Act of 2002
   Reports on Form 8-K
     July 15, 2002          Updating disclosure related to various litigation
                            involving the Company, its subsidiaries and other interested parties.

--------------------------------------------------------------------------------


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               COMPOSITE TECHNOLOGY CORPORATION


Dated: August 19, 2002                                 /s/ Benton H Wilcoxon
       ---------------                         --------------------------------
                                                              Benton H Wilcoxon
                                                       Chief Executive Officer,
                                                         Director and Secretary

Dated: August 19, 2002                              /s/ Robert Nikoley
       ---------------                         --------------------------------
                                                                 Robert Nikoley
                                                        Chief Financial Officer