Form 10KSB
period 2002-09-30
COMPOSITE TECHNOLOGY CORP
filed 2003-01-09
CIK 317477

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

--------------------------------------------------------------------------------

(Mark one)

[x] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

       For the fiscal year ended September 30, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

       For the transition period from ______________ to _____________

--------------------------------------------------------------------------------

                         Commission File Number: 0-10999

                        COMPOSITE TECHNOLOGY CORPORATION
        (Exact name of small business issuer as specified in its charter)

           Nevada                                               59-2025386
----------------------------                            ------------------------
  (State of incorporation)                              (IRS Employer ID Number)

          18881 Von Karman Avenue, Suite 1630, Irvine, California 92612
          -------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                            (949) 756-1091 (Issuer's
                            ------------------------
                                telephone number)

--------------------------------------------------------------------------------

      Securities registered under Section 12 (b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:
                         Common Stock: $0.001 par value

--------------------------------------------------------------------------------

Check whether the issuer has (1) filed all reports required to be files by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the fiscal year ended September 30, 2002 was $-0-.

The aggregate market value of voting common equity held by non-affiliates as of December 6, 2002 was approximately $4,108,794, using the closing price of the Company's common stock of $0.16 per share on November 29, 2002.

As of December 6, 2002 there were 75,154,929 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format : Yes [ ]    No   [X]

                        COMPOSITE TECHNOLOGY CORPORATION

                                TABLE OF CONTENTS



                                                                     Page Number
                                                                     -----------
PART I

Item 1 -   Description of Business                                             3
Item 2 -   Description of Property                                            14
Item 3 -   Legal Proceedings                                                  14
Item 4 -   Submission of Matters to a Vote of Security Holders                15

PART II

Item 5 -   Market for Company's Common Stock and Related Stockholders
           Matters                                                            15
Item 6 -   Management's Discussion and Analysis or Plan of Operation          18
Item 7 -   Index to Financial Statements                                      20
Item 8 -   Changes in and Disagreements with Accountants                      20
           on Accounting and Financial Disclosures                            20

PART III

Item 9 -   Officers and Directors                                             20
Item 10 -  Executive Compensation                                             21
Item 11 -  Security Ownership of Certain Beneficial Owners And Management     23
Item 12 -  Certain Relationships and Related Transactions                     23
Item 13 -  Controls and Procedures                                            24

PART IV

Item 13 - Exhibits and Reports on 8-K                                         25

SIGNATURES                                                                    26

CERTIFICATIONS PURSUANT TO SARBANES OXLEY ACT OF 2002                         27

CAUTION REGARDING FORWARD-LOOKING INFORMATION
---------------------------------------------

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

                                     PART I

ITEM 1 - DESCRIPTION OF BUSINESS

INTRODUCTION
------------

Composite Technology Corporation (CTC or Company) is commercializing advanced composite technology products that are designed to provide solutions to problems in the electrical system infrastructure. Using technologies conceived and invented by its own team of consultants, CTC's first products are patent pending higher performance electrical cables to relieve congestion on transmission and distribution lines. These new cables provide utilities significant performance and economic benefits compared to traditional cables. There are no known barriers to immediate market penetration for CTC's proprietary, patent pending cable into the worldwide $50+ billion market. The Company is arranging rapid deployment of the technology by partnering with existing cable manufacturers here and abroad. Follow-on products include proprietary electrical towers and poles, wind turbine erection and support systems, and building components.

The Company was incorporated under the laws of the State of Florida on February 26, 1980 as Eldorado Gold & Exploration, Inc. On January 13, 1987, the Company amended its Articles of Incorporation to change the corporate name to Eldorado Financial Group, Inc. and modified the Company's capital structure to allow for the issuance of up to 100,000,000 shares of common stock at $0.001 par value per share.

On June 27, 2001, the Company changed its state of Incorporation from Florida to Nevada by means of a merger with and into Eldorado Financial Group, Inc., a Nevada corporation formed on June 25, 2001 solely for the purpose of effecting the reincorporation.

On November 3, 2001, the Company exchanged 60,000,000 shares of restricted, unregistered common stock for 100.0% of the issued and outstanding common stock of Transmission Technology Corporation (TTC), a privately-owned Nevada corporation incorporated on March 28, 2001. TTC was first formed to secure a license agreement related to patent-pending composite reinforced electrical transmission lines utilizing composite core materials. TTC became a wholly-owned subsidiary of the Company. The Bylaws of TTC became the Articles of Incorporation and Bylaws of the Company.

In conjunction with the November 3, 2001 transaction, the Company, in November 2001, changed its corporate name to CTC and amended its Articles of Incorporation to allow for the issuance of up to 5,000,000 shares of $0.001 par value Preferred Stock from none previously authorized and for the issuance of up to 200,000,000 shares of $0.001 par value Common Stock from the 100,000,000 shares previously authorized.

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


PRINCIPAL PRODUCT
-----------------

Our principal product is our award winning proprietary Aluminum Conductor Composite Core (ACCC) cable which has been developed over the past year. We have filed patent applications for our ACCC technologies, which are new electrical transmission and distribution cable designs that are able to deliver more power (ampacity) than conventional ACSR (aluminum conductor steel reinforced) cables in use today. ACCC cables are lighter than conventional steel reinforced cables and have a higher ampacity rating, thus allowing them to replace existing overhead lines without structural modification of the supporting tower systems while allowing more power to be transmitted. We believe that the use of this technology to replace existing lines can improve the reliability and reduce the stress on the overloaded electrical infrastructure at a fraction of the cost and in a much shorter time period than is required to create expensive new rights-of-way and build new tower systems. However, if new system construction is required to support new generation sources, we believe the size and cost of the new towers can be significantly reduced due to the lower weight and higher ampacity of the ACCC conductors.

The US Department of Energy and electrical industry leaders agree that there is an immediate need for a reasonably priced higher performance cable, such as our ACCC cable. Recently, industry research has focused primarily on superconductors, which are very expensive and require constant cooling with liquid nitrogen. While superconductors perform with low transmission losses, their much higher price, larger size, and increased maintenance constraints make them suitable only for select underground lines in highly congested power centers. It is very doubtful that this technology will be used in overhead transmission or distribution systems in the foreseeable future.

In November 2002, our ACCC cable was recognized as the "Most Promising Pre-Commercial Technology Development of the Year" by the 4th Annual Global Energy Awards, sponsored by Platts/BUSINESSWEEK. This prestigious international award, according to Platts/BUSINESSWEEK Global Energy Awards, is to determine the world's best players in the energy marketplace and to help promising technologies achieve broad recognition and usage in a world of ever-increasing demands for energy.

Since the late 1880's, overhead electrical transmission lines have used cables that are made from steel wires that are helically wrapped by aluminum wires, generally known as ACSR (aluminum conductor steel reinforced) cable. ACCC cable is the same weight per foot as ACSR cable of comparable outside diameter. ACCC has higher tensile strength and has half of the thermal expansion of conventional cables. However, ACCC has 28.8% more aluminum content due to its smaller core diameter and the use of trapezoidal wire wrappings. Therefore, ACCC cable is able to carry additional electrical current (ampacity) on existing structures with little modification for supporting connections. Since the composite core of ACCC cable is non- conductive, unlike ACSR steel-core cable, there is no inductive field effect due to the conductor being wound around a steel core, which then lowers the electromagnetic field (US Department of Energy reports say EMF can be reduced by more than 50% through the use of composite core cables). Since the composite core of the ACCC cable is stronger than ACSR cable, and since the same cross-sectional area used by the steel wires can be packed with greater density using composite-core shapes, the ACCC cable core has areas that can be designed to hold fiber optic cables. With the addition of devices capable of intelligent sensing of temperature, sag, and line problems, ACCC cable can also be used for the transmission of all types of optical communications and control data.

The first ACCC cables planned for production are designed to replace the ACSR "Drake" size (795 kcmil area) commonly used in transmission lines and in larger distribution lines. There are many other similar versions of ACSR cables with different specifications that can also be produced using the same arrangement as the proposed ACCC cable versions of the Drake models. ACCC's unique core simply replaces the steel wires in the center of the ACSR with pultruded composite profiles. Therefore, the handling and splicing of the ACCC cable is similar to conventional cables, except for the joining of the composite core.

The primary benefits of replacing ACSR cable with our CRAC cable are as follows:
1. Greater ampacity (electrical current carrying capacity), principally because the cable has the ability to handle more elevated temperatures with less sag in the line, 28.8% more aluminum area, and because of lower resistance with less inductive field resulting from a core that is now non-conductive.
2. Glass composites have 50% less thermal expansion than steel, which results in less sag at elevated temperatures. This means that our ACCC cable can be rated with a higher ampacity, without sag causing the cable to encroach on safe operating clearances.
3. Our ACCC cable is designed to have similar stiffness and tensioning requirements to match ACSR so that ACCC cable can be used to retrofit (reconductor) existing towers and poles.
4. Our ACCC can be produced with minor modifications to existing cable production plants, thus avoiding significant capital expenditure for new cable-wrapping equipment.

Another key advantage of ACCC cable is that the outside conductive wire portion of the cable is the same diameter and configuration as the conventional ACSR cable, which means that it can be handled and spliced with minimal re-training of utility linemen. The only difference is the splicing of the inside composite core (and the splicing of the fiber optic bundle, if requested by the utility). The splicing techniques have been developed and demonstrated by technicians retained by us. Although the price of ACCC cable may initially be slightly more than the conventional cable it replaces, we believe that the use of ACCC cable will be far less expensive than the installation costs of new additional lines and support structures

Electricity now accounts for nearly 40% of total energy consumption in the United States and in other countries with similar levels of economic development. The electricity system has emerged as the world's most critical infrastructure, in the sense that it enables all other infrastructures to function. To ensure the capability and reliability of electricity systems in the twenty-first century, new advanced materials, polymers, composites and special structures will be required. High-performance polymeric cables, such as our ACCC cables, are expected to meet the needs of the electrical industry because it is the same weight or lighter, ACCC has a higher current carrying capacity and ACCC is better able to tolerate high stresses during emergency overload conditions.

The Company, through its subsidiary Transmission Technology Corporation, also holds an exclusive license for patent pending composite reinforced aluminum conductor (CRAC) cable technologies and all further improvements. Due to non performance on the part of the license issuer, the Company filed legal action to require the license issuer, WBG, Inc. and its related parties, to comply with the terms of the agreement. This litigation is still underway and the Company feels it will prevail. However, the Company does not believe the outcome of this litigation will affect the commercialization of the Company's proprietary patent pending products. SEE "INTELLECTUAL PROPERTY" AND "LEGAL PROCEEDINGS."

SALES AND DISTRIBUTION
----------------------

During Fiscal 2002, the Company developed numerous key contacts with several North American and foreign cable manufacturers having existing mature customer bases for our products. These are cable manufacturing companies with established, successful distribution networks to deploy our products. We have also opened discussions with direct end-users of our products. We anticipate any or all of these distribution channels/methods may yield successful results during the next 12 months. We may also seek to distribute our products through joint ventures and/or other contractual relationships designed to fit the laws and tax structures of the countries where they will be domiciled.

We have not to date made any sales of our product. Our initial ACCC conductor sales efforts are being targeted at potential customers that have the greatest need for a solution to congested line circuits or aging transmission systems. This is a narrowly defined market with great potential for immediate sales to solve significant reliability and power delivery problems, such as seen in the California and Brazilian marketplace over the past three years. We have initiated discussions with potential customers for our ACCC conductor including generation companies and transmission grid owners located throughout the United States and the world, as well as various local, state and federal government agencies in the United States, Canada and Mexico.

Our products are targeted at an industry which is mature in North America and developing in various other countries around the world, such as China and South America. The power generation and distribution industry is relatively conservative by nature and evolution. However, events impacting domestic electric distribution over the past three years cause us to believe that our products will be accepted on a more rapid than "normal" product evaluation process. We intend to provide our prospective customers with demonstrations of the product under controlled conditions. We are in the process of arranging to produce ACCC cable for demonstrations during Fiscal 2003 in the North American, Chinese, European and South American markets.

Following a parallel path sales strategy, we have, and continue to be in, contact with selected companies or agencies that are in early stages of project development of generation facilities requiring new transmission or distribution systems. We believe that one or more of these may elect to integrate ACCC cable into their systems.

Until and unless we secure multiple customer relationships, it is likely that we will experience periods during which we will be highly dependent on one or a limited number of customers.

MANUFACTURING
-------------

We have not started to manufacture any products. In order to reduce market entry costs, we anticipate establishing subcontractor relationships, licenses and/or joint ventures to manufacture our ACCC cable product line, although no such relationships or joint ventures are currently in place. Any of these methods will allow us to produce ACCC cables with much lower initial capital expenditures. This will promote more rapid deployment of the Company's products.

We plan to produce our proprietary high speed neural-networked manufacturing systems for our own use and for sale to our joint venture partners and/or licensees, as appropriate. We will, in some instances, produce cable through relationships with existing cable makers, by having them add helically stranded combinations of individual aluminum wires around the composite core and/or using pultrusion machines which the Company will supply.

In any of these scenarios, we anticipate a need for additional capital to facilitate the manufacturing of our products. It is probable that we will attempt to sell equity securities, either through private placements or secondary public offerings, to raise the necessary capital to facilitate our business plan. We may also secure exclusive license payments and/or exclusive venture relationship payments from prospective manufacturers and/or deposits on products/machines ordered.

Our principal raw materials will be glass and carbon fibers, plus various polymer resins. The prices for these raw materials are subject to market forces largely beyond our control, including energy costs, organic chemical feedstocks, market demand, and freight costs. The prices for these raw materials have varied significantly in the past and may vary significantly in the future.

The composite cores that have been produced and tested have been made by pultruding high strength glass fibers and a high strength epoxy under high tension to achieve very high tensile strength in a process known as "thermoset." The principal advantage of perfecting the referenced process to achieve similar tensile strengths as the "thermoset pultrusion" is that the production line should be able to run at higher speeds resulting in lower manufacturing costs per foot of product. The thermoset polymers identified by the Company have proven resistance to high electrical energy fields, higher temperatures, and weathering.

Our objective is to build an efficient, high speed, thermoset pultrusion system for use in manufacturing the composite core. Additionally, we intend to build and test a high-speed equipment line while proceeding to market a "pultruded thermoset" core. We believe that there are additional potential improvements to the ACCC design that should be pursued and could be implemented with minimal retraining on the part of the utility companies. Future market developments include cables for water crossings, marine cables, underground cables, and various other wire applications, such as "last mile" cables.

Our team of specialists has a long, successful track record as the leading pultrusion technology experts in the composites product engineering and equipment design fields. The pultrusion process is a composite manufacturing method that resembles extrusion, except that the fiber and polymer materials are pulled through a heated die having the shape of the part to be made. Organic compounds from resin baths and the enclosed die are contained in this process equipment package. Production is a highly automated continuous process, and conductor core lengths of many miles are possible, but are limited by reel sizes, handling, and transportation constraints.


INTELLECTUAL PROPERTY
---------------------

The Company filed U.S. Provisional Patent Application No. 60/374,879 on April 23, 2002. CTC was granted a license to file corresponding foreign patent applications from the United States Patent and Trademark Office on May 29, 2002, and CTC has preserved all of its foreign filing options. The inventors of record on CTC's Provisional Patent Application are Dr. Clem Hiel and Mr. George Korzeniowski. Dr. Hiel is world-renowned in the field of composite materials engineering and design. Mr. Korzeniowski has a long and very distinguished career dealing directly with design, building and operating pultrusion processing equipment for composite products manufacturing. CTC'?s Provisional Patent Application deals with novel composite materials, a range of materials for such composites, processing to produce composite materials, range of operating characteristics, and various products made from such composite materials. The primary products disclosed are electrical transmission conductors that substitute the related composite materials in place of standard steel reinforced cable. The composite materials are characterized by both chemistry and physical properties, and particular examples are included. Product characteristics such as ampacity, elevated operating temperatures, lower electrical resistance, light weight, high strength composite fiber packing density, corrosion, stiffness, thermal expansion, toughness, fatigue life, creep resistance, wear resistance and fiber strength are addressed. Novel pultrusion processing techniques are also disclosed, which techniques are applicable to both the conductor applications as well as other composite based products. Numerous cross sectional cable designs are disclosed, as well as various methods and designs for splicing composite cables.

Based on available information, and after prior art searches by the Company's patent strategists, we believe CTC's Provisional Patent Application provides the basis for CTC to, over time, be issued a number of separate and distinct patents. The Company's Provisional Patent Application will continue to be supplemented with new information based on CTC's prototype preparation and testing. The Company's Provisional Patent Application specifically focuses on materials and conductors conforming to industry specifications and requirements, as presently in place and as anticipated for the future. If CTC is successful in being granted patent protection consistent with the disclosures in this application, it is anticipated that CTC will have a dominant position in the field of composite-based electrical conductors.

CTC's subsidiary, Transmission Technology Corporation ("TTC"), entered into an exclusive technology license agreement with W.B.G., Inc., a California corporation ("WBG"), on May 7, 2001 (the "License Agreement"). The License Agreement related to patent pending composite reinforced aluminum conductor technologies and all improvements and gave TTC an exclusive license to the technologies covered by the License Agreement.

In the License Agreement, WBG represented and warranted to TTC that WBG had the right to enter into the License Agreement, including without limitation the right to grant TTC the exclusive rights to the technologies covered by the License Agreement. WBG also agreed to provide TTC full disclosure of all current and future technologies covered by the License Agreement as well as disclosure of any interested parties in such technologies. TTC agreed to pay WBG to design, build, install and provide specifications, manuals and training to complete commercial product equipment lines for the technologies, with the price and specifications to be mutually agreed upon. TTC would advance funds to WBG for each phase as required under a mutually agreed upon budget and schedule. If WBG is unable to supply said additional commercial product lines, then TTC has the right to produce same. No such disclosures have been made nor budgets provided to CTC as of September 30, 2002 or subsequent thereto at the time of this writing. TTC also agreed to pay royalties to WBG based upon a sliding scale from 5% down to 2% of gross sales as defined in the License Agreement.

As of September 30, 2002 and subsequent thereto, the Company, TTC and WBG are involved in litigation regarding the interpretation and enforcement of the License Agreement. (SEE ITEM 3 - LEGAL PROCEEDINGS). Management is of the opinion that the license agreement will be upheld and no valuation impairment of the original agreed-upon acquisition cost has been provided in the accompanying financial statements.

Goldsworthy has no relevant patents issued to date. To the best of our knowledge, Goldsworthy and his affiliate companies have filed a patent application that might be potentially relevant to CTC's intended products. This application was filed on November 1, 1999. The application received a final rejection from the US Patent and Trade Office on June 9, 2001. We have no knowledge of the status of the application following this final rejection, in spite of numerous requests pursuant to court ordered discovery. The Goldsworthy application generally discloses a composite reinforced electrical transmission conductor. The application was not prepared with a great deal of specificity, which makes it more unlikely that it will ever issue as a patent. Confidentiality restrictions prevent us from providing more detailed information, but our patent and legal advisors are carefully monitoring the matter. If the application somehow issues as a patent, the CTC license grants CTC the exclusive licensing rights to the patent and all improvements. We are aware of no valid grounds to support Goldsworthy's position that the license is no longer in full force and effect.

MARKETABILITY
-------------

The U.S. Department of Energy has reported that much of the nation's electrical transmission and distribution infrastructure is rapidly becoming incapable of meeting the demands of our modern economy. Traditionally, utilities would be adding new transmission capacity to handle the expected load increase, but because of difficulty in obtaining permits and the uncertainty over receiving an adequate rate of return on investment, the total of transmission circuit miles added annually has been stagnant. Obtaining approval to site and build new electricity transmission is becoming more difficult due to environmental concerns, the perceived health effects of electric and magnetic fields, interest groups' concerns, and the concern that property values would decline along transmission line routes. In the period from 1985 to 1990, 10,000 new circuit miles were added in the United States, while only 4,000 circuit miles were added in the period from 1990 to 1995. Therefore, we believe that there is an increased need for new conductors that deliver more power at a reasonable cost on the existing tower system. Our marketing and research efforts during Fiscal 2002, combined with our November 2002 award for the "Most Promising Pre-Commercial Technology Development of the Year" by the 4th Annual Global Energy Awards, sponsored by Platts/BUSINESSWEEK, have resulted in increased inquiries as to the feasibility and availability of our ACCC product. Accordingly, we believe that we will be able to acquire a reasonable market share of the anticipated demand for both new and replacement conductors.

COMPETITION
-----------

There are three principal manufacturers of traditional bare overhead (ACSR) conductors which supply the United States market: Southwire Company, with approximately 42% of the market, and General Cable Corporation and Alcan Cable, which supply most of the balance of the market. Outside of the United States market, key manufacturers for ACSR cable include Norcable, Pirelli Cable, Jaingsu Far East Group Company, Ltd., and others.

The following developmental-stage efforts may eventually compete with ACCC cable:
o Minnesota Mining and Manufacturing Co., also known as 3M, in partnership with Electricite de France, has developed a new lightweight, high performance conductor which is expected to have at least double the ampacity of ACSR; however its price is reported to be seven to eight times higher than ACSR. Some testing groups have reportedly stated that preliminary demonstrations have proven this approach to yield lower than anticipated results.

o Korea Electric Power Corporation completed 24 overhead transmission line upgrade projects between 1994 and 1997, where they replaced existing conductors with high-ampacity conductors using existing towers and rights-of-way. They used the "Super Thermal Resistant Aluminum Alloy Conductor with Invar Reinforcement" ("STACIR"), first introduced in 1994. The cable can operate to 210 degrees Celsius with its ampacity approximately doubled. The cost of STACIR is estimated to be four to seven times higher than ACSR with slightly increased line losses. Market acceptance of this product has not occurred.
o Several companies are in the preliminary stages of developing superconducting technology in the form of liquid nitrogen-cooled superconductor power cables, which are capable of conducting with very low losses. The disadvantage is that the cost of such cables is expected to be up to fifty (50) times the current price of conventional systems, so that it would only be practical in specific short underground installations in downtown metropolitan areas. Overhead use is not presently anticipated.

GOVERNMENTAL REGULATION
-----------------------

The Company knows of no specific government regulations governing the design and specifications of bare overhead conductors in the United States. The manufacture of ACCC cable is not subject to any specific government regulations other than those regulations that traditionally apply to manufacturing activities such as the Occupational Safety and Health Act of 1970.

Our intended operations are generally subject to various federal, state, and local laws and regulations relating to the protection of the environment. These environmental laws and regulations, which have become increasingly stringent, are implemented principally by the Environmental Protection Agency and comparable state agencies, and govern the management of hazardous wastes, the discharge of pollutants into the air and into surface and underground waters, and the manufacture and disposal of certain substances. The Company anticipates no difficulty in meeting these standards.

RESEARCH AND DEVELOPMENT
------------------------

The Company has spent considerable funds on research and development of its proprietary, patent pending ACCC and related electrical system component technologies. We anticipate the need continue spending significant funds to protect the ACCC technologies. We intend to seek patents with respect to certain new hardware components, new related structures, and advanced production equipment lines, although we have not filed any patent applications or obtained any patents to date. The costs associated with development work on new equipment lines is expected to be recovered through the purchase of such equipment by our licensees, manufacturing partners, or joint ventures.

The Company has not spent significant funds for the research and development of exclusive licensed composite reinforced aluminum conductor technologies as that has been funded with various state and federal government grants obtained by the licensor of such technology. SEE "--INTELLECTUAL PROPERTY" AND "ITEM 3 - LEGAL PROCEEDINGS."

EMPLOYEES
---------

As of the date of this filing, CTC currently has two full time employees; Benton H Wilcoxon and C. William Arrington. The Company has entered into consulting contracts with various consultants and composite experts to provide us with the necessary technical skills which are required to bring our products to market. Contracts also exist for legal, patent strategy and accounting services. Recruiting efforts will continue as we bring our products to market.

RISK FACTORS
------------

WE ARE A "START-UP" COMPANY AND HAVE A LIMITED OPERATING HISTORY.

We are a "start-up" company and have a limited operating history. We are subject to business risks that are typical of "start-up" companies and "lead-time" factors are expected to affect the timing of our receipt of revenues. There can be no assurance that we will be able to generate any revenues. Until we generate significant revenues, we will experience negative cash flows and financial losses. Our ability to generate revenues may be affected by numerous factors. No assurance can be given that a demand for our product will develop or, if it does develop, that it will be sufficient to justify our investment in developing our intended business.

WE EXPECT FUTURE LOSSES AND WE MAY NOT BECOME PROFITABLE.

Prior to acquiring TTC, we were a shell corporation having no operating history, revenues from operations, or assets since December 31, 1989. We have not had any revenues from operations subsequent to acquiring TTC. We anticipate that we will experience significant quarterly and annual losses for the foreseeable future.

We may not ever become profitable. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. We expect the need to significantly increase our general administrative and product prototype and equipment prototype production expenses, as necessary. As a result, we will need to generate significant revenues to achieve and maintain profitability.

OUR INDEPENDENT AUDITORS HAVE ISSUED A QUALIFIED REPORT WITH RESPECT TO OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Our accountants have issued a report relating to our audited financial statements which contains a qualification with respect to our ability to continue as a going concern because, among other things, we have no viable operations or significant assets. For the fiscal year ended September 30, 2002 and the nine months ended September 30, 2001, we had a comprehensive loss of approximately $(5,752,377) and approximately $(493,450), respectively. For the same periods, we used net cash used in operating activities of approximately $(715,923) and $(263,345), respectively. As of September 30, 2002, our accumulated deficit was $(6,259,920), after taking into account the TTC reorganization.

OUR PRODUCT MAY NOT BE ACCEPTED BY OUR POTENTIAL CUSTOMERS.

While we have received numerous serious inquiries about our products and technology, there can be no assurance that we will be able to profit from the development or manufacture of our products as planned, or that we will be successful in consummating sales of our products to our potential customers. Our ability to successfully commercialize our products will depend in part on the acceptance of our products by our potential customers, primarily the major utility companies. The failure of utility companies to purchase our products would have a material adverse effect on our business, results of operations and financial condition. Any unfavorable publicity concerning us or any of our products could have an adverse effect on our ability to achieve acceptance of our products by utility companies and to commercialize our products, which could have a material adverse effect on our business, results of operations and financial condition.

WE MAY NOT BE ABLE TO MANAGE OUR GROWTH EFFECTIVELY.

Our acquisition of TTC has placed and will continue to place a significant strain on our managerial, operational, and financial resources. Failure to manage our growth effectively could have a material adverse effect on our business, results of operations and financial condition. Significant additional growth will be necessary for the Company to achieve its plan of operation.

OUR FAILURE TO RAISE NECESSARY CAPITAL COULD RESTRICT OUR GROWTH, LIMIT OUR ABILITY TO DEVELOP AND MARKET OUR PRODUCT AND HINDER OUR ABILITY TO COMPETE.

In order to fully exploit our business plan, we anticipate the need to raise significant additional funds. Failure to obtain adequate capital would: (i) restrict our growth; (ii) limit our ability to market our product; (iii) limit the development of our product; (iv) hinder our ability to compete; and (v) hinder our ability to continue our business operations. Any of these consequences would have a material adverse effect on our business, results of operations and financial condition.

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

There can be no assurance that any patents related to the technology licensed under the License Agreement will be issued. Additionally, as further explained in Item 3 of this Form 10-KSB, the enforceability of the License Agreement is currently subject to litigation. In the event a court or an arbitration panel determines that the License Agreement is unenforceable, it might have a material adverse effect on us, our businesses and our prospects. "SEE ITEM 3--LEGAL PROCEEDINGS."

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

A FAILURE TO ESTABLISH AND MAINTAIN RELATIONSHIPS WITH STRATEGIC PARTNERS MAY HARM OUR BUSINESS.

We will depend on establishing and maintaining relationships with strategic partners. Our ability to develop, produce, and market our products is dependent upon our ability to establish and maintain relationships with other companies and individuals. We may not be able to enter into relationships with these companies on commercially reasonable terms or at all. Even if we enter into these relationships, not all such relationships may result in benefits for our company.

WE CANNOT CONTROL THE COST OF OUR RAW MATERIALS.

Our principal raw materials will be glass and carbon fibers, plus various polymer resins. The prices for these raw materials are subject to market forces largely beyond our control, including energy costs, organic chemical feedstocks, market demand, and freight costs. The prices for these raw materials have varied significantly and may vary significantly in the future. We may not be able to adjust our product prices, especially in the short-term, to recover the costs of increases in these raw materials. Our future profitability may be adversely affected to the extent we are unable to pass on higher raw material and energy costs to our customers.

WE ARE CONTROLLED BY A SMALL NUMBER OF STOCKHOLDERS.

Currently, three stockholders in the aggregate beneficially own or control approximately 66% of the outstanding Common Stock. As a result, these persons will have the ability to control substantially all matters submitted to our stockholders for approval and to control our management and affairs. "SEE ITEM 11--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT."

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

OUR BUSINESS MAY BE SUBJECT TO INTERNATIONAL RISKS.

We are pursuing international business opportunities, including in China, Mexico, Brazil and Africa. Risks inherent in international operations include unexpected changes in regulatory requirements, export restrictions, tariffs and other trade barriers; challenges in staffing and managing foreign operations; differences in technology standards, employment laws and business practices; longer payment cycles and problems in collecting accounts receivable; political instability; changes in currency exchange rates; currency exchange controls; and potentially adverse tax consequences.

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

WE WILL EXPERIENCE COMPETITION FROM OTHER COMPANIES IN THE INDUSTRY.

Our competitors include makers of traditional bare overhead wire and other companies with developmental-stage products that have the potential to compete with ACCC cable. While existing competing manufacturers have been unable to significantly increase the performance of the current electrical power transmission and distribution cables, there is no certainty that unique technological advances won't be achieved by our competition, with better capital resources, in the future. Such competitors could develop a more efficient product or undertake more aggressive and costly marketing campaigns than us which may adversely affect our marketing strategies which could have a material adverse effect on our business, results of operations or financial condition. In addition, as we introduce new products, we will compete directly with a greater number of companies. There can be no assurance that we can compete successfully against current or future competitors nor can there be any assurance that competitive pressures faced by us will not result in increased marketing costs, loss of market share or otherwise will not materially adversely affect our business, results of operations and financial condition. SEE "ITEM 1--DESCRIPTION OF BUSINESS--COMPETITION."

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

THE APPLICATION OF THE "PENNY STOCK RULES" COULD ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK.

As long as the trading price of our Common Stock is below $5.00 per share, the open-market trading of our Common Stock will be subject to the "penny stock" rules. The "penny stock rules" impose additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of securities and have received the purchaser's written consent to the transaction before the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the broker-dealer must deliver, before the transaction, a disclosure schedule prescribed by the Securities and Exchange Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. These additional burdens imposed on broker-dealers may restrict the ability of broker-dealers to sell the Common Stock and may affect your ability to resell the Common Stock.

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

OUR STOCK PRICE IS VOLATILE.

The market price of the Common Stock may be subject to significant fluctuations in response to our operating results, announcements of new products or market expansions by us or our competitors, changes in general conditions in the economy, the financial markets, the electrical power transmission and distribution industry, or other developments and activities affecting us, our customers, or our competitors, some of which may be unrelated to our performance. The sale or attempted sale of a large amount of Common Stock into the market may also have a significant impact on the trading price of Common Stock. The closing bid prices for the Common Stock has fluctuated from a high of $10.75 to a low of $0.085 during the last twelve months.

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


ITEM 2 - DESCRIPTION OF PROPERTY

We do not own any real estate. We rent office space in Irvine, California on a month to month basis at a rate of $4,600 per month. If we decide to manufacture the ACCC cable ourselves, we will incur additional costs and expenses related to obtaining the appropriate manufacturing facilities through either real estate leases or direct ownership.

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


ITEM 3 - LEGAL PROCEEDINGS

The following discussion discusses all known or anticipated material legal proceedings commenced by or against CTC or its wholly owned subsidiary, Transmission Technology Corporation ("TTC"):

TRANSMISSION TECHNOLOGY CORPORATION V. W. BRANDT GOLDSWORTHY & ASSOCIATES, INC. et al, Case No. 01-07118, was filed in August 15, 2001 before the United States District Court, Central District of California. The principal parties to the suit at this time are Transmission Technology Corporation ("TTC"), C. William Arrington, Composite Technology Corporation ("CTC"), W. Brandt Goldsworthy & Associates, Inc. ("WBGA"), W.B.G., Inc. ("WBG"), Tom Sawyer, and Composite Power Corporation.

On or about May 7, 2001, TTC, now a wholly-owned subsidiary of CTC, entered into a written agreement with WBG granting TTC the exclusive license to all WBG teleconductor technologies, including Composite Reinforced Aluminum Conductor and Advanced Composite Reinforced Aluminum Conductor and any improvements by WBGA. The litigation concerns the interpretation and enforcement of the License Agreement. Management intends to vigorously pursue its claims. CTC is continuing to independently develop its own composite reinforced conductor cable, and has filed for patent protection for what it believes to be numerous novel and superior features of its own patent pending technologies.

DR. CLEM HIEL ET AL. V. W. BRANDT GOLDSWORTHY & ASSOCIATES, INC. et al., Case No. 02CC05443, was filed on April 9, 2002 in the State of California for the County of Orange and has now been transferred and is pending before the Superior Court of the State of California for the County of Los Angeles. The principal parties are Dr. Clem Hiel, Dr. Alonso Rodriguez (both of whom are former employees of WBG and/or WBGA and are currently consultants of CTC), WBGA, WBG and W. Brandt Goldsworthy. CTC has agreed to bear the expense of this proceeding because it affects two of CTC's consultants. These consultants are involved in the commercialization of CTC's novel aluminum conductor composite core cable.

JARBLUM V. TRANSMISSION TECHNOLOGY CORPORATION et al., Case No. SC-072087, was filed on May 13, 2002 in the Superior Court of the State of California for the County of Los Angeles, West District. The principal parties are Plaintiff William Jarblum and Defendants TTC, CTC, and C. William Arrington. Plaintiff seeks $250,000 in unpaid legal fees. CTC believes that it has valid defenses and intends to vigorously contest the claim. Due to CTC's cash position, a judgment in favor of Plaintiff on this claim could have a material negative effect on CTC's plan of operation.

TRANSMISSION TECHNOLOGY CORPORATION ET AL. V. TOM SAWYER, Case No. 02CC10972, was filed on June 21, 2002 in the Superior Court of the State of California for the County of Orange and has now been transferred to the United States District Court, Central District of California after being allowed to be included in the action of TTC vs WBG/WBGA et al. The principal parties are TTC, CTC, Arrington, Wilcoxon, and Sawyer. Plaintiffs seek declaratory relief and an injunction against Sawyer, as well as damages arising from various tort causes of actions, including without limitation tortuous interference with contract, fraud, legal malpractice, and breach of fiduciary duty. This proceeding is indirectly related to the litigation concerning the License Agreement.

TRANSMISSION TECHNOLOGY CORPORATION ET AL. V. MICHAEL WINTERHALTER, et al., Case No. 02CC12539 was filed July 26, 2002 in the Superior Court of the State of California for the County of Orange. TTC/CTC filed suit against Winterhalter (a WBG employee or business associate) based on his campaign against TTC/CTC by contacting third parties and disparaging TTC/CTC and threatening third parties with lawsuits for dealing with TTC/CTC. This proceeding is indirectly related to the litigation concerning the License Agreement.

Other than the matters discussed above, we are not a party to any material pending legal proceedings.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no stockholder meetings and no matters were submitted to the security holders for a vote during the period from January 1, 2001 to September 30, 2002.


                                     PART II

ITEM 5 - MARKET FOR COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Common Stock is not listed on any stock exchange. The Common Stock is traded over-the-counter on the OTC Bulletin Board under the symbol "CPTC." The following table sets forth the high and low sale information for the Common Stock for the period from April 20, 2001 through November 25, 2002, as reported by the OTC Bulletin Board. The Common Stock did not trade on any exchange or over-the-counter for the period from January 1, 2000 through April 19, 2001.

                                                         High              Low
                                                         ----              ---
Fiscal Year 2001
----------------
April 20, 2001 through June 30, 2001                     $1.00            $0.13
July 1, 2001 through September 30, 2001                  $1.00            $0.13

Fiscal Year 2002
----------------
October 1, 2001 through December 31, 2001                $10.75           $0.40
January 1, 2002 through March 31, 2002                   $7.00            $1.30
April 1, 2002 through June 30, 2002                      $.70             $.14
July 1, 2002 through September 30, 2002                  $.54             $.105

Fiscal Year 2003
----------------
October 1, 2002 through November 25, 2002                $.23             $.085

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. As of November 25, 2002, there were 75,154,929 shares of Common Stock outstanding and owned by approximately 396 stockholders of record.

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

On May 22, 2002, the Company issued 40,000 shares of the Company's restricted, unregistered common stock to an unrelated entity for various consulting services. This transaction was valued at approximately $16,000, which approximates the "fair value" of the Company's stock on the date of the transaction using the discounted closing price of the Company's common stock as quoted on the NASDAQ Electronic Bulletin Board. The Company relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act of 1933 for the issuance of these shares.

In July and August 2002, the Company issued an aggregate 350,000 shares of the Company's restricted, unregistered common stock to two separate unrelated entities for consulting services. These transactions were valued at approximately $95,000, which approximates the "fair value" of the Company's stock on the date of the transaction using the discounted closing price of the Company's common stock as quoted on the NASDAQ Electronic Bulletin Board. The Company relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act of 1933 for the issuance of these shares.

In July and September, 2002, the Company issued an aggregate 866,173 shares of the Company's restricted, unregistered common stock to four separate individuals, several of whom were existing shareholders of the Company, for conversion of short-term working capital loans and accrued, but unpaid, interest. These transactions were valued at approximately $152,729, which equaled the outstanding debt and was in excess of the "fair value" of the Company's stock on the date of the transaction using the discounted closing price of the Company's common stock as quoted on the NASDAQ Electronic Bulletin Board. The Company relied upon the exemption from registration as set forth in
Section 4(2) of the Securities Act of 1933 for the issuance of these shares.

On August 22, 2002, the Company sold 65,790 shares of restricted, unregistered common stock to an individual for cash proceeds of approximately $25,000. This transaction was consummated in excess of the "fair value" of the Company's stock on the date of the transaction using the discounted closing price of the Company's common stock as quoted on the NASDAQ Electronic Bulletin Board. The Company relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act of 1933 for the issuance of these shares.


ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS
---------------------

We have had no revenue for either the year ended September 30, 2002 or the transitional nine months ended September 30, 2001. The initial capitalization of TTC occurred early in April 2001.

General and administrative expenses for the year ended September 30, 2002 and the nine months ended September 30, 2001 were approximately $5,750,000 and $356,000, respectively. Included in these expenses for the year ended September 30, 2002 were approximately (1) $1,563,000 in non-cash charges for consulting and legal services which were paid with common stock issued pursuant to a Form S-8 Registration Statement filed with the U. S. Securities and Exchange Commission on February 27, 2002, (2) approximately $1,664,000 in non-cash charges for the recognition of the intrinsic valuation of issued stock options during Fiscal 2002 and (3) approximately $527,000 in non-cash charges for issuances and sales of common stock at prices less than the "fair value" of the securities on the date of issuance. Legal and professional fees associated with the use of outside consultants for the development of our ACCC cable, regulatory reporting thereof and subsequent financial consulting and legal services composed approximately $1,360,000 (23.6%) of the Fiscal 2002 expenses. Accrued officer compensation of approximately $264,900 (4.6%) and travel expenses of approximately $138,000 (2.40%) composed other key expenditures for the year ended September 30, 2002.

General and administrative expenses for the period from March 28, 2001 (date of inception) through September 30, 2001 were approximately $356,000, including a non-cash charge of approximately $76,000 related to charges to operations for common stock issued at equivalent prices below the "fair value" of similar transactions within a comparable time period. Other significant expenses during this period were accrued officer compensation, approximately $60,000 (23.42%) and travel and lodging expenses of approximately $41,500 (11.64%) of the total expenses for the Fiscal 2001 period. Further, during this time period, the Company incurred legal and professional fees associated with the reverse acquisition of Transmission Technology Corporation, regulatory reporting thereof and subsequent financial consulting and legal services composed approximately $117,700 (33.4%) of the total year-to-date expenses.

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

On September 30, 2002, the Company and Red Guard consummated a transaction whereby Red Guard exchanged 100.0% of the issued and outstanding Series A Preferred Stock; all accrued, but unpaid, dividends; certain short-term working capital loans; and all accrued, but unpaid, interest in return for certain of the Company's investment interests in other companies.

As of the respective periods ended September 30, 2002 and 2001, the Company recognized a net loss of approximately $(5,752,000) and $(492,000). This equates to a net loss per share of approximately $(0.08) and $(0.01) based upon the weighted-average number of shares outstanding for the respective post-acquisition periods.

PLAN OF OPERATION
-----------------

We plan to produce a limited production of composite core and to subcontract the helical winding of aluminum conductors so that a certification test can be completed in early 2003. We expect that the planned test will be conducted by an arm of the Electric Power Research Institute. The week-long test will be closely monitored after which time we anticipate receiving orders from utility companies, although the full data development period and demonstration will continue for at least two years. By June 30, 2003, we plan to finalize the design and produce a working prototype of the specialized production line capable of economically manufacturing high strength composite core. We are presently negotiating various possible strategic relationships, including joint ventures with conventional ACSR cable manufacturers, in which we will either sell our composite core, license or sell our production equipment, or enter into an agreement with respect to the production of cable using our composite core. The equipment can be used for other types of high strength composite production with various modifications in the event that there is any delay in the acceptance of the composite reinforced cable. We intend to establish an equipment and product prototype development facility in Orange County, California. We plan to continue negotiating joint ventures for the production of our products in other countries, including in China, Mexico, Africa, Europe, the Middle East, India and Brazil.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At September 30, 2002, the Company had working capital of approximately $(1,159,000) as compared to working capital of approximately$57,000 at the most recent fiscal year-end of September 30, 2001.

During the year ended September 30, 2002, the Company sold a combination of preferred and common stock for gross proceeds of approximately $641,000, which was used to support operations and working capital needs.

Between January 2002 and September 2002, various individuals and entities, including Red Guard Industries, Inc., an affiliated entity, made various short-term working capital loans to the Company aggregating $223,000. As of September 30, 2002, loans aggregating approximately $161,000 had been converted to an aggregate 866,173 shares of restricted common stock. The remaining debt, approximately $62,000 plus accrued interest owed to Red Guard Industries, Inc., was exchanged along with 100% of the issued and outstanding Series A Preferred Stock for certain of the Company's investment interests in other companies.

We plan to obtain capital through loans or equity offerings in order to have the funds required to complete the implementation of our plan of operation. We currently have no material commitments for capital expenditures.

We anticipate receiving orders for our products by the end of FY-2003. Prior to that, we will be dependent on the receipt of additional financing from third parties. If such financing is not available, we may be required to discontinue operations.

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

ACQUISITION OF PLANT AND EQUIPMENT
----------------------------------

We do not own any real estate or significant equipment. We do anticipate the need for prototype equipment and product manufacturing capability in the near future and are actively searching for facilities. The precise space requirements are being finalized since we anticipate the requirement for prototype equipment development to occur in early 2003.

PERSONNEL
---------

We currently have two full time employees; Benton H Wilcoxon, and C. William Arrington. Since we are in the "start-up" phase of our business plan, we have not been able to pay salaries to date. However, salaries are being accrued at a monthly rate of $5,000 since April 1, 2001 for each of Mr. Wilcoxon and Mr. Arrington.

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

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None.

                                    PART III

ITEM 9 - OFFICERS AND DIRECTORS

The following table sets forth the names, ages, and positions of our directors and officers.


         Name                  Age            Position Held         Officer/Director since (1)
         ----                  ---            -------------         --------------------------

Benton H Wilcoxon              53             Chief Executive Officer            2001
                                              Director, and Secretary

C. William Arrington           61             President and Director             2001

Robert Nikolay                 63             CFO (Retired Nov.2002)             2001


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

BIOGRAPHICAL INFORMATION

BENTON H WILCOXON, 53, has been our Chief Executive Officer and Secretary since November 3, 2001. He also is Chairman and Chief Executive Officer of TTC. From 1998 to 2001, he was a consultant for Magnesium Alloy Corporation, a Canadian company involved in the development of magnesium salt deposits. Between 1998 and 2000, he also served as a consultant to Macallan & Callanish Ltd. regarding business in Russia and the Ukraine. Mr. Wilcoxon held senior positions with Ashurst Technology Ltd., a Bermuda corporation, from 1991 to 1997, culminating as Chairman, Chief Executive Officer and President. Ashurst Technology Ltd. commercialized advanced materials technologies, primarily from the Ukraine. Mr. Wilcoxon currently is a Director of Magnesium Alloy Corporation, which is traded on the Canadian Venture Exchange.

C. WILLIAM ARRINGTON, 61, has been our President since November 3, 2001. He also is President and Chief Operating Officer of TTC. Mr. Arrington has headed his own consulting firm for more than the past five years. He has over 30 years experience in the electrical energy industry, both generation and transmission. Mr. Arrington is also a Director of Eaglecrest Exploration, Ltd., a precious metals exploration company traded on the Canadian Venture Exchange.

ROBERT NIKOLEY, 63, was our Chief Financial Officer from December 28, 2001 through November 2002. From November 3, 2001 until December 28, 2001, he performed the duties of that position as a consultant. From June 2001 until joining us, Mr. Nikoley was Chief Financial Office and from March 2000 until June 2001 he was Controller of WebQuest International, Inc., a company traded on the OTCBB. He served as CFO of International Fuel Technology, Inc., a company engaged in the development of diesel fuel additives, from 1996 through 1999. .

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires our directors and executive officers, and persons who beneficially own more than ten percent of a registered class of our equity securities, to file with the Securities and Exchange Commission (the "Commission") initial reports of beneficial ownership and reports of changes in beneficial ownership of our Common Stock. The rules promulgated by the Commission under Section 16(a) of the Exchange Act require those persons to furnish us with copies of all reports filed with the Commission pursuant to Section 16(a). The information in this section is based solely upon a review of Forms 3, Forms 4, and Forms 5 received by us. Mr. Wilcoxon and Mr. Nikoley timely filed Form 4s to report changes in their beneficial ownership during fiscal 2002. Mr. Arrington had no changes in his benefical ownership during fiscal 2002. Form 5s were not required to be file under Rule 16a-3(f)(2) because all transactions otherwise required to be reported on Form 5 were reported before the due date of the Form 5.

ITEM 10 - EXECUTIVE COMPENSATION

None of our executive officers received compensation in excess of $100,000 for the fiscal years ended September 30, 2002 or 2001, respectively.. The following table summarizes all compensation received by our Chief Executive Officer in fiscal years 2000, 2001 and 2001.

                                                                                 Long-Term Compensation
                                                                       ---------------------------------------
                                       Annual Compensation                        Awards              Payouts
                             ----------------------------------------  ----------------------------  ---------
                                                       Other           Restricted   Securities
                                                       Annual          Stock        Underlying       LTIP       All Other
Name and             Fiscal  Salary     Bonus          Compensation     Award(s)    Options/SARs     Payouts    Compensation
Principal Position    Year   ($)        ($)            ($)             ($)          (#)              ($)        ($)
                     ------- ---------  -------------  --------------  -----------  ---------------  ---------  ----------------
Benton H Wilcoxon     2002     0(1)           -              -               -         -                 -             -
Chief Executive       2001     0(1)           -              -               -         40,000(2)         -             -
  Officer

C. William Arrington  2002     0(3)           -              -               -         -                 -             -
President             2001     0              -              -               -


(1) Mr. Wilcoxon began accruing, but has not received, a monthly salary of $5,000 as of April 1, 2001.

(2) Represents options to purchase 40,000 shares of TTC Common Stock at an exercise price of $5.50 per share. The options expire on June 7, 2011.

(3) Mr. Arrington began accruing, but has not received, a monthly salary of $5,000 as of October 1, 2001.

The following table shows all grants during the fiscal year ended September 30, 2002 of stock options under our stock option plans to the named executive officers.

           OPTIONS/SAR GRANTS IN FISCAL YEAR ENDED SEPTEMBER 30, 2002
                               (Individual Grants)
--------------------------------------------------------------------------------

                       Number of         Percent of      Exercise or  Expiration
                       Securities      Total Options     Base Price      Date
                       Underlying        Granted to        ($/Sh)
                         Option          Employees
                      Granted (#)      during Fiscal
        Name                             Year (%)
------------------- ---------------- ------------------ ------------- ----------

Benton H Wilcoxon      40,000(1)           46.8%            5.50        6/7/11

------------------- ---------------- ------------------ ------------- ----------

(1) Represents options to purchase 40,000 shares of TTC Common Stock.


The following table provides information as to the number and value of unexercised options to purchase TTC Common Stock held by the named executive officers at September 30, 2002. None of the named executive officers exercised any options during the fiscal year ended September 30, 2002.

                                   Number of Securities Underlying        Value of Unexercised In-the-Money
                                   Unexercised Options at Fiscal Year-    Options at Fiscal Year-End ($)
              Name                 End (#) Exercisable/Unexercisable      Exercisable/Unexercisable
---------------------------------  -------------------------------------- ----------------------------------
Benton H Wilcoxon                  40,000 /0 (1)                           (2)


(1)      Represents options to purchase 40,000 shares of TTC Common Stock.

(2) There was no public market for TTC Common Stock as of September 30, 2002 and, therefore, the Board of Directors has no basis to make any determination with respect to the value of the options to purchase shares of TTC Common Stock.

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

COMPENSATION OF DIRECTORS

Directors do not receive compensation for their services as directors, but are to reimbursed for expenses incurred in attending board meetings.





                (Remainder of this page left blank intentionally)

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of November 30, 2002, the number of shares of our Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5% or more of our outstanding Common Stock. Also included are the shares held by all executive officers and directors as a group.

     Name and Address                        Shares owned       Percentage owned
     ----------------                        ------------       ----------------

Benton H. Wilcoxon                            20,250,512 (1)         27%
     18881 Von Karman Avenue
     Suite 1620
     Irvine CA 92612

C. William Arrington                          20,250,512             27%
     18881 Von Karman Avenue
     Suite 1620
     Irvine CA 92612

G. William Harrison                            8,973,940 (2)         12%
     26218 James Drive
     Grosse Ile MI 48138

Cede & Company                                 9,258,659 (3)         12%
     P. O. Box 20, Bowling Green Station
     New York NY 10274

All officers and directors as a group,
     including affiliates                     40,101,024             54%

Represents beneficial ownership via shares directly owned by Benton H Wilcoxon
     (19,811,312 shares); and the related parties of Benton H Wilcoxon: Sasha Wilcoxon (109,800 shares); Kumara Wilcoxon (109,800 shares); Cristiana Wilcoxon (109,800 shares); and Patricia Wilcoxon-Truitt (109,800 shares). Mr. Wilcoxon was the Vice President and Treasurer of Red Guard through December 2001.

Represents beneficial ownership of shares indirectly owned or controlled by G.
     William Harrison: George W. Harrison, Jr. Trust (1,410,000 shares); Peggy
     R. Harrison Trust (40,000 shares); George W. Harrison, III Living Trust (883,471 shares); Kathleen M. Harrison Living Trust (760,684 shares); Ronald A. Harrison (3,000 shares); Bridgestone Capital Group, LLC (Mr. Harrison is Chairman of the Board and President) (76,785 shares); and Red Guard Industries, Inc. (Mr. Harrison is Chairman of the Board) (5,800,000 shares). Red Guard Industries, Inc. also owns 1,000 shares of the TTC Series B Preferred Stock and a warrant to purchase 119,500 shares of TTC common stock.

Represents the aggregate sum of all shares held in street name by various shareholders.


ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

Between December 21, 2001 and February 11, 2002, Red Guard made five (5) short-term working capital loans to the Company aggregating $57,000. Each respective loan was for a term of six months and bore interest at 10 1/2% per annum. On September 30, 2002, the Company and Red Guard consummated a transaction whereby Red Guard exchanged 100.0% of the issued and outstanding Series A Preferred Stock; all accrued, but unpaid, dividends; certain short-term working capital loans; and all accrued, but unpaid, interest in return for certain of the Company's investment interests in other companies.

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

During Fiscal 2001, we have made interest-free advances to Mr. Wilcoxon and Mr. Arrington approximately $13,600 and $55,100, respectively, which are offset against accrued, but unpaid, salaries in the accompanying financial statements. As of September 30, 2002, the Company owed Mr. Arrington an aggregate $30,072 for out-of-pocket expenses, which is in addition to accrued, but unpaid, salary in the accompanying financial statements.


ITEM 13 - CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer along with the Company's Chief Financial Officer. Based upon that evaluation, the Company's President and Chief Executive Officer along with the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.



         (Remainder of this page left blank intentionally)

                                     PART IV

ITEM 13- EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS
--------
Number            Description
------            -----------

2.1***            Articles of Merger of ElDorado Financial Group, Inc., a
                  Florida corporation, into ElDorado Financial Group, Inc., a
                  Nevada corporation
2.2*              Agreement and Plan of Reorganization By and Among Transmission
                  Technology Corporation, Certain of its Stockholders, and
                  ElDorado Financial Group, Inc. dated November 3, 2001
3.1***            Articles of Incorporation of the Company
3.2***            By-Laws of the Company
10.1***           2001 TTC Incentive Compensation Stock Option Plan
10.2**            Technology License Agreement by and between W.B.G., Inc. and
                  Transmission Technology Corporation dated May 7, 2001.
21                Subsidiaries of the Registrant
23.1              Consent of Independent Certified Public Accountants

(*) Incorporated herein by reference to Form 8-K filed with the U. S. Securities and Exchange Commission on November 20, 2001.
(**) Incorporated herein by reference to Form 8-K filed with the U. S. Securities and Exchange Commission on January 11, 2002.
(***) Incorporated herein by reference to Form 10-KSB filed with the U. S. Securities and Exchange Commission on February 14, 2002.

REPORTS ON FORM 8-K
-------------------

July 15, 2002 Updating status of various litigation through July 14, 2002.

SIGNATURES
In accord with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPOSITE TECHNOLOGY CORPORATION
Dated: January 9, 2003                                    /s/ Benton H Wilcoxon
       ---------------                           ------------------------------
                                                              Benton H Wilcoxon
                                                      Chief Executive Officer,
                                                 Acting Chief Financial Officer
                                                        Director, and Secretary

In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:  January 9, 2003                                   /s/ Benton H Wilcoxon
        ---------------                          ------------------------------
                                                              Benton H Wilcoxon
                                                       Chief Executive Officer,
                                                 Acting Chief Financial Officer

                                                        Director, and Secretary
Dated:  January 9, 2003                                /s/ C. William Arrington
        ---------------                          ------------------------------
                                                           C. William Arrington
                                                         President and Director

                 CERTIFICATION PURSUANT TO 18 USC, SECTION 1350,
  AS ADOPTED PURSUANT TO SECTIONS 302 AND 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of Composite Technology Corporation (Registrant) on Form 10-KSB for the year ended September 30, 2002, as filed with the U. S. Securities and Exchange Commission, on the date hereof, I, Benton H Wilcoxon, Chief Executive Officer and Acting Chief Financial Officer of the Company, certify to the best of my knowledge, pursuant to 18 USC 1350, as adopted pursuant to ?302 and promulgated as 18 USC 1350 pursuant to ?906 of the Sarbanes-Oxley Act of 2002, that:

(1) I have reviewed this Annual Report on Form 10-KSB of Composite Technology Corporation for the year ended September 30, 2002.

(2) Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

(4) The registrant's other certifying officers, if any, and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:
     (a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;
     (b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and
     (c) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The Registrant's other certifying officers, if any, and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):
     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and
     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

(6) The Registrant's other certifying officers, if any, and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ Benton H Wilcoxon                                    Dated: January 9, 2003
---------------------                                           ---------------

Benton H Wilcoxon
Chief Executive Officer and
Acting Chief Financial Officer

                              COMPOSITE TECHNOLOGY
                                   CORPORATION
                    (formerly Eldorado Financial Group, Inc.)

                              Financial Statements
                                       and
                          Independent Auditor's Report

                           September 30, 2002 and 2001



                               S. W. HATFIELD, CPA
                          certified public accountants

                     Use our past to assist your future (sm)

                 COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY
                    (formerly Eldorado Financial Group, Inc.)

                                    CONTENTS


                                                                           Page
                                                                           ----

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                          F-2

CONSOLIDATED FINANCIAL STATEMENTS

   Consolidated Balance Sheets
     as of September 30, 2002 and 2001                                      F-3

   Consolidated Statements of Operations and Comprehensive Loss
     for the year ended September 30, 2002 and
     for the nine months ended September 30, 2001                           F-5

   Consolidated Statements of Changes in Shareholders' Equity
     for the year ended September 30, 2002 and
     for the nine months ended September 30, 2001                           F-6

   Consolidated Statements of Cash Flows
     for the year ended September 30, 2002 and
     for the nine months ended September 30, 2001                           F-8

   Notes to Consolidated Financial Statements                              F-10

S. W. HATFIELD, CPA
certified public accountants

Member:    Texas Society of Certified Public Accountants
           Press Club of Dallas


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------


Board of Directors and Stockholders
Composite Technology Corporation
   (formerly Eldorado Financial Group, Inc.)

We have audited the accompanying consolidated balance sheets of Composite Technology Corporation (formerly Eldorado Financial Group, Inc.) (a Nevada corporation) and Subsidiary as of September 30, 2002 and 2001, respectively, and the related consolidated statements of operations and comprehensive loss, changes in shareholders' equity and cash flows for the year ended September 30, 2002 and for the nine months ended September 30, 2001, respectively. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Composite Technology Corporation (formerly Eldorado Financial Group, Inc.) and Subsidiary as of September 30, 2002 and 2001, and the consolidated results of its operations and cash flows for the year ended September 30, 2002 and for the nine months ended September 30, 2001, respectively, in conformity with generally accepted accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note C to the consolidated financial statements, the Company has no viable operations or significant assets and is dependent upon significant shareholders to provide sufficient working capital to maintain the integrity of the corporate entity. These circumstances create substantial doubt about the Company's ability to continue as a going concern and are discussed in Note C. The financial statements do not contain any adjustments that might result from the outcome of these uncertainties.



                                                         S.W. HATFIELD, CPA
Dallas, Texas
October 15, 2002 (except for Notes P and O as to which the date is December 30, 2002)

                     Use our past to assist your future (sm)

(secure mailing address)                   (overnight delivery/shipping address)
P. O. Box 820395                               9002 Green Oaks Circle, 2nd Floor
Dallas, Texas  75382-0395                               Dallas, Texas 75243-7212
214-342-9635 (voice)                                          (fax) 214-342-9601
800-244-0639                                                      SWHCPA@aol.com
                                       F-2


                      COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY
                         (formerly Eldorado Financial Group, Inc.)
                                CONSOLIDATED BALANCE SHEETS
                                September 30, 2002 and 2001

                                             (post-           (post-           (pre-
                                            acquisition)    acquisition)    acquisition)
                                            September 30,   September 30,   September 30,
                                                2002           2001             2001
                                            -------------   -------------   -------------
                                          ASSETS
                                          ------
CURRENT ASSETS
   Cash on hand and in bank                 $     13,956    $     33,013    $         --
   Advances to officers                               --           8,742              --
   Prepaid expenses and other                     96,571          33,359              --
                                            -------------   -------------   -------------
     TOTAL CURRENT ASSETS                        110,527          75,114              --
                                            -------------   -------------   -------------

PROPERTY AND EQUIPMENT - AT COST
   Office furniture and equipment                 13,296           7,400              --
   Manufacturing equipment                        11,918              --              --
                                            -------------   -------------   -------------
                                                  25,214           7,400              --
   Accumulated depreciation                       (4,606)         (1,234)             --
                                            -------------   -------------   -------------
     NET PROPERTY AND EQUIPMENT                   20,608           6,166              --
                                            -------------   -------------   -------------

OTHER ASSETS
   Pre-acquisition, unconsolidated effect
     of common stock issued to acquire
     Transmission Technology Corporation              --              --          60,000
   Contract rights                               165,000          65,000              --
   Investments in other companies                  1,000          45,020              --
                                            -------------   -------------   -------------

     TOTAL OTHER ASSETS                          166,000         210,020          60,000
                                            -------------   -------------   -------------

   TOTAL ASSETS                             $    297,135    $    291,300    $     60,000
                                            =============   =============   =============

                                       - CONTINUED -



The accompanying notes are an integral part of these financial statements.

                         COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY
                            (formerly Eldorado Financial Group, Inc.)
                             CONSOLIDATED BALANCE SHEETS - CONTINUED
                                   September 30, 2002 and 2001
                                                        (post-        (post-          (pre-
                                                     acquisition)   acquisition)   acquisition)
                                                     September 30,  September 30,  September 30,
                                                         2002           2001           2001
                                                     ------------   ------------   ------------
                              LIABILITIES AND SHAREHOLDERS' EQUITY
                              ------------------------------------
CURRENT LIABILITIES
   Accounts payable - trade                          $   969,837    $     9,625    $        --
   Accrued interest payable                                9,851             --             --
   Accrued dividends payable                              14,092          8,222             --
   Accrued officer compensation                          275,928             --             --
                                                     ------------   ------------   ------------
     TOTAL CURRENT LIABILITIES                         1,269,708         17,847             --
                                                     ------------   ------------   ------------
LONG-TERM LIABILITIES
   Deferred compensation - fair
     value of vested stock options                     1,664,275             --             --
                                                     ------------   ------------   ------------
     TOTAL LIABILITIES                                 2,933,983         17,847             --
                                                     ------------   ------------   ------------

COMMITMENTS AND CONTINGENCIES


SHAREHOLDERS' EQUITY (DEFICIT)
   Preferred stock - $0.001 par value
     5,000,000 shares authorized
     1,320, 1,165, and -0- issued and outstanding,
     respectively                                              1              1             --
   Common stock - $0.001 par value
     200,000,000 shares authorized
     73,714,929, 66,500,000, and 66,500,000
     shares issued and outstanding,  respectively         73,715         66,500         66,500
   Additional paid-in capital                          3,549,356        708,624      2,094,714
   Accumulated deficit                                (6,259,920)      (501,672)    (2,101,214)
                                                     ------------   ------------   ------------
   TOTAL SHAREHOLDERS' EQUITY (DEFICIT)               (2,636,848)       273,453         60,000
                                                     ------------   ------------   ------------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $   297,135    $   291,300    $    60,000
                                                     ============   ============   ============


The accompanying notes are an integral part of these financial statements.

                        COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY
                           (formerly Eldorado Financial Group, Inc.)
                  CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                               Year ended September 30, 2002 and
                              Nine months ended September 30, 2001

                                                   (post-           (post-          (pre-
                                                 acquisition)    acquisition)    acquisition)
                                                     Year         Nine months     Nine months
                                                    ended           ended           ended
                                                 September 30,   September 30,   September 30,
                                                     2002            2001            2001
                                                 -------------   -------------   -------------
REVENUES                                         $         --    $         --    $         --
                                                 -------------   -------------   -------------
EXPENSES
   Officer compensation                               264,900          60,000              --
   General and administrative expenses                352,024          71,136             477
   Legal, professional and consulting fees          2,923,488         117,700              --
   Reorganization expenses                                 --          30,000          90,000
   Interest expense                                    16,818             150              --
   Depreciation                                         3,372           1,234              --
   Compensation expense related to common
     stock issuances at less than "fair value"        527,500          76,000              --
   Compensation expense related to fair
     value of vested stock options                  1,664,275              --              --
                                                 -------------   -------------   -------------
     TOTAL OPERATING EXPENSES                       5,752,377         356,220          90,477
                                                 -------------   -------------   -------------

LOSS FROM OPERATIONS                               (5,752,377)       (356,220)        (90,477)

OTHER INCOME (EXPENSE)
   Carrying value impairment adjustment
     on investments in other companies                     --        (137,230)             --
                                                 -------------   -------------   -------------
LOSS BEFORE PROVISION FOR INCOME TAXES             (5,752,377)       (493,450)        (90,477)

PROVISION FOR INCOME TAXES                                 --              --              --
                                                 -------------   -------------   -------------
NET LOSS                                           (5,752,377)       (493,450)        (90,477)

OTHER COMPREHENSIVE INCOME                                 --              --              --
                                                 -------------   -------------   -------------
COMPREHENSIVE LOSS                               $ (5,752,377)   $   (493,450)   $    (90,477)
                                                 =============   =============   =============

Earnings per share of common stock
   outstanding computed on net income
   - basic and fully diluted                     $      (0.08)   $      (0.01)   $      (0.01)
                                                 =============   =============   =============
Weighted-average number of shares
   outstanding - basic and fully diluted           68,537,780      69,156,748      69,156,748
                                                 =============   =============   =============



The accompanying notes are an integral part of these financial statements.

                                           COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY
                                              (formerly Eldorado Financial Group, Inc.)
                                     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                                  Year ended September 30, 2002 and
                                                Nine months ended September 30, 2001

                                             Convertible                                  Additional
                                           Preferred Stock           Common Stock           paid-in      Accumulated
                                         Shares      Amount      Shares       Amount         capital       deficit         Total
                                        ---------  ---------  ------------  ------------   ------------  ------------   ------------
BALANCES AT JANUARY 1, 2001,
   PRE-ACQUISITION                            --   $     --     9,166,515   $     9,167    $ 2,001,570   $(2,010,737)   $        --

Cancellation of stock by
  controlling shareholder
  for no compensation                         --         --    (3,116,515)       (3,117)         3,117            --             --
Issuance of common stock in
  November 2001, concurrent
   with a change in control
   transaction for reorganization
   and consulting expenses                    --         --       450,000           450         89,550            --         90,000
Capital contributed to support
   operations                                 --         --            --            --            477            --            477
Stock issued in November 2001 to
  effect a change in control and
  acquire Transmission Technology
  Corporation                                 --         --    60,000,000        60,000             --            --         60,000
Net loss for the period
  (pre-acquisition)                           --         --            --            --             --       (90,477)       (90,477)
                                        ---------  ---------  ------------  ------------   ------------  ------------   ------------
BALANCES AT SEPTEMBER 30, 2001,
   PRE-ACQUISITION                            --         --    66,500,000   $    66,500    $ 2,094,714   $(2,101,214)   $    60,000

Initial capitalization of
  Transmission Technology
  Corporation                                 --         --     2,500,000         2,500             --            --          2,500
Recapitalization due to reverse
  acquisition transaction with
  Transmission Technology
  Corporation                              1,165          1    (2,500,000)       (2,500)    (1,386,090)    2,101,214        712,625
Dividends on preferred stock                  --         --            --            --             --        (8,222)        (8,222)
Net loss for the period
  (post-acquisition)                          --         --            --            --             --      (493,450)      (493,450)
                                        ---------  ---------  ------------  ------------   ------------  ------------   ------------
BALANCES AT SEPTEMBER 30, 2001,
   POST-ACQUISITION                        1,165   $      1    66,500,000   $    66,500    $   708,624   $  (501,672)   $   273,453
                                        =========  =========  ============  ============   ============  ============   ============

                                                            - CONTINUED -

The accompanying notes are an integral part of these financial statements.

                                           COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY
                                              (formerly Eldorado Financial Group, Inc.)
                                     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                                  Year ended September 30, 2002 and
                                                Nine months ended September 30, 2001
                                             Convertible                                   Additional
                                           Preferred Stock           Common Stock            paid-in     Accumulated
                                         Shares      Amount      Shares       Amount         capital       deficit         Total
                                        ---------  ---------  ------------  ------------   ------------  ------------   ------------
BALANCES AT SEPTEMBER 30, 2001,
   POST-ACQUISITION                        1,165   $      1    66,500,000   $    66,500    $   708,624   $  (501,672)   $   273,453

Issuance of Series B preferred
   stock for cash                            320         --            --            --         32,000            --         32,000

Issuance of common stock for
   Cash                                       --         --     2,065,790         2,066        956,444            --        958,510
   Consulting and legal fees                  --         --     4,319,868         4,320      1,977,169            --      1,981,489
   Investment in other company                --         --        42,500            42        191,408            --        191,450
   Conversion of working
     capital loans and accrued
     interest                                 --         --       866,173           866        152,730            --        153,596
Cancellation of common stock
   upon cancellation of contract              --         --       (79,402)          (79)      (299,921)           --       (300,000)
Exchange of preferred stock and
   accrued dividends for investments
   in other companies                       (165)        --            --            --       (169,098)           --       (169,098)
Dividends on preferred stock                  --         --            --            --             --        (5,871)        (5,871)
Net loss for the year                         --         --            --            --             --    (5,752,377)    (5,752,377)
                                        ---------  ---------  ------------  ------------   ------------  ------------   ------------
BALANCES AT SEPTEMBER 30, 2002,
   POST-ACQUISITION                        1,320   $      1    73,714,929    $   73,715    $ 3,549,356   $(6,259,920)   $(2,636,848)
                                        =========  =========  ============  ============   ============  ============   ============

The accompanying notes are an integral part of these financial statements.

                         COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY
                            (formerly Eldorado Financial Group, Inc.)
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                Year ended September 30, 2002 and
                              Nine months ended September 30, 2001

                                                       (post-        (post-           (pre-
                                                     acquisition)  acquisition)    acquisition)
                                                         Year        Nine months    Nine months
                                                        ended          ended          ended
                                                     September 30,  September 30,  September 30,
                                                         2002           2001          2001
                                                     ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss for the period                           $(5,752,377)   $  (493,450)   $   (90,477)
   Adjustments to reconcile net loss
     to net cash provided by operating activities
       Depreciation                                        3,372          1,234             --
       Amortization of prepaid expenses originally
         paid with common stock                           62,597          6,016             --
       Compensation expense related to common
         stock issuances at less than "fair value"       527,500         76,000             --
       Compensation expense related to fair
         value of vested stock options                 1,664,275             --             --
       Carrying value impairment adjustment
         on investments in other companies                    --        137,230             --
       Consulting, legal and other expenses
         paid with common stock                        1,563,263             --         90,000
       (Increase) Decrease in
         Prepaid expenses and other                         (615)            --             --
       Increase (Decrease) in
         Accounts payable - trade                        960,212          9,625             --
         Accrued interest payable                          9,851             --             --
         Accrued officer compensation                    246,000             --             --
                                                     ------------   ------------   ------------
NET CASH USED IN OPERATING ACTIVITIES                   (715,923)      (263,345)          (477)
                                                     ------------   ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Cash advanced by (to) officers                         38,670         (8,742)            --
   Purchase of property and equipment                    (17,814)        (7,400)            --
   Cash paid for investments in other companies               --        (40,000)            --
                                                     ------------   ------------   ------------
NET CASH USED IN INVESTING ACTIVITIES                     20,856        (56,142)            --
                                                     ------------   ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Cash contributed to support operations                     --             --            477
   Proceeds from short-term working capital loans        223,000             --             --
   Proceeds from sale of preferred stock                  32,000        100,000             --
   Proceeds from sale of common stock                    421,010        252,500             --
                                                     ------------   ------------   ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                676,010        352,500            477
                                                     ------------   ------------   ------------
INCREASE (DECREASE) IN CASH                              (19,057)        33,013             --
Cash at beginning of period                               33,013             --             --
                                                     ------------   ------------   ------------
CASH AT END OF PERIOD                                $    13,956    $    33,013    $        --
                                                     ============   ============   =============

                                          - CONTINUED -

The accompanying notes are an integral part of these financial statements.

                         COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY
                            (formerly Eldorado Financial Group, Inc.)
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                Year ended September 30, 2002 and
                              Nine months ended September 30, 2001

                                                       (post-        (post-           (pre-
                                                     acquisition)  acquisition)    acquisition)
                                                         Year        Nine months    Nine months
                                                        ended          ended          ended
                                                     September 30,  September 30,  September 30,
                                                         2002           2001          2001
                                                     ------------   ------------   ------------
SUPPLEMENTAL DISCLOSURE OF
   INTEREST AND INCOME TAXES PAID
     Interest paid for the period                    $        --    $       150    $         --
                                                     ============   ============   =============
     Income taxes paid for the period                $        --    $        --    $         --
                                                     ============   ============   =============

SUPPLEMENTAL DISCLOSURE OF
   NON-CASH INVESTING AND FINANCING ACTIVITIES
     Redemption of Series A Preferred Stock
       for investments in other companies            $   169,098    $        --    $         --
                                                     ============   ============   =============
     Conversion of short-term working capital
       loans to common stock                         $   161,000    $        --    $         --
                                                     ============   ============   =============




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


NOTE B - PREPARATION OF FINANCIAL STATEMENTS

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


NOTE B - PREPARATION OF FINANCIAL STATEMENTS - CONTINUED

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


NOTE C - RELATED PARTY TRANSACTIONS

Prior to the November 3, 2001 acquisition of Transmission Technology Corporation
(TTC) by the Company, TTC engaged in significant transactions involving both Preferred Stock and Common Stock of TTC with Red Guard Industries, Inc. (Red Guard), an entity in which a shareholder, officer, and director of TTC, and subsequently, of the Company, is also a shareholder and was an officer through December 2001. Key transactions involving this relationship included the issuance of the Series A and Series B Preferred Stock, the issuance of Common Stock to acquire various marketable and restricted securities in various unrelated entities and to acquire the rights to negotiate to acquire the license to manufacture, develop and sell certain patent-pending Composite Reinforced Aluminum Conductor technology.

On September 30, 2002, the Company and Red Guard consummated a transaction whereby Red Guard exchanged 100.0% of the issued and outstanding Series A Preferred Stock; all accrued, but unpaid, dividends; certain short term working capital loans; and all accrued, but unpaid, interest, in return for certain of the Company's investment interests in other companies


NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

2.   Property and Equipment - continued
     ----------------------------------

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

       Available-for-Sale Securities - Equity securities not classified in other categories are reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of shareholders' equity.

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

7.   Income taxes
     ------------

     The Company utilizes the asset and liability method of accounting for income taxes. At September 30, 2002 and 2001, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material, consist of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily allowance for doubtful accounts and accumulated depreciation.

     As of September 30, 2002 and 2001, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

8.   Income (Loss) per share
     -----------------------

     Basic earnings (loss) per share is computed by dividing the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of September 30, 2002 and 2001, the Company's outstanding stock options are considered anti-dilutive due to the Company's net operating loss position.


NOTE E - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

Interest rate risk is the risk that the Company's earnings are subject to fluctuations in interest rates on either investments or on debt and is fully dependent upon the volatility of these rates. The Company does not use derivative instruments to moderate its exposure to interest rate risk, if any.

Financial risk is the risk that the Company's earnings are subject to fluctuations in interest rates or foreign exchange rates and are fully dependent upon the volatility of these rates. The Company does not use derivative instruments to moderate its exposure to financial risk, if any.

                 COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY
                    (formerly Eldorado Financial Group, Inc.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NOTE F - YEAR-END CHANGE AND COMPARABILITY (UNAUDITED)

On December 28, 2001, the Company's Board of Directors elected to change the fiscal year-end of the Company from December 31 to September 30. Additionally, the Board of Directors established the initial year-end of September 30 for the Registrant's wholly-owned subsidiary, Transmission Technology Corporation. The following unaudited information presents selected annualized financial data as if the fiscal year had been reset as of September 30, 2001, respectively.

                                                          (pre-acquisition)
                                                           October 1, 2000
                                                               through
                                                         September 30, 2001
                                                         ------------------

         Revenues                                           $         --
         Gross profit                                                 --
         Income taxes                                                 --
         Loss from continuing operations                         (90,636)
         Earnings per share                                          nil
         Proforma weighted-average number
           of shares issued and outstanding                   66,500,000


NOTE G - CONTRACT RIGHTS

On April 12, 2001, TTC issued 165 shares of restricted, unregistered Series A Cumulative and Convertible Preferred Stock to Red Guard to acquire the rights to negotiate to acquire the license from W.B.G., Inc. ("WBG") to manufacture, develop and sell certain patent-pending Composite Reinforced Aluminum Conductor technology. This transaction was valued at an agreed-upon amount of approximately $165,000. WBG and Red Guard were and are unrelated entities.

TTC entered into a technology license agreement with WBG on May 7, 2001 (the "License Agreement"). The License Agreement related to patent pending composite reinforced aluminum conductor technologies and all improvements and gave TTC an exclusive license to the technologies covered by the License Agreement.

In the License Agreement, WBG represented and warranted to TTC that WBG had the right to enter into the License Agreement, including without limitation the right to grant TTC the exclusive rights to the technologies covered by the License Agreement.

TTC agreed to pay royalties to WBG, initially at a maximum rate of 5% of Gross Revenues (as defined in the License Agreement) received by TTC from the sale of the technology products until sales of product have equaled the design capacity of the first commercial composite core production line. Design capacity shall be defined as the pultruded composite core capacity stated on the specifications by the builder (WBG) as mutually agreed upon by TTC. The royalty shall decline by one percent (1%) of Gross Revenues upon the addition of each new composite core production line until the fourth line is installed whereupon WBG would receive a royalty of two percent (2%) of Gross Revenues received by TTC from the sale of the technology products. In the event of any sub-license agreements, TTC shall pay the same royalty to WBG as it would if it sold the products itself.

                 COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY
                    (formerly Eldorado Financial Group, Inc.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NOTE G - CONTRACT RIGHTS - CONTINUED

WBG also agreed to provide TTC full disclosure of all current and future technologies covered by the License Agreement as well as disclosure of any interested parties in such technologies. TTC agreed to pay WBG to design, build, install and provide specifications, manuals and training to complete commercial product equipment lines for the technologies, with the price and specifications to be mutually agreed upon. TTC would advance funds to WBG for each phase as required under a mutually agreed upon budget and schedule. If WBG is unable to supply said additional commercial product lines, then TTC shall have the right to produce same. No such requirements exist as of September 30, 2002 or subsequent thereto.

As of September 30, 2002 and subsequent thereto, the Company, TTC and WBG are involved in litigation regarding the interpretation and enforcement of the License Agreement. (See Note O - Litigation Contingencies). Management is of the opinion that the license agreement will be upheld and no valuation impairment of the original agreed-upon acquisition cost has been provided in the accompanying financial statements.


NOTE H - INVESTMENTS IN OTHER COMPANIES

Investments in other companies consists of the following at September 30, 2002 and 2001:

                                            Carrying value at  Carrying value at
                                              September 30,      September 30,
     Investee company                            2002                2001
     ----------------                       -----------------  -----------------
Held-to-Maturity
----------------
   Integrated Performance Systems, Inc.          $1,000            $ 1,000
   STL Group, Inc.                                   --              1,000
   TMA Ventures, LLC/ MEMX, Inc.                     --              1,000
   AMJ Logistics, Inc.                               --             42,020
                                                 ------            -------
       Totals                                    $1,000            $45,020
                                                 ======            =======

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

On September 30, 2002, the Company and Red Guard consummated a transaction whereby Red Guard exchanged 100.0% of the issued and outstanding Series A Preferred Stock; all accrued, but unpaid, dividends; certain short term working capital loans; and all accrued, but unpaid, interest, in return for all of the Company's investment interests in other companies, except for the investment in Integrated Performance Systems, Inc.

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

As a result of all AMJ transactions, through December 31, 2001, the Company owned an aggregate 114,125 shares of AMJ, including the initial 1,000 shares acquired in the April 12, 2001 transaction.


NOTE I - INCOME TAXES

The components of income tax (benefit) expense for the year ended September 30, 2002 and the nine months ended September 30, 2001, respectively, are as follows:

                                    (post-           (post-          (pre-
                                  acquisition)    acquisition)    acquisition)
                                      Year         Nine months     Nine months
                                     ended           ended           ended
                                  September 30,   September 30,   September 30,
                                      2002            2001            2001
                                  -------------   -------------   -------------

       Federal:
         Current                    $     --        $     --        $     --
         Deferred                         --              --              --
                                    --------        --------        --------
                                          --              --              --
       State:
         Current                          --              --              --
         Deferred                         --              --              --
                                    --------        --------        --------
                                          --              --              --
                                    --------        --------        --------

         Total                      $     --        $     --        $     --
                                    ========        ========        ========

As of September 30, 2002, the Company has a net operating loss carryforward of approximately $5,200,000 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2020. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.


                (Remainder of this page left blank intentionally)

                 COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY
                    (formerly Eldorado Financial Group, Inc.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NOTE I - INCOME TAXES - CONTINUED

The Company's income tax expense for the year ended September 30, 2002 and the nine months ended September 30, 2001, are as follows:

                                                            (post-           (post-          (pre-
                                                         acquisition)    acquisition)    acquisition)
                                                            Year         Nine months     Nine months
                                                            ended           ended           ended
                                                         September 30,   September 30,   September 30,
                                                             2002            2001            2001
                                                         -------------   -------------   -------------

Statutory rate applied to income before income taxes     $ (1,955,800)   $   (167,800)   $    (30,800)
Increase (decrease) in income taxes resulting from:
     State income taxes                                            --              --              --
     Other, including reserve for deferred tax asset        1,955,800         167,800          30,800
                                                         -------------   -------------   -------------
       Income tax expense                                $         --    $         --    $         --
                                                         =============   =============   =============


Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs, statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities and timing of the deductibility of accrued executive compensation give rise to deferred tax assets and liabilities as of September 30, 2002 and 2001, respectively:

                                                   September 30,   September 30,
                                                      2002             2001
                                                   -------------  -------------
       Deferred tax assets
         Net operating loss carryforwards          $  1,768,000   $     64,825
         Less valuation allowance                    (1,768,000)       (64,825)
                                                   -------------  -------------
       Net Deferred Tax Asset                      $         --   $         --
                                                   =============  =============

During the year ended September 30, 2002 and the nine months ended September 30, 2001, respectively, the reserve for the deferred current tax asset increased by approximately $1,703,175 and $64,825, respectively.


NOTE J - PREFERRED STOCK TRANSACTIONS

Preferred stock consists of the following as of September 30, 2002 and 2001, respectively:

                                                 September 30            September 30,
                                                    2002                     2001
                                             ---------------------    --------------------
                                             # shares    par value    # shares   par value
                                             --------    ---------    --------   ---------
Series A Cumulative Convertible Stock             --     $     --         165    $     --
Series B Cumulative Convertible Stock          1,320            1       1,000           1
                                             --------    ---------    --------   ---------
     Totals                                    1,320     $      1       1,165           1
                                             ========    =========    ========   =========

                 COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY
                    (formerly Eldorado Financial Group, Inc.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NOTE J - PREFERRED STOCK TRANSACTIONS - CONTINUED

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

On June 27, 2001, TTC authorized and allocated 2,000 shares of Series B 10% Cumulative Convertible Preferred Stock. The Series B Preferred Stock (Series B Stock) was issued at $100.00 per share. The Series B Stock shall be entitled to receive cumulative cash dividends at a rate of 10.0% per annum of the issue price ($100.00 per share) from the date of issuance of the shares until such shares are converted into common stock or redeemed by the Company. The dividends shall be payable quarterly on the last day of March, June, September and December in each year, commencing on September 30, 2001. Any dividends on the Series B Stock that are not paid within 30 days after the date upon which payment thereof is due shall bear interest at 10.0% per annum from such date until ultimately paid. The shares are convertible into common stock at a rate of $1.25 per effective post-acquisition share at the election of the holder beginning 90 days after the date of issuance. The Series B Stock is callable at a price of 109.0% at any time by TTC upon 10-day advance written notice. TTC sold 1,000 Series B Shares to Red Guard for cash proceeds of approximately $100,000 on August 28, 2001 and 320 shares to an unrelated third party for cash proceeds of approximately $32,000 on October 11, 2001.

On September 30, 2002, the Company and Red Guard consummated a transaction whereby Red Guard exchanged 100.0% of the issued and outstanding Series A Preferred Stock; all accrued, but unpaid, dividends; certain short- term working capital loans; and all accrued, but unpaid, interest in return for certain of the Company's investment interests in other companies.


NOTE K - COMMON STOCK TRANSACTIONS

On November 3, 2001, in connection with a business combination transaction, the Company's then controlling shareholder surrendered and cancelled an aggregate 3,116,515 shares of common stock to the Company for no consideration. The effect of this transaction was to reduce the common stock account by the par value (approximately $3,117) and increase the additional paid-in capital account. This transaction reduced the issued and outstanding common stock to 6,050,000 shares.

On November 3, 2001, the Company executed an Agreement and Plan of Reorganization whereby the Company issued an aggregate 60,000,000 shares of restricted, unregistered common stock to the shareholders of Transmission Technology Corporation (TTC) in exchange for 100.0% of the issued and outstanding stock of TTC. TTC was incorporated as a Nevada corporation on March 28, 2001 to own a license agreement related to patent- pending composite reinforced electrical transmission lines utilizing composite core materials. Transmission Technology Corporation became a wholly-owned subsidiary of the Company.

                 COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY
                    (formerly Eldorado Financial Group, Inc.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NOTE K - COMMON STOCK TRANSACTIONS - CONTINUED

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

On October 30, 2001, TTC issued an aggregate 79,402 equivalent post-acquisition shares of restricted, unregistered common stock to its corporate law firm at an agreed-upon value of approximately $300,000 as a retainer for future legal services to be provided during a one-year period from October 30, 2001. The retainer shares shall vest against normal monthly billings from the law firm to the Company using the agreed-upon valuation of $3.78 per share, regardless of the open market price of the Company's common stock during the billing month. If the aggregate market value of the 79,402 shares are worth less than $450,000 in the open market at the average mean of the bid and ask price for the shares during the one-month period just preceding the first anniversary of the retainer agreement (October 30, 2002) then the law firm will have 15 days to make a written election to either a) exercise a downward adjustment in the agreed-upon price of $3.78 to an amount of not less than $1.89 per share, which would cause the Company to issue up to an additional 79,402 equivalent post- acquisition shares to the law firm or b) put all 79,402 shares back to the Company and require payment in cash for the legal services provided during the initial term of the agreement. During January 2002, the Company and the law firm agreed to rescind this transaction and the 79,402 shares were returned to the Company. All future transactions between the Company and the law firm will be conducted on a cash transaction basis.

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

On February 27, 2002, the Company filed a Registration Statement Under The Securities Act of 1933 on Form S-8 to register an aggregate 9,000,000 shares of common stock pursuant to the 2002 Non-Qualified Stock Compensation Plan. During the period from February 28, 2002 through September 30, 2002, the Company issued an aggregate 5,929,868 shares of common stock pursuant to this plan. These shares were issued at prices ranging between $0.19 and $1.85 per share, as based on the closing quoted stock price on the respective date of each transaction. These transactions were valued at an aggregate of approximately $2,701,490.

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

                 COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY
                    (formerly Eldorado Financial Group, Inc.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NOTE K - COMMON STOCK TRANSACTIONS - CONTINUED

In July and August 2002, the Company issued an aggregate 350,000 shares of the Company's restricted, unregistered common stock to two separate unrelated entities for consulting services. These transactions were valued at approximately $95,000, which approximates the "fair value" of the Company's stock on the date of the transaction using the discounted closing price of the Company's common stock as quoted on the NASDAQ Electronic Bulletin Board.

In July and September, 2002, the Company issued an aggregate 866,173 shares of the Company's restricted, unregistered common stock to four separate individuals, several of whom were existing shareholders of the Company, for conversion of short-term working capital loans and accrued, but unpaid, interest. These transactions were valued at approximately $152,729, which equaled the outstanding debt and was in excess of the"fair value" of the Company's stock on the date of the transaction using the discounted closing price of the Company's common stock as quoted on the NASDAQ Electronic Bulletin Board.

On August 22, 2002, the Company sold 65,790 shares of restricted, unregistered common stock to an individual for cash proceeds of approximately $25,000. This transaction was consummated in excess of the"fair value" of the Company's stock on the date of the transaction using the discounted closing price of the Company's common stock as quoted on the NASDAQ Electronic Bulletin Board.


NOTE L - STOCK OPTIONS

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

                        Options        Options          Options             Options      Exercise price
                        granted       exercised        terminated          outstanding      per share
                        -------       ---------        ----------          -----------      ---------
     Series B
        Preferred       $500,000       $132,000          $368,000          $     --         $100.00

     Totals             $500,000       $132,000          $368,000          $     --

                 COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY
                    (formerly Eldorado Financial Group, Inc.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NOTE L - STOCK OPTIONS - CONTINUED

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

The following table summarizes all common stock options granted through September 30, 2002.

                       Options         Options         Options        Options    Exercise price     Options
                       granted        exercised      terminated      outstanding    per share      not vested
                       -------        ---------      ----------      -----------    ---------      ----------
2001 employees        1,357,740           -              -           1,357,740    $0.31 - $0.35       52,382
2002 consultants      5,950,000       (2,000,000)     (125,000)      3,825,000    $0.08 - $2.00    3,166,666
                    -----------      ------------   -----------    -----------    -------------    ---------
     Totals           7,307,740       (2,000,000)     (125,000)      5,182,740                     3,219,048
                    ===========      ============   ===========    ===========                     =========

The weighted average exercise price of all issued and outstanding options at September 30, 2002 is approximately $0.68 and approximately 1,963,692 of the issued and outstanding options are vested and eligible for exercise.

Effective September 30, 2002, the Company's Board of Directors elected to expense the imputed compensation cost related to stock options granted during Fiscal 2002. The calculations to estimate the fair value of the options were made using the Black-Scholes pricing model which required making significant assumptions, which are listed as follows:

                 COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY
                    (formerly Eldorado Financial Group, Inc.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NOTE L - STOCK OPTIONS - CONTINUED

Expected life of the option:        The initial life of the corresponding option, either five (5) or ten (10) years
Expected volatility in
   the Company's stock price:       100.0%, which was based on fluctuations of the Company's stock price over the past Fiscal year.
Expected dividends:                 Zero (0.00) based on past performance
Anticipated risk free
    interest rate:                  Estimated to be 6.0% at September 30, 2002

This calculation resulted in approximately $1,664,275 being charged to operations for the year ended September 30, 2002 for stock options outstanding.


NOTE M - STOCK WARRANT

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

The following table presents the status of the issued and outstanding stock warrants as of September 30, 2002:

                                        Warrants      Warrants
                                       originally   outstanding at
                                         issued    September 30, 2002   Exercise price
                                         ------    ------------------   --------------
Series A Preferred Stock Warrants       1,905,600        1,897,660      $1.26 per share
                                      -----------      -----------
Totals at September 30, 2002            1,905,600        1,897,660
                                      ===========      ===========


NOTE N - COMMITMENTS

The Company operates in leased offices, located in Irvine, California, on a month-to-month agreement at a rate of approximately $4,600 per month.

                 COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY
                    (formerly Eldorado Financial Group, Inc.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NOTE O - LITIGATION CONTINGENCIES

The following discussion discusses all known or anticipated material legal proceedings commenced by or against CTC or its wholly owned subsidiary, Transmission Technology Corporation ("TTC"):

TRANSMISSION TECHNOLOGY CORPORATION V. W. BRANDT GOLDSWORTHY & Associates, Inc. et al, Case No. 01-07118, was filed in August 15, 2001 before the United States District Court, Central District of California. The principal parties to the suit are Transmission Technology Corporation ("TTC"), C. William Arrington, Composite Technology Corporation ("CTC"), W. Brandt Goldsworthy & Associates, Inc. ("WBGA"), W.B.G., Inc. ("WBG"), Tom Sawyer, and Composite Power Corporation.

On or about May 7, 2001, TTC, a wholly-owned subsidiary of CTC, entered into a written agreement with WBG granting TTC the exclusive license to all WBG teleconductor technologies, including Composite Reinforced Aluminum Conductor and Advanced Composite Reinforced Aluminum Conductor and any improvements by WBGA. The litigation concerns the interpretation and enforcement of the License Agreement. Management intends to vigorously pursue its claims. CTC is continuing to independently develop its own composite reinforced conductor cable, and has filed for patent protection for what it believes to be numerous novel and superior features of its technologies.

DR. CLEM HIEL ET AL. V. W. BRANDT GOLDSWORTHY & Associates, Inc. et al., Case No. 02CC05443, was filed on April 9, 2002 in the State of California for the County of Orange and has now been transferred and is pending before the Superior Court of the State of California for the County of Los Angeles. The principal parties are Dr. Clem Hiel, Dr. Alonso Rodriguez (both of whom are former employees of WBG and/or WBGA and are currently consultants of CTC), WBGA, WBG and W. Brandt Goldsworthy. CTC has agreed to bear the expense of this proceeding because it affects two of CTC's consultants. These consultants are involved in the commercialization of CTC's novel aluminum conductor composite core cable.

JARBLUM V. TRANSMISSION TECHNOLOGY CORPORATION ET AL., Case No. SC-072087, was filed on May 13, 2002 in the Superior Court of the State of California for the County of Los Angeles, West District. The principal parties are Plaintiff William Jarblum and Defendants TTC, CTC, and C. William Arrington. Plaintiff seeks $250,000 in unpaid legal fees. CTC believes that it has valid defenses and intends to vigorously contest the claim. Due to CTC's cash position, a judgment in favor of Plaintiff on this claim could have a material negative effect on CTC's plan of operation.

TRANSMISSION TECHNOLOGY CORPORATION ET AL. V. TOM SAWYER, Case No. 02CC10972, was filed on June 21, 2002 in the Superior Court of the State of California for the County of Orange and has now been transferred to the United States District Court, Central District of California after being allowed to be included in the action of TTC vs WBG/WBGA et al. The principal parties are TTC, CTC, Arrington, Wilcoxon, and Sawyer.

Plaintiffs seek declaratory relief and an injunction against Sawyer, as well as damages arising from various tort causes of actions, including without limitation tortuous interference with contract, fraud, legal malpractice, and breach of fiduciary duty. This proceeding is indirectly related to the litigation concerning the License Agreement.

                 COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY
                    (formerly Eldorado Financial Group, Inc.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NOTE O - LITIGATION CONTINGENCIES - CONTINUED

TRANSMISSION TECHNOLOGY CORPORATION ET AL. V. MICHAEL WINTERHALTER, ET AL., Case No. 02CC12539 was filed July 26, 2002 in the Superior Court of the State of California for the County of Orange.

TTC/CTC filed suit against Winterhalter (a WBG employee or business associate) based on his campaign against TTC/CTC by contacting third parties and disparaging TTC/CTC and threatening third parties with lawsuits for dealing with TTC/CTC. This proceeding is indirectly related to the litigation concerning the License Agreement.

Other than the matters discussed above, the Company is not a party to any other legal proceedings.


NOTE P - COMMITMENTS

PROFESSIONAL SERVICES CONSULTING AGREEMENTS
-------------------------------------------

The Company has entered into various consulting agreements for professional and product development services as follows:

A contract with an individual for product development and research services at a rate of $15,000 per month. This agreement commenced in April 2002 and is for an initial term of one year with automatic renewals, subject to 30 day cancellation by either party. This agreement also included a "signing bonus" of $10,000 cash and 10,000 shares of common stock issued pursuant to a Registration Statement under the Securities Act of 1933 on Form S-8. Further, the Company is obligated to pay the individual interest on unpaid amounts at a rate of 10.0% per annum.

A contract with an individual for product development research at a rate of $500 per day. This contract is cancellable at any time by either party.

A contract with an unrelated partnership for legal services at a rate of $300 per hour, payable in common stock issued pursuant to a Registration Statement under the Securities Act of 1933 on Form S-8. The Company is required to issue common stock in blocks of 100,000 shares to prepay for these legal services. This agreement commenced in January 2002 for a one-year term. This agreement also contained the granting of options to purchase up to 200,000 shares of common stock pursuant to a Registration Statement under the Securities Act of 1933 on Form S-8 at a price of $1.75 per share for 100,000 options and $2.00 per share for 100,000 per share. The options vested on the grant date.

A contract with a corporation, who's controlling officer sits on the Company's product development/advisory board, for product development and research services at a rate of $19,500 per month. This agreement commenced in January 2002 and expires in December 2006. This agreement also contained the granting of options to purchase up to 635,000 shares of common stock pursuant to a Registration Statement under the Securities Act of 1933 on Form S-8 at a price of $1.31 per share. The options vest in pro-rata equal segments of 20.0% of the total grant on an annual basis starting in December 2002. The Company is obligated to pay the individual interest on unpaid amounts at a rate of 10.0% per annum and is obligated to pay a royalty to the individual equal to 0.35% of gross revenues on all products sold by the Company using technology developed by this individual.

                 COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY
                    (formerly Eldorado Financial Group, Inc.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NOTE P - COMMITMENTS - CONTINUED

PROFESSIONAL SERVICES CONSULTING AGREEMENTS - CONTINUED
-------------------------------------------------------

A contract with a corporation, who's controlling officer sits on the Company's product development/advisory board, for product development and research services at a rate of $25,000 per month. This agreement commenced in January 2002 and runs for an indefinite time period. This agreement also contained the granting of options to purchase up to 750,000 shares of common stock pursuant to a Registration Statement under the Securities Act of 1933 on Form S-8 at a price of $1.00 per share. The options vest in pro-rata equal segments of 20.0% of the total grant on an annual basis starting in December 2002. The Company is obligated to pay the individual interest on unpaid amounts at a rate of 10.0% per annum and is obligated to pay a royalty to the individual equal to 0.35% of gross revenues on all products sold by the Company using technology developed by this individual.

A contract with an individual to provide Chief Financial Officer services at a rate of $7,000 per month. This agreement commenced in January 2002 and was terminated in November 2002.

FINANCIAL SERVICES AGREEMENTS
-----------------------------

A contract with an unrelated corporation for financial consulting services at a rate of $500,000 per year, payable in common stock issued pursuant to a Registration Statement under the Securities Act of 1933 on Form S-8. This agreement commenced in March 2002 and expires in March 2004. This agreement also contained the granting of options to purchase up to 1,000,000 shares of common stock pursuant to a Registration Statement under the Securities Act of 1933 on Form S-8 at a price of $0.10 per share. The options vest in pro-rata equal segments in April 2002, January 2003 and January 2004.

A contract with an unrelated individual for financial consulting services at a rate of $100,000 per year, payable in 75,000 shares of common stock issued pursuant to a Registration Statement under the Securities Act of 1933 on Form S-8. This agreement commenced in March 2002 and automatically renews annually unless cancelled by either party with the appropriate notice, as defined in this agreement. This agreement also contained the granting of options to purchase up to 250,000 shares of common stock pursuant to a Registration Statement under the Securities Act of 1933 on Form S-8 at a price of $1.25 per share. The options vest in pro-rata equal segments of 1/12 of the total grant on a monthly basis starting in March 2002. This contract will be cancelled by the Company in the first calendar quarter of 2003.

A contract with an individual for financial consulting services for 1,000,000 shares of common stock issued pursuant to a Registration Statement under the Securities Act of 1933 on Form S-8. This contract commenced on January 2002 and expires in January 2003. This agreement commenced in January 2002 for a one-year term. This agreement also contained the granting of options to purchase up to 1,000,000 shares of common stock pursuant to a Registration Statement under the Securities Act of 1933 on Form S-8 at a price of $0.40 per share. The options vested on the grant date and have all been exercised as of September 30, 2002. Further, the Company is obligated to pay the individual a success fee equal to 10.0% on all equity capital raised by the individual. As of September 30, 2002, the Company had no obligation under the "success fee" portion of this agreement.

                 COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY
                    (formerly Eldorado Financial Group, Inc.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NOTE P - COMMITMENTS - CONTINUED

FINANCIAL SERVICES AGREEMENTS - CONTINUED
-----------------------------------------

A finders fee agreement for capital financing with an unrelated corporation on a "successful efforts" basis at a rate of 5.0% of the total gross investment received by the Company as facilitated under this agreement. Further, if successful, the Company will issue to the finder a warrant to purchase up to 300,000 shares of common stock at a strike price equal to the price paid by the respective investor under this agreement. This contract will be cancelled by the Company in the first calendar quarter of 2003.

A finders fee agreement for capital financing with an unrelated corporation on a "successful efforts" basis at a rate of 6.0% of the total gross investment received by the Company as facilitated under this agreement and 200,000 shares of unregistered, restricted common stock. Further, if successful by early-November 2002 (as defined in the agreement), the Company will issue an additional 200,000 shares of restricted, unregistered common stock to the consultant. This agreement expired in December 2002.

A consulting agreement with an unrelated entity for the procurement of qualified consultants to deliver capital financing on a "successful efforts" basis for a one-time fee of 400,000 shares of unregistered, restricted common stock as compensation for all consultants. Further, the entity will also receive a commission of 10.0% in cash and 10.0% in equivalent warrants for stock for successful funding through sources identified by this entity.

A finders fee agreement for capital financing with an unrelated entity which requires a one-time fee of 40,000 shares of unregistered, restricted common stock with registration rights upon the delivery of a qualified Letter of Intent for the funding of either equity, subordinated debt or senior debt. Further, the agreement requires a cash commission equal to 8.0% if the investment is in the form of equity; 6.0% if the investment is in the form of subordinated debt and 2.0% if the investment is in the form of senior debt. This contract will be cancelled by the Company in the first calendar quarter of 2003.

A finders fee agreement for capital financing with an unrelated individual on a "successful efforts" basis at a rate of 4.0% of the total gross investment received by the Company as facilitated under this agreement. This agreement is expected to be either cancelled or significantly modified during the first calendar quarter of 2003.

A finders fee agreement for capital financing with an unrelated entity on a "successful efforts" basis at a rate of 5.0% of the gross proceeds raised from sources introduced by this entity, with a minimum fee of $100,000. This agreement is dated August 2002 and has defined cancellation terms. The Company anticipates cancelling this agreement during the first calendar quarter of 2003.


NOTE Q - SUBSEQUENT EVENTS

In November 2002, the Company issued a Private Placement Memorandum to issue a Unit at $0.10 per unit. Each Unit consists of one share of unregistered, restricted common stock and one Series E warrant to purchase one share of unregistered, restricted common stock. In November and December 2002, the Company sold an aggregate 1,172,500 Units for gross proceeds of approximately $117,250. The Company also paid a 10.0% commission to an unrelated broker as compensation for these capital placement activities.

                 COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY
                    (formerly Eldorado Financial Group, Inc.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NOTE Q - SUBSEQUENT EVENTS - CONTINUED

During the fourth quarter of 2002, the Company issued a separate Private Placement Memorandum to issue a Unit at $1.80 per Unit. Each Unit consisted of 10 shares of unregistered, restricted common stock; 10 Series A warrants and 5 Series B warrants. The Company sold an aggregate 6,400 Units for gross proceeds of approximately $11,520. The Company paid no commissions in connection with these capital placement activities.

The Company, subsequent to September 30, 2002, issued an aggregate 1,500,000 shares of common stock registered pursuant to a Registration Statement under the Securities Act of 1933 on Form S-8 to two individuals for legal services (500,000 shares) and product development/research services (1,000,000 shares).



                (Remainder of this page left blank intentionally)