Form 10QSB
period 2002-12-31
COMPOSITE TECHNOLOGY CORP
filed 2003-02-14
CIK 317477

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

--------------------------------------------------------------------------------

(Mark one)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.

              FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2002

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the transition period from ______________ to _____________

--------------------------------------------------------------------------------

                         Commission File Number: 0-10999
                                                 -------

                        COMPOSITE TECHNOLOGY CORPORATION
        (Exact name of small business issuer as specified in its charter)

        Nevada                                                 59-2025386
------------------------                                ------------------------
(State of incorporation)                                (IRS Employer ID Number)

          18881 Von Karman Avenue, Suite 1630, Irvine, California 92612
          -------------------------------------------------------------
                    (Address of principal executive offices)

                                 (949) 756-1091
                                 --------------
                           (Issuer's telephone number)

--------------------------------------------------------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: February 7, 2003: 79,431,429
                                          ----------------------------

Transitional Small Business Disclosure Format (check one):   YES [ ]  NO [X]

                        COMPOSITE TECHNOLOGY CORPORATION

               Form 10-QSB for the Quarter ended December 31, 2002

                                Table of Contents


                                                                          Page
                                                                          ----
PART I - FINANCIAL INFORMATION

   Item 1  Financial Statements                                             3

   Item 2  Management's Discussion and Analysis or Plan of Operation       20

   Item 3  Controls and Procedures                                         22

PART II - OTHER INFORMATION

   Item 1  Legal Proceedings                                               23

   Item 2  Changes in Securities                                           24

   Item 3  Defaults Upon Senior Securities                                 24

   Item 4  Submission of Matters to a Vote of Security Holders             24

   Item 5  Other Information                                               24

   Item 6  Exhibits and Reports on Form 8-K                                24

SIGNATURES                                                                 25

CERTIFICATIONS                                                             26

CERTIFICATIONS PURSUANT TO SARBANES-OXLEY ACT OF 2002

PART 1 - ITEM 1 - FINANCIAL STATEMENTS

                               COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY
                                         CONSOLIDATED BALANCE SHEETS
                                          December 31, 2002 and 2001

                                                 (UNAUDITED)

                                                                                December 31,     December 31,
ASSETS                                                                              2002             2001
------                                                                          ------------     ------------
CURRENT ASSETS
   Cash on hand and in bank                                                     $    97,899      $        --
   Advances to officers                                                                  --           15,841
   Prepaid expenses and other                                                        67,253           30,078
                                                                                ------------     ------------
     TOTAL CURRENT ASSETS                                                           165,152           45,919
                                                                                ------------     ------------

PROPERTY AND EQUIPMENT - AT COST                                                    128,164            8,684
   Accumulated depreciation                                                          (5,956)          (1,915)
                                                                                ------------     ------------
     NET PROPERTY AND EQUIPMENT                                                     122,208            6,769
                                                                                ------------     ------------

OTHER ASSETS
   Contract rights                                                                  165,000          165,000
   Investments in other companies                                                     1,000          236,270
                                                                                ------------     ------------

TOTAL ASSETS                                                                    $   453,360      $   453,958
                                                                                ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES
   Accounts payable - trade                                                     $ 1,300,782      $   264,076
   Accrued interest payable                                                          13,101               --
   Accrued dividends payable                                                         17,392           16,246
   Accrued officer compensation                                                     309,778               --
                                                                                ------------     ------------
     TOTAL CURRENT LIABILITIES                                                    1,641,053          280,322

LONG-TERM LIABILITIES
   Deferred compensation - fair
     value of vested stock options                                                1,664,275               --
                                                                                ------------     ------------
     TOTAL LIABILITIES                                                            3,305,328          280,322
                                                                                ------------     ------------

COMMITMENTS AND CONTINGENCIES

                         SHAREHOLDERS' EQUITY (DEFICIT)
                       Preferred stock - $0.001 par value
     5,000,000 shares authorized
     1,320 and 1,485 shares issued and outstanding, respectively                          1                1
   Common stock - $0.001 par value
     200,000,000 shares authorized
     75,611,429 and 66,542,500 shares issued and outstanding,  respectively          75,611           66,543
   Additional paid-in capital                                                     3,742,230        1,110,341
   Accumulated deficit                                                           (6,669,810)        (501,672)
                                                                                ------------     ------------
     TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                                        (2,851,968)         173,636
                                                                                ------------     ------------

   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                   $   453,360      $   291,300
                                                                                ============     ============

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

                                                                                                            3

                 COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                  Three months ended December 31, 2002 and 2001

                                   (UNAUDITED)


                                                  Three months      Three months
                                                     ended             ended
                                                  December 31,      December 31,
                                                     2002              2001
                                                 -------------     -------------

REVENUES                                         $         --      $         --
                                                 -------------     -------------
EXPENSES
   Research and development expenses                  211,703                --
   Officer compensation                                30,000                --
   General and administrative expenses                 52,884           101,985
   Legal, professional and consulting fees            107,403           390,885
   Interest expense                                     3,250                --
   Depreciation                                         1,350               681
                                                 -------------     -------------

     TOTAL OPERATING EXPENSES                         406,590           493,553
                                                 -------------     -------------

LOSS FROM OPERATIONS                                 (406,590)         (493,553)

PROVISION FOR INCOME TAXES                                 --                --
                                                 -------------     -------------

NET LOSS                                             (406,590)         (493,553)

OTHER COMPREHENSIVE INCOME                                 --                --
                                                 -------------     -------------

COMPREHENSIVE LOSS                               $   (406,590)     $   (493,553)
                                                 =============     =============

Earnings per share of common stock
   outstanding computed on net income
   - basic and fully diluted                     $      (0.01)     $      (0.01)
                                                 =============     =============

Weighted-average number of shares
   outstanding - basic and fully diluted           74,171,081        66,512,935
                                                 =============     =============

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

                    COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                          Three months ended December 31, 2002

                                      (UNAUDITED)

                                                       Three months       Three months
                                                          ended              ended
                                                       September 30,      September 30,
                                                           2002               2001
                                                      --------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss for the period                            $    (406,590)     $    (493,553)
   Adjustments to reconcile net loss
     to net cash provided by operating activities
       Depreciation                                           1,350                681
       (Increase) Decrease in
         Prepaid expenses and other                          29,318              3,281
       Increase (Decrease) in
         Accounts payable - trade                           330,945            254,451
         Accrued interest payable                             3,250                 --
         Accrued officer compensation                        30,000                 --
                                                      --------------     --------------
NET CASH USED IN OPERATING ACTIVITIES                       (11,727)          (235,140)
                                                      --------------     --------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Cash advanced by (to) officers                             3,850             (7,099)
   Purchase of property and equipment                      (102,950)            (1,284)
                                                      --------------     --------------
NET CASH USED IN INVESTING ACTIVITIES                       (99,100)            (8,383)
                                                      --------------     --------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from sale of preferred stock                         --             32,000
   Proceeds from sale of common stock                       194,770            178,510
                                                      --------------     --------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                   194,770            210,510
                                                      --------------     --------------

INCREASE (DECREASE) IN CASH                                  83,943            (33,013)
Cash at beginning of period                                  13,956             33,013
                                                      --------------     --------------

CASH AT END OF PERIOD                                 $      97,899      $          --
                                                      ==============     ==============

SUPPLEMENTAL DISCLOSURE OF
   INTEREST AND INCOME TAXES PAID
     Interest paid for the period                     $          --      $          --
                                                      ==============     ==============
     Income taxes paid for the period                 $          --      $          --
                                                      ==============     ==============

SUPPLEMENTAL DISCLOSURE OF
   NON-CASH INVESTING AND FINANCING ACTIVITIES
     Common stock exchanged for
       Investment in Other Companies                  $          --      $     191,250
                                                      ==============     ==============

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

2.   Property and Equipment - continued
     ----------------------

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

7.   Income taxes
     ------------

     The Company utilizes the asset and liability method of accounting for income taxes. At December 31, 2002 and 2001, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material, consist of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily allowance for doubtful accounts and accumulated depreciation.

     As of December 31, 2002 and 2001, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

8.   Income (Loss) per share
     -----------------------

     Basic earnings (loss) per share is computed by dividing the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of December 31, 2002 and 2001, the Company's outstanding stock options are considered anti-dilutive due to the Company's net operating loss position.


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

Through February 2003, the Company, TTC and WBG were involved in litigation regarding the interpretation and enforcement of the License Agreement. (See Note N - Litigation Contingencies). During February 2003, all litigation was settled involving the "license dispute" and 3 other related cases. This included a new license agreement was signed which with W. Brandt Goldsworthy & Associates, Inc.
(WBGA), which allows CTC to produce electrical cables using any patent which may be granted as a result of WBGA's patent application on CRAC1 technology, for which CTC will owe a royalty of 1% to WBGA. If CTC's ACCC cable product uses any claim from CRAC1 that is granted by the Patent Office, then CTC will owe a royalty of 2% to WBGA.

                 COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY

NOTE G - INVESTMENTS IN OTHER COMPANIES

Investments in other companies consists of the following at December 31, 2002 and 2001:

                                             Carrying       Carrying
                                             value at       value at
                                            December 31,   December 31,
     Investee company                           2002           2001
     ----------------                       -----------    -----------
Held-to-Maturity
----------------
   Integrated Performance Systems, Inc.     $    1,000     $    1,000
   STL Group, Inc.                                  --          1,000
   TMA Ventures, LLC/ MEMX, Inc.                    --          1,000
   AMJ Logistics, Inc.                              --        233,270
                                            -----------    -----------
       Totals                               $    1,000     $  236,270
                                            ===========    ===========

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


NOTE H - INCOME TAXES

The components of income tax (benefit) expense for the three months ended December 31, 2002 and 2001, respectively, are as follows:

                                            Three months        Three months
                                               ended               ended
                                            December 31,        December 31,
                                                2002                2001
                                            ------------        ------------
       Federal:
         Current                            $        --         $        --
         Deferred                                    --                  --
                                            ------------        ------------
                                                     --                  --
                                            ------------        ------------
       State:
         Current                                     --                  --
         Deferred                                    --                  --
                                            ------------        ------------
                                                     --                  --
                                            ------------        ------------

         Total                              $        --         $        --
                                            ============        ============

As of December 31, 2002, the Company has a net operating loss carryforward of approximately $6,300,000 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2020. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

                 COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY

NOTE H - INCOME TAXES - CONTINUED

The Company's income tax expense for the three months ended December 31, 2002 and 2001, respectively, are as follows:

                                                          Three months        Three months
                                                             ended               ended
                                                          December 31,        December 31,
                                                              2002                2001
                                                          ------------        ------------
Statutory rate applied to income before income taxes      $  (138,000)        $  (168,000)
Increase (decrease) in income taxes resulting from:
     State income taxes                                            --                  --
     Other, including reserve for deferred tax asset          138,000             168,000
                                                          ------------        ------------
       Income tax expense                                 $        --         $        --
                                                          ============        ============

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs, statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities and timing of the deductibility of accrued executive compensation give rise to deferred tax assets and liabilities as of December 31, 2002 and 2001, respectively:

                                                          December 31,        December 31,
                                                              2002                2001
                                                          ------------        ------------
       Deferred tax assets
         Net operating loss carryforwards                 $ 1,896,000         $   341,000
         Less valuation allowance                          (1,896,000)           (341,000)
                                                          ------------        ------------
       Net Deferred Tax Asset                             $        --         $        --
                                                          ============        ============

During the three months ended December 31, 2002 and 2001, respectively, the reserve for the deferred current tax asset increased by approximately $128,000 and $167,000, respectively.


NOTE I - PREFERRED STOCK TRANSACTIONS

Preferred stock consists of the following as of December 31, 2002 and 2001, respectively:

                                                  December 31,           December 31,
                                                      2002                   2001
                                                  ------------           ------------
                                              # shares  par value    # shares  par value
                                              --------  ---------    --------  ---------
Series A Cumulative Convertible Stock              --   $     --         165   $     --
Series B Cumulative Convertible Stock           1,320          1       1,320          1
                                              --------  ---------    --------  ---------
     Totals                                     1,320   $      1       1,485          1
                                              ========  =========    ========  =========

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

                 COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY

NOTE I - PREFERRED STOCK TRANSACTIONS - CONTINUED

On September 30, 2002, the Company and Red Guard consummated a transaction whereby Red Guard exchanged 100.0% of the issued and outstanding Series A Preferred Stock; all accrued, but unpaid, dividends; certain short-term working capital loans; and all accrued, but unpaid, interest in return for certain of the Company's investment interests in other companies.


NOTE J - COMMON STOCK TRANSACTIONS

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

                 COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY

NOTE J - COMMON STOCK TRANSACTIONS - CONTINUED

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

During the fourth quarter of 2002, the Company, in conjunction with a separate Private Placement Memorandum sold an aggregate 6,400 Units for gross proceeds of approximately $11,520. Each Unit consisted of 10 shares of unregistered, restricted common stock; 10 Series A warrants and 5 Series B warrants.

During November and December 2002, in conjunction with a separate Private Placement Memorandum, the Company sold an aggregate 1,832,500 Units for gross proceeds of approximately $183,250. Each Unit consists of one share of unregistered, restricted common stock and one Series E warrant to purchase one share of unregistered, restricted common stock.


NOTE K - STOCK OPTIONS

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

                           Options       Options        Options          Options      Exercise price
                           granted      exercised      terminated      outstanding      per share
                           -------      ---------      ----------      -----------      ---------
     Series B
        Preferred         $500,000       $132,000       $368,000        $    --         $100.00
                          ---------      ---------      ---------       --------

     Totals               $500,000       $132,000       $368,000        $    --
                          =========      =========      =========       ========

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

NOTE K - STOCK OPTIONS - CONTINUED

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

The following table summarizes all common stock options granted through December 31, 2002.

                             Options          Options        Options        Options      Exercise price     Options
                             granted         exercised     terminated     outstanding       per share      not vested
                             -------         ---------     ----------     -----------       ---------      ----------
2001 employees              1,357,740               --            --       1,357,740      $0.31 - $0.35       52,382
2002 consultants            5,950,000       (2,000,000)     (125,000)      3,825,000      $0.08 - $2.00    3,166,666
                           -----------      -----------     ---------     -----------                     -----------

     Totals                 7,307,740       (2,000,000)     (125,000)      5,182,740                       3,219,048
                           ===========      ===========     =========     ===========                     ===========

The weighted average exercise price of all issued and outstanding options at December 31, 2002 is approximately $0.68 and approximately 1,963,692 of the issued and outstanding options are vested and eligible for exercise.

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


NOTE L - STOCK WARRANTS

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

NOTE L - STOCK WARRANTS - CONTINUED

On October 18, 2001, the holder of the Warrant to purchase shares of the Company's common stock exercised 7,940 warrants and purchased 7,940 shares of restricted, unregistered common stock for $10,000 cash.

During the fourth quarter of 2002, the Company sold an aggregate 6,400 Units, in conjunction with a separate Private Placement Memorandum, for gross proceeds of approximately $11,520. Each Unit consisted of 10 shares of restricted, unregistered common stock; 10 Series A warrants and 5 Series B warrants. Each Series A warrant entitles the holder to purchase a share of common stock at a price of $0.35 per share and expires at the earlier of December 1, 2003 or 3 weeks following written notification by the Company that our common stock closed at or above $0.61 per share for 5 consecutive trading days. Each Series B warrant entitles the holder to purchase a share of common stock at $0.60 per share and expires at the earlier of June 30, 2004 or 3 weeks following written notification by the Company that our common stock closed at or above $1.05 per share for 5 consecutive trading days

 During November and December 2002, the Company sold an aggregate 1,832,500 Units, pursuant to a separate Private Placement Memorandum, for gross proceeds of approximately $183,250. Each Unit consists of one share of restricted, unregistered common stock and one Series E warrant to purchase one share of unregistered, restricted common stock. Each Series E warrant entitles the holder to purchase a share of common stock at $0.25 per share and expires on December 1, 2004.

The following table presents the status of the issued and outstanding stock warrants as of December 31, 2002:

                                            Warrants           Warrants
                                           originally       outstanding at
                                             issued        December 31, 2002    Exercise price
                                           ----------      -----------------    ---------------
Series A Preferred Stock Warrants           1,905,000          1,897,660        $1.26 per share
Series A Common Stock Warrants                 64,000             64,000        $0.35 per share
Series B Common Stock Warrants                 32,000             32,000        $0.60 per share
Series E Common Stock Warrants              1,832,500          1,832,500        $0.25 per share
                                           -----------        -----------

Totals at December 31, 2002                 3,833,500          3,826,160
                                           ===========        ===========


NOTE M - COMMITMENTS

The Company operates in leased offices, located in Irvine, California, on a month-to-month agreement at a rate of approximately $4,600 per month.


NOTE N - LITIGATION CONTINGENCIES

The following discussion discusses all known or anticipated material legal proceedings commenced by or against CTC or its wholly owned subsidiary, Transmission Technology Corporation ("TTC"):

The following describes all known material legal proceedings commenced by or against CTC or its wholly owned subsidiary, Transmission Technology Corporation ("TTC") for the quarterly period covered by this report. As discussed at the end of this section, four of the actions are being dismissed in connection with a Settlement Agreement and Mutual Release dated February 6, 2003.

1. TRANSMISSION TECHNOLOGY CORPORATION V. W. BRANDT GOLDSWORTHY & ASSOCIATES, INC. et al, Case No. 01-07118, was filed in August 15, 2001 before the United States District Court, Central District of California. The principal parties to the suit at this time are Transmission Technology Corporation ("TTC"), C. William Arrington, Composite Technology Corporation ("CTC"), W. Brandt Goldsworthy & Associates, Inc. ("WBGA"), W.B.G., Inc. ("WBG"), Tom Sawyer, and Composite Power Corporation. See Subsequent Events below.

                 COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY

NOTE N - LITIGATION CONTINGENCIES - CONTINUED

2. DR. CLEM HIEL ET AL. V. W. BRANDT GOLDSWORTHY & ASSOCIATES, INC. et al., Case No. 02CC05443, was filed on April 9, 2002 in the State of California for the County of Orange and has now been transferred and is pending before the Superior Court of the State of California for the County of Los Angeles. The principal parties are Dr. Clem Hiel, Dr. Alonso Rodriguez (both of whom are former employees of WBG and/or WBGA and are currently consultants of CTC), WBGA, WBG and W. Brandt Goldsworthy. CTC has agreed to bear the expense of this proceeding because it affects two of CTC's consultants. These consultants are involved in the commercialization of CTC's novel aluminum conductor composite core cable. See Subsequent Events below.

3. TRANSMISSION TECHNOLOGY CORPORATION ET AL. V. TOM SAWYER, Case No. 02CC10972, was filed on June 21, 2002 in the Superior Court of the State of California for the County of Orange and has now been transferred to the United States District Court, Central District of California after being allowed to be included in the action of TTC vs WBG/WBGA et al. The principal parties are TTC, CTC, Arrington, Wilcoxon, and Sawyer. Plaintiffs seek declaratory relief and an injunction against Sawyer, as well as damages arising from various tort causes of actions, including without limitation tortuous interference with contract, fraud, legal malpractice, and breach of fiduciary duty. This proceeding is indirectly related to the litigation concerning the License Agreement. See Subsequent Events below.

4. TRANSMISSION TECHNOLOGY CORPORATION ET AL. V. MICHAEL WINTERHALTER, et al., Case
No. 02CC12539 was filed July 26, 2002 in the Superior Court of the State of California for the County of Orange. TTC/CTC filed suit against Winterhalter (a WBG employee or business associate) based on his campaign against TTC/CTC by contacting third parties and disparaging TTC/CTC and threatening third parties with lawsuits for dealing with TTC/CTC. This proceeding is indirectly related to the litigation concerning the License Agreement. See Subsequent Events below.

5. JARBLUM V. TRANSMISSION TECHNOLOGY CORPORATION et al., Case No. SC-072087, was filed on May 13, 2002 in the Superior Court of the State of California for the County of Los Angeles, West District. The principal parties are Plaintiff William Jarblum and Defendants TTC, CTC, and C. William Arrington. Plaintiff seeks $250,000 in unpaid legal fees. CTC believes that it has valid defenses and intends to vigorously contest the claim. On December 12, 2003 the motions were heard and the Demurrer was granted in part. On or about January 13, 2003, Plaintiffs filed a First Amended Complaint that is currently pending. Due to CTC's cash position, a judgment in favor of Plaintiff on this claim could have a material negative effect on CTC's plan of operation.

Subsequent Events - As of February 6, 2003, CTC entered a Settlement Agreement and Mutual Release pursuant to which all of claims and counterclaims in the legal proceedings 1-4 discussed above are being dismissed. A copy of the Settlement Agreement and Mutual Release will be filed as an exhibit to CTC's Form 10-QSB for the period ending March 31, 2003.

Other than the matters discussed above, the Company is not a party to any other legal proceedings.


NOTE O - COMMITMENTS

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

                 COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY

NOTE O - COMMITMENTS - CONTINUED

PROFESSIONAL SERVICES CONSULTING AGREEMENTS - CONTINUED
-------------------------------------------

A contract with an unrelated partnership for legal services at a rate of $300 per hour, payable in common stock issued pursuant to a Registration Statement under the Securities Act of 1933 on Form S-8. The Company is required to issue common stock in blocks of 100,000 shares to prepay for these legal services. This agreement commenced in January 2002 for a one-year term. This agreement also contained the granting of options to purchase up to 200,000 shares of common stock pursuant to a Registration Statement under the Securities Act of 1933 on Form S-8 at a price of $1.75 per share for 100,000 options and $2.00 per share for 100,000 options. The options vested on the grant date.

A contract with a corporation, who's controlling officer sits on the Company's product development/advisory board, for product development and research services at a rate of $19,500 per month. This agreement commenced in January 2002 and expires in December 2006. This agreement also contained the granting of options to the individual to purchase up to 635,000 shares of common stock pursuant to a Registration Statement under the Securities Act of 1933 on Form S-8 at a price of $1.31 per share. The options vest in pro-rata equal segments of 20.0% of the total grant on an annual basis starting in December 2002. The Company is obligated to pay the individual interest on unpaid amounts at a rate of 10.0% per annum and is obligated to pay a royalty to the individual equal to 0.35% of gross revenues on all products sold by the Company using technology developed by this individual.

A contract with a corporation, who's controlling officer sits on the Company's product development/advisory board, for product development and research services at a rate of $25,000 per month. This agreement commenced in January 2002 and runs for an indefinite time period. This agreement also contained the granting of options to the individual to purchase up to 750,000 shares of common stock pursuant to a Registration Statement under the Securities Act of 1933 on Form S-8 at a price of $1.00 per share. The options vest in pro-rata equal segments of 20.0% of the total grant on an annual basis starting in December 2002. The Company is obligated to pay the individual interest on unpaid amounts at a rate of 10.0% per annum and is obligated to pay a royalty to the individual equal to 0.35% of gross revenues on all products sold by the Company using technology developed by this individual.

A contract with an individual to provide Chief Financial Officer services at a rate of $7,000 per month. This agreement commenced in January 2002 and was terminated in November 2002.

BUSINESS SERVICES AGREEMENTS
----------------------------

A contract with an unrelated person for consulting services at a rate of $500,000 per year, payable in common stock. This agreement commenced in March 2002 and expires in March 2004. This agreement also contained the granting of options to purchase up to 1,000,000 shares of common stock at a price of $0.10 per share. The options vest in pro-rata equal segments in April 2002, January 2003 and January 2004.

A contract with an unrelated individual for consulting services at a rate of $100,000 per year, payable in 75,000 shares of common stock. This agreement commenced in March 2002 and automatically renews annually unless cancelled by either party with the appropriate notice, as defined in this agreement. This agreement also contained the granting of options to purchase up to 250,000 shares of common stock at a price of $1.25 per share. The options vest in pro-rata equal segments of 1/12 of the total grant on a monthly basis starting in March 2002. This contract was cancelled by the Company in the first calendar quarter of 2003.

A contract with an individual for consulting services for 1,000,000 shares of common stock. This contract commenced on January 2002 and expires in January 2003. This agreement commenced in January 2002 for a one- year term. This agreement also contained the granting of options to purchase up to 1,000,000 shares of common stock at a price of $0.40 per share. The options vested on the grant date and have all been exercised as of September 30, 2002. Further, the Company is obligated to pay the individual a success fee equal to 10.0% on all equity capital raised by the individual. As of September 30, 2002, the Company had no obligation under the "success fee" portion of this agreement.

                 COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY

NOTE P - COMMITMENTS - CONTINUED

FINANCIAL SERVICES AGREEMENTS - CONTINUED
-----------------------------

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

(3)  RESULTS OF OPERATIONS

The Company had no revenue for either of the quarters ended December 31, 2002 or 2001, respectively.

General and administrative expenses for the quarters ended December 31, 2002 and 2001 were approximately $407,000 and $493,000, of which legal and professional fees principally associated with the reverse acquisition of Transmission Technology Corporation, and regulatory reporting thereof, composed approximately $107,000 (26.425) and $391,000 (79.31%) of the total quarterly expenses. Accrued officer compensation of approximately $30,000 (7.38%) and $49,000 (9.92%) and travel expenses of approximately $10,600 (2.61%) and $32,000 (6.49%) composed other key expenditures for the quarters ended December 31, 2002 and 2001. During the quarter ended December 31, 2002, the Company incurred research and development costs of approximately $211,700 (52.07%). The Company anticipates similar expense trends in future periods until such time that the Company commences production of various composite products for sale.

(4)  PLAN OF OPERATION

We plan to produce a limited production of composite core and subcontract the helical winding of aluminum conductors so that a significant demonstration test in an operating transmission line can be commenced during the second quarter of Calendar 2003. We expect that the planned test will be conducted by a major American utility company along with a consortium of approximately 15 other utility companies and the Electric Power Research Institute. The test will be closely monitored for three months after which time we anticipate receiving orders from utility companies, although the demonstration will continue for at least two years. By June 30, 2003, we plan to finalize the design and produce a working prototype of the specialized production line capable of economically manufacturing high strength composite core. We are presently negotiating various possible strategic relationships, including joint ventures with conventional ACSR cable manufacturers, in which we will either sell our composite core, license or sell our production equipment, or enter into an agreement with respect to the production of cable using our composite core. The equipment can be used for other types of high strength composite production with various modifications in the event that there is any delay in the acceptance of the composite reinforced cable. We intend to establish an equipment and product prototype development facility in Orange County, California. We plan to continue negotiating joint ventures for the production of our products in other countries, including in China and Brazil.

(5)  LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2002, the Company had working capital of approximately $(1,476,000) as compared to approximately $(1,159,000) as of September 30, 2002 and approximately $(234,000) as of December 31, 2001.

During the year ended September 30, 2002, the Company sold a combination of preferred and common stock for gross proceeds of approximately $641,000, which was used to support operations and working capital needs. Through December 31, 2002, the Company sold approximately 1,686,500 shares of common stock through two separate Private Placement Memorandums for gross proceeds of approximately $194,770.

Between January 2002 and September 2002, various individuals and entities, including Red Guard Industries, Inc., an affiliated entity, made various short-term working capital loans to the Company aggregating $223,000. As of September 30, 2002, each respective loan had been converted into an aggregate 42,500 shares of restricted, unregistered common stock.

During the first quarter of 2003, various individuals and entities made various short-term working capital loans to the Company aggregating $45,000. As of 31 December 2002, two loans aggregating $15,000 were converted into 150,000 restricted, unregistered common stock with 150,000 warrants at $0.25.

We plan to obtain capital through loans or equity offerings in order to have the funds required to complete the implementation of our plan of operation. We currently have no material commitments for capital expenditures.

We anticipate receiving orders for our products during the first six months of Calendar 2003. Prior to the consummation, processing and shipment of revenue generating orders, we anticipate that we will remain dependent on the receipt of additional financing from third parties. If such financing is not available, we may be required to discontinue operations.

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

(6)  PRODUCT RESEARCH AND DEVELOPMENT

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

(7)  ACQUISITION OF PLANT AND EQUIPMENT

We do not own any real estate. During the quarter ended December 31, 2002, we have acquired an initial pultrusion machine for approximately $102,950 and anticipate utilizing this equipment in our research and development efforts. We do anticipate the need for further prototype equipment and product manufacturing capability in the near future and are actively searching for facilities. The precise space requirements are being finalized since we anticipate the requirement for prototype equipment development to occur during the first six months of calendar 2003.

(8)  PERSONNEL

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


PART I - ITEM 3 - CONTROLS AND PROCEDURES

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

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

The following describes all known material legal proceedings commenced by or against CTC or its wholly owned subsidiary, Transmission Technology Corporation ("TTC") for the quarterly period covered by this report. As discussed under Subsequent Events, four of the actions are being dismissed in connection with a Settlement Agreement and Mutual Release dated February 6, 2003.

1. TRANSMISSION TECHNOLOGY CORPORATION V. W. BRANDT GOLDSWORTHY & ASSOCIATES, INC. et al, Case No. 01-07118, was filed in August 15, 2001 before the United States District Court, Central District of California. The principal parties to the suit at this time are Transmission Technology Corporation ("TTC"), C. William Arrington, Composite Technology Corporation ("CTC"), W. Brandt Goldsworthy & Associates, Inc. ("WBGA"), W.B.G., Inc. ("WBG"), Tom Sawyer, and Composite Power Corporation. See Subsequent Events below.

2. DR. CLEM HIEL ET AL. V. W. BRANDT GOLDSWORTHY & ASSOCIATES, INC. et al., Case No. 02CC05443, was filed on April 9, 2002 in the State of California for the County of Orange and has now been transferred and is pending before the Superior Court of the State of California for the County of Los Angeles. The principal parties are Dr. Clem Hiel, Dr. Alonso Rodriguez (both of whom are former employees of WBG and/or WBGA and are currently consultants of CTC), WBGA, WBG and W. Brandt Goldsworthy. CTC has agreed to bear the expense of this proceeding because it affects two of CTC's consultants. These consultants are involved in the commercialization of CTC's novel aluminum conductor composite core cable. See Subsequent Events below.

3. TRANSMISSION TECHNOLOGY CORPORATION ET AL. V. TOM SAWYER, Case No. 02CC10972, was filed on June 21, 2002 in the Superior Court of the State of California for the County of Orange and has now been transferred to the United States District Court, Central District of California after being allowed to be included in the action of TTC vs WBG/WBGA et al. The principal parties are TTC, CTC, Arrington, Wilcoxon, and Sawyer. Plaintiffs seek declaratory relief and an injunction against Sawyer, as well as damages arising from various tort causes of actions, including without limitation tortuous interference with contract, fraud, legal malpractice, and breach of fiduciary duty. This proceeding is indirectly related to the litigation concerning the License Agreement. See Subsequent Events below.

4. TRANSMISSION TECHNOLOGY CORPORATION ET AL. V. MICHAEL WINTERHALTER, et al., Case No. 02CC12539 was filed July 26, 2002 in the Superior Court of the State of California for the County of Orange. TTC/CTC filed suit against Winterhalter (a WBG employee or business associate) based on his campaign against TTC/CTC by contacting third parties and disparaging TTC/CTC and threatening third parties with lawsuits for dealing with TTC/CTC. This proceeding is indirectly related to the litigation concerning the License Agreement. See Subsequent Events below.

5. JARBLUM V. TRANSMISSION TECHNOLOGY CORPORATION et al., Case No. SC-072087, was filed on May 13, 2002 in the Superior Court of the State of California for the County of Los Angeles, West District. The principal parties are Plaintiff William Jarblum and Defendants TTC, CTC, and C. William Arrington. Plaintiff seeks $250,000 in unpaid legal fees. CTC believes that it has valid defenses and intends to vigorously contest the claim. On December 12, 2003 the motions were heard and the Demurrer was granted in part. On or about January 13, 2003, Plaintiffs filed a First Amended Complaint that is currently pending. Due to CTC's cash position, a judgment in favor of Plaintiff on this claim could have a material negative effect on CTC's plan of operation.

As of February 6, 2003, CTC entered a Settlement Agreement and Mutual Release pursuant to which all of claims and counterclaims in the items numbered 1-4 discussed above are being dismissed. A copy of the Settlement Agreement and Mutual Release will be filed as an exhibit to CTC's Form 10-QSB for the period ending March 31, 2003.

Other than the matters discussed above, CTC was not a party to any material pending legal proceedings during the period covered by this report.

ITEM 2 - CHANGES IN SECURITIES

During November and December 2001, the Company sold an aggregate 1,832,500 Units, pursuant to a Private Placement Memorandum, for gross proceeds of approximately $183,250. Each Unit consists of one share of unregistered, restricted common stock and one Series E warrant to purchase one share of unregistered, restricted common stock. Each Series E warrant entitles the holder to purchase a share of common stock at $0.25 per share and expires on December 1, 2004. The Company did not use an underwriter in the sales of these securities. All sales were to accredited investors. There were no public offers or general solicitation and Management negotiated the terms of the private placement. The Company relied upon Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration on these shares.

During the fourth quarter of 2002, the Company sold an aggregate 6,400 Units, in conjunction with a separate Private Placement Memorandum, for gross proceeds of approximately $11,520. Each Unit consisted of 10 shares of unregistered, restricted common stock; 10 Series A warrants and 5 Series B warrants. Each Series A warrant entitles the holder to purchase a share of common stock at a price of $0.35 per share and expires at the earlier of December 1, 2003 or 3 weeks following written notification by the Company that our common stock closed at or above $0.61 per share for 5 consecutive trading days. Each Series B warrant entitles the holder to purchase a share of common stock at $0.60 per share and expires at the earlier of June 30, 2004 or 3 weeks following written notification by the Company that our common stock closed at or above $1.05 per share for 5 consecutive trading days. The Company did not use an underwriter in the sales of these securities. All sales were to accredited investors. There were no public offers or general solicitation and Management negotiated the terms of the private placement. The Company relied upon Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration on these shares.

ITEM 3 - DEFAULTS ON SENIOR SECURITIES

   None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None

ITEM 5 - OTHER INFORMATION

   None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

Exhibits
--------
 23.1       CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Reports on Form 8-K
-------------------
   None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               COMPOSITE TECHNOLOGY CORPORATION

Date: February 13, 2003                             /s/ Benton H Wilcoxon
      -----------------                         -------------------------------
                                                              Benton H Wilcoxon
                                                       Chief Executive Officer,
                                                Acting Chief Financial Officer,
                                                        Director, and Secretary

                 CERTIFICATION PURSUANT TO 18 USC, SECTION 1350,
 AS ADOPTED PURSUANT TO SECTIONS 302 AND 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Composite Technology Corporation (Registrant) on Form 10-QSB for the quarter ended December 31, 2002, as filed with the Securities and Exchange Commission, on the date hereof, I, Benton H Wilcoxon, Chief Executive Officer and Chief Financial Officer of the Company, certify to the best of my knowledge, pursuant to 18 USC 1350, as adopted pursuant to ss.302 and promulgated as 18 USC 1350 pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

1) I have reviewed this Quarterly Report on Form 10-QSB of Composite Technology Corporation for the quarter ended December 31, 2002.

2) Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report;

4) The registrant's other certifying officers, if any, and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;
     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and
     c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The Registrant's other certifying officers, if any, and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6) The Registrant's other certifying officers, if any, and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ Benton H Wilcoxon                                   Dated: February 13, 2003
---------------------                                          -----------------
Benton H Wilcoxon
Chief Executive Officer and
Acting Chief Financial Officer