Form 10QSB
period 2003-03-31
COMPOSITE TECHNOLOGY CORP
filed 2003-05-15
CIK 317477

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                                   (Mark one)

    [X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934.

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

   [ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

         For the transition period from ______________ to _____________


                         Commission File Number: 0-10999
                         -------------------------------

                        COMPOSITE TECHNOLOGY CORPORATION
        (Exact name of small business issuer as specified in its charter)


         Nevada                                               59-2025386
         ------                                               ----------
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: May 2, 2003: 89,325,429
------------------------------------------------------------------

Transitional Small Business Disclosure Format (check one):   YES [ ]  NO [X]

                        COMPOSITE TECHNOLOGY CORPORATION

                Form 10-QSB for the Quarter ended March 31, 2003

                                Table of Contents


                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

Item 1        Financial Statements                                            3

Item 2        Management's Discussion and Analysis or Plan of Operation      18

Item 3        Controls and Procedures                                        20

PART II - OTHER INFORMATION

Item 1        Legal Proceedings                                              21

Item 2        Changes in Securities                                          21

Item 3        Defaults Upon Senior Securities                                21

Item 4        Submission of Matters to a Vote of Security Holders            21

Item 5        Other Information                                              21

Item 6        Exhibits and Reports on Form 8-K                               21

SIGNATURES                                                                   22

CERTIFICATIONS

CERTIFICATIONS PURSUANT TO SARBANES-OXLEY ACT OF 2002                        23


PART 1 - ITEM 1 - FINANCIAL STATEMENTS

                             COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY
                                       CONSOLIDATED BALANCE SHEETS
                                         March  31, 2003 and 2002

                                                 (UNAUDITED)

                                                                      March 31,         March 31,
                                ASSETS                                  2003              2002
                                ------                              ------------      ------------
CURRENT ASSETS
   Cash on hand and in bank                                         $   346,352       $     5,098
   Prepaid consulting and other expenses                                728,822           311,167
                                                                    ------------      ------------
      TOTAL CURRENT ASSETS                                            1,075,174           316,265

PROPERTY AND EQUIPMENT - AT COST
   Office furniture and equipment                                       143,080             8,684
   Accumulated depreciation                                              (7,306)           (2,596)
                                                                    ------------      ------------
      NET PROPERTY AND EQUIPMENT                                        135,774             6,088
                                                                    ------------      ------------
OTHER ASSETS
   Contract rights                                                      165,000           165,000
   Deposits                                                              16,000                --
   Investments in other companies                                         1,000           236,470
                                                                    ------------      ------------
      TOTAL OTHER ASSETS                                                182,000           401,470
                                                                    ------------      ------------
   TOTAL ASSETS                                                     $ 1,392,948       $   723,823
                                                                    ============      ============
                 LIABILITIES AND SHAREHOLDERS' EQUITY
                 ------------------------------------
CURRENT LIABILITIES
   Notes payable to a shareholder                                   $        --       $    62,000
   Accounts payable and accrued expenses                                457,794           405,328
   Accrued interest payable                                                  --             1,300
   Accrued dividends payable                                             20,692            23,671
   Accrued officers compensation                                        336,000            80,759
                                                                    ------------      ------------
      TOTAL CURRENT LIABILITIES                                         814,486           573,058
                                                                    ------------      ------------
LONG-TERM LIABILITIES
  Deferred compensation - fair  value of vested stock options           798,500                --
                                                                    ------------      ------------
     TOTAL LIABILITIES                                                1,612,986           573,058

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
   Preferred stock - $0.001 par value
      5,000,000 shares authorized
        1,320 and 1,485 issued and outstanding, respectively                  1                 1
   Common stock - $0.001 par value
      200,000,000 shares authorized  89,325,429 and 67,788,098
        shares issued and  outstanding, respectively                     89,325            67,788
   Additional paid-in capital                                         6,742,709         2,352,046
   Accumulated deficit                                               (7,052,073)       (2,269,070)
                                                                    ------------      ------------
   TOTAL SHAREHOLDERS' EQUITY                                          (220,038)          150,765
                                                                    ------------      ------------

   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $ 1,392,948       $   723,823
                                                                    ============      ============

             The financial information presented herein has been prepared by management without audit by independent certified public accountants.
              The accompanying notes are an integral part of these financial statements

                                    COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY
                             CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                  Six and Three months ended March 31, 2003 and 2002

                                                      (UNAUDITED)

                                              Six Months         Six Months       Three Months      Three Months
                                                 ended              ended             ended             ended
                                               March 31,          March 31,         March 31,         March 31,
                                                 2003               2002              2003              2002
REVENUES                                     $         --      $         --      $         --      $         --
                                             -------------     -------------     -------------     -------------
EXPENSES
Research and development expenses                 717,335                --           505,632                --
Officer compensation                               90,000                --            60,000                --
General and administrative expenses                95,800           275,217            42,826           173,232
Legal, professional and consulting fees           737,645         1,474,070           630,242         1,083,185
Interest expense                                    3,160             1,300                --             1,300
Depreciation                                        2,700             1,362             1,350               681
Compensation expense (income) related to
  Value of vested stock options                  (865,775)               --          (865,775)               --
                                             -------------     -------------     -------------     -------------
Total operating expenses                          780,865         1,751,949           374,275         1,258,398
                                             -------------     -------------     -------------     -------------
LOSS FROM OPERATIONS                             (780,865)       (1,751,949)         (374,275)       (1,258,398)

PROVISION FOR INCOME TAXES                             --                --                --                --
                                             -------------     -------------     -------------     -------------
NET LOSS                                         (780,865)       (1,751,949)         (374,275)      (1,258,,398)
                                             -------------     -------------     -------------     -------------
OTHER COMPREHENSIVE INCOME

COMPREHENSIVE LOSS                           $   (780,865)     $ (1,751,949)     $   (374,275)     $ (1,258,398)
                                             =============     =============     =============     =============
Earnings per share of common
   stock outstanding computed on net
   loss - basic and fully  diluted           $      (0.01)     $      (0.03)     $       (nil)     $      (0.02)
                                             =============     =============     =============     =============
Weighted-average number of
   shares outstanding - basic and
   fully diluted                               77,749,589        66,610,607        81,311,369        66,710,449
                                             =============     =============     =============     =============

                  The financial information presented herein has been prepared by management without audit by independent certified public accountants.
                   The accompanying notes are an integral part of these financial statements


                                COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        Six months ended March 31, 2003
                                                 (UNAUDITED)

                                                                  Six Months        Six Months
                                                                     ended             ended
                                                                   March 31,         March 31,
                                                                     2003              2002
                                                                 ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period                                          $  (780,865)      $(1,751,949)
Adjustments to reconcile net loss to net cash provided
   by operating activities:
Depreciation                                                           2,700             1,362
Consulting legal and other expenses paid with common stock         2,243,851           997,442
Compensation expense related to fair value of stock options         (865,775)               --
(Increase) in prepaid expenses and other assets                     (632,250)          (32,500)
Increase (Decrease) in
     Accounts payable - trade                                       (512,043)          395,703
     Accrued interest payable                                         (9,851)            1,300
     Accrued officer compensation                                     60,072            89,501
                                                                 ------------      ------------
NET CASH USED IN OPERATING ACTIVITIES                               (494,161)         (299,141)
                                                                 ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Deposits                                                             (16,000)               --
Purchase of property and equipment                                  (117,866)           (1,284)
                                                                 ------------      ------------
NET CASH USED IN INVESTING ACTIVITIES                               (133,866)           (1,284)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable to a shareholder                              --            62,000
Proceeds from sale of preferred stock                                     --            32,000
Proceeds from short-term debt                                         30,000                --
Proceeds from sale of common stock                                   930,423           178,510
                                                                 ------------      ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                            960,423           272,510
                                                                 ------------      ------------
INCREASE (DECREASE) IN CASH                                          332,396           (27,915)
Cash at beginning of period                                           13,956            33,013
                                                                 ------------      ------------
CASH AT END OF PERIOD                                            $   346,352       $     5,098
                                                                 ============      ============
SUPPLEMENTAL DISCLOSURE OF
INTEREST AND INCOME TAXES PAID
  Interest paid for the period                                   $        --       $        --
                                                                 ============      ============
  Income taxes paid for the period                               $        --       $        --
                                                                 ============      ============
SUPPLEMENTAL DISCLOSURE OF
NON-CASH INVESTING AND FINANCING ACTIVITIES
  Common stock exchanged for Investment in Other Companies       $        --       $   191,350
  Common stock issued in settlement of short-term debt                30,000                --
                                                                 ============      ============

               The financial information presented herein has been prepared by management without audit by independent certified public accountants.
                The accompanying notes are an integral part of these financial statements

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

1. Cash and cash equivalents
----------------------------
       For Statement of Cash Flows purposes, the Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.


2.   Property and Equipment
---------------------------
       Property and equipment are recorded at historical cost. These costs are depreciated over the estimated useful lives of the individual assets, generally 4 to 10 years, using the straight-line method.

                 COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY

NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED


2.   Property and Equipment - continued
---------------------------------------

       Gains and losses from disposition of property and equipment are recognized as incurred and are included in operations.


3.   Marketable Securities
--------------------------
       Investments in the equity securities of other companies that have readily determinable fair values (as defined in Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115)) are classified, at the date of acquisition, into three categories and accounted for as follows:

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


4.   Reorganization costs
-------------------------
       CTC and TTC have adopted the provisions of AICPA Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" whereby all organization and initial costs incurred with the incorporation and initial capitalization of TTC, the costs associated with the reverse acquisition of TTC by CTC and costs incurred by TTC related to the reverse acquisition transaction with CTC were charged to operations in the period the respective costs were incurred.


5. Research and development expenses
------------------------------------
       Research and development expenses are charged to operations as incurred.

                 COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY

NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED


6.   Advertising expenses
-------------------------
       Advertising and marketing expenses are charged to operations as incurred.


7.   Income taxes
-----------------
       The Company utilizes the asset and liability method of accounting for income taxes. At March 31, 2003 and 2002, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material, consist of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily allowance for doubtful accounts and accumulated depreciation.

       As of March 31, 2003 and 2002, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.


8.   Income (Loss) per share
----------------------------
       Basic earnings (loss) per share is computed by dividing the net income
       (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of March 31, 2003 and 2002, the Company's outstanding stock options are considered anti-dilutive due to the Company's net operating loss position.

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

                 COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY

NOTE F - CONCENTRATIONS OF CREDIT RISK

The Company maintains its cash accounts in a financial institution subject to insurance coverage issued by the Federal Deposit Insurance Corporation (FDIC). Under FDIC rules, the Company is entitled to aggregate coverage of $100,000 per account type per separate legal entity per financial institution. During the three months ended March 31, 2003, the Company had deposits in two (2) separate financial institution with credit risk exposures in excess of statutory FDIC coverage. The Company has incurred no losses as a result of any of these unsecured situations."

NOTE G - CONTRACT RIGHTS

On April 12, 2001, TTC issued 165 shares of restricted, unregistered Series A Cumulative and Convertible Preferred Stock to Red Guard to acquire the rights to negotiate to acquire the license from W.B.G., Inc. ("WBG") to manufacture, develop and sell certain patent- pending Composite Reinforced Aluminum Conductor technology. This transaction was valued at an agreed-upon amount of approximately $165,000. WBG and Red Guard were and are unrelated entities.

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

Through February 2003, the Company, TTC and WBG were involved in litigation regarding the interpretation and enforcement of the License Agreement. (See Note N - Litigation Contingencies). During February 2003, all litigation was settled involving the "license dispute" together with three other related cases. The settlement included a new license agreement with W. Brandt Goldsworthy & Associates, Inc. (WBGA), allowing CTC to produce electrical cables using any patent which may be granted as a result of WBGA's patent application on CRAC1 technology, for which CTC will owe a royalty of 1% to WBGA. If CTC's ACCC cable product uses any claim from CRAC1 that is granted by the Patent Office, then CTC will owe a royalty of 2% to WBGA. Except for future royalty payments under these new license agreements, the Company has no liability to WBG or WBGA.

                 COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY

NOTE H - INVESTMENTS IN OTHER COMPANIES

Investments in other companies consists of the following at March 31, 2003 and 2002:

                                                      Carrying        Carrying
                                                       value at        value at
                                                      March 31,       March 31,
Investee company                                        2003            2002
                                                        ----           ------
Held-to-maturity
  Integrated Performance Systems, Inc.                $  1,000        $  1,000
  STL Group, Inc.                                           --           1,000
  TMA Ventures, LLC/ MEMX, Inc.                             --           1,000
  AMJ Logistics, Inc.                                       --         233,470
                                                      ---------       ---------
Totals                                                $  1,000        $236,470
                                                      =========       =========


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

NOTE I - INCOME TAXES

The components of income tax (benefit) expense for the six months ended March 31, 2003 and 2002, respectively, are as follows:

                                            Six months          Six months
                                              ended              ended
                                             March 31,           March 31,
                                               2003               2002
                                               ----               ----
Federal:
           Current                             $--                $--
           Deferred                             --                 --
           --------                            ----               ----

State:
           Current                              --                 --
           Deferred                             --                 --
           --------                            ----               ----

           Total                               $--                $--
           =====                               ====               ====

As of March 31, 2003, the Company has a net operating loss carryforward of approximately $7,100,000 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2020. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

                 COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY

NOTE I - INCOME TAXES - CONTINUED

The Company's income tax expense for the six months ended March 31, 2003 and 2002, respectively, are as follows:

                                                          Six months      Six months
                                                            ended          ended
                                                           March 31,        March 31,
                                                             2003           2002
                                                             ----           ----
Statutory rate applied to income before income taxes      $(388,000)      $(595,000)
Increase (decrease) in income taxes resulting from:
State income taxes                                               --              --
Other, including reserve for deferred tax asset             388,000         595,000
                                                          ----------      ----------

Income tax expense                                        $      --       $      --
                                                          ==========      ==========

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs, statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities and timing of the deductibility of accrued executive compensation give rise to deferred tax assets and liabilities as of March 31, 2003 and 2002, respectively:

                                                   March 31,         March 31,
                                                     2003             2002
                                                     ----             ----
Deferred tax assets
           Net operating loss carryforwards      $ 2,520,000       $   771,000
           Less valuation allowance               (2,520,000)         (771,000)
                                                 ------------      ------------

Net Deferred Tax Asset                           $        --       $        --
                                                 ============      ============

During the six months ended March 31, 2003 and 2002, respectively, the reserve for the deferred current tax asset increased by approximately $338,000 and $595,000, respectively.

NOTE J - PREFERRED STOCK TRANSACTIONS

Preferred stock consists of the following as of March 31, 2003 and 2002, respectively:

                                                 March 31,                  March 31,
                                                    2003                      2002
                                                    ----                      ----
                                            # shares    par value       # shares    par value
                                            --------    ---------       --------    ---------
Series A Cumulative Convertible Stock           --           $--            165          $--
Series B Cumulative Convertible Stock         1,320            1          1,320            1
                                              -----          ---          -----          ---

Totals                                        1,320          $ 1          1,485            1
                                              =====          ===          =====          ===

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

                 COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY

NOTE K - COMMON STOCK TRANSACTIONS

As fully described in the Company's Annual Report on Form 10-KSB for the year ended September 30, 2002, on November 3, 2001 in a series transactions, the Company executed an Agreement and Plan of Reorganization to effect a reverse acquisition transaction with Transmission Technology Corporation ("TTC"), whereby TTC became a wholly-owned subsidiary of the Company. In the transaction the shareholders of TTC effectively controlled the Company.

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

As fully described in the Company's Annual Report on Form 10-KSB for the year ended September 30, 2002, during fiscal 2002 the company issued 1,262,673 shares of the it's restricted, unregistered common stock in four separate transactions valued at $455,179 for the purpose of acquiring marketable securities in an unrelated entity, payment for consulting services and converting short working capital loans to equity.

During the fourth quarter of fiscal 2002, the Company sold 65,790 shares of restricted, unregistered common stock to an individual for cash proceeds of approximately $25,000. This transaction was consummated in excess of the"fair value" of the Company's stock on the date of the transaction using the discounted closing price of the Company's common stock as quoted on the NASDAQ Electronic Bulletin Board.

During the first quarter of fiscal 2003, the Company, in conjunction with a separate Private Placement Memorandum sold an aggregate 6,400 Units for gross proceeds of approximately $11,520. Each Unit consisted of 10 shares of unregistered, restricted common stock; 10 Series A warrants and 5 Series B warrants.

During first quarter of fiscal 2003, in conjunction with a separate Private Placement Memorandum, the Company sold an aggregate 1,862,500 shares with a warrant to purhase one share of common stock for gross proceeds of approximately $188,650. Unit consisted of tene shares of unregistered, restricted common stock and either 10 Series A warrants and 5 Series B warrants or 10 Series E warrant. In connection with these transactions, 30,000 Series A Warrants, 15,000 Series B Warrants and 1,832,500 Series E warrants were issued.

During the second quarter of fiscal 2003 pursuant to Private Placement Memoranda, the Company sold an aggregate 3,937,000 Units, for gross proceeds of approximately $775,575 to 48 accredited individuals and 1 unrelated entity. Each Unit consisted of one share of restricted, unregistered common stock and one warrant of either Series E or H attached to purchase one share of unregistered, restricted common stock. In connection with these transactions, 1,153,500 Series E warrants and 2,783,500 Series H warrants were issued. Each Series E warrant entitles the holder to purchase a share of common stock at $0.25 per share and expires on December 1, 2004.

As further described in Note O - Litigation Contingencies, the Company issued 1,500,000 shares of restricted, unregistered common stock valued at $93,750 in connection with a settlement agreement.

In Februarty 2003, the Company issued an aggregate 300,000 shares of the Company's restricted, unregistered common stock to an individual, who was an existing shareholder of the Company, for conversion of $30,000 of a short-term working capital loan and accrued, but unpaid, interest.

During the second quarter of fiscal 2003, the Company issued 5,931,000 shares of free trading common registered pursuant to Form S-8 to six individuals for product design, technology registration, legal services and accounting services valued at $1,866,500 which approximated the closing price of the Company's common stock as quoted on the NASDAQ Electronic Bulletin Board on the date of issue.

During the second quarter of fiscal 2003, the Company issued 2,090,000 shares of the Company's restricted, unregistered common stock to twenty- two individuals and six unrelated entities for various consulting services. These transactions were valued at approximately $270,500, which approximates the "fair value" of the Company's stock on the date of the transaction using the discounted closing price of the Company's common stock as quoted on the NASDAQ Electronic Bulletin Board.

                 COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY

NOTE L - STOCK OPTIONS

On August 28, 2001, Red Guard exercised a portion of the Series B option and purchased an aggregate $100,000 of Series B Preferred from the Company. On October 11, 2001, Red Guard assigned an additional portion of this option to an unrelated individual who then exercised the option to purchase an aggregate $32,000 of Series B Preferred from the Company The following table summarizes all preferred stock options granted from the grant date through March 31, 2003:

                               Options        Options          Options            Options        Exercise price
                               granted       exercised        terminated        outstanding        per share
                               -------       ---------        ----------        -----------        ---------
Series B Preferred            $500,000        $132,000         $368,000              $--           $100.00
         ---------            --------        --------         --------              ---           -------

Totals                        $500,000        $132,000         $368,000              $--
                              ========        ========         ========              ===

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

The following table summarizes all common stock options granted through March 31, 2003.

                        Options          Options         Options        Options       Exercise price     Options
                        granted         exercised      terminated     outstanding        per share      not vested
                        -------         ---------      ----------     -----------        ---------      ----------
2001 employees        1,357,740               --            --         1,357,740      $0.31 - $0.35             0
2002 consultants      5,950,000       (2,000,000)    (1,000,000)       2,950,000      $0.08 - $2.00     1,785,715
2003 consultants        750,000            --                --          750,000              $0.25       700,000
                        -------       -----------    -----------       ----------     --------------    ----------

Totals                8,057,740       (2,000,000)    (1,000,000)       5,057,740                        2,485,715
                      =========       ===========    ===========       =========                        =========

The weighted average exercise price of all issued and outstanding options at March 31, 2003 is approximately $0.31 and approximately 2,572,025 of the issued and outstanding options are vested and eligible for exercise.

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

                 COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY

NOTE L - STOCK OPTIONS - CONTINUED

This calculation resulted in approximately $1,664,275 being charged to operations for the year ended September 30, 2002 for stock options then outstanding. During the second quarter of fiscal 2003, 1,000,000 outstanding stock options were cancelled and another 1,750,000 outstanding options were repriced from the original price of $1.31 and $1.25 to $0.25 per share, resulting in a reversal of the previously recorded compensation expense of $293,875 for the cancelled options and $806,500 for the repriced options. In connection with the repricing the Company recorded deferred compensation expense of $101,850 based on the revised option price of $0.25 per share.

In February 2003, the Company granted three stock options of 250,000 shares each to 3 individuals and recorded deferred compensation expense of $132,750 in connection with such options based upon the Black-Scholes assumptions previously outlined.


NOTE M - STOCK WARRANTS

On July 12, 2001, TTC issued to Red Guard, as an inducement to modify the conversion price of the TTC Series A Preferred, a stock warrant to purchase 1,905,600 shares of TTC restricted, unregistered common stock at a price of $1.26 per share, in reliance upon the exemption from registration set forth in
Section 4(2) of the Securities Act of 1933. As described in "NOTE I - Preferred Stock Transactions" Red Guard converted 100% of the Series A Preferred Stock on September 30, 2002. Due to the uncertainty related to the ultimate exercise for purchase of any shares covered by this warrant, TTC did not assign any compensation expense upon the issuance of this warrant.

The Company (CTC) intends to substitute CTC shares of common stock in place of the TTC stock prescribed in the above warrant.

On October 18, 2001, the holder of the Warrant to purchase shares of the Company's common stock exercised 7,940 warrants and purchased 7,940 shares of restricted, unregistered common stock for $10,000 cash.

During the fourth quarter of 2002, the Company sold an aggregate 6,400 Units, in conjunction with a separate Private Placement Memorandum, for net proceeds of approximately $11,520. Each Unit consisted of 10 shares of restricted, unregistered common stock; 10 Series A warrants and 5 Series B warrants. Each Series A warrant entitles the holder to purchase a share of common stock at a price of $0.35 per share and expires at the earlier of December 1, 2003 or 3 weeks following written notification by the Company that our common stock closed at or above $0.61 per share for 5 consecutive trading days. Each Series B warrant entitles the holder to purchase a share of common stock at $0.60 per share and expires at the earlier of June 30, 2004 or 3 weeks following written notification by the Company that our common stock closed at or above $1.05 per share for 5 consecutive trading days

During November and December 2002, the Company sold an aggregate 1,832,500 Units, pursuant to a separate Private Placement Memorandum, for net proceeds of approximately $183,250. Each Unit consists of one share of restricted, unregistered common stock and one Series E warrant to purchase one share of unregistered, restricted common stock. Each Series E warrant entitles the holder to purchase a share of common stock at $0.25 per share and expires on December 1, 2004.

During the second quarter of fiscal 2003 the Company sold an aggregate 3,937,000 Units, pursuant to separate Private Placement Memoranda, for net proceeds of approximately $735,653. Each Unit consists of one share of restricted, unregistered common stock and one warrant of either Series E or H to purchase one share of unregistered, restricted common stock. Each Series E warrant entitles the holder to purchase a share of common stock at $0.25 per share and expires on December 1, 2004. Each Series H warrant entitles the holder to purchase a share of common stock at $0.50 per share and expires on January 30, 2005. In connection with these transactions, 1,153,500 Series E warrants and 2,783,500 Series H warrants were issued.

The following table presents the status of the issued and outstanding stock warrants as of March 31, 2002:

                                                     Warrants             Warrants
                                                    originally       outstanding at
TO COME                                               issued           March 31, 2003       Exercise price
                                                      ------           --------------       --------------
Series A Preferred Stock Warrants                  1,905,000             1,897,660          $1.26 per share
Series A Common Stock Warrants                        30,000                30,000          $0.35 per share
Series B Common Stock Warrants                        15,000                15,000          $0.60 per share
Series E Common Stock Warrants                     2,986,500             2,986,500          $0.25 per share
Series H Common Stock Warrants                     2,783,500             2,783,500          $0.50 per share
                                                   ---------             ---------
Totals at March 31, 2003                           7,720,000             7,712,660
                                                   =========             =========

                 COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY

NOTE N - COMMITMENTS

The Company operates it's corporate offices and research facilities in Orange County, California pursuant to two (2) separate operating lease agreements, on a month-to-month basis. The two leases require aggregate monthly payments of approximately $12,600.

NOTE O - LITIGATION CONTINGENCIES

As discussed in "Part II Item 1 - Legal Proceedings", prior to the end of the quarter ended March 31, 2003, the Company has settled all known material legal proceedings that had commenced by or against CTC or its wholly owned subsidiary, Transmission Technology Corporation ("TTC").

As of February 6, 2003, CTC entered a Settlement Agreement and Mutual Release pursuant to which all of claims and counterclaims in the various legal proceedings related to CTC, CTC's Officers or consultants and W. Brandt Goldsworthy & Associates, Inc. ("WBGA"), W.B.G., Inc. ("WBG"), W. Brandt Goldsworthy and affiliates of WBGA and WBG were dismissed. A copy of the Settlement Agreement and Mutual Release is filed herein as an exhibit to this Form 10-QSB. Pursuant to the settlement, CTC issued 1,500,000 shares of unregistered, restricted common stock to various parties in the actions. The shares issued were valued at $93,750.

As of March 31, 2003, CTC and TTC entered into a Settlement Agreement with William Jarblum pursuant to which all of claims in the legal proceeding against CTC, TTC and an officer of CTC were dismissed. A copy of the Settlement Agreement and Mutual Release is filed herein as an exhibit to this Form 10-QSB. Pursuant to the settlement agreement CTC has agreed to pay plaintiffs $210,000 in installments beginning June 1, 2003 and ending August 1, 2003. The company also issued to plaintiff warrants to purchase 50,000 shares of unregistered restricted common stock of the Company at $0.50 per share. The warrants expire on September 30, 2005.

NOTE P - COMMITMENTS

PROFESSIONAL SERVICES CONSULTING AGREEMENTS
-------------------------------------------
The Company has outstanding consulting agreements for professional and product development services as follows:

A contract with an individual for product development and research services at a rate of $10,000 per month. This agreement commenced in April 2002 and is for an initial term of one year with automatic renewals, subject to 30 day cancellation by either party.

A contract with an unrelated partnership for legal services at a rate of $300 per hour, payable in common stock issued pursuant to a Registration Statement under the Securities Act of 1933 on Form S-8. The Company is required to issue common stock in blocks of 100,000 shares to prepay for these legal services. This agreement commenced in January 2002 for an initial one-year term and is continuing subject to 30 day cancellation by either party.. This agreement also contained the granting of options to purchase up to 200,000 shares of common stock pursuant to a Registration Statement under the Securities Act of 1933 on Form S-8 at a price of $1.75 per share for 100,000 options and $2.00 per share for 100,000 options. The options vested on the grant date. The Company has $50,000 prepaid under the contract at March 31, 2003.

A contract with a corporation, who's controlling officer sits on the Company's product development/advisory board, for product development and research services at a rate of $15,000 per month. This agreement commenced in January 2002 and expires in December 2006. This agreement also contained the granting of options to the individual to purchase up to 1,000,000 shares of common stock pursuant to a Registration Statement under the Securities Act of 1933 on Form S-8. The initial option price of $1.31 per share was repriced to $0.25 per share in February 2003. The options vest in pro-rata equal segments of 20.0% of the total grant on an annual basis starting in December 2002. The Company is obligated to pay the individual interest on unpaid amounts at a rate of 10.0% per annum and is obligated to pay a royalty to the individual equal to 0.35% of gross revenues on all products sold by the Company using technology developed by this individual.

A contract with a corporation, who's controlling officer sits on the Company's product development/advisory board, for product development and research services at a rate of $25,000 per month. This agreement commenced in January 2002 and runs for an indefinite time period. This agreement also contained the granting of options to the individual to purchase up to 750,000 shares of common stock pursuant to a Registration Statement under the Securities Act of 1933 on Form S-8. The initial option price of $1.00 per share was repriced to $0.25 per share in February 2003. The options vest in pro-rata equal segments of 20.0% of the total grant on an annual basis starting in December 2002. The Company is obligated to pay the individual interest on unpaid amounts at a rate of 10.0% per annum and is obligated to pay a royalty to the individual equal to 0.35% of gross revenues on all products sold by the Company using technology developed by this individual.

                 COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY

NOTE P - COMMITMENTS - CONTINUED

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

Additionally, the Company has finders fee agreements with approximately seven
(7) unrelated entities or individuals on a "successful efforts" basis. Typically these agreements call for a finders fee of 5% to 10% of the amount raised. Certain of the agreements also include a requirement for the Company to issue warrants to purchase shares of the Company's common stock at various prices, as defined in each respective agreement. The Company intends to continue to use finders in its capital raising efforts and expects to entire into additional agreements on similar terms.

Information on expired agreements is fully described in the Company's Annual Report on Form 10-KSB for the year ended September 30, 2002.


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

(3)  RESULTS OF OPERATIONS

We had no revenue for either of the six months and quarters ended March 31, 2003 or 2002, respectively.

Operating expenses for the six months ended March 31, 2003 and 2002 were approximately $1.6 million (net of deferred compensation income from cancellation of stock options) and $1.8 million, respectively. Operating expenses for the three months ended March 31, 2003 and 2002 were approximately $1.2 million (net of deferred compensation income from cancellation of stock options) and $1.3 million, respectively. During the current fiscal year we specifically identified expenses of $1.1 million of research and development expenses which we previously included with other legal, professional and consulting expenses. We expended these costs to further develop our products including patent protection, legal expense and shareholder related expense. The fiscal 2003 expenditures decreased as a result of our ability to settle certain obligations utilizing our common stock in lieu of cash. Expenses however may increase in the near term as we expand beyond the design stage into the prototype stage of our plan coupled with the opening of the product prototype development and limited production facility in Orange County, California.

We anticipate incurring similar expense increase trends in future periods until such time that the Company commences production of various composite products for sale.

(4)  PLAN OF OPERATION

We plan to produce a limited production of composite core and subcontract the helical winding of aluminum conductors so that significant demonstration tests in operating transmission lines can be commenced during the second half of fiscal 2003. We expect that one planned test will be conducted by a major American utility company along with a consortium of approximately 15 other utility companies and the Electric Power Research Institute. The tests will be closely monitored for at least three months during which time we anticipate receiving orders from utility companies and other end users, although the initial demonstration as well as other demonstrations will continue for the foreseeable future. We currently are finalizing the design and expect to produce a working prototype shortly of the specialized production line capable of economically manufacturing the high strength composite core. We are presently negotiating various possible strategic relationships, including joint ventures with conventional cable manufacturers, in which we will either sell our composite core, license or sell our production equipment, or enter into an agreement with respect to the production of cable using our composite core. The equipment can also be used for other types of high strength composite production with various modifications in the event that there is any delay in the acceptance of the composite reinforced cable. During the recent quarter, we set up an equipment and product prototype development and limited production facility in Orange County, California. We plan to continue negotiating joint ventures for the production of our products in other countries, including in China, Mexico and Brazil.

(5)  LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2003, the Company had working capital of approximately $261,000 as compared to approximately $(1,159,000) as of September 30, 2002 and approximately $(257,000) as of March 31, 2002.

During the quarter ended March 31, 2003, we utilized our common stock both registered as well as unregistered and restricted valued at $2.1 million in the aggregate to satisfy certain of our current obligations and prepay future expenses. with the intention of improving our working capital position. We intend to continue wherever possible to utilize our common stock to satisfy our working capital needs.

During the quarter ended March 31, 2003, in conjunction with a separate Private Placement Memorandum, we sold an aggregate 3,937,000 Units for gross proceeds of approximately $775,575. Each Unit consists of one share of unregistered, restricted common stock and one warrant either Series E or Series H to purchase one share of unregistered, restricted common stock. Additionally in connection with certain of these placements we received commitments to purchase 570,000 additional units for $1,425,000 on identical terms based upon our meeting certain milestones in our product development.

During the quarter ended December 31, 2002, in conjunction with a separate Private Placement Memorandum, we sold an aggregate 1,832,500 Units for gross proceeds of approximately $183,250. Each Unit consists of one share of unregistered, restricted common stock and one Series E warrant to purchase one share of unregistered, restricted common stock.

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

Between January 2002 and September 2002, various individuals and entities, including Red Guard Industries, Inc., an affiliated entity, made various short-term working capital loans to the Company aggregating $223,000. As of September 30, 2002, each of the respective loans had been converted into an aggregate of 42,500 shares of restricted, unregistered common stock.

During the first quarter of fiscal 2003, various individuals and entities made various short-term working capital loans to the Company aggregating $45,000. In December 2002, two loans aggregating $15,000 were converted into 150,000 restricted, unregistered common stock with 150,000 warrants at $0.25. In February 2003, the remaining $30,000 loan including accrued interest was converted into 300,000 restricted, unregistered common stock with 300,000 warrants at $0.25.

We plan to obtain capital through loans or equity offerings in order to have the funds required to complete the implementation of our plan of operation. We currently have no material commitments for capital expenditures.

We anticipate receiving orders for our products during the second six months of fiscal 2003. Prior to the consummation, processing and shipment of revenue generating orders, we anticipate that we will remain dependent on the receipt of additional financing from third parties. If such financing is not available, we may be required to discontinue operations.

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

(6)  PRODUCT RESEARCH AND DEVELOPMENT

We believe research and development activities are and will continue to be important to our success. During the balance of the fiscal year, we expect to complete the development of the hardware required to splice, terminate, and extend the cable. Over the next 12 calendar months, we plan to develop and complete a unique prototype production equipment line that will allow for the production of several types of cable related composite products, allowing us to expand into other cable related products.

(7)  ACQUISITION OF PLANT AND EQUIPMENT

We do not own any real estate. During the quarter ended March 31, 2002, we took delivery of the initial base pultrusion machine for approximately $102,950 before the cost of dies and related ancillary items. We anticipate utilizing this equipment in our research and development efforts as well as limited production. The machine is currently operating in an Orange County location comprising approximately 8,000 square feet. We lease this facility on a month to month basis. We do anticipate the need for additional prototype equipment and product manufacturing capability in the near future and are actively searching for facilities. The precise space requirements are being finalized since we anticipate the requirement for prototype equipment development to occur during the second six months of fiscal 2003.

(8)  PERSONNEL

We currently have two full time employees; Benton H Wilcoxon, and C. William Arrington. Since we are in the "start-up" phase of our business plan, we have not been able to pay salaries to date. However, salaries have been accrued at a monthly rate of $5,000 each for of Mr. Wilcoxon and Mr. Arrington for the period April 1, 2001 through September 30, 2002 and $10,000 per month since October 1, 2002.

The Company also has 4 individuals who devote substantially all of their time providing various required services for the Company as consultants. These individuals are either independent contractors or paid through a temporary agency.

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

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act are accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

Presently, there are no known material legal proceedings by or against the Company or its wholly owned subsidiary, Transmission Technology Corporation ("TTC").

As discussed in "Footnote N - Legal Contingencies", during the quarter ended March 31, 2003, the Company settled all known material legal proceedings that had commenced by or against CTC or its wholly owned subsidiary, Transmission Technology Corporation ("TTC").

As of February 6, 2003, CTC entered a Settlement Agreement and Mutual Release pursuant to which all of claims and counterclaims in the various legal proceedings related to CTC, CTC's Officers or consultants and W. Brandt Goldsworthy & Associates, Inc. ("WBGA"), W.B.G., Inc. ("WBG"), W. Brandt Goldsworthy and affiliates of WBGA and WBG were dismissed. A copy of the Settlement Agreement and Mutual Release is filed herein as an exhibit to this Form 10-QSB. Pursuant to the settlement, CTC issued 1,500,000 shares of unregistered, restricted common stock to various parties in the actions. The shares issued were valued at $93,750.

As of March 31, 2003, CTC and TTC entered into a Settlement Agreement with William Jarblum pursuant to which all of claims in the legal proceeding against CTC, TTC and an officer of CTC were dismissed. A copy of the Settlement Agreement and Mutual Release is filed herein as an exhibit to this Form 10-QSB. Pursuant to the settlement agreement CTC has agreed to pay plaintiffs $210,000 in installments beginning June 1, 2003 and ending August 1, 2003. The company also issued to plaintiff warrants to purchase 50,000 shares of unregistered restricted common stock of the Company at $0.50 per share. The warrants expire on September 30, 2005.

Other than the matters discussed above, CTC was not a party to any material pending legal proceedings during the period covered by this report.

ITEM 2 - CHANGES IN SECURITIES

During the second quarter of fiscal 2003 pursuant to Private Placement Memoranda, the Company sold an aggregate 3,937,000 Units, for gross proceeds of approximately $775,575 to 48 accredited individuals and 1 unrelated entity. Each Unit consisted of one share of restricted, unregistered common stock and one warrant of either Series E or H attached to purchase one share of unregistered, restricted common stock. In connection with these transactions, 1,153,500 Series E warrants and 2,783,500 Series H warrants were issued. Each Series E warrant entitles the holder to purchase a share of common stock at $0.25 per share and expires on December 1, 2004. Each Series H warrant entitles the holder to purchase a share of common stock at $0.50 per share and expires on January 30, 2005.

ITEM 3 - DEFAULTS ON SENIOR SECURITIES

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On February pursuant to the written consent of a majority of stockholders of record the following actions were taken:

         1. Benton H Wilcoxon and C. William Arrington were elected to serve as directors until the next annual meeting of shareholders or until their successors are duly elected and qualified.
         2. Approved the creation, amendment and participation by management in Composite Technology's 2002 Non-Qualified Stock Plan.

ITEM 5 - OTHER INFORMATION

None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

Exhibits
--------

23.1     CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

99.1     Certification Pursuant to 18 USC ss.1350,

Reports on Form 8-K
-------------------

On February 18, 2003, the Company reported a commitment for direct investment into the Company of $500,000.

On February 13, 2003, the Company reported the settlement of certain legal proceedings.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              COMPOSITE TECHNOLOGY CORPORATION

Date: May 14, 2003                            /s/ Benton H Wilcoxon
                                              ---------------------
                                              Benton H Wilcoxon
                                              Chief Executive Officer
                                              Director and Secretary


Date: May 14, 2003                            /s/ Leonard J. Roman
                                              --------------------
                                              Leonard J. Roman
                                              Chief Financial Officer

CERTIFICATION PURSUANT TO 18 USC, SECTION 1350,
AS ADOPTED PURSUANT TO SECTIONS 302 AND 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Composite Technology Corporation (Registrant) on Form 10-QSB for the quarter ended March 31, 2003, as filed with the Securities and Exchange Commission, on the date hereof, we, Benton H Wilcoxon, Chief Executive Officer and Leonard J. Roman, Chief Financial Officer of the Company, certify to the best of our knowledge, pursuant to 18 USC 1350, as adopted pursuant to ss.302 and promulgated as 18 USC 1350 pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

       1) We have reviewed this Quarterly Report on Form 10-QSB of Composite Technology Corporation for the quarter ended March 31, 2003.

       2) Based on our knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

       3) Based on our knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report;

       4) The registrant's other certifying officers, if any, and we are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

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

       5) The Registrant's other certifying officers, if any, and we have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and
       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

       6) The Registrant's other certifying officers, if any, and us have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003                               /s/ Benton H Wilcoxon
                                                 ---------------------
                                                 Benton H Wilcoxon
                                                 Chief Executive Officer
                                                 Director and Secretary


Date: May 13, 2003                               /s/ Leonard J. Roman
                                                 --------------------
                                                 Leonard J. Roman
                                                 Chief Financial Officer