Form 10QSB
period 2003-06-30
COMPOSITE TECHNOLOGY CORP
filed 2003-08-14
CIK 317477

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

--------------------------------------------------------------------------------

(Mark one)

   [X] Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

              FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: August 11, 2003: 91,113,746

Transitional Small Business Disclosure Format (check one):    YES [ ]  NO [X]

                        COMPOSITE TECHNOLOGY CORPORATION

                 Form 10-QSB for the Quarter ended June 30, 2003

                                Table of Contents


                                                                           Page
                                                                           ----
PART I - FINANCIAL INFORMATION

  Item 1   Financial Statements                                              3

  Item 2   Management's Discussion and Analysis of Financial Condition      22

  Item 3   Controls and Procedures                                          26

PART II - OTHER INFORMATION

  Item 1   Legal Proceedings                                                26

  Item 2   Changes in Securities                                            26

  Item 3   Defaults Upon Senior Securities                                  26

  Item 4   Submission of Matters to a Vote of Security Holders              26

  Item 5   Other Information                                                26

  Item 6   Exhibits and Reports on Form 8-K                                 27


SIGNATURES                                                                  27

ITEM 1
PART 1 - FINANCIAL STATEMENTS

                 COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                             June 30, 2003 and 2002

                                   (UNAUDITED)


                                                  June 30, 2003    June 30, 2002
                                                 --------------   --------------
                                     ASSETS
                                     ------
CURRENT ASSETS
   Cash on hand and in bank                      $         123    $       9,043
   Prepaid expenses and other                          926,730          188,515
                                                 --------------   --------------
     TOTAL CURRENT ASSETS                              926,853          197,558
                                                 --------------   --------------


PROPERTY AND EQUIPMENT - AT COST
   Office furniture and equipment                       17,085            8,684
   Manufacturing equipment                             149,436            9,523
                                                 --------------   --------------
                                                       166,521           18,207
   Accumulated depreciation                            (12,428)          (3,423)
                                                 --------------   --------------

     NET PROPERTY AND EQUIPMENT                        154,093           14,784
                                                 --------------   --------------


OTHER ASSETS
   Capitalized technology development costs            250,000               --
   Deposits and other                                    8,000               --
   Contract rights                                          --          165,000
   Investments in other companies                        1,000          236,470
                                                 --------------   --------------

     TOTAL OTHER ASSETS                                259,000          401,470
                                                 --------------   --------------

   TOTAL ASSETS                                  $   1,339,946    $     613,812
                                                 ==============   ==============


                                  -CONTINUED -


   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                        COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY
                            CONSOLIDATED BALANCE SHEETS - CONTINUED
                                     June 30, 2003 and 2002

                                          (UNAUDITED)

                                                                June 30, 2003    June 30, 2002
                                                                --------------   --------------
                              LIABILITIES AND SHAREHOLDERS' EQUITY
                              ------------------------------------
CURRENT LIABILITIES
   Cash overdraft                                               $       5,176    $          --
   Notes payable to shareholders                                           --          138,000
   Accounts payable - trade                                           484,385          642,614
   Accrued officers compensation                                      260,278          177,002
   Accrued interest payable                                                --            3,578
   Accrued dividends payable                                           18,472           31,096
                                                                --------------   --------------

     TOTAL CURRENT LIABILITIES                                        768,311          992,290
                                                                --------------   --------------

LONG-TERM LIABILITIES
   Deferred compensation - fair value of vested stock options         798,500               --
                                                                --------------   --------------

     TOTAL LIABILITIES                                              1,566,811          992,290
                                                                --------------   --------------


COMMITMENTS AND CONTINGENCIES


SHAREHOLDERS' EQUITY
   Preferred stock - $0.001 par value
     5,000,000 shares authorized
     1,485 and -0- issued and outstanding, respectively                     1                1
   Common stock - $0.001 par value
     200,000,000 shares authorized
     90,371,575 and 69,382,966 shares
       issued and outstanding, respectively                            90,372           69,383
   Additional paid-in capital                                       7,653,665        2,778,291
   Accumulated deficit                                             (7,970,903)      (3,226,153)
                                                                --------------   --------------

     TOTAL SHAREHOLDERS' EQUITY                                      (226,865)        (378,478)
                                                                --------------   --------------

   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $   1,339,946    $     613,812
                                                                ==============   ==============

           The financial information presented herein has been prepared by management without audit by independent certified public accountants.
           The accompanying notes are an integral part of these financial statements.

                                               4

                                  COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY
                           CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                Nine and Three months ended June 30, 2003 and 2002

                                                    (UNAUDITED)

                                                Nine months       Nine months      Three months      Three months
                                                  ended             ended             ended             ended
                                               June 30, 2003     June 30, 2002     June 30, 2003     June 30, 2002
                                               -------------     -------------     -------------     -------------
REVENUES                                       $         --      $         --      $         --      $         --
                                               -------------     -------------     -------------     -------------
EXPENSES
   Research and development costs                   744,945                --            27,610                --
   General and administrative expenses              354,890           432,943           169,090           157,726
   Legal, professional and consulting fees        1,070,522         1,795,397           332,887           321,327
   Interest expense                                   3,250             3,575                90             2,278
   Depreciation                                       3,491             2,189               791               827
   Compensation expense related to fair
     value of vested stock options                 (865,775)               --                --                --
   Compensation expense related to
     common stock issuances at less
     than "fair value"                              132,099           467,500           132,099           467,500
                                               -------------     -------------     -------------     -------------
     Total operating expenses                     1,443,422         2,701,607           662,557           949,658
                                               -------------     -------------     -------------     -------------

LOSS FROM OPERATIONS                             (1,443,422)       (2,701,607)         (662,557)         (949,658)

OTHER INCOME (EXPENSE)
   Litigation settlement                            (95,494)               --           (95,494)               --
   Abandonment of contract rights                  (165,000)               --          (165,000)               --
   Other                                              2,050                --             2,050                --
                                               -------------     -------------     -------------     -------------

LOSS BEFORE PROVISION FOR INCOME TAXES           (1,701,866)       (2,701,607)         (921,001)         (949,658)

PROVISION FOR INCOME TAXES                               --                --                --                --
                                               -------------     -------------     -------------     -------------

NET LOSS                                         (1,701,866)       (2,701,607)         (921,001)         (949,658)

OTHER COMPREHENSIVE INCOME                               --                --                --                --
                                               -------------     -------------     -------------     -------------

COMPREHENSIVE LOSS                             $ (1,701,866)     $ (2,701,607)     $   (921,001)     $   (949,658)
                                               =============     =============     =============     =============

Earnings per share of common
   stock outstanding computed
   on net loss - basic and fully
   diluted                                     $      (0.02)     $      (0.04)     $      (0.01)     $      (0.01)
                                               =============     =============     =============     =============

Weighted-average number of
   shares outstanding - basic
   and fully diluted                             82,472,143        67,321,108        89,748,749        68,742,109
                                               =============     =============     =============     =============

                    The financial information presented herein has been prepared by management without audit by independent certified public accountants.
                    The accompanying notes are an integral part of these financial statements.

                                                        5

                             COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 Nine months ended June 30, 2003 and 2002

                                               (UNAUDITED)

                                                                            Nine months      Nine months
                                                                               ended            ended
                                                                           June 30, 2003    June 30, 2002
                                                                           -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period                                                     $(1,701,866)     $(2,701,607)
Adjustments to reconcile net loss
   to net cash provided by operating activities
     Depreciation                                                                 7,823            2,189
     Abandonment of contract rights                                             165,000               --
     Amortization of prepaid expenses paid with common stock                    465,226           92,344
     Consulting fees paid with issuance of common stock                       1,369,391          808,090
     Lawsuit settlement paid with issuance of common stock                       95,494               --
     Compensation expense related to fair value of vested stock options        (865,775)              --
     Compensation expense related to common stock
       issuances at less than "fair value"                                      132,099          467,500
       (Increase) Decrease in
         Deposits and other                                                      (7,385)              --
       Increase (Decrease) in
         Accounts payable - trade                                              (480,276)         632,989
         Accrued officer compensation                                           (15,650)         185,744
         Accrued interest payable                                                (9,851)           3,578
                                                                            ------------     ------------
NET CASH USED IN OPERATING ACTIVITIES                                          (845,770)        (509,173)
                                                                            ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Cash paid on capitalized technology development                             (250,000)              --
   Purchase of property and equipment                                          (141,308)         (10,807)
                                                                            ------------     ------------
NET CASH USED IN INVESTING ACTIVITIES                                          (391,308)         (10,807)
                                                                            ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from notes payable to a shareholder                                      --          138,000
   Proceeds from sale of preferred stock                                             --           32,000
   Cash paid to acquire capital                                                 (35,000)              --
   Proceeds from sale of common stock                                         1,258,245          326,010
                                                                            ------------     ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                     1,223,245          496,010
                                                                            ------------     ------------

INCREASE (DECREASE) IN CASH                                                     (13,833)         (23,970)
Cash at beginning of period                                                      13,956           33,013
                                                                            ------------     ------------

CASH AT END OF PERIOD                                                       $       123      $     9,043
                                                                            ============     ============

SUPPLEMENTAL DISCLOSURE OF INTEREST AND INCOME TAXES PAID
     Interest paid for the period                                           $     2,050      $        --
                                                                            ============     ============
     Income taxes paid for the period                                       $        --      $        --
                                                                            ============     ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
     Common stock exchanged for
       Investment in Other Companies                                        $        --      $   191,250
                                                                            ============     ============
     Common stock issued for short-term consulting contracts                $ 1,296,000      $        --
                                                                            ============     ============

                The financial information presented herein has been prepared by management without audit by independent certified public accountants.
                The accompanying notes are an integral part of these financial statements.

                                                    6

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

                 COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY

NOTE B - PREPARATION OF FINANCIAL STATEMENTS - CONTINUED

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-KSB for the year ended September 30, 2002. The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission's instructions for Form 10-QSB, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending September 30, 2003.

The accompanying consolidated financial statements contain the accounts of Composite Technology Corporation and its wholly-owned subsidiary, Transmission Technology Corporation. All significant intercompany transactions have been eliminated. The consolidated entities are collectively referred to as "the Company".

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

7.   Income taxes
     ------------

     The Company utilizes the asset and liability method of accounting for income taxes. At June 30, 2003 and 2002, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material, consist of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily allowance for doubtful accounts and accumulated depreciation.

     As of June 30, 2003 and 2002, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

8.   Income (Loss) per share
     -----------------------

     Basic earnings (loss) per share is computed by dividing the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of June 30, 2003 and 2002, the Company's outstanding stock options are considered anti-dilutive due to the Company's net operating loss position.


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

During the quarter ended June 30, 2003, management made the determination that, as a result of the Company's own efforts towards obtaining patent protection on research performed outside the CRAC1 technology, the carrying value of the aforementioned contract rights has limited future value and, accordingly, a 100% impairment was provided for at June 30, 2003.

                 COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY

NOTE G - TECHNOLOGY DEVELOPMENT COSTS

During the quarter ended June 30, 2003, the Company achieved successful and proven laboratory results related to its ACCC technology and generated significant commercial interest, subject to the completion of external field trials on the ACCC technology. Accordingly, management has capitalized approximately $250,000 in costs associated with the development and refinement of the ACCC technology, subsequent to the achievement of successful and proven laboratory results. All other costs and expenses, including depreciation on manufacturing equipment, related to the development of the ACCC technology has been charged to operations as research and development expenses.


NOTE H - INVESTMENTS IN OTHER COMPANIES

Investments in other companies consists of the following at June 30, 2003 and 2002:

                                          Carrying value at    Carrying value at
       Investee company                     June 30, 2003        June 30, 2002
       ----------------                     -------------        -------------
Held-to-Maturity
----------------
    Integrated Performance Systems, Inc.       $  1,000            $  1,000
    STL Group, Inc.                                  --               1,000
    TMA Ventures, LLC/ MEMX, Inc.                    --               1,000
    AMJ Logistics, Inc.                              --             233,270

        Totals                                 $  1,000            $236,270

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


NOTE I - INCOME TAXES

The components of income tax (benefit) expense for the nine months ended June 30, 2003 and 2002, respectively, are as follows:

                                        Nine months ended   Nine months ended
                                          June 30, 2003       June 30, 2002
                                          -------------       -------------
         Federal:
           Current                            $    --             $    --
           Deferred                                --                  --
                                              -------             -------
         State:
           Current                                 --                  --
           Deferred                                --                  --
                                              -------             -------

           Total                              $    --             $    --

                 COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY

NOTE I - INCOME TAXES - CONTINUED

As of June 30, 2003, the Company has a net operating loss carryforward of approximately $6,300,000 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2020. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense for the nine months ended June 30, 2003 and 2002, respectively, are as follows:

                                                        Nine months      Nine months
                                                           ended            ended
                                                       June 30, 2003    June 30, 2002
                                                       -------------    -------------
Statutory rate applied to income before income taxes     $(579,000)      $(919,000)
Increase (decrease) in income taxes resulting from:
     State income taxes                                         --              --
     Other, including reserve for deferred tax asset       579,000         919,000
                                                         ----------      ----------
       Income tax expense                                $      --       $      --
                                                         ==========      ==========

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs, statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities and timing of the deductibility of accrued executive compensation give rise to deferred tax assets and liabilities as of June 30, 2003 and 2002, respectively:

                                               June 30, 2003    June 30, 2002
                                               -------------    -------------
         Deferred tax assets
           Net operating loss carryforwards     $ 1,896,000      $   341,000
           Less valuation allowance              (1,896,000)        (341,000)
                                                ------------     ------------

         Net Deferred Tax Asset                 $        --      $        --
                                                ============     ============

During the nine months ended June 30, 2003 and 2002, respectively, the reserve for the deferred current tax asset increased by approximately $128,000 and $167,000, respectively.


NOTE J - PREFERRED STOCK TRANSACTIONS

Preferred stock consists of the following as of June 30, 2003 and 2002, respectively:

                                                June 30, 2003            June 30, 2002
                                                -------------            -------------
                                           # shares     par value    # shares     par value
                                           --------     ---------    --------     ---------
Series A Cumulative Convertible Stock           --        $  --          165        $  --
Series B Cumulative Convertible Stock        1,000            1        1,000            1
                                            -------       ------      -------       ------
     Totals                                  1,000        $   1        1,165            1
                                            =======       ======      =======       ======

                 COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY

NOTE J - PREFERRED STOCK TRANSACTIONS - CONTINUED

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

On March 28, 2003, the Company exercised it's call rights with regard to 320 shares of outstanding Series B Preferred Stock. The Company issued 207,576 shares of common stock, by agreement, with the Holder of the called Series B Preferred Stock, payment of all accrued, and unpaid dividends, and the stated 9.0% call premium.


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

NOTE K - COMMON STOCK TRANSACTIONS - CONTINUED

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

NOTE K - COMMON STOCK TRANSACTIONS - CONTINUED

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

During the second quarter of fiscal 2003, in conjunction with a separate Private Placement Memorandum, the Company sold an aggregate 3,993,000 Units for gross proceeds of approximately $735,653. Each Unit consists of one share of unregistered, restricted common stock and one warrant either Series E or Series H to purchase one share of unregistered, restricted common stock.

As further described in Note N - Litigation Contingencies, the Company issued 1,500,000 shares of restricted, unregistered common stock valued at $93,750 in connection with a settlement agreement.

In February 2003, the Company issued an aggregate 300,000 shares of the Company's restricted, unregistered common stock to an individual, who was an existing shareholder of the Company, for conversion of $30,000 of a short-term working capital loan and accrued, but unpaid, interest.

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

During the third quarter of fiscal 2003, the Company, in conjunction with a separate Private Placement Memorandum, the Company sold an aggregate 110,000 Units for gross proceeds of approximately $275,000. Each Unit consists of one share of unregistered, restricted common stock and one Series H warrant to purchase one share of unregistered, restricted common stock.

                 COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY

NOTE K - COMMON STOCK TRANSACTIONS - CONTINUED

During the third quarter of fiscal 2003, the Company, in conjunction with a separate Private Placement Memorandum, the Company sold an aggregate 16,667 Units for gross proceeds of approximately $50,000. Each Unit consists of ten shares of unregistered, restricted common stock and one Series O warrant to purchase five shares of unregistered, restricted common stock.


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

                             Options        Options           Options          Options        Exercise price
                             granted       exercised        terminated        outstanding       per share
                             -------       ---------        ----------        -----------       ---------
     Series B
        Preferred            $500,000       $132,000          $368,000          $     -         $100.00
                             ---------      ---------         ---------         --------

     Totals                  $500,000       $132,000          $368,000          $     -
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

                 COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY

NOTE L - STOCK OPTIONS - CONTINUED

The following table summarizes all common stock options granted through June 30, 2003:

                     Options      Options      Options        Options    Exercise price     Options
                     granted     exercised    terminated    outstanding     per share      not vested
                     -------     ---------    ----------    -----------     ---------      ----------
2001 employees      1,357,740           --            --     1,357,740   $0.31 - $0.35             0
2002 consultants    5,950,000   (2,000,000)   (1,000,000)    2,950,000   $0.08 - $2.00     1,785,715
2003 consultants      750,000           --            --       750,000   $        0.25       700,000
                    ----------  -----------   -----------   -----------  --------------   -----------

Totals              8,057,740   (2,000,000)   (1,000,000)    5,057,740                     2,485,715
                    ==========  ===========   ===========   ===========                   ===========

The weighted average exercise price of all issued and outstanding options at June 30, 2003 is approximately $0.31 and approximately 2,572,025 of the issued and outstanding options are vested and eligible for exercise.

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

Expected dividends:                Zero (0.00) based on past performance

Anticipated risk free
    interest rate:                 Estimated to be 6.0% at September 30, 2002

This calculation resulted in approximately $1,664,275 being charged to operations for the year ended September 30, 2002 for stock options outstanding. Due to the cancellation and termination of various options expensed in prior periods, the Company experienced a credit to operations of approximately $865,775 during the nine months ended June 30, 2003.


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

NOTE M - STOCK WARRANTS - CONTINUED

On October 18, 2001, the holder of the Warrant to purchase shares of the Company's common stock exercised 7,940 warrants and purchased 7,940 shares of restricted, unregistered common stock for $10,000 cash.

During the fourth quarter of 2002, the Company sold an aggregate 6,400 Units, in conjunction with a separate Private Placement Memorandum, for gross proceeds of approximately $11,520. Each Unit consisted of 10 shares of restricted, unregistered common stock; 10 Series A warrants and 5 Series B warrants. Each Series A warrant entitles the holder to purchase a share of common stock at a price of $0.35 per share and expires at the earlier of December 1, 2003 or 3 weeks following written notification by the Company that our common stock closed at or above $0.61 per share for 5 consecutive trading days. Each Series B warrant entitles the holder to purchase a share of common stock at $0.60 per share and expires at the earlier of June 30, 2004 or 3 weeks following written notification by the Company that our common stock closed at or above $1.05 per share for 5 consecutive trading days

Through February 2003, the Company sold Units, pursuant to a separate Private Placement Memorandum. Each Unit consists of one share of restricted, unregistered common stock and one Series E warrant to purchase one share of unregistered, restricted common stock. Each Series E warrant entitles the holder to purchase a share of common stock at $0.25 per share and expires on December 1, 2004.

In May 2003, the Company sold an aggregate 16,667 Units, pursuant to a separate Private Placement Memorandum, dated May 29, 2003, for gross proceeds of approximately $50,000. Each unit consists of 10 shares of restricted, unregistered common stock and five Series O warrants to purchase one share each of unregistered, restricted common stock. Each Series O warrant entitles the holder to purchase a share of common stock at $0.60 per share. The Series O warrants expire on either June 30, 2005 or after written notification that common stock closed at or above $0.90 per share for 10 consecutive days. The Series O warrants are also redeemable @ $0.001 per warrant upon either 3 week written notice that last sale price for stock equaled or exceeded 150% of warrant price for 5 consecutive trading days or underlying shares are available for immediate resale because registration statement on underlying shares has been deemed effective by SEC.

The following table presents the status of the issued and outstanding stock warrants to purchase shares of common stock as of June 30, 2003:

                         Balance        Warrants        Warrants       Warrants        Balance
                     outstanding at      issued        expired or      exercised   outstanding at
                      September 30,      during        terminated       during         June 30,      Exercise
                          2002           FY 2003        FY 2003         FY 2003         2003           Price
                          ----           -------        -------         -------         ----           -----
Undesignated           931,963                  -           -               -           931,963        $0.50
Series A                  -                 64,000          -               -            64,000        $0.35
Series B                  -                 32,000          -               -            32,000        $0.60
Series E                  -              3,286,000          -               -         3,286,000        $0.50
Series H                  -              3,383,500          -               -         3,383,500        $0.50
Series O                  -                 83,335          -               -            83,335        $0.60
                      ---------          ----------      ------          ------       ----------

Totals                 931,963           6,848,835          -               -         7,780,798
                      =========          ==========      ======          ======       ==========

                 COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY

NOTE N - COMMITMENTS

The Company operates in leased offices, located in Irvine, California, on a month-to-month agreement at a rate of approximately $4,600 per month. Additionally, the Company is leasing approximately 8,000 square feet of research and development space in Newport Beach, California on a month- to-month agreement at a rate of approximately $8,000 per month.


NOTE O - LITIGATION CONTINGENCIES

The Company has settled all known material legal proceedings that had commenced by or against CTC or its wholly owned subsidiary, Transmission Technology Corporation ("TTC").

As of February 6, 2003, CTC entered a Settlement Agreement and Mutual Release pursuant to which all of claims and counterclaims in various legal proceedings related to CTC, CTC's Officers or consultants and W. Brandt Goldsworthy & Associates, Inc. ("WBGA"), W.B.G., Inc. ("WBG"), W. Brandt Goldsworthy and affiliates of WBGA and WBG were dismissed. Pursuant to the settlement, CTC issued 1,500,000 shares of unregistered, restricted common stock to various parties in the actions. The shares issued were valued at $93,750.

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

A contract with an unrelated partnership for legal services at a rate of $300 per hour, payable in common stock issued pursuant to a Registration Statement under the Securities Act of 1933 on Form S-8. The Company is required to issue common stock in blocks of 100,000 shares to prepay for these legal services. This agreement commenced in January 2002 for an initial one-year term and is continuing subject to 30 day cancellation by either party.. This agreement also contained the granting of options to purchase up to 200,000 shares of common stock pursuant to a Registration Statement under the Securities Act of 1933 on Form S-8 at a price of $1.75 per share for 100,000 options and $2.00 per share for 100,000 options. The options vested on the grant date. The Company has $50,000 prepaid under the contract at June 30, 2003.

A contract with an unrelated person for marketing and growth strategies services in exchange for 100,000 shares of free-trading S-8 stock and One million options to purchase unregistered, restricted common stock at an exercise price of $3.00 per share with an expiration date of December 31, 2005. This agreement commenced in January 2002 and expired in January 2003.

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

(7)      Caution Regarding Forward-Looking Information

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

(8)      General comments

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

(3)  RESULTS OF OPERATIONS

The Company had no revenue for either the nine or three months ended June 30, 2003 and 2002, respectively.

Operating expenses for the nine months ended June 30, 2003 and 2002 were approximately $2.3 million (net of deferred compensation income from cancellation of stock options) and $2.7 million, respectively. Operating expenses for the three months ended June 30, 2003 and 2002 were approximately $.6 million (net of deferred compensation income from cancellation of stock options) and $1 million, respectively. During the current fiscal year we specifically identified expenses of $1.1 million of research and development expenses which we previously included with other legal, professional and consulting expenses. We expended these costs to further develop our products including patent protection, legal expense and shareholder related expense. The fiscal 2003 expenditures decreased as a result of our ability to settle certain obligations utilizing our common stock in lieu of cash. Expenses however may increase in the near term as we expand beyond the prototype stage of our plan at our limited production facility in Orange County, California coupled with the production of product to be supplied for demonstrations during the final quarter of 2003.

We anticipate incurring similar expense increase trends in future periods until such time that the Company reaches commercial production levels and commences sales.

(4) PLAN OF OPERATION

CTC has commenced production of commercial lengths of composite core at our facilities in Orange County, California. We have developmental contacts with major cable manufacturers in North America for the helical winding of aluminum conductors so that in-service transmission line operations can be commenced during the final quarter of fiscal 2003 (or as soon as the utility can isolate a line to install ACCC). We continue development and implementation of improved designs and quality controls for production equipment with increased throughput capability in order to further enhance production economics.

We expect that one planned test program, beginning in the fall of 2003, will be conducted at facilities of the U. S. Department of Energy (DOE) at Oak Ridge National Laboratories (ORNL). The program will be closely monitored for several months. After the initial report confirming attainment of our ACCC cable performance claims, we anticipate receiving conditional orders from utility companies and other end users, although the initial demonstration as well as other characterization activities will continue for the foreseeable future. Upon successful completion of the initial ORNL program, members of the High Temperature Low Sag (HTLS) program (a consortium of abut 15 utility companies, overseen by the Electric Power Research Institute) are expected to install several spans of the ACCC conductor in a live system for demonstration and evaluation.

We have a letter agreement with Aquila, Inc., in which the Kansas City, MO utility has agreed to install a 20+ circuit-mile line of our ACCC cable to demonstrate its superior performance. DOE's Western Area Power Administration has agreed to install ACCC at a site in its operating systems, subject to completion of location engineering and outage studies. A major domestic organization has agreed, pending engineering approvals, to use CTC's conductor for transmission lines to a new wind turbine certification facility to be built within the next year in the Midwest. CTC is in various stages of negotiation with several utilities and transmission system owners for well over 20 potential transmission line projects that could be implemented during our next fiscal year. The projects under discussion encompass many hundreds of miles of conductor potentially worth many millions in sales. We expect to begin finalizing some of these agreements over the next six months.

We continue our marketing strategy to bring awareness of the advantages of our ACCC cable by showing how our cable provides an elegant solution to the problem of congested grid systems. We have developed preliminary marketing software that demonstrates the economic benefits to a transmission line owner, both in increased throughput of power resulting in increased revenue potential as well as lower capital expenditures to achieve greater throughput within an existing transmission line system. We expect to expand the marketing software's capability so that a utility can insert its present line details along with its unique variables into the software and view the precise performance advantages of our cable as a replacement. We plan to make this available to all utilities through a registration on our website, which should enable us to tap that portion of the electrical transmission and distribution market that is in the most need of a solution to solve increased electricity demand.

In order to speed production and deployment into the market, we continue to negotiate various possible strategic relationships, including joint ventures with conventional cable manufacturers, in which we will wither sell our composite core, license or sell our production equipment, or enter into an agreement with respect to the production of cable using our composite core. We plan to continue negotiations with potential partners in the cable business for production joint ventures in other countries, including in China, Mexico and Brazil.

Responding to demand of several potential utility customers, we have competed design and initiated development of composite electrical poles and towers, using both new economical technologies available to the company and those developed by the company. Another composite technology for very tall towers to be used for novel wind turbine support structures is being developed in response to the demand for more economical and taller towers for the next generation wind power systems. CTC is the commercial partner of a wind tower project that has been notified of impending financial support for a demonstration at a facility operated by an agency of the Federal Government. We plan to place these developments in subsidiaries and in the future enter into strategic relationships with customers and their financiers.

(5) LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2003, the Company had working capital of approximately $158,000 as compared to approximately $(1,159,000) as of September 30, 2002 and approximately $(795,000) as of June 30, 2002.

During the nine months ended June 30, 2003, we utilized our common stock - both registered as well as restricted, unregistered - to satisfy certain of our current obligations and prepay future expenses. with the intention of improving our working capital position. We intend to continue wherever possible to utilize our common stock to satisfy our working capital needs.

During the quarter ended March 31, 2003, in conjunction with a separate Private Placement Memorandum, we sold an aggregate 3,937,000 Units for gross proceeds of approximately $775,575. Each Unit consists of one share of unregistered, restricted common stock and one warrant either Series E or Series H to purchase one share of unregistered, restricted common stock.

During the third quarter of fiscal 2003 pursuant to Private Placement Memoranda, the Company sold an aggregate 110,000 Units, for gross proceeds of approximately $275,000 to one accredited individual and one unrelated entity. Each Unit consisted of on share of restricted, unregistered common stock and one warrant of either Series H or I attached to purchase one share of unregistered, restricted common stock. In connection with these transactions, 600,000 Series H warrants, 550,000 Series I warrants, and 100,000 Series L warrants were issued. Each Series L warrant entitles the holder to purchase a share of unregistered, restricted common stock at $0.42 per share and expires on April 8, 2008. Additionally in connection with certain of these placements we received commitments to purchase 510,000 additional units for $1,275,000 on identical terms based upon our meeting certain milestones in our product development.

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

We anticipate receiving orders for our products during the final three months of fiscal 2003. Prior to the consummation, processing and shipment of revenue generating orders, we anticipate that we will remain dependent on the receipt of additional financing from third parties. If such financing is not available, we may be required to discontinue operations.

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

(7) ACQUISITION OF PLANT AND EQUIPMENT

We do not own any real estate. During the quarter ended March 31, 2002, we took delivery of the initial base pultrusion machine for approximately $102,950 before the cost of dies and related ancillary items. We anticipate utilizing this equipment in our research and development efforts as well as limited production. The machine is currently operating in an Orange County location comprising approximately 8,000 square feet. We lease this facility on a month to month basis. We do anticipate the need for additional prototype equipment and product manufacturing capability in the near future and are actively searching for facilities. The precise space requirements are being finalized since we anticipate the requirement for prototype equipment development to occur during the final three months of fiscal 2003.

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


PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

     From time to time, the Company is involved in routine litigation matters that are incidental to its business. At present, the Company is not involved in any legal proceedings that require disclosure under Item 103 of Regulation S-B.

ITEM 2 - CHANGES IN SECURITIES

     During the third quarter of fiscal 2003 pursuant to Private Placement Memoranda, the Company sold an aggregate 110,000 Units, for gross proceeds of approximately $275,000 to one accredited individual and one unrelated entity. Each Unit consisted of on share of restricted, unregistered common stock and one warrant of either Series H or I attached to purchase one share of unregistered, restricted common stock. In connection with these transactions, 600,000 Series H warrants, 550,000 Series I warrants, and 100,000 Series L warrants were issued. Each Series L warrant entitles the holder to purchase a share of unregistered, restricted common stock at $0.42 per share and expires on April 8, 2008. Additionally in connection with certain of these placements we received commitments to purchase 510,000 additional units for $1,275,000 on identical terms based upon our meeting certain milestones in our product development.

ITEM 3 - DEFAULTS ON SENIOR SECURITIES

     None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5 - OTHER INFORMATION

     None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

Exhibits
--------

         23.1     Consent of Independent Certified Public Accountants

         31.1 Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 - Chief Executive Officer

         31.2 Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 - Chief Financial Officer

         32.1 Certifications pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

Reports on Form 8-K
-------------------
     None


--------------------------------------------------------------------------------

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               COMPOSITE TECHNOLOGY CORPORATION

Date: August 14, 2003                                     /s/ Benton H Wilcoxon
                                                       ------------------------
                                                              Benton H Wilcoxon
                                                       Chief Executive Officer,
                                                        Director, and Secretary

Date: August 14, 2003                                      /s/ Brent N. Robbins
                                                       ------------------------
                                                               Brent N. Robbins
                                                        Chief Financial Officer