Form 10KSB/A
period 2001-09-30
COMPOSITE TECHNOLOGY CORP
filed 2004-02-03
CIK 317477

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

                         Commission File Number: 0-10999
                         -------------------------------

                        COMPOSITE TECHNOLOGY CORPORATION
        (Exact name of small business issuer as specified in its charter)

        Nevada                                                 59-2025386
        -----------------------------------------------------------------
(State of incorporation)                                (IRS Employer ID Number)

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

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                                           TABLE OF CONTENTS
                                                                                           Page Number
                                                                                           -----------
PART I

ITEM 1.      Description of Business                                                              3
ITEM 2.      Description of Property                                                             13
ITEM 3.      Legal Proceedings                                                                   13
ITEM 4.      Submission of Matters to a Vote of Security Holders                                 15

PART II

ITEM 5.      Market for Company's Common Stock and Related Stockholder Matters                   15
ITEM 6.      Management's Discussion and Analysis or Plan of Operation                           16
ITEM 7.      Index to Financial Statements                                                       18
ITEM 8.      Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosures                                             18

PART III

ITEM 9.      Officers and Directors                                                              18
ITEM 10.     Executive Compensation                                                              20
ITEM 11.     Security Ownership of Certain Beneficial Owners and Management                      21
ITEM 12.     Certain Relationships and Related Transactions                                      21
ITEM 13.     Exhibits and Reports on Form 8-K                                                    23

SIGNATURES                                                                                       24
                                                   2

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

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

                                    PART III

ITEM 9 - OFFICERS AND DIRECTORS

The following table sets forth the names, ages, and positions of our directors and officers.
                                                                Officer/Director
Name                        Age     Position Held                  since (1)
----                        ---     -------------                  ---------

Benton H Wilcoxon           52      Chief Executive Officer,         2001
                                      Director, and Secretary

C. William Arrington        60      President and Director           2001

Robert Nikoley              62      Chief Financial Officer          2001

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

                                                                 Long-Term Compensation
                                                                 ----------------------
                                        Annual Compensation             Awards           Payouts
                                        -------------------             ------           -------

                                                Other          Restricted   Securities
Name and                                        Annual         Stock        Underlying     LTIP      All Other
Compensation          Fiscal   Salary   Bonus   Compensation   Award(s)     Options/SARs   Payouts   Compensation
Principal Position    Year     ($)      ($)     ($)            ($)          (#)            ($)       ($)
------------------    ------   ------   -----   ------------   ----------   ------------   -------   ------------
Benton H Wilcoxon     2001      0(1)      -        -               -         40,000(2)        -           -
Chief Executive
Officer

Glenn A. Little (3)   2001       0        -        -               -            -             -           -
President             2000       0        -        -               -            -             -           -
                      1999       0        -        -               -            -             -           -

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

           OPTIONS/SAR GRANTS IN FISCAL YEAR ENDED SEPTEMBER 30, 2001
                               (Individual Grants)
                                           Percent of
                             Number of     Total Options
                             Securities    Granted to
                             Underlying    Employees        Exercise or
                             Option        during           Base Price    Expiration
          Name               Granted (#)   Fiscal Year(%)   ($/Sh)        Date
--------------------         -----------   --------------   -----------   -----------
Benton H Wilcoxon            40,000(1)        46.8%            5.50         6/7/11

(1) Represents options to purchase 40,000 shares of TTC Common Stock.

The following table provides information as to the number and value of unexercised options to purchase TTC Common Stock held by the named executive officers at September 30, 2001. None of the named executive officers exercised any options during the fiscal year ended September 30, 2001.

                                      Number of Securities Underlying            Value of Unexercised In-the-Money
                                      Unexercised Options at Fiscal Year-        Options at Fiscal Year-End ($)
                Name                  End (#) Exercisable/Unexercisable          Exercisable/Unexercisable
                ----                  ---------------------------------          -------------------------
Benton H Wilcoxon                     40,000 /0 (1)                              (2)

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

Between January 3, 2002 and January 28, 2002, Red Guard made four short-term working capital loans to the Company aggregating $57,000. Each respective loan is for six months (maturing from July 3, 2002 to July 28, 2002) and bears interest at 10 1/2% per annum.

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

3.2***   By-Laws of the Company

4.1*** See Exhibits 3.1 and 3.2 for provisions of the Articles of Incorporation and By-laws of the Company defining the rights of holders of Common Stock of the Company

4.2****   Warrant to Purchase 120,000 Shares of Common Stock of Transmission
         Technology Corporation dated July 12, 2001

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

* Incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on November 20, 2001.

** Incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on January 11, 2002.

*** Incorporated herein by reference to Form 10-KSB filed with the U. S. Securities and Exchange Commission on February 14, 2002.

**** Incorporated herein by reference to Form 10-KSB filed with the U.S.
     Securities and Exchange Commission on June 12, 2002.

(b) Reports on Form 8-K filed during the quarter ended September 30, 2001: None

                                   SIGNATURES

         In accord with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      COMPOSITE TECHNOLOGY CORPORATION

Dated: February 3, 2004                  By: /S/ BENTON H WILCOXON
                                          ----------------------------------
                                          Benton H Wilcoxon
                                          Chief Executive Officer, Director,
                                          Chief Financial Officer and Secretary

In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: February 3, 2004                  By: /S/ BENTON H WILCOXON
                                          ----------------------------------
                                          Benton H Wilcoxon
                                          Chief Executive Officer, Director,
                                          Chief Financial Officer and Secretary


                    COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY
                   (formerly Eldorado Financial Group, Inc.)
                           (a development stage enterprise)

                                       CONTENTS

                                                                                  Page
                                                                                  ----

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                                 F-2

RESTATED CONSOLIDATED FINANCIAL STATEMENTS

   Restated Consolidated Balance Sheets
     as of September 30, 2001                                                      F-3

   Restated Consolidated Statements of Operations and Comprehensive Loss Period
     from March 28, 2001 (date of formation) through September 30, 2001            F-4

   Restated Consolidated Statements of Changes in Shareholders' Equity Period
     from March 28, 2001 date of formation) through September 30, 2001             F-5

   Restated Consolidated Statements of Cash Flows
     Period from March 28, 2001 (date of formation) through September 30, 2001     F-6

   Notes to Restated Consolidated Financial Statements                             F-7


                  REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
Composite Technology Corporation
   (formerly Eldorado Financial Group, Inc.)

We have audited the accompanying restated consolidated balance sheets of Composite Technology Corporation (formerly Eldorado Financial Group, Inc.) (a Nevada corporation) and Subsidiary (a development stage enterprise) as of September 30, 2001 and the related restated consolidated statements of operations and comprehensive loss, changes in shareholders' equity and cash flows for the period from March 28, 2001 (date of formation) through September 30, 2001. These restated consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the restated consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the restated consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall restated consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the restated consolidated financial statements referred to above present fairly, in all material respects, the restated consolidated financial position of Composite Technology Corporation (formerly Eldorado Financial Group, Inc.) as of September 30, 2001 and the results of its restated operations and its cash flows for the March 28, 2001 (date of formation) through September 30, 2001, in conformity with generally accepted accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note C to the financial statements, the Company has no viable operations or significant assets and is dependent upon significant shareholders to provide sufficient working capital to maintain the integrity of the corporate entity. These circumstances create substantial doubt about the Company's ability to continue as a going concern and are discussed in Note C. The financial statements do not contain any adjustments that might result from the outcome of these uncertainties.

We initially issued a Report of Independent Certified Public Accountants (Opinion) on the above listed financial statements on January 4, 2002. In conjunction with management's preparation for the audit of the Company's financial statements for the year ended September 30, 2003, as more fully discussed in Note B, management made the determination that a more appropriate method of financial disclosure for the November 3, 2001 business combination between Composite Technology Corporation and Transmission Technology Corporation was proper. This change, with which we concur, is reported in the accompanying financial statements. Accordingly, we withdraw our Opinion dated January 4, 2002 and no further reliance should be placed on this Opinion.

                                                         /s/ S. W. HATFIELD, CPA
Dallas, Texas
December 5, 2003

                 COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY
                    (formerly Eldorado Financial Group, Inc.)
                        (a development stage enterprise)
                      RESTATED CONSOLIDATED BALANCE SHEETS
                               September 30, 2001

                                                                   September 30,
                                                                            2001
                                                                   -------------
                                        ASSETS
                                        ------
CURRENT ASSETS
   Cash on hand and in bank                                           $  33,013
   Advances to officers                                                   8,742
   Prepaid expenses                                                      33,359
                                                                      ----------
     TOTAL CURRENT ASSETS                                                75,114
                                                                      ----------
PROPERTY AND EQUIPMENT - AT COST
   Office furniture and equipment                                         7,400
   Accumulated depreciation                                              (1,234)
                                                                      ----------
     NET PROPERTY AND EQUIPMENT                                           6,166
                                                                      ----------
OTHER ASSETS
   Contract rights                                                      165,000
   Investments in other companies                                        45,020
                                                                      ----------
     TOTAL OTHER ASSETS                                                 210,020
                                                                      ----------
   TOTAL ASSETS                                                       $ 291,300
                                                                      ==========
                         LIABILITIES AND SHAREHOLDERS" EQUITY
                         ------------------------------------
CURRENT LIABILITIES
   Accounts payable - trade                                           $   9,625
   Accrued dividends payable                                              8,222
                                                                      ----------
     TOTAL CURRENT LIABILITIES                                           17,847
                                                                      ----------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS" EQUITY (DEFICIT)
   Preferred stock - $0.001 par value
     5,000,000 shares authorized
     1,165 shares issued and outstanding                                      1
   Common stock - $0.001 par value
     200,000,000 shares authorized
     66,500,000 shares issued and outstanding                            66,500
   Additional paid-in capital                                           708,624
   Accumulated deficit                                                 (501,672)
                                                                      ----------
   TOTAL SHAREHOLDERS" EQUITY (DEFICIT)                                 273,453
                                                                      ----------
   TOTAL LIABILITIES AND SHAREHOLDERS" EQUITY                         $ 291,300
                                                                      ==========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                 COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY
                    (formerly Eldorado Financial Group, Inc.)
                        (a development stage enterprise)
      RESTATED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
   Period from March 28, 2001 (date of formation) through September 30, 2001

                                                   Period from     Cumulative
                                                  March 28, 2001  development
                                                    (date of    stage operations
                                                    formation)   March 28, 2001
                                                      through        through
                                                   September 30,   September 30,
                                                       2001            2001
                                                   -------------   -------------

REVENUES                                           $         --    $         --
                                                   -------------   -------------
EXPENSES
   General and administrative expenses                  131,136         131,136
   Legal, professional and consulting fees              117,700         117,700
   Reorganization expenses                               30,000          30,000
   Interest expense                                         150             150
   Depreciation                                           1,234           1,234
   Compensation expense related to common
     stock issuances at less than "fair value"           76,000          76,000
                                                   -------------   -------------
     Total operating expenses                           356,220         356,220
                                                   -------------   -------------
LOSS FROM OPERATIONS                                   (356,220)       (356,220)

OTHER INCOME (EXPENSE)
   Carrying value impairment adjustment
     on investments in other companies                 (137,230)       (137,230)
                                                   -------------   -------------
LOSS BEFORE PROVISION FOR INCOME TAXES                 (493,450)       (493,450)

PROVISION FOR INCOME TAXES                                   --              --
                                                   -------------   -------------
NET LOSS                                               (493,450)       (493,450)

OTHER COMPREHENSIVE INCOME                                   --              --
                                                   -------------   -------------
COMPREHENSIVE LOSS                                 $   (493,450)   $   (493,450)
                                                   =============   =============

Earnings per share of common stock
   outstanding computed on net income
   - basic and fully diluted                       $      (0.01)   $      (0.01)
                                                   =============   =============
Weighted-average number of shares
   outstanding - basic and fully diluted             69,156,748      69,156,748
                                                   =============   =============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.


                                           COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY
                                             (formerly Eldorado Financial Group, Inc.)
                                                  (a development stage enterprise)
                                 RESTATED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS" EQUITY
                              Period from March 28, 2001 (date of formation) through September 30, 2001

                                                  Convertible                               Additional
                                                 Preferred Stock        Common Stock         paid-in      Accumulated
                                                Shares     Amount     Shares      Amount     capital        deficit        Total
                                               ---------  --------  -----------  ---------  -----------   -----------   ------------
Common stock issued at formation                     --        --    2,500,000   $  2,500   $       --    $       --    $    2,500

Issuance of Preferred Stock
   for Technology rights                            165        --           --         --      165,000            --       165,000
   for Cash                                       1,000         1           --         --       99,999            --       100,000

Issuance of Common Stock
   for Cash                                          --        --      125,000        125      249,875            --       250,000
   for Investments in Other Companies                --        --      970,000        970      217,280            --       218,250
   for Prepaid Representation Agreement              --        --      175,000        175       39,200            --        39,375

Recapitalization effect of reverse acquisition
   between Transmission Technology Corporation
   and Composite Technology Corporation              --        --   62,730,000     62,730      (62,730)           --            --

Dividends on preferred stock                         --        --           --         --           --        (8,222)       (8,222)

Net loss for the period (post-acquisition)           --        --           --         --           --      (493,450)     (493,450)
                                               ---------  --------  -----------  ---------  -----------   -----------   ------------
BALANCES AT SEPTEMBER 30, 2001                    1,165   $     1   66,500,000   $ 66,500   $  708,624    $ (501,672)   $  273,453
                                               =========  ========  ===========  =========  ===========   ===========   ============

                                       The accompanying notes are an integral part of these
                                                consolidated financial statements.

                                                                F-5


                             COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY
                                (formerly Eldorado Financial Group, Inc.)
                                    (a development stage enterprise)
                             RESTATED CONSOLIDATED STATEMENTS OF CASH FLOWS
               Period from March 28, 2001 (date of formation) through September 30, 2001

                                                                         Period from       Cumulative
                                                                        March 28, 2001    development
                                                                            (date of    stage operations
                                                                           formation)    March 28, 2001
                                                                            through          through
                                                                         September 30,    September 30,
                                                                              2001             2001
                                                                         --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss for the period                                               $    (493,450)   $    (493,450)
   Adjustments to reconcile net loss
     to net cash provided by operating activities
       Depreciation                                                              1,234            1,234
       Amortization of prepaid expenses paid
         with common stock                                                       6,016            6,016
       Compensation expense related to common
         stock issuances at less than "fair value"                              76,000           76,000
       Carrying value impairment adjustment
         on investments in other companies                                     137,230          137,230
       Increase (Decrease) in
         Accounts payable - trade                                                9,625            9,625
                                                                         --------------   --------------
NET CASH USED IN OPERATING ACTIVITIES                                         (263,345)        (263,345)
                                                                         --------------   --------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Cash advanced to officers                                                    (8,742)          (8,742)
   Purchase of property and equipment                                           (7,400)          (7,400)
   Cash paid for investments in other companies                                (40,000)         (40,000)
                                                                         --------------   --------------
NET CASH USED IN INVESTING ACTIVITIES                                          (56,142)         (56,142)
                                                                         --------------   --------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Cash contributed to support operations                                           --               --
   Proceeds from sale of preferred stock                                       100,000          100,000
   Proceeds from sale of common stock                                          252,500          252,500
                                                                         --------------   --------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                      352,500          352,500
                                                                         --------------   --------------
INCREASE (DECREASE) IN CASH                                                     33,013           33,013
Cash at beginning of period                                                         --               --
                                                                         --------------   --------------
CASH AT END OF PERIOD                                                    $      33,013    $      33,013
                                                                         ==============   ==============
SUPPLEMENTAL DISCLOSURE OF INTEREST AND INCOME TAXES PAID
     Interest paid for the period                                        $         150    $         150
     Income taxes paid for the period                                    $          --    $          --

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
     Preferred stock issued to acquire technology rights                 $     165,000    $     165,000
     Common stock issued to acquire investments in other companies       $     142,250    $     142,250
     Common stock issued for prepaid representation agreement            $      39,375    $      39,375

        The accompanying notes are an integral part of these consolidated financial statements.

                                                  F-6

                 COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY
                   (formerly Eldorado Financial Group, Inc.)
                        (a development stage enterprise)

               NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS

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

                 COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY
                   (formerly Eldorado Financial Group, Inc.)
                        (a development stage enterprise)

         NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

NOTE B - RESTATEMENT OF FINANCIAL INFORMATION

The November 3, 2001 change in control of the Company, effected by the acquisition of Transmission Technology Corporation (a development stage enterprise), created a situation whereby the consolidated overall operations of the Company reverted back to that of a development stage enterprise. A development stage enterprise is one where substantially all of its efforts are devoted to establishing a new business plan and either the planned principal operations have not commenced or the planned principal operations have commenced, but there has been no significant revenue therefrom.

As a result of the November 3, 2001 transaction, the financial statements of the Company reflect the historical financial statements of Transmission Technology Corporation from its inception on March 28, 2001, as adjusted for the effective recapitalization of the Company on November 3, 2001. The accompanying financial statements have been restated to present the cumulative financial information, as required by accounting principles generally accepted in the United States of America, for the development stage activities of the consolidated entity.

While Composite Technology Corporation (formerly Eldorado Financial Group, Inc.) was not a development stage enterprise but, rather, a dormant entity with discontinued operations, management of Composite Technology is of the opinion that development stage reporting for the consolidated entity is more appropriate.

Management is restating it's financial statements for all quarterly and annual periods, commencing with the Transitional Report on Form 10-KSB for the period ended September 30, 2001 through the quarterly period ended June 30, 2003. The financial statements will be restated to present the cumulative financial information, as required by accounting principles generally accepted in the United States of America, for the development stage activities of the consolidated entity. There will be no change to the previously reported results of operations or balance sheet composition for any of the aforementioned periods. The restatement will consist only of adding the cumulative from inception balances on the Statement of Operations and Comprehensive Loss and the Statements of Cash Flows.

Accordingly, for all periods subsequent to December 31, 2000, the financial statements of the Company reflect the historical financial statements of Transmission Technology Corporation from its inception on March 28, 2001, as adjusted, retroactively, for the effective recapitalization of the Company on November 3, 2001.

                 COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY
                   (formerly Eldorado Financial Group, Inc.)
                        (a development stage enterprise)

         NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE C - GOING CONCERN UNCERTAINTY

We are engaged in the development, production, and commercialization of composite reinforced cable and support systems for use in electrical power transmission and distribution systems. The Company continues to be in the process of research and development related to its product line and has not commenced operations. Accordingly, the Company is considered in the development stage.

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

The Company's current management anticipates that the initial capitalization will be sufficient to maintain the corporate status of the Company in the immediate future. Because of the Company's lack of operating assets, the Company's continuance may become dependent on either future sales of securities and/or advances or loans from significant stockholders or corporate officers to provide sufficient working capital to preserve the integrity of the corporate entity during the development phase.

There is no assurance that the Company will be able to obtain additional equity or debt funding or, that such funding, if available, will be obtained on terms favorable to or affordable by the Company.

It is the intent of management and significant stockholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. However, there is no legal obligation for either management or significant stockholders to provide additional future funding.

NOTE D - RELATED PARTY TRANSACTIONS

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

NOTE E - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1. Cash and cash equivalents
   -------------------------

     For Statement of Cash Flows purposes, the Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

                 COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY
                   (formerly Eldorado Financial Group, Inc.)
                        (a development stage enterprise)

         NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE E - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

                 COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY
                   (formerly Eldorado Financial Group, Inc.)
                        (a development stage enterprise)

         NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE E - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

NOTE F - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

                (Remainder of this page left blank intentionally)

                 COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY
                   (formerly Eldorado Financial Group, Inc.)
                        (a development stage enterprise)

         NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE G - YEAR-END CHANGE AND COMPARABILITY (UNAUDITED)

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

                                             (pre-acquisition) (pre-acquisition)
                                              October 1, 2000 October 1, 1999
                                                   through        through
                                                September 30,   September 30,
                                                    2001           2000
                                                -------------   -------------

      Revenues                                  $         --    $         --
      Gross profit                                        --              --
      Income taxes                                        --              --
      Loss from continuing operations                (90,636)         (1,620)
      Earnings per share                                 nil             nil
      Proforma weighted-average number
        of shares issued and outstanding          66,500,000      66,500,000

NOTE H - CONTRACT RIGHTS

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

                 COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY
                   (formerly Eldorado Financial Group, Inc.)
                        (a development stage enterprise)

         NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE H - CONTRACT RIGHTS - CONTINUED

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

NOTE I - INVESTMENTS IN OTHER COMPANIES

Investments in other companies consists of the following at September 30, 2001:

                                                 Initial      Carrying value at
  Investee company                               Valuation    September 30, 2001
  Held-to-Maturity
    Integrated Performance Systems, Inc.         $  10,500        $  1,000
    STL Group, Inc.                                 73,200           1,000
    TMA Ventures, LLC/ MEMX, Inc.                   44,050           1,000
    AMJ Logistics, Inc.
      Equity investment                             24,500          12,020
      Convertible advances                          30,000          30,000
        Totals                                   $ 182,250        $ 45,020

                (Remainder of this page left blank intentionally)

                 COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY
                   (formerly Eldorado Financial Group, Inc.)
                        (a development stage enterprise)

         NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE I - INVESTMENTS IN OTHER COMPANIES - CONTINUED

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

AMJ Logistics, Inc. (AMJ) is a privately-owned software company based in Tucson, Arizona. AMJ"s primary product is an open-architecture, event-driven, object-oriented integrated Electronic Data Interchange (EDI) system providing transaction accountability for a complete audit trail for history and accurate tracing of costs.

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

                 COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY
                   (formerly Eldorado Financial Group, Inc.)
                        (a development stage enterprise)

         NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE J - PREFERRED STOCK TRANSACTIONS

Preferred stock consists of the following as of September 30, 2001 and December 31, 2000:

                                           September 30, 2001      December 31, 2000
                                           ------------------      -----------------
                                          # shares   par value   # shares   par value
                                          --------   ---------   --------   ---------
Series A Cumulative Convertible Stock        165       $  --          --      $   --
Series B Cumulative Convertible Stock      1,000           1          --          --
                                          --------   ---------   --------   ---------
     Totals                                1,165       $   1          --          --
                                          ========   =========   ========   =========

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

NOTE K - COMMON STOCK TRANSACTIONS

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

                 COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY
                   (formerly Eldorado Financial Group, Inc.)
                        (a development stage enterprise)

         NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

                (Remainder of this page left blank intentionally)

                 COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY
                   (formerly Eldorado Financial Group, Inc.)
                        (a development stage enterprise)

         NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

                     Options    Options      Options       Options        Exercise price
                     granted    exercised    terminated    outstanding    per share
                     -------    ---------    ----------    -----------    ---------
     Series B
        Preferred    $500,000    $100,000    $    --        $400,000        $100.00
                     --------    --------    ----------    -----------    -----------
     Totals          $500,000    $100,000    $    --        $400,000
                     ========    ========    ==========    ===========

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

                 COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY
                   (formerly Eldorado Financial Group, Inc.)
                        (a development stage enterprise)

         NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE L - STOCK OPTIONS - CONTINUED

There were no exercise of any options during the periods ended September 30, 2001 and December 31, 2000, respectively. The following table summarizes all common stock options granted from the Plan's inception through September 30, 2001.

                     Options    Options      Options       Options        Exercise price
                     granted    exercised    terminated    outstanding    per share
                     -------    ---------    ----------    -----------    --------------

     2001 options   1,357,740         --           --       1,357,740      $0.31 - $0.35

     Totals         1,357,740         --           --       1,357,740


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

NOTE M - STOCK WARRANT

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

                                        Warrants      Warrants
                                       originally    outstanding at        Exercise
                                         issued     September 30, 2001      price
                                         ------     ------------------      -----

Series A Preferred Stock Warrants       1,905,600       1,905,600      $1.26 per share
                                        ---------       ---------
Totals at September 30, 2001            1,905,600       1,905,600
                                        =========       =========

                                      F-18

                 COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY
                   (formerly Eldorado Financial Group, Inc.)
                        (a development stage enterprise)

         NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE N - COMMITMENTS

The Company operates in leased offices, located in Irvine, California, on a month-to-month agreement at a rate of approximately $3,120 per month.

NOTE O - CONTINGENCIES

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

                 COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY
                   (formerly Eldorado Financial Group, Inc.)
                        (a development stage enterprise)

         NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE O - CONTINGENCIES - CONTINUED

Further, TTC and the Company initiated a formal complaint of maleficence against Mr. Sawyer with the State Bar of Texas as he was acting only as the incorporator for TTC and was never entitled to assert any claims as sole shareholder of TTC. The State Bar of Texas has affirmed the appropriateness and merits of the Company's complaint and has initiated a formal hearing process which could ultimately lead to the disbarment of Mr. Sawyer and the revocation of his license to practice law in the State of Texas and other jurisdictions.

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

NOTE P - SUBSEQUENT EVENTS

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

                 COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY
                   (formerly Eldorado Financial Group, Inc.)
                        (a development stage enterprise)

         NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE P - SUBSEQUENT EVENTS

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