Form 10QSB/A
period 2001-12-31
COMPOSITE TECHNOLOGY CORP
filed 2004-02-03
CIK 317477

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB/A

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: February 18, 2002: 66,463,098
                                          -----------------------------

Transitional Small Business Disclosure Format (check one):   YES [ ]  NO [X]

                        COMPOSITE TECHNOLOGY CORPORATION

              Form 10-QSB/A for the Quarter ended December 31, 2001

                                Table of Contents

                                                                          Page
                                                                          ----
PART I - FINANCIAL INFORMATION

  Item 1   Financial Statements                                             3

  Item 2   Management's Discussion and Analysis
           of Financial Condition and Plan of Operation                     18

  Item 3   Controls and Procedures                                          20

PART II - OTHER INFORMATION

  Item 1   Legal Proceedings                                               20

  Item 2   Changes in Securities                                           21

  Item 3   Defaults Upon Senior Securities                                 21

  Item 4   Submission of Matters to a Vote of Security Holders             22

  Item 5   Other Information                                               22

  Item 6   Exhibits and Reports on Form 8-K                                23

SIGNATURES                                                                 23

ITEM 1 - PART 1 - FINANCIAL STATEMENTS
--------------------------------------

                 COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY
                    (formerly Eldorado Financial Group, Inc.)
                        (a development stage enterprise)
                      RESTATED CONSOLIDATED BALANCE SHEETS
                           December 31, 2001 and 2000

                                   (UNAUDITED)
                                                                    December 31,
                                                                        2001
                                     ASSETS                         ------------
                                     ------
CURRENT ASSETS
   Cash on hand and in bank                                         $        --
   Advances to officers                                                  15,841
   Prepaid expenses                                                      30,078
                                                                    ------------
      TOTAL CURRENT ASSETS                                               45,919
                                                                    ------------

PROPERTY AND EQUIPMENT - AT COST
   Office furniture and equipment                                         8,684
   Accumulated depreciation                                              (1,915)
                                                                    ------------
      NET PROPERTY AND EQUIPMENT                                          6,769
                                                                    ------------

OTHER ASSETS
   Contract rights                                                      165,000
   Investments in other companies                                       236,270
                                                                    ------------
      TOTAL OTHER ASSETS                                                401,270
                                                                    ------------

   TOTAL ASSETS                                                     $   453,958
                                                                    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable - trade                                         $   264,076
   Accrued dividends payable                                             16,246
                                                                    ------------
      TOTAL CURRENT LIABILITIES                                         280,322
                                                                    ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
   Preferred stock - $0.001 par value
      5,000,000 shares authorized
      1,485 and -0- issued and outstanding                                    1
   Common stock - $0.001 par value
      200,000,000 shares authorized
      66,542,500 shares issued and outstanding                           66,543
   Additional paid-in capital                                         1,110,341
   Accumulated deficit                                               (1,003,249)
                                                                    ------------

   TOTAL SHAREHOLDERS' EQUITY                                           173,636
                                                                    ------------

   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $   453,958
                                                                    ============

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.


                 COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY
                    (formerly Eldorado Financial Group, Inc.)
                        (a development stage enterprise)
      RESTATED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                    Three months ended December 31, 2001 and
    Period from March 28, 2001 (date of formation) through December 31, 2001

                                   (UNAUDITED)

                                                                         Cumulative
                                                                      development stage
                                                                       operations from
                                                                        March 28, 2001
                                                     Three months    (date of formation)
                                                         ended             through
                                                      December 31,       December 31,
                                                          2001               2001
                                                     --------------------------------
REVENUES                                             $         --       $         --
                                                     -------------      -------------

EXPENSES
   General and administrative expenses                    101,985            233,121
   Legal, professional and consulting fees                390,885            508,585
   Reorganization expenses                                     --             30,000
   Interest expense                                            --                150
   Depreciation                                               681              1,915
   Compensation expense related to common
      stock issuances at less than "fair value"                --             76,000
                                                     -------------      -------------
      Total operating expenses                            493,553            849,773
                                                     -------------      -------------

LOSS FROM OPERATIONS                                     (493,553)          (849,773)

OTHER INCOME (EXPENSE)
   Carrying value impairment adjustment
      on investments in other companies                        --           (137,230)
                                                     -------------      -------------

LOSS BEFORE PROVISION FOR INCOME TAXES                   (493,553)          (987,003)

PROVISION FOR INCOME TAXES                                     --                 --
                                                     -------------      -------------

NET LOSS                                                 (493,553)          (987,003)

OTHER COMPREHENSIVE INCOME                                     --                 --
                                                     -------------      -------------

COMPREHENSIVE LOSS                                   $   (493,553)      $   (987,003)
                                                     =============      =============

Earnings per share of common stock
   outstanding computed on net loss
   - basic and fully diluted                         $      (0.01)      $      (0.02)
                                                     =============      =============

Weighted-average number of shares
   outstanding - basic and fully diluted               66,512,935         65,130,178
                                                     =============      =============

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.


                           COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY
                              (formerly Eldorado Financial Group, Inc.)
                                  (a development stage enterprise)
                           RESTATED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              Three months ended December 31, 2001 and
              Period from March 28, 2001 (date of formation) through December 31, 2001

                                             (UNAUDITED)

                                                                                      Cumulative
                                                                                  development stage
                                                                                   operations from
                                                                                    March 28, 2001
                                                                     Three months (date of formation)
                                                                         ended         through
                                                                      December 31,   December 31,
                                                                         2001            2001
                                                                      --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss for the period                                            $(493,553)      $(987,003)
   Adjustments to reconcile net loss
      to net cash provided by operating activities
         Depreciation                                                       681           1,915
         Amortization of prepaid expenses paid with common stock          3,281           9,297
         Compensation expense related to common stock issuances
             at less than "fair value"                                       --          76,000
         Carrying value impairment adjustment on
            investments in other companies                                   --         137,230
         Increase (Decrease) in
            Accounts payable - trade                                    254,451         264,076
                                                                      ----------      ----------

NET CASH USED IN OPERATING ACTIVITIES                                  (235,140)       (498,485)
                                                                      ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Cash advanced to officers                                             (7,099)        (15,841)
   Purchase of property and equipment                                    (1,284)         (8,684)
   Cash paid for investments in other companies                              --         (40,000)
                                                                      ----------      ----------

NET CASH USED IN INVESTING ACTIVITIES                                    (8,383)        (64,525)
                                                                      ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from sale of preferred stock                                 32,000         132,000
   Proceeds from sale of common stock                                   178,510         431,010
                                                                      ----------      ----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                               210,510         563,010
                                                                      ----------      ----------

INCREASE (DECREASE) IN CASH                                             (33,013)             --

Cash at beginning of period                                              33,013              --
                                                                      ----------      ----------

CASH AT END OF PERIOD                                                 $      --       $      --
                                                                      ==========      -=========

                                            - CONTINUED -

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.


                           COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY
                              (formerly Eldorado Financial Group, Inc.)
                                  (a development stage enterprise)
                     RESTATED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                              Three months ended December 31, 2001 and
              Period from March 28, 2001 (date of formation) through December 31, 2001

                                             (UNAUDITED)

                                                                                           Cumulative
                                                                                       development stage
                                                                                        operations from
                                                                                         March 28, 2001
                                                                          Three months (date of formation)
                                                                              ended         through
                                                                           December 31,   December 31,
                                                                              2001            2001
                                                                           --------------------------
SUPPLEMENTAL DISCLOSURE OF INTEREST AND INCOME TAXES PAID
   Interest paid for the period                                             $      --      $     150
                                                                            ==========     ==========
   Income taxes paid for the period                                         $      --      $      --
                                                                            ==========     ==========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
   Preferred stock issued to acquire technology rights                      $      --      $ 165,000
                                                                            ==========     ==========
   Common stock issued to acquire investments in other companies            $ 191,250      $ 333,500
                                                                            ==========     ==========
   Common stock issued for prepaid representation agreement                 $      --      $  39,375
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

NOTE B - RESTATEMENT OF FINANCIAL INFORMATION - CONTINUED

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

6. Income (Loss) per share
   -----------------------

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

NOTE G - CONTRACT RIGHTS

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

NOTE H - INVESTMENTS IN OTHER COMPANIES

Investments in other companies consists of the following at December 31, 2001:

                                                Initial   Carrying value at
       Investee company                        Valuation  December 31, 2001
       ----------------                        ---------  -----------------

     Integrated Performance Systems, Inc.      $ 10,500        $  1,000
     STL Group, Inc.                             73,200           1,000
     TMA Ventures, LLC/ MEMX, Inc.               44,050           1,000
     AMJ Logistics, Inc.                        245,750         233,270
                                               ---------       ---------

         Totals                                $373,500        $236,270
                                               =========       =========

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

                 COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY
                    (formerly Eldorado Financial Group, Inc.)
                        (a development stage enterprise)

         NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE I - PREFERRED STOCK

Preferred stock consists of the following as of December 31, 2001 and 2000:

                                          December 31, 2001   December 31, 2000
                                          -----------------   -----------------
                                         # shares par value  # shares par value
                                         -------- ---------  -------- ---------

Series A Cumulative Convertible Stock        165     $  --   $   --   $   --
Series B Cumulative Convertible Stock      1,320         1       --       --
                                           ------    ------  -------  -------

     Totals                                1,485     $   1       --       --
                                           ======    ======  =======  =======

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

NOTE I - PREFERRED STOCK - CONTINUED

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

NOTE K - STOCK OPTIONS

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

NOTE L - STOCK WARRANT

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

                                         Warrants             Warrants
                                        originally         outstanding at
                                          issued          December 31, 2001   Exercise price
                                          ------          -----------------   --------------
Series A Preferred Stock Warrants        1,905,600            1,897,660      $1.26 per share
                                         ---------            ---------

Totals at December 31, 2001              1,905,600            1,897,660
                                         =========            =========

NOTE M - COMMITMENTS

The Company operates in leased offices, located in Irvine, California, on a month-to-month agreement at a rate of approximately $3,120 per month.

NOTE N - CONTINGENCIES

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

NOTE N - CONTINGENCIES - CONTINUED

Due to the early nature of the arbitration procedure, the Company anticipates no material impact to either the results of operations, its financial condition or liquidity based on the uncertainty of outcome, if any, of existing litigation, either collectively and/or individually, at this time.

NOTE O - SUBSEQUENT EVENTS

On October 30, 2001, the Company issued an aggregate 79,400 equivalent post-acquisition shares of restricted, unregistered common stock to its corporate law firm at an agreed-upon value of approximately $300,000 as a retainer for future legal services to be provided during a one-year period from October 30, 2001. The retainer shares were scheduled to vest against normal monthly billings from the law firm to the Company using the agreed- upon valuation of $3.78 per share, regardless of the open market price of the Company's common stock during the billing month. If the aggregate market value of the 79,400 shares are worth less than $450,000 in the open market at the average mean of the bid and ask price for the shares during the one-month period just preceding the first anniversary of the retainer agreement (October 30, 2002) then the law firm will have 15 days to make a written election to either
a) exercise a downward adjustment in the agreed-upon price of $3.78 to an amount of not less than $1.89 per share, which would cause the Company to issue up to an additional 79,400 equivalent post- acquisition shares to the law firm or b) put all 79,400 shares back to the Company and require payment in cash for the legal services provided during the initial term of the agreement.

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

General and administrative expenses for the quarter ended December 31, 2001 were approximately $493,000 , of which legal and professional fees principally associated with the reverse acquisition of Transmission Technology Corporation, and regulatory reporting thereof, composed approximately $391,000 (79.31%) of the total quarterly expenses. Accrued officer compensation of approximately $49,000 (9.92%) and travel expenses of approximately $32,000 (6.49%) composed other key expenditures for the quarter ended December 31, 2001.

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

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

   See Notes to Restated Consolidated Financial Statements

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

   On October 30, 2001, the Company issued an aggregate 79,400 equivalent post-acquisition shares of restricted, unregistered common stock to Holland & Knight, LLP, its corporate law firm, at an agreed-upon value of approximately $300,000 as a retainer for future legal services to be provided during a one-year period from October 30, 2001. The retainer shares shall vest against normal monthly billings from the law firm to the Company using the agreed-upon valuation of $3.78 per share, regardless of the open market price of the Company's common stock during the billing month. If the aggregate market value of the 79,400 shares are worth less than $450,000 in the open market at the average mean of the bid and ask price for the shares during the one-month period just preceding the first anniversary of the retainer agreement (October 30, 2002) then the law firm will have 15 days to make a written election to either a) exercise a downward adjustment in the agreed-upon price of $3.78 to an amount of not less than $1.89 per share, which would cause the Company to issue up to an additional 79,400 equivalent post-acquisition shares to the law firm or b) put all 79,400 shares back to the Company and require payment in cash for the legal services provided during the initial term of the agreement. During January 2002, the Company and the law firm agreed to rescind this transaction and the 79,400 shares were returned to the Company. All future transactions between the Company and the law firm will be conducted on a cash transaction basis.

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

                                           COMPOSITE TECHNOLOGY CORPORATION

Date: February 3, 2004                     /s/ Benton H Wilcoxon
      -----------------                    --------------------------------
                                           Benton H Wilcoxon
                                           President, Director
                                           Chief Financial Officer and Secretary