Form 10QSB/A
period 2002-03-31
COMPOSITE TECHNOLOGY CORP
filed 2004-02-03
CIK 317477

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

                        COMPOSITE TECHNOLOGY CORPORATION

               Form 10-QSB/A for the Quarter ended March 31, 2002

                                Table of Contents

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

  Item 1   Financial Statements                                               3

  Item 2   Management's Discussion and Analysis
           of Financial Condition and Plan of Operation                      22

  Item 3   Controls and Procedures                                           24

PART II - OTHER INFORMATION

  Item 1   Legal Proceedings                                                 25

  Item 2   Changes in Securities                                             25

  Item 3   Defaults Upon Senior Securities                                   26

  Item 4   Submission of Matters to a Vote of Security Holders               26

  Item 5   Other Information                                                 26

  Item 6   Exhibits and Reports on Form 8-K                                  27

SIGNATURES                                                                   27


ITEM 1 - PART 1 - FINANCIAL STATEMENTS
--------------------------------------

                           COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY
                              (formerly Eldorado Financial Group, Inc.)
                                  (a development stage enterprise)
                                RESTATED CONSOLIDATED BALANCE SHEETS
                                       March 31, 2002 and 2001

                                             (UNAUDITED)

                                                                 March 31,         March 31,
                                                                   2002               2001
                                                                ------------      -----------
                                               ASSETS
                                               ------
CURRENT ASSETS
   Cash on hand and in bank                                     $     5,098       $       --
   Prepaid expenses and other                                       311,167               --
                                                                ------------      -----------
      TOTAL CURRENT ASSETS                                          316,265               --
                                                                ------------      -----------

PROPERTY AND EQUIPMENT - AT COST
   Office furniture and equipment                                     8,684               --
   Accumulated depreciation                                          (2,596)              --
                                                                ------------      -----------
      NET PROPERTY AND EQUIPMENT                                      6,088               --
                                                                ------------      -----------

OTHER ASSETS
   Contract rights                                                  165,000               --
   Investments in other companies                                   236,470               --
                                                                ------------      -----------
      TOTAL OTHER ASSETS                                            401,470               --
                                                                ------------      -----------

   TOTAL ASSETS                                                 $   723,823       $       --
                                                                ============      ===========

                                LIABILITIES AND SHAREHOLDERS' EQUITY
                                ------------------------------------
CURRENT LIABILITIES
   Notes payable to a shareholder                               $    62,000       $       --
   Accounts payable - trade                                         405,328               --
   Accrued officers compensation                                     80,759               --
   Accrued interest payable                                           1,300               --
   Accrued dividends payable                                         23,671               --
                                                                ------------      -----------
      TOTAL CURRENT LIABILITIES                                     573,058               --
                                                                ------------      -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
   Preferred stock - $0.001 par value
      5,000,000 shares authorized
      1,485 and -0- issued and outstanding, respectively                  1               --
   Common stock - $0.001 par value
      200,000,000 shares authorized
      67,788,098 and -0- shares issued and
      outstanding, respectively                                      67,788               --
   Additional paid-in capital                                     2,352,046               --
   Accumulated deficit                                           (2,269,070)              --
                                                                ------------      -----------

   TOTAL SHAREHOLDERS' EQUITY                                       150,765               --
                                                                ------------      -----------

   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $   723,823       $       --
                                                                ============      ===========

The financial information presented herein has been prepared by management without audit by independent certified public accountants. The accompanying notes are an integral part of these financial statements.


                                          COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY
                                             (formerly Eldorado Financial Group, Inc.)
                                                 (a development stage enterprise)
                               RESTATED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                           Six and Three months ended March 31, 2002 and
                             Period from March 28, 2001 (date of inception) through March 31, 2001 and
                              Period from March 28, 2001 (date of inception) through March 31, 2002

                                                            (UNAUDITED)

                                                                                                          Period from
                                                                                                         March 28, 2001
                                     Six months        Period from     Three months       Period from  (date of inception)
                                       ended          March 28, 2001       ended         March 28, 2001       through
                                      March 31,          through          March 31,         through           March 31,
                                        2002          March 31, 2001        2002         March 31, 2001          2002
                                    ------------        ---------       ------------        ---------       ------------
REVENUES                            $        --         $     --        $        --         $     --        $        --
                                    ------------        ---------       ------------        ---------       ------------

EXPENSES
General and administrative
   expenses                             275,217               --            173,232               --            406,353
Legal, professional
   and consulting fees                1,474,070               --          1,083,185               --          1,591,770
Reorganization expenses                      --               --                 --               --             30,000
Interest expense                          1,300               --              1,300               --              1,450
Depreciation                              1,362               --                681               --              2,596
Compensation expense
   related to stock
   issuances at less
   than "fair value"                         --               --                 --               --             76,000
                                    ------------        ---------       ------------        ---------       ------------
   Total operating expenses           1,751,949               --          1,258,398               --          2,108,169
                                    ------------        ---------       ------------        ---------       ------------

LOSS FROM OPERATIONS                 (1,751,949)              --         (1,258,398)              --         (2,108,169)
                                                                                                            -----------
OTHER INCOME (EXPENSE)
Carrying value impairment
   adjustment on investments
   in other companies                        --               --                 --               --           (137,230)
                                    ------------        ---------       ------------        ---------       ------------

LOSS BEFORE PROVISION
   FOR INCOME TAXES                  (1,751,949)              --         (1,258,398)              --         (2,245,399)
PROVISION FOR
   INCOME TAXES                              --               --                 --               --                 --
                                    ------------        ---------       ------------        ---------       ------------

NET LOSS                             (1,751,949)              --         (1,258,398)              --         (2,245,399)
OTHER COMPREHENSIVE
   INCOME                                    --               --                 --               --                 --
                                    ------------        ---------       ------------        ---------       ------------

COMPREHENSIVE LOSS                  $(1,751,949)        $     --        $(1,258,398)        $     --        $(2,245,399)
                                    ============        =========       ============        =========       ============

Earnings per share of
   common stock outstanding
   computed on net loss -
   basicand fully diluted            $    (0.03)              nil       $    (0.02)               nil       $     (0.03)
                                    ============        =========       ============        =========       ============
Weighted-average number of
   shares outstanding - basic
   and fully diluted                 66,610,607             - 0 -        66,710,449              -0-         65,525,246
                                    ============        =========       ============        =========       ============

The financial information presented herein has been prepared by management without audit by independent certified public accountants. The accompanying notes are an integral part of these financial statements.


                                     COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY
                                        (formerly Eldorado Financial Group, Inc.)
                                            (a development stage enterprise)
                                     RESTATED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           Six months ended March 31, 2002 and
                        Period from March 28, 2001 (date of inception) through March 31, 2001 and
                          Period from March 28, 2001 (date of inception) through March 31, 2002

                                                       (UNAUDITED)

                                                                                                Period from
                                                                                              March 28, 2001
                                                           Six months        Period from    (date of inception)
                                                             ended          March 28, 2001        through
                                                            March 31,          through           March 31,
                                                              2002          March 31, 2001          2002
                                                          ------------       ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss for the period                                $(1,751,949)       $        --        $(2,245,399)
   Adjustments to reconcile net loss
     to net cash provided by operating activities
       Depreciation                                             1,362                 --              2,596
       Consulting fees and Amortization of
         prepaid expenses paid with common stock              997,442                 --          1,003,458
       Compensation expense related to common
         stock issuances at less than "fair value"                 --                 --             76,000
       Carrying value impairment adjustment
         on investments in other companies                         --                 --            137,230
       (Increase) Decrease in
         Prepaid expenses and other assets                    (32,500)                --            (32,500)
       Increase (Decrease) in
         Accounts payable - trade                             395,703                 --            405,328
         Accrued officer compensation                          89,501                 --             89,501
         Accrued interest payable                               1,300                 --              1,300
                                                          ------------       ------------       ------------
NET CASH USED IN OPERATING ACTIVITIES                        (299,141)                --           (562,486)
                                                          ------------       ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Cash advanced to officers                                       --                 --             (8,742)
   Cash paid for investments in other companies                    --                 --            (40,000)
   Purchase of property and equipment                          (1,284)                --             (8,684)
                                                          ------------       ------------       ------------
NET CASH USED IN INVESTING ACTIVITIES                          (1,284)                --            (57,426)
                                                          ------------       ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from notes payable to a shareholder                62,000                 --             62,000
   Proceeds from sale of preferred stock                       32,000                 --            132,000
   Proceeds from sale of common stock                         178,510                 --            431,010
                                                          ------------       ------------       ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                     272,510                 --            625,010
                                                          ------------       ------------       ------------

INCREASE (DECREASE) IN CASH                                   (27,915)                --              5,098

Cash at beginning of period                                    33,013                 --                 --
                                                          ------------       ------------       ------------

CASH AT END OF PERIOD                                     $     5,098        $        --        $     5,098
                                                          ============       ============       ============

                                                      - CONTINUED -

The financial information presented herein has been prepared by management without audit by independent certified public accountants. The accompanying notes are an integral part of these financial statements.


                                COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY
                                   (formerly Eldorado Financial Group, Inc.)
                                       (a development stage enterprise)
                                RESTATED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      Six months ended March 31, 2002 and
                   Period from March 28, 2001 (date of inception) through March 31, 2001 and
                     Period from March 28, 2001 (date of inception) through March 31, 2002

                                                  (UNAUDITED)

                                                                                                Period from
                                                                                               March 28, 2001
                                                           Six months       Period from      (date of inception)
                                                             ended         March 28, 2001          through
                                                            March 31,         through             March 31,
                                                              2002         March 31, 2001           2002
                                                         -------------     -------------       -------------
SUPPLEMENTAL DISCLOSURE OF INTEREST AND INCOME
TAXES PAID
     Interest paid for the period                        $         --      $         --        $        150
                                                         =============     =============       =============
     Income taxes paid for the period                    $         --      $         --        $         --
                                                         =============     =============       =============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES
   Preferred stock issued to
     acquire technology rights                           $         --      $         --        $    165,000
                                                         =============     =============       =============
   Common stock issued to
     acquire investments in other companies              $    191,250      $         --        $    333,500
                                                         =============     =============       =============
   Common stock issued for
     prepaid representation agreement                    $         --      $         --        $     39,375
                                                         =============     =============       =============


The financial information presented herein has been prepa without audit by independent certified public accountants. The accompanying notes are an integral part of these financial statements.

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

The accompanying Restated Consolidated financial statements contain the accounts of Composite Technology Corporation (formerly Eldorado Financial Group, Inc.) and its wholly-owned subsidiary, Transmission Technology Corporation. All significant intercompany transactions have been eliminated. The consolidated entities are collectively referred to as "the Company".

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

3.   Marketable Securities - continued
     ---------------------------------

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

                 COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY
                    (formerly Eldorado Financial Group, Inc.)
                        (a development stage enterprise)

         NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE I - INVESTMENTS IN OTHER COMPANIES

Investments in other companies consists of the following at March 31, 2002:

                                             Carrying value at
       Investee company                       March 31, 2002
       ----------------                       --------------
Held-to-Maturity
----------------
     Integrated Performance Systems, Inc.        $  1,000
     STL Group, Inc.                                1,000
     TMA Ventures, LLC/ MEMX, Inc.                  1,000
     AMJ Logistics, Inc.
       Equity investment, including
         conversion of cash advances              233,470
                                                 ---------

         Totals                                  $236,470
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

NOTE J - PREFERRED STOCK TRANSACTIONS

Preferred stock consists of the following as of March 31, 2002 and 2001, respectively:

                                                   March 31, 2002               March 31, 2001
                                              ----------------------        -----------------------
                                              # shares     par value        # shares      par value
                                              --------     ---------        --------      ---------
Series A Cumulative Convertible Stock             165         $  -               -         $   -
Series B Cumulative Convertible Stock           1,000            1               -             -
                                                -----         ----           -----         -----
     Totals                                     1,165         $  1               -             -
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


                              Options        Options          Options          Options      Exercise price
                              granted       exercised        terminated       outstanding      per share
                              -------       ---------        ----------       -----------      ---------
     Series B
        Preferred            $500,000       $132,000          $368,000          $     -         $100.00
                              -------        -------           -------           ------

     Totals                  $500,000       $132,000          $368,000          $     -
                              =======        =======           =======           ======

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

   On February 28, 2002, the Company issued 650,000 shares of common stock pursuant to the 2002 Non- Qualified Stock Compensation Plan to Rocci Howe and Rick Weed for professional legal and consulting services. These transactions were valued at an aggregate $1,202,500 (or $1.85 per share) which approximated the closing quoted price of the Company's equivalent common stock on the date of the transaction.

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

Reports on Form 8-K
   None

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