Form 10QSB/A
period 2002-06-30
COMPOSITE TECHNOLOGY CORP
filed 2004-02-03
CIK 317477

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB/A

--------------------------------------------------------------------------------

(Mark one)
   [X] Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

              FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

                        COMPOSITE TECHNOLOGY CORPORATION

                Form 10-QSB/A for the Quarter ended June 30, 2002

                                Table of Contents

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

  Item 1   Financial Statements                                               3

  Item 2   Management's Discussion and Analysis
           of Financial Condition and Plan of Operation                      24

  Item 3   Controls and Procedures                                           27

PART II - OTHER INFORMATION

  Item 1   Legal Proceedings                                                 27

  Item 2   Changes in Securities                                             27

  Item 3   Defaults Upon Senior Securities                                   28

  Item 4   Submission of Matters to a Vote of Security Holders               28

  Item 5   Other Information                                                 28

  Item 6   Exhibits and Reports on Form 8-K                                  29

SIGNATURES                                                                   29

ITEM 1 - PART 1 - FINANCIAL STATEMENTS
--------------------------------------

                 COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY
                    (formerly Eldorado Financial Group, Inc.)
                        (a development stage enterprise)
                      RESTATED CONSOLIDATED BALANCE SHEETS
                             June 30, 2002 and 2001

                                   (UNAUDITED)
                                                     June 30,         June 30,
                                                      2002              2001
                                                    ---------------------------
                                     ASSETS
                                     ------

CURRENT ASSETS
   Cash on hand and in bank                         $   9,043        $      --
   Prepaid expenses and other                         188,515               --
                                                    ----------       ----------

      TOTAL CURRENT ASSETS                            197,558               --
                                                    ----------       ----------

PROPERTY AND EQUIPMENT - AT COST
   Office furniture and equipment                       8,684               --
   Manufacturing equipment                              9,523               --
                                                    ----------       ----------
                                                       18,207               --
   Accumulated depreciation                            (3,423)              --
                                                    ----------       ----------

      NET PROPERTY AND EQUIPMENT                       14,784               --
                                                    ----------       ----------

OTHER ASSETS
   Contract rights                                    165,000               --
   Investments in other companies                     236,470               --
                                                    ----------       ----------

      TOTAL OTHER ASSETS                              401,470               --
                                                    ----------       ----------

TOTAL ASSETS                                        $ 613,812        $      --
                                                    ==========       ==========

                                  - CONTINUED -

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.


                           COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY
                              (formerly Eldorado Financial Group, Inc.)
                                  (a development stage enterprise)
                          RESTATED CONSOLIDATED BALANCE SHEETS - CONTINUED
                                       June 30, 2002 and 2001

                                             (UNAUDITED)
                                                                June 30,          June 30,
                                                                  2002              2001
                                                              ------------      ------------

                                LIABILITIES AND SHAREHOLDERS' EQUITY
                                ------------------------------------
CURRENT LIABILITIES
   Notes payable to shareholders                              $   138,000       $        --
   Accounts payable - trade                                       642,614                --
   Accrued officers compensation                                  177,002                --
   Accrued interest payable                                         3,578                --
   Accrued dividends payable                                       31,096                --
                                                              ------------      ------------

      TOTAL CURRENT LIABILITIES                                   992,290                --
                                                              ------------      ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
   Preferred stock - $0.001 par value
      5,000,000 shares authorized
      1,485 and -0- issued and outstanding, respectively                1                --
   Common stock - $0.001 par value
      200,000,000 shares authorized
      69,382,966 and 66,500,000 shares
      issued and outstanding, respectively                         69,383                --
   Additional paid-in capital                                   2,778,291                --
   Accumulated deficit                                         (3,226,153)               --
                                                              ------------      ------------

   TOTAL SHAREHOLDERS' EQUITY                                    (378,478)               --
                                                              ------------      ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $   613,812       $        --
                                                              ============      ============

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.


                                     COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY
                                        (formerly Eldorado Financial Group, Inc.)
                                            (a development stage enterprise)
                          RESTATED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                       Nine and Three months ended June 30, 2002,
                          Period from March 28, 2001 (date of inception) through June 30, 2002,
                                          Three months ended June 30, 2001 and
                          Period from March 28, 2001 (date of inception) through March 31, 2002

                                                       (UNAUDITED)

                                                                                                                 Period from
                                                                                                                March 28, 2001
                                      Nine months      Period from       Three months        Period from     (date of inception)
                                        ended         March 28, 2001         ended          March 28, 2001         through
                                       June 30,           through           June 30,           through             June 30,
                                         2002          June 30, 2001          2002           June 30,2001            2002
                                    -------------      -------------      -------------      -------------      -------------
REVENUES                            $         --       $         --       $         --       $         --       $         --
                                    -------------      -------------      -------------      -------------      -------------
EXPENSES
General and
   administrative
   expenses                              432,943             30,110            157,726             30,110            564,079
Legal, professional
   and consulting fees                 1,795,397              2,734            321,327              2,734          1,913,097
Reorganization expenses                       --                 --                 --                 --             30,000
Interest expense                           3,578                150              2,278                150              3,728
Depreciation                               2,189                617                827                617              3,423
Compensation expense
   related to common stock
   issuances at less than
   "fair value"                          467,500             76,000            467,500             76,000            543,500
                                    -------------      -------------      -------------      -------------      -------------
Total operating expenses               2,701,607            109,611            949,658            109,611          3,057,827
                                    -------------      -------------      -------------      -------------      -------------

LOSS FROM OPERATIONS                  (2,701,607)          (109,911)          (949,658)          (109,611)        (3,057,827)
OTHER INCOME (EXPENSE)
   Carrying value impairment
     adjustment on investments
     in other companies                       --           (132,730)                --           (132,730)          (137,230)
                                    -------------      -------------      -------------      -------------      -------------

LOSS BEFORE PROVISION
   FOR INCOME TAXES                   (2,701,607)          (242,341)          (949,658)          (242,341)        (3,195,057)
PROVISION FOR
   INCOME TAXES                               --                 --                 --                 --                 --
                                    -------------      -------------      -------------      -------------      -------------

NET LOSS                              (2,701,607)          (242,341)          (949,658)          (242,341)        (3,195,057)
OTHER
   COMPREHENSIVE INCOME                       --                 --                 --                 --                 --
                                    -------------      -------------      -------------      -------------      -------------

COMPREHENSIVE LOSS                  $ (2,701,607)      $   (242,341)      $   (949,658)      $   (242,341)      $ (3,195,057)
                                    =============      =============      =============      =============      =============

Earnings per share of
   common stock
   outstanding computed
   on net loss - basic and
   fully diluted                    $      (0.04)               nil       $      (0.01)                nil      $      (0.05)
                                    =============      =============      =============      =============      =============

Weighted-average number of
   shares outstanding - basic
   and fully diluted                  67,321,108         66,650,000         68,742,109         66,500,000         66,174,325
                                    =============      =============      =============      =============      =============

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.


                                COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY
                                   (formerly Eldorado Financial Group, Inc.)
                                       (a development stage enterprise)
                                RESTATED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      Nine months ended June 30, 2002 and
                     Period from March 28, 2001 (date of inception) through June 30, 2001
                    Period from March 28, 2001 (date of inception) through March 31, 2002

                                                  (UNAUDITED)
                                                                                           Period from
                                                                                          March 28, 2001
                                                       Nine months      Period from     (date of inception)
                                                          ended        March 28, 2001        through
                                                         June 30,          through           June 30,
                                                           2002         June 30, 2001          2002
                                                       ------------      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss for the period                             $(2,701,607)      $  (242,341)      $(3,195,057)
   Adjustments to reconcile net loss
     to net cash provided by operating activities
     Depreciation                                            2,189               617             3,423
     Amortization of prepaid expenses
       paid with common stock                               92,344             2,734            98,360
     Consulting fees paid with
       issuance of common stock                            808,090                --           808,090
     Compensation expense related to
       common stock issuances at less
        than "fair value"                                  467,500            76,000           543,500
       Carrying value impairment adjustment
         on investments in other companies                      --           132,730           137,230
       Increase (Decrease) in
         Accounts payable - trade                          632,989                --           642,614
         Accrued officer compensation                      185,744            30,000           185,744
         Accrued interest payable                            3,578                --             3,578
                                                       ------------      ------------      ------------
NET CASH USED IN OPERATING ACTIVITIES                     (509,173)             (260)         (772,518)
                                                       ------------      ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Cash advanced to officers                                    --           (27,300)           (8,742)
   Cash advanced on deposit for technology rights               --          (100,000)               --
   Cash paid for investments in other companies                 --                --           (40,000)
   Purchase of property and equipment                      (10,807)           (7,400)          (18,207)
                                                       ------------      ------------      ------------
NET CASH USED IN INVESTING ACTIVITIES                      (10,807)         (134,700)          (66,949)
                                                       ------------      ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from notes payable to a shareholder            138,000                --           138,000
   Proceeds from sale of preferred stock                    32,000                --           132,000
   Proceeds from sale of common stock                      326,010           222,500           578,510
                                                       ------------      ------------      ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                  496,010           222,500           848,510
                                                       ------------      ------------      ------------

INCREASE (DECREASE) IN CASH                                (23,970)           87,540             9,043
Cash at beginning of period                                 33,013                --                --
                                                       ------------      ------------      ------------

CASH AT END OF PERIOD                                  $     9,043       $    87,540       $     9,043
                                                       ============      ============      ============

                                                 - CONTINUED -

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

                                COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY
                                   (formerly Eldorado Financial Group, Inc.)
                                       (a development stage enterprise)
                                RESTATED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      Nine months ended June 30, 2002 and
                     Period from March 28, 2001 (date of inception) through June 30, 2001
                     Period from March 28, 2001 (date of inception) through March 31, 2002

                                                  (UNAUDITED)
                                                                                                       Period from
                                                                                                      March 28, 2001
                                                                           Nine months  Period from (date of inception)
                                                                              ended    March 28, 2001    through
                                                                             June 30,      through       June 30,
                                                                               2002     June 30, 2001      2002
                                                                            ---------- --------------- -----------
SUPPLEMENTAL DISCLOSURE OF INTEREST AND INCOME TAXES PAID
     Interest paid for the period                                           $     --      $     --      $    150
                                                                            =========     =========     =========
     Income taxes paid for the period                                       $     --      $     --      $     --
                                                                            =========     =========     =========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
   Preferred stock issued to
     acquire technology rights                                              $     --      $     --      $165,000
                                                                            =========     =========     =========
   Common stock issued to
     acquire investments in other companies                                 $191,250      $     --      $333,500
                                                                            =========     =========     =========
   Common stock issued for
     prepaid representation agreement                                       $     --      $     --      $ 39,375
                                                                            =========     =========     =========

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

NOTE C - GOING CONCERN UNCERTAINTY - CONTINUED

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

NOTE D - PREPARATION OF FINANCIAL STATEMENTS

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

NOTE D - PREPARATION OF FINANCIAL STATEMENTS - CONTINUED

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

NOTE E - RELATED PARTY TRANSACTIONS

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

NOTE F - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

NOTE F - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

                 COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY
                    (formerly Eldorado Financial Group, Inc.)
                        (a development stage enterprise)

         NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE F - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

7.   Income taxes - continued
     ------------------------

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

NOTE G - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

NOTE H - YEAR-END CHANGE AND COMPARABILITY (UNAUDITED)

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

                                            (pre-acquisition) (pre-acquisition)
                                             October 1, 2000   October 1, 1999
                                                 through            through
                                           September 30, 2001 September 30, 2000
                                           ------------------ ------------------

         Revenues                            $         --       $         --
         Gross profit                                  --                 --
         Income taxes                                  --                 --
         Loss from continuing operations          (90,636)            (1,620
         Earnings per share                           nil                nil
         Proforma weighted-average number
           of shares issued and outstanding    66,500,000         66,500,000

                 COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY
                    (formerly Eldorado Financial Group, Inc.)
                        (a development stage enterprise)

         NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE I - CONTRACT RIGHTS

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

NOTE J - INVESTMENTS IN OTHER COMPANIES

Investments in other companies consists of the following at June 30, 2002 and 2001:

                                          Carrying value at  Carrying value at
     Investee company                        June 30, 2002     June 30, 2001
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

NOTE J - INVESTMENTS IN OTHER COMPANIES - CONTINUED

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

NOTE K - PREFERRED STOCK TRANSACTIONS

Preferred stock consists of the following as of June 30, 2002 and 2001, respectively:

                                              June 30, 2002           June 30, 2001
                                          ---------------------------------------------
                                          # shares    par value   # shares    par value
                                          --------    ---------   --------    ---------
Series A Cumulative Convertible Stock         165       $  --         165       $   --
Series B Cumulative Convertible Stock       1,000           1          --           --
                                            -----       -----       -----       ------
     Totals                                 1,165       $   1         165           --
                                            =====       =====       =====       ======

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

NOTE K - PREFERRED STOCK TRANSACTIONS - CONTINUED

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

NOTE L - COMMON STOCK TRANSACTIONS

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

NOTE L - COMMON STOCK TRANSACTIONS - CONTINUED

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

NOTE L - COMMON STOCK TRANSACTIONS - CONTINUED

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

NOTE M - STOCK OPTIONS

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

NOTE M - STOCK OPTIONS - CONTINUED

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

The following table summarizes all common stock options granted through June 30, 2002.

                             Options         Options        Options          Options     Exercise price      Options
                             granted        exercised     terminated       outstanding      per share      not vested
2001 employees              1,357,740          -                  -        1,357,740       $0.31 - $0.35      53,970
2002 consultants            5,950,000       1,000,000             -        4,950,000       $0.40 - $2.00    2,666,666
                            ---------       ---------       -------        ---------                        ---------

     Totals                 7,307,740       1,000,000             -        6,307,740                        2,720,636
                            =========       =========       =======        =========                        =========

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

NOTE M - STOCK OPTIONS - CONTINUED

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

NOTE N - STOCK WARRANT

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

                                        Warrants          Warrants
                                       originally      outstanding at
                                         issued         June 30, 2002     Exercise price
                                         ------         -------------     --------------
Series A Preferred Stock Warrants       1,905,600         1,897,660      $1.26 per share
                                        ---------         ---------

Totals at March 31, 2002                1,905,600         1,897,660
                                        =========         =========

NOTE O - COMMITMENTS

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

NOTE P - LITIGATION CONTINGENCIES

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

NOTE P - LITIGATION CONTINGENCIES - CONTINUED

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

General and administrative expenses for the nine months ended June 30, 2002 were approximately $2,702,000, including approximately $1,300,000 in non-cash charges for consulting and legal services which were paid with common stock issued pursuant to a Form S-8 Registration Statement filed with the U. S. Securities and Exchange Commission on February 27, 2002. Legal and professional fees associated with the reverse acquisition of Transmission Technology Corporation, regulatory reporting thereof and subsequent financial consulting and legal services composed approximately $1,295,000 (66.43%) of the total year-to-date expenses. Accrued officer compensation of approximately $193,000 (7.14%) and travel expenses of approximately $103,000 (3.81%) composed other key expenditures for the nine months ended June 30, 2002. Additionally, the Company incurred non-cash charges to operations of approximately $468,000 for common stock issued at equivalent prices below the "fair value" of similar transactions within a comparable time period.

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

                                 COMPOSITE TECHNOLOGY CORPORATION

Dated: February 3, 2004          /s/ Benton H Wilcoxon
       -----------------         --------------------------------
                                 Benton H Wilcoxon
                                 Chief Executive Officer,
                                 Chief Financial Officer, Director and Secretary