Form 10KSB/A
period 2002-09-30
COMPOSITE TECHNOLOGY CORP
filed 2004-02-03
CIK 317477

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-KSB/A

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

                                 (949) 756-1091
                                 --------------
                          (Issuer's telephone number)

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

                                             2

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

INTELLECTUAL PROPERTY
---------------------
The Company filed U.S. Provisional Patent Application No. 60/374,879 on April 23, 2002. CTC was granted a license to file corresponding foreign patent applications from the United States Patent and Trademark Office on May 29, 2002, and CTC has preserved all of its foreign filing options. The inventors of record on CTC's Provisional Patent Application are Dr. Clem Hiel and Mr. George Korzeniowski. Dr. Hiel is world-renowned in the field of composite materials engineering and design. Mr. Korzeniowski has a long and very distinguished career dealing directly with design, building and operating pultrusion processing equipment for composite products manufacturing. CTC's Provisional Patent Application deals with novel composite materials, a range of materials for such composites, processing to produce composite materials, range of operating characteristics, and various products made from such composite materials. The primary products disclosed are electrical transmission conductors that substitute the related composite materials in place of standard steel reinforced cable. The composite materials are characterized by both chemistry and physical properties, and particular examples are included. Product characteristics such as ampacity, elevated operating temperatures, lower electrical resistance, light weight, high strength composite fiber packing density, corrosion, stiffness, thermal expansion, toughness, fatigue life, creep resistance, wear resistance and fiber strength are addressed. Novel pultrusion processing techniques are also disclosed, which techniques are applicable to both the conductor applications as well as other composite based products. Numerous cross sectional cable designs are disclosed, as well as various methods and designs for splicing composite cables.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
At September 30, 2002, the Company had working capital of approximately $(1,159,000) as compared to working capital of approximately $57,000 at the most recent fiscal year-end of September 30, 2001.

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

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None.

                                    PART III

ITEM 9 - OFFICERS AND DIRECTORS

The following table sets forth the names, ages, and positions of our directors and officers.
                                                                Officer/Director
Name                        Age     Position Held                  since (1)
----                        ---     -------------                  ---------

Benton H Wilcoxon           53      Chief Executive Officer,         2001
                                      Director, and Secretary

C. William Arrington        61      President and Director           2001

Robert Nikoley              63      CFO (Retired Nov. 2002)          2001

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires our directors and executive officers, and persons who beneficially own more than ten percent of a registered class of our equity securities, to file with the Securities and Exchange Commission (the "Commission") initial reports of beneficial ownership and reports of changes in beneficial ownership of our Common Stock. The rules promulgated by the Commission under Section 16(a) of the Exchange Act require those persons to furnish us with copies of all reports filed with the Commission pursuant to Section 16(a). The information in this section is based solely upon a review of Forms 3, Forms 4, and Forms 5 received by us. Mr. Wilcoxon and Mr. Nikoley timely filed Form 4s to report changes in their beneficial ownership during fiscal 2002. Mr. Arrington had no changes in his beneficial ownership during fiscal 2002. Form 5s were not required to be file under Rule 16a-3(f)(2) because all transactions otherwise required to be reported on Form 5 were reported before the due date of the Form 5.

ITEM 10 - EXECUTIVE COMPENSATION

None of our executive officers received compensation in excess of $100,000 for the fiscal years ended September 30, 2002 or 2001, respectively.. The following table summarizes all compensation received by our Chief Executive Officer in fiscal years 2000, 2001 and 2001.

                                                                 Long-Term Compensation
                                                                 ----------------------
                                        Annual Compensation             Awards           Payouts
                                        -------------------             ------           -------

                                                Other          Restricted   Securities
Name and                                        Annual         Stock        Underlying     LTIP      All Other
Compensation          Fiscal   Salary   Bonus   Compensation   Award(s)     Options/SARs   Payouts   Compensation
Principal Position    Year     ($)      ($)     ($)            ($)          (#)            ($)       ($)
------------------    ------   ------   -----   ------------   ----------   ------------   -------   ------------
Benton H Wilcoxon     2002      0(1)      -        -               -            -             -           -
Chief Executive       2001      0(1)      -        -               -         40,000(2)        -           -
Officer

C. William Arrington  2002      0(3)      -        -               -            -             -           -
President             2001      0         -        -               -            -             -           -


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

                                     PART IV

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS
--------
Number        Description
------        -----------

2.1***        Articles of Merger of ElDorado Financial Group, Inc., a
              Florida corporation, into ElDorado Financial Group, Inc., a
              Nevada corporation
2.2*          Agreement and Plan of Reorganization By and Among Transmission
              Technology Corporation, Certain of its Stockholders, and
              ElDorado Financial Group, Inc. dated November 3, 2001
3.1***        Articles of Incorporation of the Company
3.2***        By-Laws of the Company
10.1***       2001 TTC Incentive Compensation Stock Option Plan
10.2**        Technology License Agreement by and between W.B.G., Inc. and
              Transmission Technology Corporation dated May 7, 2001.
21****        Subsidiaries of the Registrant
23.1          Consent of Independent Certified Public Accountants
31.1          Certification pursuant to Section 302 of Sarbanes-Oxley Act of
              2002 - Chief Executive Officer
31.2          Certification pursuant to Section 302 of Sarbanes-Oxley Act of
              2002 - Chief Financial Officer
32.1          Certifications pursuant to Section 906 of Sarbanes-Oxley Act of
              2002.

(*) Incorporated herein by reference to Form 8-K filed with the U. S. Securities and Exchange Commission on November 20, 2001. (**) Incorporated herein by reference to Form 8-K filed with the U. S. Securities and Exchange Commission on January 11, 2002. (***) Incorporated herein by reference to Form 10-KSB filed with the U. S. Securities and Exchange Commission on February 14, 2002. (****) Incorporated herein by reference to Form 10-KSB filed with the U.S. Securities and Exchange Commission on January 9, 2003.

REPORTS ON FORM 8-K
-------------------
July 15, 2002 Updating status of various litigation through July 14, 2002.

SIGNATURES

         In accord with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           COMPOSITE TECHNOLOGY CORPORATION
Dated: February 3, 2004                     /s/ Benton H Wilcoxon
                                           -------------------------------------

                                           Benton H Wilcoxon
                                           Chief Executive Officer,
                                           Chief Financial Officer
                                           Director, and Secretary

In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 3, 2004                      /s/ Benton H Wilcoxon
                                           -------------------------------------
                                           Benton H Wilcoxon
                                           Chief Executive Officer,
                                           Chief Financial Officer
                                           Director, and Secretary

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

                                    CONTENTS

                                                                            Page
                                                                            ----

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                          F-2

RESTATED CONSOLIDATED FINANCIAL STATEMENTS

   Restated Consolidated Balance Sheets
     as of September 30, 2002 and 2001                                      F-4

   Restated Consolidated Statements of Operations and Comprehensive Loss for the
     year ended September 30, 2002, for the period from March 28, 2001 (date of formation) through
       September 30, 2001, and
     for the period from March 28, 2001 (date of formation) through
       September 30, 2002                                                   F-6

   Restated Consolidated Statements of Changes in Shareholders' Equity for the
     period from March 28, 2001 (date of formation)
       through September 30, 2002                                           F-7

   Restated Consolidated Statements of Cash Flows for the year ended September 30, 2002, for the period from March 28, 2001 (date of formation) through September
       30, 2001, and for the period from March 28, 2001 (date of formation) through September 30, 2002 F-9

   Notes to Restated Consolidated Financial Statements                      F-11

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
Composite Technology Corporation
   (formerly Eldorado Financial Group, Inc.)

We have audited the accompanying restated consolidated balance sheets of Composite Technology Corporation (formerly Eldorado Financial Group, Inc.) (a Nevada corporation) and Subsidiary (a development stage enterprise) as of September 30, 2002 and 2001, respectively, and the related consolidated statements of operations and comprehensive loss, changes in shareholders' equity and cash flows for the year ended September 30, 2002, the period from March 28, 2001 (date of formation) through September 30, 2001 and for the period from March 28, 2001 (date of formation) through September 30, 2002, respectively. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these restated consolidated financial statements based on our audits.

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

In our opinion, the restated consolidated financial statements referred to above present fairly, in all material respects, the restated consolidated financial position of Composite Technology Corporation (formerly Eldorado Financial Group, Inc.) and Subsidiary as of September 30, 2002 and 2001, and the restated consolidated results of its operations and cash flows for the year ended September 30, 2002, for the period from March 28, 2001 (date of formation) through September 30, 2001 and for the period from March 28, 2001 (date of formation) through September 30, 2002, respectively, in conformity with generally accepted accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note C to the restated consolidated financial statements, the Company has no viable operations or significant assets and is dependent upon significant shareholders to provide sufficient working capital to maintain the integrity of the corporate entity. These circumstances create substantial doubt about the Company's ability to continue as a going concern and are discussed in Note C. The financial statements do not contain any adjustments that might result from the outcome of these uncertainties.

We initially issued a Report of Independent Certified Public Accountants (Report) on the above listed financial statements on October 15, 2002 (except for Notes P and O as to which the date is December 30, 2002). In conjunction with management"s preparation for the audit of the Company"s financial statements for the year ended September 30, 2003, as more fully discussed in Note B, management made the determination that a more appropriate method of financial disclosure for the November 3, 2001 business combination between Composite Technology Corporation and Transmission Technology Corporation was proper. This change, with which we concur, is reported in the accompanying financial statements. Accordingly, we withdraw our opinion dated October 15, 2002 and no further reliance should be placed on this opinion.

                                                    S. W. HATFIELD, CPA
Dallas, Texas
December 5, 2003

                 COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY
                   (formerly Eldorado Financial Group, Inc.)
                        (a development stage enterprise)
                      RESTATED CONSOLIDATED BALANCE SHEETS
                           September 30, 2002 and 2001

                                                September 30,      September 30,
                                                    2002                2001
                                                -------------      -------------
                                     ASSETS
                                     ------
CURRENT ASSETS
   Cash on hand and in bank                     $     13,956       $     33,013
   Advances to officers                                   --              8,742
   Prepaid expenses and other                         96,571             33,359
                                                -------------      -------------
     TOTAL CURRENT ASSETS                            110,527             75,114
                                                -------------      -------------

PROPERTY AND EQUIPMENT - AT COST
   Office furniture and equipment                     13,296              7,400
   Manufacturing equipment                            11,918                 --
                                                -------------      -------------
                                                      25,214              7,400
   Accumulated depreciation                           (4,606)            (1,234)
                                                -------------      -------------
     NET PROPERTY AND EQUIPMENT                       20,608              6,166
                                                -------------      -------------

OTHER ASSETS
   Contract rights                                   165,000            165,000
   Investments in other companies                      1,000             45,020
                                                -------------      -------------
     TOTAL OTHER ASSETS                              166,000            210,020
                                                -------------      -------------
   TOTAL ASSETS                                 $    297,135       $    291,300
                                                =============      =============

                                  - CONTINUED -

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                 COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY
                    (formerly Eldorado Financial Group, Inc.)
                        (a development stage enterprise)
                RESTATED CONSOLIDATED BALANCE SHEETS - CONTINUED
                           September 30, 2002 and 2001

                                                     September 30, September 30,
                                                         2002           2001
                                                     ------------   ------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
CURRENT LIABILITIES
   Accounts payable - trade                          $   969,837    $     9,625
   Accrued interest payable                                9,851             --
   Accrued dividends payable                              14,092          8,222
   Accrued officer compensation                          275,928             --
                                                     ------------   ------------
     TOTAL CURRENT LIABILITIES                         1,269,708         17,847
                                                     ------------   ------------
LONG-TERM LIABILITIES
   Deferred compensation - fair
     value of vested stock options                     1,664,275             --
                                                     ------------   ------------
     TOTAL LIABILITIES                                 2,933,983         17,847
                                                     ------------   ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)
   Preferred stock - $0.001 par value
     5,000,000 shares authorized
     1,320, 1,165, and -0- issued and
     outstanding, respectively                                 1              1
   Common stock - $0.001 par value
     200,000,000 shares authorized
     73,714,929 and 66,500,000 shares
       issued and outstanding, respectively               73,715         66,500
   Additional paid-in capital                          3,549,356        708,624
   Accumulated deficit                                (6,259,920)      (501,672)
                                                     ------------   ------------
   TOTAL SHAREHOLDERS" EQUITY (DEFICIT)               (2,636,848)       273,453
                                                     ------------   ------------
   TOTAL LIABILITIES AND SHAREHOLDERS" EQUITY        $   297,135    $   291,300
                                                     ============   ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.


                            COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY
                               (formerly Eldorado Financial Group, Inc.)
                                    (a development stage enterprise)
                 RESTATED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                     Year ended September 30, 2002,
               Period from March 28, 2001 (date of formation) through September 30, 2001, and Period from March 28, 2001 (date of formation) through September 30, 2002

                                                                     Period from         Period from
                                                                    March 28, 2001      March 28, 2001
                                                                  (date of formation) (date of formation)
                                                   Year ended            through             through
                                                  September 30,       September 30,      September 30,
                                                      2002                2001               2002
                                                 ----------------   ----------------   ----------------
REVENUES                                         $            --    $            --    $            --

EXPENSES
   Officer compensation                                  264,900             60,000            324,900
   General and administrative expenses                   352,024             71,136            423,160
   Legal, professional and consulting fees             2,923,488            117,700          3,041,188
   Reorganization expenses                                    --             30,000             30,000
   Interest expense                                       16,818                150             16,968
   Depreciation                                            3,372              1,234              4,606
   Compensation expense related to common
     stock issuances at less than "fair value"           527,500             76,000            603,500
   Compensation expense related to fair
     value of vested stock options                     1,664,275                 --          1,664,275
                                                 ----------------   ----------------   ----------------
     TOTAL OPERATING EXPENSES                          5,752,377            356,220          6,108,597
                                                 ----------------   ----------------   ----------------
LOSS FROM OPERATIONS                                  (5,752,377)          (356,220)        (6,108,597)

OTHER INCOME (EXPENSE)
   Carrying value impairment adjustment
     on investments in other companies                        --           (137,230)          (137,230)
                                                 ----------------   ----------------   ----------------
LOSS BEFORE PROVISION FOR INCOME TAXES                (5,752,377)          (493,450)        (6,245,827)

PROVISION FOR INCOME TAXES                                    --                 --                 --
                                                 ----------------   ----------------   ----------------
NET LOSS                                              (5,752,377)          (493,450)        (6,245,827)

OTHER COMPREHENSIVE INCOME                                    --                 --                 --
                                                 ----------------   ----------------   ----------------
COMPREHENSIVE LOSS                               $    (5,752,377)   $      (493,450)   $    (6,245,827)
                                                 ================   ================   ================
Earnings per share of common stock
   outstanding computed on net income
   - basic and fully diluted                     $         (0.08)   $         (0.01)   $         (0.09)
                                                 ================   ================   ================
Weighted-average number of shares
   outstanding - basic and fully diluted              68,537,780         69,156,748         67,184,437
                                                 ================   ================   ================

                        The accompanying notes are an integral part of these
                                 consolidated financial statements.

                                           COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY
                                              (formerly Eldorado Financial Group, Inc.)
                                                  (a development stage enterprise)
                                 RESTATED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                          Year ended September 30, 2002 and Period from March 28, 2001 (date of formation)
                                                    through September 30, 2002

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

                                           COMPOSITE TECHNOLOGY CORPORATION AND  SUBSIDIARY
                                              (formerly Eldorado Financial Group, Inc.)
                                                  (a development stage enterprise)
                                 RESTATED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                                 Year ended September 30, 2002 and
                               Period from March 28, 2001 (date of formation) through September 30, 2002

                                                  Convertible                               Additional
                                                 Preferred Stock        Common Stock         paid-in      Accumulated
                                                Shares     Amount     Shares      Amount     capital        deficit        Total
                                               ---------  --------  -----------  ---------  -----------   -----------   ------------
BALANCES AT SEPTEMBER 30, 2001                    1,165   $     1   66,500,000   $ 66,500   $  708,624    $ (501,672)   $   273,453

Issuance of Series B preferred
   stock for cash                                   320        --           --         --       32,000            --        32,000

Issuance of common stock for
   Cash                                              --        --    2,065,790      2,066      956,444             --      958,510
   Consulting and legal fees                         --        --    4,319,868      4,320    1,977,169             --    1,981,489
   Investment in other company                       --        --       42,500         42      191,408             --      191,450
   Conversion of working capital loans
     and accrued interest                            --        --      866,173        866      152,730             --      153,596

Cancellation of common stock
   upon cancellation of contract                     --        --      (79,402)       (79)    (299,921)            --      (300,000)

Exchange of preferred stock and accrued
   dividends for investments in other companies    (165)       --           --         --     (169,098)            --      (169,098)

Dividends on preferred stock                         --        --           --         --           --         (5,871)       (5,871)

Net loss for the year                                --        --           --         --           --     (5,752,377)   (5,752,377)
                                               ---------  --------  -----------  ---------  -----------   ------------  ------------
BALANCES AT SEPTEMBER 30, 2002                    1,320   $     1   73,714,929   $ 73,715   $3,549,356    $(6,259,920)  $(2,636,848)
                                               =========  ========  ===========  =========  ===========   ============  ============

                                       The accompanying notes are an integral part of these
                                                consolidated financial statements.

                              COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY
                                 (formerly Eldorado Financial Group, Inc.)
                                      (a development stage enterprise)
                               RESTATED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       Year ended September 30, 2002
                 Period from March 28, 2001 (date of formation) through September 30, 2001, and Period from March 28, 2001 (date of formation) through September 30, 2002

                                                                         Period from         Period from
                                                                        March 28, 2001      March 28, 2001
                                                                      (date of formation) (date of formation)
                                                       Year ended            through             through
                                                      September 30,       September 30,      September 30,
                                                          2002                2001               2002
                                                     ----------------   ----------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss for the period                           $    (5,752,377)   $      (493,450)   $    (6,245,827)
   Adjustments to reconcile net loss
     to net cash provided by operating activities
       Depreciation                                            3,372              1,234              4,606
       Amortization of prepaid expenses originally
         paid with common stock                               62,597              6,016             68,613
       Compensation expense related to common
         stock issuances at less than "fair value"           527,500             76,000            603,500
       Compensation expense related to fair
         value of vested stock options                     1,664,275                 --          1,664,275
       Carrying value impairment adjustment
         on investments in other companies                        --            137,230            137,230
       Consulting, legal and other expenses
         paid with common stock                            1,563,263                 --          1,563,263
       (Increase) Decrease in
         Prepaid expenses and other                             (615)                --               (615)
       Increase (Decrease) in
         Accounts payable - trade                            960,212              9,625            969,837
         Accrued interest payable                              9,851                 --              9,851
         Accrued officer compensation                        246,000                 --            246,000
                                                     ----------------   ----------------   ----------------
NET CASH USED IN OPERATING ACTIVITIES                       (715,923)          (263,345)          (979,268)
                                                     ----------------   ----------------   ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Cash advanced by (to) officers                             38,670             (8,742)            29,928
   Purchase of property and equipment                        (17,814)            (7,400)           (25,214)
   Cash paid for investments in other companies                   --            (40,000)           (40,000)
                                                     ----------------   ----------------   ----------------
NET CASH USED IN INVESTING ACTIVITIES                         20,856            (56,142)           (35,286)
                                                     ----------------   ----------------   ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from short-term working capital loans            223,000                 --            223,000
   Proceeds from sale of preferred stock                      32,000            100,000            132,000
   Proceeds from sale of common stock                        421,010            252,500            673,510
                                                     ----------------   ----------------   ----------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                    676,010            352,500          1,028,510
                                                     ----------------   ----------------   ----------------

                             The accompanying notes are an integral part of these
                                      consolidated financial statements.

                              COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY
                                 (formerly Eldorado Financial Group, Inc.)
                                      (a development stage enterprise)
                         RESTATED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
              Year ended September 30, 2002 Period from March 28, 2001 (date of formation)
                       through September 30, 2001, and Period from March 28, 2001
                             (date of formation) through September 30, 2002

                                                                         Period from         Period from
                                                                        March 28, 2001      March 28, 2001
                                                                      (date of formation) (date of formation)
                                                       Year ended            through             through
                                                      September 30,       September 30,      September 30,
                                                          2002                2001               2002
                                                     ----------------   ----------------   ----------------
NET CASH USED IN OPERATING ACTIVITIES                $      (715,923)   $      (263,345)   $      (979,268)
NET CASH USED IN INVESTING ACTIVITIES                         20,856            (56,142)           (35,286)
NET CASH PROVIDED BY FINANCING ACTIVITIES                    676,010            352,500          1,028,510
                                                     ----------------   ----------------   ----------------
INCREASE (DECREASE) IN CASH                                  (19,057)            33,013             13,956

Cash at beginning of period                                   33,013                 --                 --
                                                     ----------------   ----------------   ----------------
CASH AT END OF PERIOD                                $        13,956    $        33,013    $        13,956
                                                     ================   ================   ================

SUPPLEMENTAL DISCLOSURE OF
   INTEREST AND INCOME TAXES PAID
     Interest paid for the period                    $            --    $           150    $           150
                                                     ================   ================   ================
     Income taxes paid for the period                $            --    $            --    $            --
                                                     ================   ================   ================
SUPPLEMENTAL DISCLOSURE OF
   NON-CASH INVESTING AND FINANCING ACTIVITIES
     Redemption of Series A Preferred Stock
       for investments in other companies            $       169,098    $            --    $       169,098
                                                     ================   ================   ================
     Conversion of short-term working capital
       loans to common stock                         $       161,000    $            --    $       161,000
                                                     ================   ================   ================
     Preferred stock issued to
       acquire technology rights                     $            --    $       165,000    $       165,000
                                                     ================   ================   ================
     Common stock issued to
       acquire investments in other companies        $            --    $       142,250    $       142,250
                                                     ================   ================   ================
     Common stock issued
       for prepaid representation agreement          $            --    $        39,375    $        39,375
                                                     ================   ================   ================

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

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented.

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

NOTE E - RELATED PARTY TRANSACTIONS - CONTINUED

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

Marketable Securities - continued
---------------------

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

4. Reorganization costs
-----------------------

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

6. Advertising expenses
------------------------

     Advertising and marketing expenses are charged to operations as incurred.

7. Income taxes
---------------

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

8. Income (Loss) per share
--------------------------

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

As of September 30, 2002 and subsequent thereto, the Company, TTC and WBG are involved in litigation regarding the interpretation and enforcement of the License Agreement. (See Note O " Litigation Contingencies). Management is of the opinion that the license agreement will be upheld and no valuation impairment of the original agreed-upon acquisition cost has been provided in the accompanying financial statements.

                (Remainder of this page left blank intentionally)

                 COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY
                   (formerly Eldorado Financial Group, Inc.)
                        (a development stage enterprise)

         NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE J - INVESTMENTS IN OTHER COMPANIES

Investments in other companies consists of the following at September 30, 2002 and 2001:

                                           Carrying value at   Carrying value at
                                             September 30,       September 30,
                                                2002                  2001
                                           -----------------   -----------------
Investee company
Held-to-Maturity
----------------
   Integrated Performance Systems, Inc.       $  1,000            $  1,000
   STL Group, Inc.                                  --               1,000
   TMA Ventures, LLC/ MEMX, Inc.                    --               1,000
   AMJ Logistics, Inc.                              --              42,020
                                              --------            --------
       Totals                                 $  1,000            $ 45,020
                                              ========            =========

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

During Fiscal 2001, upon evaluations in accordance with Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of", management recognized an aggregate permanent valuation impairment of approximately $137,230 against these holdings.

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

                (Remainder of this page left blank intentionally)

                 COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY
                   (formerly Eldorado Financial Group, Inc.)
                        (a development stage enterprise)

         NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE K - INCOME TAXES

The components of income tax (benefit) expense for the year ended September 30, 2002 and the period from March 28, 2001 (date of formation) through September 30, 2001 and the period from March 28, 2001 (date of formation) through September 30, 2002, respectively, are as follows:

                                             Period from        Period from
                                           March 28, 2001      March 28, 2001
                                         (date of formation) (date of formation)
                         Year ended            through             through
                         September 30,      September 30,       September 30,
                            2002                2001                2002
                         -------------      -------------       -------------
       Federal:
         Current           $     --           $     --             $     --

         Deferred                --                 --                   --
                         -------------      -------------       -------------
                                 --                 --                   --
                         -------------      -------------       -------------
       State:
         Current                 --                 --                   --
         Deferred                --                 --                   --
                         -------------      -------------       -------------
                                 --                 --                   --
                         -------------      -------------       -------------
         Total             $     --           $     --             $     --
                         =============      =============       ==============

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

The Company's income tax expense for the year ended September 30, 2002 and the period from March 28, 2001 (date of formation) through September 30, 2001 and the period from March 28, 2001 (date of formation) through September 30, 2002, respectively, differed from the statutory tax rate of 34.0% as follows:

                                                                                    Period from        Period from
                                                                                   March 28, 2001      March 28, 2001
                                                                               (date of formation) (date of formation)
                                                                 Year ended           through             through
                                                                September 30,      September 30,       September 30,
                                                                     2002              2001                2002
                                                                -------------      -------------       -------------
Statutory rate applied to income before income taxes            $ (1,955,800)      $   (167,800)       $ (2,123,600)
Increase (decrease) in income taxes resulting from:
     State income taxes                                                   --                 --                  --
     Other, including reserve for deferred tax asset               1,955,800            167,800           2,123,600
                                                                -------------      -------------       -------------
       Income tax expense                                       $         --       $         --        $         --
                                                                =============      =============       =============

                 COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY
                   (formerly Eldorado Financial Group, Inc.)
                        (a development stage enterprise)

         NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE K - INCOME TAXES - CONTINUED

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
                                                    =============  =============

During the year ended September 30, 2002 and the period from March 28, 2001 (date of formation) through September 30, 2001, respectively, the reserve for the deferred current tax asset increased by approximately $1,703,175 and $64,825, respectively.

NOTE L - PREFERRED STOCK TRANSACTIONS

Preferred stock consists of the following as of September 30, 2002 and 2001, respectively:

                                           September 30, 2002      September 30, 2000
                                           ------------------      ------------------
                                          # shares   par value   # shares   par value
                                          --------   ---------   --------   ---------
Series A Cumulative Convertible Stock         --       $  --         165      $   --
Series B Cumulative Convertible Stock      1,320           1       1,000           1
                                          --------   ---------   --------   ---------
     Totals                                1,320       $   1       1,165      $    1
                                          ========   =========   ========   =========

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

NOTE L - PREFERRED STOCK TRANSACTIONS - CONTINUED

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

NOTE M - COMMON STOCK TRANSACTIONS

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

NOTE M - COMMON STOCK TRANSACTIONS - CONTINUED

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

In July and September, 2002, the Company issued an aggregate 866,173 shares of the Company's restricted, unregistered common stock to four separate individuals, several of whom were existing shareholders of the Company, for conversion of short-term working capital loans and accrued, but unpaid, interest. These transactions were valued at approximately $152,729, which equaled the outstanding debt and was in excess of the fair value" of the Company's stock on the date of the transaction using the discounted closing price of the Company's common stock as quoted on the NASDAQ Electronic Bulletin Board.

                 COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY
                   (formerly Eldorado Financial Group, Inc.)
                        (a development stage enterprise)

         NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE M - COMMON STOCK TRANSACTIONS - CONTINUED

On August 22, 2002, the Company sold 65,790 shares of restricted, unregistered common stock to an individual for cash proceeds of approximately $25,000. This transaction was consummated in excess of the "fair value" of the Company's stock on the date of the transaction using the discounted closing price of the Company's common stock as quoted on the NASDAQ Electronic Bulletin Board.

NOTE N - STOCK OPTIONS

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

                     Options    Options      Options       Options        Exercise price
                     granted    exercised    terminated    outstanding    per share
                     -------    ---------    ----------    -----------    ---------
     Series B
        Preferred    $500,000    $132,000    $ 368,000      $      --       $100.00
                     --------    --------    ----------    -----------    -----------
     Totals          $500,000    $132,000    $ 368,000      $      --
                     ========    ========    ==========    ===========

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

NOTE N - STOCK OPTIONS - CONTINUED

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

The following table summarizes all common stock options granted through September 30, 2002.

                         Options      Options      Options        Options       Exercise price     Options
                         granted      exercised    terminated     outstanding     per share       not vested
                         -------      ---------    ----------     -----------     ---------       ----------
2001 employees          1,357,740             --           --      1,357,740     $0.31 - $0.35       52,382
2002 consultants        5,950,000     (2,000,000)    (125,000)     3,825,000     $0.08 - $2.00    3,166,666
----------------        ---------     -----------    ---------     ---------                      ---------
     Totals             7,307,740     (2,000,000)    (125,000)     5,182,740                      3,219,048
                        =========     ===========    =========     =========                      =========

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

NOTE O - STOCK WARRANT

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

The following table presents the status of the issued and outstanding stock warrants as of September 30, 2002:

                                        Warrants          Warrants
                                        originally     outstanding at
                                        issued       September 30, 2002     Exercise price
                                        ------       ------------------     --------------
Series A Preferred Stock Warrants      1,905,600         1,897,660          $1.26 per share
                                      -----------      ------------
Totals at September 30, 2002           1,905,600         1,897,660
                                      ===========      ============

NOTE P - COMMITMENTS

The Company operates in leased offices, located in Irvine, California, on a month-to-month agreement at a rate of approximately $4,600 per month.

NOTE Q - LITIGATION CONTINGENCIES

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

NOTE Q - LITIGATION CONTINGENCIES - CONTINUED

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

Dr. Clem Hiel et al. v. W. Brandt Goldsworthy & Associates, Inc. et al.,
------------------------------------------------------------------------
Case No. 02CC05443, was filed on April 9, 2002 in the State of California for the County of Orange and has now been transferred and is pending before the Superior Court of the State of California for the County of Los Angeles. The principal parties are Dr. Clem Hiel, Dr. Alonso Rodriguez (both of whom are former employees of WBG and/or WBGA and are currently consultants of CTC), WBGA, WBG and W. Brandt Goldsworthy. CTC has agreed to bear the expense of this proceeding because it affects two of CTC"s consultants. These consultants are involved in the commercialization of CTC"s novel aluminum conductor composite core cable.

Jarblum v. Transmission Technology Corporation et al.,
------------------------------------------------------
Case No. SC-072087, was filed on May 13, 2002 in the Superior Court of the State of California for the County of Los Angeles, West District. The principal parties are Plaintiff William Jarblum and Defendants TTC, CTC, and C. William Arrington. Plaintiff seeks $250,000 in unpaid legal fees. CTC believes that it has valid defenses and intends to vigorously contest the claim. Due to CTC"s cash position, a judgment in favor of Plaintiff on this claim could have a material negative effect on CTC"s plan of operation.

Transmission Technology Corporation et al. v. Tom Sawyer,
---------------------------------------------------------
Case No. 02CC10972, was filed on June 21, 2002 in the Superior Court of the State of California for the County of Orange and has now been transferred to the United States District Court, Central District of California after being allowed to be included in the action of TTC vs WBG/WBGA et al. The principal parties are TTC, CTC, Arrington, Wilcoxon, and Sawyer.

Plaintiffs seek declaratory relief and an injunction against Sawyer, as well as damages arising from various tort causes of actions, including without limitation tortuous interference with contract, fraud, legal malpractice, and breach of fiduciary duty. This proceeding is indirectly related to the litigation concerning the License Agreement.

Transmission Technology Corporation et al. v. Michael Winterhalter, et al.,
---------------------------------------------------------------------------
Case No. 02CC12539 was filed July 26, 2002 in the Superior Court of the State of California for the County of Orange.

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

NOTE R - COMMITMENTS

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

NOTE R - COMMITMENTS - CONTINUED

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

NOTE R - COMMITMENTS - CONTINUED

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

NOTE S - SUBSEQUENT EVENTS

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