Form 10QSB/A
period 2002-12-31
COMPOSITE TECHNOLOGY CORP
filed 2004-02-03
CIK 317477

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

                        COMPOSITE TECHNOLOGY CORPORATION

              Form 10-QSB/A for the Quarter ended December 31, 2002

                                Table of Contents

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

   Item 1  Financial Statements                                               3

   Item 2  Management's Discussion and Analysis or Plan of Operation         22

   Item 3  Controls and Procedures                                           24

PART II - OTHER INFORMATION

   Item 1  Legal Proceedings                                                 24

   Item 2  Changes in Securities                                             25

   Item 3  Defaults Upon Senior Securities                                   26

   Item 4  Submission of Matters to a Vote of Security Holders               26

   Item 5  Other Information                                                 26

   Item 6  Exhibits and Reports on Form 8-K                                  26

SIGNATURES                                                                   26


PART 1 - ITEM 1 - FINANCIAL STATEMENTS
--------------------------------------

                           COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY
                                  (a development stage enterprise)
                                RESTATED CONSOLIDATED BALANCE SHEETS
                                     December 31, 2002 and 2001

                                             (UNAUDITED)

                                                                      December 31,      December 31,
ASSETS                                                                    2002              2001
------                                                                ------------      ------------
CURRENT ASSETS
   Cash on hand and in bank                                           $    97,899       $        --
   Advances to officers                                                        --            15,841
   Prepaid expenses and other                                              67,253            30,078
                                                                      ------------      ------------
     TOTAL CURRENT ASSETS                                                 165,152            45,919
                                                                      ------------      ------------

PROPERTY AND EQUIPMENT - AT COST                                          128,164             8,684
   Accumulated depreciation                                                (5,956)           (1,915)
                                                                      ------------      ------------
     NET PROPERTY AND EQUIPMENT                                           122,208             6,769
                                                                      ------------      ------------

OTHER ASSETS
   Contract rights                                                        165,000           165,000
   Investments in other companies                                           1,000           236,270
                                                                      ------------      ------------
                                                                          166,000           401,270
                                                                      ------------      ------------

TOTAL ASSETS                                                          $   453,360       $   453,958
                                                                      ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable - trade                                           $ 1,300,782       $   264,076
   Accrued interest payable                                                13,101                --
   Accrued dividends payable                                               17,392            16,246
   Accrued officer compensation                                           309,778                --
                                                                      ------------      ------------
     TOTAL CURRENT LIABILITIES                                          1,641,053           280,322

LONG-TERM LIABILITIES
   Deferred compensation - fair
     value of vested stock options                                      1,664,275                --
                                                                      ------------      ------------
     TOTAL LIABILITIES                                                  3,305,328           280,322
                                                                      ------------      ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)
   Preferred stock - $0.001 par value
     5,000,000 shares authorized
     1,320 and 1,485 shares issued and outstanding, respectively                1                 1
   Common stock - $0.001 par value
     200,000,000 shares authorized
     75,611,429 and 66,542,500 shares issued and outstanding,
     respectively                                                          75,611            66,543
   Additional paid-in capital                                           3,742,230         1,110,341
   Accumulated deficit                                                 (6,669,810)       (1,003,249)
                                                                      ------------      ------------
     TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                              (2,851,968)          173,636
                                                                      ------------      ------------

   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $   453,360       $   453,958
                                                                      ============      ============

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.


                                COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY
                                       (a development stage enterprise)
                     RESTATED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                              Three months ended December 31, 2002 and 2001 and
                   Period from March 28, 2001 (date of inception) through December 31, 2002

                                                  (UNAUDITED)

                                                                                           Period from
                                                                                          March 28, 2001
                                                     Three months       Three months   (date of inception)
                                                        ended              ended             through
                                                     December 31,       December 31,       December 31,
                                                         2002               2001               2002
                                                    -------------      -------------      -------------
REVENUES                                            $         --       $         --       $         --
                                                    -------------      -------------      -------------

EXPENSES
   Research and development expenses                     211,703                 --            211,703
   Officer compensation                                   30,000                 --            354,900
   General and administrative expenses                    52,884            101,985            476,044
   Legal, professional and consulting fees               107,403            390,885          3,148,591
   Reorganization expenses                                    --                 --             30,000
   Interest expense                                        3,250                 --             20,218
   Depreciation                                            1,350                681              5,956
   Compensation expense related to common
     stock issuances at less than "fair value"                --                 --            603,500
   Compensation expense related to fair value
     of vested stock options                                  --                 --          1,664,275
                                                    -------------      -------------      -------------
     TOTAL OPERATING EXPENSES                            406,590            493,553          6,515,187
                                                    -------------      -------------      -------------

LOSS FROM OPERATIONS                                    (406,590)          (493,553)        (6,515,187)
OTHER INCOME (EXPENSE)
   Carrying value impairment adjustment
     on investments in other companies                        --                 --           (137,230)
                                                    -------------      -------------      -------------

LOSS BEFORE PROVISION FOR INCOME TAXES                  (406,590)          (493,553)        (6,652,417)
PROVISION FOR INCOME TAXES                                    --                 --                 --
                                                    -------------      -------------      -------------

NET LOSS                                                (406,590)          (493,553)        (6,652,417)
OTHER COMPREHENSIVE INCOME                                    --                 --                 --
                                                    -------------      -------------      -------------

COMPREHENSIVE LOSS                                  $   (406,590)      $   (493,553)      $ (6,652,417)
                                                    =============      =============      =============

Earnings per share of common stock
   outstanding computed on net income
   - basic and fully diluted                        $      (0.01)      $      (0.01)      $      (0.10)
                                                    =============      =============      =============

Weighted-average number of shares
   outstanding - basic and fully diluted              74,171,081         66,512,935         68,199,099
                                                    =============      =============      =============

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

                                COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY
                                       (a development stage enterprise)
                                RESTATED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               Three months ended December 31, 2002 and 2001 and
                   Period from March 28, 2001 (date of inception) through December 31, 2002

                                                  (UNAUDITED)

                                                                                           Period from
                                                                                          March 28, 2001
                                                        Three months      Three months  (date of inception)
                                                           ended             ended            through
                                                        December 31,      December 31,      December 31,
                                                            2002              2001              2002
                                                        ------------      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss for the period                              $  (406,590)      $  (493,553)      $(6,652,417)
   Adjustments to reconcile net loss
     to net cash provided by operating activities
       Depreciation                                           1,350               681             5,956
       Amortization of prepaid expenses originally
         paid with common stock                                  --                --            68,613
       Compensation expense related to common
         stock issuances at less than "fair value"               --                --           603,500
       Compensation expense related to fair value
         of vested stock options                                 --                --         1,664,275
       Carrying value impairment adjustment
         on investments in other companies                       --                --           137,230
       Consulting, legal and other expenses
         paid with common stock                                  --                --         1,563,263
       (Increase) Decrease in
         Prepaid expenses and other                          29,318             3,281            28,703
       Increase (Decrease) in
         Accounts payable - trade                           330,945           254,451         1,300,781
         Accrued interest payable                             3,250                --            13,101
         Accrued officer compensation                        30,000                --           276,000
                                                        ------------      ------------      ------------

NET CASH USED IN OPERATING ACTIVITIES                   $   (11,727)      $  (235,140)      $  (990,995)
                                                        ============      ============      ============

CASH FLOWS FROM INVESTING ACTIVITIES
   Cash paid for investments in other companies                  --                --           (40,000)
   Cash advanced by (to) officers                             3,850            (7,099)           33,778
   Purchase of property and equipment                      (102,950)           (1,284)         (128,164)
                                                        ------------      ------------      ------------

NET CASH USED IN INVESTING ACTIVITIES                   $   (99,100)      $    (8,383)      $  (134,386)
                                                        ============      ============      ============

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from short-term working capital loans                --                --           223,000
   Proceeds from sale of preferred stock                         --            32,000           132,000
   Proceeds from sale of common stock                       194,770           178,510           868,280
                                                        ------------      ------------      ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES               $   194,770       $   210,510       $ 1,223,280
                                                        ============      ============      ============

                                                 - CONTINUED -

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.


                                COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY
                                       (a development stage enterprise)
                          RESTATED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                               Three months ended December 31, 2002 and 2001 and
                   Period from March 28, 2001 (date of inception) through December 31, 2002

                                                  (UNAUDITED)

                                                                                      Period from
                                                                                     March 28, 2001
                                                    Three months     Three months (date of inception)
                                                       ended            ended           through
                                                    December 31,     December 31,     December 31,
                                                        2002             2001             2002
                                                    ------------     ------------     ------------
NET CASH USED IN OPERATING ACTIVITIES               $   (11,727)     $  (235,140)     $  (990,995)
NET CASH USED IN INVESTING ACTIVITIES                   (99,100)          (8,383)        (134,386)
NET CASH PROVIDED BY FINANCING ACTIVITIES               194,770          210,510        1,223,280
                                                    ------------     ------------     ------------

INCREASE (DECREASE) IN CASH                              83,943          (33,013)          97,899

Cash at beginning of period                              13,956           33,013               --
                                                    ------------     ------------     ------------

CASH AT END OF PERIOD                               $    97,899      $        --      $    97,899
                                                    ============     ============     ============

SUPPLEMENTAL DISCLOSURE OF
   INTEREST AND INCOME TAXES PAID
     Interest paid for the period                   $        --      $        --      $       150
                                                    ============     ============     ============
     Income taxes paid for the period               $        --      $        --      $        --
                                                    ============     ============     ============

SUPPLEMENTAL DISCLOSURE OF
   NON-CASH INVESTING AND FINANCING ACTIVITIES
     Redemption of Series A Preferred Stock
       for investments in other companies           $        --      $        --      $   169,098
                                                    ============     ============     ============
     Conversion of short-term working capital
       loans to common stock                        $        --      $        --      $   161,000
                                                    ============     ============     ============
     Preferred stock issued to
       acquire technology rights                    $        --      $        --      $   165,000
                                                    ============     ============     ============
     Common stock issued to
       acquire investments in other companies       $        --      $   191,250      $   191,250
                                                    ============     ============     ============
     Common stock issued
       for prepaid representation agreement         $        --      $    39,375      $    39,375
                                                    ============     ============     ============

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

                 COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY
                        (a development stage enterprise)

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

                 COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY
                        (a development stage enterprise)

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

                 COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY
                        (a development stage enterprise)

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

On September 30, 2002, the Company and Red Guard consummated a transaction whereby Red Guard exchanged 100.0% of the issued and outstanding Series A Preferred Stock; all accrued, but unpaid, dividends; certain short term working capital loans; and all accrued, but unpaid, interest, in return for certain of the Company's investment interests in other companies.

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

                 COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY
                        (a development stage enterprise)

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

                 COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY
                        (a development stage enterprise)

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

                 COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY
                        (a development stage enterprise)

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

NOTE I - INVESTMENTS IN OTHER COMPANIES

Investments in other companies consists of the following at December 31, 2002 and 2001:

                                           Carrying value at  Carrying value at
                                              December 31,       December 31,
     Investee company                             2002              2001
     ----------------                          ---------         ---------
Held-to-Maturity
----------------
     Integrated Performance Systems, Inc.      $  1,000          $  1,000
     STL Group, Inc.                                 --             1,000
     TMA Ventures, LLC/ MEMX, Inc.                   --             1,000
     AMJ Logistics, Inc.                             --           233,270
                                               ---------         ---------

         Totals                                $  1,000          $236,270
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

                 COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY
                        (a development stage enterprise)

         NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE J - INCOME TAXES

The components of income tax (benefit) expense for the three months ended December 31, 2002 and 2001 and the period from March 28, 2001 (date of inception) through December 31, 2002 , respectively, are as follows:

                                                                Period from
                                                               March 28, 2001
                         Three months        Three months    (date of inception)
                            ended               ended              through
                         December 31,        December 31,        December 31,
                             2002                2001                2002
                           --------            --------            --------
       Federal:
         Current           $     -             $     -             $     -
         Deferred                -                   -                   -
                           --------            --------            --------
                                 -                   -                   -
                           --------            --------            --------
       State:
         Current                 -                   -                   -
         Deferred                -                   -                   -
                           --------            --------            --------
                                 -                   -                   -
                           --------            --------            --------

         Total             $     -             $     -             $     -
                           ========            ========            ========

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

The Company's income tax expense for the three months ended December 31, 2002 and 2001 and the period from March 28, 2001 (date of inception) through December 31, 2002, respectively, are as follows:

                                                                                             Period from
                                                                                            March 28, 2001
                                                          Three months      Three months  (date of inception)
                                                              ended            ended            through
                                                          December 31,      December 31,      December 31,
                                                              2002              2001              2002
                                                          ------------      ------------      ------------
Statutory rate applied to income before income taxes      $  (138,000)      $  (168,000)      $(2,262,000)
Increase (decrease) in income taxes resulting from:
     State income taxes                                            --                --                --
     Other, including reserve for deferred tax asset          138,000           168,000         2,262,000
                                                          ------------      ------------      ------------

       Income tax expense                                 $        --       $        --       $        --
                                                          ============      ============      ============

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
                                                 ============      ============

                 COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY
                        (a development stage enterprise)

         NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE J - INCOME TAXES - CONTINUED

During the three months ended December 31, 2002 and 2001, respectively, the reserve for the deferred current tax asset increased by approximately $128,000 and $167,000, respectively.

NOTE K - PREFERRED STOCK TRANSACTIONS

Preferred stock consists of the following as of December 31, 2002 and 2001, respectively:

                                              December 31,            December 31,
                                                  2002                     2001
                                          ---------------------   ---------------------
                                          # shares    par value   # shares    par value
                                          --------    ---------   --------    ---------
Series A Cumulative Convertible Stock          --       $  --         165       $  --
Series B Cumulative Convertible Stock       1,320           1       1,320           1
                                            -----       -----       -----       -----
     Totals                                 1,320       $   1       1,485       $   1
                                            =====       =====       =====       =====

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

NOTE L - COMMON STOCK TRANSACTIONS

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

                 COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY
                        (a development stage enterprise)

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

                 COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY
                        (a development stage enterprise)

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

NOTE M - STOCK OPTIONS

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

                (Remainder of this page left blank intentionally)

                 COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY
                        (a development stage enterprise)

         NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE M - STOCK OPTIONS - CONTINUED

The following table summarizes all common stock options granted through December 31, 2002.

                            Options           Options       Options        Options      Exercise price    Options
                            granted          exercised     terminated    outstanding       per share     not vested
                            -------          ---------     ----------    -----------       ---------     ----------
2001 employees              1,357,740           -              -           1,357,740     $0.31 - $0.35      52,382
2002 consultants            5,950,000       (2,000,000)     (125,000)      3,825,000     $0.08 - $2.00    3,166,666
                            ---------       -----------     ---------      ---------                      ---------

     Totals                 7,307,740       (2,000,000)     (125,000)      5,182,740                      3,219,048
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

NOTE N - STOCK WARRANTS

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

                 COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY
                        (a development stage enterprise)

         NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE N - STOCK WARRANTS - CONTINUED

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

The following table presents the status of the issued and outstanding stock warrants as of December 31, 2002:

                                      Warrants            Warrants
                                     originally        outstanding at
                                       issued         December 31, 2002    Exercise price
                                       ------         -----------------    --------------
Series A Preferred Stock Warrants     1,905,000            1,897,660      $1.26 per share
Series A Common Stock Warrants           64,000               64,000      $0.35 per share
Series B Common Stock Warrants           32,000               32,000      $0.60 per share
Series E Common Stock Warrants        1,832,500            1,832,500      $0.25 per share
                                      ---------            ---------

Totals at December 31, 2002           3,833,500            3,826,160
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

                 COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY
                        (a development stage enterprise)

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

NOTE Q - COMMITMENTS

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

                (Remainder of this page left blank intentionally)

                 COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY
                        (a development stage enterprise)

         NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE Q - COMMITMENTS - CONTINUED

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

                 COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY
                        (a development stage enterprise)

         NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE Q - COMMITMENTS - CONTINUED

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

   None

ITEM 5 - OTHER INFORMATION

   None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

Exhibits
--------
       23.1   Consent of Independent Certified Public Accountants
       31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer
       31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer
       32.1 Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K
-------------------
   None

--------------------------------------------------------------------------------

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                COMPOSITE TECHNOLOGY CORPORATION

Date: February 3, 2004          /s/ Benton H Wilcoxon
      -----------------         ---------------------------------
                                Benton H Wilcoxon
                                Chief Executive Officer,
                                Chief Financial Officer, Director, and Secretary