Form 10QSB/A
period 2003-03-31
COMPOSITE TECHNOLOGY CORP
filed 2004-02-03
CIK 317477

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: May 2, 2003: 89,325,429
                                          -----------------------

Transitional Small Business Disclosure Format (check one):  YES [ ]  NO [X]

                        COMPOSITE TECHNOLOGY CORPORATION

               Form 10-QSB/A for the Quarter ended March 31, 2003

                                Table of Contents

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

  Item 1   Financial Statements                                               3

  Item 2   Management's Discussion and Analysis of Financial Condition       26

  Item 3   Controls and Procedures                                           29

PART II - OTHER INFORMATION

  Item 1   Legal Proceedings                                                 29

  Item 2   Changes in Securities                                             30

  Item 3   Defaults Upon Senior Securities                                   30

  Item 4   Submission of Matters to a Vote of Security Holders               30

  Item 5   Other Information                                                 30

  Item 6   Exhibits and Reports on Form 8-K                                  30

SIGNATURES                                                                   31


ITEM 1
PART 1 - FINANCIAL STATEMENTS

                 COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY
                        (a development stage enterprise)
                      RESTATED CONSOLIDATED BALANCE SHEETS
                             March 31, 2003 and 2002

                                   (UNAUDITED)

                                                   March 31, 2003     March 31, 2002
                                                   --------------     --------------
                                     ASSETS
                                     ------
CURRENT ASSETS
   Cash on hand and in bank                          $   346,352       $     5,098
   Prepaid expenses and other                            728,822           311,167
                                                     ------------      ------------

     TOTAL CURRENT ASSETS                              1,075,174           316,265
                                                     ------------      ------------

PROPERTY AND EQUIPMENT - AT COST
   Office furniture and manufacturing equipment          143,080             8,684
   Accumulated depreciation                               (7,306)           (2,596)
                                                     ------------      ------------

     NET PROPERTY AND EQUIPMENT                          135,774             6,088
                                                     ------------      ------------

OTHER ASSETS
   Deposits and other                                     16,000                --
   Contract rights                                       165,000           165,000
   Investments in other companies                          1,000           236,470
                                                     ------------      ------------

     TOTAL OTHER ASSETS                                  182,000           401,470
                                                     ------------      ------------

   TOTAL ASSETS                                      $ 1,392,948       $   723,823
                                                     ============      ============

                                  -CONTINUED -

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.


                           COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY
                                  (a development stage enterprise)
                          RESTATED CONSOLIDATED BALANCE SHEETS - CONTINUED
                                       March 31, 2003 and 2002

                                             (UNAUDITED)

                                                                 March 31, 2003    March 31, 2002
                                                                 --------------    --------------
                                LIABILITIES AND SHAREHOLDERS' EQUITY
                                ------------------------------------
CURRENT LIABILITIES
   Notes payable to shareholders                                   $        --            62,000
   Accounts payable - trade                                            457,794           405,328
   Accrued officers compensation                                       336,000            80,759
   Accrued interest payable                                                 --             1,300
   Accrued dividends payable                                            20,692            23,671
                                                                   ------------      ------------

     TOTAL CURRENT LIABILITIES                                         814,486           573,058
                                                                   ------------      ------------

LONG-TERM LIABILITIES
   Deferred compensation - fair value of vested stock options          798,500                --
                                                                   ------------      ------------

     TOTAL LIABILITIES                                               1,612,986           573,058
                                                                   ------------      ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
   Preferred stock - $0.001 par value
     5,000,000 shares authorized
     1,320 and 1,485 issued and outstanding, respectively                    1                 1
   Common stock - $0.001 par value
     200,000,000 shares authorized
     89,325,429 and 67,788,098 shares
     issued and outstanding, respectively                               89,325            67,798
   Additional paid-in capital                                        6,742,709         2,352,046
   Deficit accumulated during the development stage                 (7,052,074)       (2,269,070)
                                                                   ------------      ------------

     TOTAL SHAREHOLDERS' EQUITY                                       (220,038)          150,765
                                                                   ------------      ------------

   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $ 1,392,948       $   723,823
                                                                   ============      ============

             The financial information presented herein has been prepared by management without audit by independent certified public accountants.
             The accompanying notes are an integral part of these financial statements.


                                          COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY
                                                 (a development stage enterprise)
                               RESTATED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                      Six and Three months ended March 31, 2003 and 2002 and
                               Period from March 28, 2001 (date of inception) through March 31, 2003

                                                            (UNAUDITED)
                                                                                                          Period from
                                                                                                         March 28, 2001
                                     Six months        Six months      Three months     Three months   (date of inception)
                                       ended             ended             ended             ended            through
                                   March 31, 2003    March 31, 2002    March 31, 2003   March 31, 2002     March 31, 2003
                                   --------------    --------------    --------------   --------------     --------------
REVENUES                            $        --       $        --       $        --       $        --       $        --
                                    ------------      ------------      ------------      ------------      ------------
EXPENSES
Research and
   development costs                    717,335                --           505,668                --           717,335
General and
   administrative expenses              185,800           275,217           102,826           173,232           933,860
Legal, professional
   and consulting fees                  737,645         1,474,070           630,242         1,083,185         3,778,833
Reorganization expenses                      --                --                --                --            30,000
Interest expense                          3,160             1,300                --             1,300            20,128
Depreciation                              2,700             1,362             1,350               681             7,306
Compensation expense
   related to fair value of
   vested stock options                (865,775)               --          (865,775)               --           798,500
Compensation expense
   related to common stock
   issuances at less than
   "fair value"                              --                --                --                --           603,500
                                    ------------      ------------      ------------      ------------      ------------
   TOTAL OPERATING EXPENSES             780,865         1,751,949           374,275         1,258,398         6,889,462
                                    ------------      ------------      ------------      ------------      ------------

LOSS FROM OPERATIONS                   (780,865)       (1,751,949)         (374,275)       (1,258,398)       (6,889,462)

OTHER INCOME (EXPENSE)
   Carrying value impairment
     adjustment on investments
     in other companies                      --                --                --                --          (137,230)
                                    ------------      ------------      ------------      ------------      ------------

LOSS BEFORE PROVISION
   FOR INCOME TAXES                    (780,865)       (1,751,949)         (374,275)       (1,258,398)       (7,026,692)

PROVISION FOR
   INCOME TAXES                              --                --                --                --                --
                                    ------------      ------------      ------------      ------------      ------------

NET LOSS                               (780,865)       (1,751,949)         (374,275)       (1,258,398)       (7,026,692)

OTHER
   COMPREHENSIVE
   INCOME                                    --                --                --                --                --
                                    ------------      ------------      ------------      ------------      ------------

COMPREHENSIVE LOSS                  $  (780,865)      $(1,751,949)      $  (374,275)      $(1,258,398)      $(7,026,692)
                                    ============      ============      ============      ============      ============

                                                           - CONTINUED -

                            The financial information presented herein has been prepared by management without audit by independent certified public accountants.
                            The accompanying notes are an integral part of these financial statements.


                                          COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY
                                                 (a development stage enterprise)
                          RESTATED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS - CONTINUED
                                      Nine and Three months ended March 31, 2003 and 2002 and
                               Period from March 28, 2001 (date of inception) through March 31, 2003

                                                           (UNAUDITED)
                                                                                                           Period from
                                                                                                          March 28, 2001
                                  Six months        Six months       Three months      Three months    (date of inception)
                                    ended             ended              ended             ended             through
                                March 31, 2003    March 31, 2002     March 31, 2003    March 31, 2002      March 31, 2003
                                --------------    --------------     --------------    --------------      --------------
NET LOSS                        $   (780,865)      $ (1,751,949)      $   (374,275)      $ (1,258,398)      $ (7,026,692)

OTHER
   COMPREHENSIVE
   INCOME                                 --                 --                 --                 --                 --
                                -------------      -------------      -------------      -------------      -------------

COMPREHENSIVE LOSS              $   (780,865)      $ (1,751,949)      $   (374,275)      $ (1,258,398)      $ (7,026,692)
                                =============      =============      =============      =============      =============

Earnings per share of
   common stock
   outstanding computed
   on net loss - basic and
   fully diluted                $      (0.01)      $      (0.03)      $      (0.00)      $      (0.02)      $      (0.10)
                                =============      =============      =============      =============      =============

Weighted-average
   number of shares
   outstanding - basic
   and fully diluted              77,749,589         66,610,607         81,311,369         66,710,449         70,109,974
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


                                COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY
                                         (a development stage enterprise)
                                  RESTATED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   Six months ended March 31, 2003 and 2002 and
                       Period from March 28, 2001 (date of inception) through March 31, 2003

                                                    (UNAUDITED)
                                                                                         Period from
                                                                                        March 28, 2001
                                                      Six months        Six months    (date of inception)
                                                         ended             ended            through
                                                     March 31, 2003    March 31, 2002    March 31, 2003
                                                      ------------      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period                               $  (780,865)      $(1,751,949)      $(7,026,692)
Adjustments to reconcile net loss
   to net cash provided by operating activities
     Depreciation                                           2,700             1,362             7,306
     Amortization of prepaid expenses
       paid with common stock                                  --                --            68,613
     Consulting, legal and other expenses
       paid with issuance of common stock               2,243,851           997,442         3,807,114
     Compensation expense related to fair
       value of vested stock options                     (865,775)               --           798,500
     Compensation expense related to common
       stock issuances at less than "fair value"               --                --           603,500
     Carrying value impairment adjustment
       on investments in other companies                       --                --           137,230
     (Increase) Decrease in
       Deposits and other                                (632,250)          (32,500)         (632,865)
     Increase (Decrease) in
       Accounts payable - trade                          (512,043)          395,703           457,793
       Accrued officer compensation                        60,072            89,501           306,072
       Accrued interest payable                            (9,851)            1,300                --
                                                      ------------      ------------      ------------
NET CASH USED IN OPERATING ACTIVITIES                 $  (494,161)      $  (299,141)      $(1,473,429)
                                                      ============      ============      ============

CASH FLOWS FROM INVESTING ACTIVITIES
   Cash paid for investments in other companies                --                --           (40,000)
   Cash advanced by officers                                   --                --            29,928
   Purchase of property and equipment                    (133,866)           (1,284)         (159,080)
                                                      ------------      ------------      ------------
NET CASH USED IN INVESTING ACTIVITIES                 $  (133,866)      $    (1,284)      $  (169,152)
                                                      ============      ============      ============

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from notes payable to a shareholder            30,000            62,000           253,000
   Proceeds from sale of preferred stock                       --            32,000           132,000
   Proceeds from sale of common stock                     930,423           178,510         1,603,933
                                                      ------------      ------------      ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES             $   960,423       $   272,510       $ 1,988,933
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


                                          COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY
                                                 (a development stage enterprise)
                                    RESTATED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                           Six months ended March 31, 2003 and 2002 and
                               Period from March 28, 2001 (date of inception) through March 31, 2003

                                                            (UNAUDITED)
                                                                                                              Period from
                                                                                                             March 28, 2001
                                                                            Six months        Six months   (date of inception)
                                                                               ended            ended            through
                                                                           March 31, 2003   March 31, 2002    March 31, 2003
                                                                            ------------     ------------      ------------
NET CASH USED IN OPERATING ACTIVITIES                                       $  (494,161)     $  (299,141)      $(1,473,429)
NET CASH USED IN INVESTING ACTIVITIES                                          (133,866)          (1,284)         (169,152)
NET CASH PROVIDED BY FINANCING ACTIVITIES                                       960,423          272,510         1,988,933
                                                                            ------------     ------------      ------------

INCREASE (DECREASE) IN CASH                                                     332,396          (27,915)          346,352
Cash at beginning of period                                                      13,956           33,013                --
                                                                            ------------     ------------      ------------

CASH AT END OF PERIOD                                                       $   346,352      $     5,098       $   346,352
                                                                            ============     ============      ============

SUPPLEMENTAL DISCLOSURE OF INTEREST AND INCOME TAXES PAID
     Interest paid for the period                                           $        --      $        --       $       150
                                                                            ============     ============      ============
     Income taxes paid for the period                                       $        --      $        --       $        --
                                                                            ============     ============      ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
     Redemption of Series A Preferred Stock
       for investments in other companies                                   $        --      $        --       $   169,098
                                                                            ============     ============      ============
     Conversion of short-term working capital
       loans to common stock                                                $    30,000      $        --       $   161,000
                                                                            ============     ============      ============
     Preferred stock issued to
       acquire technology rights                                            $        --      $        --       $   165,000
                                                                            ============     ============      ============
     Common stock issued to
       acquire investments in other companies                               $        --      $   191,250       $   191,250
                                                                            ============     ============      ============
     Common stock issued
       for prepaid representation agreement                                 $        --      $    39,375       $    39,375
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

               (Remainder of this page left blank intentionallly)

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

3.   Marketable securities - continued
     ---------------------

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

NOTE H - CONCENTRATIONS OF CREDIT RISK

The Company maintains its cash accounts in a financial institution subject to insurance coverage issued by the Federal Deposit Insurance Corporation (FDIC). Under FDIC rules, the Company is entitled to aggregate coverage of $100,000 per account type per separate legal entity per financial institution. During the period ended March 31, 2003, the Company had deposits in two (2) separate financial institution with credit risk exposures in excess of statutory FDIC coverage. The Company has incurred no losses as a result of any of these unsecured situations.

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

NOTE I - CONTRACT RIGHTS - CONTINUED

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

NOTE J - INVESTMENTS IN OTHER COMPANIES

Investments in other companies consists of the following at March 31, 2003 and 2002:

                                          Carrying value at  Carrying value at
       Investee company                     March 31, 2003     March 31, 2002
       ----------------                     --------------     --------------
Held-to-Maturity
----------------
     Integrated Performance Systems, Inc.      $  1,000          $  1,000
     STL Group, Inc.                                 --             1,000
     TMA Ventures, LLC/ MEMX, Inc.                   --             1,000
     AMJ Logistics, Inc.                             --           233,270
                                               ---------         ---------

         Totals                                $  1,000          $236,270
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

NOTE K - INCOME TAXES

The components of income tax (benefit) expense for the six months ended March 31, 2003 and 2002 and for the period from March 28, 2001 (date of inception) through March 31, 2003, respectively, are as follows:

                                                              Period from
                                                             March 28, 2001
                         Six months         Six months     (date of inception)
                            ended              ended             through
                       March 31, 2003     March 31, 2002     March 31, 2003
                       --------------     --------------     --------------
       Federal:
         Current          $     -            $     -             $     -
         Deferred               -                  -                   -
                          --------           --------            --------
                                -                  -                   -
                          --------           --------            --------
       State:
         Current                -                  -                   -
         Deferred               -                  -                   -
                          --------           --------            --------
                                -                  -                   -
                          --------           --------            --------

         Total            $     -            $     -             $     -
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

The Company's income tax expense for the six months ended March 31, 2003 and 2002, respectively, are as follows:

                                                                                              Period from
                                                                                             March 28, 2001
                                                           Six months        Six months   (date of inception)
                                                             ended             ended            through
                                                         March 31, 2003    March 31, 2002    March 31, 2003
                                                         --------------    --------------    --------------
Statutory rate applied to income before income taxes      $  (338,000)      $  (595,000)      $(2,390,000)
Increase (decrease) in income taxes resulting from:
     State income taxes                                            --                --                --
     Other, including reserve for deferred tax asset          579,000           919,000         2,390,000
                                                          ------------      ------------      ------------
       Income tax expense                                 $        --       $        --       $        --
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

                                                March 31, 2003    March 31, 2002
                                                --------------    --------------
         Deferred tax assets
           Net operating loss carryforwards      $ 2,520,000       $   771,000
           Less valuation allowance               (2,520,000)         (771,000)
                                                 ------------      ------------

         Net Deferred Tax Asset                  $        --       $        --
                                                 ============      ============

During the six months ended March 31, 2003 and 2002, respectively, the reserve for the deferred current tax asset increased by approximately $338,000 and $595,000, respectively.

NOTE L - PREFERRED STOCK TRANSACTIONS

Preferred stock consists of the following as of March 31, 2003 and 2002, respectively:

                                              March 31, 2003          March 31, 2002
                                              --------------          --------------
                                          # shares    par value   # shares    par value
                                          --------    ---------   --------    ---------
Series A Cumulative Convertible Stock          --       $  --         165       $  --
Series B Cumulative Convertible Stock       1,320           1       1,320           1
                                            -----       -----       -----       -----
     Totals                                 1,320       $   1       1,485           1
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

The following table summarizes all common stock options granted through March 31, 2003:

                             Options          Options        Options            Options     Exercise price     Options
                             granted         exercised      terminated        outstanding      per share      not vested
                             -------         ---------      ----------        -----------      ---------      ----------
2001 employees              1,357,740                -               -         1,357,740     $0.31 - $0.35             0
2002 consultants            5,950,000       (2,000,000)     (1,000,000)        2,950,000     $0.08 - $2.00     1,785,715
2003 consultants              750,000                -               -           750,000         $0.25           700,000
                            ----------      -----------     -----------        ----------                      ----------

Totals                      8,057,740       (2,000,000)     (1,000,000)        5,057,740                       2,485,715
                            ==========      ===========     ===========        ==========                      ==========

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

This calculation resulted in approximately $1,664,275 being charged to operations for the year ended September 30, 2002 for stock options outstanding. Due to the cancellation and termination of various options expensed in prior periods, the Company experienced a credit to operations of approximately $865,775 during the six months ended March 31, 2003.

                 COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY
                        (a development stage enterprise)

         NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE O - STOCK WARRANTS

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

                (Remainder of this page left blank intentionally)

                 COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY
                        (a development stage enterprise)

         NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE O - STOCK WARRANTS - CONTINUED

The following table presents the status of the issued and outstanding stock warrants to purchase shares of common stock as of March 31, 2003:

                           Balance      Warrants       Warrants        Warrants      Balance
                       outstanding at    issued       expired or       exercised  outstanding at
                        September 30,    during       terminated        during       March 31,     Exercise
                             2002        FY 2003        FY 2003         FY2003         2003          Price
                             ----        -------        -------         ------         ----          -----
Undesignated                931,963             -            -              -          931,963       $0.50
Series A                          -        64,000            -              -           64,000       $0.35
Series B                          -        32,000            -              -           32,000       $0.60
Series E                          -     3,286,000            -              -        3,286,000       $0.50
Series H                          -     3,383,500            -              -        3,383,500       $0.50
Series O                          -        83,335            -              -           83,335       $0.60
                            -------   -----------       ------         ------        ---------

Totals                      931,963     6,848,835            -              -        7,780,798
                            =======     =========       ======         ======        =========

NOTE P - COMMITMENTS

The Company operates in leased offices, located in Irvine, California, on a month-to-month agreement at a rate of approximately $4,600 per month. Additionally, the Company is leasing approximately 8,000 square feet of research and development space in Newport Beach, California on a month- to-month agreement at a rate of approximately $8,000 per month.

NOTE Q - LITIGATION CONTINGENCIES

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

                (Remainder of this page left blank intentionally)

                 COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY
                        (a development stage enterprise)

         NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE Q - LITIGATION CONTINGENCIES - CONTINUED

As of March 31, 2003, CTC and TTC entered into a Settlement Agreement with William Jarblum pursuant to which all of claims in the legal proceeding against CTC, TTC and an officer of CTC were dismissed. A copy of the Settlement Agreement and Mutual Release is filed herein as an exhibit to this Form 10-QSB/A. Pursuant to the settlement agreement CTC has agreed to pay plaintiffs $210,000 in installments beginning June 1, 2003 and ending August 1, 2003. The company also issued to plaintiff warrants to purchase 50,000 shares of unregistered restricted common stock of the Company at $0.50 per share. The warrants expire on September 30, 2005.

NOTE R - COMMITMENTS

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

                 COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY

NOTE R - COMMITMENTS - CONTINUED

BUSINESS SERVICES AGREEMENTS - CONTINUED
----------------------------

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

A contract with an unrelated person for marketing and growth strategies services in exchange for 100,000 shares of free-trading S-8 stock and One million options to purchase unregistered, restricted common stock at an exercise price of $3.00 per share with an expiration date of December 31, 2005. This agreement commenced in January 2002 and expires in January 2003.

Additionally, the Company has finders fee agreements with approximately seven
(8) unrelated entities or individuals on a "successful efforts" basis. Typically these agreements call for a finders fee of 5% to 10% of the amount raised. Certain of the agreements also include a requirement for the Company to issue warrants to purchase shares of the Company's common stock at various prices, as defined in each respective agreement. The Company intends to continue to use finders in its capital raising efforts and expects to entire into additional agreements on similar terms.

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

Given these uncertainties, readers of this Form 10-QSB/A and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

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

(3)  RESULTS OF OPERATIONS

The Company had no revenue for either the six or three months ended March 31, 2003 and 2002, respectively.

Operating expenses for the six months ended March 31, 2003 and 2002 were approximately $1.6 million (net of deferred compensation income from cancellation of stock options) and $1.8 million, respectively. Operating expenses for the three months ended March 31, 2003 and 2002 were approximately $1.2 million (net of deferred compensation income from cancellation of stock options) and $1.3 million, respectively. During the current fiscal year we specifically identified expenses of $1.1 million of research and development expenses which we previously included with other legal, professional and consulting expenses. We expended these costs to further develop our products including patent protection, legal expense and shareholder related expense. The fiscal 2003 expenditures decreased as a result of our ability to settle certain obligations utilizing our common stock in lieu of cash. Expenses however may increase in the near term as we expand beyond the prototype stage of our plan at our limited production facility in Orange County, California coupled with the production of product to be supplied for demonstrations during the final quarter of Fiscal 2003.

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

During the six months ended March 31, 2003, we utilized our common stock - both registered as well as restricted, unregistered - to satisfy certain of our current obligations and prepay future expenses. with the intention of improving our working capital position. We intend to continue wherever possible to utilize our common stock to satisfy our working capital needs.

During the quarter ended March 31, 2003, in conjunction with a separate Private Placement Memorandum, we sold an aggregate 3,937,000 Units for gross proceeds of approximately $775,575. Each Unit consists of one share of unregistered, restricted common stock and one warrant either Series E or Series H to purchase one share of unregistered, restricted common stock. Additionally, in connection with certain of these placements, we received commitments to purchase an 570,000 additional units for $1,425,000 on identical terms based upon our meeting certain specified milestones in our product development.

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

(7) ACQUISITION OF PLANT AND EQUIPMENT

We do not own any real estate. During the quarter ended March 31, 2002, we took delivery of the initial base pultrusion machine for approximately $102,950 before the cost of dies and related ancillary items. We anticipate utilizing this equipment in our research and development efforts as well as limited production. The machine is currently operating in an Orange County location comprising approximately 8,000 square feet. We lease this facility on a month to month basis. We do anticipate the need for additional prototype equipment and product manufacturing capability in the near future and are actively searching for facilities. The precise space requirements are being finalized since we anticipate the requirement for prototype equipment development to occur during the last half of Fiscal 2003.

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

During the second quarter of Fiscal 2003, pursuant to Private Placement Memoranda, the Company sold an aggregate 3,937,000 Units, for gross proceeds of approximately $775,575 to 48 accredited investors and 1 unrelated entity. Each Unit consisted of one share of restricted, unregistered common stock and one warrant of either Series E or H attached to purchase one share of unregistered, restricted common stock. In connection with these transactions, 1,153,500 Series E warrants and 2,783,000 Series H warrants were issued. Each Series E warrant entitles the holder to purchase one share of restricted, unregistered common stock at a price of $0.25 per share. The Series E warrants expire on December 1, 2004. Each Series H warrant entitles the holder to purchase one share of restricted, unregistered common stock at a price of $0.50 per share. The Series H warrants expire on January 30, 2005.

ITEM 3 - DEFAULTS ON SENIOR SECURITIES

     None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In February 2003, pursuant to the written consent of a majority of stockholders of record, the following actions were taken:

1) Benton H Wilcoxon and C. William Arrington were elected to serve as directors until the next annual meeting of shareholders or until their successors are duly elected and qualified.
2) Approved the creation, amendment and participation by management in Composite Technology's 2002 Non- Qualified Stock Plan.

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

Reports on Form 8-K
-------------------
     February 13, 2003    Reporting the settlement of certain legal proceedings.
     February 18, 2003    Reporting a commitment for direct investment into the
                          Company of up to $500,000.

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