Form 10QSB/A
period 2003-06-30
COMPOSITE TECHNOLOGY CORP
filed 2004-02-03
CIK 317477

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

                                              COMPOSITE TECHNOLOGY CORPORATION

Date: February 3, 2004                        /s/ Benton H Wilcoxon
      -----------------                      ---------------------------------
                                                             Benton H Wilcoxon
                                                      Chief Executive Officer,
                                                       Director, and Secretary

Date: February 3, 2004                         /s/ Brent N. Robbins
      -----------------                      ---------------------------------
                                                              Brent N. Robbins
                                                       Chief Financial Officer