Form 10QSB/A
period 2003-06-30
COMPOSITE TECHNOLOGY CORP
filed 2004-02-04
CIK 317477

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB/A

--------------------------------------------------------------------------------

(Mark one)

   X     Quarterly Report Under Section 13 or 15(d) of The Securities Exchange
-------  Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

         Transition Report Under Section 13 or 15(d) of The Securities Exchange ------- Act of 1934

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: August 11, 2003: 91,113,746
                                          ---------------------------

Transitional Small Business Disclosure Format (check one):   YES [ ] NO [X]

                        COMPOSITE TECHNOLOGY CORPORATION

                Form 10-QSB/A for the Quarter ended June 30, 2003

                                Table of Contents


                                                                           Page
                                                                           ----
PART I - FINANCIAL INFORMATION

  Item 1   Financial Statements                                              3

  Item 2   Management's Discussion and Analysis of Financial Condition      26

  Item 3   Controls and Procedures                                          30

PART II - OTHER INFORMATION

  Item 1   Legal Proceedings                                                30

  Item 2   Changes in Securities                                            30

  Item 3   Defaults Upon Senior Securities                                  31

  Item 4   Submission of Matters to a Vote of Security Holders              31

  Item 5   Other Information                                                31

  Item 6   Exhibits and Reports on Form 8-K                                 31

SIGNATURES                                                                  31

ITEM 1
PART 1 - FINANCIAL STATEMENTS

                 COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY
                        (a development stage enterprise)
                      RESTATED CONSOLIDATED BALANCE SHEETS
                             June 30, 2003 and 2002

                                   (UNAUDITED)


                                                   June 30, 2003  June 30, 2002
                                                   -------------  -------------
                                     ASSETS
                                     ------
CURRENT ASSETS
   Cash on hand and in bank                         $       123    $     9,043
   Prepaid expenses and other                           926,730        188,515
                                                    ------------   ------------

     TOTAL CURRENT ASSETS                               926,853        197,558
                                                    ------------   ------------


PROPERTY AND EQUIPMENT - AT COST
   Office furniture and equipment                        17,085          8,684
   Manufacturing equipment                              149,436          9,523
                                                    ------------   ------------
                                                        166,521         18,207
   Accumulated depreciation                             (12,428)        (3,423)
                                                    ------------   ------------

     NET PROPERTY AND EQUIPMENT                         154,093         14,784
                                                    ------------   ------------


OTHER ASSETS
   Capitalized technology development costs             250,000             --
   Deposits and other                                     8,000             --
   Contract rights                                           --        165,000
   Investments in other companies                         1,000        236,470
                                                    ------------   ------------

     TOTAL OTHER ASSETS                                 259,000        401,470
                                                    ------------   ------------

   TOTAL ASSETS                                     $ 1,339,946    $   613,812
                                                    ============   ============

                                  -CONTINUED -

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                        COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY
                                (a development stage enterprise)
                        RESTATED CONSOLIDATED BALANCE SHEETS - CONTINUED
                                     June 30, 2003 and 2002

                                          (UNAUDITED)

                                                                  June 30, 2003    June 30, 2002
                                                                  -------------    -------------
                              LIABILITIES AND SHAREHOLDERS' EQUITY
                              ------------------------------------

CURRENT LIABILITIES
   Cash overdraft                                                 $     5,176      $        --
   Notes payable to shareholders                                           --          138,000
   Accounts payable - trade                                           484,385          642,614
   Accrued officers compensation                                      260,278          177,002
   Accrued interest payable                                                --            3,578
   Accrued dividends payable                                           18,472           31,096
                                                                  ------------     ------------

     TOTAL CURRENT LIABILITIES                                        768,311          992,290
                                                                  ------------     ------------

LONG-TERM LIABILITIES
   Deferred compensation - fair value of vested stock options         798,500               --
                                                                  ------------     ------------

     TOTAL LIABILITIES                                              1,566,811          992,290
                                                                  ------------     ------------


COMMITMENTS AND CONTINGENCIES


SHAREHOLDERS' EQUITY
   Preferred stock - $0.001 par value
     5,000,000 shares authorized
     1,485 and -0- issued and outstanding, respectively                     1                1
   Common stock - $0.001 par value
     200,000,000 shares authorized
     90,371,575 and 69,382,966 shares
       issued and outstanding, respectively                            90,372           69,383
   Additional paid-in capital                                       7,653,665        2,778,291
   Deficit accumulated during the development stage                (7,970,903)      (3,226,153)
                                                                  ------------     ------------

     TOTAL SHAREHOLDERS' EQUITY                                      (226,865)        (378,478)
                                                                  ------------     ------------

   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $ 1,339,946      $   613,812
                                                                  ============     ============

           The financial information presented herein has been prepared by management without audit by independent certified public accountants.
           The accompanying notes are an integral part of these financial statements.

                                    COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY
                                            (a development stage enterprise)
                         RESTATED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                 Nine and Three months ended June 30, 2003 and 2002 and
                          Period from March 28, 2001 (date of inception) through June 30, 2003

                                                      (UNAUDITED)

                                                                                                       Period from
                                                                                                      March 28, 2001
                                    Nine months       Nine months    Three months     Three months  (date of inception)
                                       ended            ended            ended            ended           through
                                   June 30, 2003    June 30, 2002    June 30, 2003    June 30, 2002    June 30, 2003
                                   -------------    -------------    -------------    -------------    -------------
REVENUES                           $        --      $        --      $        --      $        --      $        --
                                   ------------     ------------     ------------     ------------     ------------
EXPENSES
Research and
   development costs                   744,945               --           27,610               --          744,945
General and
   administrative expenses             354,890          432,943          169,090          157,726        1,102,950
Legal, professional
   and consulting fees               1,070,522        1,795,397          332,887          321,327        4,111,710
Reorganization expenses                     --               --               --               --           30,000
Interest expense                         3,250            3,575               90            2,278           20,218
Depreciation                             3,491            2,189              791              827            8,097
Compensation expense
   related to fair value of
   vested stock options               (865,775)              --               --               --          798,500
Compensation expense
   related to common stock
   issuances at less than
   "fair value"                        132,099          467,500          132,099          467,500          736,499
                                   ------------     ------------     ------------     ------------     ------------
   TOTAL OPERATING EXPENSES          1,443,422        2,701,607          662,557          949,658        7,552,019
                                   ------------     ------------     ------------     ------------     ------------

LOSS FROM OPERATIONS                (1,443,422)      (2,701,607)        (662,557)        (949,658)      (7,552,019)

OTHER INCOME (EXPENSE)
   Carrying value impairment
     adjustment on investments
     in other companies                     --               --               --               --         (137,230)
   Litigation settlement               (95,494)              --          (95,494)              --          (95,494)
   Abandonment of
     contract rights                  (165,000)              --         (165,000)              --         (165,000)
   Other                                 2,050               --            2,050               --            2,050
                                   ------------     ------------     ------------     ------------     ------------

LOSS BEFORE PROVISION
   FOR INCOME TAXES                 (1,701,866)      (2,701,607)        (921,001)        (949,658)      (7,947,693)

PROVISION FOR
   INCOME TAXES                             --               --               --               --               --
                                   ------------     ------------     ------------     ------------     ------------

NET LOSS                            (1,701,866)      (2,701,607)        (921,001)        (949,658)      (7,947,693)

OTHER
   COMPREHENSIVE
   INCOME                                   --               --               --               --               --
                                   ------------     ------------     ------------     ------------     ------------

COMPREHENSIVE LOSS                 $(1,701,866)     $(2,701,607)     $  (921,001)     $  (949,658)     $(7,947,693)
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

                                    COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY
                                            (a development stage enterprise)
                   RESTATED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS - CONTINUED
                                 Nine and Three months ended June 30, 2003 and 2002 and
                          Period from March 28, 2001 (date of inception) through June 30, 2003

                                                      (UNAUDITED)

                                                                                                        Period from
                                                                                                       March 28, 2001
                                Nine months        Nine months     Three months      Three months   (date of inception)
                                   ended             ended             ended             ended            through
                               June 30, 2003     June 30, 2002     June 30, 2003     June 30, 2002     June 30, 2003
                               -------------     -------------     -------------     -------------     -------------
NET LOSS                         (1,701,866)       (2,701,607)         (921,001)         (949,658)       (7,947,693)
                               -------------     -------------     -------------     -------------     -------------
OTHER
   COMPREHENSIVE
   INCOME                                --                --                --                --                --

COMPREHENSIVE LOSS             $ (1,701,866)     $ (2,701,607)     $   (921,001)     $   (949,658)     $ (7,947,693)
                               =============     =============     =============     =============     =============

Earnings per share of
   common stock
   outstanding computed
   on net loss - basic and
   fully diluted               $      (0.02)     $      (0.04)     $      (0.01)     $      (0.01)     $      (0.11)
                               =============     =============     =============     =============     =============

Weighted-average
   number of shares
   outstanding - basic
   and fully diluted             82,472,143        67,321,108        89,748,749        68,742,109        72,299,074
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

                             COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY
                                     (a development stage enterprise)
                              RESTATED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              Nine months ended June 30, 2003 and 2002 and
                   Period from March 28, 2001 (date of inception) through June 30, 2003

                                               (UNAUDITED)

                                                                                          Period from
                                                                                         March 28, 2001
                                                        Nine months      Nine months  (date of inception)
                                                           ended            ended           through
                                                       June 30, 2003    June 30, 2002    June 30, 2003
                                                       -------------    -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period                                $(1,701,866)     $(2,701,607)     $(7,947,693)
Adjustments to reconcile net loss
   to net cash provided by operating activities
     Depreciation                                            7,823            2,189           12,429
     Abandonment of contract rights                        165,000               --          165,000
     Amortization of prepaid expenses
       paid with common stock                              465,226           92,344          533,839
     Consulting, legal and other expenses
       paid with issuance of common stock                1,369,391          808,090        2,932,654
     Lawsuit settlement paid
       with issuance of common stock                        95,494               --           95,494
     Compensation expense related to fair
       value of vested stock options                      (865,775)              --          798,500
     Compensation expense related to common
       stock issuances at less than "fair value"           132,099          467,500          735,599
     Carrying value impairment adjustment
       on investments in other companies                        --               --          137,230
     (Increase) Decrease in
       Deposits and other                                   (7,385)              --           (8,000)
     Increase (Decrease) in
       Accounts payable - trade                           (480,276)         632,989          489,560
       Accrued officer compensation                        (15,650)         185,744          230,350
       Accrued interest payable                             (9,851)           3,578               --
                                                       ------------     ------------     ------------
NET CASH USED IN OPERATING ACTIVITIES                  $  (845,770)     $  (509,173)     $(1,825,038)
                                                       ============     ============     ============

CASH FLOWS FROM INVESTING ACTIVITIES
   Cash paid for investments in other companies                 --               --          (40,000)
   Cash paid on capitalized technology development        (250,000)              --         (250,000)
   Cash advanced by officers                                    --               --           29,928
   Purchase of property and equipment                     (141,308)         (10,807)        (166,522)
                                                       ------------     ------------     ------------
NET CASH USED IN INVESTING ACTIVITIES                  $  (391,308)     $   (10,807)     $  (426,594)

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from notes payable to a shareholder                 --          138,000          223,000
   Proceeds from sale of preferred stock                        --           32,000          132,000
   Cash paid to acquire capital                            (35,000)              --          (75,000)
   Proceeds from sale of common stock                    1,258,245          326,010        1,931,755
                                                       ------------     ------------     ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES              $ 1,223,245      $   496,010      $ 2,251,755
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

                                  COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY
                                          (a development stage enterprise)
                             RESTATED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                   Nine months ended June 30, 2003 and 2002 and
                        Period from March 28, 2001 (date of inception) through June 30, 2003

                                                    (UNAUDITED)

                                                                                                    Period from
                                                                                                   March 28, 2001
                                                                  Nine months      Nine months  (date of inception)
                                                                     ended            ended           through
                                                                 June 30, 2003    June 30, 2002    June 30, 2003
                                                                 -------------    -------------    -------------
NET CASH USED IN OPERATING ACTIVITIES                            $  (845,770)     $  (509,173)     $(1,825,038)
NET CASH USED IN INVESTING ACTIVITIES                               (391,308)         (10,807)        (426,594)
NET CASH PROVIDED BY FINANCING ACTIVITIES                          1,223,245          496,010        2,251,755
                                                                 ------------     ------------     ------------
INCREASE (DECREASE) IN CASH                                          (13,833)         (23,970)             123
Cash at beginning of period                                           13,956           33,013               --
                                                                 ------------     ------------     ------------

CASH AT END OF PERIOD                                            $       123      $     9,043      $       123
                                                                 ============     ============     ============

SUPPLEMENTAL DISCLOSURE OF INTEREST AND INCOME TAXES PAID
     Interest paid for the period                                $     2,050      $        --      $     2,200
                                                                 ============     ============     ============
     Income taxes paid for the period                            $        --      $        --      $        --
                                                                 ============     ============     ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
     Redemption of Series A Preferred Stock
       for investments in other companies                        $        --      $        --      $   169,098
                                                                 ============     ============     ============
     Conversion of short-term working capital
       loans to common stock                                     $        --      $        --      $   161,000
                                                                 ============     ============     ============
     Preferred stock issued to
       acquire technology rights                                 $        --      $        --      $   165,000
                                                                 ============     ============     ============
     Common stock issued to
       acquire investments in other companies                    $        --      $   191,250      $   191,250
                                                                 ============     ============     ============
     Common stock issued
       for prepaid representation agreement                      $        --      $    39,375      $    39,375
                                                                 ============     ============     ============
     Common stock issued for
        short-term consulting contracts                          $ 1,296,000      $        --      $ 1,296,000
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


NOTE I - TECHNOLOGY DEVELOPMENT COSTS

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

                 COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY
                        (a development stage enterprise)

         NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NOTE J - INVESTMENTS IN OTHER COMPANIES

Investments in other companies consists of the following at June 30, 2003 and 2002:

                                                 Carrying         Carrying
                                                 value at         value at
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


NOTE K - INCOME TAXES

The components of income tax (benefit) expense for the nine months ended June 30, 2003 and 2002 and for the period from March 28, 2001 (date of inception) through June 30, 2003, respectively, are as follows:

                                                                 Period from
                                                               March 28, 2001
                               Nine months      Nine months  (date of inception)
                                  ended            ended           through
                              June 30, 2003    June 30, 2002    June 30, 2003
                               -----------      -----------      -----------
     Federal:
       Current                 $       --       $       --       $       --
       Deferred                        --               --               --
                               -----------      -----------      -----------
                                       --               --               --
                               -----------      -----------      -----------
     State:
       Current                         --               --               --
       Deferred                        --               --               --
                               -----------      -----------      -----------
                                       --               --               --
                               -----------      -----------      -----------

       Total                   $       --       $       --       $       --
                               ===========      ===========      ===========

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

The Company's income tax expense for the nine months ended June 30, 2003 and 2002, respectively, are as follows:

                                                                                            Period from
                                                                                          March 28, 2001
                                                          Nine months      Nine months  (date of inception)
                                                             ended            ended           through
                                                         June 30, 2003    June 30, 2002    June 30, 2003
                                                         ------------     ------------     ------------
Statutory rate applied to income before income taxes     $  (579,000)     $  (919,000)     $(2,700,000)
Increase (decrease) in income taxes resulting from:
     State income taxes                                           --               --               --
     Other, including reserve for deferred tax asset         579,000          919,000        2,700,000
                                                         ------------     ------------     ------------
       Income tax expense                                $        --      $        --      $        --
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


NOTE L - PREFERRED STOCK TRANSACTIONS

Preferred stock consists of the following as of June 30, 2003 and 2002, respectively:

                                               June 30, 2003               June 30, 2002
                                               -------------               -------------
                                           # shares     par value      # shares     par value
                                           --------     ---------      --------     ---------
Series A Cumulative Convertible Stock            --     $      --           165     $      --
Series B Cumulative Convertible Stock         1,000             1         1,000             1
                                          ----------    ----------    ----------    ----------
     Totals                                   1,000     $       1         1,165             1
                                          ==========    ==========    ==========    ==========

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

As further described in Note Q - Litigation Contingencies, the Company issued 1,500,000 shares of restricted, unregistered common stock valued at $93,750 in connection with a settlement agreement.

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


NOTE N - STOCK OPTIONS

On August 28, 2001, Red Guard exercised a portion of the Series B option and purchased an aggregate $100,000 of Series B Preferred from the Company. On October 11, 2001, Red Guard assigned an additional portion of this option to an unrelated individual who then exercised the option to purchase an aggregate $32,000 of Series B Preferred from the Company. The following table summarizes all common stock options granted from the grant date through March 31, 2002:

                             Options         Options          Options            Options      Exercise price
                             granted        exercised        terminated        outstanding      per share
                             -------        ---------        ----------        -----------      ---------
     Series B
        Preferred            $500,000       $132,000          $368,000          $     --         $100.00
                             ---------      ---------         ---------         ---------

     Totals                  $500,000       $132,000          $368,000          $     --
                             =========      =========         =========         =========

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

                 COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARY
                        (a development stage enterprise)

         NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NOTE N - STOCK OPTIONS - CONTINUED

The following table summarizes all common stock options granted through June 30, 2003:

                       Options        Options         Options         Options      Exercise price     Options
                       granted       exercised      terminated      outstanding      per share       not vested
                     -----------    -----------     -----------     -----------    --------------    -----------
2001 employees        1,357,740             --              --       1,357,740     $0.31 - $0.35              0
2002 consultants      5,950,000     (2,000,000)     (1,000,000)      2,950,000     $0.08 - $2.00      1,785,715
2003 consultants        750,000             --              --         750,000             $0.25        700,000
                     -----------    -----------     -----------     -----------                      -----------

Totals                8,057,740     (2,000,000)     (1,000,000)      5,057,740                        2,485,715
                     ===========    ===========     ===========     ===========                      ===========

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

The following table presents the status of the issued and outstanding stock warrants to purchase shares of common stock as of June 30, 2003:

                   Balance       Warrants      Warrants       Warrants     Balance
               outstanding at    issued       expired or     exercised  outstanding at
                September 30,    during       terminated      during       June 30,      Exercise
                    2002         FY 2003        FY 2003       FY 2003        2003          Price
                 ----------    -----------    ----------    ----------    ----------    ----------
Undesignated       931,963             --            --            --       931,963     $    0.50
Series A                --         64,000            --            --        64,000     $    0.35
Series B                --         32,000            --            --        32,000     $    0.60
Series E                --      3,286,000            --            --     3,286,000     $    0.50
Series H                --      3,383,500            --            --     3,383,500     $    0.50
Series O                --         83,335            --            --        83,335     $    0.60
                 ----------    -----------    ----------    ----------    ----------

Totals             931,963      6,848,835            --            --     7,780,798
                 ==========    ===========    ==========    ==========    ==========

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

                                                COMPOSITE TECHNOLOGY CORPORATION

Date: February 4, 2004                                    /s/ Benton H Wilcoxon
      ----------------                          --------------------------------
                                                              Benton H Wilcoxon
                                                        Chief Executive Officer,
                                 Chief Financial Officer Director, and Secretary