Form 10KSB
period 2003-09-30
COMPOSITE TECHNOLOGY CORP
filed 2004-02-04
CIK 317477

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

                                   (Mark one)


     [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934


                  For the fiscal year ended September 30, 2003


   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934


         For the transition period from ______________ to _____________


                         Commission File Number: 0-10999


                        COMPOSITE TECHNOLOGY CORPORATION
        (Exact name of small business issuer as specified in its charter)


                         Nevada                         59-2025386
                (State of incorporation)        (IRS Employer ID Number)


                   2026 McGaw Avenue, Irvine, California 92614
               (Address of principal executive offices) (Zip Code)


                                 (949) 428-8500
                           (Issuer's telephone number)


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

Yes [X] No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the fiscal year ended September 30, 2003 was $0.00.

The aggregate market value of voting common equity held by non-affiliates as of January 29, 2004 was approximately $112,594,004 using the closing price of the Company's common stock of $1. 83 per share on January 29, 2004.

As of January 29, 2004 there were 101,254,602 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format : Yes [ ]    No   [X]

                        COMPOSITE TECHNOLOGY CORPORATION

                                TABLE OF CONTENTS

                                                                                    Page
                                                                                   Number
                                                                                   ------
PART I

Item 1 -      Description of Business                                                1
Item 2 -      Description of Property                                                9
Item 3 -      Legal Proceedings                                                      9
Item 4 -      Submission of Matters to a Vote of Security Holders                   10

PART II

Item 5 -      Market for Company's Common Stock and Related Stockholders
              Matters                                                               10
Item 6 -      Management's Discussion and Analysis or Plan of Operation             12
Item 7 -      Index to Financial Statements                                         13
Item 8 -      Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosures                               13
Item 8A -     Controls and Procedures                                               13

PART III

Item 9 -      Officers and Directors                                                14
Item 10 -     Executive Compensation                                                14
Item 11 -     Security Ownership of Certain Beneficial Owners And Management        16
Item 12 -     Certain Relationships and Related Transactions                        16

PART IV

Item 13 -     Exhibits and Reports on 8-K                                           17
Item 14 -     Principal Accounting Fees and Services

SIGNATURES                                                                          18

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

                                     PART I

ITEM 1 - DESCRIPTION OF BUSINESS

INTRODUCTION

We are an Irvine, CA-based company providing high performance advanced composite core conductor cables for electric transmission and distribution lines. The proprietary new Aluminum Conductor Composite Core ("ACCC") cable transmits two times more power than comparably sized conventional cables in use today. ACCC can solve line sag problems, create energy savings through less line losses, has significantly lower electromagnetic fields, and can easily be retrofitted on exiting towers to upgrade energy throughput. ACCC cables allow transmission owners, utility companies, and power producers to easily replace transmission lines without modification to the towers using standard installation techniques and equipment, thereby avoiding the deployment of new towers and establishment of new rights-of-way that are costly, time consuming, controversial and may impact the environment. We have established strategic relationships with existing cable manufacturers to rapidly expand production and facilitate deployment to end users worldwide. Follow-on products include proprietary electrical towers and poles, wind turbine erection and support systems, and building components. See also Company website at: www.compositetechcorp.com

We were incorporated under the laws of the State of Florida on February 26, 1980 as Eldorado Gold & Exploration, Inc. On January 13, 1987, we amended our Articles of Incorporation to change the corporate name to Eldorado Financial Group, Inc. and modified our capital structure to allow for the issuance of up to 100,000,000 shares of common stock at $0.001 par value per share.

On June 27, 2001, we changed our state of incorporation from Florida to Nevada by means of a merger with and into Eldorado Financial Group, Inc., a Nevada corporation formed on June 25, 2001 solely for the purpose of effecting the reincorporation.

On November 3, 2001, we exchanged 60,000,000 shares of restricted, unregistered common stock for 100.0% of the issued and outstanding common stock of
Transmission Technology Corporation ("TTC"), a privately-owned Nevada corporation incorporated on March 28, 2001. TTC was first formed to secure a license agreement related to patent-pending composite reinforced electrical transmission lines utilizing composite core materials. TTC became our wholly-owned subsidiary. The Bylaws of TTC became our Bylaws.

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

On December 28, 2001, our Board of Directors, and the Board of Directors for TTC established the initial year-end of September 30 for TTC and, concurrently, elected to change our fiscal year-end from December 31 to September 30. This action was taken after an evaluation and review of the November 3, 2001 acquisition transaction, our operations and the operations of TTC.

Our acquisition of TTC effected a change in control and was accounted for as a "reverse acquisition" whereby TTC is the accounting acquiror for financial statement purposes. Accordingly, for all periods subsequent to the reset year-end of September 30, 2001, the financial statements of the Company reflect the historical financial statements of TTC from its inception on March 28, 2001 and our operations subsequent to September 30, 2001, as retroactively adjusted for the transactions on November 3, 2001.

PRINCIPAL PRODUCT

Our principal product is our proprietary patent pending ACCC cables which have been developed over the past two years. These unique electrical transmission and distribution cables are able to deliver more power (ampacity) than conventional ACSR (aluminum conductor steel reinforced) cables that are in worldwide use today. ACCC cables are similar in weight and size to typical conventional steel reinforced cable, but they have a much higher ampacity rating, thus allowing them to replace existing overhead lines without structural modification of the supporting tower systems while allowing far more power to be transmitted. Independent reviews confirm that the use of this technology to replace existing lines could improve the reliability and reduce the stress on the overloaded electrical infrastructure at a fraction of the cost and in a much shorter time period than is required to create expensive new rights-of-way and build new tower systems to run new lines. Our technologies are based upon a high-strength composite core that replaces steel cores found in most conventional cables, resulting in extremely low sag even at high temperature operation. An additional feature is cooler operation since there are less line losses associated with inductive heating involved with steel cores, resulting in energy savings and lower electromagnetic fields. The cables' greater power throughput is primarily due to higher conductivity as a result of the addition of significantly more aluminum in the same size cable and the use of pure annealed aluminum rather than the less conductive aluminum alloy in use today. ACCC cable is truly an engineered product that can be designed and manufactured to satisfy unusual utility requirements, such as providing individual conductor specifications to rapidly and cost-effectively solve problems in ways previously thought to be unachievable. An example is a utility with existing, aging support structures that must be de-rated due to their age and condition, where we can provide ACCC unique designs to allow installation of lighter conductors with far greater ampacity than normally available to utility planners. Another example is if new system construction is required to support new generation sources of supply, we can predict the size and cost of new towers to be significantly reduced due to the higher composite core tensile strength, the reduced sag and the higher ampacity of the ACCC cables.

In addition, the ACCC cable's outside conductive wire portion is the same diameter and helical configuration as the conventional ACSR cable, which means that it can be handled and spliced with minimal re-training of utility linemen. The only difference is the splicing of the inside composite core (and the splicing of the fiber optic bundle, if requested by the utility). The splicing techniques have been developed and demonstrated by technicians retained by us. Further, FCI/Burndy, one of the world's largest cable hardware manufacturers, is now making and successfully testing first generation connecting hardware for ACCC.

Electricity now accounts for nearly 40% of total energy consumption in the United States and in other countries with similar levels of economic development. The electricity system has emerged as the world's most critical infrastructure, in the sense that it enables all other infrastructures to function. To ensure the capability and reliability of electricity systems in the twenty-first century, new advanced materials, polymers, composites and special structures will be required. High-performance polymeric cables, such as our ACCC cables, are expected to meet the needs of the electrical industry because they are the same weight or lighter, have a higher current carrying capacity and are better able to tolerate high stresses during emergency overload conditions.

The US Department of Energy and electrical industry leaders agree that there is an immediate need for a reasonably priced higher performance cable. This urgent need was clearly confirmed in the August 14, 2003 northeast blackout when 50 million people lost electrical power. Recent industry research has focused primarily on superconductors, which are very expensive and require constant cooling to cryogenic temperatures. While superconductors perform with low transmission losses, their much higher price, larger size, and increased maintenance constraints make them suitable only for select underground lines in highly congested power centers, such as New York City. We do not believe that this technology will be used in overhead transmission or distribution systems in the foreseeable future.

In November/December 2003, the first commercial ACCC cable was produced under contract by General Cable, one of the largest cable manufacturers in North America, using composite core we produced. The cable was designed by us to replace the ACSR "Drake" size (795 kcmil area) cable commonly used in transmission lines and in larger distribution lines. There are many other similar versions of ACSR cables with different specifications that will also be produced using the similar arrangements as the ACCC cable versions of the Drake model produced by General Cable. ACCC's unique core simply replaces the steel wires in the center of the ACSR with pultruded composite profiles. Therefore, the handling and splicing of the ACCC cable is similar to conventional cables, except for the joining of the composite core. Our ACCC cable that replaces "Drake" size cable is now ready for commercial orders.

In December 2003, the first commercial order was received for our ACCC cable for a new transmission line in Kansas. This order requires a smaller size ACCC cable to replace a "Hawk" size designation, which we anticipate to begin to produce in the second quarter of 2004. We will continue to design and produce other sizes of ACCC cable to fill customer requirements.

SALES AND DISTRIBUTION

During Fiscal Year 2003, we continued developing numerous key contacts with several North American and foreign cable manufacturers having an established, successful distribution network of existing mature customers to deploy our products. We have also opened discussions with direct end-users of our products. We anticipate these distribution channels/methods/contacts may yield successful results during Fiscal Year 2004. We are also seeking to distribute our products internationally through joint ventures and/or other contractual relationships with cable manufacturers that are designed to fit the laws and tax structures of the countries where they will be domiciled. Active discussions are underway on five continents.

The first sale of 21 circuit miles of our products (Engineering Procurement and Construction contracts valued up to $2.675 million) was signed in December, 2003 in the state of Kansas involving a major utility and a municipal end user. Our initial ACCC cable sales efforts are being targeted at potential customers that have the greatest need for a solution to congested line circuits or aging transmission systems. We have initiated discussions with potential customers for our ACCC cable including generation companies and transmission grid owners located throughout the United States and the world, as well as various local, state and federal government agencies in the United States, Canada and Mexico. In order to further this effort, demonstration activities are in process with the U.S. Department of Energy's offices at Oak Ridge, Tennessee (ORNL) and the Western Area Power Administration (WAPA) in Phoenix, AZ. An understanding in principal has also been reached with the New York State Energy Research and Development Authority (NYSERDA) for supply of a power drop using ACCC to supply their new state-of- the-art Saratoga Technology + Energy Park near Saratoga, NY.

Our products are targeted at an industry which is mature in North America and developing in various other countries around the world, such as China and South America. Although the power generation and distribution industry is relatively conservative by nature and evolution, events impacting domestic electric distribution, such as the August, 2003 northeast blackout, followed by several European blackouts, cause us to believe that our products will be accepted on a more rapid than "normal" product evaluation process. We have produced several miles of ACCC cable for demonstrations during Fiscal Year 2004 in the North American, Chinese, European and South American markets.

Following a parallel path sales strategy, we have continued to be in contact with selected companies or agencies that are in early stages of project development of generation facilities requiring new transmission or distribution systems.

Until and unless we secure multiple customer relationships, it is likely that we will experience periods during which we will be highly dependent on one or a limited number of customers.

We also believe that the utility industry will benefit significantly through simplified installation methods, as well as through the introduction of emerging innovation. New product lines should also provide further value for the utility companies, while adding new revenue streams for us.

MANUFACTURING

We design, prototype and produce our proprietary high speed composite core manufacturing systems for our own use and for sale to our joint venture partners and/or licensees, as appropriate. We will, in most instances, produce cable through relationships with existing cable makers, by having them add helically stranded combinations of individual aluminum wires around the composite core we supply.

The composite cores produced by us, and tested by independent laboratories, are manufactured using a proprietary pultrusion process. This process allows numerous glass and carbon filaments to be pre-tensioned, impregnated with high performance thermoset resin systems, and rapidly cured as the product emerges through a heated die. The shape of the various dies dictates the finished shape of the pultruded parts. The proprietary resin formulations used by us are highly resistant to temperature, impact, tensile, and bending stresses, as well as to the harsh environmental conditions encountered in the field. In addition to the pultruded products' structural attributes, long life and resistance to high energy electrical fields are the processing advantages. Thermoset resin systems, rapidly catalyzed by chemical and heat reactions, allow the potential of high-speed processing. We have started to develop high-speed processing technologies, through scaled prototypes, and intend to build production-ready equipment in Fiscal Year 2004.

We have started to manufacture our ACCC cable core at our facilities and through a subcontractor. We have wrapped the core with aluminum to produce a finished product using a major cable manufacturer as subcontractor in order to reduce market entry time and costs. We believe that these methods allow us to produce ACCC cables with much lower initial capital expenditures which allows a more rapid deployment of the Company's products. Presently we can produce approximately 10 miles of ACCC cables per day and we expect to increase production to approximately 100 miles per day during Fiscal Year 2004 using available subcontract facilities (coinciding with market requirements/orders). Arrangements are also being discussed for expansion of production capacity if orders exceed our planned capacity.

In any of these scenarios, we anticipate a potential need for additional capital to facilitate the development of our products. We anticipate debt financing or sale of our equity securities, either through private placements or secondary public offerings, to raise the necessary capital to execute our production plan. We may also secure license payments and/or venture relationship payments from prospective manufacturers and/or secure deposits on products/machines ordered.

Our principal raw materials are glass and carbon fibers, plus various polymer resins and high-grade aluminum. The prices for these raw materials are subject to market forces largely beyond our control, including energy costs, organic chemical feedstocks, market demand, and freight costs. The prices for these raw materials have varied significantly in the past and may vary significantly in the future.

INTELLECTUAL PROPERTY

We filed U.S. Provisional Patent Application No. 60/374,879 on April 23, 2002. We filed PCT Application Serial No. PCT/US03/12520 on April 23, 2003, and United States Continuation-In-Part Applications Serial Nos. 10/692304, filed October 23, 2003; 10/691447, filed October 22, 2003; and 10/690839, filed October 22,
2003. We have preserved all of our foreign filing options of interest. The inventors of record of all of our applications are Dr. Clem Hiel and Mr. George Korzeniowski. Dr. Hiel is world-renowned in the field of composite materials engineering and design. Mr. Korzeniowski has a long and very distinguished career dealing directly with design, building and operating pultrusion processing equipment for composite products manufacturing. Our patent applications deal with novel composite materials, a range of materials for such composites, processing to produce composite materials, range of operating characteristics, and various products made from such composite materials. The primary products disclosed are electrical transmission conductors that substitute the related composite materials in place of standard steel reinforced cable. The composite materials are characterized by both chemistry and physical properties, and particular examples are included. Product characteristics such as ampacity, elevated operating temperatures, lower electrical resistance, light weight, high strength composite fiber packing density, corrosion, stiffness, thermal expansion, toughness, fatigue life, creep resistance, wear resistance and fiber strength are addressed. Novel pultrusion processing techniques are also disclosed, which techniques are applicable to both the conductor applications as well as other composite based products. Numerous cross sectional cable designs are disclosed, as well as various methods and designs for splicing composite cables. Transmission systems incorporating our novel composite cables are also addressed.

Based on available information, and after prior art searches by our patent strategists, we believe our pending patent applications provide the basis for us to, over time, be issued a number of separate and distinct patents. Our patent applications will continue to be supplemented with new information based on our prototype preparation and testing. Our patent applications specifically focus on materials and conductors conforming to industry specifications and requirements, as presently in place and as anticipated for the future. If we are successful in being granted patent protection consistent with the disclosures in these applications, it is anticipated that we will have a dominant position in the field of composite-based electrical conductors.

Our subsidiary, Transmission Technology Corporation ("TTC"), entered into an exclusive technology license agreement with W.B.G., Inc., a California corporation ("WBG"), on May 7, 2001 (the "License Agreement"). The License Agreement related to patent pending composite reinforced aluminum conductor technologies and all improvements and gave TTC an exclusive license to the technologies covered by the License Agreement. CTC, TTC and WBG (aka WBGA) were involved in litigation regarding the interpretation and enforcement of the License Agreement. The lawsuits were settled amicably in February 2003, resulting in a revised License Agreement between W. Brandt Goldsworthy & Associates, Inc. (WBGA) and CTC. The new License Agreement ("New License Agreement") supersedes the previous License Agreement. The New License Agreement grants CTC the exclusive license for use of any components in CTC's ACCC products that include items contained in patent claims granted to WBGA by the U.S. Patent and Trademark Office ("USPTO"). The New License Agreement also provides CTC a broader non-exclusive license for any other pultuded composite core electrical cable designs characterized by WBGA as CRAC-1. The New License Agreement bears a 2% royalty on net sales revenues for that component of ACCC using any patent claim issued to WBGA and a 1% royalty for any component of the CRAC-1 technology, if any, used by CTC, provided WBGA is granted valid patent claims by USPTO. To date no such claims have been granted by USPTO to WBGA. We have been notified that the rights to the New License Agreement as Licensor have been transferred to James M. Dombroski pursuant to Mr. Dombroski's execution of a lien on the asset dated December 29, 2003. The duration of the New License Agreement is for the life of any patent granted to WBGA by USPTO for the specific technologies licensed herein.

Goldsworthy  has  no  relevant  patents  issued  to  date.  To the  best  of our knowledge, Goldsworthy and his affiliate companies have filed a patent application that might be potentially relevant to our intended products. This application was filed on November 1, 1999. The application received a final rejection from the US Patent and Trade Office on June 9, 2001. We have no knowledge of the status of the application following this final rejection, in spite of numerous requests pursuant to court ordered discovery. The Goldsworthy application generally discloses a composite reinforced electrical transmission conductor. The application was not prepared with a great deal of specificity, which makes it more unlikely that it will ever issue as a patent. Confidentiality restrictions prevent us from providing more detailed information, but our patent and legal advisors are carefully monitoring the matter. If the application somehow issues as a patent, the New License Agreement grants us both exclusive and non-exclusive rights to the patent and all improvements as referred to hereinabove.

We are currently pursuing patent protection for other composite based products and applications. It is anticipated that these additional patent applications will be filed in the near future. We also anticipate filing trademark applications to secure protection of our trademarks.

MARKETABILITY

The U.S. Department of Energy has reported that much of the nation's electrical transmission and distribution infrastructure is rapidly becoming incapable of meeting the demands of our modern economy since the consumption of electricity has doubled over the last 10 years. Traditionally, utilities would be adding new transmission capacity to handle the expected load increase, but because of difficulty in obtaining permits and the uncertainty over receiving an adequate rate of return on investment, the total of transmission circuit miles added annually has been stagnant. Obtaining approval to site and build new electricity transmission is becoming more difficult due to environmental concerns, the perceived health effects of electric and magnetic fields, interest groups' concerns, and the concern that property values would decline along transmission line routes. In the period from 1985 to 1990, 10,000 new circuit miles were added in the United States, while only 4,000 circuit miles were added in the period from 1990 to 1995. We believe that there is an increased need for new conductors that deliver more power at a reasonable cost on the existing tower system.

COMPETITION

There are three principal manufacturers of traditional bare overhead (ACSR) conductors which supply the United States market: Southwire Company, reportedly with over one third of the US market; General Cable Corporation and Alcan Cable, both reportedly supply most of the balance of the market. Outside of the United States market, key manufacturers for ACSR cable include Nexans in Europe, Pirelli Cable in Europe, Condumex in Mexico, Jaingsu Far East Group Company, Ltd., in China, Aberdare in South Africa, and numerous others.

Some of these cable manufacturers produce variations of ACSS (Aluminum Conductor Strength Steel) reinforced with higher strength steel alloys that allow the use of trapezoidal shaped wires, similar to the Company's cable, but still have the following problems, particularly in retrofit applications: when compared with equivalent sized ACSR cables, the ACSS cable is normally heavier and thus may require higher tension and resulting tower modifications; it is also higher cost than ACSR cables. When compared with the Company's ACCC cables, the ACSS cable:
(i) has less aluminum conductive cross-section than ACCC cables resulting in less power capacity; (ii) has much higher sag than ACCC cables; (iii) has line losses associated with inductive heating of a ferromagnetic core; (iv) has more electromagnetic field generation; and (v) with respect to new line projects, would require a greater number of taller towers than ACCC cables.

The following developmental-stage efforts may eventually compete with our ACCC cable:

o 3M Company reports that they have developed Aluminum Conductor Composite Reinforced (ACCR), a new metal matrix core conductor under testing, which they claim is expected to have increased ampacity over ACSR by 1.5 to 3 times at very high temperatures. Its price is reported to be seven to nine times higher than ACSR. We have not seen any published performance data from independent third parties as to certified test results for this conductor, although our study of available data indicates that our ACCC cable will have higher performance specifications at equivalent temperatures. 3M Company literature also indicates that some modifications from the ACSR-norm in handling and installation procedures may be required. Such literature also notes that the conductivity of the aluminum is lower than the aluminum in conventional ACSR and also lower than our ACCC. We have not been able to determine when the product will be commercially available.

o Korea Electric Power Corporation completed 24 overhead transmission line upgrade projects between 1994 and 1997 where they replaced existing conductors with high-ampacity conductors using existing towers and rights-of-way. They used the "Super Thermal Resistant Aluminum Alloy Conductor with Invar Reinforcement" ("STACIR"), first introduced in 1994. The cable can operate to 210 degrees Celsius with its ampacity approximately doubled. The cost of STACIR is estimated to be four to seven times higher than ACSR with slightly increased line losses. Limited market acceptance of this product has occurred, although we believe that it is mainly in Korea.

o A multi-sectioned cable known as the GAP cable has been introduced by Sumitomo. This conductor has reportedly experienced mixed results in various applications and industry evaluation continues. Some difficulties in handling and installing this conductor have been reported. We believe that significant structural strengthening is required for its use.

o     Several   companies   are  in  the   preliminary   stages  of   developing
      superconducting technology in the form of liquid nitrogen-cooled superconductor power cables, which are capable of conducting with very low losses. The disadvantage is that the cost of such cables is expected to be up to fifty (50) times the current price of conventional systems, so that it would only be practical in specific short underground installations in downtown metropolitan areas, such as New York City. Overhead use is not presently anticipated.

Based upon preliminary test results, both internal using our own test equipment and when conducted by independent third parties, we believe the ACCC cable meets or exceeds industry standards for quality and performance when compared to ACSR. We are not presently aware of any comparable conductor in terms of cost and performance.

GOVERNMENTAL REGULATION

We are not aware of any specific government regulations governing the design and specifications of bare overhead conductors in the United States. We do not believe the manufacture of ACCC cable is subject to any specific government regulations other than those regulations that traditionally apply to manufacturing activities such as the Occupational Safety and Health Act of 1970.

Our intended operations are generally subject to various federal, state, and local laws and regulations relating to the protection of the environment. These environmental laws and regulations, which have become increasingly stringent, are implemented principally by the Environmental Protection Agency and comparable state agencies, and govern the management of hazardous wastes, the discharge of pollutants into the air and into surface and underground waters, and the manufacture and disposal of certain substances. The Company anticipates, and to date has had, no difficulty in meeting these standards.

RESEARCH AND DEVELOPMENT

We have spent considerable funds on research and development of our proprietary, patent pending ACCC and related electrical system component technologies. We anticipate the need to continue spending significant funds to protect the ACCC technologies. We have also filed patents with respect to certain new hardware components, new related tower and pole structures, and advanced production equipment lines. The costs associated with development work on new equipment lines is expected to be recovered through the purchase of such equipment by our licensees, manufacturing partners, or joint ventures. We estimate that in Fiscal Year 2003 we spent approximately $3,513,613 on development costs and in Fiscal Year 2002 approximately $638,555. SEE, "INTELLECTUAL PROPERTY"

EMPLOYEES

As of the date of this filing, we currently have 19 full time employees. We have three officers, six corporate managers, two corporate administrative assistants, four production managers, four production assistants. We have three consultants. We have entered into "at-will" and "as needed" consulting contracts with various marketing and business consultants and composite experts to provide us with the necessary technical skills which are required to execute our business plan and bring our products to market. Contracts also exist for legal, patent strategy and accounting services. Recruiting efforts will continue as we bring our products to market.

RISK FACTORS

WE ARE A "START-UP" COMPANY AND HAVE A LIMITED OPERATING HISTORY.

We are a "start-up" company and have a limited operating history. We are subject to business risks that are typical of "start-up" companies and "lead-time" factors are expected to affect the timing of our receipt of revenues. There can be no assurance that we will be able to generate any significant revenues. Until we generate significant revenues, we will experience negative cash flows and financial losses. Our ability to generate revenues may be affected by numerous factors. No assurance can be given that a demand for our product will develop or, if it does develop, that it will be sufficient to justify our investment in developing our intended business.

WE EXPECT FUTURE LOSSES AND WE MAY NOT BECOME PROFITABLE.

Prior to acquiring TTC, we were a shell corporation having no operating history, revenues from operations, or assets since December 31, 1989. We have not had any revenues from operations subsequent to acquiring TTC though September 30, 2003. We anticipate that we will experience significant quarterly and annual losses for the foreseeable future.

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

OUR INDEPENDENT AUDITORS HAVE ISSUED A QUALIFIED REPORT WITH RESPECT TO OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Our  accountants  have  issued  a  report  relating  to  our  audited  financial statements which contains a qualification with respect to our ability to continue as a going concern because, among other things, our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities from normal business operations when they come due. For the fiscal year ended September 30, 2003 and 2002, we had a net loss of $(6,751,252) and $(4,518,082), respectively. For the same periods, we had negative cash flows from operations of $(2,022,935) and $(715,923), respectively. As of September 30, 2003, our accumulated deficit was $(11,796,877).

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

WE MAY NOT BE ABLE TO MANAGE OUR GROWTH EFFECTIVELY.

The transition from a small company focused on research and development of our products to a company with the additional focus on commercial production, marketing, and sales has placed and will continue to place a significant strain on our managerial, operational, and financial resources. Failure to manage our growth effectively could have a material adverse effect on our business, results of operations and financial condition. Significant additional growth will be necessary for the Company to achieve its plan of operation.

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

There can be no assurance that any of our pending patents for our technologies and products will be issued. There can be no assurance that any patents related to the technology licensed under the new License Agreement will be issued.

WE DEPEND ON KEY PERSONNEL AND WE MAY NOT BE ABLE TO ATTRACT AND RETAIN QUALIFIED EMPLOYEES.

Our success will be largely dependent, in particular, upon the continuing services of Benton H Wilcoxon, our Chief Executive Officer, and C. William Arrington, our President. If Mr. Wilcoxon or Mr. Arrington were unable to provide services to us for whatever reason, our business would be adversely affected. Neither Mr. Wilcoxon nor Mr. Arrington has entered into employment agreements with the Company.

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

WE CANNOT CONTROL THE COST OF OUR RAW MATERIALS.

Our principal raw materials will be glass and carbon fibers, plus various polymer resins and high-grade aluminum. The prices for these raw materials are subject to market forces largely beyond our control, including energy costs, organic chemical feedstocks, market demand, and freight costs. The prices for these raw materials have varied significantly and may vary significantly in the future. We may not be able to adjust our product prices, especially in the short-term, to recover the costs of increases in these raw materials. Our future profitability may be adversely affected to the extent we are unable to pass on higher raw material and energy costs to our customers.

INTERRUPTIONS OF SUPPLIES FROM OUR KEY SUPPLIERS MAY AFFECT OUR RESULTS OF OPERATIONS AND FINANCIAL PERFORMANCE.

Interruptions of supplies from our key suppliers of raw materials could disrupt production or impact our ability to increase production and sales. We use a limited number of sources for most of the other raw materials that we use. We do not have long-term or volume purchase agreements with most of our suppliers, and may have limited options in the short-term for alternative supply if these suppliers fail, for any reason, including their business failure or financial difficulties, to continue the supply of materials or components. Moreover, identifying and accessing alternative sources may increase our costs.

WE ARE CONTROLLED BY A SMALL NUMBER OF STOCKHOLDERS.

Currently, three stockholders in the aggregate beneficially own or control approximately 39% of the outstanding Common Stock. As a result, these persons will have the ability to control substantially all matters submitted to our stockholders for approval and to control our management and affairs. SEE, ITEM 11--"SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT."

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

CHANGES IN INDUSTRY STANDARDS AND REGULATORY REQUIREMENTS MAY ADVERSELY AFFECT OUR BUSINESS.

As a manufacturer and distributor of wire and cable products we are subject to a number of industry standard-setting authorities, such as Underwriters Laboratories, the Telecommunications Industry Association, the Electronics Industries Association and the Canadian Standards Association. In addition, many of our products may become subject to the requirements of federal, state and local or foreign regulatory authorities. Changes in the standards and requirements imposed by such authorities could have an adverse effect on us. In the event we are unable to meet any such standards when adopted our business could be adversely affected. In addition, changes in the legislative environment could affect the growth and other aspects of important markets served by us. While certain legislative bills and regulatory rulings are pending in the energy and telecommunications sectors which could improve our markets, any delay or failure to pass such legislation and regulatory rulings could adversely affect our opportunities and anticipated prospects may not arise. It is not possible at this time to predict the impact that any such legislation or regulation or failure to enact any such legislation or regulation, or other changes in laws or industry standards that may be adopted in the future, could have on our financial results, cash flows or financial position.

WE WILL EXPERIENCE COMPETITION FROM OTHER COMPANIES IN THE INDUSTRY.

Our competitors include makers of traditional bare overhead wire and other companies with developmental-stage products that have the potential to compete with ACCC cable. While we are not aware of any existing competing manufacturers that have been able to significantly increase the performance of the current electrical power transmission and distribution cables, there is no certainty that unique technological advances won't be achieved by our competition, with better capital resources, in the future. We believe our competitors will continue to improve the design and performance of their products and to introduce new products with competitive price and performance characteristics. We expect that we will be required to continue to invest in product development, productivity improvements and customer service and support in order to compete in our markets. Such competitors could develop a more efficient product or undertake more aggressive and costly marketing campaigns than us which may adversely affect our marketing strategies which could have a material adverse effect on our business, results of operations or financial condition. In addition, as we introduce new products, we will compete directly with a greater number of companies. There can be no assurance that we can compete successfully against current or future competitors nor can there be any assurance that competitive pressures faced by us will not result in increased marketing costs, loss of market share or otherwise will not materially adversely affect our business, results of operations and financial condition. SEE, ITEM 1--"DESCRIPTION OF BUSINESS--COMPETITION."

THERE IS CURRENTLY A LIMITED TRADING MARKET FOR OUR COMMON STOCK.

Our Common Stock is traded in the over-the-counter market through the OTC Bulletin Board. There is currently an active trading market for the Common Stock; however there can be no assurance that an active trading market will be maintained. Trading of securities on the OTC Bulletin Board is generally limited and is effected on a less regular basis than that effected on other exchanges or quotation systems (such as the NASDAQ Stock Market), and accordingly investors who own or purchase Common Stock will find that the liquidity or transferability of the Common Stock is limited. Additionally, a stockholder may find it more difficult to dispose of, or obtain accurate quotations as to the market value, of Common Stock. There can be no assurance that the Common Stock will ever be included for trading on any stock exchange or through any other quotation system (including, without limitation, the NASDAQ Stock Market).

THE APPLICATION OF THE "PENNY STOCK RULES" COULD ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK.

As long as the trading price of our Common Stock is below $5.00 per share, the open-market trading of our Common Stock will be subject to the "penny stock" rules. The "penny stock rules" impose additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of securities and have received the purchaser's written consent to the transaction before the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the broker-dealer must deliver, before the transaction, a disclosure schedule prescribed by the Securities and Exchange Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. These additional burdens imposed on broker-dealers may restrict the ability of broker-dealers to sell the Common Stock and may affect a stockholder's ability to resell the Common Stock.

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

OUR STOCK PRICE IS VOLATILE.

The market price of the Common Stock may be subject to significant fluctuations in response to our operating results, announcements of new products or market expansions by us or our competitors, changes in general conditions in the economy, the financial markets, the electrical power transmission and distribution industry, or other developments and activities affecting us, our customers, or our competitors, some of which may be unrelated to our performance. The sale or attempted sale of a large amount of Common Stock into the market may also have a significant impact on the trading price of Common Stock. The closing bid prices for the Common Stock has fluctuated from a high of $ 2.67 to a low of $ 0.09 since September 30, 2002.

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

TERRORIST ATTACKS AND OTHER ATTACKS OR ACTS OF WAR MAY ADVERSELY AFFECT THE MARKETS IN WHICH WE OPERATE, OUR OPERATIONS AND OUR PROFITABILITY.

The attacks of September 11, 2001 and subsequent events, including the military action in Iraq, has caused and may continue to cause instability in our markets and have led and may continue to lead to, further armed hostilities or further acts of terrorism worldwide, which could cause further disruption in our markets. Acts of terrorism may impact our operations, or those of our customers or suppliers and may further limit or delay purchasing decisions of our customers. Depending on their magnitude, acts of terrorism or war could have a material adverse effect on our business, financial results, cash flows and financial position.

ITEM 2 - DESCRIPTION OF PROPERTY

We do not own any real estate. During fiscal year 2003, we rented office space in Irvine, California on a month to month basis at a rate of $4,600 per month and we rented 8,000 square feet of manufacturing space on a month to month basis for $8,000 per month. On January 1, 2004, we leased a combination manufacturing and office facility in Irvine, California with approximately 105,120 square feet for seven years with the first cash payment beginning March 1, 2004 for $ 73,584 per month, since January and February of 2004 rent was paid by a grant of 140,160 restricted shares to the landlord, with a provision for no security deposit. We have negotiated a sublease for 10,560 square feet of office space at $1.25 per square foot beginning March 1, 2004 with an option for an additional 5,600 square feet at $1.25 per square foot, all for a term of 1.5 years.

We own 3,000 shares of Integrated Performance Systems, Inc. ("IPS"), a publicly-traded electronics manufacturing corporation located in Frisco, Texas. IPS is a manufacturer and supplier of performance-driven circuit boards for high-speed digital computer and telecommunications applications.

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

ITEM 3 - LEGAL PROCEEDINGS

The following discussion discusses all known or anticipated material legal proceedings commenced by or against CTC or its wholly owned subsidiary, Transmission Technology Corporation ("TTC"):

A. GARY COPE and ROBERT NIKOLEY v. COMPOSITE TECHNOLOGY CORPORATION ET AL., Orange County Superior Court Case No. 03CC05636; filed December 24, 2002. Plaintiffs Cope and Nikoley allege causes of action for violations of California Labor Code, wrongful termination, unfair business practices, breach of contract, breach of fiduciary duty, fraud, negligent misrepresentation; defamation, declaratory relief, and an accounting arising out of various alleged salary and wrongful termination disputes. Plaintiffs seek actual damages, punitive damages, statutory costs, attorneys' fees, and injunctive relief against us and our officers. The principal parties are Cope, Nikoley, CTC, Wilcoxon, and Arrington. We deny plaintiffs' material allegations. The case is presently in the discovery stage and trial is scheduled to begin in May of 2004, although a continuance is likely.

B. COMPOSITE TECHNOLOGY CORPORATION v. ACQUVEST, INC., PAUL KOCH, VICTORIA KOCH, PATRICIA MANOLIS, AND MICHAEL TARBOX, United States District Court, Southern Division, Case No. SACV03-1664-DOC; filed October 16, 2003. We allege causes of action for declaratory relief, breach of contract, fraudulent inducement, rescission, and economic duress arising out of certain alleged subscription and investment agreements executed between us, Acquvest, Inc., and Manolis. The Defendants deny our material allegations and intend to assert cross-claims against us. We are seeking actual damages, punitive damages, statutory costs, attorneys' fees, and injunctive relief against the defendants. We believe that the defendants will seek the same relief against us and our officers. On November 21, 2003, defendants Acquvest, Paul and Victoria Koch, and Manolis ("Removing Defendants") removed this case from Orange County Superior Court. Plaintiffs filed a motion to remand. On January 22, 2004 the case was remanded to Orange County Superior Court. No trial date has been set.

C. ASCENDIANT CAPITAL GROUP, LLC, MARK BERGENDAHL, and BRADLEY WILHITE v. COMPOSITE TECHNOLOGY CORPORATION and BENTON H WILCOXON, Orange County Superior Court Case No. 03CC13314; filed November 4, 2003. Ascendiant, Bergendahl and Wilhite allege causes of action against defendants for breach of contract, specific performance, fraud and deceit, negligent misrepresentations, breach of covenant of good faith and fair dealing, and declaratory relief arising out of a business advisory and consulting agreement ("Agreement") allegedly executed between us and Ascendiant. Plaintiffs seek actual damages, punitive damages, statutory costs, attorneys' fees, and injunctive relief against us and our officers. We deny the material allegations and on November 10, 2003, we filed a case in Orange County Superior Court against Ascendiant, Bergendahl, and Wilhite, alleging causes of action for declaratory relief, breach of contract, fraudulent inducement, and economic coercion arising out of the Agreement as well as various unrelated business agreements between plaintiffs and Wilcoxon. We are seeking actual damages, punitive damages, statutory costs, attorneys' fees and injunctive relief against the plaintiffs. The principal parties are Ascendiant, Bergendahl, Wilhite, CTC, and Wilcoxon. On November 24, 2003, the court entered an order consolidating the cases. On January 15th, 2004, the parties agreed to submit all claims and cross-claims arising out of the Agreement to binding arbitration before a neutral arbitrator at JAMS - Orange County. The remaining claims and cross-claims not arising out of the Agreement remain pending before Judge Thomas Thrasher of Orange County Superior Court. Neither a trial date nor an arbitration date has been set.

D. COMPOSITE TECHNOLOGY CORPORATION and BENTON H WILCOXON v. Michael DeAngelo, Orange County Superior Court Case No. 03CC13319; filed November 4, 2003. We allege causes of action against DeAngelo for declaratory relief, economic duress, and fraudulent inducement arising out of a consulting services agreement executed by the parties on which we allege DeAngelo failed to perform. We are seeking actual damages, punitive damages, statutory costs, attorneys' fees and injunctive relief against Mr. DeAngelo. DeAngelo denies our material allegations and previously stated his intention to assert cross-claims against us. On December 23, 2003, CTC obtained a default in this case due to DeAngelo's failure to respond to the complaint. A default judgment is expected to be entered in early 2004 and, as such, no trial date is expected to be set.

There was a settlement on April 8, 2003 concerning the previously reported matter of JARBLUM V. TRANSMISSION TECHNOLOGY CORPORATION et al., Case No. SC-072087, that was filed on May 13, 2002 in the Superior Court of the State of California for the County of Los Angeles, West District. The principal parties were Plaintiff William Jarblum and Defendants TTC, us, and C. William Arrington. Plaintiff sought $250,000 in unpaid legal fees. The settlement agreed to by us on April 8, 2003 was for a total of $210,000 in a series of payments and warrants to purchase 49,999 shares of our common stock (series K) with a cashless exercise provision and an exercise price of $0.50 per share with an expiration date of September 30, 2005. The terms of the settlement are not in default as of January 12, 2004 and the balance due as of January 12, 2004 is $81,865 due as follows in six payments with due dates: $13,866 due 2/1/2004; $13,777 due 3/1/2004; $13,688 due 4/1/2004; $13,599 due 5/1/2004; $13,510 due
6/1/2004; $13,425 due 7/1/2004.

Other than the matters discussed above, we are not a party to any material pending legal proceedings.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no meetings of stockholders nor matters submitted to the security holders for a vote during the fourth quarter of the fiscal year ended September 30, 2003.

                                     PART II

ITEM 5 - MARKET FOR COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Common Stock is not listed on any stock exchange. The Common Stock is traded over-the-counter on the OTC Bulletin Board under the symbol "CPTC." The following table sets forth the high and low bid information for the Common Stock for each quarter within the last two fiscal years, as reported by the OTC Bulletin Board.

                       QUARTERLY COMMON STOCK PRICE RANGES

           ---------------------------------------------------------------------
           QUARTER ENDED                                    2001/2002
           ------------------------------------------------------ --------------
                                                     HIGH                LOW
           ------------------------------------------------------ --------------
           December 31, 2001                        $9.00               $2.00
           ------------------------------------------------------ --------------
           March 31, 2002                           $6.50               $0.60
           ------------------------------------------------------ --------------
           June 30, 2002                            $0.70               $0.14
           ------------------------------------------------------ --------------
           September 30, 2002                       $0.54               $0.11
           ------------------------------------------------------ --------------

           ------------------------------------------------------ --------------


           ---------------------------------------------------------------------
           QUARTER ENDED                                    2002/2003
           ------------------------------------------------------ --------------
                                                     HIGH                LOW
           ------------------------------------------------------ --------------
           December 31, 2002                        $0.25               $0.09
           ------------------------------------------------------ --------------
           March 31, 2003                           $0.61               $0.16
           ------------------------------------------------------ --------------
           June 30, 2003                            $0.52               $0.32
           ------------------------------------------------------ --------------
           September 30, 2003                       $2.67               $0.49
           ------------------------------------------------------ --------------

           ------------------------------------------------------ --------------

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. As of January 29, 2004, there were approximately 2,568 stockholders of record of our Common Stock and no stockholders of record of our Preferred Stock.

We have never paid any dividends on the Common Stock or the Preferred Stock. We currently anticipate that any future earnings will be retained for the development of our business and do not anticipate paying any dividends on the Common Stock or the Preferred Stock in the foreseeable future.

On May 15, 2001, TTC established the 2001 Incentive Compensation Stock Option Plan ("TTC PLAN"). After the Plan of Reorganization between TTC and El Dorado (the predecessor of CTC) in November 2001, we suspended using the TTC Plan and planned to convert the granted options to a new CTC plan. We established our 2002 Non-Qualified Stock Compensation Plan (the "Plan") on February 27, 2002 with 9,000,000 shares approved and terminated the TTC Plan. The purpose of the Plan is to grant stock and stock options to purchase our common stock to our employees and key consultants. On February 17, 2003 by Written Consent in Lieu of Annual Meeting the Plan was appoved and amended to include an additional 5,000,000 shares and declared effective on that date and approved the transfer of options granted to two Director/Officers under the TTC Plan to the Plan. The total amount of shares subject to the Plan is 14,000,000 shares.


------------------------------ ------------------------- --------------------------- ------------------------
                                                                                     Number of securities
                               Number of securities to   Weighted-average exercise   remaining available
                               be issued upon exercise   price of outstanding        for future issuance
                               of outstanding options,   options, warrants and       under equity
Plan Category                  warrants and rights       rights.                     compensation plans.
------------------------------ ------------------------- --------------------------- ------------------------
Equity Compensation Plans      10,007,740                $0.41                       3,992,260
approved by security holders.
------------------------------ ------------------------- --------------------------- ------------------------
Equity Compensation Plans      0                         0                           0
not approved by security
holders.
------------------------------ ------------------------- --------------------------- ------------------------

------------------------------ ------------------------- --------------------------- ------------------------
TOTAL                          10,007,740                $0.41                       3,992,260
------------------------------ ------------------------- --------------------------- ------------------------


SALES OF UNREGISTERED SECURITIES

During April and September 2003, pursuant to a Private Placement Memoranda, we sold an aggregate 150,000 Units for gross proceeds of $375,000. Each Unit consisted of 10 shares of restricted, unregistered common stock and 10 Series I warrants to purchase one share of unregistered, restricted common stock. Each Series I warrant entitles the holder to purchase a share of common stock at $0.50 per share and expires on March 30, 2005. We received subscription agreements for the issuance of an additional 450,000 Units. However, the proceeds of $1,125,000 were never received. The matter is now subject to litigation as discussed in Item 3(B) above under Composite Technology Corporation v. Acquvest, Inc., Paul Koch, Victoria Koch, Patricia Manolis, and Michael Tarbox. The shares related to the 450,000 Units were issued by the transfer agent and were being held by the attorney handling the matter for us. The shares were cancelled in October, 2003.

During August 2003, pursuant to a Private Placement Memoranda, we sold an aggregate 16,667 Units for gross proceeds of $50,000. Each Unit consisted of 10 shares of restricted, unregistered common stock and five Series O warrants to purchase one share of unregistered, restricted common stock. Each Series O warrant entitles the holder to purchase one share of common stock at $0.60 per share and expires at the earlier of June 30, 2005 or three weeks following written notification by us that its common stock closed at or above $0.90 per share for 10 consecutive trading days. In addition, the Series O warrants can be redeemed by us for $0.001 each if a Registration Statement covering the shares underlying the Series O warrants has been declared effective and our stock closes at or above $0.90 for 10 consecutive days.

During September 2003, pursuant to a Private Placement Memoranda, we sold an aggregate 50,000 Units for gross proceeds of $125,000. Each Unit consisted of 10 shares of restricted, unregistered common stock and 10 Series N warrants to purchase one share of unregistered, restricted common stock. Each Series N warrant entitles the holder to purchase one share of common stock at $0.50 per share and expires at the earlier of June 30, 2005 or three weeks following written notification by us that our common stock closed at or above $0.75 per share for 10 consecutive trading days. In addition, the Series N warrants can be redeemed by us for $0.001 each if a Registration Statement covering the shares underlying the Series N warrants has been declared effective and our common stock closes at or above $0.75 for 10 consecutive days.

During September 2003, pursuant to a Private Placement Memoranda, we sold an aggregate 332,500 Units for gross proceeds of $1,330,000. Each Unit consisted of 10 shares of restricted, unregistered common stock and two Series P warrants to purchase one share of unregistered, restricted common stock. Each Series P warrant entitles the holder to purchase one share of common stock at $0.80 per share and expires at the earlier of July 30, 2005 or three weeks following written notification by us that its common stock closed at or above $1.20 per share for 10 consecutive trading days. In addition, the Series P warrants can be redeemed by the Company for $0.001 each if a Registration Statement covering the shares underlying the Series P warrants has been declared effective and our common stock closes at or above $1.20 for 10 consecutive days.

During September 2003, pursuant to a Private Placement Memoranda, we sold an aggregate of 311,240 restricted unregistered shares of common stock at prices between $0.65 and $1.00 per share for gross proceeds of $277,500.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

We have had no revenue for either the Fiscal Years ended September 30, 2003 or September 30, 2002.

PLAN OF OPERATION

We started to manufacture our ACCC cable core and wrapped it with aluminum into a product for testing during the last quarter of Fiscal Year 2003. In order to reduce market entry costs, we have established subcontractor relationships to manufacture our ACCC cable product line. These methods allow us to produce ACCC cables with much lower initial capital expenditures. This allows a more rapid deployment of the Company's products. Presently we can produce approximately 10 miles of ACCC (Drake size) cable per day and we expect to increase this to approximately 100 miles per day during Fiscal Year 2004 (coinciding with market requirements/orders).

The composite cores produced by the Company have successfully undergone substantial testing by independent laboratories. Testing of completed ACCC cable have also been successful. All tests are being performed to accepted industry standards and, in some cases, to specific utility company protocols. To date all results meet or exceed industry requirements. Additional demonstration testing is scheduled over the next several months by a part of the Electric Power Research Institute (EPRI), the U.S. Department of Energy at Oak Ridge National Laboratories (ORNL), the Western Area Power Administration (WAPA), the New York State Energy Research & Development Authority (NYSERDA) and CIGRE (Europe's equivalent to IEEE).

We have begun commercial marketing and secured our first commercial order in December of 2003 for a 21 mile long new ACCC transmission line of a new smaller "Hawk" sized cable under a $2.675 million dollar contract for design, production, and installation in Kansas during Fiscal Year 2004. Production for the new "Hawk" size is expected to start during the second quarter of 2004 with installation anticipated during the third quarter of 2004. Several other domestic contract negotiations are underway.

We plan to continue designing, prototyping and producing our proprietary high speed manufacturing systems for our own use and for sale to our joint venture partners and/or licensees, as appropriate. We will, in some instances, produce cable through relationships with existing cable makers, by having them add helically stranded combinations of individual aluminum wires around the composite core and/or by using our proprietary pultrusion systems which the Company will supply.

We are also beginning design and fabrication of specialized machines to produce composite poles, lattice towers and wind turbine support towers. Prototypes are projected to be available in late Fiscal Year 2004. We plan to use separate subsidiaries, CTC Towers & Poles Corporation and CTC Wind Systems Corporation to carry out commercialization of these machines and opportunities in wind turbine support towers.

Our products are targeted at an industry which is mature in North America and developing in various other countries around the world, such as China and South America. We have produced several miles of ACCC cable for specific demonstrations during Fiscal 2004 in the North American, Chinese, European and South American markets. We expect these to lead to venture relationships throughout the world, wherein we would secure strategic relationships with a strong resident companies that are already in the business of producing and supplying to our product markets.

We completed a $3,000,000 financing in December of 2003 which we believe will cover anticipated operating expenses during Fiscal Year 2004 while we secure payments from the present order and other potential orders during Fiscal Year 2004. We also anticipate calling all or part of the 8.2 million warrants that could yield $3.5 million. Such warrants are subject to a call by us if the underlying shares were registered and the stock price remained above 150% of the exercise price, for which the highest exercise price is $0.80 per share. We may also be able to secure direct financing through advance orders, deposits to secure strategic partnerships or joint venture relationships, or direct investment in our new subsidiaries to provide most financial requirements for the new non-cable products. At current and projected expenditure rates, we believe that we have sufficient cash reserves to sustain operations for approximately one year. If there is significantly greater demand for our ACCC cable products then we may seek additional financing to fund expansion or finance raw materials or order inventory.

We plan to continue using our present model of subcontracting for all or most of the production of our products and plan to continue to utilize our key strengths for the research and development of new products, new processes and specialized machinery to produce the products, and the marketing and sales of technology based new products.

PRODUCT RESEARCH AND DEVELOPMENT

We continue to believe research and development activities are important to our success. Over the past 12 calendar months we completed various composite reinforced cable designs and developed the hardware required to splice, terminate, and extend the cable. Additionally, we designed and sought patents for novel composite structures. We plan in Fiscal Year 2004 to complete a unique prototype high speed production equipment line that will allow for the cost effective production of several types of composite shapes for use in distinct complex composite products.

ACQUISITION OF PLANT AND EQUIPMENT

We do not own any real estate. We have designed, built and successfully operated two pultrusion lines for ACCC cable. These lines have been moved into a new leased facility, along with the materials and machinery necessary to begin construction of an additional high speed production lines for development of other products for the electrical energy marketplace during Fiscal Year 2004. Additional fabrication equipment and materials will be necessary to complete these tasks.

PERSONNEL

We currently have nineteen full time employees, including three officers, six corporate managers, two corporate administrative assistants, four production managers, four production assistants. We also utilize the services of three consultants.

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

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 8A - CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer along with the Company's former Chief Financial Officer. Based upon that evaluation, the Company's President and Chief Executive Officer along with the Company's former Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

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

                                    PART III

ITEM 9 - OFFICERS AND DIRECTORS

The following table sets forth the names, ages, and positions of our directors and officers.

Name                       Age      Position Held             Officer since     Director since
----                       ---      -------------             -------------     --------------
Benton H Wilcoxon          54       Chief Executive Officer   2001              2002
                                    Chairman, Acting Chief
                                    Financial Officer and
                                    Secretary

C. William Arrington       62       President and Director    2001              2002

Brent N. Robbins           42       CFO (former)              2003              --

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

BIOGRAPHICAL INFORMATION

BENTON H WILCOXON, 54, has been our Chairman, Chief Executive Officer, and Secretary since November 3, 2001. Currently he is also the acting Chief Financial Officer of CTC. He also is Chairman and Chief Executive Officer of TTC. From 1998 to 2001, he was a consultant for Magnesium Alloy Corporation, a Canadian company involved in the development of magnesium salt deposits and served as a Director from 1998 until December 2003. Between 1998 and 2000 he was a consultant to Macallan & Callanish Ltd., regarding business in Russia and Ukraine. Mr. Wilcoxon held senior positions with Ashurst Technology Ltd., a Bermuda corporation, from 1991 to 1997, culminating as Chairman, Chief Executive Officer and President. Ashurst Technology Ltd. commercialized advanced materials technologies, primarily from the Ukraine.

C. WILLIAM ARRINGTON, 62, has been our President since November 3, 2001. He also is President and Chief Operating Officer of TTC. Mr. Arrington has headed his own consulting firm for more than the past five years. He has over 30 years experience in the electrical energy industry, both generation and transmission.

BRENT N. ROBBINS, 42, was our Chief Financial Officer from June 1, 2003 through January 28, 2004. He has 18 years experience in public accounting for a "Big 4" accounting firm, in private practice as a CPA, as well as in industry as a CFO and as Tax Director for a national conglomerate. He holds a Masters Degree in Accounting/Taxation.

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

Mr. Wilcoxon timely filed Form 4s to report changes in his beneficial ownership during fiscal 2003. Mr. Arrington had no changes in his beneficial ownership during fiscal 2003. Form 5s were not required to be file under Rule 16a-3(f)(2) because all transactions otherwise required to be reported on Form 5 were reported before the due date of the Form 5.

CODE OF ETHICS

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Such code of ethics will be provided to any person without charge, upon request, a copy of such code of ethics by sending such request to us at our principal office.

ITEM 10 - EXECUTIVE COMPENSATION

None of our executive officers received compensation in excess of $120,000 for the fiscal years ended September 30, 2003, 2002 or 2001, respectively. The following table summarizes all compensation received by our Chief Executive Officer, President and Chief Financial Officer in fiscal years 2003, 2002 and 2001.

                                                               Long-Term Compensation
                                                               ----------------------
                             Annual Compensation               Awards                                 Payouts
                             -------------------               ------                                 -------
                                                               Other           Restricted     Securities
                                                               Annual          Stock          Underlying     LTIP     All Other
Name and                     Fiscal      Salary       Bonus    Compensation    Award(s)       Options/SARs   Payouts  Compensation
Principal Position            Year        ($)          ($)          ($)           ($)             (#)          ($)       ($)
------------------            ----      --------      -----    ------------    ----------     ------------   -------  ------------
Benton H Wilcoxon             2003      $120,000        --           --            --           635,216          --      --
Chief Executive               2002      $ 60,000        --           --            --           635,216          --      --
Officer                       2001      $ 30,000        --           --            --           635,216          --      --

C. William Arrington          2003      $120,000        --           --            --           635,216          --      --
President                     2002        60,000        --           --            --           635,216          --      --
                              2001             0        --           --            --           635,216          --      --

Brent N. Robbins              2003      $ 30,000                     --            --           750,000          --      --
Chief Financial
Officer (former)

The following table shows all grants during the fiscal year ended September 30, 2003 of stock options under our stock option plans to the named executive officers.

           OPTIONS/SAR GRANTS IN FISCAL YEAR ENDED SEPTEMBER 30, 2003
                               (Individual Grants)

                                    Percent of
                  Number of         Total Options
                  Securities        Granted to
                  Underlying        Employees       Exercise or
                  Option            during Fiscal   Base Price         Expiration
         Name     Granted (#)       Year (%)         ($/Sh)            Date
         ----     -----------       --------         ------            ----
Brent N. Robbins  750,000           100%             $0.53             12/31/2011


The following table provides information as to the number and value of unexercised options to purchase CTC Common Stock held by the named executive officers at September 30, 2003. None of the named executive officers exercised any options during the fiscal year ended September 30, 2003.

                                Number of Securities Underlying             Value of Unexercised In-the-Money
                                Unexercised Options at Fiscal Year-         Options at Fiscal Year-End ($)
         Name                   End (#) Exercisable/Unexercisable           Exercisable/Unexercisable
         ----                   ---------------------------------           -------------------------
Benton H Wilcoxon               635,216 / 0                                 $1,232,319.04 / $0
C. William Arrington            635,216 / 0                                 $1,232,319.04 / $0
Brent N. Robbins                50,000 / 700,000                            $97,000 / $1,358,000


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

COMPENSATION OF DIRECTORS

Directors do not receive compensation for their services as directors, but are to be reimbursed for expenses incurred in attending board meetings.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of January 12, 2004, the number of shares of our Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5% or more of our outstanding Common Stock. Also included are the shares held by all executive officers and directors as a group.


---------------------------- --------------------------------------- --------------------------------- ----------------------
Title of Class               Name and address of beneficial owner    Amount and nature of  beneficial  Percent of class
                                                                       ownership
---------------------------- --------------------------------------- --------------------------------- ----------------------
Common                       Benton H Wilcoxon                       19,477,312 (1)                    19.3%
                             2026 McGaw Avenue
                             Irvine CA 92614
---------------------------- --------------------------------------- --------------------------------- ----------------------
Common                       C. William Arrington                    20,250,512                          20%
                             2026 McGaw Avenue
                             Irvine CA 92614
---------------------------- --------------------------------------- --------------------------------- ----------------------
Common                       G. William Harrison                      5,764,461 (2)                     5.7%
                             26218 James Drive
                             Grosse Il MI 48138
---------------------------- --------------------------------------- --------------------------------- ----------------------
                             All officers and directors as a group   39,727,824                        39.3%
---------------------------- --------------------------------------- --------------------------------- ----------------------


(1) Represents ownership after gifts to family members in 2002 of 439,200 shares; and gifts to family members and a research association totaling 240,000 shares in 2003; and gifts to family in early 2004 totaling 94,000 shares.

(2) Represents  beneficial ownership of shares indirectly owned or controlled by
G.  William  Harrison,  an  outsider  who is not a  director  or  officer of the
Company: George W. Harrison, III Trust (538,318 shares); Kathleen M. Harrison Trust (440,322 shares); Bridgestone Capital Group, LLC (Mr. Harrison is Chairman of the Board and President) (1,000 shares); and Red Guard Industries, Inc. (Mr. Harrison is Chairman of the Board) (4,784,821 shares).

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

ITEM 13- EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

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

3.2***              By-Laws of the Company

10.1***             2001 TTC Incentive Compensation Stock Option Plan

10.2** Technology License Agreement by and between W.B.G., Inc. and Transmission Technology Corporation dated May 7, 2001.

10.3**** Composite Technology Corporation 2002 Non-Qualified Stock Compensation Plan

10.4 Composite Technology Corporation Option Agreement - Benton Wilcoxon dated August 13, 2003

10.5 Composite Technology Corporation Option Agreement - William Arrington dated August 13, 2003

10.6 Composite Technology Corporation Option Agreement - Brent Robbins dated August 13, 2003

10.7 Lease Agreement between Composite Technology Corporation and CNH, LLC dated November 7, 2003.

14.                 Code of Business Ethics

21                  Subsidiaries of the Registrant

23.1                Consent of Singer Lewak Greenbaum & Goldstein LLP

31.1 Certification Pursuant to Rule 13a-14(a) and 15d-14(a) (4) of Principal Executive Officer

31.2 Certification Pursuant to Rule 13a-14(a) and 15d-14(a) (4) of Principal Financial Officer

32.1 Certification Pursuant to Section 1350 of Title 18 of the United States Code of Principal Executive Officer

32.1 Certification Pursuant to Section 1350 of Title 18 of the United States Code of Principal Financial Officer


(*) Incorporated herein by reference to Form 8-K filed with the U. S. Securities and Exchange Commission on November 20, 2001.

(**) Incorporated herein by reference to Form 8-K filed with the U. S. Securities and Exchange Commission on January 11, 2002.

(***) Incorporated herein by reference to Form 10-KSB filed with the U. S. Securities and Exchange Commission on February 14, 2002.

(****) Incorporated herein by reference to Definitive

Schedule 14C filed with the U.S. Securities and Exchange Commission on January 27, 2003.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed for each of Fiscal Year 2002 and Fiscal Year 2003 for professional services rendered by our principal accountants for the audit of our annual financial statements, review of financial statements included in our Form 10-QSBs and other services provided by the accountant in connection with statutory and regulatory filings are as follows: Fiscal Year 2002: $10,968.75; Fiscal Year 2003: $16,098.48.

AUDIT RELATED FEES

The aggregate fees billed for each of Fiscal Year 2002 and Fiscal Year 2003 for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financials statements are as follows: Fiscal Year 2002: $0.00; Fiscal Year 2003: $0.00.

TAX FEES

The aggregate fees billed for each of Fiscal Year 2002 and Fiscal Year 2003 for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning are as follows: Fiscal Year 2002: $992.50; Fiscal Year 2003: $0.0.

ALL OTHER ACCOUNTANT FEES

The aggregate fees billed for each of Fiscal Year 2002 and Fiscal Year 2003 for other professional services rendered by our principal accountants are as follows: Fiscal Year 2002: $0; Fiscal Year 2003: $0.

                                                COMPOSITE TECHNOLOGY CORPORATION
                                                                  AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                                                                        CONTENTS
                                                              SEPTEMBER 30, 2003
--------------------------------------------------------------------------------


                                                                  Page

INDEPENDENT AUDITOR'S REPORTS                                   F-2 - F-3

CONSOLIDATED FINANCIAL STATEMENTS

       Consolidated Balance Sheet                                  F-4

       Consolidated Statements of Operations                       F-5

       Consolidated Statements of Shareholders' Equity          F-6 - F8

       Consolidated Statements of Cash Flows                       F-9

       Notes to Consolidated Financial Statements              F-10 - F-43

INDEPENDENT AUDITOR'S REPORT

Board of Directors and Shareholders
Composite Technology Corporation and subsidiary
(development stage companies)

We have audited the accompanying consolidated balance sheet of Composite Technology Corporation and subsidiary (development stage companies) as of September 30, 2003, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We have not audited the balance sheets and statements of operations, shareholders' equity, and cash flows for the periods from March 28, 2001 (inception) to December 31, 2002, which constitute an accumulated deficit aggregating to $5,025,625. These periods have been audited by other auditors.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Composite Technology Corporation and subsidiary (development stage companies) as of September 30, 2003, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, during the year ended September 30, 2003, the Company incurred a net loss of $6,751,252 and had negative cash flows from operations of $2,022,935. In addition, the Company had an accumulated deficit of $11,796,877 at September 30, 2003. These factors, among others, as discussed in Note 2 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
January 16, 2004

[LOGO]
S. W. Hatfield, CPA
certified public accountants _____        Use our past to assist your future. sm

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Shareholders
Composite Technology Corporation

We have audited the accompanying consolidated statement of operations, statement of changes in shareholders' equity and statement of cash flows of of Composite Technology Corporation (a Nevada corporation) and Subsidiary (a development stage enterprise) for the year ended September 30, 2002 and the period from March 28, 2001 (date of formation) through September 30, 2002, respectively. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these restated consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the restated consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Composite Technology Corporation and Subsidiary for the year ended September 30, 2002 and for the period from March 28, 2001 (date of formation) through September 30, 2002, respectively, in conformity with generally accepted accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has no viable operations or significant assets and was dependent upon external sources to provide sufficient working capital to maintain the integrity of the corporate entity. These circumstances create substantial doubt about the Company's ability to continue as a going concern and are discussed in Note 2. The financial statements do not contain any adjustments that might result from the outcome of these uncertainties.

                                        S. W. HATFIELD, CPA

Dallas, Texas
December 5, 2003


214.342.9635
800.244.0639
f: 214-342-9601
swhcpa@aol.com

P. O. Box 820395
Dallas, Texas 75382-0395

9002 Green Oaks Circle
2nd Floor
Dallas, Texas 75243-7212

                                                COMPOSITE TECHNOLOGY CORPORATION
                                                                  AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                                                      CONSOLIDATED BALANCE SHEET
                                                              SEPTEMBER 30, 2003
--------------------------------------------------------------------------------

                                        ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                         $  1,130,498
     Prepaid expenses and other current assets                               79,036
                                                                       ------------
         Total current assets                                             1,209,534

PROPERTY AND EQUIPMENT, net                                                 200,733
OTHER ASSETS                                                                  9,000
                                                                       ------------
                TOTAL ASSETS                                           $  1,419,267
                                                                       ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable - trade                                          $    466,443
     Accrued legal settlement                                               145,600
     Accrued payroll and related expenses                                    61,252
     Accrued dividends payable                                               40,393
     Accrued officer compensation                                           255,619
                                                                       ------------

         Total current liabilities                                          969,307
                                                                       ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
     Series B Preferred stock, $0.001 par value
         5,000,000 shares authorized
         1,000 shares issued and outstanding                                      1
     Common stock, $0.001 par value
         200,000,000 shares authorized
         102,012,815 shares issued and outstanding                          102,013
     Common stock committed                                                 194,375
     Common stock subscription receivable                                   (50,000)
     Deferred compensation - stock options                                 (661,746)
     Additional paid-in capital                                          12,662,194
     Deficit accumulated during the development stage                   (11,796,877)
                                                                       ------------
            Total shareholders' equity                                      449,960
                                                                       ------------
                TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $  1,419,267
                                                                       ============

                                                COMPOSITE TECHNOLOGY CORPORATION
                                                                  AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                             FOR THE YEARS ENDED SEPTEMBER 30, 2003 AND 2002 AND
            FOR THE PERIOD FROM MARCH 28, 2001 (INCEPTION) TO SEPTEMBER 30, 2003
--------------------------------------------------------------------------------

                                                                                              For the
                                                                                            Period from
                                                            For the Year Ended             March 28, 2001
                                                               September 30,              (Inception) to
                                                     -------------------------------       September 30,
                                                         2003               2002               2003
                                                     ------------       ------------       ------------
OPERATING EXPENSES
     Officer compensation                            $    240,000       $    264,900       $    564,900
     General and administrative                         1,213,190            352,024          1,636,350
     Legal, professional, and consulting                1,496,655          2,923,488          4,537,843
     Research and development                           3,210,289                 --          3,210,289
     Reorganization                                            --                 --             30,000
     Depreciation                                          18,569              3,372             23,175
     Compensation expense related to
         issuances of common stock at
         less than fair value                                  --            527,500            603,500
     Compensation expense related to
         fair value of stock options - legal              269,225            166,425            435,650
     Compensation expense related to
         fair value of stock options - research
         and development                                  303,324            263,555            566,879
                                                     ------------       ------------       ------------

            Total operating expenses                    6,751,252          4,501,264         11,608,586
                                                     ------------       ------------       ------------

LOSS FROM OPERATIONS                                   (6,751,252)        (4,501,264)       (11,608,586)
                                                     ------------       ------------       ------------

OTHER EXPENSE
     Interest expense                                          --            (16,818)           (16,968)
     Carrying value impairment adjustment
         on investments in other companies                     --                 --           (137,230)
                                                     ------------       ------------       ------------
            Total other expense                                --            (16,818)          (154,198)

                                                     ------------       ------------       ------------

NET LOSS                                             $ (6,751,252)      $ (4,518,082)      $(11,762,784)

PREFERRED STOCK DIVIDENDS                                  20,000              5,871             34,093
                                                     ------------       ------------       ------------

NET LOSS AVAILABLE TO COMMON
     SHAREHOLDERS                                    $ (6,771,252)      $ (4,523,953)      $(11,796,877)
                                                     ============       ============       ============

BASIC AND DILUTED LOSS PER SHARE
     Loss per share                                  $      (0.08)      $      (0.07)
     Preferred stock dividend                                  --                 --
                                                     ------------       ------------

TOTAL BASIC AND DILUTED LOSS PER SHARE
     AVAILABLE TO COMMON SHAREHOLDERS                $      (0.08)      $      (0.07)
                                                     ============       ============

WEIGHTED-AVERAGE COMMON SHARES
     OUTSTANDING                                       87,132,657         68,537,780
                                                     ============       ============

                                                COMPOSITE TECHNOLOGY CORPORATION
                                                                  AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
            FOR THE PERIOD FROM MARCH 28, 2001 (INCEPTION) TO SEPTEMBER 30, 2003
--------------------------------------------------------------------------------

                                                   Preferred Stock                     Common Stock
                                           ------------------------------       ------------------------------
                                              Shares            Amount             Shares            Amount
                                           -----------       ------------       ------------      ------------
BALANCE, MARCH 28, 2001
    (INCEPTION)                                     --       $         --           9,166,51      $      9,167
RECAPITALIZATION EFFECT OF
    REVERSE ACQUISITION WITH
    TRANSMISSION TECHNOLOGY
    CORPORATION                                  1,165                  1         57,333,485            57,333
PREFERRED STOCK DIVIDENDS
NET LOSS
                                           -----------       ------------       ------------      ------------

BALANCE, SEPTEMBER 30, 2001                      1,165                  1         66,500,000            66,500
ISSUANCE OF SERIES B
    PREFERRED STOCK                                320                 --
ISSUANCE OF COMMON
    STOCK FOR
      Cash                                                                         2,065,790             2,066
      Consulting and legal fees                                                    4,319,868             4,320
      Investment in other
        company                                                                       42,500                42
      Conversion of notes
        payable and accrued
        interest                                                                     866,173               866
CANCELLATION OF COMMON
    STOCK UPON TERMINATION
    OF CONTRACT                                                                      (79,402)              (79)
FAIR VALUE OF STOCK OPTIONS FOR
    SERVICES RENDERED
DEFERRED COMPENSATION - FAIR
    VALUE OF STOCK OPTIONS FOR
    SERVICES RENDERED
EXCHANGE OF PREFERRED
    STOCK AND ACCRUED
    DIVIDENDS FOR INVESTMENT
    IN OTHER COMPANIES                            (165)      $         --
PREFERRED STOCK DIVIDENDS
NET LOSS
                                           -----------       ------------       ------------      ------------

BALANCE, SEPTEMBER 30, 2002                      1,320                  1         73,714,929      $     73,715
ISSUANCE OF COMMON
    STOCK FOR
      Cash                                                                        16,786,410            16,786
      Services rendered for research
        and development                                                            3,803,900             3,804
      Legal services rendered                                                      4,950,000             4,950
      Offering costs                                                                 750,000               750
      Legal settlement                                                             1,500,000             1,500
      Payment of debt                                                                300,000               300
ISSUANCE OF WARRANTS FOR
      Services rendered for research
        and development
      Offering costs
      Legal settlement
COMMON STOCK COMMITTED FOR
    Cash
    Exercise of options
    Exercise of warrants
OFFERING COSTS
DEFERRED COMPENSATION - FAIR
    VALUE OF STOCK OPTIONS FOR
    SERVICES RENDERED
SUBSCRIPTION RECEIVABLE
PREFERRED STOCK CONVERTED TO
    COMMON STOCK                                  (320)                --            207,576      $        208
PREFERRED STOCK DIVIDENDS
NET LOSS
                                           -----------       ------------       ------------      ------------

BALANCE, SEPTEMBER 30, 2003                      1,000       $          1        102,012,815      $    102,013
                                           ===========       ============        ===========      ============

                                                COMPOSITE TECHNOLOGY CORPORATION
                                                                  AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
            FOR THE PERIOD FROM MARCH 28, 2001 (INCEPTION) TO SEPTEMBER 30, 2003
--------------------------------------------------------------------------------

                                                              Common            Deferred
                                            Common             Stock          Compensation      Additional
                                             Stock         Subscription          Stock            Paid-In
                                           Committed         Receivable          Options          Capital
                                          -----------       -----------       -----------       -----------
BALANCE, MARCH 28, 2001
    (INCEPTION)                           $        --       $        --       $        --       $ 2,001,570
RECAPITALIZATION EFFECT OF
    REVERSE ACQUISITION WITH
    TRANSMISSION TECHNOLOGY
    CORPORATION                                                                                  (1,292,946)
PREFERRED STOCK DIVIDENDS
NET LOSS
                                          -----------       -----------       -----------       -----------

BALANCE, SEPTEMBER 30, 2001                        --                --                --           708,624
ISSUANCE OF SERIES B
    PREFERRED STOCK                                                                                  32,000
ISSUANCE OF COMMON
    STOCK FOR
      Cash                                                                                          956,444
      Consulting and legal fees                                                                   1,977,169
      Investment in other
        company                                                                                     191,408
      Conversion of notes
        payable and accrued
        interest                                                                                    152,730
CANCELLATION OF COMMON
    STOCK UPON TERMINATION
    OF CONTRACT                                                                                    (299,921)
FAIR VALUE OF STOCK OPTIONS FOR
    SERVICES RENDERED                                                          (1,664,275)      $ 1,664,275
DEFERRED COMPENSATION - FAIR
    VALUE OF STOCK OPTIONS FOR
    SERVICES RENDERED                                                             429,980
EXCHANGE OF PREFERRED
    STOCK AND ACCRUED
    DIVIDENDS FOR INVESTMENT
    IN OTHER COMPANIES                                                                             (169,098)
PREFERRED STOCK DIVIDENDS
NET LOSS
                                          -----------       -----------       -----------       -----------

BALANCE, SEPTEMBER 30, 2002               $        --       $        --       $(1,234,295)        5,213,631
ISSUANCE OF COMMON
    STOCK FOR
      Cash                                                                                        3,164,010
      Services rendered for research
        and development                                                                           2,336,325
      Legal services rendered                                                                     1,758,135
      Offering costs                                                                                213,000
      Legal settlement                                                                               92,250
      Payment of debt                                                                                42,801
ISSUANCE OF WARRANTS FOR
      Services rendered for research
        and development                                                                              61,250
      Offering costs                                                                                 20,600
      Legal settlement                                                                               11,750
COMMON STOCK COMMITTED FOR
    Cash                                  $   100,000
    Exercise of options                        15,000
    Exercise of warrants                       79,375
OFFERING COSTS                                                                                  $  (251,350)
DEFERRED COMPENSATION - FAIR
    VALUE OF STOCK OPTIONS FOR
    SERVICES RENDERED                                                             572,549
SUBSCRIPTION RECEIVABLE                                     $   (50,000)
PREFERRED STOCK CONVERTED TO
    COMMON STOCK                                                                                       (208)
PREFERRED STOCK DIVIDENDS
NET LOSS
                                          -----------       -----------       -----------       -----------

BALANCE, SEPTEMBER 30, 2003               $   194,375       $   (50,000)      $  (661,746)      $12,662,194
                                          ===========       ===========       ===========       ===========

                                                COMPOSITE TECHNOLOGY CORPORATION
                                                                  AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
            FOR THE PERIOD FROM MARCH 28, 2001 (INCEPTION) TO SEPTEMBER 30, 2003
--------------------------------------------------------------------------------

                                            Deficit
                                          Accumulated
                                          during the
                                          Development
                                              Stage             Total
                                          ------------       ------------
BALANCE, MARCH 28, 2001
    (INCEPTION)                           $ (2,010,737)      $         --
RECAPITALIZATION EFFECT OF
    REVERSE ACQUISITION WITH
    TRANSMISSION TECHNOLOGY
    CORPORATION                              2,010,737            775,125
PREFERRED STOCK DIVIDENDS                       (8,222)            (8,222)
NET LOSS                                      (493,450)          (493,450)
                                          ------------       ------------

BALANCE, SEPTEMBER 30, 2001                   (501,672)           273,453
ISSUANCE OF SERIES B
    PREFERRED STOCK                                                32,000
ISSUANCE OF COMMON
    STOCK FOR
      Cash                                                        958,510
      Consulting and legal fees                                 1,981,489
      Investment in other
        company                                                   191,450
      Conversion of notes
        payable and accrued
        interest                                                  153,596
CANCELLATION OF COMMON
    STOCK UPON TERMINATION
    OF CONTRACT                                                  (300,000)
FAIR VALUE OF STOCK OPTIONS FOR
    SERVICES RENDERED                                        $         --
DEFERRED COMPENSATION - FAIR
    VALUE OF STOCK OPTIONS FOR
    SERVICES RENDERED                                        $    429,980
EXCHANGE OF PREFERRED
    STOCK AND ACCRUED
    DIVIDENDS FOR INVESTMENT
    IN OTHER COMPANIES                                           (169,098)
PREFERRED STOCK DIVIDENDS                 $     (5,871)            (5,871)
NET LOSS                                    (4,518,082)        (4,518,082)
                                          ------------       ------------

BALANCE, SEPTEMBER 30, 2002                 (5,025,625)          (972,573)
ISSUANCE OF COMMON
    STOCK FOR
      Cash                                                      3,180,796
      Services rendered for research
        and development                                         2,340,129
      Legal services rendered                                   1,763,085
      Offering costs                                              213,750
      Legal settlement                                             93,750
      Payment of debt                                              43,101
ISSUANCE OF WARRANTS FOR
      Services rendered for research
        and development                                            61,250
      Offering costs                                               20,600
      Legal settlement                                             11,750
COMMON STOCK COMMITTED FOR
    Cash                                                     $    100,000
    Exercise of options                                            15,000
    Exercise of warrants                                           79,375
OFFERING COSTS                                                   (251,350)
DEFERRED COMPENSATION - FAIR
    VALUE OF STOCK OPTIONS FOR
    SERVICES RENDERED                                             572,549
SUBSCRIPTION RECEIVABLE                                           (50,000)
PREFERRED STOCK CONVERTED TO
    COMMON STOCK                                                       --
PREFERRED STOCK DIVIDENDS                 $    (20,000)           (20,000)
NET LOSS                                    (6,751,252)        (6,751,252)
                                          ------------       ------------

BALANCE, SEPTEMBER 30, 2003               $(11,796,877)      $    449,960
                                          ============       ============

                                                COMPOSITE TECHNOLOGY CORPORATION
                                                                  AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                             FOR THE YEARS ENDED SEPTEMBER 30, 2003 AND 2002 AND
                                              FOR THE PERIOD FROM MARCH 28, 2001
                                               (INCEPTION) TO SEPTEMBER 30, 2003
--------------------------------------------------------------------------------

                                                                                               For the
                                                                                             Period from
                                                             For the Year Ended             March 28, 2001
                                                                September 30,               (Inception) to
                                                      -------------------------------       September 30,
                                                          2003               2002               2003
                                                      ------------       ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                          $ (6,751,252)      $ (4,518,082)      $(11,762,784)
    Adjustments to reconcile net loss
      to net cash used in operating activities
        Depreciation                                        18,569              3,372             23,175
        Amortization of prepaid expenses
             originally paid with common stock              17,535             62,597             86,148
        Issuance of common stock for
           consulting, legal, and other expenses         4,103,214          1,563,263          5,666,477
        Issuance of common stock for legal
           settlement                                       93,750                 --             93,750
        Issuance of warrants for services
           rendered for research and
           development                                      61,250                 --             61,250
        Issuance of warrants for legal
           settlement                                       11,750                 --             11,750
        Compensation expense related to
           issuances of common stock at
           less than fair value                                 --            527,500            603,500
        Compensation expense related to
           fair value of stock options                     572,549            429,980          1,002,529
        Carrying value impairment adjustment
           on investments in other companies                    --                 --            137,230
        (Increase) decrease in Prepaid expenses
             and other current assets                      157,000               (615)           156,385
        Increase (decrease) in
           Accounts payable - trade                   $   (497,093)      $    960,211       $    472,743
           Accrued legal settlement                        145,600                 --            145,600
           Accrued payroll and related
             expenses                                       61,252                 --             61,252
           Accrued interest payable                          3,250              9,851             13,101
           Accrued officer compensation                    (20,309)           246,000            225,691
                                                      ------------       ------------       ------------

Net cash used in operating activities                   (2,022,935)          (715,923)        (3,002,203)
                                                      ------------       ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Cash advanced by (to) officers, net                         --             38,670             29,928
    Purchase of property and equipment                    (198,694)           (17,814)          (223,908)
    Investments in other companies                              --                 --            (40,000)
                                                      ------------       ------------       ------------

Net cash provided by (used in) investing
activities                                                (198,694)            20,856           (233,980)
                                                      ------------       ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Common stock subscription receivable                   (50,000)                --            (50,000)
    Proceeds from sale of committed stock                  194,375                 --            194,375
    Payment for costs associated with
      the sale of common stock                             (17,000)                --            (17,000)
    Proceeds from notes payable                             30,000            223,000            253,000
    Proceeds from sale of preferred stock                       --             32,000            132,000
    Proceeds from sale of common stock                   3,180,796            421,010          3,854,306
                                                      ------------       ------------       ------------

Net cash provided by financing activities                3,338,171            676,010          4,366,681
                                                      ------------       ------------       ------------

Net increase (decrease) in cash and cash
    equivalents                                       $  1,116,542       $    (19,057)      $  1,130,498

CASH AND CASH EQUIVALENTS, BEGINNING
    OF PERIOD                                               13,956             33,013                 --
                                                      ------------       ------------       ------------

CASH AND CASH EQUIVALENTS, END OF
    PERIOD                                            $  1,130,498       $     13,956       $  1,130,498
                                                      ============       ============       ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION

    INTEREST PAID                                     $         --       $         --       $        150
                                                      ============       ============       ============

                                                COMPOSITE TECHNOLOGY CORPORATION
                                                                  AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                          FOR THE YEARS  ENDED  SEPTEMBER  30, 2003 AND 2002 AND
            FOR THE PERIOD FROM MARCH 28, 2001 (INCEPTION) TO SEPTEMBER 30, 2003
--------------------------------------------------------------------------------


SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES

During the year ended September 30, 2003, the Company completed the following:

o Converted $30,000 of short-term loans and accrued interest of $13,101 into 300,000 shares of common stock.

o Converted 320 shares of Series B convertible preferred stock into 207,576 shares of unregistered, restricted common stock.

o     Issued 750,000 shares of unregistered,  restricted  common stock valued at
      $213,750  and  warrants  to  purchase   200,000  shares  of  unregistered,
      restricted common stock valued at $20,600 for offering costs.

During the year ended September 30, 2002, the Company completed the following:

o Exchanged 165 shares of preferred stock and accrued dividends valued at $169,098 for investments in other companies.

o Converted $161,000 of notes payable and accrued interest into 866,173 shares of common stock.

                                                COMPOSITE TECHNOLOGY CORPORATION
                                                                  AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                              SEPTEMBER 30, 2003
--------------------------------------------------------------------------------


NOTE 1 - ORGANIZATION AND LINE OF BUSINESS

         Composite Technology Corporation ("CTC") was incorporated under the laws of the State of Florida on February 26, 1980 as Eldorado Gold & Exploration, Inc. On January 13, 1987, CTC's Articles of Incorporation were amended to change the corporate name to Eldorado Financial Group, Inc., and CTC's capital structure was modified to allow for the issuance of up to 100,000,000 shares of common stock at $0.001 par value per share.

         On June 27, 2001, CTC's state of incorporation was changed from Florida to Nevada by means of a merger with and into Eldorado Financial Group, Inc., a Nevada corporation formed on June 25, 2001 solely for the purpose of effecting the reincorporation. The Articles of Incorporation and Bylaws of the Nevada corporation are the Articles of Incorporation and Bylaws of the surviving corporation. Such Articles of Incorporation did not make any changes to the capital structure of CTC.

         On November 3, 2001, CTC exchanged 60,000,000 shares of restricted, unregistered common stock for 100% of the issued and outstanding common stock of Transmission Technology Corporation ("TTC"), a privately-owned Nevada corporation incorporated on March 28, 2001. TTC was formed to own a license agreement related to patent-pending composite reinforced electrical transmission lines utilizing composite core materials. TTC became a wholly-owned subsidiary of CTC.

         In November 2001, in conjunction with the acquisition of TTC, Eldorado Financial Group, Inc.'s name was changed to Composite Technology Corporation, and its Articles of Incorporation were amended to allow for the issuance of up to 5,000,000 shares of $0.001 par value preferred stock from none previously authorized and for the issuance of up to 200,000,000 shares of $0.001 par value common stock from the 100,000,000 shares previously authorized. CTC also changed its year end to September 30.

         The acquisition of TTC by CTC effected a change in control and was accounted for as a reverse acquisition, whereby TTC is the accounting acquirer for financial statement purposes. Accordingly, the financial statements of CTC reflect the historical financial statements of TTC from its inception on March 28, 2001 and the operations of the Company (as defined in Note 4) subsequent to September 30, 2001.

         In December 2003, the Company incorporated three inactive subsidiaries as Nevada corporations: CTC Wind Systems Corporation ("CTCWSC"), CTC Cable Corporation ("CTCCC"), and CTC Towers and Poles Corporation ("CTCTPC").

                                                COMPOSITE TECHNOLOGY CORPORATION
                                                                  AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                              SEPTEMBER 30, 2003
--------------------------------------------------------------------------------


NOTE 2 - GOING CONCERN

         These financial statements have been prepared on a going concern basis. However, during the year ended September 30, 2003, the Company incurred a net loss of $6,751,252 and had negative cash flows from operations of $2,022,935. In addition, the Company had an accumulated deficit of $11,796,877 at September 30, 2003. The Company's ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. Since inception, the Company has satisfied its capital needs by issuing equity securities.

         Management plans to continue to provide for its capital needs during the year ended September 30, 2004 by the continued development of its products with minimal borrowings and by issuing equity securities. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

NOTE 3 - FOURTH QUARTER ADJUSTMENTS

         During the fourth quarter of fiscal 2003, the Company had the following significant accounting adjustments:

         1. A prepaid legal expense balance of $451,730 and a legal expense of $19,592 that had been recorded in the third quarter of fiscal 2003 in exchange for shares of the Company's common stock were reversed. Management determined that these amounts had been recorded in error.

         2. Common stock issued for services rendered for research and development that had been recorded in the second and third quarters of fiscal 2003 at $978,700 and $11,718, respectively, were adjusted to $1,226,740 and $8,789, respectively. Management determined that incorrect amounts had been initially recorded.

         3. Common stock issued for legal services rendered that had been recorded in the first quarter of fiscal 2003 at $470,500 was adjusted to $508,000. Management determined that an incorrect amount had been initially recorded.

         4. The reversal of compensation expense related to the fair value of vested stock options for $292,020 was corrected. Management determined that the reversal was recorded in error.

                                                COMPOSITE TECHNOLOGY CORPORATION
                                                                  AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                              SEPTEMBER 30, 2003
--------------------------------------------------------------------------------


NOTE 4 - CORRECTION OF ERRORS

         The following errors in the financial statements for the year ended September 30, 2002 were corrected

         1. Reclassification of $1,664.275 of deferred compensation - fair value of vested stock options from long-term liabilities to additional paid-in capital.

         2. Reclassification of $1,234,294 of compensation expense for the fair value of stock options issued to third parties for services rendered to a deferred compensation contra-equity account to reflect the portion of the value of the stock options granted relating to services to be rendered over the period of the consultants' contracts from one to five years.

         3. Revision to the roll-forward of warrant activity to reflect the granting of 848,630 warrants during the year.

         4. Revision to the roll-forward of stock option activity to remove the cancellation of 125,000 stock options during the year.

NOTE 5 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Development Stage Enterprise

         The Company is a development stage company as defined in Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises." The Company is devoting substantially all of its present efforts to establish a new business, and its planned principal operations have not yet commenced. All losses accumulated since inception have been considered as part of the Company's development stage activities.

         Principles of Consolidation

         The consolidated financial statements include the accounts of CTC and its wholly owned subsidiary, TTC (collectively, the "Company"). All significant inter-company accounts and transactions are eliminated in consolidation.

         Cash and Cash Equivalents

         For the purpose of the statements of cash flows, the Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

                                                COMPOSITE TECHNOLOGY CORPORATION
                                                                  AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                              SEPTEMBER 30, 2003
--------------------------------------------------------------------------------


NOTE 5 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Property and Equipment

         Property and equipment are stated at cost. The Company provides for depreciation using the straight-line method over estimated useful lives of three to 10 years. Expenditures for maintenance and repairs are charged to operations as incurred while renewals and betterments are capitalized. Gains or losses on the sale of property and equipment are reflected in the statements of operations.

         Impairment of Long-Lived Assets

         Management evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset are less than the carrying value, an impairment would be recorded to reduce the related asset to its estimated fair value.

         Fair Value of Financial Instruments

         The Company's financial instruments include cash and cash equivalents and accounts payable - trade. The carrying amounts for these financial instruments approximates fair value due to their short maturities.

         Comprehensive Income

         The Company utilizes SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on available-for-sale securities. Comprehensive income is not presented in the Company's financial statements since the Company did not have any changes in equity from non-owner sources.

         Reorganization Costs

         CTC and TTC have adopted the provisions of American Institute of Certified Public Accountants Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities," whereby all organization and initial costs incurred with the incorporation and initial capitalization of TTC, the costs associated with the reverse acquisition of TTC by CTC, and costs incurred by TTC related to the reverse acquisition transaction with CTC were charged to operations in the period the respective costs were incurred.

                                                COMPOSITE TECHNOLOGY CORPORATION
                                                                  AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                              SEPTEMBER 30, 2003
--------------------------------------------------------------------------------


NOTE 5 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Stock-Based Compensation

         SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," defines a fair value based method of accounting for stock-based compensation. However, SFAS No. 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Entities electing to remain with the accounting method of APB No. 25 must make pro forma disclosures of net income and earnings per share as if the fair value method of accounting defined in SFAS No. 123 had been applied. The Company has elected to account for its stock-based compensation to employees using the intrinsic value method under APB No. 25.

         Research and Development Expenses

         Research  and  development   expenses  are  charged  to  operations  as
         incurred.

         Income Taxes

         The Company accounts for income taxes under the liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

         As of September 30, 2003, the deferred tax assets related to the Company's net operating loss carry-forwards are fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may not have any net operating loss carry-forwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

         Estimates

         The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

                                                COMPOSITE TECHNOLOGY CORPORATION
                                                                  AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                              SEPTEMBER 30, 2003
--------------------------------------------------------------------------------


NOTE 5 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Loss Per Share

         The Company utilizes SFAS No. 128, "Earnings per Share." Basic loss per share is computed by dividing loss available to common shareholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Common equivalent shares are excluded from the computation if their effect is anti-dilutive.

         The  following   common  stock   equivalents  were  excluded  from  the
         calculation of diluted loss per share since their effect would have been anti-dilutive:


                                                       2003            2002
                                                   ----------       ---------
         Series B convertible preferred stock          80,000         105,600
         Options for common stock                   8,197,740       5,307,740
         Warrants                                  17,047,624       2,796,290


         Concentrations of Credit Risk

         Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents. The Company places its cash and cash equivalents with high credit, quality financial institutions. At times, such cash and cash equivalents may be in excess of the Federal Deposit Insurance Corporation insurance limit of $100,000. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

NOTE 6 - PROPERTY AND EQUIPMENT

         Property  and  equipment  at  September  30,  2003   consisted  of  the
         following:

         Office furniture and equipment                        $ 23,624
         Manufacturing equipment                                200,283
                                                               --------

                                                                223,907
         Less accumulated depreciation                           23,174
                                                               --------

             TOTAL                                             $200,733
                                                               ========

         Depreciation expense was $18,569, $3,372, and $23,175 for the years ended September 30, 2003 and 2002 and the period from March 28, 2001 (inception) to September 30, 2003, respectively.

                                                COMPOSITE TECHNOLOGY CORPORATION
                                                                  AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                              SEPTEMBER 30, 2003
--------------------------------------------------------------------------------


NOTE 7 - CONTRACT RIGHTS

         On April 12, 2001, TTC issued 165 shares of restricted, unregistered Series A cumulative, convertible preferred stock to Red Guard Industries, Inc. ("Red Guard") to acquire the rights to negotiate to acquire the license from W.B.G., Inc. ("WBG") to manufacture, develop, and sell certain patent-pending composite reinforced aluminum conductor technologies. Red Guard was a related party as discussed further in
         Note 11. This transaction was valued at an agreed-upon amount of approximately $165,000.

         TTC entered into a technology license agreement with WBG on May 7, 2001 (the "License Agreement"). The License Agreement related to patent pending composite reinforced aluminum conductor technologies and all improvements and gave TTC an exclusive license to the technologies covered by the License Agreement. In the License Agreement, WBG represented and warranted to TTC that WBG had the right to enter into the License Agreement, including without limitation, the right to grant TTC the exclusive rights to the technologies covered by the License Agreement.

         TTC agreed to pay royalties to WBG, initially at a maximum rate of 5% of Gross Revenues (as defined in the License Agreement) received by TTC from the sale of the technology products until sales of product have equaled the design capacity of the first commercial composite core production line. Design capacity will defined as the pultruded composite core capacity stated on the specifications by the builder
         (WBG) as mutually agreed upon by TTC. The royalty will decline by 1% of Gross Revenues upon the addition of each new composite core production line until the fourth line is installed, whereupon WBG would receive a royalty of 2% of Gross Revenues received by TTC from the sale of the technology products.

         In the event of any sub-license agreements, TTC will pay the same royalty to WBG as it would if it sold the products itself. WBG also agreed to provide TTC full disclosure of all current and future technologies covered by the License Agreement as well as disclosure of any interested parties in such technologies. TTC agreed to pay WBG to design, build, install and provide specifications, manuals, and training to complete commercial product equipment lines for the technologies, with the price and specifications to be mutually agreed upon. TTC would advance funds to WBG for each phase as required under a mutually agreed-upon budget and schedule. If WBG is unable to supply said additional commercial product lines, then TTC will have the right to produce same. No such requirement existed as of September 30, 2003.

                                                COMPOSITE TECHNOLOGY CORPORATION
                                                                  AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                              SEPTEMBER 30, 2003
--------------------------------------------------------------------------------


NOTE 7 - CONTRACT RIGHTS (CONTINUED)

         The Company, TTC, and WBG (aka WBGA) were involved in litigation regarding the interpretation and enforcement of the License Agreement (see Note 9). The lawsuits were settled amicably in February 2003, resulting in a revised License Agreement between W. Brandt Goldsworthy & Associates, Inc. ("WBGA") and CTC. The new License Agreement (the "New License Agreement") supersedes the previous License Agreement. The New License Agreement grants CTC the exclusive license for use of any components in CTC's Aluminum Conductor Composite Core ("ACCC") products that include items contained in patent claims granted to WBGA by the United States Patent and Trademark Office (the "USPTO").

         The New License Agreement also provides CTC a broader non-exclusive license for any other pultuded composite core electrical cable designs characterized by WBGA as CRAC-1. The New License Agreement bears a 2% royalty on net sales revenues for that component of ACCC using any patent claim issued to WBGA and a 1% royalty for any component of the CRAC-1 technology, if any, used by CTC, provided WBGA is granted valid patent claims by the USPTO. As of September 30, 2003, no such claims have been granted by the USPTO. The Company has been notified that the rights to the New License Agreement as Licensor have been transferred to James M. Dombroski pursuant to Mr. Dombroski's execution of a lien on the asset dated December 29, 2003. The duration of the New License Agreement is for the life of any patent granted to WBGA by the USPTO for the specific technologies licensed therein.

NOTE 8 - INVESTMENTS IN OTHER COMPANIES

         Investments in other companies at September 30, 2003 consisted of an investment in Integrated Performance Systems, Inc., which was valued at $1,000 and is included in other assets on the accompanying consolidated balance sheet.

         On April 12, 2001, the Company exchanged 15,086,000 equivalent post-acquisition shares of restricted, unregistered common stock with Red Guard for various marketable and restricted securities in four unrelated entities. The initial exchange transaction was valued using an agreed-upon valuation of approximately $137,750. Through September 30, 2001, upon evaluations in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of," management has recognized an aggregate permanent valuation impairment of $137,230 against these holdings.

         Integrated Performance Systems, Inc. ("IPS") is a publicly-traded electronics manufacturing corporation located in Frisco, Texas. IPS is a manufacturer and supplier of performance-driven circuit boards for high-speed digital computer and telecommunications applications. The Company acquired an aggregate 3,000 shares of IPS in the April 12, 2001 transaction.

                                                COMPOSITE TECHNOLOGY CORPORATION
                                                                  AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                              SEPTEMBER 30, 2003
--------------------------------------------------------------------------------


NOTE 8 - INVESTMENTS IN OTHER COMPANIES (CONTINUED)

         STL Group, Inc. ("STL") is a privately-owned company based in Cleveland, Ohio involved in manufacturing and distributing patented and FDA approved solid surgical implants and other surgical products. The Company acquired an aggregate 15,000 post-STL forward split shares of STL in the April 12, 2001 transaction.

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

         AMJ Logistics, Inc. ("AMJ") is a privately-owned software company based in Tucson, Arizona. AMJ's primary product is an open-architecture, event-driven, object-oriented integrated Electronic Data Interchange ("EDI") system providing transaction accountability for a complete audit trail for history and accurate tracing of costs. On August 11, 2001, the Company executed a 30-day purchase option to acquire up to an additional 110,000 unregistered, restricted shares of common stock of AMJ at prices ranging between $12.40 and $16 per share. During August 2001, the Company paid $10,000 in cash and issued 158,800 equivalent post-acquisition shares of restricted, unregistered common stock, valued at $4,500, to acquire approximately 72,665 shares of AMJ common stock under this option.

         On September 29, 2001, the Company made an advance of $30,000 cash to AMJ. On October 13, 2001, AMJ and the Company agreed to convert this $30,000 advance and an additional advance of $20,000 made on October 3, 2001, into 3,125 shares of AMJ's restricted, unregistered common stock. In December 2001, the Company and AMJ settled the outstanding balances on the purchase option agreement with the issuance of 42,500 shares of the Company's restricted, unregistered common stock to AMJ in exchange for 37,335 shares of restricted, unregistered AMJ common stock. This transaction was valued at approximately $909,635, which approximated the discounted "fair value" of the Company's common stock based upon the quoted closing price of the Company's unrestricted equity securities as quoted on the date of the transaction. As a result of all AMJ transactions through December 31, 2001, the Company owned an aggregate of 114,125 shares of AMJ, including the initial 1,000 shares acquired in the April 12, 2001 transaction.

         On September 30, 2002, the Company and Red Guard consummated a transaction, whereby Red Guard exchanged 100% of the issued and outstanding Series A preferred stock, all accrued but unpaid dividends, certain short-term working capital loans, and all accrued but unpaid interest in return for all of the Company's investment interests in other companies, except for the investment in IPS.

                                                COMPOSITE TECHNOLOGY CORPORATION
                                                                  AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                              SEPTEMBER 30, 2003
--------------------------------------------------------------------------------


NOTE 9 - COMMITMENTS AND CONTINGENCIES

         Lease

         Until December 2003, the Company operated in leased offices, located in Irvine, California, on a month-to-month agreement at a rate of $4,600 per month and in a manufacturing facility, located in Irvine, California, on a month-to-month agreement at a rate of $8,000 per month.

         In January 2004, the Company entered into a seven-year lease agreement for a combination manufacturing and office facility in Irvine, California for monthly payments of $73,584. The Company paid for the first two month's rent by issuing 140,160 shares of its unregistered, restricted common stock valued at $147,168. The Company has negotiated an 18 month sub-lease for a portion of the space at $13,200 per month beginning March 1, 2004 with an option for additional space at $6,250 per month.

         Future minimum lease payments under the new lease at September 30, 2003 were as follows:

                   Year Ending
                  September 30,
                  -------------

                      2004                                  $   662,256
                      2005                                      883,008
                      2006                                      883,008
                      2007                                      883,008
                      2008                                      883,008
                      Thereafter                              1,986,768
                                                            -----------

                           TOTAL                            $ 6,181,056
                                                            ===========

         Rent expense was $140,035, $48,344, and $188,379 for the years ended September 30, 2003 and 2002 and the period from March 28, 2001 (inception) to September 30, 2003, respectively.

         Professional Services Consulting Agreements

         The  Company  has  entered  into  various  consulting   agreements  for
         professional and product development services as follows:

         o A contract with an individual for product development and research services at a rate of $15,000 per month. This agreement commenced in April 2002 and is for an initial term of one year with automatic renewals, subject to a 30-day cancellation by either party. This agreement also included a "signing bonus" of $10,000 cash and 10,000 shares of common stock issued pursuant to a Registration Statement under the Securities Act of 1933 on Form S-8. Furthermore, the Company is obligated to pay the individual interest on unpaid amounts at a rate of 10% per annum. This contract was canceled during the year ended September 30, 2003.

         o A contract with an individual for product development research at a rate of $500 per day. This contract is cancelable at any time by either party. This contract was canceled during the year ended September 30, 2003.

         o A contract with an unrelated partnership for legal services at a rate of $300 per hour, payable in common stock issued pursuant to a Registration Statement under the Securities Act of 1933 on Form S-8. The Company is required to issue common stock in blocks of 100,000 shares to prepay for these legal services. This agreement commenced in January 2002 for a one-year term. This agreement also contained the granting of options to purchase up to 200,000 shares of common stock pursuant to a Registration Statement under the Securities Act of 1933 on Form S-8 at a price of $1.75 per share for 100,000 options and $2 per share for 100,000 options. The options vested on the grant date.

         o A contract with a corporation, whose controlling officer sits on the Company's product development/advisory board, for product development and research services at a rate of $19,500 per month. This agreement commenced in January 2002 and expires in December 2006. This agreement, as amended, also contained the granting of options to purchase up to 1,000,000 shares of common stock pursuant to a Registration Statement under the Securities Act of 1933 on Form S-8 at a price of $1.31 per share. The exercise price was reduced to $0.25 on March 31, 2003. The options vest in pro-rata equal segments of 20% of the total grant on an annual basis starting in December 2002. The Company is obligated to pay the corporation interest on unpaid amounts at a rate of 10% per annum and is obligated to pay a royalty to the corporation's employee equal to 0.35% of gross revenues on all products sold by the Company using technology developed by this individual.

         o A contract with a corporation, whose controlling officer sits on the Company's product development/advisory board, for product development and research services at a rate of $25,000 per month. This agreement commenced in January 2002 and runs for an indefinite time period. This agreement also contained the granting of options to purchase up to 750,000 shares of common stock pursuant to a Registration Statement under the Securities Act of 1933 on Form S-8 at a price of $1 per share. The exercise price was reduced to $0.25 on March 31, 2003. The options vest in pro-rata equal segments of 20% of the total grant on an annual basis starting in December 2002. The Company is obligated to pay the corporation interest on unpaid amounts at a rate of 10% per annum and is obligated to pay a royalty to the corporation's employee equal to 0.35% of gross revenues on all products sold by the Company using technology developed by this individual.

                                                COMPOSITE TECHNOLOGY CORPORATION
                                                                  AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                              SEPTEMBER 30, 2003
--------------------------------------------------------------------------------


NOTE 9 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

         Professional Services Consulting Agreements (Continued)

         o A contract with an individual to provide Chief Financial Officer services at a rate of $7,000 per month. This agreement commenced in January 2002 and was terminated in November 2002.

         Financial Services Agreements

         The Company has entered into various financial services agreements for professional and product development services as follows:

         o A contract with an unrelated corporation for financial consulting services at a rate of $500,000 per year, payable in common stock issued pursuant to a Registration Statement under the Securities Act of 1933 on Form S-8. This agreement commenced in March 2002 and expires in March 2004. This agreement also contained the granting of options to purchase up to 1,000,000 shares of common stock pursuant to a Registration Statement under the Securities Act of 1933 on Form S-8 at a price of $0.10 per share. The options vest in pro-rata equal segments in April 2002, January 2003, and January 2004.

         o A contract with an unrelated individual for financial consulting services at a rate of $100,000 per year, payable in 75,000 shares of common stock issued pursuant to a Registration Statement under the Securities Act of 1933 on Form S-8. This agreement commenced in March 2002 and automatically renews annually unless canceled by either party with the appropriate notice, as defined in this agreement. This agreement also contained the granting of options to purchase up to 250,000 shares of common stock pursuant to a Registration Statement under the Securities Act of 1933 on Form S-8 at a price of $1.25 per share. The options vest in pro-rata equal segments of 1/12 of the total grant on a monthly basis starting in March 2002. The agreement was canceled during January 2003, and all options were returned to the Company and canceled.

         o A contract with an individual for financial consulting services for 1,000,000 shares of common stock issued pursuant to a Registration Statement under the Securities Act of 1933 on Form S-8. This contract commenced on January 2002 and expired in January 2003. This agreement also contained the granting of options to purchase up to 1,000,000 shares of common stock pursuant to a Registration Statement under the Securities Act of 1933 on Form S-8 at a price of $0.40 per share. The options vested on the grant date and have all been exercised as of September 30, 2002. Furthermore, the Company is obligated to pay the individual a success fee equal to 10% on all equity capital raised by the individual. As of September 30, 2003, the Company did not have any obligation under the "success fee" portion of this agreement.

         o A contract with an unrelated individual for product development and research services at a rate of $15,000 per month, with a signing bonus of $10,000 cash and $10,000 in shares of registered common stock. This agreement commenced in April 2002 and expires in March 2007. This agreement also contained the granting of options to purchase up to 150,000 shares of common stock on the agreement date and on each of the next four anniversaries of the agreement pursuant to a Registration Statement under the Securities Act of 1933 on Form S-8 at a price of $0.50 per share. The options vest one year from the grant date and expire on December 31, 2011. This agreement was canceled on March 31, 2003. No options granted under this agreement were vested on the cancellation date and were therefore canceled.

         o A contract with an individual for financial consulting services for 1,000,000 shares of common stock issued pursuant to a Registration Statement under the Securities Act of 1933 on Form S-8. This contract commenced on January 2002 and expired in January 2003. This agreement also contained the granting of options to purchase up to 1,000,000 shares of common stock pursuant to a Registration Statement under the Securities Act of 1933 on Form S-8 at a price of $1.75 per share. The exercise price was reduced to $0.08 on July 11, 2002. The options vested on the grant date and have all been exercised as of September 30, 2002. Furthermore, the Company is obligated to pay the individual a success fee equal to 10% on all equity capital raised by the individual. As of September 30, 2003, the Company did not have any obligation under the "success fee" portion of this agreement.

         o A finder's fee agreement for capital financing with an unrelated corporation on a "successful efforts" basis at a rate of 5.0% of the total gross investment received by the Company as facilitated under this agreement. Furthermore, if successful, the Company will issue to the finder a warrant to purchase up to 300,000 shares of common stock at a strike price equal to the price paid by the respective investor under this agreement. This contract was canceled by the Company in the first quarter of fiscal 2003. No fees were paid under this agreement.

         o A finder's fee agreement for capital financing with an unrelated corporation on a "successful efforts" basis at a rate of 6% of the total gross investment received by the Company as facilitated under this agreement and 200,000 shares of unregistered, restricted common stock. Furthermore, if successful by early-November 2002, as defined in the agreement, the Company will issue an additional 200,000 shares of restricted, unregistered common stock to the unrelated corporation. This agreement expired in December 2002. The agreement was settled in April 2003 through the issuance of 27,900 shares of unregistered, restricted common stock valued at $11,718.

         o A consulting agreement with an unrelated entity for the procurement of qualified consultants to deliver capital financing on a "successful efforts" basis for a one-time fee of 400,000 shares of unregistered, restricted common stock as compensation for all consultants. Furthermore, the entity will also receive a commission of 10% in cash and 10% in equivalent warrants for common stock for successful funding through sources identified by this entity. No fees have been paid on this agreement through September 30, 2003.

         o A finder's fee agreement for capital financing with an unrelated entity, which required a one-time fee in fiscal 2002 of 40,000 shares of unregistered, restricted common stock with registration rights upon the delivery of a qualified Letter of Intent for the funding of either equity, subordinated debt, or senior debt. Furthermore, the agreement requires a cash commission equal to 8% if the investment is in the form of equity, 6% if the investment is in the form of subordinated debt, and 2% if the investment is in the form of senior debt. This contract will be canceled by the Company in the second quarter of fiscal 2004.

         o A finder's fee agreement for capital financing with an unrelated individual on a "successful efforts" basis at a rate of 4% of the total gross investment received by the Company as facilitated under this agreement. This agreement was canceled during fiscal 2003. No fees were paid under this agreement.

         o A finder's fee agreement for capital financing with an unrelated entity on a "successful efforts" basis at a rate of 5% of the gross proceeds raised from sources introduced by this entity, with a minimum fee of $100,000. This agreement is dated August 2002 and has defined cancellation terms. The Company canceled this agreement during fiscal 2003. No fees were paid under this agreement.

         Litigation

         Transmission Technology Corporation ("TTC"): Transmission Technology Corporation v. W. Brandt Goldsworthy & Associates, Inc., et al Case No. 01-07118 was filed in August 15, 2001 before the United States District Court, Central District of California. The principal parties to the suit are TTC, C. William Arrington, CTC, WBGA, WBG, Tom Sawyer, and Composite Power Corporation.

         TTC: Transmission Technology Corporation v. W. Brandt Goldsworthy & Associates, Inc., et al (Continued) On or about May 7, 2001, TTC, a wholly-owned subsidiary of CTC, entered into a written agreement with WBG granting TTC the exclusive license to all WBG teleconductor technologies, including Composite Reinforced Aluminum Conductor and Advanced Composite Reinforced Aluminum Conductor and any improvements by WBGA. The litigation concerns the interpretation and enforcement of the License Agreement. The lawsuits were settled amicably in February 2003, resulting in a revised License Agreement between WBGA and the Company.

         Dr. Clem Hiel et al. v. W. Brandt Goldsworthy & Associates, Inc., et al

         Case  No.  02CC05443  was  filed  on  April  9,  2002 in the  State  of
         California for the County of Orange. It was transferred to and is pending before the Superior Court of the State of California for the County of Los Angeles. The principal parties are Dr. Clem Hiel, Dr. Alonso Rodriguez (both of whom are former employees of WBG, and/or WBGA and are currently consultants of CTC), WBGA, WBG and W. Brandt Goldsworthy. CTC has agreed to bear the expense of this proceeding because it affects two of CTC's consultants. These consultants are involved in the commercialization of CTC's novel aluminum conductor composite core cable. This matter was settled in February 2003.

         Jarblum v. Transmission Technology Corporation, et al

         Case No. SC-072087 was filed on May 13, 2002 in the Superior Court of the State of California for the County of Los Angeles, West District. The principal parties are Plaintiff William Jarblum and Defendants TTC, CTC, and C. William Arrington. The case was settled in April 2003 for the issuance of 50,000 Series K warrants valued at $11,750 and cash of $210,000 to be paid through September 2004. At September 30, 2003, $145,600 remained unpaid on the settlement.

         Transmission Technology Corporation, et al v. Tom Sawyer

         Case No. 02CC10972 was filed on June 21, 2002 in the Superior Court of the State of California for the County of Orange. It was transferred to the United States District Court, Central District of California after being allowed to be included in the action of TTC v. WBG/WBGA et al. The principal parties are TTC, CTC, Arrington, Wilcoxon, and Sawyer. The plaintiffs seek declaratory relief and an injunction against Sawyer, as well as damages arising from various tort causes of actions, including without limitation, tortuous interference with contract, fraud, legal malpractice, and breach of fiduciary duty. This proceeding is indirectly related to the litigation concerning the License Agreement. This matter was settled in February 2003 along with the TTC:
         Transmission Technology Corporation v. W. Brandt Goldsworthy & Associates, Inc., et al matter with the issuance of 1,500,000 shares of restricted, unregistered common stock valued at $93,750.

                                                COMPOSITE TECHNOLOGY CORPORATION
                                                                  AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                              SEPTEMBER 30, 2003
--------------------------------------------------------------------------------


NOTE 9 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

         Litigation (Continued)

         Transmission Technology Corporation, et al. v. Michael Winterhalter, et al Case No. 02CC12539 was filed July 26, 2002 in the Superior Court of the State of California for the County of Orange. TTC/CTC filed suit against Winterhalter (a WBG employee or business associate) based on his campaign against TTC/CTC by contacting third parties and disparaging TTC/CTC and threatening third parties with lawsuits for dealing with TTC/CTC. This proceeding is indirectly related to the litigation concerning the License Agreement. This matter was settled in February 2003.

         Gary Cope and Robert Nikoley v. Composite Technology Corporation, et al The Orange County Superior Court Case No. 03CC05636 was filed on December 24, 2002. Plaintiffs Cope and Nikoley allege causes of action for violations of California Labor Code, wrongful termination, unfair business practices, breach of contract, breach of fiduciary duty, fraud, negligent misrepresentation; defamation, declaratory relief, and an accounting arising out of various alleged salary and wrongful termination disputes. The principal parties are Cope, Nikoley, CTC, Wilcoxon, and Arrington. CTC denies the plaintiffs' material allegations. The case is presently in the discovery stage, and the trial is scheduled to begin in May 2004, although a continuance is likely.

         Composite Technology Corporation v. Acquvest, Inc., Paul Koch, Victoria Koch, Patricia Manolis, and Michael Tarbox The United States District Court, Southern Division, Case No. SACV03-1664-DOC was filed on October 16, 2003. CTC alleges causes of action for declaratory relief, breach of contract, fraudulent inducement, rescission, and economic duress arising out of certain alleged subscription and investment agreements executed between CTC, Acquvest, Inc., and Manolis. The Defendants deny CTC's material allegations and intend to assert cross-claims against CTC. On November 21, 2003, defendants Acquvest, Paul and Victoria Koch, and Manolis removed this case from Orange County Superior Court. CTC has filed a motion to remand the case back to Orange County Superior Court. No trial date has been set.

         Ascendiant Capital Group, LLC, Mark Bergendahl, and Bradley Wilhite v. Composite Technology Corporation and Benton H. Wilcoxon The Orange County Superior Court Case No. 03CC13314 was filed on November 4, 2003. Ascendiant, Bergendahl, and Wilhite allege causes of action against defendants for breach of contract, specific performance, fraud and deceit, negligent misrepresentations, breach of covenant of good faith and fair dealing, and declaratory relief arising out of a business advisory and consulting agreement (the "Agreement") allegedly executed between CTC and Ascendiant.

                                                COMPOSITE TECHNOLOGY CORPORATION
                                                                  AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                              SEPTEMBER 30, 2003
--------------------------------------------------------------------------------


NOTE 9 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

         Litigation (Continued)

         Ascendiant Capital Group, LLC, Mark Bergendahl, and Bradley Wilhite v. Composite Technology Corporation and Benton H. Wilcoxon (Continued) CTC denies the material allegations, and on November 10, 2003, CTC filed a case in Orange County Superior Court against Ascendiant, Bergendahl, and Wilhite, alleging causes of action for declaratory relief, breach of contract, fraudulent inducement, and economic coercion arising out of the Agreement as well as various unrelated business agreements between the plaintiffs and Wilcoxon. The principal parties are Ascendiant, Bergendahl, Wilhite, CTC, and Wilcoxon. On November 24, 2003, the court entered an order consolidating the cases. On January 15, 2004, the parties agreed to submit all claims and cross-claims arising out of the Agreement to binding arbitration before a neutral arbitrator at JAMS-Orange County. The remaining claims and cross-claims not arising out of the Agreement remain pending in Orange County Superior Court. Neither a trial date nor an arbitration date has been set.

         Composite Technology Corporation and Benton H. Wilcoxon v. Michael Deangelo

         The Orange County Superior Court Case No. 03CC13319 was filed on November 4, 2003. CTC alleges causes of action against DeAngelo for declaratory relief, economic duress, and fraudulent inducement arising out of a consulting services agreement executed by the parties on which CTC alleges DeAngelo failed to perform. DeAngelo denies CTC's material allegations and previously stated his intention to assert cross-claims against CTC. On December 23, 2003, CTC obtained a default in this case due to DeAngelo's failure to respond to the complaint. A default judgment is expected to be entered in early 2004 and, as such, no trial date is expected to be set.

NOTE 10 - SHAREHOLDERS' EQUITY

         Preferred Stock

         On April 12, 2001, TTC authorized and allocated 165 shares of Series A, 10% cumulative, convertible preferred stock (the "Series A Preferred Stock") was issued at $1,000 per share. The Series A shareholders will be entitled to receive cumulative cash dividends at a rate of 10% per annum of the issuance price ($1,000 per share) from the date of issuance of the shares until such shares are converted into common stock or redeemed by the Company. The dividends are payable quarterly on the last day of March, June, September, and December in each year, commencing on September 30, 2001.

                                                COMPOSITE TECHNOLOGY CORPORATION
                                                                  AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                              SEPTEMBER 30, 2003
--------------------------------------------------------------------------------


NOTE 10 - SHAREHOLDERS' EQUITY (CONTINUED)

         Preferred Stock (Continued)

         The Series A Shares are convertible into common stock at a negotiated conversion rate of $0.47 per effective post-acquisition share at the election of the holder beginning 90 days after the date of issuance. The Series A Shares are callable at any time by TTC at a price of 102% of issuance value upon a 10-day advance written notice. These shares were issued on April 12, 2001 to Red Guard to acquire the rights to negotiate to acquire the license to manufacture, develop, and sell certain patent pending composite reinforced aluminum conductor technologies. This transaction was valued at an agreed-upon amount of $165,000. On September 30, 2002, the Company and Red Guard consummated a transaction, whereby Red Guard exchanged 100% of the issued and outstanding Series A preferred stock, all accrued but unpaid dividends, certain short-term working capital loans, and all accrued but unpaid interest in return for all of the Company's investment interests in other companies, except for the investment in IPS.

         On June 27, 2001, TTC authorized and allocated 2,000 shares of Series B, 10% cumulative, convertible preferred stock (the "Series B Stock"). The Series B Stock was issued at $100 per share. The Series B shareholders will be entitled to receive cumulative cash dividends at a rate of 10% per annum of the issuance price ($100 per share) from the date of issuance of the shares until such shares are converted into common stock or redeemed by the Company. The dividends are payable quarterly on the last day of March, June, September, and December in each year, commencing on September 30, 2001. Any dividends on the Series B Stock that are not paid within 30 days after the date upon which payment thereof is due will bear interest at 10% per annum from such date until ultimately paid.

         The shares are convertible into common stock at a rate of $1.25 per effective post acquisition share at the election of the holder beginning 90 days after the date of issuance. The Series B Stock is callable at a price of 109% at any time by TTC upon 10-day advance written notice. TTC sold 1,000 Series B Shares to Red Guard for cash proceeds of $100,000 on August 28, 2001 and 320 shares to an unrelated third party for cash proceeds of $32,000 on October 11, 2001.

         In April 2003, the Company converted 320 shares of the Series B Stock into 207,576 shares of unregistered, restricted common stock.

                                                COMPOSITE TECHNOLOGY CORPORATION
                                                                  AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                              SEPTEMBER 30, 2003
--------------------------------------------------------------------------------


NOTE 10 - SHAREHOLDERS' EQUITY (CONTINUED)

         Common Stock

         Business Combination

         On November 3, 2001, in connection with a business combination transaction, the Company's then controlling shareholder surrendered and canceled an aggregate 3,116,515 shares of common stock to the Company for no consideration. The effect of this transaction was to reduce the common stock account by the par value (approximately $3,117) and increase the additional paid-in capital account. This transaction reduced the issued and outstanding common stock to 6,050,000 shares.

         On November 3, 2001, the Company executed an Agreement and Plan of Reorganization, whereby the Company issued an aggregate 60,000,000 shares of restricted, unregistered common stock to the shareholders of TTC in exchange for 100% of the issued and outstanding stock of TTC. TTC was incorporated as a Nevada corporation on March 28, 2001 to own a license agreement related to patent pending composite reinforced electrical transmission lines utilizing composite core materials. TTC became a wholly-owned subsidiary of the Company.

         Services Rendered

         On November 3, 2001, the Company issued an aggregate 450,000 shares of restricted, unregistered common stock to four unrelated entities and/or individuals as compensation for various financial consulting services provided in the Agreement and Plan of Reorganization. This transaction was valued at approximately $90,000, which approximates the "fair value" of the Company's common stock on the date of the transaction using the discounted closing price of the Company's common stock as quoted on the NASDAQ Electronic Bulletin Board. Upon completion of the November 3, 2001 reverse acquisition transaction, the Company had an aggregate 66,500,000 shares of issued and outstanding common stock.

         On October 30, 2001, TTC issued an aggregate 79,402 equivalent post-acquisition shares of restricted, unregistered common stock to its corporate law firm at an agreed-upon value of approximately $300,000 as a retainer for future legal services to be provided during a one-year period from October 30, 2001. The retainer shares vested against normal monthly billings from the law firm to the Company using the agreed-upon valuation of $3.78 per share, regardless of the open market price of the Company's common stock during the billing month.

                                                COMPOSITE TECHNOLOGY CORPORATION
                                                                  AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                              SEPTEMBER 30, 2003
--------------------------------------------------------------------------------


NOTE 10 - SHAREHOLDERS' EQUITY (CONTINUED)

         Common Stock (Continued)

         Services Rendered (Continued)

         If the aggregate market value of the 79,402 shares are worth less than $450,000 in the open market at the average mean of the bid and ask price for the shares during the one-month period just preceding the first anniversary of the retainer agreement (October 30, 2002), then the law firm will have 15 days to make a written election to either a) exercise a downward adjustment in the agreed-upon price of $3.78 to an amount of not less than $1.89 per share, which would cause the Company to issue up to an additional 79,402 equivalent post acquisition shares to the law firm, or b) put all 79,402 shares back to the Company and require payment in cash for the legal services provided during the initial term of the agreement.

         During January 2002, the Company and the law firm agreed to rescind this transaction, and the 79,402 shares were returned to the Company. All future transactions between the Company and the law firm will be conducted on a cash transaction basis.

         On February 27, 2002, the Company filed a Registration Statement Under The Securities Act of 1933 on Form S-8 to register an aggregate 9,000,000 shares of common stock pursuant to the 2002 Non-Qualified Stock Compensation Plan. During the period from February 28, 2002 through September 30, 2002, the Company issued an aggregate 5,929,868 shares of common stock pursuant to this plan. These shares were issued at prices ranging between $0.19 and $1.85 per share, as based on the closing quoted stock price on the respective date of each transaction. These transactions were valued at an aggregate of $2,701,490.

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

                                                COMPOSITE TECHNOLOGY CORPORATION
                                                                  AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                              SEPTEMBER 30, 2003
--------------------------------------------------------------------------------


NOTE 10 - SHAREHOLDERS' EQUITY (CONTINUED)

         Common Stock (Continued)

         Services Rendered (Continued)

         During the year ended September 30, 2003, the Company issued 6,422,171 shares of free trading common registered pursuant to Form S-8 to nine individuals for product design, technology registration, legal services and consulting services valued at $2,597,310, which approximated the closing price of the Company's common stock as quoted on the NASDAQ Electronic Bulletin Board on the date of issue.

         During the year ended September 30, 2003, the Company issued 2,331,729 shares of the Company's restricted, unregistered common stock to six individuals and two unrelated entities for various consulting services. These transactions were valued at $1,505,903, which approximates the "fair value" of the Company's stock on the date of the transaction using the discounted closing price of the Company's common stock as quoted on the NASDAQ Electronic Bulletin Board.

         Investments in Other Companies

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

         Conversion of Short-Term Loans

         In July and September 2002, the Company issued an aggregate 866,173 shares of the Company's restricted, unregistered common stock to four separate individuals, several of whom were existing shareholders of the Company, for conversion of short-term working capital loans and accrued but unpaid interest. These transactions were valued at approximately $153,596, which equaled the outstanding debt and was in excess of the "fair value" of the Company's stock on the date of the transaction using the discounted closing price of the Company's common stock as quoted on the NASDAQ Electronic Bulletin Board.

         In February 2003, the Company issued an aggregate 300,000 shares of the Company's restricted, unregistered common stock to an individual, who was an existing shareholder of the Company, for conversion of $30,000 of a short-term working capital loan and accrued but unpaid interest.

         Legal Settlement

         In February 2003, the Company issued 1,500,000 shares of restricted, unregistered common stock valued at $93,750 in connection with the settlement of certain legal matters (see Note 9).

                                                COMPOSITE TECHNOLOGY CORPORATION
                                                                  AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                              SEPTEMBER 30, 2003
--------------------------------------------------------------------------------


NOTE 10 - SHAREHOLDERS' EQUITY (CONTINUED)

         Common Stock (Continued)

         Cash

         On August 22, 2002, the Company sold 65,790 shares of restricted, unregistered common stock to an individual for cash proceeds of approximately $25,000. This transaction was consummated in excess of the "fair value" of the Company's stock on the date of the transaction using the discounted closing price of the Company's common stock as quoted on the NASDAQ Electronic Bulletin Board.

         During December 2002, the Company sold an aggregate 6,400 Units, in conjunction with a Private Placement Memorandum, for gross proceeds of $11,520. Each Unit consisted of 10 shares of restricted, unregistered common stock, 10 Series A warrants, and five Series B warrants. Each Series A warrant entitles the holder to purchase one share of common stock at a price of $0.35 per share and expires at the earlier of December 1, 2003 or three weeks following written notification by the Company that its common stock closed at or above $0.61 per share for five consecutive trading days. In addition, the Series A warrants can be redeemed by the Company for $0.001 each if a Registration Statement covering the shares underlying the Series A warrants has been declared effective and the Company's common stock closes at or above $0.61 for five consecutive days.

         Each Series B warrant entitles the holder to purchase one share of common stock at $0.60 per share and expires at the earlier of June 30, 2004 or three weeks following written notification by the Company that its common stock closed at or above $1.05 per share for five consecutive trading days. In addition, the Series B warrants can be redeemed by the Company for $0.001 each if a Registration Statement covering the shares underlying the Series B warrants has been declared effective and the Company's common stock closes at or above $1.05 for five consecutive days.

         Between November 2002 and February 2003, the Company sold an aggregate 2,954,000 Units, pursuant to a Private Placement Memorandum, for gross proceeds of $295,400. Each Unit consisted of one share of restricted, unregistered common stock and one Series E warrant to purchase one share of unregistered, restricted common stock. Each Series E warrant entitles the holder to purchase a share of common stock at $0.25 per share and expires on December 1, 2004.

                                                COMPOSITE TECHNOLOGY CORPORATION
                                                                  AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                              SEPTEMBER 30, 2003
--------------------------------------------------------------------------------


NOTE 10 - SHAREHOLDERS' EQUITY (CONTINUED)

         Common Stock (Continued)

         Cash (Continued)

         During February and March 2003, pursuant to Private Placement Memoranda, the Company sold an aggregate 3,465,500 Units for gross proceeds of $866,375. Each Unit consisted of one share of restricted, unregistered common stock and one Series H warrant to purchase one share of unregistered, restricted common stock. Each Series H warrant entitles the holder to purchase one share of common stock at $0.50 per share and expires at the earlier of January 30, 2005 or three weeks following written notification by the Company that its common stock closed at or above $0.75 per share for five consecutive trading days. In addition, the Series H warrants can be redeemed by the Company for $0.001 each if a Registration Statement covering the shares underlying the Series H warrants has been declared effective and the Company's common stock closes at or above $0.50 for five consecutive days. The Company incurred offering costs of $234,350 related to this offering, consisting of warrants to purchase 200,000 unregistered, restricted shares of common stock, with the same terms as those issued to the investors, valued at $20,600 and 750,000 unregistered, restricted shares of common stock valued at $213,750.

         During April and September 2003, pursuant to Private Placement Memoranda, the Company sold an aggregate 150,000 Units for gross proceeds of $375,000. Each Unit consisted of 10 shares of restricted, unregistered common stock and 10 Series I warrants to purchase one share of unregistered, restricted common stock. Each Series I warrant entitles the holder to purchase a share of common stock at $0.50 per share and expires on March 30, 2005. The Company received subscription agreements for the issuance of an additional 450,000 Units. However, the proceeds of $1,125,000 were never received. The matter is now subject to litigation as discussed in Note 8 under Composite Technology Corporation v. Acquvest, Inc., Paul Koch, Victoria Koch, Patricia Manolis, and Michael Tarbox. The shares related to the 450,000 Units were issued by the transfer agent and were being held by the attorney handling the matter for the Company. The shares were canceled in October 2003.

         During August 2003, pursuant to Private Placement Memoranda, the Company sold an aggregate 16,667 Units for gross proceeds of $50,000. Each Unit consisted of 10 shares of restricted, unregistered common stock and five Series O warrants to purchase one share of unregistered, restricted common stock. Each Series O warrant entitles the holder to purchase one share of common stock at $0.60 per share and expires at the earlier of June 30, 2005 or three weeks following written notification by the Company that its common stock closed at or above $0.90 per share for 10 consecutive trading days. In addition, the Series O warrants can be redeemed by the Company for $0.001 each if a Registration Statement covering the shares underlying the Series O warrants has been declared effective and the Company's common stock closes at or above $0.90 for 10 consecutive days.

                                                COMPOSITE TECHNOLOGY CORPORATION
                                                                  AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                              SEPTEMBER 30, 2003
--------------------------------------------------------------------------------


NOTE 10 - SHAREHOLDERS' EQUITY (CONTINUED)

         Common Stock (Continued)

         Cash (Continued)

         During September 2003, pursuant to Private Placement Memoranda, the Company sold an aggregate 50,000 Units for gross proceeds of $125,000. Each Unit consisted of 10 shares of restricted, unregistered common stock and 10 Series N warrants to purchase one share of unregistered, restricted common stock. Each Series N warrant entitles the holder to purchase one share of common stock at $0.50 per share and expires at the earlier of June 30, 2005 or three weeks following written notification by the Company that its common stock closed at or above $0.75 per share for 10 consecutive trading days. In addition, the Series N warrants can be redeemed by the Company for $0.001 each if a Registration Statement covering the shares underlying the Series N warrants has been declared effective and the Company's common stock closes at or above $0.75 for 10 consecutive days.

         During September 2003, pursuant to Private Placement Memoranda, the Company sold an aggregate 332,500 Units for gross proceeds of $1,330,000. Each Unit consisted of 10 shares of restricted, unregistered common stock and two Series P warrants to purchase one share of unregistered, restricted common stock. Each Series P warrant entitles the holder to purchase one share of common stock at $0.80 per share and expires at the earlier of July 30, 2005 or three weeks following written notification by the Company that its common stock closed at or above $1.20 per share for 10 consecutive trading days. In addition, the Series P warrants can be redeemed by the Company for $0.001 each if a Registration Statement covering the shares underlying the Series P warrants has been declared effective and the Company's common stock closes at or above $1.20 for 10 consecutive days.

         During September 2003, pursuant to Private Placement Memoranda, the Company sold an aggregate of 311,240 restricted unregistered shares of common stock at prices between $0.65 and $1.00 per share for gross proceeds of $277,500.

         Red Guard

         On July 12, 2001, TTC granted to Red Guard an option to purchase up to $500,000 of Series B, 10% cumulative, convertible preferred stock of TTC (the "TTC Series B Preferred") at $100 per share (the "Red Guard Option") and a warrant to purchase up to 1,905,660 shares of TTC Common Stock at $1.26 per share (the "Red Guard Warrant") in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act.

                                                COMPOSITE TECHNOLOGY CORPORATION
                                                                  AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                              SEPTEMBER 30, 2003
--------------------------------------------------------------------------------


NOTE 10 - SHAREHOLDERS' EQUITY (CONTINUED)

         Stock Options

         Red Guard (Continued)

         The Red Guard Option and Warrant were granted to Red Guard as an inducement to modify the conversion price of the TTC Series A Preferred from an initial conversion price of $0.20 per share, as adjusted for TTC stock splits prior to the November 3, 2001 reverse acquisition transaction with CTC, to $0.47 per share after accounting for the effects of the CTC reverse acquisition transaction. The Red Guard Option was exercisable at any time and expired on January 12, 2002.

         On August 28, 2001, Red Guard exercised a portion of the Series B option and purchased an aggregate $100,000 of Series B Preferred from the Company. On October 11, 2001, Red Guard assigned an additional portion of this option to an unrelated individual who then exercised the option to purchase an aggregate $32,000 of Series B Preferred from the Company. The remaining portion of the Red Guard Option expired on January 12, 2002.

         The following table summarizes all Red Guard Option activity from the grant date through September 30, 2003:


                                                                       Weighted-
                                                                        Average
                                                            Number     Exercise
                                                           of Shares     Price
                                                           ---------   ---------

         Outstanding, March 18, 2001 (inception)               --       $   --
           Granted                                          5,000       $ 1.26
           Exercised                                       (1,000)      $ 1.26
                                                           ------

         Outstanding, September 30, 2001                    4,000       $ 1.26
           Exercised                                         (320)      $ 1.26
           Canceled/expired                                (3,680)      $ 1.26
                                                           ------

             OUTSTANDING, SEPTEMBER 30, 2002 AND 2003          --       $   --
                                                           ======

                                                COMPOSITE TECHNOLOGY CORPORATION
                                                                  AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                              SEPTEMBER 30, 2003
--------------------------------------------------------------------------------


NOTE 10 - SHAREHOLDERS' EQUITY (CONTINUED)

         Stock Options

         Stock Plan

         On May 15, 2001, TTC established the 2001 Incentive Compensation Stock Option Plan (the "Plan"). The purpose of the Plan is to grant options to purchase the Company's common stock to employees of the Company and any subsidiaries to attract and retain persons of ability and provide incentives for them to exert their best efforts on behalf of the Company. The Plan is administered by either the Company's Board of Directors or a committee established and appointed by the Board of Directors. Under the Plan, the Board has reserved 4,764,000 shares of common stock to support the underlying options which may be granted. As part of TTC's acquisition by CTC on November 3, 2001, the Plan was terminated, and the options were converted into options to purchase shares of CTC's common stock pursuant to the 2002 Non-Qualified Stock Compensation Plan (the "Stock Plan"). The number of shares reserved initially under the Stock Plan was 9,000,000. This number was increased to 14,000,000 on October 24, 2002.

         The exercise price of the underlying shares will be determined by the Board of Directors; however, the exercise price may not be lower than 100% of the mean of the last reported bid and asked price of the Company's common stock as quoted on the NASDAQ Bulletin Board or any other exchange or organization. The term of each option will be established by the Board of Directors at the date of issue and may not exceed 10 years. The Plan automatically terminates on May 15, 2021 and no options under the Plan may be granted after May 15, 2011.

         In June 2001, the TTC Board of Directors granted an aggregate 1,357,740 options to various officers and employees to purchase an equivalent number of shares of TTC restricted, unregistered common stock. The options were issued exercise prices of either $0.31 or $0.35 per share and expire in either June 2006 or June 2011. On March 31, 2002, the Company granted an aggregate 5,200,000 options to various consulting professionals to purchase an equivalent number of shares registered under the Company's Form S-8, filed in February 2002 for services to be rendered over the next one to five years from the grant date. The options were issued at exercise prices between $0.08 and $2.00 per share. These options expire at various dates between March 31, 2003 and December 31, 2011.

         On April 1, 2002, the Company granted 750,000 options to a consulting professional to purchase an equivalent number of shares registered under the Company's Form S-8, filed in February 2002 for services to be rendered over the next one year from the grant date. The options were issued at an exercise price of $0.50 per share. The options vested as follows: 150,000 immediately upon issue and 150,000 per year on the grant anniversary date from April 1, 2003 through April 1, 2006.

                                                COMPOSITE TECHNOLOGY CORPORATION
                                                                  AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                              SEPTEMBER 30, 2003
--------------------------------------------------------------------------------


NOTE 10 - SHAREHOLDERS' EQUITY (CONTINUED)

         Stock Options (Continued)

         Stock Plan (Continued)

         The Company recorded deferred compensation of $1,664,275 related to 3,200,000 of the options granted on March 31, 2002 and the 750,000 options granted on April 1, 2002. The Company recorded compensation expense of $572,549 and $429,980 during the years ended September 30, 2003 and 2002, respectively, for the value of the legal, consulting, and research and development services rendered during those years.

         In February, July, and August 2003, the Company granted options to purchase 750,000, 250,000, and 2,950,000 shares, respectively, of common stock to employees at exercise prices of $0.25, $0.25, and $0.53, respectively. The options vest between three and five years from the date of grant and expire 10 years from the date of grant.

         The following table summarizes all Plan activity through September 30, 2003.

                                                                        Weighted-
                                                                        Average
                                                         Number         Exercise
                                                       of Shares          Price
         Outstanding, March 18, 2001 (inception)              --       $       --
           Granted                                     1,357,740       $     0.35
                                                      ----------

         Outstanding, September 30, 2001               1,357,740       $     0.35
           Granted                                     5,950,000       $     0.35
           Exercised                                  (2,000,000)      $     0.24
                                                      ----------

         Outstanding, September 30, 2002               5,307,740       $     0.39
           Granted                                     3,950,000       $     0.46
           Exercised                                     (60,000)      $     0.25
           Canceled                                   (1,000,000)      $     0.69
                                                      ----------

             OUTSTANDING, SEPTEMBER 30, 2003           8,197,740       $     0.39
                                                      ==========

             EXERCISABLE, SEPTEMBER 30, 2003           2,872,407       $     0.38
                                                      ==========

                                                COMPOSITE TECHNOLOGY CORPORATION
                                                                  AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                              SEPTEMBER 30, 2003
--------------------------------------------------------------------------------


NOTE 10 - SHAREHOLDERS' EQUITY (CONTINUED)

         Stock Options (Continued)

         Stock Plan (Continued)

         The weighted-average remaining contractual life of the options outstanding at September 30, 2003 was 4.9 years. The exercise prices of the options outstanding at September 30, 2003 ranged from $0.08 to $2, and information relating to these options is as follows:

                                                                                   Weighted-         Weighted-
                                                                Weighted-           Average           Average
                                                                 Average           Exercise          Exercise
             Range of           Stock             Stock         Remaining           Price of          Price of
             Exercise          Options           Options       Contractual          Options            Options
             Prices          Outstanding        Exercisable        Life           Outstanding        Exercisable
             ------          -----------        -----------    -----------        -----------        -----------
         $ 0.08 - 0.10        1,000,000           666,667        3.62 years          $ 0.10             $ 0.10
         $ 0.25 - 0.53        6,997,740         2,005,740        5.10 years          $ 0.39             $ 0.32
         $ 1.75 - 2.00          200,000           200,000        3.62 years          $ 1.88             $ 1.88
                              ---------         ---------

                              8,197,740         2,872,407
                              =========         =========


         The Company has adopted the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation cost other than that required to be recognized by APB 25 for the difference between the fair value of the Company's common stock at the grant date and the exercise price of the options has been recognized. Had compensation cost for the Company's Stock Plan been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share for the years ended September 30, 2003 and 2002 would have been increased to the pro forma amounts indicated below:

                                                                      2003                2002
                                                                  -------------       -------------
         Net loss
             As reported                                          $  (6,751,252)      $  (4,518,082)
             Add stock based employee compensation
                  expense included in net income, net of tax                 --                  --
             Deduct total stock based employee compensation
                  expense determined under fair value method
                  for all awards, net of tax                            (73,520)                 --
                                                                  -------------       -------------

                      PRO FORMA                                   $  (6,824,772)      $  (4,518,082)
                                                                  =============       =============

         Earnings per common share
             Basic - as reported                                  $       (0.08)      $       (0.07)
             Basic - pro forma                                    $       (0.08)      $       (0.07)
             Diluted - as reported                                $       (0.08)      $       (0.07)
             Diluted  pro forma                                   $       (0.08)      $       (0.07)

                                                COMPOSITE TECHNOLOGY CORPORATION
                                                                  AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                              SEPTEMBER 30, 2003
--------------------------------------------------------------------------------


NOTE 10 - SHAREHOLDERS' EQUITY (CONTINUED)

         Stock Options (Continued)

         Stock Plan (Continued)

         For purposes of computing the pro forma disclosures required by SFAS No. 123, the fair value of each option granted to employees and directors is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for the year ended September 30, 2003: dividend yield of 0%, expected volatility of 100%, risk-free interest rate of 3.25%, and expected life of five years. The weighted-average fair value of options granted during the year ended September 30, 2003 for which the exercise price was greater than the market price on the grant date was $0.31, and the weighted-average exercise price was $0.30. The weighted-average fair value of options granted during the year ended September 30, 2003 for which the exercise price was less than the market price on the grant date was $0.46, and the weighted-average exercise price was $0.50. No stock options were granted during the year ended September 30, 2003 for which the exercise price was equal to the market price on the grant date. Stock options were not granted to employees or directors during the year ended September 30, 2002.

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which do not have vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

         Warrants

         On July 12, 2001, TTC issued to Red Guard, as an inducement to modify the conversion price of the TTC Series A Preferred from an initial conversion price of $0.20 per share, as adjusted for TTC stock splits prior to the November 3, 2001 reverse acquisition transaction with CTC to $0.47 per share after accounting for the effects of the CTC reverse acquisition transaction, a stock warrant to purchase 1,905,600 shares of TTC restricted, unregistered common stock at a price of $1.26 per share, in reliance upon the exemption from registration set forth in
         Section 4(2) of the Securities Act of 1933. This warrant is exercisable at any time after its issuance and expires on June 12, 2006. Due to the uncertainty related to the ultimate exercise for purchase of any shares covered by this warrant, TTC did not assign any compensation expense upon the issuance of this warrant.

                                                COMPOSITE TECHNOLOGY CORPORATION
                                                                  AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                              SEPTEMBER 30, 2003
--------------------------------------------------------------------------------


NOTE 10 - SHAREHOLDERS' EQUITY (CONTINUED)

         Warrants (Continued)

         CTC intends to substitute CTC shares of common stock in place of the TTC stock prescribed in the above warrant. On October 18, 2001, the holder of the Warrant to purchase shares of the Company's common stock exercised 7,940 warrants and purchased 7,940 shares of restricted, unregistered common stock for $10,000 cash.

         In April 2003, the Company granted 50,000 Series K warrants valued at $11,750 as payment for a legal settlement. Each Series K warrant entitles the holder to purchase one share of restricted unregistered common stock at $0.50 per share and expires on September 30, 2005.

         In April 2003, the Company granted 250,000 Series L warrants valued at $61,250 as payment for services rendered. Each Series L warrant entitles the holder to purchase one share of restricted unregistered common stock at $0.42 per share and expires on April 8, 2006.

         In September 2003, 267,500 warrants were exercised at exercise prices between $0.25 and $0.50 per share.

         The following table presents warrant activity through September 30, 2003:


                                                                         Weighted-
                                                                          Average
                                                         Number          Exercise
                                                       of Shares           Price
                                                       ----------       -----------
         Outstanding, March 18, 2001 (inception)               --       $        --
           Granted                                      1,905,600       $      1.26
                                                       ----------

         Outstanding, September 30, 2001                1,905,600       $      1.26
           Granted                                        848,630       $      0.50
           Exercised                                       (7,940)      $      1.26
                                                       ----------

         Outstanding, September 30, 2002                2,796,290       $      1.06
           Granted                                     14,568,834       $      0.46
           Exercised                                     (267,500)      $      0.29
                                                       ----------

             OUTSTANDING, SEPTEMBER 30, 2003           17,047,624       $      0.55
                                                       ==========

             EXERCISABLE, SEPTEMBER 30, 2003           17,047,624       $      0.55
                                                       ==========

                                                COMPOSITE TECHNOLOGY CORPORATION
                                                                  AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                              SEPTEMBER 30, 2003
--------------------------------------------------------------------------------


NOTE 11 - INCOME TAXES

         The provision for (benefit from) income taxes differs from the amount that would result from applying the federal statutory rate for the years ended September 30, 2003 and 2002 as follows:


                                                               2003               2002
                                                            -----------       -----------
         Statutory regular federal income benefit rate      $(2,001,500)      $(1,955,800)
         Change in valuation allowance                        2,337,700                --
         State tax, net of federal benefit                     (342,300)               --
         Other                                                    6,100         1,955,800
                                                            -----------       -----------
             TOTAL                                          $        --       $        --
                                                            ===========       ===========


         Significant components of the Company's deferred tax assets and liabilities for federal and state income taxes as of September 30, 2003 consisted of the following:


         Deferred tax assets
             Net operating loss carry-forwards                 $ 4,106,400
             Compensation for fair value of stock options          245,400
             Warrants issued for services                           26,300
             Warrants issued for legal settlement                    5,100
             Accrued payroll                                        26,300
             Accrued officer compensation                          109,500
             Less valuation allowance                           (4,519,000)
                                                               -----------

                  NET DEFERRED TAX ASSETS                      $        --
                                                               ===========


         During the year ended September 30, 2003, the valuation allowance increased by $2,751,000. As of September 30, 2003, the Company had net operating loss carry-forwards for federal and state income tax purposes of approximately $10,381,000 and $10,381,000, respectively. The net operating loss carry-forwards begin expiring in 2020 and 2010, respectively. The amount and availability of the net operating loss carry-forwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three-year, look-back period, whether there is a deemed more than a 50% change in control, the applicable long-term tax exempt bond rate, continuity of historical business, and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carry-forwards.

                                                COMPOSITE TECHNOLOGY CORPORATION
                                                                  AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                              SEPTEMBER 30, 2003
--------------------------------------------------------------------------------


NOTE 12 - RELATED PARTY TRANSACTIONS

         Prior to the November 3, 2001 acquisition of TTC by CTC, TTC engaged in significant transactions involving both its preferred stock and its common stock of TTC with Red Guard, an entity in which a shareholder, officer, and director of TTC, and subsequently, of the Company, is also a shareholder and was an officer through December 2001. Key transactions involving this relationship included the issuance of the Series A and Series B Preferred Stock, the issuance of common stock to acquire various marketable and restricted securities in various unrelated entities, and to acquire the rights to negotiate to acquire the license to manufacture, develop, and sell certain patent-pending composite reinforced aluminum conductor technologies.

         On September 30, 2002, the Company and Red Guard consummated a transaction, whereby Red Guard exchanged 100% of the issued and outstanding Series A preferred stock, all accrued but unpaid dividends, certain short-term working capital loans, and all accrued but unpaid interest in return for all of the Company's investment interests in other companies, except for the investment in IPS.

NOTE 13 - SUBSEQUENT EVENTS

         Exchange Offer

         In November 2003, the Company made an offer to the holders of the Series E and Series H warrants that if the holders exercised their warrants before December 31, 2003, the holder would receive one share of unregistered common stock and one Series R warrant to purchase 0.2 share of unregistered restricted common stock. Each Series R warrant entitled the holder to purchase one share of common stock at $2 per share and expires on December 30, 2005. In addition, the Series R warrants can be redeemed by the Company for $0.001 each if a Registration Statement covering the shares underlying the Series R warrants has been declared effective and the Company's common stock closes at or above $3 for 10 consecutive days. In December 2003, the Company issued 755,555 shares of unregistered restricted common stock and 151,111 Series R warrants.

         Stock for Lease Agreement

         In December 2003, as part of entering into a lease agreement for its new offices and warehouse, the Company issued 140,160 shares of unregistered restricted common stock valued at $147,168 to the lessor as payment for the first two month's rent.

         Stock for Services

         In October and November 2003, the Company issued an aggregate of 200,000 shares of common stock as payment for legal services valued at $380,500.

         In November 2003, the Company issued 20,000 shares of restricted unregistered common stock valued at $28,050 for consulting services.

                                                COMPOSITE TECHNOLOGY CORPORATION
                                                                  AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                              SEPTEMBER 30, 2003
--------------------------------------------------------------------------------


NOTE 13 - SUBSEQUENT EVENTS (CONTINUED)

         Exercise of Stock Options

         In December 2003, a former employee exercised 50,000 stock options on a cashless basis and received 44,318 shares of common stock

         Cash

         In December 2003, the Company issued 2,400,000 Units for cash proceeds of $2,790,000 net of offering costs of $210,000. Each unit consisted of one share of the Company's unregistered restricted common stock and 0.5 warrant to purchase one share of the Company's unregistered restricted common stock at an exercise price of $2.04 per share. The warrants vest immediately and expire in December 2008. The Company has the right to call the warrants if the closing price of the Company's common stock is greater than 200% of the exercise price of the warrants for 20 consecutive trading days.

         During November 2003, pursuant to Private Placement Memoranda, the Company sold an aggregate 25,000 Units for gross proceeds of $100,000. Each Unit consisted of 10 shares of restricted, unregistered common stock and two Series P warrants to purchase one share of unregistered, restricted common stock. Each Series P warrant entitles the holder to purchase a share of common stock at $0.80 per share and expires at the earlier of July 30, 2005 or three weeks following written notification by the Company that its common stock closed at or above $1.20 per share for 10 consecutive trading days. In addition, the Series P warrants can be redeemed by the Company for $0.001 each if a Registration Statement covering the shares underlying the Series P warrants has been declared effective and the Company's common stock closes at or above $1.20 for 10 consecutive days.

         During November 2003, pursuant to Private Placement Memoranda, the Company sold an aggregate of 89,360 shares of restricted unregistered common stock at $1.40 per share for gross proceeds of $125,104.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     COMPOSITE TECHNOLOGY CORPORATION


                                     By:  /s/ Benton H Wilcoxon
                                          ---------------------------
                                          Benton H Wilcoxon
                                          Chief Executive Officer

                                         Dated: January 29, 2004


         In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                     /s/ Benton H Wilcoxon
                                     -------------------------------
                                     Benton H Wilcoxon
                                     Chief Executive Officer,
                                     Chairman, and Secretary

                                     Dated:   January 29, 2004


                                     /s/ C. William Arrington
                                     -------------------------------
                                     C. William Arrington
                                     President and Director

                                     Dated:   January 29, 2004


                                     /s/ Benton H Wilcoxon
                                     -------------------------------
                                     Benton H Wilcoxon
                                     Acting Chief Financial Officer

                                     Dated:   January 29, 2004