Form 10QSB
period 2003-12-31
COMPOSITE TECHNOLOGY CORP
filed 2004-02-23
CIK 317477

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

--------------------------------------------------------------------------------

(Mark one)

   [X] Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2003

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

                  2026 McGaw Avenue, Irvine, California 92614
          -------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                 (949) 428-8500
                                 --------------
                        (Registrant's telephone number)


--------------------------------------------------------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: February 10, 2004: 101,331,049
                                          ---------------------------

Transitional Small Business Disclosure Format (check one):   YES [ ] NO [X]

                        COMPOSITE TECHNOLOGY CORPORATION

                 Form 10-QSB for the Quarter ended June 30, 2003

                                Table of Contents


                                                                           Page
                                                                           ----
PART I - FINANCIAL INFORMATION

  Item 1   Financial Statements                                              3

  Item 2   Management's Discussion and Analysis of Financial Condition      12

  Item 3   Controls and Procedures                                          13


PART II - OTHER INFORMATION

  Item 1   Legal Proceedings                                                13

  Item 2   Changes in Securities                                            13

  Item 3   Defaults Upon Senior Securities                                  13

  Item 4   Submission of Matters to a Vote of Security Holders              13

  Item 5   Other Information                                                14

  Item 6   Exhibits and Reports on Form 8-K                                 14

SIGNATURES                                                                  14

ITEM 1

PART 1 - FINANCIAL STATEMENTS


                                                COMPOSITE TECHNOLOGY CORPORATION
                                                                  AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                                           CONDENSED, CONSOLIDATED BALANCE SHEET
                                                   December 31, 2003 (unaudited)
--------------------------------------------------------------------------------

                                     ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                          $  2,935,651
     Prepaid expenses and other current assets                               345,168
                                                                        ------------

         Total current assets                                              3,280,819

PROPERTY AND EQUIPMENT, net                                                  342,904
OTHER ASSETS                                                                   9,000
                                                                        ------------
                TOTAL ASSETS                                            $  3,632,723
                                                                        ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable - trade                                           $    576,517
     Accrued legal settlement                                                102,935
     Accrued payroll and related expenses                                    141,163
     Accrued dividends payable                                                45,393
     Accrued officer compensation                                            255,619
                                                                        ------------

         Total current liabilities                                         1,121,627
                                                                        ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
     Series B Preferred stock, $0.001 par value
         5,000,000 shares authorized
         1,000 shares issued and outstanding                                       1
     Common stock, $0.001 par value
         200,000,000 shares authorized
         101,102,653 shares issued and outstanding                           101,103
     Common stock committed                                                  107,425
     Common stock subscription receivable                                   (148,522)
     Deferred compensation - stock options                                  (557,296)
     Additional paid-in capital                                           16,588,028
     Deficit accumulated during the development stage                    (13,579,643)
                                                                        ------------

            Total shareholders' equity                                     2,511,096
                                                                        ------------

                TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $  3,632,723
                                                                        ============

   The accompanying notes are an integral part of these financial statements.

                                                COMPOSITE TECHNOLOGY CORPORATION
                                                                  AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                                CONDENSED, CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002 (UNAUDITED) AND FOR THE PERIOD FROM MARCH 28, 2001 (INCEPTION) TO DECEMBER 31, 2003
                                                                     (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                          For the
                                                                                        Period from
                                                                                          March 28,
                                                                                            2001
                                                      For the Three Months Ended      (Inception) to
                                                             December 31,               December 31,
                                                        2003              2002              2003
                                                    ------------      ------------      ------------
                                                     (unaudited)       (unaudited)      (unaudited)
OPERATING EXPENSES
     Officer compensation                           $     95,000      $         --      $    659,900
     General and administrative                          745,736            82,884         2,382,086
     Legal, professional, and consulting                 572,083           144,903         5,109,926
     Research and development                            251,305           211,703         3,461,594
     Reorganization                                           --                --            30,000
     Depreciation                                          9,192             1,350            32,367
     Compensation expense related to
         issuances of common stock at
         less than fair value                                 --                --           603,500
     Compensation expense related to
         fair value of stock options - legal              64,125            76,850           499,775
     Compensation expense related to
         fair value of stock options - research
         and development                                  40,325           111,569           607,204
                                                    ------------      ------------      ------------

            Total operating expenses                   1,777,766           629,259        13,386,352
                                                    ------------      ------------      ------------

LOSS FROM OPERATIONS                                  (1,777,766)         (629,259)      (13,386,352)
                                                    ------------      ------------      ------------

OTHER EXPENSE
     Interest expense                                         --            (3,250)          (16,968)
     Carrying value impairment adjustment
         on investments in other companies                    --                --          (137,230)
                                                    ------------      ------------      ------------

            Total other expense                               --            (3,250)         (154,198)
                                                    ------------      ------------      ------------

NET LOSS                                            $ (1,777,766)     $   (632,509)     $(13,540,550)

PREFERRED STOCK DIVIDENDS                                  5,000             3,300            39,093
                                                    ------------      ------------      ------------

NET LOSS AVAILABLE TO COMMON
     SHAREHOLDERS                                   $ (1,782,766)     $   (635,809)     $(13,579,643)
                                                    ============      ============      ============

BASIC AND DILUTED
     LOSS PER SHARE                                 $      (0.02)     $      (0.01)
     Loss per share                                           --                --
                                                    ============      ============

TOTAL BASIC AND DILUTED LOSS PER SHARE
     AVAILABLE TO COMMON SHAREHOLDERS               $      (0.02)     $      (0.01)
                                                    ============      ============

WEIGHTED-AVERAGE COMMON SHARES
     OUTSTANDING                                      99,398,246        75,303,297
                                                    ============      ============

   The accompanying notes are an integral part of these financial statements.

                                                COMPOSITE TECHNOLOGY CORPORATION
                                                                  AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                                CONDENSED, CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002 (UNAUDITED) AND FOR THE PERIOD FROM MARCH 28, 2001 (INCEPTION) TO DECEMBER 31, 2003
                                                                     (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                         For the
                                                                                        Period from
                                                                                         March 28,
                                                                                           2001
                                                      For the Three Months Ended      (Inception) to
                                                              December 31,              December 31,
                                                        2003              2002             2003
                                                     (unaudited)       (unaudited)      (unaudited)
                                                    ------------      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                        $ (1,777,766)     $   (632,509)     $(13,540,550)
    Adjustments to reconcile net loss
      to net cash used in operating activities
        Depreciation                                       9,192             1,350            32,367
        Amortization of prepaid expenses
             originally paid with common stock           190,000            29,318           276,148
        Issuance of common stock for
          consulting, legal, and other expenses           28,050                --         5,694,527
        Issuance of common stock for legal
          settlement                                          --                --            93,750
        Issuance of warrants for services
          rendered for research and
          development                                         --                --            61,250
        Issuance of warrants for legal
          settlement                                          --                --            11,750
        Compensation expense related to
          issuances of common stock at
          less than fair value                                --                --           603,500
        Compensation expense related to
          fair value of stock options                    104,451           188,419         1,106,980
        Carrying value impairment adjustment
          on investments in other companies                   --                --           137,230
        (Increase) decrease in Prepaid expenses
             and other current assets                     74,036                --           230,421
        Increase (decrease) in
          Accounts payable - trade                  $    110,072      $    344,046      $    582,815
          Accrued legal settlement                       (42,665)          102,935           145,600
          Accrued payroll and related
             expenses                                     79,911           141,163            61,252
          Accrued interest payable                        (9,851)           13,101            13,101
          Accrued officer compensation                        --            33,850           225,691
                                                    ------------      ------------      ------------

Net cash used in operating activities                 (1,224,719)          (45,377)       (4,226,922)
                                                    ------------      ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Cash advanced by (to) officers, net                       --                --            29,928
    Purchase of property and equipment                  (151,363)         (102,950)         (375,271)
    Investments in other companies                            --                --           (40,000)
                                                    ------------      ------------      ------------

Net cash provided by (used in) investing
  activities                                            (151,363)         (102,950)         (385,343)
                                                    ------------      ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Common stock subscription receivable                 (98,522)               --          (148,522)
    Proceeds from sale of committed stock                     --                --           194,375
    Payment for costs associated with
      the sale of common stock                          (220,030)               --          (237,030)
    Proceeds from notes payable                               --                --           253,000
    Proceeds from sale of preferred stock                     --                --           132,000
    Proceeds from exercise of warrants                   153,125                --           153,125
    Proceeds from sale of common stock                 3,346,662           232,270         7,200,968
                                                    ------------      ------------      ------------

Net cash provided by financing activities              3,181,235           232,270         7,547,916
                                                    ------------      ------------      ------------


Net increase in cash and cash equivalents           $  1,805,153      $     83,943      $  2,935,651

CASH AND CASH EQUIVALENTS, BEGINNING
    OF PERIOD                                          1,130,498            13,956                --
                                                    ------------      ------------      ------------

CASH AND CASH EQUIVALENTS, END OF
    PERIOD                                          $  2,935,651      $     97,899      $  2,935,651
                                                    ============      ============      ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW

INFORMATION
    INTEREST PAID                                   $         --      $      9,851      $        150
                                                    ============      ============      ============

   The accompanying notes are an integral part of these financial statements.

NOTE 1 - ORGANIZATION AND LINE OF BUSINESS

         We are an Irvine, CA-based company providing innovative technology solutions for electric power transmission systems using our proprietary advanced composite technologies. Our first product is a family of high performance aluminum conductor composite core ("ACCC") cables for electric transmission and distribution lines.

         In December 2003, the first commercial order was received for our ACCC cable for a new transmission line in Kansas. This order requires a small size ACCC cable to replace a "Hawk" size designation, which we anticipate to begin to produce in the second quarter of 2004. We will continue to design and produce other sizes of ACCC cable to fill customer requirements.

         In December 2003, the Company incorporated three inactive subsidiaries as Nevada corporations: CTC Wind Systems Corporation ("CTCWSC"), CTC Cable Corporation ("CTCCC"), and CTC Towers & Poles Corporation ("CTCTPC").

         NOTE 2 - GOING CONCERN

         The Company has received a report from its independent auditors that includes an explanatory paragraph describing the uncertainty as to the Company's ability to continue as a going concern. These consolidated financial statements contemplate the ability to continue as such and do not include any adjustments that might result from this uncertainty.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation

         The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended September 30, 2003. The results of operations for the three months ended December 31, 2003 are not necessarily indicative of the results that may be expected for the year ended September 30, 2004.

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

         Principles of Consolidation

         The consolidated financial statements include the accounts of CTC and its wholly owned subsidiaries, (collectively, the "Company"). All significant inter-company accounts and transactions are eliminated in consolidation.

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

         The  following   common  stock   equivalents  were  excluded  from  the
         calculation of diluted loss per share since their effect would have been anti-dilutive:

                                                         December 31,
                                                   -------------------------
                                                     2003             2002
                                                   ----------      ---------
          Series B convertible preferred stock         80,000        105,600
          Options for common stock                  7,947,740      5,307,740
          Warrants                                 13,189,569      6,096,290


NOTE 4 - PROPERTY AND EQUIPMENT

         Property and equipment at December 31, 2003 consisted of the following:

          Office furniture and equipment                      $ 75,587
          Manufacturing equipment                              299,684
                                                              --------

                                                               375,271

          Less accumulated depreciation                         30,367
                                                              --------

              TOTAL                                           $342,904
                                                              ========


         Depreciation expense was $9,192, $1,350 and $32,367 for the three months ended December 31, 2003 and 2002 and the period from March 28, 2001 (inception) to December 31, 2003, respectively.


NOTE 5 - SHAREHOLDERS' EQUITY

         Common Stock

         Services Rendered

         During the three months ended December 31, 2003, the Company issued 200,000 shares of free trading common stock registered pursuant to Form S-8 to one individual for legal services valued at $383,000, which approximated the closing price of the Company's common stock as quoted on the NASDAQ Electronic Bulletin Board on the date of issue. Of this amount, $193,000 remained as prepayment for those legal services at December 31, 2003.

         During the three months ended December 31, 2003, the Company committed to issue 20,000 shares of the Company's restricted, unregistered common stock to one individual for consulting services. This transaction was valued at $28,050, which approximates the "fair value" of the Company's stock on the date of the transaction using the discounted closing price of the Company's common stock as quoted on the NASDAQ Electronic Bulletin Board.

         Cash

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

         Exchange Offer

         In November 2003, the Company made an offer to the holders of the Series E and Series H warrants that if the holders exercised their warrants before December 10, 2003, the holder would receive one share of unregistered common stock and one Series R warrant to purchase 0.2 share of unregistered restricted common stock. Each Series R warrant entitled the holder to purchase one share of common stock at $2 per share and expires on December 30, 2005. In addition, the Series R warrants can be redeemed by the Company for $0.001 each if a Registration Statement covering the shares underlying the Series R warrants has been declared effective and the Company's common stock closes at or above $3 for 10 consecutive days and if the shares underlying the warrants have been registered. In December 2003, the Company issued 592,500 shares of unregistered restricted common stock and 58,500 Series R warrants in exchange for proceeds of $153,125.

         Stock Options

         Stock Plan

         The Company recorded deferred compensation of $1,664,275 related to 3,200,000 options granted on March 31, 2002 and 750,000 options granted on April 1, 2002. The Company recorded compensation expense of $104,450 and $188,419 during the three months ended December 31, 2003 and 2002, respectively, for the value of the legal, consulting, and research and development services rendered during those periods.

         In December 2003, a former employee exercised 50,000 stock options on a cashless basis and received 44,318 shares of common stock.

         The following table summarizes all Stock Plan activity through December 31, 2003.

                                                                   Weighted-Average
                                                         Number        Exercise
                                                       of Shares         Price
                                                      ----------      -----------
          Outstanding, March 18, 2001 (inception)             --      $       --
            Granted                                    1,357,740      $     0.35
                                                      ----------

          Outstanding, September 30, 2001              1,357,740      $     0.35
            Granted                                    5,950,000      $     0.35
            Exercised                                 (2,000,000)     $     0.24
                                                      ----------

          Outstanding, September 30, 2002              5,307,740      $     0.39
            Granted                                    3,950,000      $     0.46
            Exercised                                    (60,000)     $     0.25
            Canceled                                  (1,000,000)     $     0.69
                                                      ----------

          Outstanding, September 30, 2003              8,197,740      $     0.39
            Exercised                                    (50,000)     $     0.25
            Cancelled                                   (200,000)     $     0.25
                                                      ----------

          OUTSTANDING, DECEMBER 30, 2003               7,947,740      $     0.39
                                                      ==========

          EXERCISABLE, DECEMBER 30, 2003               3,183,573      $     0.38
                                                      ==========


         The Company has adopted the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation cost other than that required to be recognized by APB 25 for the difference between the fair value of the Company's common stock at the grant date and the exercise price of the options has been recognized. Had compensation cost for the Company's Stock Plan been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share for the three months ended December 31, 2003 and 2002 would have been increased to the pro forma amounts indicated below:

                                                                 2003               2002
                                                             -------------      -------------
          Net loss
          As reported                                        $  (1,777,766)     $    (632,507)
          Add stock based employee compensation
            expense included in net income, net of tax                  --                 --
          Deduct total stock based employee compensation
            expense determined under fair value method
            for all awards, net of tax                             (75,242)                --
                                                             -------------      -------------

                   PRO FORMA                                 $  (1,853,008)     $    (632,507)
                                                             =============      =============

           Earnings per common share
               Basic - as reported                           $       (0.02)     $       (0.01)
               Basic - pro forma                             $       (0.02)     $       (0.01)
               Diluted - as reported                         $       (0.02)     $       (0.01)
               Diluted - pro forma                           $       (0.02)     $       (0.01)

         Warrants

         The following table presents Warrant activity through December 31, 2003:

                                                                    Weighted-Average
                                                          Number        Exercise
                                                        of Shares         Price
                                                       ----------      -----------
          Outstanding, March 18, 2001 (inception)              --      $        --
            Granted                                     1,905,600      $      1.26
                                                       ----------

          Outstanding, September 30, 2001               1,905,600      $      1.26
            Granted                                       848,630      $      0.50
            Exercised                                      (7,940)     $      1.26
                                                       ----------

          Outstanding, September 30, 2002               2,796,290      $      1.06
            Granted                                    14,568,834      $      0.46
            Exercised                                    (267,500)     $      0.29
                                                       ----------

          Outstanding, September 30, 2003              17,047,624      $      0.55
            Granted                                     1,378,500      $      1.93
            Exercised                                    (785,555)     $      0.32
            Cancelled                                    (267,500)     $      0.50
                                                       ----------

          OUTSTANDING, DECEMBER 31, 2003               13,189,569      $      0.73
                                                       ==========

          EXERCISABLE, DECEMBER 31, 2003               13,189,569      $      0.73
                                                       ==========


NOTE 6 - SUBSEQUENT EVENTS

         Exercise of Stock options

         In February 2004, a former officer was issued 120,765 shares of common stock on the exercise of 200,000 stock options on a cashless basis.

         Preferred Shares

         In January 2004, the Company converted the 1,000 shares of Series B 10% preferred stock of its subsidiary Transmission Technology Corporation into 80,000 shares of unregistered, restricted common stock. In addition, the Company issued 27,631 shares of unregistered, restricted common stock in satisfaction of the unpaid preferred stock dividends and interest totaling $31,996.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

In the Fiscal Quarter ended December 31, 2003 the Company commenced providing services under a $2.675 million dollar contract for design, production, and installation of a 21 mile long new ACCC transmission line in Kansas during Fiscal Year 2004. Revenue from this contract will be recognized upon completion.

PLAN OF OPERATION

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

ACQUISITION OF PLANT AND EQUIPMENT

We do not own any real estate. We have designed, built and successfully operated two pultrusion lines for ACCC cable. During January 2004 these lines were moved into a new leased facility, along with the materials and machinery necessary to begin construction of an additional high speed production line for development of other products for the electrical energy marketplace during Fiscal Year 2004. Additional fabrication equipment and materials will be necessary to complete these tasks.

PERSONNEL

We currently have 18 full time employees. We have 2 officers, 6 corporate managers, 2 corporate administrative assistants, 4 production managers and 4 production assistants. We also utilize the services of three consultants. Numerous technical skills will be required to bring our products to market. Recruiting efforts have begun and will continue in the near future. Independent consultants, accountants and attorneys have been retained in the past and will continue to be used extensively in the future.

OFF BALANCE SHEET ARRANGEMENTS

There are no off balance sheet arrangements.

ITEM 3 - CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chairman and Chief Executive Officer along with the Company's Chief Financial Officer. Based upon that evaluation, the Company's President and Chief Executive Officer along with the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

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

ITEM 2 -CHANGES IN SECURITIES

In December 2003, the Company issued 2,400,000 Units for cash proceeds of $2,790,000 net of offering costs of $210,000. Each unit consisted of one share of the Company's unregistered restricted common stock and 0.5 warrants to purchase one share of the Company's unregistered restricted common stock at an exercise price of $2.04 per share. The warrants vest immediately and expire in December 2008. The Company has the right to call the warrants if the closing price of the Company's common stock is greater than 200% of the exercise price of the warrants for 20 consecutive trading days.

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

     None

ITEM 5 - OTHER INFORMATION

     None


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

Number         Description
--------------------------------------------------------------------------------

3.1*           Articles of Incorporation of the Company

3.2*           By-Laws of the Company

4.1** Securities Purchase Agreement, Registration Rights Agreement and Common Stock Purchase Warrant

31.1 Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 - Chief Executive Officer

32.1           Certifications pursuant to Section 906  of Sarbanes-Oxley  Act of
               2002.


(*) Incorporated herein by reference to Form 8-K filed with the U. S. Securities and Exchange Commission on November 20, 2001.

(**) Incorporated herein by reference to Form 8-K filed with the U. S. Securities and Exchange Commission on December 19, 2003.


Reports on Form 8-K
-------------------

December 19, 2003      Private placement of common stock and warrants

October 27, 2003       Changes in registrants certifying accountant


--------------------------------------------------------------------------------


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       COMPOSITE TECHNOLOGY CORPORATION


Date: February 20, 2004                /s/ Benton H Wilcoxon
      ----------------                 --------------------------------
                                       Benton H Wilcoxon
                                       Chief Executive Officer,
                                       Chief Financial Officer