Form 10QSB
period 2004-03-31
COMPOSITE TECHNOLOGY CORP
filed 2004-05-24
CIK 317477

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

--------------------------------------------------------------------------------

(Mark one)

  [X] Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

  [_] Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

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


                      2026 McGaw, Irvine, California 92614
          -------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (949) 428-8500
                                 --------------
                         (Registrant's telephone number)

 -------------------------------------------------------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: May 14, 2004: 102,726,834

                            -----------------------

Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

                        COMPOSITE TECHNOLOGY CORPORATION

               Form 10-QSB/A for the Quarter ended March 31, 2004

                                Table of Contents


                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

  Item 1   Financial Statements                                              3

  Item 2   Management's Discussion and Analysis or Plan of Operation        17

  Item 3   Controls and Procedures                                          18

PART II - OTHER INFORMATION

  Item 1   Legal Proceedings                                                19

  Item 2   Changes in Securities                                            19

  Item 3   Defaults Upon Senior Securities                                  19

  Item 4   Submission of Matters to a Vote of Security Holders              19

  Item 5   Other Information                                                19

  Item 6   Exhibits and Reports on Form 8-K                                 20

SIGNATURES                                                                  20

ITEM 1

PART 1 - FINANCIAL STATEMENTS

                COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                        (a development stage enterprise)
                           CONSOLIDATED BALANCE SHEETS
                                 March 31, 2004
                                   (UNAUDITED)


                                     ASSETS

                                                                  MARCH 31, 2004
                                                                  --------------
CURRENT ASSETS
     Cash and cash equivalents                                     $  665,683
     Prepaid expenses and other current assets                        495,989
                                                                   ----------

              Total current assets                                  1,161,672

PROPERTY AND EQUIPMENT, net                                           825,897
OTHER ASSETS                                                            1,000
                                                                   ----------

              TOTAL ASSETS                                         $1,988,569
                                                                   ==========


                                  -CONTINUED -

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.

    The accompanying notes are an integral part of these financial statements

                COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                        (a development stage enterprise)
                     CONSOLIDATED BALANCE SHEETS - CONTINUED
                                 March 31, 2004
                                   (UNAUDITED)


                      LIABILITIES AND SHAREHOLDERS' DEFICIT

                                                             MARCH 31, 2004
                                                             --------------

CURRENT LIABILITIES
     Accounts payable - trade                                  $  1,461,993
     Accrued legal settlement                                        96,534
     Accrued payroll and related expenses                            83,295
     Accrued officer compensation                                   263,004
     Deferred revenue                                               303,500
                                                               ------------
Total current liabilities                                         2,208,326

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
     Common stock, $ 0.001 par value
       200,000,000 shares authorized
       102,726,834 shares issued and outstanding                    102,727
     Common stock committed                                          68,750
     Common stock subscription receivable                          (148,522)
     Deferred compensation - stock options                         (452,845)
     Additional paid-in capital                                  16,842,552
     Deficit accumulated during the development stage           (16,632,419)
                                                               ------------

         Total shareholders' deficit                               (219,757)
                                                               ------------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                    $  1,988,569
                                                               ============

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.

   The accompanying notes are an integral part of these financial statements.

                COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                        (a development stage enterprise)
                    CONSOLIDATED STATEMENTS OF OPERATIONS AND
                     COMPREHENSIVE LOSS Six and Three months
                          ended March 31, 2004 and 2003
      And for the period from March 28, 2001 (Inception) to March 31, 2004

                                   (UNAUDITED)

                                                                                                                      Period from
                                                                                                                     March 28,2001
                                                                                                                        (date of
                                   Three months           Three months           Six months         Six months         inception)
                                      ended                  Ended                  ended             ended             through
                                  March 31, 2004         March 31, 2003        March 31, 2004     March 31, 2003    March 31, 2004
                               ----------------------------------------------------------------------------------------------------
REVENUES                        $        -            $               -          $        -        $        -          $        -
                               --------------------- -------------------- -------------------- ---------------- ------------------

EXPENSES

Officer compensation                         90,335               30,000              185,335           30,000            750,235
General and administrative                  956,543               83,261            1,554,279          166,145          3,338,629
Legal, professional
   and consulting                         1,111,842              281,322            1,683,925          426,225          6,221,768
Research and development                    806,505              806,616            1,205,810        1,018,319          4,268,099
Reorganization                                    -                    -                    -                -             30,000
Depreciation                                 22,047                1,350               31,239            2,700             54,414
Compensation expense
   related to issuances
   of common stock at
   less than fair value                           -                    -                    -                -            603,500
Compensation expense
   related to fair
   value of stock options
   legal                                     64,125               64,125              128,250          140,975            563,900
Compensation expense
    related to fair
    value of stock options
    research and
    development                              40,325              111,568               80,650          223,137            647,529
                               --------------------- -------------------- -------------------- ---------------- ------------------

TOTAL OPERATING
    EXPENSES                             3,091,722            1,378,242            4,869,488         2,007,501        16,478,074

LOSS FROM OPERATIONS                    (3,091,722)          (1,378,242)          (4,869,488)      (2,007,501)       (16,478,074)
                               --------------------- -------------------- -------------------- ---------------- ------------------

                                   -CONTINUED-

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.

   The accompanying notes are an integral part of these financial statements.

                COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                        (a development stage enterprise)
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                  Six and Three months ended March 31, 2004 and
           2003 And for the period from March 28, 2001 (Inception) to
                           March 31, 2004 (Continued)

                                   (UNAUDITED)

                                                                                                                      Period from
                                                                                                                     March 28,2001
                                                                                                                        (date of
                                   Three months           Three months           Six months           Six months       inception)
                                      ended                  Ended                  ended               ended            through
                                  March 31, 2004         March 31, 2003        March 31, 2004       March 31, 2003   March 31, 2004
                               ----------------------------------------------------------------------------------------------------
LOSS FROM OPERATIONS                (3,091,722)             (1,378,242)           (4,869,488)         (2,007,501)      (16,478,074)
                                  ------------            ------------          ------------        ------------      ------------

OTHER EXPENSE
    Interest                              (147)                     --                  (147)             (3,250)          (17,115)
    Carrying value
    impairment
    adjustment on
    investments in
    other companies                         --                      --                    --                  --          (137,230)
                                  ------------            ------------          ------------        ------------      ------------

  Total other expense                     (147)                     --                  (147)             (3,250)         (154,345)
                                  ------------            ------------          ------------        ------------      ------------

NET LOSS                            (3,091,869)             (1,378,242)           (4,869,635)         (2,010,751)      (16,632,419)

PREFERRED STOCK DIVIDENDS                   --                   5,000                    --              10,000                --
                                  ------------            ------------          ------------        ------------      ------------

NET LOSS AVAILABLE TO COMMON
SHAREHOLDERS                      $ (3,091,869)             (1,383,242)           (4,869,635)       $ (2,020,751)     $(16,632,419)

                                   -CONTINUED-

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.

   The accompanying notes are an integral part of these financial statements.

                COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                        (a development stage enterprise)
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                  Six and Three months ended March 31, 2004 and
           2003 And for the period from March 28, 2001 (Inception) to
                           March 31, 2004 (Continued)

                                   (UNAUDITED)

                                                                                                                      Period from
                                                                                                                     March 28,2001
                                                                                                                        (date of
                                   Three months           Three months           Six months           Six months       inception)
                                      ended                  Ended                  ended               ended            through
                                  March 31, 2004         March 31, 2003        March 31, 2004       March 31, 2003   March 31, 2004
                               ----------------------------------------------------------------------------------------------------
BASIC AND FULLY DILUTED
  LOSS PER SHARE                            (0.03)                (0.02)                (0.05)              (0.03)
  LOSS PER SHARE                            (0.03)                (0.02)                (0.05)              (0.03)
                                   --------------        --------------        --------------      --------------

TOTAL BASIC AND DILUTED
  LOSS PER SHARE
  AVAILABLE TO COMMON
  SHAREHOLDERS                              (0.03)                (0.02)                (0.05)              (0.03)
                                   ==============        ==============        ==============      ==============

WEIGHTED-AVERAGE COMMON
  SHARES OUTSTANDING                  102,155,003            81,311,369           100,775,400          66,610,607
                                   ==============        ==============        ==============      ==============

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.

   The accompanying notes are an integral part of these financial statements.

                COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                        (a development stage enterprise)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Six months ended March 31, 2004 and 2003
              And for the period from March 28, 2001 (inception) to
                                 March 31, 2004

                                   (UNAUDITED)

                                                                                                  Period from
                                                                                                 March 28,2001
                                                                                                   (date of
                                                         Six months            Six months          inception)
                                                           ended                ended               through
                                                      March 31, 2004        March 31, 2003       March 31, 2004
                                                      --------------        --------------       --------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                            $ (4,869,635)          (2,010,751)        $(16,632,419)
    Adjustments to reconcile net loss to
      net cash used in operating activities:
      Depreciation                                            31,239                2,700               54,414
      Amortization of prepaid expenses
            originally paid with common stock                325,199             (632,251)             411,347
      Issuance of common stock for
           consulting, legal, and other expenses              69,544            2,243,851            5,736,021
      Issuance of common stock for
           compensation                                       64,005                   --              157,755
      Issuance of warrants for services
           rendered for research and development                  --                   --               61,250
      Issuance of warrants for legal settlement                   --                   --               11,750
      Compensation expense related to
           issuances of common stock at
           less than fair value                                   --                   --              603,500
      Compensation expense related to
          fair value of stock options                        208,901              364,112            1,211,430
      Carrying value impairment adjustment
          on investments in other companies                       --                   --              137,230
      (Increase) decrease in prepaid expenses
          and other current assets                          (203,984)                  --              (47,599)
      Increase (decrease) in -
      Accounts payable - trade                               978,130             (512,043)           1,450,873
      Accrued legal settlement                               (49,066)                  --               96,534
      Accrued payroll and related expenses                    22,043                   --               83,295
      Accrued interest payable                                    --               (9,851)              13,101
      Accrued officer compensation                             7,385               60,072              233,076
      Deferred revenue                                       303,500                   --              303,500
                                                        ------------         ------------         ------------
Net cash provided (used) in operating activities        $ (3,112,739)        $   (494,161)        $ (6,114,942)
                                                        ------------         ------------         ------------

                                   -CONTINUED-

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.

   The accompanying notes are an integral part of these financial statements.

                COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                        (a development stage enterprise)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Six months ended March 31, 2004 and 2003
      And for the period from March 28, 2001 (inception) to March 31, 2004
                                  (continued)

                                   (UNAUDITED)

                                                                                                  Period from
                                                                                                 March 28,2001
                                                                                                   (date of
                                                          Six months           Six months          inception)
                                                              ended              ended              through
                                                         March 31, 2004       March 31, 2003     March 31, 2004
                                                         --------------       --------------     --------------
Net cash provided (used) in operating activities           $(3,112,739)           (494,161)        $(6,114,942)
                                                           -----------         -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES
      Cash advanced by (to) officers, net                           --                  --              29,928
      Investments in other companies                                --                  --             (40,000)
      Purchase of property and equipment                      (656,403)           (133,866)           (880,311)
                                                           -----------         -----------         -----------

Net cash provided by (used in) investing activities           (656,403)           (133,866)           (890,383)
                                                           -----------         -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES
      Common stock subscription receivable                     (98,522)                 --            (148,522)
      Proceeds from sale of committed stock                     56,250                  --             250,625
      Payment for costs associated with
        the sale of common stock                              (220,030)                 --            (237,030)
      Proceeds from notes payable -
          shareholder                                               --              30,000             253,000
      Proceeds from sale of preferred stock                         --                  --             132,000
      Proceeds from exercise of warrants                       219,375                  --             219,375
      Proceeds from sale of common stock                     3,347,254             930,423           7,201,560
                                                           -----------         -----------         -----------

Net cash provided (used)in financing activities              3,304,327             960,423           7,671,008
                                                           -----------         -----------         -----------

Net increase(decrease) in cash and cash equivalents        $  (464,815)        $   332,396         $   665,683

                                   -CONTINUED-

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.

   The accompanying notes are an integral part of these financial statements.

                COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                        (a development stage enterprise)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Six months ended March 31, 2004 and 2003
      And for the period from March 28, 2001 (inception) to March 31, 2004
                                  (continued)

                                   (UNAUDITED)

                                                                                                  Period from
                                                                                                 March 28,2001
                                                                                                   (date of
                                                            Six months          Six months         inception)
                                                              ended              ended              through
                                                          March 31, 2004      March 31, 2003     March 31, 2004
                                                          --------------      --------------     --------------
Net increase(decrease) in cash and cash equivalents        $  (464,815)        $   332,396        $   665,683

CASH AND CASH EQUIVALENTS, BEGINNING OF
      PERIOD                                                 1,130,498              13,956                 --
                                                           -----------         -----------        -----------

CASH AND CASH EQUIVALENTS, END OF
          PERIOD                                           $   665,683         $   346,352        $   665,683
                                                           ===========         ===========        ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION

      CONVERSION OF SHORT TERM WORKING
          CAPITAL LOANS TO COMMON STOCK                             --              30,000             30,000
                                                           ===========         ===========        ===========


   The financial information presented herein has been prepared by management without audit by independent certified public accountants.

   The accompanying notes are an integral part of these financial statements.

NOTE 1 - ORGANIZATION AND LINE OF BUSINESS

      We are an Irvine, CA based company providing innovative technology solutions for electric power transmission systems using our proprietary advanced composite technologies. Our first product is a family of high performance aluminum conductor composite core ("ACCC") cables for electric transmission and distribution lines.

      In December 2003, the first commercial order was received for our ACCC cable for a new transmission line in Kansas. This order requires a small size ACCC cable to replace a "Hawk" size designation, which we began producing in the second quarter of 2004. We will continue to design and produce other sizes of ACCC cable to fill customer requirements. We have received a progress payment of $303,500 against this order which has been recorded as deferred revenue in the accompanying balance sheet.

      In December 2003, the Company incorporated three inactive subsidiaries as Nevada Corporations: CTC Wind Systems Corporation ("CTCWSC"), CTC Cable Corporation ("CTCCC"),and CTC Towers & Poles Corporation ("CTCTPC").

NOTE 2 - GOING CONCERN

      The Company has received a report from its independent auditors for the year ended September 30, 2003 that includes an explanatory paragraph describing the uncertainty as to the Company's ability to continue as a going concern. These consolidated financial statements contemplate the ability to continue as such and do not include any adjustments that might result from this uncertainty.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Basis of Presentation

      The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial
      statements.   In  the  opinion  of  management,   all  normal,   recurring
      adjustments considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended September 30, 2003. The results of operations for the three and six months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended September 30, 2004.

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

      Stock-Based Compensation

      SFAS No. 123, "Accounting for Stock Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and
      Disclosure," defines a fair value based method of accounting for stock-based compensation. However, SFAS No. 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25,"Accounting for Stock Issued to Employees." Entities electing to remain with the accounting method of APB No. 25 must make pro forma disclosures of net income and earnings per share as if the fair value method of accounting defined in SFAS No. 123 had been applied. The Company has elected to account for its stock-based compensation to employees using the intrinsic value method under APB No. 25.

      The Company has adopted the  disclosure-only  provisions  of SFAS No. 123.
      Accordingly, no compensation cost other than that required to be recognized by APB No. 25, the difference between the fair value of the Company's common stock at the grant date and the exercise price of the options has been recognized. Had compensation cost for the Company's Stock Plan been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share for the six months ended March 31, 2004 and 2003 would have been increased to the pro forma amounts indicated below:

                                                                     2004                   2003
                                                                 -------------         -------------
           Net loss, as reported                                 $  (4,880,935)        $  (2,010,751)
           Add stock based employee compensation
             expense included in net income, net of tax                     --                    --
           Deduct total stock based employee compensation
          Expense determined under fair value method
             for all awards, net of tax                               (135,435)              (28,583)
                                                                 -------------         -------------
           Net loss, pro forma                                   $  (5,016,370)        $  (2,039,334)
                                                                 =============         =============

           Earnings per common share
             Basic, as reported                                  $       (0.05)        $       (0.03)
             Basic, pro forma                                    $       (0.05)        $       (0.03)
             Diluted, as reported                                $       (0.05)        $       (0.03)
             Diluted, pro forma                                  $       (0.05)        $       (0.03)

      Principles of Consolidation

      The consolidated financial statements include the accounts of CTC and its wholly owned subsidiaries,(collectively, the "Company"). All significant inter-company accounts and transactions are eliminated in consolidation.

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

      The following common stock  equivalents were excluded from the calculation
      of  diluted   loss  per  share   since  their   effect   would  have  been
      anti-dilutive:

                                                              March 31,
                                                      ------------------------
                                                         2004          2003
                                                      ----------    ----------
          Series B convertible preferred stock                --        80,000
          Options for common stock                     6,890,398     5,057,740
          Warrants                                    12,789,569     8,966,790


NOTE 4 - PROPERTY AND EQUIPMENT

      Property and equipment at March 31, 2004 consisted of the following:

          Manufacturing equipment                              $334,238
          Office furniture equipment                            199,881
             Leasehold improvements                             346,192
                                                               --------
                                                                880,311

          Less accumulated depreciation                          54,414
                                                               --------

              TOTAL                                            $825,897
                                                               ========

      Depreciation expense was $31,239 and $2,700 and $54,414 for the six months ended March 31, 2004 and 2003 and the period from March 28, 2001 (inception) to March 31, 2004.

NOTE 5 - SHAREHOLDERS' EQUITY

      PREFERRED STOCK

      In January 2004, the Company converted the 1,000 shares of Series B 10% preferred stock of its subsidiary Transmission Technology Corporation into 80,000 shares of unregistered, restricted common stock. In addition, the Company issued 27,631 shares of unregistered, restricted common stock in satisfaction of the unpaid preferred stock dividends and interest totaling $31,996.

      COMMON STOCK

      Services Rendered

      During the six months ended March 31, 2004, the Company issued 200,000 shares of free trading common stock registered pursuant to Form S-8 to one individual for legal services valued at $383,000, which approximated the closing price of the Company's common stock as quoted on the NASDAQ Electronic Bulletin Board on the date of issue. Of this amount, $62,801 remained as prepayment for those legal services at March 31, 2004.

      During November 2003, the Company committed to issue 20,000 shares of the Company's restricted, unregistered common stock to one individual for consulting services. This transaction was valued at $28,050, which approximates the "fair value" of the Company's stock on the date of the transaction using the discounted closing price of the Company's common stock as quoted on the NASDAQ Electronic Bulletin Board. During the three months ended March 31, 2004 it was determined by the Company and the consultant that the agreement was not in the best interest of either party and therefore the contract was not consummated or fully executed. The 20,000 shares committed for the consulting services were reversed and the $28,050 was reclassified to accounts payable.

      Cash

      During November 2003, pursuant to a Private Placement Memoranda, the Company sold an aggregate of 25,000 Units for gross proceeds of $100,000. Each Unit consisted of 10 shares of restricted unregistered common stock and two Series P warrants to purchase one share of unregistered, restricted common stock. Each Series P warrant entitles the holder to purchase a share of common stock at $0.80 per share and expires at the earlier of July 30, 2005 or three weeks following written notification by the Company that its common stock closed at or above $1.20 per share for 10 consecutive trading days. In addition, the Series P warrants can be redeemed by the Company for $0.001 each if a Registration Statement covering the shares underlying the Series P warrants has been declared effective and the Company's common stock closes at or above $1.20 for 10 consecutive days.

      During November 2003, pursuant to a Private Placement Memoranda, the Company sold an aggregate of 89,360 shares of restricted unregistered common stock at $1.40 per share for gross proceeds of $125,104.

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

      During the six months ended March 31, 2004, 400,000 Series E Warrants were exercised for total cash consideration of $100,000, or $0.25 per share.

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

      STOCK OPTIONS

      Stock Plan

      The Company recorded deferred compensation of $1,664,275 related to 3,200,000 options granted on March 31, 2002 and 750,000 options granted on April 1, 2002. The Company recorded compensation expense of $208,901 and $364,112 during the six months ended March 31, 2004 and 2003, respectively, for the value of the legal, consulting, and research and development services rendered during those periods.

      In December 2003, a former employee exercised 50,000 stock options on a cashless basis and received 44,318 shares of common stock.

      In February 2004, a former officer was issued 120,765 shares of common stock on the exercise of 120,765 stock options. The Company has recorded $64,005 as compensation expense related to this issuance.

      In February 2004, a former employee was issued 8,849 shares of common stock on the exercise of 14,500 stock options on a cashless basis.

      In March 2004 a consultant exercised 120,000 options at an exercise price of $.25 resulting in a total cash payment to the Company of $30,000.

      The following table summarizes all Stock Plan activity through March 31, 2004.

                                                                          Weighted-Average
                                                           Number             Exercise
                                                          of Shares            Price
                                                         -----------        -----------
          Outstanding, March 18, 2001 (inception)                --         $       --
            Granted                                       1,357,740         $     0.35
                                                         ----------

          Outstanding, September 30, 2001                 1,357,740         $     0.35
            Granted                                       5,950,000         $     0.35
            Exercised                                    (2,000,000)        $     0.24
                                                         ----------

            Outstanding, September 30, 2002               5,307,740         $     0.39
            Granted                                       3,950,000         $     0.46
            Exercised                                       (60,000)        $     0.25
            Canceled                                     (1,000,000)        $     0.69
                                                         ----------

          Outstanding, September 30, 2003                 8,197,740         $     0.39
            Exercised                                       (50,000)        $     0.25
            Cancelled                                      (200,000)        $     0.25
                                                         ----------

          Outstanding, December 31, 2003                  7,947,740         $     0.39
               Exercised                                   (255,265)        $     0.40
               Cancelled                                   (802,077)        $     0.51
                                                         ----------
             OUTSTANDING, MARCH 31, 2004                  6,890,398         $     0.38
                                                         ==========

          EXERCISABLE, MARCH 31, 2004                     2,904,840         $     0.37
                                                         ==========

      WARRANTS

      The following table summarizes all Warrant activity through March 31, 2004:

                                                                           Weighted-Average
                                                            Number             Exercise
                                                           of Shares            Price
                                                         ------------        -----------
          Outstanding, March 18, 2001 (inception)                 --         $        --
            Granted                                        1,905,600         $      1.26
                                                         -----------

          Outstanding, September 30, 2001                  1,905,600         $      1.26
            Granted                                          848,630         $      0.50
            Exercised                                         (7,940)        $      1.26
                                                         -----------

          Outstanding, September 30, 2002                  2,746,290         $      1.03
            Granted                                       14,568,834         $      0.46
            Exercised                                       (267,500)        $      0.29

            Outstanding, September 30, 2003               17,047,624         $      0.55
            Granted                                        1,378,500         $      1.93
            Exercised                                       (785,555)        $      0.32
            Cancelled                                     (4,451,000)        $      0.50
                                                         -----------

          OUTSTANDING, December 31, 2003                  13,189,569         $      0.73
               Exercised                                    (400,000)        $      0.25
                                                         ===========

          EXERCISABLE, MARCH 31, 2003                     12,789,569         $      0.74
                                                         ===========

NOTE 6 - SUBSEQUENT EVENTS

      Sale-Lease Back of Capital Assets

      On May 7, 2004 the Company entered into a $500,000 sale leaseback of certain of its capital assets. Under the terms of the Master Lease Agreement the Company received $450,000 which was net of a 10% security deposit and is to make payments totaling $16,444 for 36 months. At the end of the lease period, the Company has the right to renew the lease for an additional 12 months, terminate and return the equipment or purchase the equipment at the greater of fair market value or 10% of the capitalized cost. The Company recognized a gain in the amount of $ 48,474 from this transaction and will defer the gain and recognize it as income over the period of the initial lease term.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      RESULTS OF OPERATIONS

      In the Fiscal Quarter ended December 31, 2003 the Company commenced providing services under a $2.675 million contract for design, production, and installation of a 21 mile long new ACCC transmission line in Kansas. Revenue from this contract will be recognized upon completion and as of March 31, 2004, $303,500 has been billed under the initial milestone of the contract but has been recorded as deferred revenue. During the six months ending March 31, 2004 the Company began to hire additional personnel associated with the manufacture of the $2.675 million contract as well as being able to meet additional production when the Company is able to secure product contracts. Additionally, the company entered into a lease for a production facility and expended approximately $346,000 in leasehold improvements. The Company has also expended funds on capital equipment required for the production of product and information technology systems for the financial, sales, marketing and administrative support systems. Additional expenditures were also made for intellectual property protection, reorganization of accounting and legal services, registration of securities rights under the terms of applicable agreements and the change in auditors to a nationally recognized firm.

      PLAN OF OPERATION

      We completed a $3,000,000 financing in December of 2003. We also anticipate calling all or part of the 7.6 million warrants that could yield approximately $3.5 million. Such warrants are subject to a call by us if the underlying shares are registered and the stock price remains at or above 150% of the exercise price for a period of 5 days. The highest exercise price is $1.20 per share for the warrants which could yield the $3.5 million. Warrants which may be callable at prices higher than the $1.20 market price have been excluded from the calculation of the approximate $3.5 million. We may also be able to secure direct financing through advance orders, deposits to secure strategic partnerships or joint venture relationships, or direct investment in our new subsidiaries to provide most financial requirements for the new non-cable products.

      We believe that our current cash balance, as supplemented by the sale leaseback of capital assets, payments that may be made on the $2.675 million order and the call of the potential $3.5 million of warrents will not cover anticipated operating expenses for a period of one year without supplementing our cash reserves with additional debt and/or equity financings. Therefore, the company will commence discussions with potential sources.

      Sale-Lease Back of Capital Assets

      On May 7, 2004 the Company entered into a $500,000 sale leaseback of certain of its capital assets. Under the terms of the Master Lease Agreement the Company received $450,000 which was net of a 10% security deposit and is to make payments totaling $16,444 for 36 months. At the end of the lease period, the Company has the right to renew the lease for an additional 12 months, terminate and return the equipment or purchase the equipment at the greater of fair market value or 10% of the capitalized cost. The Company recognized a gain in the amount of $ 48,474 from this transaction and will defer the gain and recognize it as income over the period of the initial lease term.

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

      PERSONNEL

      We currently have 32 full time employees. We have 3 officers, 1 corporate manager, 2 finance managers, 3 corporate administrative assistants, 3 facility assistants, 2 marketing and sales managers, 3 production managers and 15 production assistants. We also utilize the services of seven consultants. Numerous technical skills will be required to bring our products to market. Recruiting efforts have begun and will continue in the near future. Independent consultants, accountants and attorneys have been retained in the past and will continue to be used extensively in the future.

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

      J.P. Turner & Company, L.L.C. ("J.P. Turner") initiated an arbitration before the National Association of Securities Dealers in February 2004 alleging Composite Technology Corporation ("CTC") breached a finder's agreement by failing to pay certain fees to J.P. Turner. CTC disputes that any breach of the agreement took place and denies that J.P. Turner made any introductions of investors to CTC which directly lead to financing. CTC has filed a counterclaim against J.P. Turner alleging claims of fraud against J.P. Turner arising out of misrepresentations made by J.P. Turner concerning an investment opportunity. J.P. Turner seeks $200,000 in monetary damages, a warrant to purchase $200,000 common shares of CTC at an exercise price equal to the closing bid on December 17, 2003, pre-judgment interest as of December 18, 2003, reasonable attorneys' fees and costs. CTC seeks compensatory damages in an amount according to proof, punitive damages, and reasonable attorneys' fees and costs based upon its counterclaims. CTC filed its Statement of Answer and Counterclaims on May 17, 2004. Discovery has not yet commenced and the dates for the arbitration have not been set at this early stage of the litigation.

ITEM 2 -CHANGES IN SECURITIES

      In February 2004, a former officer was issued 120,765 shares of common stock on the exercise of 120,765 stock options on a cashless basis. The Company has recorded $64,005 as compensation expense related to this issuance.

      In February 2004, a former employee was issued 8,849 shares of common stock on the exercise of 14,500 stock options on a cashless basis.

      During the six months ended March 31, 2004, $400,000 Series E Warrants were exercised for total cash consideration of $100,000, or $0.25 per share.

      During November 2003, the Company committed to issue 20,000 shares of the Company's restricted, unregistered common stock to one individual for consulting services. This transaction was valued at $28,050, which approximates the "fair value" of the Company's stock on the date of the transaction using the discounted closing price of the Company's common stock as quoted on the NASDAQ Electronic Bulletin Board. During the three months ended March 31, 2004 it was determined by the Company and the consultant that the agreement was not in the best interest of either party and therefore the contract was not consummated or fully executed. The 20,000 shares committed for the consulting services were reversed and the $28,050 was reclassified to accounts payable.

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

                                       COMPOSITE TECHNOLOGY CORPORATION

Date: May 24, 2004                     /s/ Benton H Wilcoxon
      ----------------                 --------------------------------
                                       Benton H Wilcoxon
                                       Chief Executive Officer and Acting
                                       Chief Financial Officer