Form 10QSB
period 2004-06-30
COMPOSITE TECHNOLOGY CORP
filed 2004-08-16
CIK 317477

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB

--------------------------------------------------------------------------------

(Mark one)

  [X] Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: August 13, 2004: 109,008,734

                            -----------------------

Transitional Small Business Disclosure Format (check one): YES [_] NO [X]

                        COMPOSITE TECHNOLOGY CORPORATION

                Form 10-QSB for the Quarter ended June 30, 2004

                               Table of Contents


                                                                           Page
                                                                           ----
PART I - FINANCIAL INFORMATION

  Item 1   Financial Statements                                              3

  Item 2   Management's Discussion and Analysis or Plan of Operation        18

  Item 3   Controls and Procedures                                          19

PART II - OTHER INFORMATION

  Item 1   Legal Proceedings                                                20

  Item 2   Changes in Securities                                            21

  Item 3   Defaults Upon Senior Securities                                  22

  Item 4   Submission of Matters to a Vote of Security Holders              22

  Item 5   Other Information                                                22

  Item 6   Exhibits and Reports on Form 8-K                                 22

SIGNATURES                                                                  22

ITEM 1

PART 1 - FINANCIAL STATEMENTS

               COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                        (a development stage enterprise)
                          CONSOLIDATED BALANCE SHEETS
                                 June 30, 2004
                                  (UNAUDITED)


                                     ASSETS

                                                                 JUNE 30, 2004
                                                                 -------------
CURRENT ASSETS
     Cash and cash equivalents                                     $  489,088
     Prepaid expenses and other current assets                        494,713
                                                                   ----------

              Total current assets                                    983,801

PROPERTY AND EQUIPMENT, net                                         1,221,060
OTHER ASSETS                                                          274,784
                                                                   ----------

              TOTAL ASSETS                                         $2,479,645
                                                                   ==========


                                  -CONTINUED -

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements

               COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                        (a development stage enterprise)
                    CONSOLIDATED BALANCE SHEETS - CONTINUED
                                 June 30, 2004
                                  (UNAUDITED)


                     LIABILITIES AND SHAREHOLDERS' DEFICIT

                                                              June 30, 2004
                                                              -------------

CURRENT LIABILITIES
     Accounts payable - trade                                  $  1,198,413
     Accrued legal settlement                                        71,581
     Accrued payroll and related expenses                           142,013
     Accrued officer compensation                                   292,953
     Deferred revenue                                               564,750
     Deferred gain on sale of fixed assets                           55,765
     Capital lease obligations - current                            247,042
     Other current liabilities                                      204,668
     Note payable  - shareholder/director                            81,000
                                                               ------------
Total current liabilities                                         2,858,185

LONG TERM LIABILITIES
     Capital lease obligations - long term                          546,776
                                                               ------------
Total long term liabilities                                         546,776
                                                               ------------


TOTAL LIABILITIES                                                 3,404,961

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
     Common stock, $ 0.001 par value
       200,000,000 shares authorized
       104,311,234 shares issued and outstanding                    104,311
     Common stock committed                                          26,250
     Common stock subscription receivable                          (148,522)
     Deferred compensation - stock options                         (412,520)
     Additional paid-in capital                                  19,563,468
     Deficit accumulated during the development stage           (20,058,303)
                                                               ------------

         Total shareholders' deficit                               (925,316)
                                                               ------------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                    $  2,479,645
                                                               ============

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

               COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                        (a development stage enterprise)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             Nine and Three months
                          ended June 30, 2004 and 2003
      And for the period from March 28, 2001 (Inception) to June 30, 2004

                                  (UNAUDITED)

                                                                                                                  Period from
                                                                                                                 March 28,2001
                                                                                                                   (date of
                                   Three months           Three months         Nine months       Nine months       inception)
                                      ended                  Ended                ended             ended           through
                                  June 30, 2004         June 30, 2003        June 30, 2004      June 30, 2003    June 30, 2004
                               --------------------------------------------------------------------------------------------------
REVENUES                       $                 --  $                --  $                --  $            --  $              --
                               --------------------  -------------------  -------------------  ---------------  -----------------

EXPENSES

Officer compensation                         86,923              102,099              272,258          132,099            837,158
General and administrative                1,116,493              190,245            2,670,772          356,390          4,455,122
Legal, professional
   and consulting                           321,179              344,297            2,005,104          770,522          6,542,947
Research and development                    305,760              191,626            1,511,570        1,209,945          4,573,859
Reorganization                                   --                   --                   --               --             30,000
Depreciation                                 29,931                  791               61,170            3,491             84,345
Compensation expense
   related to issuances
   of common stock at
   less than fair value                          --                   --                   --               --            603,500
Compensation expense
   related to fair
   value of stock options
   legal                                          -               64,125              128,250          205,100            563,900
Compensation expense
    related to fair
    value of warrants                     1,540,000                   --            1,540,000               --          1,540,000
Compensation expense
    related to fair
    value of options
    research and development                 40,325               40,881              120,975          264,018            687,854
                               --------------------  -------------------  -------------------  ---------------  -----------------

TOTAL OPERATING
    EXPENSES                              3,440,611              934,064            8,310,099        2,941,565        19,918,685
6,770,099
LOSS FROM OPERATIONS                     (3,440,611)            (934,064)          (8,310,099)      (2,941,565)       (19,918,685)
                               --------------------  -------------------  -------------------  ---------------  -----------------

                                   -CONTINUED-

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                        (a development stage enterprise)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   Nine and Three months ended June 30, 2004 and
           2003 And for the period from March 28, 2001 (Inception) to
                            June 30, 2004 (Continued)

                                   (UNAUDITED)

                                                                                                                     Period from
                                                                                                                    March 28,2001
                                                                                                                       (date of
                                  Three months            Three months          Nine months        Nine months       inception)
                                      ended                  ended                 ended              ended            through
                                  June 30, 2004          June 30, 2003        June 30, 2004      June 30, 2003     June 30, 2004
                               ----------------------------------------------------------------------------------------------------
LOSS FROM OPERATIONS                (3,440,611)              (934,064)          (8,310,099)         (2,941,565)       (19,918,685)
                                  ------------           ------------         ------------        ------------       ------------

OTHER (EXPENSE)/Income
    Interest                               147                  8,550                   --               5,300            (16,968)
    Gain on sale of assets               3,280                     --                3,280                  --              3,280
    Impairment adjustment
    on investments in
    other companies                         --                     --                   --                  --           (137,230)
    Litigation settlement                   --                (95,494)                  --             (95,494)
                                  ------------           ------------         ------------        ------------       ------------

  Total other expense                    3,427                (86,944)                3,280            (90,194)          (150,918)
                                  ------------           ------------         ------------        ------------       ------------

NET LOSS                            (3,437,184)            (1,021,008)          (8,306,819)         (3,031,759)       (20,069,603)
PREFERRED STOCK DIVIDENDS                   --                 (5,000)                  --              15,000                 --
                                  ------------           ------------         ------------        ------------       ------------

NET LOSS AVAILABLE TO COMMON
SHAREHOLDERS                      $ (3,437,184)            (1,016,008)          (8,306,819)       $ (3,046,759)      $(20,069,603)

                                   -CONTINUED-

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

               COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                        (a development stage enterprise)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 Nine and Three months ended June 30, 2004 and
           2003 And for the period from March 28, 2001 (Inception) to
                           June 30, 2004 (Continued)

                                  (UNAUDITED)

                                                                                                                       Period from
                                                                                                                       March 28,2001
                                                                                                                        (date of
                                   Three months           Three months           Nine months         Nine months        inception)
                                      ended                  ended                  ended               ended            through
                                  June 30, 2004           June 30, 2003         June 30, 2004       June 30, 2003    June 30, 2004
                               ----------------------------------------------------------------------------------------------------
BASIC AND FULLY DILUTED
  LOSS PER SHARE                            (0.03)                (0.01)                (0.08)              (0.03)
  LOSS PER SHARE                            (0.03)                (0.01)                (0.08)              (0.03)
                                   --------------        --------------        --------------      --------------

TOTAL BASIC AND DILUTED
  LOSS PER SHARE
  AVAILABLE TO COMMON
  SHAREHOLDERS                              (0.03)                (0.01)                (0.08)              (0.03)
                                   ==============        ==============        ==============      ==============

WEIGHTED-AVERAGE COMMON
  SHARES OUTSTANDING                  102,948,012            89,748,749           101,499,604          82,472,143
                                   ==============        ==============        ==============      ==============

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                        (a development stage enterprise)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    9 months ended June 30, 2004 and 2003
              And for the period from March 28, 2001 (inception) to
                                 June 30, 2004

                                   (UNAUDITED)

                                                                                                  Period from
                                                                                                 March 28,2001
                                                                                                   (date of
                                                       Nine months           Nine months           inception)
                                                          ended                 ended               through
                                                      June 30, 2004          June 30, 2003       June 30, 2004
                                                      --------------        --------------       --------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                          $   (8,306,819)          (3,036,759)       $  (20,069,603)
    Adjustments to reconcile net loss to
      net cash used in operating activities:
      Depreciation                                            61,170                 3,491               84,345
      Accretion of deferred gain on sale of PP&E              (3,280)                   --               (3,280)
      Amortization of prepaid expenses
            originally paid with common stock                325,199              (830,159)             411,347
      Issuance of common stock for
           consulting, legal, and other expenses             744,044             2,715,882            6,410,521
      Issuance of common stock for
           compensation                                       64,005                    --              157,755
      Issuance of warrants for services
           rendered for research and development                  --                    --               61,250
      Issuance of warrants for legal settlement                   --                    --               11,750
      Issuance of common stock for law suit                       --                95,494                   --
      Compensation expense related to
           issuances of common stock at
           less than fair value                                   --                    --              603,500
      Compensation expense related to
          fair value of stock options and warrants         1,789,226               469,119            2,791,755
      Carrying value impairment adjustment
          on investments in other companies                       --                    --              137,230
    (Increase) decrease in -
      Prepaid expenses and other current assets             (476,492)              (77,000)            (320,107)
      Bank Overdraft                                              --                 5,179                   --

    Increase (decrease) in -
      Accounts payable - trade                               722,600              (485,452)           1,195,343
      Accrued legal settlement                              ( 74,019)                   --               71,581
      Accrued payroll and related expenses                    80,761                    --              142,013
      Accrued interest payable                                    --                (9,851)              13,101
      Accrued officer compensation                            37,334               (15,650)             263,025
      Deferred revenue                                       564,750                    --              564,750
      Accrued expenses - other                               204,668                (2,220)             204,668
                                                      --------------        --------------       --------------
Net cash provided (used) in operating activities      $   (4,266,853)       $   (1,167,926)      $   (7,269,056)
                                                      --------------        --------------       --------------

                                  -CONTINUED-

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

               COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                        (a development stage enterprise)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Nine months ended June 30, 2004 and 2003
      And for the period from March 28, 2001 (inception) to June 30, 2004
                                  (continued)

                                  (UNAUDITED)

                                                                                                   Period from
                                                                                                  March 28,2001
                                                                                                    (date of
                                                           Nine months         Nine months          inception)
                                                              ended               ended              through
                                                          June 30, 2004       June 30, 2003       June 30, 2004
                                                         --------------       --------------     --------------
Net cash provided (used) in operating activities           $(4,266,853)         (1,167,926)        $(7,269,056)
                                                           -----------         -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES
      Sale of property and equipment                           500,000                  --             500,000
      Cash advanced by (to) officers, net                           --                  --              29,928
      Investments in other companies                                --                  --             (40,000)
      Purchase of property and equipment                      (719,172)           (152,979)           (943,080)
                                                           -----------         -----------         -----------

Net cash provided by (used in) investing activities           (219,172)           (152,979)           (453,152)
                                                           -----------         -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES
      Common stock subscription receivable                     (98,522)                 --            (148,522)
      Proceeds from sale of committed stock                     13,750                  --             208,125
      Payment for costs associated with
        the sale of common stock                              (220,030)                 --            (237,030)
      Proceeds from notes payable -
          shareholder                                           81,000              30,000             334,000
      Payments on capital leases                                (6,212)                 --              (6,212)
      Proceeds from sale of preferred stock                         --                  --             132,000
      Proceeds from exercise of warrants                       695,911                  --             695,911
      Proceeds from sale of common stock                     3,378,718           1,277,072           7,233,024
                                                           -----------         -----------         -----------

Net cash provided (used)in financing activities              3,844,615           1,307,072           8,211,296
                                                           -----------         -----------         -----------

Net increase(decrease) in cash and cash equivalents        $  (641,410)        $  (13,833)         $   489,088

                                   -CONTINUED-

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

               COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                        (a development stage enterprise)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Nine months ended June 30, 2004 and 2003
      And for the period from March 28, 2001 (inception) to June 30, 2004
                                  (continued)

                                  (UNAUDITED)

                                                                                                  Period from
                                                                                                 March 28,2001
                                                                                                   (date of
                                                            Nine months        Nine months         inception)
                                                              ended              ended              through
                                                          June 30, 2004       June 30, 2003      June 30, 2004
                                                          --------------      --------------     --------------
Net increase(decrease) in cash and cash equivalents        $  (641,410)        $   (13,833)       $   489,088

CASH AND CASH EQUIVALENTS, BEGINNING OF
      PERIOD                                                 1,130,498              13,956                 --
                                                           -----------         -----------        -----------

CASH AND CASH EQUIVALENTS, END OF
          PERIOD                                           $   489,088         $       123        $   489,088
                                                           ===========         ===========        ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION

      CONVERSION OF SHORT TERM WORKING
          CAPITAL LOANS TO COMMON STOCK                    $        --         $    30,000        $    30,000
                                                           ===========         ===========        ===========
      CAPITAL LEASES                                       $   800,000         $        --        $   800,000
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

      In December 2003, the first commercial order was received for our ACCC cable for a new transmission line in Kansas. This order requires a small size ACCC cable to replace a "Hawk" size designation, which we began producing in the second quarter of 2004. We will continue to design and produce other sizes of ACCC cable to fill customer requirements. We have received progress payments of $564,750 against this order which has been recorded as deferred revenue in the accompanying balance sheet.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Basis of Presentation

      The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial
      statements.   In  the  opinion  of  management,   all  normal,   recurring
      adjustments considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended September 30, 2003. The results of operations for the three and nine months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended September 30, 2004.

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

      The Company has adopted the  disclosure-only  provisions  of SFAS No. 123.
      Accordingly, no compensation cost other than that required to be recognized by APB No. 25, the difference between the fair value of the Company's common stock at the grant date and the exercise price of the options has been recognized. Had compensation cost for the Company's Stock Plan been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share for the three months and nine months ended June 30, 2004 and 2003 would have been increased to the pro forma amounts indicated below:

                                                             Nine months         Nine months      Three months     Three months
                                                                ended               ended            ended            ended
                                                            June 30, 2004       June 30, 2003     June 30, 2004    June 30, 2003
                                                            -------------       -------------     --------------   -------------
         Net loss, as reported                              $  (8,306,819)      $  (3,046,759)    $  (3,437,184)   $ (1,016,008)
         Add stock based employee compensation
           expense included in net income, net of tax
         Deduct total stock based employee compensation                --                --
         Expense determined under fair value method
           for all awards, net of tax                            (323,957)            (65,833)    $    (161,978)   $    (32,917)
                                                            -------------       -------------     -------------    ------------
         Net loss, pro forma                                $  (8,630,773)      $  (3,102,592)    $  (3,599,162)   $ (1,048,925)
                                                            =============       =============     =============    ============

         Earnings per common share
           Basic, as reported                               $       (0.08)      $       (0.04)    $       (0.04)   $      (0.01)
           Basic, pro forma                                 $       (0.08)      $       (0.04)    $       (0.04)   $      (0.01)
           Diluted, as reported                             $       (0.08)      $       (0.04)    $       (0.04)   $      (0.01)
           Diluted, pro forma                               $       (0.08)      $       (0.04)    $       (0.04)   $      (0.01)


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

      The following common stock  equivalents were excluded from the calculation
      of  diluted   loss  per  share for the three months and nine months ended
      June 30, 2004 and 2003 since  their   effect   would  have  been
      anti-dilutive:

                                                              June 30,
                                                      ------------------------
                                                         2004          2003
                                                      ----------    ----------
          Series B convertible preferred stock                --        80,000
          Options for common stock                     6,765,398     5,057,740
          Warrants                                    11,779,569    15,266,789


NOTE 4 - PROPERTY AND EQUIPMENT

      Property and equipment at June 30, 2004 consisted of the following:

          Manufacturing equipment                            $  891,448
          Office furniture equipment                              8,168
             Leasehold improvements                             350,693
                                                             ----------
                                                              1,250,309

          Less accumulated depreciation                          29,249
                                                               --------

              TOTAL                                          $1,221,060
                                                             ==========

      Depreciation expense was $29,931 and $791 and $61,170 and $3,491 and $84,345 for the three months and nine months ended June 30, 2004 and 2003 and the period from March 28, 2001 (inception) to June 30, 2004, respectively.


NOTE 5 - NOTE PAYABLE TO RELATED PARTY

      In June 2004 the Company received a short term, non interest bearing advance from one of its Directors for operating expenses. This note has subsequently been repaid.


NOTE 6 - SHAREHOLDERS' EQUITY

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

      COMMON STOCK

      Services Rendered

      During the nine months ended June 30, 2004, the Company issued 700,000 shares of common stock registered pursuant to Form S-8 to two individuals for legal litigation services and Intellectual property services valued at $1.047 million which approximated the closing price of the Company's common stock as quoted on the NASDAQ Electronic Bulletin Board on the date of issue.

      During the 3 month period ended June 30, 2004, the Company issued these two individuals the following common stock registered pursuant to Form S-8
      (i) a consultant providing legal services, intellectual property registration and intellectual property protection strategy services was issued 250,000 shares of common stock valued $337,500 (ii) a consultant providing legal litigation services was issued 250,000 shares of common stock valued at $337,500.

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

      In December 2003, the Company issued 2,400,000 Units for cash proceeds of $2,790,000 net of offering costs of $210,000. Each unit consisted of one share of the Company's unregistered restricted common stock and 0.5 warrant to purchase one share of the Company's unregistered restricted common stock at an exercise price of $2.04 per share. The warrants vest immediately and expire in December 2008. The Company has the right to call the warrants if the closing price of the Company's common stock is greater than 200% of the exercise price of the warrants for 20 consecutive trading days. In June 2004, the Company offered the warrant holders, for a limited period of time, the opportunity to exercise their warrants at a reduced strike price of $0.50. Pursuant to this offer, the Company issued 1,000,000 shares of the Company's unregistered, restricted common stock against receipt of $500,000.

      During the nine months ended June 30, 2004, 1,080,000 Series E Warrants were exercised for total cash consideration of $270,000, at $0.25 per share.

      During the nine months ended June 30, 2004, 60,000 Series H Warrants were exercised for total cash consideration of $120,000, at $0.50 per share.

      Stock for Lease Agreement

      In December 2003, as part of entering into a lease agreement for its new offices and warehouse, the Company issued 140,160 shares of unregistered restricted common stock valued at $147,168 to the lessor as payment for the first two month's rent.

      Sale-Lease Back of Capital Assets

      On May 7, 2004 the Company entered into a $500,000 sale leaseback of certain of its capital assets. Under the terms of the Master Lease Agreement the Company received $450,000 which was net of a 10% security deposit and is to make payments totaling $16,444 for 36 months. At the end of the lease period, the Company has the right to renew the lease for an additional 12 months, terminate and return the equipment or purchase the equipment at the greater of fair market value or 10% of the capitalized cost. The Company recognized a gain in the amount of $ 59,045 from this transaction and will defer the gain and recognize it as income over the period of the initial lease term.

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

      STOCK OPTIONS

      Stock Plan

      During the nine month period ending June 30, 2004 the Company did not issue any stock options to employees as deferred compensation. During the previous nine month period from October 1, 2002 to June 30, 2003, the Company recorded deferred compensation of $378,303 related to the issue of 750,000 options granted in February 2003. The Company recorded compensation expenses of $1,047,000 and $1,459,652 during the nine months ended June 30, 2004 and 2003, respectively, for the value of the legal, consulting, and research and development services rendered during those periods.

      In the first nine months of 2004 in connection with the departure of three Former employees a total of 179,614 shares were issued and 920,386 options cancelled.

      In March 2004 a total of 87,342 options granted to former consultants of the Company's predecessor were cancelled.

      In April 2004, a consultant was issued 120,000 shares of common stock on the exercise of 120,000 stock options at an exercise price of 0.25 cents.

      In June 2004 an employee was issued 54,400 shares of common stock on the exercise of 75,000 stock options on a cashless basis.

      The following table summarizes all Stock Plan activity through March 31, 2004.

                                                                          Weighted-Average
                                                           Number             Exercise
                                                          of Shares            Price
                                                         -----------        -----------
          Outstanding, March 18, 2001 (inception)                --         $       --
            Granted                                       1,357,740         $     0.35
                                                         ----------

          Outstanding, September 30, 2001                 1,357,740         $     0.35
            Granted                                       5,950,000         $     0.35
            Exercised                                    (2,000,000)        $     0.24
                                                         ----------

          Outstanding, September 30, 2002                 5,307,740         $     0.39
            Granted                                       3,950,000         $     0.46
            Exercised                                      (110,000)        $     0.25
            Canceled                                     (1,000,000)        $     0.69
                                                         ----------

          Outstanding, September 30, 2003                 8,147,740         $     0.39
            Exercised                                       (50,000)        $     0.25
            Cancelled                                      (200,000)        $     0.25
                                                         ----------

          Outstanding, December 31, 2003                  7,897,740         $     0.39
               Exercised                                   (249,614)        $     0.39
               Cancelled                                   (807,728)        $     0.25
                                                         ----------

          Outstanding, March 31, 2004                     6,840,398         $     0.38
               Exercised                                    (54,400)        $     0.32
               Cancelled                                    (20,600)        $     0.39
                                                         ----------

            OUTSTANDING, JUNE 30, 2004                    6,765,398         $     0.38
                                                         ==========

          EXERCISABLE, JUNE 30, 2004                      3,532,259         $     0.35
                                                         ==========

      WARRANTS

      The following table summarizes all Warrant activity through June 30, 2004:

                                                                           Weighted-Average
                                                            Number             Exercise
                                                           of Shares            Price
                                                         ------------        -----------
          Outstanding, March 18, 2001 (inception)                 --         $        --
            Granted                                        1,905,600         $      1.26
                                                         -----------

          Outstanding, September 30, 2001                  1,905,600         $      1.26
            Granted                                          848,630         $      0.50
            Exercised                                         (7,940)        $      1.26
                                                         -----------

          Outstanding, September 30, 2002                  2,746,290         $      1.03
            Granted                                       14,568,834         $      0.46
            Exercised                                       (267,500)        $      0.29

          Outstanding, September 30, 2003                 17,047,624         $      0.55
            Granted                                        1,378,500         $      1.93
            Exercised                                       (785,555)        $      0.32
            Cancelled                                     (4,451,000)        $      0.50

          Outstanding, December 31, 2003                  13,189,569         $      0.73
            Exercised                                       (400,000)        $      0.25


          OUTSTANDING, March 31, 2004                     12,179,569         $      0.74
               Exercised                                  (1,010,000)        $      2.02
                                                         ===========

          Outstanding, JUNE 30, 2004                      11,779,569         $      0.63
                                                         ===========

NOTE 7 - SUBSEQUENT EVENTS

      A short term non interest bearing loan made by one of the Company's Directors was repaid on August 9, 2004.

      In July 2004, the Company called all of its outstanding Series H warrants. As at August 12, 2004 the Company had received $1,571,250 from exercise of 3,142,800 such warrants.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      RESULTS OF OPERATIONS

      In the Fiscal Quarter ended December 31, 2003 the Company commenced providing services under a $2.675 million contract for design, production, and installation of a 21 mile long new ACCC transmission line in Kansas. Revenue from this contract will be recognized upon completion and as of June 30, 2004, the Company had received $564,750 under the initial milestone of the contract but has been recorded as deferred revenue. During the nine months ending June 30, 2004 the Company began to hire additional personnel necessary to carry out the manufacturing required for the $2.675 million contract as well as to enable it to meet additional any production requirement when the Company is able to secure further contracts. The company is now established in its new improved production facility and HQ. The Company has expended funds on additional capital equipment required for the production of product and is currently currently upgrading its information technology systems for the financial, sales, marketing and administrative support. Additional expenditures were made for intellectual property protection, reorganization of accounting and legal services.

      PLAN OF OPERATION

      We completed a $3,000,000 financing in December of 2003. In July 2004, we called for exercise all of the Series H warrants and if a good portion of the 3,655,500 H warrants outstanding at June 30, 2004 is exercised, this may yield approximately $1.8 million. Additional warrants may be called since the underlying shares are registered and the stock price has exceeded a fixed percentage of the exercise price of certain warrants for a defined period. We may be able to secure direct financing through advance orders, deposits to secure strategic partnerships or joint venture relationships, or direct investment in our new subsidiaries to provide most financial requirements for the new non-cable products. We cannot be sure, however, that such we can secure such direct financing, deposits or investments in our new subsidiaries.

      We believe that our current cash balance, as supplemented by the proceeds from the conversion of warrants, progress payments that may be made on the $2.675 million order and additional sales of cable will not cover anticipated operating expenses for a period of one year without supplementing our cash reserves with additional debt and/or equity financings. Therefore, the Company will continue discussions with potential sources.

      ACQUISITION OF PLANT AND EQUIPMENT

      We do not own any real estate. We have designed, built and successfully operated two pultrusion lines for ACCC cable and these lines now operate from the new leased facility. The materials and machinery necessary to begin construction of additional high speed production lines for the development of other products for the utility industry has been prepared. Additional fabrication equipment and materials will be necessary to complete these tasks.

      Sale-Lease Back of Capital Assets

      On May 7, 2004 the Company entered into a $500,000 sale leaseback of certain of its capital assets, including its pultrusion lines. Under the terms of the Master Lease Agreement the Company received $450,000 which was net of a 10% security deposit and is to make payments totaling $17,714 for 36 months. At the end of the lease period, the Company has the right to renew the lease for an additional 12 months, terminate and return the equipment or purchase the equipment at the greater of fair market value or 10% of the capitalized cost. The Company recognized a gain in the amount of $ 59,045 from this transaction and will defer the gain and recognize it as income over the period of the initial lease term.


      PERSONNEL

      We currently have 29 full time employees. We have 2 officers, 3 corporate managers, 6 corporate administrative and production facility assistants, 3 production managers and 15 production employees. We also utilize the services of seven consultants. Numerous technical skills will be required to bring our products to market. Recruiting efforts have begun and will continue in the near future. Independent consultants, accountants and attorneys have been retained in the past and will continue to be used extensively in the future.


      OFF BALANCE SHEET ARRANGEMENTS

      There are no off balance sheet arrangements.

ITEM 3 - CONTROLS AND PROCEDURES

      As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management. Based upon that evaluation, the Company's President and Chief Executive Officer concluded that the Company's disclosure controls and procedures are effective, however, since the departure of the former Chief Financial Officer in June 2004, the role of Chief Financial Officer is currently filled by the Chief Executive Officer. The Company is currently seeking a suitable candidate for the role of Chief Financial Officer. In the event that a suitable candidate cannot immediately be found, the Company anticipates appointing an interim Chief Financial Officer before the end of September 2004. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

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

      On December 24, 2002, Robert Nikoley and Gary Cope filed a case against the Company. This case was settled in its entirety on August 5th, 2004.
      All claims asserted by both plaintiffs have been settled in their entirety. Settlement documents are being prepared and will be filed with the Court in coming weeks. Pursuant to the settlement, the Company has agreed to pay Cope $10,000 and issue to him, in the aggregate, 100,000 shares of unregistered common stock of the Company. Pursuant to the settlement, the Company has agreed to pay Nikoley $65,000 and issue to him, in the aggregate, 575,000 shares of unregistered common stock of the Company.

      J.P. Turner & Company, L.L.C. ("J.P. Turner") initiated an arbitration before the National Association of Securities Dealers in February 2004 alleging Composite Technology Corporation ("CTC") breached a finder's agreement by failing to pay certain fees to J.P. Turner. CTC disputes that any breach of the agreement took place and denies that J.P. Turner made any introductions of investors to CTC which directly lead to financing. CTC has filed a counterclaim against J.P. Turner alleging claims of fraud against J.P. Turner arising out of misrepresentations made by J.P. Turner concerning an investment opportunity. J.P. Turner seeks $200,000 in monetary damages, a warrant to purchase 200,000 shares of CTC common stock at an exercise price equal to the closing bid on December 17, 2003, pre-judgment interest as of December 18, 2003, reasonable attorneys' fees and costs. CTC seeks compensatory damages in an amount according to proof, punitive damages, and reasonable attorneys' fees and costs based upon its counterclaims. CTC filed its Statement of Answer and Counterclaims on May 17, 2004. The matter is presently set for hearing in February 2005. Additionally, CTC recently asked the panel of arbitrators assigned to the matter to change the location of the hearing from Georgia to California.

      On October 16, 2003, the Company filed suit against Acquvest, Inc., Paul Koch, Victoria Koch, Patricia Manolis, and Michael Tarbox at the Orange County Superior Court. The Company alleges causes of action for declaratory relief, breach of contract, fraudulent inducement, rescission and economic duress arising out of certain subscription and related agreements among the Company and the defendants. In connection with such agreements, CTC issued to Acquvest, Inc. and Patricia Manolis, in April 2003 and September 2003, a total of 150,000 units for a total purchase price of $375,000. Each unit consists of 10 shares of unregistered, restricted common stock and 10 Series I warrants to purchase one share of unregistered, restricted common stock. Each Series I warrant entitles the holder to purchase a share of common stock at $0.50 per share and expires on March 30, 2005. The agreements provide for the issuance of up to an additional 550,000 of such units for the same purchase price of $2.50 per unit, subject to certain conditions, and registration of share issuances under the Securities Act of 1933. The additional units have not been issued and the additional purchase consideration has not been paid. The parties disagree as to their respective rights and obligations with respect to the original issuances and such additional units. 10,000 units were also issued to Paul Koch for services in connection with such agreements, and a dispute has arisen as to his entitlement to those and additional units and warrants in connection with the agreements. The defendants deny CTC's material allegations and intend to assert cross-claims against CTC. CTC is seeking actual damages, punitive damages, statutory costs, attorneys' fees and injunctive relief against the defendants. CTC believes the defendants will seek the same relief and issuance of the additional units against CTC and CTC's officers. On May 13, 2004, the court sustained the defendants' demurrers as to CTC's causes of action for breach of contract, fraudulent inducement, rescission (only as against Patricia Manolis) and economic duress and the defendants' motion to strike CTC's request for punitive damages based on the rescission and economic duress causes of action, with leave for CTC to amend its complaint. CTC has filed an amended complaint. The defendants recently changed litigation counsel, which has resulted in an informal stay of the proceedings pending confirmation of the new counsel.

      On November 4, 2003, Ascentient Capital Group LLC, Mark Bergendahl, and Bradley Wilhite ("Plaintiffs") filed suit against the Company alleging causes of action against the Company and its CEO personally (`defendants') for breach of contract, specific performance, fraud and deceit, negligent misrepresentations, breach of covenant of good faith and fair dealing, and declaratory relief arising out of a business advisory and consulting agreement (the "Agreement") allegedly executed between CTC and Ascendiant. CTC denies the material allegations and, on November 10, 2003, CTC filed a case in Orange County Superior Court against Plaintiffs alleging causes of action for declaratory relief, breach of contract, fraudulent inducement, and economic coercion arising out of the Agreement as well as various unrelated business agreements between Plaintiffs and Wilcoxon. CTC is seeking actual damages, punitive damages, statutory costs, attorneys' fees and injunctive relief against Plaintiffs. The principal parties are Ascendiant, Bergendahl, Wilhite, CTC and Wilcoxon. On November 24, 2003, the court entered an order consolidating the cases. On January 15, 2004, the parties agreed to submit all claims and cross-claims arising out of the Agreement to binding arbitration before the Honorable Robert Thomas Ret.) at JAMS - Orange County. The remaining claims and cross-claims not arising out of the Agreement remain pending before Judge Thrasher of Orange County Superior Court. On May 28, 2004, CTC's demurrers to Plaintiffs' causes of action in the arbitration for specific performance, negligent misrepresentation and breach of covenant of good faith and fair dealing were sustained, with leave to amend, as well as CTC's motion to strike plaintiff's claims for punitive damages. Plaintiff subsequently filed an amended complaint. Judge Thomas has reserved ruling on Plaintiffs' demurrers and motion to strike in the arbitration pending the outcome of the ruling on Plaintiffs' demurrers and motions to strike filed with respect to CTC's cross-claim pending in the superior court. Judge Thrasher recently issued an order exempting this case from post pre-trial deadlines and noting that he expects that the case will not proceed to trial within 24 months of the date of filing.

      On November 4, 2003, the Company filed suit against Michael DeAngelo, at the Orange County Superior Court CTC alleged causes of action against the defendant, Mr. DeAngelo, for declaratory relief, economic duress and fraudulent inducement arising out of a consulting services agreement executed by the parties on which CTC alleged the defendant failed to perform. CTC is seeking actual damages, punitive damages, statutory costs, attorneys' fees and injunctive relief against the defendant. On February 23, 2004, a default judgment was entered against the defendant due to his failure to respond to CTC's complaint.


ITEM 2 - CHANGES IN SECURITIES

      In April 2004, a consultant was issued 120,000 shares of common stock on in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act the exercise of 120,000 stock options at an exercise price of 0.25 cents.

      In June 2004, an employee was issued 54,400 shares of common stock in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act on the exercise of 75,000 stock options on a cashless basis.

      In June  2004,  Investors  that  had  participated  in the  December  2003 offering when the Company issued 2,400,000 shares of the Company's unregistered, restricted common stock and 1,200,000 warrants were offered, the opportunity to exercise their warrants at a reduced strike price of $0.50. When the offer closed, four of such warrant holders had chosen to exercise this option with the result that the Company issued 1,000,000 shares of the Company's unregistered, restricted common stock against receipt of $500,000 in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act

      During June 2004, 10,000 were issued in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act Series E Warrants were exercised for total cash consideration of $2,500, at $0.25 per share.

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

31.1 Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 - Chief Executive Officer

32.1           Certifications pursuant to Section 906 of Sarbanes-Oxley Act of
               2002.

(*) Incorporated herein by reference to Form 8-K filed with the U. S. Securities and Exchange Commission on November 20, 2001.

(**) Incorporated herein by reference to Form 8-K filed with the U. S. Securities and Exchange Commission on December 19, 2003.


Reports on Form 8-K
-------------------


No Current Reports on Form 8-K were filed during the quarterly period ended June 30, 2004.


--------------------------------------------------------------------------------


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       COMPOSITE TECHNOLOGY CORPORATION

Date: August 16, 2004                  /s/ Benton H Wilcoxon
      ---------------                  --------------------------------
                                       Benton H Wilcoxon
                                       Chief Executive Officer and Acting
                                       Chief Financial Officer