Form 10QSB/A
period 2004-06-30
COMPOSITE TECHNOLOGY CORP
filed 2004-08-16
CIK 317477

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                               Amendment No. 1 to
                                   FORM 10-QSB

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

                                    EXPLANATORY NOTE



The Company inadvertently filed exhibits 31.1 and 32.1 to its quarterly report on Form 10-QSB for the quarterly period ended June 30, 2004 without electronic signatures. Filed herein are exhibits 31.1 and 32.1 with the electronic signatures.



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

Date: August 16, 2004                  /s/ Benton H Wilcoxon
      ----------------                 --------------------------------
                                       Benton H Wilcoxon
                                       Chief Executive Officer and Acting
                                       Chief Financial Officer