Form 10QSB/A
period 2004-06-30
COMPOSITE TECHNOLOGY CORP
filed 2004-08-20
CIK 317477

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                               Amendment No. 2 to
                                   FORM 10-QSB

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: August 13, 2004: 109,108,734

                            -----------------------

Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

                                EXPLANATORY NOTE


The Company discovered that it has inadvertently filed its quarterly report on Form 10-QSB for the quarterly period ended June 30, 2004 with an incorrect amount of outstanding shares of common stock. The correct amount as of August 13, 2004 is 109,108,734, as reflected on the cover page of this Amendment Number 2 to the Company's quarterly report on Form 10-QSB for the quarterly period ended June 30, 2004.


--------------------------------------------------------------------------------


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       COMPOSITE TECHNOLOGY CORPORATION

Date: August 19, 2004                  /s/ Benton H Wilcoxon
      ----------------                 ----------------------------------
                                       Benton H Wilcoxon
                                       Chief Executive Officer and Acting
                                       Chief Financial Officer