Form 10KSB
period 2004-09-30
COMPOSITE TECHNOLOGY CORP
filed 2004-12-23
CIK 317477

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

                  For the fiscal year ended September 30, 2004

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

Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the fiscal year ended September 30, 2004 was $2,500,000.

The aggregate market value of voting common equity held by non-affiliates as of December 20, 2004 was approximately $655,575,351 using the closing price of the Company's common stock of $5.78 per share on December 20, 2004.

As of December 20, 2004 there were 113,421,341 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format : Yes [ ] No [X]

COMPOSITE TECHNOLOGY CORPORATION

                                TABLE OF CONTENTS

                                                                            Page
                                                                          Number
                                                                          ------
PART I                                                                        3
  ITEM 1 - DESCRIPTION OF BUSINESS                                            3
    INTRODUCTION                                                              4
    CORPORATE HISTORY                                                         5
    PRINCIPAL PRODUCT                                                         5
    SUMMARY OF EVENTS & STATUS OF OUR PROGRESS DURING
     THIS PERIOD                                                              8
    SALES AND DISTRIBUTION                                                   10
    MANUFACTURING                                                            10
    INTELLECTUAL PROPERTY                                                    11
    MARKETABILITY                                                            12
    COMPETITION                                                              13
    GOVERNMENTAL REGULATION                                                  15
    RESEARCH AND DEVELOPMENT                                                 16
    EMPLOYEES                                                                16
    RISK FACTORS                                                             17
  ITEM 2 - DESCRIPTION OF PROPERTY                                           25
  ITEM 3 - LEGAL PROCEEDINGS                                                 26
  ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY                       28
            HOLDERS
PART II                                                                      30
  ITEM 5 - MARKET FOR THE COMPANY'S COMMON STOCK AND
     RELATED STOCKHOLDER MATTERS                                             30
    QUARTERLY COMMON STOCK PRICE RANGES                                      30
    SALES OF UNREGISTERED SECURITIES                                         32
  ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
            OPERATION                                                        39
  ITEM 7 - FINANCIAL STATEMENTS                                              45
  ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
            ON ACCOUNTING AND FINANCIAL DISCLOSURES                          45
  ITEM 8A - CONTROLS AND PROCEDURES                                          45
  ITEM 8B - OTHER INFORMATION                                                46
PART III                                                                     47
  ITEM 9 - OFFICERS AND DIRECTORS                                            47
    BIOGRAPHICAL INFORMATION                                                 48
    SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE                  48
    CODE OF ETHICS                                                           48
  ITEM 10 - EXECUTIVE COMPENSATION                                           49
  ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
             AND MANAGEMENT                                                  52
  ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                   54
PART IV                                                                      54
  ITEM 13- EXHIBITS AND REPORTS ON FORM 8-K                                  54
    EXHIBITS                                                                 54
  ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES                           56
    AUDIT FEES                                                               56
    AUDIT RELATED FEES                                                       56
    TAX FEES                                                                 56
    ALL OTHER ACCOUNTANT FEES                                                56
FINANCIAL STATEMENTS                                                        F-1
SIGNATURES                                                                   57

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

The safe harbors of forward-looking statements provided by Section 21E of the Securities Exchange Act of 1934 are unavailable to issuers of penny stock. Our shares may be considered penny stock and such safe harbors set forth under the Reform Act may not be available to us.

As used in this Form 10-KSB, unless the context requires otherwise, "we" or "us" or the "Company" means Composite Technology Corporation and its subsidiaries.

PART I

ITEM 1 - DESCRIPTION OF BUSINESS

INTRODUCTION

We are a Nevada corporation based in Irvine, California that specializes in the development and commercialization of products relating to the electrical utility industry using new materials that extend the design and performance possibilities of our products. Our first product is our new proprietary composite core overhead bare conductor cable, the Aluminum Conductor Composite Core ("ACCC") Cable used in the electric transmission and distribution industry. We have been developing this product over the past 3 fiscal years and believe it is an enabling material that will enhance the electricity transmission and distribution industry.

ACCC Cable is now commercially available from our subsidiary CTC Cable Corporation and through strategic partnership with existing cable manufacturers. General Cable (www.generalcable.com) is active in developing the US and Canadian markets and the Company is negotiating with cable manufacturers in Europe, Mexico, China and in other parts of the world to wrap our ACCC core for sale locally.

Our innovation does not stop with cables and it is anticipated that follow-on products will include proprietary electrical towers and poles, wind turbine erection and support systems, and other structural components.

Public information concerning the Company is also made available through our website at: www.compositetechcorp.com.

CORPORATE HISTORY

We were originally incorporated under the laws of the State of Florida on February 26, 1980 as "Eldorado Gold & Exploration, Inc." On January 13, 1987, we amended our Articles of Incorporation to change the corporate name to Eldorado
Financial Group, Inc. and modified our capital structure to allow for the issuance of up to 100,000,000 shares of common stock at $0.001 par value per share.

On June 27, 2001 we changed our state of incorporation from Florida to Nevada, by means of a merger with and into a Nevada corporation of the same name formed solely for the purpose of effecting the reincorporation.

On November 3, 2001, we exchanged 60,000,000 shares of restricted, unregistered common stock for 100.0% of the issued and outstanding common stock of
Transmission Technology Corporation ("TTC"), a privately-owned Nevada corporation incorporated on March 28, 2001. TTC had been originally formed to secure a license agreement related to a composite reinforced electrical transmission line system that used composite core materials. As a result of the exchange, TTC became our wholly-owned subsidiary. The Bylaws of TTC became our Bylaws.

In conjunction with the November 3, 2001 transaction, we changed our corporate name to "Composite Technology Corporation" and amended our Articles of Incorporation to allow for the issuance of up to 5,000,000 shares of $0.001 par value Preferred Stock from none previously authorized and for the issuance of up to 200,000,000 shares of $0.001 par value Common Stock from the 100,000,000 shares previously authorized.

On December 28, 2001, our Board of Directors, and the Board of Directors for TTC established an initial year-end of September 30 for TTC and, concurrently, elected to change our fiscal year-end from December 31 to September 30. This action was taken after an evaluation and review of the November 3, 2001 acquisition transaction, our operations and the operations of TTC.

Our acquisition of TTC effected a change in control and was accounted for as a "reverse acquisition" whereby TTC is the accounting acquirer for financial statement purposes. Accordingly, for all periods subsequent to the reset year-end of September 30, 2001, the financial statements of the Company reflect the historical financial statements of TTC from its inception on March 28, 2001 and our operations subsequent to September 30, 2001, as retroactively adjusted for the transactions on November 3, 2001.

Our Bylaws were modified on September 30, 2004 and the overall management structure of the Company has been revised in the first quarter of fiscal 2005. These changes are being introduced to improve efficiency and with a view to moving towards compliance with the new Sarbanes Oxley regulations.

PRINCIPAL PRODUCT

Our principal product is our proprietary patent pending ACCC cable series which has been developed over the past three years. These bare overhead conductor cables have unique properties that provide them with significantly improved product characteristics.

The ACCC Cable:

      o     transmits  up  to  two  times  more  power  than  comparably   sized
            conventional cables in use today, reducing congestion problems;

      o with increased aluminum cross section is still comparable in weight to conventional Aluminum Conductor Steel Reinforced ("ACSR");

      o virtually eliminates the problem of high temperature conductor sag (widely known since it contributed significantly to the 2003 blackouts);

      o ACCC core controls the high temperature sag limits virtually eliminating long term creep of the aluminum conductor;

      o     provides energy savings resulting from less line losses;

      o has an operating temperature of up to 180 degrees C, with the temporary ability to operate at up to 200 degrees C, bringing greater emergency reserve capacity;

      o resists environmental degradation, rust, corrosion, acid rain, electrolysis with aluminum or other conductor components, etc;

      o uses carbon fiber composites which are favored by today's commercial airliner manufacturers for superior performance;

      o has been reported by third parties to have lower electromagnetic fields and corona discharge that could result in health and environmental improvements;

      o elimination of steel core reduces hysteresis loss associated with ferromagnetic core;

      o composite core's self dampening properties may reduce the need for dampeners and other anti-vibration devices;

      o uses standard installation techniques and equipment with little need to retrain linesmen and reequip teams;

      o can easily be retrofitted on existing towers to upgrade energy throughput;

      o allows transmission owners, utility companies, and power producers to replace existing transmission lines easily, typically without modification to the towers;

      o can substitute for other cables with greater tensioning on the older towers to delay the need to replace down rated aging towers, helping in the management of infrastructure renovation programs;

      o the use of ACCC may eliminate the need to establish new rights-of-way that are costly, time consuming, and environmentally controversial, since ACCC offers increased throughput, relieved congestion, reduced line losses, and enhanced safety without the necessity of constructing new lines.

Bare overhead electrical conductor is composed of conductive materials that must hang in the air; but since conductive materials are not always strong, the conductor part is held in the air by a strong core. Traditional Aluminum Conductor Steel Reinforced ("ACSR") uses aluminum to conduct (because aluminum conducts well and is light) with a steel core to reinforce the cable (literally to hold it up). Traditional cable designers attempt a compromise between weakening the core but increasing its conductive capacity, on the one hand and strengthening the conductor but reducing its conductive capacity on the other; while simultaneously trying with alloys to increase the operating temperature without a significant increase in the sag of the cable. This balancing act is limited by the materials. Cables heat when they carry electricity and metals soften with heat, causing cable sag.

While some cable designers have been concentrating on making alloys of metals that will optimize the strength of the material but retain high conductivity, others have been looking at trying to find alternatives such as new underground "superconductor" solutions. The fundamental problem with these innovations, we believe, is that the costs are prohibitive and the results uncertain. Recent industry research has nonetheless focused significantly on superconductors, which require constant cooling to cryogenic temperatures. While superconductors perform with low transmission losses, their much higher price and increased maintenance constraints make them suitable only for select underground lines in highly congested power centers, such as New York City. We do not believe that this technology will be used in overhead transmission or distribution systems in the foreseeable future.

The solution provided by ACCC comes about by going back to essentials: engineer the conductor to conduct more electricity at the lowest cost, engineer the core to support the cable without higher temperature sag, and reduce corrosion while minimizing all unnecessary side effects and problems. The result is the CTC composite core that supports higher conductive aluminum wires, letting the aluminum carry the current while the high strength core holds up the cable.

The most widely used bare overhead conductor in the world today is the Aluminum Conductor Steel Reinforced cable or ACSR. The Company estimates the market for bare overhead conductor in the United States to be up to $15 billion over the next 5 years and up to $150 billion worldwide over the same period. Our goal is to replace the ACSR cable with our ACCC cable.

ACCC cables are designed to be similar in weight and size to typical conventional ACSR cables. This enables ACCC cables to be used as true replacements for ACSR in field conditions. ACCC cable's outside conductive wire portion has the same diameter and helical configuration as the conventional ACSR cable; it can be handled and spliced with minimal re-training of utility linemen. Field experience has shown that a normal linesman team can put up the ACCC cable with the same tools and equipment and in the same timeframes as with ACSR cables. The only difference is the splicing and dead-ending of the inside composite core. For this function, accessories are now available that have been developed by CTC to complement its ACCC cable. The Company manufactures such accessories from state of the art equipment in California and FCI/Burndy, one of the world's largest cable hardware manufacturers, has agreed to add the accessories to its product range. The Company anticipates that the FCI/Burndy product will be available commercially in fiscal 2005.

ACCC provides a much higher ampacity rating than the ACSR cable: up to twice the power down the same line. This greater power throughput is primarily due to higher conductivity as a result of the addition of significantly more aluminum in the same size cable and the use of an annealed aluminum rather than the less conductive aluminum typically in use today.

In addition, the material properties of the composite core in our ACCC cable substantially reduce the problem of conductor sag due to higher temperatures. The cable is therefore rated at an operating temperature of 180 degrees C and does not sag appreciably up to that temperature. This compares favorably with the normal operating temperature of standard ACSR which is 80 degrees C with a top temperature of about 100 degrees C as compared to the equivalent 200 degrees C for ACCC. The problem of sag came into prominence at the time of the 2003 blackouts in the Northeastern United States. It appears that the problem originated with an overheating line sagging too close to the trees causing an electrical short that stopped the electricity transmission. This forced the electricity to immediately transfer to other lines, making them operate at a greater temperature until they too shut down. This resulted in the collapse of a major portion of the northeast electrical grid that resulted in many hours of blackout for the city of New York and other places. ACCC does not sag appreciably with the increased temperature, because, unlike a metal core, our composite core exhibits much lower thermal expansion properties. In practical terms, the ability to operate a cable at higher temperatures is an advantage in that it creates a much greater emergency reserve capacity. Thus, less sag and additional reserve capacities in the transmission lines used in the northeast electrical grid might have eliminated or reduced the Northeast black out of 2003.

Corrosion is another problem with the use of transmission cables. Corrosion damages metals, reducing strength. Salt, SOx and NOx pollution can result in corrosion of both the aluminum conductor and ACSR steel cores, including galvanic corrosion due to contact between two different metals. Composites do not have such problems, being engineered from non-metallic materials. The non-metallic core is a major factor in the reliability of our ACCC cable. Additionally, the ACCC core is not only resistant to corrosion and strong but also not brittle or fragile, like some metal matrix composites proposed in the market. Our ACCC core is wound around standard drums and handled in production and in the field by workers and linesmen who do not need to be concerned about snapping the composite core or shattering it with a sharp blow. Field demonstrations show that it comes off the reel easily and goes through standard pulleys, while being pulled to tension in the normal way. It can also cover much greater spans than other cables pulled to the same tension.

A further problem facing traditional transmission cable is caused by inductive heating and hysteresis loss. Electrical current carried down the conductor and the steel core results in the production of both heat and electromagnetic fields. This causes the loss of approximately on average 9% of the power on the line, depending on the operating temperatures and length. The use of a lightweight composite core in the ACCC allows more aluminum to be placed around the core and reduces the inductive heating, and therefore can reduce the loss of electricity on the line by a significant percentage. This could represent a significant saving to the utilities in generation and purchasing costs and could ultimately bring about a reduction in emissions and benefit the environment. One proposal for two trans-Kansas transmission lines is being referred to as the "Green" line because of the ecological benefits of ACCC as well as the fact that the new lines would carry power from new windpower sites to the grid. Some third parties using the cable have also identified a reduction in electromagnetic radiation and corona. These reductions can be understood theoretically. The Company is currently investigating the extent and nature of the reduction to see its effect in practice and to understand if there is any appreciable advantage in densely populated or sensitive ecological areas. The Company does not anticipate the completion of such analysis until such time as sufficient cable is being operated in a variety of circumstances that will enable accurate practical measurements to be made.

The ability to substitute or replace ACSR and other cables with a stronger more conductive ACCC cable brings other practical advantages that benefit the transmission owners, utility companies, and power producers. These advantages fall into two important categories relating to: (i) existing line renovation and refurbishment, making the existing asset function better, more efficiently and deliver more power with less capital expenditure; and (ii) new line construction which could require fewer support structures since our cable has significantly less sag.

Congestion can be relieved immediately because ACCC cable can be installed and tensioned identically to ACSR cable allowing it to replace existing overhead lines without structural modification of the supporting tower systems, new permissions and prohibitive delays, therefore allowing far more power to be transmitted.

ACCC cable can be used to replace existing lines on towers that are older and cannot safely support the high levels of tensioning required. This is due to its limited thermal expansion, ACCC can be installed with less tensioning while meeting required sag and safety standards. This is important to utilities that are struggling with the need to replace their entire infrastructure by helping in the management of their capital expenditure planning.

The fundamental advantage in using ACCC cable to upgrade existing lines is the elimination of the need to construct new lines. It can eliminate the need to establish new rights-of-way. This is costly, time consuming, uncertain, controversial and may impact the environment.

SUMMARY OF EVENTS & STATUS OF OUR PROGRESS DURING THIS PERIOD

During the fiscal period ended on September 30, 2004 we have made considerable progress in our commercialization path culminating in the completion of product and production development for the ACCC cable and its necessary accessories. We are now operating a pilot commercial production successfully and are now planning the launch of full scale production of ACCC.

Pivotal in this progress was the organization of the business at the new facility in Irvine, California, the purchase of increasing numbers of production machines and the addition of new personnel and managers.

The most important external events of the period may be summarized under 4 major headings, as follows:

The first was the ongoing process of testing and demonstrations that continue to date. Throughout the period, testing has continued, initially as an essential part of refining product and production process design, and more recently to validate the ACCC product. Significant announcements of the publication of important test data regarding ACCC were made in the first quarter of fiscal 2004 and testing and trials have continued progressively throughout the year to underline the initial findings made at that time. Significant contributions have been made by Kinectrics, the University of Southern California and most recently the field installation at the Electrical Power Research Institute ("EPRI") Haslet, Texas facility announced in September of this year.

The second was the announcement in May and July of the inclusion of the ACCC family of cables in the Power Line Systems ("PLS") CADD design program. This provides engineers with the tools necessary to include the Company's products in new power line project planning and design.

Third is the enabling breakthrough in our production plans created by the execution through our subsidiary CTC Cable Corporation of the "Manufacturing and Distribution Agreements" with General Cable Industries, Inc., (principal US operating subsidiary of General Cable Corporation ("General Cable") (NYSE: BGC), a recognized leader in the utility cable market. General Cable produced the first ACCC cable in the last quarter of fiscal 2003 and the relationship has become an important part of our North American growth strategy.

General Cable is an important manufacturer in the utility cable industry. The agreements give the Company a firm basis to ensure that the ACCC cable will be produced when required; gives the Company significant openings with General Cable's preferred and regular customers; allows the Company to reduce a number of planned marketing costs; allows the Company to sell its product through General Cable with the corresponding name and warranties that are the cachet of such a corporation; provides a certain assurance to the market regarding security of supply since General Cable is one of the world's largest cable manufacturers and has the capacity to meet anticipated significant customer demand for the product and gives further impetus to the marketing efforts already undertaken by raising the profile of the Company and its products.

Under the "Manufacturing Agreement," General Cable will apply aluminum strand around the Company's composite core providing a finished ACCC conductor cable. They will utilize the utility cable industry standard specifications and manufacturing processes in carrying out the work.

Under the "Distribution Agreement", General Cable is appointed a non-exclusive distributor for the ACCC cable for the U.S. and Canadian markets only. General Cable has built an extensive sales and marketing infrastructure dedicated to the support of the utility market. In its century long experience supporting the utility market, General Cable has also developed the relationships with utility companies that will facilitate the commercialization of ACCC cable.

Finally, June 2004 brought us the announcement of the interest of FCI/Burndy in manufacturing the accessories necessary for our ACCC core.

This fiscal year also saw the first commercial order for the ACCC cable for a new transmission line in Kingman, Kansas during the first quarter and the first completed commercial installation at Holland, Michigan during the last quarter.

During  this  period  we also  announced  that we have  added  stability  to our financial situation with the recent issue of $15 million 6% convertible Debentures to 4 institutional investors and subsequent to year end in November 2004, we have seen the first major stock analyst report to the market on the business and prospects of the Company (available at www.cohenresearch.com/reports under our trading name `CPTC').

SALES AND DISTRIBUTION

During the process of sales and distribution of ACCC, the Company has identified two important phases: Market Trials and Accepted Usage. Essentially, sufficient testing and trials have already been accomplished to stimulate interest among utilities' engineers. Those with good foresight understand the potential of the product, but the industry is cautious. Field trials are usually desired to evaluate the product. This can be accomplished with ACCC running alone or in conjunction with other potential cables. The Company is ready to sell trial quantities of ACCC cable to customers almost immediately for field trials together with installation support and assistance. The Company anticipates receiving access to data and trial results for potential customers to better evaluate its ACCC product.

The Company uses three principal strategies for the distribution of its products.

The first is direct sales of cable to utilities and distribution companies. Manufactured core is wrapped by General Cable under contract and sold to the utilities. These sales are arranged through field consultants and by the Company personnel. The Company participates at trade shows and uses its contacts to enable it to present to decision makers at the utilities who might benefit from the Company's products. It is anticipated that these contacts will develop into an arrangement whereby the utility will try the Company's products in a test line; which in turn will lead to acceptance and further purchases.

The second is sales of core to cable manufacturing partners. In North America our contractual partner is General Cable. It is anticipated that General Cable will sell the ACCC products to its customers as part of the General Cable range of cables. This will lead to the sale of the Company's cable core, the essential ingredient in ACCC.

The third is using consultants or intermediaries who have relationships with governments, utilities, engineering companies, cable manufacturers and interested purchasers. The Company is able to provide such intermediaries with an interest in the sale of the products in return for sales into defined markets.

It is expected that the first two sales methods will be used extensively in the developed markets with a greater reliance on intermediaries and the third method of sales in certain other international markets where developing contacts with particular individuals or organizations is an important entry barrier or prerequisite to conducting successful business.

MANUFACTURING

CTC is now concentrating on the production of the composite core component of its ACCC cable and allowing specialist cable manufacturers to wrap and distribute the finished cable in their particular markets. Production for accessories has also been organized to ensure that hardware supply will match the cable sales.

The manufacture of the core uses a proprietary pultrusion process. This process allows numerous glass and carbon filaments to be pre-tensioned, impregnated with high performance resin systems, and then rapidly cured as the product emerges through a heated die. The shape of the dies dictates the core configuration and different designs are utilized for different cable sizes. The proprietary resin formulations we use are highly resistant to temperature, impact, tensile and bending stresses, as well as to the harsh environmental conditions encountered in the field. The product is also endowed with long life and a resistance to high energy electrical fields.

At present the manufacture of the core is carried out at our facilities in Irvine California, however, plans are underway to transfer production to a separate facility as soon as the order volume reaches a critical mass. The Company can also manufacture using subcontractors if required.

The ACCC core is then delivered to the cable manufacturer, General Cable in the USA and Canada, for wrapping. The core is shipped on round reels and is received at the cable wrapping facility in much the same way as traditional steel cores. Core is delivered in standard lengths to meet stranding limits. The core is then stranded (or wrapped) with fully annealed aluminum wires drawn into trapezoidal shapes.

The Company plans to increase its capacity ahead of commercial orders to be in time for delivery.

Machinery is currently acquired under lease and the Company has lease line financing in place to fulfill further requirements.

Our principal raw materials in the production of the ACCC core are glass and carbon fibers, combined with specific polymer resins. Our cable manufacturers require raw aluminum rod materials usual in the production of bare overhead cable. Accessories require primarily high grade aluminum and special steels. The prices for these raw materials are subject to market variations. Glass and resins can be acquired from several sources, however the preferred supplier for the carbon is Toray Industries. While the Company's preference will be to Toray, the Company is currently qualifying alternative suppliers' carbon material in its production path.

The Company is continuing the development of its new high-speed production equipment and is confident that this will be completed in the coming year.

INTELLECTUAL PROPERTY

The Company is continuing aggressively to pursue patent protection for all aspects of its composite materials, products, and processing.

We filed PCT Application Serial No. PCT/US03/12520 on April 23, 2003, and United States Continuation-In-Part Applications Serial Nos. 10/692304, filed October 23, 2003; 10/691447, filed October 22, 2003; 10/690839, filed October 22, 2003,
10/911072, filed August 4, 2004, PCT Applications Serial Nos. PCT/US02/35199 filed October 22, 2004; PCT/US04/35201, filed October 22, 2004; and Provisional Applications Serial Nos. 60/537302, filed January 16, 2004; and 60/536164, filed January 13, 2004. The Company is in the process of formally assigning these pending patent applications to its wholly-owned subsidiary, CTC Cable Corporation, a Nevada corporation, formed December 5, 2003. The Company has also filed corresponding patent applications in over 60 countries worldwide to preserve and protect its market opportunities. The inventors of record of all of our applications are Dr. Clem Hiel, Mr. George Korzeniowski, and Mr. David Bryant. Dr. Hiel is world-renowned in the field of composite materials engineering and design. Mr. Korzeniowski has a long and very distinguished career dealing directly with design, building and operating pultrusion processing equipment for composite products manufacturing. Mr. Bryant is Vice President, Product and Production Development of the Company and has extensive experience with the design and production of novel composite products. Our patent applications deal with novel composite materials, a range of materials for such composites, processing to produce composite materials, range of operating characteristics, and various products made from such composite materials. The primary products disclosed are electrical transmission conductors that substitute the related composite materials in place of standard steel reinforced cable. The composite materials are characterized by both chemistry and physical properties, and particular examples are included. Product characteristics such as ampacity, elevated operating temperatures, lower electrical resistance, light-weight, high strength composite fiber packing density, corrosion, stiffness, thermal expansion, toughness, fatigue life, creep resistance, wear resistance and fiber strength are addressed. Novel pultrusion processing techniques are also disclosed, which techniques are applicable to both the conductor applications as well as other composite based products. Numerous cross sectional cable designs are disclosed, as well as various methods and designs for splicing composite cables. Transmission systems incorporating our novel composite cables are also addressed.

Based on available information and after prior art searches by our patent strategists, we believe our pending patent applications provide the basis for us to, over time, be issued a number of separate and distinct patents. Our patent applications will continue to be supplemented with new information based on our prototype preparation and testing. Our patent applications specifically focus on materials and conductors conforming to industry specifications and requirements, as presently in place and as anticipated for the future.

The Company has also acquired licensing rights pursuant to a License Agreement dated February 6, 2003, between W. Brandt Goldsworthy & Associates, Inc. (WBGA) and the Company. The License Agreement grants the Company the exclusive use of any components in the Company's ACCC products that include items contained in patent claims granted to WBGA by the U.S. Patent and Trademark Office ("USPTO"). The License Agreement also provides the Company a broader non-exclusive license for any other pultruded composite core electrical cable designs characterized by WBGA as CRAC-1. The License Agreement bears a 2% royalty on net sales revenues for that component of ACCC using any patent claim issued to WBGA and a 1% royalty for any component of the CRAC-1 technology, if any, used by the Company, provided WBGA is granted valid patent Claims by USPTO. To date no such claims have been granted, and the USPTO issued a final rejection of the patent application on October 18, 2004. WBGA or its assigns has a six-month period to respond to the final rejection or appeal the final rejection. The Company was notified that the rights to the License Agreement as Licensor were transferred to James M. Dombroski pursuant to Mr. Dombroski's execution of a lien on the asset dated December 29, 2003. Mr. Dombroski subsequently transferred his rights to the License Agreement to GIFT Technologies LP on April 13, 2004. The duration of the License Agreement is for the life of any patent granted to WBGA by USPTO for the specific technologies licensed herein.

We are currently pursuing patent protection for other composite based products and applications. These additional patent applications generally relate to composite-based towers and poles. The Company is currently preparing a number of additional patent applications and it is anticipated that these will be filed in the near future.

MARKETABILITY

The U.S. Department of Energy reported some years ago that much of the nation's electrical transmission and distribution infrastructure is rapidly becoming incapable of meeting the demands of our modern economy. This is the result of the increasing demand for the consumption of electricity (it has more than doubled over the last 10 years) coupled with aging of the existing grid (which is in need of replacement and is prone to failure).

Utilities have been adding to their electrical generation capacity. In the most recent 3 years more generation capacity (in gigawatts) has been added than at any time since 1945. However, during the same period the investment in delivery systems for the new capacity (the grid) has not significantly increased. This will have to be rectified if the new generation capacity is to be efficiently utilized. This translates into the necessity for a large increase in investment into the bare overhead cable (conductor) systems that make up the electrical grid. Our ACCC cable is a type of bare overhead cable (conductor).

The currently available data projections for the size of the market for bare overhead conductor are conflicting, with different sources assigning widely different figures to the overall market size and to the markets for different countries. This is probably due to the fact that analysts can easily confirm the present size of the Grid and its required expansion but cannot adequately factor in two important considerations. The first of these is that it is often unclear how much of the existing grid must be replaced and how quickly. This information is often confidential and in all cases sensitive (with its combination of considerations of safety, ecology and commercial impact). The second is that while new capacity is required on the grid it is often assumed that this will necessitate new lines. These are far from easy to arrange. Obtaining rights of way and permissions sometimes takes years and is of uncertain outcome.

Introduction of the Company's products may help to alleviate some of these issues since ACCC enables providers to increase transmission capacity to handle expected load increases without resorting to the uncertainties of relying on the permits for and construction of new rights of way. More fundamentally, ACCC is a true replacement for existing lines that requires less tensioning and can therefore be used on weaker towers.

Our ACCC product targets an industry which is mature in most industrialized countries such as those in North America and Europe but developing in various other countries around the world, such as China and in South America.

COMPETITION

The primary competing product to our ACCC in North America and in most parts of the world is still traditional ACSR, a hundred year old technology. ACSR cannot satisfy a number of requirements facing the modern grid and distribution operator. Awareness of this issue has resulted in a number of companies with various alternative products coming forward. These may be summarized as follows:

      o Widely used in Europe, certain cable manufacturers already produce variations of ACSS (Aluminum Conductor Strength Steel). This aluminum conductor is reinforced with higher strength steel alloys in the core that allow the use of trapezoidal shaped wires, similar to the Company's cable. The ACSS still has a number of problems, particularly in retrofit applications. When compared with equivalent sized ACSR cables, the trapezoidal ACSS cable is heavier and thus may require higher tensioning, potentially resulting in tower modifications. It is also more expensive than ACSR cable. Variations of ACSS also exist in the shape of the aluminum stranding with both trapezoidal and `Z' shaped cables offering less wind noise than traditional ACSR. When compared with the Company's ACCC cables, we believe that the ACSS cable: (i) has less aluminum conductive cross-section than ACCC cables resulting in marginally less power capacity; (ii) has much higher sag than the ACCC equivalent; (iii) has greater line losses associated with inductive heating of a ferromagnetic core; (iv) has more electromagnetic field generation; and (v) with respect to new line projects, would require a greater number of larger, heavier, taller (and therefore more expensive) support structures than those required for ACCC cable .

      o 3M Company reports that they have developed Aluminum Conductor Composite Reinforced (ACCR), a conductor with a core composed of metal/ ceramic matrix composite wires with diameters ranging from 0.073" (1.9 mm) to 0.114" (2.9 mm) that appears to be wrapped in a thin adhesive backed metal foil, probably because the composite is abrasive. 3M claims their ACCR to have increased ampacity over ACSR by 1.5 to 3 times at very high temperatures. Its price is reported to be seven to ten times higher than ACSR. We have not seen any published  performance  data from  independent  third  parties as to certified  test  results for this  conductor,  although our study of available data indicates that our ACCC cable will have higher performance specifications at temperatures within normal operating ranges. 3M Company literature also indicates that some modifications from the ACSR-norm in handling and installation procedures may be required since the ACCR core is reportedly brittle and may snap or shatter if handled incorrectly. 3M literature also notes that the conductivity of the aluminum is lower than the aluminum in conventional ACSR and also lower than our ACCC. 3M claims to have made commercial sales of the product and ACCR is under evaluation alongside the Company's ACCC.

      o Korea Electric Power Corporation completed 24 overhead transmission line upgrade projects between 1994 and 1997 where they replaced existing conductors with higher ampacity conductors using existing towers and rights-of-way. They used the "Super Thermal Resistant Aluminum Alloy Conductor with Invar Reinforcement" ("STACIR"), first introduced in 1994. The cable can operate to 210 degrees Celsius with its ampacity approximately doubled. The cost of STACIR is estimated to be four to seven times higher than ACSR and has slightly increased line losses and weighs more than comparable sized ACSR. Limited market acceptance of this product has occurred, although we believe that it is mainly in Korea.

      o A multi-sectioned cable known as the GAP cable has been introduced by Sumitomo. This conductor has been used by a number of companies internationally and has reportedly experienced mixed results in various applications. In particular it is noted that when fitting the conductor it must be first hung without significant tension to `relax' the cable, installation is difficult and expensive with more frequent, costly dead-ending. The Company is not aware of any unreserved acceptance of this cable and understands that those companies using the cable are actively seeking an alternative. We also believe that significant structural strengthening of towers is required for its use.

      o Several companies are in the preliminary stages of developing superconducting technology in the form of liquid nitrogen-cooled superconductor power cables, which are capable of conducting with very low losses. The disadvantage is that the cost of such cables is expected to be up to fifty times the current price of conventional underground systems. It would, therefore, only be practical in specific short underground installations in densely populated downtown metropolitan areas. Overhead use is not presently anticipated.

Based upon the available test results, field trials and commercial sales, the Company believes that its ACCC family of cables meets or exceeds industry standards for quality and performance when compared to ACSR; and is superior in terms of performance/cost to any competing alternatives. We believe that its versatility and performance enable ACCC to replace the cable products currently being purchased by grid and distribution operators with an identifiable cost advantage when compared with capital expenditures or when considering operating savings.

The term `composite' covers a wide variety of materials from cements to metal matrix composites, through carbon fiber and fiberglass. The Company is not the first entity to attempt to develop a composite core for a transmission cable, and cannot protect all conceivable composite cores by its patent applications. The Company believes that its patent pending ACCC composite core is the most cost effective material for use in bare overhead conductor with the best properties most aptly suited for the `task' required of a bare overhead conductor.

The Company has also filed additional patent applications to address additional subject matter complementary to the information set forth in its original patent applications. This is intended to serve as an additional barrier to the development of competing composite products. A company interested in developing a competing product would be investing in composite core development knowing that there were additional patent applications claiming subject matter that may have been filed but not yet public.

The Company produces the composite core component of the ACCC cable. Any qualified cable manufacturer should be able to apply the annealed aluminum to the outside of core to produce the finished product. Since the Company intends to enter into agreement with cable manufacturers that are willing to wrap the core to produce the ACCC final product, such manufacturers are not immediately competitors of the Company in themselves, although other products they produce may compete with the ACCC. The Company's strategy is currently to make the production of ACCC available to cable manufacturers that have an expanding market and are willing to invest in bringing ACCC into their markets. In the United States market, however, the Company has signed an exclusive manufacturing agreement with General Cable that establishes General Cable as the only manufacturer of ACCC for the US and Canadian markets until 2007. There are three principal manufacturers of traditional bare overhead conductors (ACSR) which supply the United States market: Southwire Company, reportedly with over one third of the US market; General Cable Corporation and Alcan Cable, both reportedly supply most of the balance of the market. Given the current exclusive manufacturing arrangement, the Company's General Cable production of ACCC will be in competition with both of the other key producers in the market.

Outside of the United States and Canadian markets, all the key manufacturers of ACSR cable are the Company's potential partners. These include General Cable, Nexans, Lamifil, Pirelli Cable and De Angeli Prodotti in Europe; Condumex IUSA and CME in Mexico; Jaingsu Far East Group Company, Ltd., in China; Aberdare Cables in South Africa; and numerous others.

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

Certain international markets may require government or type registration approvals from leading companies or public or semi private bodies or associations. It is the Company's policy to examine these barriers to entry and to select markets which will be able to introduce its products in this initial phase without a significant, lengthy or costly registration or approval procedures.

RESEARCH AND DEVELOPMENT

We have spent considerable funds on research and development of our proprietary, patent pending ACCC and related electrical system component technologies to the point where the ACCC system is now commercially available. We continue to invest in the further development of this product with a view to speeding up and lowering the cost of production, as well as enhancing the product's properties and characteristics. We also anticipate the need to continue spending significant funds to protect the ACCC technologies.

In Fiscal Year 2004 we spent $114,959 on development costs; in fiscal year 2003 we spent $3,210,289 on development costs and $638,555 in Fiscal Year 2002.

EMPLOYEES

As of the date of this filing, we currently have 48 full time employees and use the services of 18 consultants on a regular basis for a variety of tasks and responsibilities. Additional consultants are employed as required for specific tasks. We have 3 corporate officers: two Executive Officers and the Corporate Secretary. The two Executive Officers are the Chief Executive Officer (`CEO') and the Chief Operating Officer (`COO').

There are five senior corporate departments: Operations, Finance, Intellectual Property, Information Systems, and Investor Relations. These are directly overseen by the CEO. The Operations Department is the responsibility of the COO. In the Operations Department, the COO presides over 3 additional senior operations departments: Product & Production Development, Business Development & Sales, and Quality Assurance & Quality Control.

One senior manager, employed as a consultant, was appointed the corporate secretary with the task of improving the efficiency of the Company's operations and preparing the Company for Sarbanes Oxley compliance and the listing of the Company on an Exchange. He is also responsible for the European, Middle Eastern and African Markets and resides in the UK.

As of fiscal year end 2004, the CEO was the acting Chief Financial Officer (`CFO') in charge of the Finance Department. Subsequent to September 30, 2004, the Company has employed the services of a consultant to fulfill the role of acting CFO. It is hoped that following a probationary period this individual will be appointed to the position of CFO and become an officer of the Company. The Company already employs a Controller and Accounting Manager in the Finance Department,

As of year end, the COO was also the President of the Company in charge of the Business Development & Sales Department. Three senior corporate managers handle, respectively: Investor Relations, Quality Control and Assurance, and Product and Production Development. Information Systems and Intellectual Property Strategy are handled by outside consultants.

The Company employs 4 additional senior managers in its Product and Production Development Department. and a total additional staff of 25 complete the Product and Production Development Department and handle the current production of core and accessories. The Business Development and Sales department is comprised primarily of consultants with one senior field person and 2 field engineers responsible for sales.. There are 4 corporate administrative assistants, 2 logistics personnel, one security officer and one maintenance person. The Company also uses the services of part time employees as required.

To assist the COO in the performance of his duties the Company has appointed a senior manager to the Office of the COO.

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

WE EXPECT FUTURE LOSSES AND WE MAY NOT BECOME PROFITABLE.

Prior to acquiring Transmission Technology Corporation ("TTC"), we were a shell corporation having no operating history, revenues from operations, or assets since December 31, 1989. We have not had any bookable revenues from operations subsequent to acquiring TTC through June 30, 2004. We may experience significant quarterly and annual losses for the foreseeable future.

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

OUR INDEPENDENT AUDITORS HAVE ISSUED A QUALIFIED REPORT WITH RESPECT TO OUR ABILITY TO CONTINUE AS A GOING CONCERN.

In previous filings, our accountants have issued a report relating to our audited financial statements which contains a qualification with respect to our ability to continue as a going concern because, among other things, our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities from normal business operations when they come due. This is natural because during the product development phase, a company must rely on the promise of future revenues (if the product under development gains acceptance) to secure financing from the capital markets so that it can complete the development of its products. There is no guarantee that the product will be completed, accepted or provide a marketable advantage and therefore no guarantee that the development will ever be profitable.

For the fiscal year ended September 30, 2004, we had a net loss of $(14,323,596) and negative cash flows from operations of $(9,022,676). For the fiscal years ended September 30, 2003 and 2002, we had net losses of $(6,771,252) and $(4,523,953), respectively. For the same periods, we had negative cash flows from operations of $(2,022,935) and $(715,923), respectively.

We had an operating cash flow deficit of $(9,022,676) as at September 30, 2004. During fiscal 2004 this operating cash flow deficit was $(4,266,853) as of June 30, 2004, $(3,112,739), as of March 31, 2004, and $(1,224,719), as of December
31, 2003. The operating cash flow deficit was $(2,022,935), as of September 30, 2003.

As of September 30, 2004, our accumulated deficit was $(26,075,079).

OUR INABILITY TO RAISE ADDITIONAL WORKING CAPITAL AT ALL OR TO RAISE IT IN A TIMELY MANNER COULD NEGATIVELY IMPACT OUR ABILITY TO FUND OUR OPERATIONS, TO GENERATE REVENUES, AND TO OTHERWISE EXECUTE OUR BUSINESS PLAN, LEADING TO THE REDUCTION OR SUSPENSION OF OUR OPERATIONS AND ULTIMATELY OUR GOING OUT OF BUSINESS. SHOULD THIS OCCUR, THE VALUE OF YOUR INVESTMENT IN OUR COMMON STOCK COULD BE ADVERSELY AFFECTED, AND YOU COULD EVEN LOSE YOUR ENTIRE INVESTMENT.

While the Company has raised significant capital through its debenture offering, it is possible that we will need to raise cash and additional working capital to cover a possible shortfall in our cash and working capital until such time as we become cash flow positive based solely on our revenues less operating and other costs. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences would be a material adverse effect on our business, operating results, financial condition and prospects.

OUR FAILURE TO RAISE NECESSARY CAPITAL COULD RESTRICT OUR GROWTH, LIMIT OUR ABILITY TO DEVELOP AND MARKET OUR PRODUCT AND HINDER OUR ABILITY TO COMPETE.

In order to fully exploit our business plan, we may need to raise significant additional funds. Failure to obtain adequate capital may: (i) restrict our growth; (ii) limit our ability to market our product; (iii) limit the development of our product; (iv) hinder our ability to compete; and (v) may affect our ability to continue our business operations as planned. Any of these consequences would have a material adverse effect on our business, results of operations and financial condition.

TO SATISFY OUR CAPITAL REQUIREMENTS, WE MAY SEEK TO RAISE FUNDS IN THE PUBLIC OR PRIVATE CAPITAL MARKETS.

Our ability to raise additional funds in the public or private markets will be adversely affected if the results of our business operations are not favorable, if any products developed are not well-received or if our stock price or trading volume is low. We may seek additional funding through corporate collaborations and other financing vehicles or from loans or investments from new or existing stockholders. There can be no assurance that any such funding will be available to us, or if available, that it will be available on acceptable terms. If adequate funds are not available, we will not be able to complete the commercialization of any products that we may have developed. As a result, we may be required to discontinue our operations without obtaining any value for our products under development, thereby eliminating stockholder equity, or we could be forced to relinquish rights to some or all of our products under development in return for an amount substantially less than we expended to develop such products. If we are successful in obtaining additional financing, the terms of the financing may have the effect of diluting the holdings or adversely affecting the rights of the holders of common stock.

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

There can be no assurance that any of our pending patents for our technologies and products will be issued. There can be no assurance that any patents related to the technology licensed under the License Agreement with W. Brandt Goldsworthy & Associates, Inc. will be issued.

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

In addition, our ability to develop and market our products and to achieve profitability will depend on our ability to attract and retain highly talented personnel. We face intense competition for personnel from other companies. There can be no assurance that we will be successful in attracting and retaining key personnel. The loss of key personnel or the inability to attract and retain the additional, highly-talented employees required for the development and commercialization of our products, could adversely affect our results of operations and our business.

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

WE CANNOT CONTROL THE COST OF OUR RAW MATERIALS.

Our principal raw materials will be glass and carbon fibers, plus various polymer resins and high-grade aluminum. The prices for these raw materials are subject to market forces largely beyond our control, including energy costs, organic chemical feed stocks, market demand, and freight costs. The prices for these raw materials have varied significantly and may vary significantly in the future. We may not be able to adjust our product prices, especially in the short-term, to recover the costs of increases in these raw materials. Our future profitability may be adversely affected to the extent we are unable to pass on higher raw material and energy costs to our customers.

INTERRUPTIONS OF SUPPLIES FROM OUR KEY SUPPLIERS MAY AFFECT OUR RESULTS OF OPERATIONS AND FINANCIAL PERFORMANCE.

Interruptions or shortages of supplies from our key suppliers of raw materials could disrupt production or impact our ability to increase production and sales. We use a limited number of sources for most of the other raw materials that we use. We do not have long-term or volume purchase agreements with most of our suppliers, and may have limited options in the short-term for alternative supply if these suppliers fail, for any reason, including their business failure or financial difficulties, to continue the supply of materials or components. Moreover, identifying and accessing alternative sources may increase our costs.

WE ARE CONTROLLED BY A SMALL NUMBER OF STOCKHOLDERS.

As at the date of this filing, two stockholders in the aggregate beneficially own or control approximately 36.2% of the outstanding common stock. As a result, these persons will have the ability to control substantially all matters submitted to our stockholders for approval and to control our management and affairs.

See "Security Ownership of Certain Beneficial Owners and Management."

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

OUR BUSINESS MAY BE SUBJECT TO INTERNATIONAL RISKS.

We are pursuing international business opportunities, including in China, Mexico, Brazil, Europe, Russia, the Middle East, certain far eastern countries and Africa. Risks inherent in international operations include unexpected changes in regulatory requirements, export restrictions, tariffs and other trade barriers; challenges in staffing and managing foreign operations; differences in technology standards, employment laws and business practices; longer payment cycles and problems in collecting accounts receivable; political instability; changes in currency exchange rates; currency exchange controls; and potentially adverse tax consequences.

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

CHANGES IN INDUSTRY STANDARDS AND REGULATORY REQUIREMENTS MAY ADVERSELY AFFECT OUR BUSINESS.

As a manufacturer and distributor of wire and cable products we are subject to a number of industry standard-setting authorities, such as the "Institute of Electrical and Electronic Engineers" (IEEE), the European based "International Council on Large Electric Systems" ("CIGRE"), the "American Society of Testing and Materials" (ASTM) and the Canadian Standards Association. In addition, many of our products may become subject to the requirements of Federal, state and local or foreign regulatory authorities. Changes in the standards and requirements imposed by such authorities could have an adverse effect on us. In the event we are unable to meet any such standards when adopted our business could be adversely affected. In addition, changes in the legislative environment could affect the growth and other aspects of important markets served by us. While certain legislative bills and regulatory rulings are pending in the energy and telecommunications sectors which could improve our markets, any delay or failure to pass such legislation and regulatory rulings could adversely affect our opportunities and anticipated prospects may not arise. It is not possible at this time to predict the impact that any such legislation or regulation or failure to enact any such legislation or regulation, or other changes in laws or industry standards that may be adopted in the future, could have on our financial results, cash flows or financial position.

WE WILL EXPERIENCE COMPETITION FROM OTHER COMPANIES IN THE INDUSTRY.

Our competitors include makers of traditional bare overhead wire and other companies with developmental-stage products that have the potential to compete with ACCC cable. While we are not aware of any existing competing manufacturers that have been able to significantly and cost effectively increase the performance of the current electrical power transmission and distribution cables, there is no certainty that unique technological advances won't be achieved by our competition, with better capital resources, in the future. We believe our competitors will continue to improve the design and performance of their products and to introduce new products with competitive price and performance characteristics. We expect that we will be required to continue to invest in product development, productivity improvements and customer service and support in order to compete in our markets. Such competitors could develop a more efficient product or undertake more aggressive and costly marketing campaigns than us which may adversely affect our marketing strategies which could have a material adverse effect on our business, results of operations or financial condition. In addition, as we introduce new products, we will compete directly with a greater number of companies. There can be no assurance that we can compete successfully against current or future competitors nor can there be any assurance that competitive pressures faced by us will not result in increased marketing costs, loss of market share or otherwise will not materially adversely affect our business, results of operations and financial condition. See "Competition" under the section of this prospectus entitled "Description of Business."

WE ARE RESPONSIBLE FOR THE INDEMNIFICATION OF OUR OFFICERS AND DIRECTORS.

Our Bylaws provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of the Company. This indemnification policy could result in substantial expenditures, which we may be unable to recoup.

TERRORIST ATTACKS AND OTHER ATTACKS OR ACTS OF WAR MAY ADVERSELY AFFECT THE MARKETS IN WHICH WE OPERATE, OUR OPERATIONS AND OUR PROFITABILITY.

The attacks of September 11, 2001, and subsequent events, including the military action in Iraq, have caused and may continue to cause instability in our markets and have led and may continue to lead to, further armed hostilities or further acts of terrorism worldwide, which could cause further disruption in our markets. Acts of terrorism may impact our operations or those of our customers or suppliers and may further limit or delay purchasing decisions of our customers. Depending on their magnitude, acts of terrorism or war could have a material adverse effect on our business, financial results, cash flows and financial position.

RISKS RELATED TO INVESTMENT IN OUR SECURITIES

THERE IS CURRENTLY A LIMITED TRADING MARKET FOR OUR COMMON STOCK.

Our common stock is traded in the OTC market through the OTC Bulletin Board. There is currently an active trading market for the common stock; however there can be no assurance that an active trading market will be maintained. Trading of securities on the OTC Bulletin Board is generally limited and is effected on a less regular basis than that effected on other exchanges or quotation systems (such as the NASDAQ Stock Market), and accordingly investors who own or purchase common stock will find that the liquidity or transferability of the common stock is limited. Additionally, a stockholder may find it more difficult to dispose of, or obtain accurate quotations as to the market value, of common stock. There can be no assurance that the common stock will ever be included for trading on any stock exchange or through any other quotation system (including, without limitation, the NASDAQ Stock Market).

THE APPLICATION OF THE "PENNY STOCK" RULES COULD ADVERSELY EFFECT THE MARKET PRICE OF OUR COMMON STOCK.

As long as the trading price of our common stock is below $5.00 per share, the open-market trading of our common stock will be subject to the "penny stock" rules. The "penny stock" rules impose additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of securities and have received the purchaser's written consent to the transaction before the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the broker-dealer must deliver, before the transaction, a disclosure schedule prescribed by the Securities and Exchange Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. These additional burdens imposed on broker-dealers may restrict the ability of broker-dealers to sell the common stock and may affect a stockholder's ability to resell the common stock.

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

THE PRICE OF OUR COMMON STOCK IS VOLATILE.

The market price of the common stock may be subject to significant fluctuations in response to our operating results, announcements of new products or market expansions by us or our competitors, changes in general conditions in the economy, the financial markets, the electrical power transmission and distribution industry, or other developments and activities affecting us, our customers, or our competitors, some of which may be unrelated to our performance. The sale or attempted sale of a large amount of common stock into the market may also have a significant impact on the trading price of common stock. The closing bid prices for the common stock have fluctuated from a high of $5.25 to a low of $0.87 since September 30, 2003.

WE DO NOT ANTICIPATE PAYING DIVIDENDS IN THE FORESEEABLE FUTURE.

We have not paid dividends on the common stock and do not anticipate paying such dividends in the foreseeable future.

WE ISSUED DULY AUTHORIZED SHARES TO EMPLOYEES AND CONSULTANTS UNDER OUR 2002 NON-QUALIFIED STOCK COMPENSATION PLAN UNDER THE INCORRECT ASSUMPTION THAT WE HAD REGISTERED THE SHARES PURSUANT TO FEDERAL SECURITIES LAWS. HOWEVER, WE SUBSEQUENTLY REALIZED THAT THESE SHARES HAD NOT BEEN REGISTERED PRIOR TO ISSUANCE. AS A RESULT, OUR ISSUANCE MAY HAVE VIOLATED FEDERAL AND STATE
SECURITIES LAWS, AND MAY RESULT IN OUR LIABILITY TO CERTAIN SUBSEQUENT PURCHASERS OF THESE SHARES.

Between March 18, 2003 and February 4, 2004 we issued common stock and options representing 1,504,780 shares of common stock to nine employees and consultants pursuant to our 2002 Non-Qualified Stock Compensation Plan. Although we believed that we and our counsel had filed the appropriate registration statement on Form S-8, on February 5, 2004, it came to our attention that such registration statement had not been filed. It may be determined that such issuances were not exempt from registration or qualification under Federal and state securities laws, and we did not obtain the required registrations or qualifications. As a result, we may be subject to contingent liabilities from these investors, as well as subsequent purchasers of the shares directly and indirectly issued. These liabilities may include an obligation to make a rescission offer to the holders of these shares and options. If rescission is required and accepted, we could be required to make payments to the holders of these shares and options. In addition, Federal securities laws do not expressly provide that a rescission offer will terminate a purchaser's right to rescind a sale of stock that was not registered as required. If rescission is required, and any or all of the offerees reject the rescission offer, we may continue to be liable under Federal and state securities laws. See our disclosure titled "Stock Compensation Issuances."

A LARGE NUMBER OF COMMON SHARES ARE ISSUABLE UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND CONVERTIBLE DEBENTURES. THE EXERCISE OR CONVERSION OF THESE SECURITIES COULD RESULT IN THE SUBSTANTIAL DILUTION OF THE COMPANY IN TERMS OF A PARTICULAR PERCENTAGE OWNERSHIP IN THE COMPANY AS WELL AS THE BOOK VALUE OF THE COMMON SHARES. THE SALE OF A LARGE AMOUNT OF COMMON SHARES RECEIVED UPON EXERCISE OF THESE OPTIONS OR WARRANTS ON THE PUBLIC MARKET TO FINANCE THE EXERCISE PRICE OR TO PAY ASSOCIATED INCOME TAXES, OR THE PERCEPTION THAT SUCH SALES COULD OCCUR, COULD SUBSTANTIALLY DEPRESS THE PREVAILING MARKET PRICES FOR OUR SHARES.

The exercise price or conversion price of outstanding options, warrants and convertible debentures may be less than the current market price for our common shares. In the event of the exercise of these securities, a shareholder could suffer substantial dilution of his/her investment in terms of the percentage ownership in the Company as well as the book value of the common shares held.

ITEM 2 - DESCRIPTION OF PROPERTY

We do not own any real estate. During the first quarter of fiscal year 2003, we rented office space in Irvine, California on a month to month basis at a rate of $4,600 per month and 8,000 square feet of manufacturing space on a month to month basis for $8,000 per month at a separate location. On January 1, 2004 we commenced leasing a combination manufacturing and office facility in Irvine, California with approximately 105,120 square feet (21,180 square feet in the office area with the remaining 83,940 manufacturing, storage and other areas). The lease is for seven years with the first cash payment beginning March 1, 2004 for $ 73,584 per month, since the rent for January and February of 2004 was paid by a grant of 140,160 restricted shares to the landlord, with a provision for no security deposit.

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

ITEM 3 - LEGAL PROCEEDINGS

The following disclosure identifies all known or anticipated material legal proceedings commenced by or against the Company or its wholly owned subsidiary, Transmission Technology Corporation ("TTC"), CTC Cable Corporation ("CCC"), CTC Wind Systems ("CWS"), CTC Towers & Poles Corporation ("TPC"):

J.P. Turner & Company, L.L.C. ("J.P. Turner") initiated arbitration before the National Association of Securities Dealers in February 2004 alleging Composite Technology Corporation ("CTC") breached a finder's agreement by failing to pay certain fees to J.P. Turner. CTC disputes that any breach of the agreement took place and denies that J.P. Turner made any introductions of investors to CTC which directly led to financing. CTC has filed a counterclaim against J.P. Turner alleging claims of fraud against J.P. Turner arising out of misrepresentations made by J.P. Turner concerning an investment opportunity. J.P. Turner seeks $200,000 in monetary damages, a warrant to purchase 200,000 shares of CTC common stock at an exercise price equal to the closing bid on December 17, 2003, pre -judgment interest as of December 18, 2003, reasonable attorneys' fees and costs. CTC seeks compensatory damages in an amount according to proof, punitive damages, and reasonable attorneys' fees and costs based upon its counterclaims. CTC filed its Statement of Answer and Counterclaims on May 17, 2004. The matter is presently set for hearing in February 2005.

On October 16, 2003, CTC filed suit against Acquvest, Inc., Paul Koch, Victoria Koch, Patricia Manolis, and Michael Tarbox in Orange County Superior Court. CTC alleges causes of action for declaratory relief, breach of contract, fraudulent inducement, rescission and economic duress arising out of certain subscription and related agreements among the Company and the defendants. In connection with such agreements, CTC issued to Acquvest, Inc. and Patricia Manolis, in April 2003 and September 2003, a total of 150,000 units for a total purchase price of $375,000. Each unit consists of 10 shares of unregistered, restricted common stock and 10 Series I warrants to purchase one share of unregistered, restricted common stock. Each Series I warrant entitles the holder to purchase a share of common stock at $0.50 per share and expires on March 30, 2005. The agreements provide for the issuance of up to an additional 550,000 of such units for the same purchase price of $2.50 per unit, subject to certain conditions, and registration of share issuances under the Securities Act of 1933. The additional units have not been issued and the additional purchase consideration has not been paid. The parties disagree as to their respective rights and obligations with respect to the original issuances and such additional units. 10,000 units were also issued to Paul Koch for services in connection with such agreements, and a dispute has arisen as to his entitlement to those and additional units and warrants in connection with the agreements. The defendants deny CTC's material allegations and have asserted cross-claims against CTC. CTC is seeking actual damages, punitive damages, statutory costs, attorneys' fees and injunctive relief against the defendants. CTC believes the defendants will seek the same relief and issuance of the additional units against CTC and CTC's officers. By a letter to CTC's counsel dated September 8, 2004, Acquvest stated that it was waiving the contractual conditions to its purchase of an additional 400,000 units under its subscription agreement and was tendering $1,000,000, which was available on deposit, to CTC as payment for the units. On May 13, 2004, the court sustained the defendants' demurrers as to CTC's causes of action for breach of contract, fraudulent inducement, rescission (only as against Patricia Manolis) and economic duress and the defendants' motion to strike CTC's request for punitive damages based on the rescission and economic duress causes of action, with leave for CTC to amend its complaint. CTC has filed an amended complaint. Acquvest, Koch, and Manolis filed a Cross-Complaint on September 16, 2004. The parties stipulated to permit Cross-Complainants to amend the Cross-Complaint, which was filed on December 17, 2004. CTC expects to attack the Amended Cross-Complaint via demurrer. Trial date has been set for May 9, 2005, though CTC has moved to continue the trial date to a later date. The hearing on that motion is currently set for January 7, 2005.

On November 4, 2003, Ascendiant Capital Group LLC, Mark Bergendahl, and Bradley Wilhite ("Plaintiffs") filed suit in Orange County Superior Court alleging causes of action against CTC and its CEO, Benton Wilcoxon, personally ("Defendants") for breach of contract, specific performance, fraud and deceit, negligent misrepresentations, breach of covenant of good faith and fair dealing, and declaratory relief arising out of a business advisory and consulting agreement (the "Agreement") allegedly executed between CTC and Ascendiant. CTC denies the material allegations and, on November 10, 2003, CTC filed a case in Orange County Superior Court against Plaintiffs alleging causes of action for declaratory relief, breach of contract, fraudulent inducement, and economic coercion arising out of the Agreement as well as various unrelated business agreements between Plaintiffs and Wilcoxon. CTC is seeking actual damages, punitive damages, statutory costs, attorneys' fees and injunctive relief against Plaintiffs. The principal parties are Ascendiant, Bergendahl, Wilhite, CTC and Wilcoxon. On November 24, 2003, the court entered an order consolidating the cases. On January 15, 2004, the parties agreed to submit all claims and cross-claims arising out of the Agreement to binding arbitration before the Honorable Robert Thomas Ret. at JAMS - Orange County. The remaining claims and cross-claims not arising out of the Agreement are pending before the Honorable Kazuharu Makino of Orange County Superior Court. On May 28, 2004, CTC's demurrers to Plaintiffs' causes of action in the arbitration for specific performance, negligent misrepresentation and breach of covenant of good faith and fair dealing were sustained, with leave to amend, as well as CTC's motion to strike Plaintiff's claims for punitive damages. Plaintiffs subsequently filed an amended complaint. Judge Thomas has reserved ruling on Plaintiffs' demurrers and motion to strike in the arbitration pending the outcome of the ruling on Plaintiffs' demurrers and motions to strike filed with respect to CTC's cross-claim pending in the superior court. An order has issued in the Orange County Superior Court action exempting this case from various pre-trial deadlines and noting that he expects that the case will not proceed to trial within 24 months of the date of filing.

On September 10, 2004, Adam Devone filed a Complaint in Orange County Superior Court (Case No. 04-CC-09321) against Donner, Evan Wride and Global Research, Inc., Nutek, Inc., Zeta Centauri, Inc., Sherpa Financial & Investigations, Inc. and Multiplyingchurches.org, Inc. (collectively, the "Donner Parties") and CTC. Devone alleges a variety of claims against the Donner Parties based upon alleged contractual breaches and tortuous conduct related to a $200,000 loan made between Devone and the Donner Parties. CTC is only party to the last two causes of action for Imposition of Constructive Trust and Declaratory Relief. Devone seeks a constructive trust on any CTC shares or related proceeds obtained
through  the  use  of  Devone's  $200,000.   Devone  further  seeks  a  judicial
declaration that the CTC securities and proceeds derived therefrom are his property. As noted earlier, Devone is not presently seeking monetary damages or costs against CTC. On October 6, 2004, CTC filed a Motion for Order Discharging Liability asserting it should be discharged from the matter as it took no position with regard to the dispute between the parties. On October 8, 2004, CTC filed an Answer to the Complaint. The Motion for Order Discharging Liability is presently set to be heard on January 3, 2004. On October 20, 2004, Multiplyingchurches.org, Inc. ("MC Org") filed a Cross-Complaint against CTC, Adam Devone, Sheryl Lyn Devone (Plaintiff's wife) and Roes 1-100 alleging claims for breach of contract against CTC and Roes 51-100 and tortious interference with contract against Plaintiff, his wife and Roes 1-50. MC Org alleges that CTC breached a warrant agreement by failing to issue shares thereunder and seeks unspecified damages and an injunction compelling CTC to issue shares under the warrant agreement. CTC filed an Answer to MC Org's Cross-Complaint on November 19, 2004.

On October 13, 2004, Michael Tarbox ("Tarbox") filed an action in Orange County Superior Court (Case No. 04-CC-10345) against Paul Koch, Acquvest, CTC and Doe Defendants. Tarbox alleges that Koch made fraudulent transfers to Acquvest and the Doe defendants for the purpose of avoiding the debt owed to Tarbox. Tarbox alleges that CTC securities were intended to serve as security for a debt owed by Koch to Tarbox. Tarbox alleges that Defendants were not bona fide purchasers of the CTC securities since they were receiving such securities for the benefit of Tarbox. Tarbox further alleges that CTC breached an agreement to pay him a finder's fee in connection with investments made by Koch. Tarbox alleges that CTC's breach has caused him to suffer damages in excess of $750,000. On November 9, 2004, CTC filed a Motion to Consolidate this action with the Acquvest action above (OCSC Case No. 03-CC-12640). The Motion to Consolidate is set for January 7, 2005. On November 14, 2004, CTC filed a demurrer to the Complaint. Tarbox agreed to amend the Complaint in response thereto.

Other than the matters discussed above, we are not aware of any material pending legal proceedings involving CTC or its subsidiaries.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year ended September 30, 2004, the Company gave notice to its Shareholders of the 2003 Annual General Meeting together with a Proxy Statement and a copy of the 10-KSB for the fiscal year end 2003.

The shareholders were asked to vote on 4 issues at the 2003 Annual General Meeting held at 10:00 am (PST) on Thursday October 28, 2004 at the offices of the Company at 2026 McGaw Avenue, Irvine, California 92614. The issues were as follows:

      1.    To elect two directors, each to a one-year term;

      2. To ratify the selection of Singer Lewak, Greenbaum & Goldstein LLP, as the independent auditor for the Company;

      3. To approve an increase in the number of shares subject to the 2002 Non-Qualified Stock Compensation Plan by 15 million shares; and

      4. To transact any other business that may properly come before the meeting.

Only the 110,692,432 stockholders of record at the close of business on September 8, were entitled to notice of, and to vote at, the meeting. Further details of the matters placed before the Shareholders is included in the
Schedule 14A disclosure filed with the SEC and available on the SEC website at http://www.sec.gov

The Shareholders approved the Election of both Directors, the ratification of Singer Lewak as the independent auditors and the increase in the 2002 Non-Qualified Stock Compensation Plan.

Voting was as follows:

                                           For       Against        Abstained
Election of Directors:

Voting for Benton H Wilcoxon           85,628,639      391,005        650,335
Voting for C. William Arrington:       85,628,589      391,005        650,355

Voting for the Auditors:               85,655,736      173,621        840,642

Voting to extend the Option Plan:      54,736,200    5,963,476      1,891,490

Voting for the election of Directors and the appointment of the auditors were routine. Voting for the extension of the option plan was not routine. The Company received 48,301,092 votes cast by proxy and 38,368,907 votes were cast through ADP Proxy Services of Englewood New York, NY. The total number of shareholders voting at the meeting was therefore 86,669,999 or 78.2% of the shareholders of record.

Decisions are passed by the majority of those voting for, against or abstaining from a particular motion.

                                     PART II

ITEM 5 - MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Common Stock is not listed on any stock exchange. The Common Stock is traded over-the-counter on the OTC Bulletin Board under the symbol "CPTC." The following table sets forth the high and low bid information for the Common Stock for each quarter within the last two fiscal years.

 QUARTERLY COMMON STOCK PRICE RANGES



--------------------------------------------------------------------------------
 QUARTER ENDED                                     2002/2003
--------------------------------------------------------------------------------
                                          HIGH                     LOW
--------------------------------------------------------------------------------
 December 31, 2002                       $0.25                   $0.09
--------------------------------------------------------------------------------
 March 31, 2003                          $0.61                   $0.16
--------------------------------------------------------------------------------
 June 30, 2003                           $0.52                   $0.32
--------------------------------------------------------------------------------
 September 30, 2003                      $2.67                   $0.49
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
 QUARTER ENDED                                     2003/2004
--------------------------------------------------------------------------------
                                          HIGH                     LOW
--------------------------------------------------------------------------------
 December 31, 2003                       $2.38                   $1.28
--------------------------------------------------------------------------------
 March 31, 2004                          $2.14                   $1.02
--------------------------------------------------------------------------------
 June 30, 2004                           $1.74                   $0.84
--------------------------------------------------------------------------------
 September 30, 2004                      $1.92                   $0.95
--------------------------------------------------------------------------------

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. As of December 15, 2004, there were approximately 5,126 stockholders of record of our Common Stock and no stockholders of record of our Preferred Stock.

We have never paid any dividends on the Common Stock. We currently anticipate that any future earnings will be retained for the development of our business and do not anticipate paying any dividends on the Common Stock in the foreseeable future.

On May 15, 2001, TTC established the 2001 Incentive Compensation Stock Option Plan ("TTC PLAN"). After the Plan of Reorganization between TTC and Eldorado (the predecessor of CTC) in November 2001, we suspended using the TTC Plan and converted the granted options to a new CTC plan. We established our 2002 Non-Qualified Stock Compensation Plan (the "Plan") on February 27, 2002 with 9,000,000 shares approved and terminated the TTC Plan. The purpose of the Plan is to grant stock and stock options to purchase our common stock to our employees and key consultants. On February 17, 2003 by Written Consent in Lieu of Annual Meeting the Plan was approved and amended to include an additional 5,000,000 shares and declared effective on that date and approved the transfer of options granted to two Director/Officers under the TTC Plan to the Plan. The total amount of shares subject to the Plan was then increased from 14,000,000 shares to 29,000,000 by decision of the Shareholders dated October 28, 2004, subsequent to the September 30, 2004 fiscal year-end.


----------------------------------------------------------------------------------------------------------------
                                        Number of securities                                Number of securities
                                           to be issued upon          Weighted-average       remaining available
                                                 exercise of         exercise price of       for future issuance
                                        outstanding options,      outstanding options,              under equity
Plan Category                            warrants and rights      and warrants rights.       compensation plans.
----------------------------------------------------------------------------------------------------------------
                                                (A)                        (B)                        (C)
----------------------------------------------------------------------------------------------------------------
Equity Compensation Plans                          7,195,366                       $0.43                     0 (1)
approved by security holders.
----------------------------------------------------------------------------------------------------------------
Equity Compensation Plans                                  0                        0                        0
not approved by security
holders.
----------------------------------------------------------------------------------------------------------------
TOTAL                                              7,195,366                       $0.43                     0
----------------------------------------------------------------------------------------------------------------

(1) The shareholders meeting of the Company passed a motion on October 29, 2004 to increase the number of shares subject to the 2002 Non-Qualified Stock Compensation Plan by 15 million shares ("Stock Plan"). Once registered, this will bring the total number of shares registered under the plan to 29 million. The Company has already issued 11,265,868 shares of the Stock Plan to remunerate certain professional consultants. As at Fiscal 2004 Employees and professional consultants issued with options had exercised 2,607,220 options to acquire shares.

SALES OF UNREGISTERED SECURITIES

PREFERRED STOCK

SERIES "A" PREFERRED

On April 12, 2001, TTC issued 165 shares of 10% Series A Cumulative Convertible Preferred Stock (the "TTC Series A Preferred") to Red Guard in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), in consideration for the rights to certain technology. All of the recipients took their securities for investment purposes without a view to distribution and had access to information concerning the Company and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the acquisition of these securities. Each share of TTC Series A Preferred was convertible into one share of TTC Common Stock at an original conversion price of $0.20 per share. In September 2002, Red Guard returned to the Company for cancellation all of its 165 TTC Series A Preferred and cancelled outstanding loans of $62,000 and unpaid interest on payment by the Company of various securities owned by the Company in AMJ Logistics, Inc, STL Group, Inc, Geyser Group, Ltd and TMA Ventures LLC/MEMX.

SERIES "B" PREFERRED

On July 12, 2001, TTC granted to Red Guard an option to purchase up to $500,000 of 10% Series B Cumulative Convertible Preferred Stock of TTC (the "TTC Series B Preferred") at $100 per share (the "Red Guard Option") and a warrant to purchase up to 120,000 shares of TTC Common Stock at $20.00 per share that, on completion of the November 3, 2001 reverse acquisition transaction with CTC, enabled Red Guard to purchase up to 1,905,600 shares of CTC common stock at $1.26 per share (the "Red Guard Warrant") in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act in consideration for revising the conversion terms of the TTC Series A Preferred, including an increase in the conversion from $0.20 to $7.50 per share. All of the recipients took their securities for investment purposes without a view to distribution and had access to information concerning the Company and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the acquisition of these securities. The Red Guard Option was exercisable at any time and expired on January 12, 2002. The Red Guard Warrant is exercisable at any time and expires on June 12, 2006.

On August 28, 2001, Red Guard exercised a portion of the Series B option and purchased an aggregate $100,000 of Series B Preferred from the Company. On October 11, 2001, Red Guard assigned an additional portion of this option to an unrelated individual who then exercised the option to purchase an aggregate $32,000 of Series B Preferred from the Company. We relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act of 1933 for the issuance of these securities. All of the recipients took their securities for investment purposes without a view to distribution and had access to information concerning the Company and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the acquisition of these securities.

During August 2001, Red Guard exercised a portion of the Red Guard Option and purchased 1,000 shares of TTC Series B Preferred in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act for $100,000. Each share of TTC Series B Preferred was convertible into five shares of TTC Common Stock at a conversion price of $20.00. All of the recipients took their securities for investment purposes without a view to distribution and had access to information concerning the Company and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the acquisition of these securities.

On October 11, 2001, TTC issued 320 shares of TTC Series B Preferred to an individual in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act for approximately $32,000. Each share of TTC Series B Preferred is convertible into five shares of TTC Common Stock at a conversion price of $20.00. These shares were converted to 207,576 shares of CTC restricted common stock in April 2003. All of the recipients took their securities for investment purposes without a view to distribution and had access to information concerning the Company and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the acquisition of these securities.

On October 18, 2001, Red Guard exercised a portion of the Red Guard Warrant and purchased 500 shares of TTC Common Stock in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act for $10,000. Pursuant to the Reorganization Agreement, each share of TTC Common Stock was exchanged for 15.88 or in aggregate 7,940 shares of Common Stock. All of the recipients took their securities for investment purposes without a view to distribution and had access to information concerning the Company and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the acquisition of these securities.

In January 2004, the Company converted the 1,000 shares of Series B 10% preferred stock of its subsidiary Transmission Technology Corporation into 80,000 shares of unregistered, restricted common stock that were issued to one individual pursuant to a court order. In addition under the terms of the order, the Company was obliged to issue 27,631 shares of unregistered, restricted common stock in satisfaction of the unpaid preferred stock dividends and interest totaling $31,996. We relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act of 1933 for the issuance of these securities. All of the recipients took their securities for investment purposes without a view to distribution and had access to information concerning the Company and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the acquisition of these securities.


COMMON STOCK

The following 3 issuances occurred in connection with the issue of 60 million unregistered restricted shares of the Company as a result of the reverse acquisition of Eldorado and the reorganization of TTC into CTC:

1. On October 30, 2001, TTC issued an aggregate 79,402 equivalent post-acquisition shares of restricted, unregistered common stock to a law firm as a retainer for future legal services to be provided during a one-year period from October 30, 2001. However, during January 2002, the Company and the law firm agreed to rescind this transaction and in April 2002 the 79,402 shares were returned to the Company. We relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act of 1933 for the issuance of these securities. All of the recipients took their securities for investment purposes without a view to distribution and had access to information concerning the Company and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the acquisition of these securities.


2. Pursuant to the Reorganization Agreement, on November 3, 2001, the Company issued 57,546,000 shares of Common Stock to certain stockholders of TTC in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act, in exchange for 95.91% of the TTC Common Stock. All of the recipients took their securities for investment purposes without a view to distribution and had access to information concerning the Company and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the acquisition of these securities.


3. In addition, following November 3, 2001, we issued 2,374,598 shares of Common Stock to certain stockholders of TTC in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act, in exchange for the remaining shares of TTC Common Stock. All of the recipients took their securities for investment purposes without a view to distribution and had access to information concerning the Company and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the acquisition of these securities.


In November 2001, certain consultants were issued an aggregate of 450,000 shares of Common Stock in reliance upon the exemption from registration set forth in
Section 4(2) of the Securities Act as compensation for the services they provided in connection with the acquisition of TTC. All of the recipients took their securities for investment purposes without a view to distribution and had access to information concerning the Company and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the acquisition of these securities.


In May 2002, the Company issued 40,000 shares of the Company's restricted, unregistered common stock to an unrelated entity for various consulting services. This transaction was valued at approximately $16,000. The Company relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act of 1933 for the issuance of these shares. All of the recipients took their securities for investment purposes without a view to distribution and had access to information concerning the Company and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the acquisition of these securities.


In July 2002, the Company issued an aggregate 333,333 shares of the Company's restricted, unregistered common stock to two separate persons in return for approximately $61,000 in cash. Each of the shares issued carried a warrant to acquire an equal number of restricted, unregistered common stock at an exercise price of $0.50 and shall expire on July 12, 2006. The Company relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act of 1933 for the issuance of these shares. All of the recipients took their securities for investment purposes without a view to distribution and had access to information concerning the Company and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the acquisition of these securities.


In July 2002, the Company issued an aggregate 150,000 shares of the Company's restricted, unregistered common stock to two separate unrelated entities for consulting services. The Company relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act of 1933 for the issuance of these shares. All of the recipients took their securities for investment purposes without a view to distribution and had access to information concerning the Company and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the acquisition of these securities.

In August 2002, the Company issued an aggregate 265,790 shares of the Company's restricted, unregistered common stock to an individual and an entity for professional consulting services. The Company relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act of 1933 for the issuance of these shares. All of the recipients took their securities for investment purposes without a view to distribution and had access to information concerning the Company and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the acquisition of these securities.


During August, the Company issued 42,500 shares of Common Stock to AMJ in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act in exchange for 37,335 shares of the common stock of AMJ. All of the recipients took their securities for investment purposes without a view to distribution and had access to information concerning the Company and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the acquisition of these securities.


In September, 2002, the Company issued an aggregate 515,297 shares of the Company's restricted, unregistered common stock to two individuals in repayment of outstanding indebtedness of $90,000 and accrued, but unpaid, interest. The Company relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act of 1933 for the issuance of these shares. All of the recipients took their securities for investment purposes without a view to distribution and had access to information concerning the Company and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the acquisition of these securities.


In September 2002, the Company issued 598,630 warrants to compliment certain unregistered restricted share issuances stock to two individuals. These numbered warrants were issued with an exercise price of $0.50 and expire on July 12, 2005. The Company relied upon the exemption from registration as set forth in
Section 4(2) of the Securities Act of 1933 for the issuance of these shares. All of the recipients took their securities for investment purposes without a view to distribution and had access to information concerning the Company and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the acquisition of these securities.


During the fourth quarter of 2002, the Company, in conjunction with a separate Private Placement Memorandum sold 6,400 Units for gross proceeds of approximately $12,800 to two individuals. Each Unit consisted of 10 shares of unregistered, restricted common stock; 10 Series A warrants and 5 Series B warrants. One of these individuals rescinded his investment and his 34,000 shares and all the warrants were cancelled. The remaining 30,000 warrants expired unexercised in Fiscal 2004. We relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act of 1933 for the issuance of these securities. All of the recipients took their securities for investment purposes without a view to distribution and had access to information concerning the Company and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the acquisition of these securities.


During the first and second quarters of fiscal 2003, under a Private Placement Memorandum, the Company sold an aggregate 3,254,000 Units to 52 individuals and entities. Each Unit consists of one share of unregistered, restricted common stock and one Series E warrant to purchase one share of unregistered, restricted common stock. Each Series E warrant entitled the holder to purchase a share of common stock at $0.25 per share and expired on December 1, 2004. We relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act of 1933 for the issuance of these securities. All of the recipients took their securities for investment purposes without a view to distribution and had access to information concerning the Company and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the acquisition of these securities.


During February 2003, the Company issued 750,000 shares of the Company's restricted, unregistered common stock to nineteen individuals and six unrelated entities for various consulting services relating to intellectual property and business development. The Company relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act of 1933 for the issuance of these shares. All of the recipients took their securities for investment purposes without a view to distribution and had access to information concerning the Company and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the acquisition of these securities.


In February 2003, CTC entered a Settlement Agreement and Mutual Release pursuant to which the Company issued 1,500,000 shares of unregistered, restricted common stock to various parties in the actions. The shares issued were valued at $93,750. We relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act of 1933 for the issuance of these securities. All of the recipients took their securities for investment purposes without a view to distribution and had access to information concerning the Company and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the acquisition of these securities.


In February 2003, the Company issued an aggregate 1,065,000 shares of the Company's restricted, unregistered common stock to two individuals, in repayment of debts incurred in payment of services. We relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act of 1933 for the issuance of these securities. All of the recipients took their securities for investment purposes without a view to distribution and had access to information concerning the Company and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the acquisition of these securities.


In March 2003, the Company issued an aggregate 275,000 shares of the Company's restricted, unregistered common stock to an individual, who was an existing shareholder of the Company, for conversion of $30,000 of a short-term working capital loan and accrued, but unpaid, interest. We relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act of 1933 for the issuance of these securities. All of the recipients took their securities for investment purposes without a view to distribution and had access to information concerning the Company and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the acquisition of these securities.

During the first and second quarters of fiscal 2003, in conjunction with a separate Private Placement Memorandum, the Company sold an aggregate 3,470,500 Units to 28 individuals and entities. Each Unit consists of one share of unregistered, restricted common stock and one warrant Series H to purchase one share of unregistered, restricted common stock at an exercise price of $0.50. We relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act of 1933 for the issuance of these securities. All of the recipients took their securities for investment purposes without a view to distribution and had access to information concerning the Company and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the acquisition of these securities.


During the February 2003, the Company issued an aggregate 200,000 Series H Warrants to one entity in remuneration for professional services connected with the issuance of the Series H Warrants. Each Series H warrant gives the older the right to purchase one share of unregistered, restricted common stock at an exercise price of $0.50. We relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act of 1933 for the issuance of these securities. All of the recipients took their securities for investment purposes without a view to distribution and had access to information concerning the Company and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the acquisition of these securities.


In April 2003, the Company issued 27,900 shares of CTC restricted common stock to 2 individuals in settlement of a dispute. The Company relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act of 1933 for the issuance of these shares. All of the recipients took their securities for investment purposes without a view to distribution and had access to information concerning the Company and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the acquisition of these securities.


In April 2003 the Company issued 250,000 Series L warrants to purchase the Company's restricted unregistered common stock with an exercise price of $0.42, to one individual in settlement of a dispute over attorney's fees. These warrants expire April 8, 2008. We relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act of 1933 for the issuance of these securities. All of the recipients took their securities for investment purposes without a view to distribution and had access to information concerning the Company and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the acquisition of these securities.


In April 2003 the Company issued 49,999 Series K warrants to purchase the Company's restricted unregistered common stock at an exercise price of $0.50 to 3 individuals for business development services. These warrants expire March 30, 2005. We relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act of 1933 for the issuance of these securities. All of the recipients took their securities for investment purposes without a view to distribution and had access to information concerning the Company and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the acquisition of these securities.


During March through September 2003, pursuant to Private Placement Memoranda, we sold an aggregate 150,000 Units to one entity and one individual; an additional 10,000 Units were issued in compensation for the arrangement of the financing. Each Unit consisted of 10 shares of restricted, unregistered common stock and 10 Series I warrants to purchase one share of unregistered, restricted common stock. Each Series I warrant entitles the holder to purchase a share of common stock at $0.50 per share and expires on March 30, 2005. In the subscription agreement there was a conditional provision for the issue of up to an additional 550,000 Units to the entity and the individual, however, the proceeds in payment were never received; an additional 40,000 Units that were to be issued in connection with the perfection of the subscription were cancelled due to non-performance. The matter is now subject to litigation as discussed in Item 3(B) above under Composite Technology Corporation v. Acquvest, Inc., Paul Koch, Victoria Koch, Patricia Manolis, and Michael Tarbox. The shares related to the 550,000 Units were issued by the transfer agent and were being held by the attorney handling the matter for us, however, these were cancelled in October, 2003. The above 10,000 Units issued in compensation are themselves the subject of separate litigation that is preventing their exercise. We relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act of 1933 for the issuance of these securities. All of the recipients took their securities for investment purposes without a view to distribution and had access to information concerning the Company and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the acquisition of these securities.


In August 2003, the Company issued 236,171 shares of restricted, unregistered common stock to an individual in compensation for the provision of legal services amounting to $53,710. The Company relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act of 1933 for the issuance of these shares. All of the recipients took their securities for investment purposes without a view to distribution and had access to information concerning the Company and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the acquisition of these securities.


During August 2003, pursuant to a Private Placement Memoranda, we sold an aggregate 16,667 Units for gross proceeds of $50,000. Each Unit consisted of 10 shares of restricted, unregistered common stock and five Series O warrants to purchase one share of unregistered, restricted common stock. Each Series O warrant entitles the holder to purchase one share of common stock at $0.60 per share and expires at the earlier of June 30, 2005 or three weeks following written notification by us that its common stock closed at or above $0.90 per share for 10 consecutive trading days. In addition, the Series O warrants can be redeemed by us for $0.001 each if a Registration Statement covering the shares underlying the Series O warrants has been declared effective and our stock closes at or above $0.90 for 10 consecutive days. We relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act of 1933 for the issuance of these securities. All of the recipients took their securities for investment purposes without a view to distribution and had access to information concerning the Company and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the acquisition of these securities.

During August 2003, the Company issued 700,000 shares of restricted, unregistered common stock to two entities in compensation for the provision of professional consulting services. The Company relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act of 1933 for the issuance of these shares. All of the recipients took their securities for investment purposes without a view to distribution and had access to information concerning the Company and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the acquisition of these securities.


During the last quarter of fiscal 2003, pursuant to a Private Placement Memoranda, we sold an aggregate 50,000 Units for gross proceeds of $125,000 to 5 individuals and entities. Each Unit consisted of 10 shares of restricted, unregistered common stock and 10 Series N warrants to purchase one share of unregistered, restricted common stock. Each Series N warrant entitles the holder to purchase one share of common stock at $0.50 per share and expires at the earlier of June 30, 2005 or three weeks following written notification by us that our common stock closed at or above $0.75 per share for 10 consecutive trading days. In addition, the Series N warrants can be redeemed by us for $0.001 each if a Registration Statement covering the shares underlying the Series N warrants has been declared effective and our common stock closes at or above $0.75 for 10 consecutive days. We relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act of 1933 for the issuance of these securities. All of the recipients took their securities for investment purposes without a view to distribution and had access to information concerning the Company and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the acquisition of these securities.


During September and October 2003, pursuant to Private Placement Memoranda, we sold an aggregate 367,500 Units to 26 individuals. Each Unit consisted of 10 shares of restricted, unregistered common stock and two Series P warrants to purchase one share of unregistered, restricted common stock. Each Series P warrant entitles the holder to purchase one share of common stock at $0.80 per share and expires at the earlier of July 30, 2005 or three weeks following written notification by us that its common stock closed at or above $1.20 per share for 10 consecutive trading days. In addition, the Series P warrants can be redeemed by the Company for $0.001 each if a Registration Statement covering the shares underlying the Series P warrants has been declared effective and our common stock closes at or above $1.20 for 10 consecutive days. We relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act of 1933 for the issuance of these securities. All of the recipients took their securities for investment purposes without a view to distribution and had access to information concerning the Company and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the acquisition of these securities.


During September 2003, pursuant to various Private Placement Memoranda, we sold an aggregate of 88,462 restricted unregistered shares of common stock to 3 individuals at a price of $0.65 per share for gross proceeds of $57,500; 27,778 restricted unregistered shares of common stock to one individual at a price of $0.90 per share for gross proceeds of $25,000; and 195,000 restricted unregistered shares of common stock to 3 individuals at a price of $1.00 per share for gross proceeds of $195,000. The Company relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act of 1933 for the issuance of these shares. All of the recipients took their securities for investment purposes without a view to distribution and had access to information concerning the Company and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the acquisition of these securities.

During September 2003, pursuant to a Private Placement Memoranda, the Company sold an aggregate of 25,000 Units to 4 individuals for gross proceeds of $100,000. Each Unit consisted of 10 shares of restricted unregistered common stock and two Series P warrants to purchase one share of unregistered, restricted common stock. Each Series P warrant entitles the holder to purchase a share of common stock at $0.80 per share and expires at the earlier of July 30, 2005 or three weeks following written notification by the Company that its common stock closed at or above $1.20 per share for 10 consecutive trading days. In addition, the Series P warrants can be redeemed by the Company for $0.001 each if a Registration Statement covering the shares underlying the Series P warrants has been declared effective and the Company's common stock closes at or above $1.20 for 10 consecutive days. We relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act of 1933 for the issuance of these securities. All of the recipients took their securities for investment purposes without a view to distribution and had access to information concerning the Company and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the acquisition of these securities.

During November 2003, pursuant to a Private Placement Memoranda, we sold an aggregate of 89,360 restricted unregistered shares of common stock to 5 individuals at a price of $1.40 per share for gross proceeds of $125,104. The Company relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act of 1933 for the issuance of these shares. All of the recipients took their securities for investment purposes without a view to distribution and had access to information concerning the Company and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the acquisition of these securities.

In November 2003, the Company made an offer to the holders of the Series E and Series H warrants that if the holders exercised their warrants before December 10, 2003, the holder would receive one Series R warrant to purchase 1 share of unregistered restricted common stock for every 5 Series E or H warrants exercised. Each Series R warrant entitles the holder to purchase one share of common stock at $1.95 per share and expires on December 30, 2005. In addition, the Series R warrants can be redeemed by the Company for $0.001 each if a Registration Statement covering the shares underlying the Series R warrants has been declared effective and the Company's common stock closes at or above $3 for 10 consecutive days and if the shares underlying the warrants have been registered. In December 2003, the Company issued 58,500 Series R warrants to 13 individuals in exchange for proceeds of $153,125. We relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act of 1933 for the issuance of these securities. All of the recipients took their securities for investment purposes without a view to distribution and had access to information concerning the Company and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the acquisition of these securities.


During December 2003, the Company issued 140,160 shares of restricted, unregistered common stock to an entity in lieu of 2 month's rent on a commercial facility valued at $147,168. The Company relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act of 1933 for the issuance of these shares. All of the recipients took their securities for investment purposes without a view to distribution and had access to information concerning the Company and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the acquisition of these securities.


In December 2003, the Company issued 2,400,000 Units for cash proceeds of $2,790,000 net of offering costs of $210,000. The December Offering was subscribed by 5 investment funds. Each unit consisted of one share of the Company's unregistered restricted common stock and 0.5 warrant to purchase one share of the Company's unregistered restricted common stock at an exercise price of $2.04 per share. The warrants vest immediately and expire in December 2008. The Company has the right to call the warrants if the closing price of the Company's common stock is greater than 200% of the exercise price of the warrants for 20 consecutive trading days. In June 2004, the Company offered the warrant holders, for a limited period of time, the opportunity to exercise their warrants at a reduced strike price of $0.50. Pursuant to this offer, the Company issued 1,000,000 shares of the Company's unregistered, restricted common stock against receipt of $500,000. One holder of 200,000 warrants did not take advantage of this right. In connection with this offering, one professional company was issued with an additional 120,000 warrants on the same terms. We relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act of 1933 for the issuance of these securities. All of the recipients took their securities for investment purposes without a view to distribution and had access to information concerning the Company and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the acquisition of these securities.


During   January  2004,   the  Company   issued  58,881  shares  of  restricted,
unregistered common stock to two entities in compensation of various professional services. The Company relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act of 1933 for the issuance of these shares. All of the recipients took their securities for investment purposes without a view to distribution and had access to information concerning the Company and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the acquisition of these securities.

During March 2004, the Company issued 150,000 shares of restricted, unregistered common stock in the name of one entity in partial compensation of professional services. The Company relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act of 1933 for the issuance of these shares. During the June, 2004 it was agreed by the Company and the entity that the entity would not accept the shares in lieu of partial payment for professional services with the result that the 150,000 shares were cancelled. All of the recipients took their securities for investment purposes without a view to distribution and had access to information concerning the Company and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the acquisition of these securities.

In July 2004, the Company issued 770,000 shares of restricted, unregistered common stock to one individual and 3 entities in remuneration for and payment of debts relating to various professional services. The Company relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act of 1933 for the issuance of these shares. All of the recipients took their securities for investment purposes without a view to distribution and had access to information concerning the Company and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the acquisition of these securities.


In July and August 2004, the Company issued 675,000 shares of restricted, unregistered common stock to two individuals as part of a legal settlement. The Company relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act of 1933 for the issuance of these shares. All of the recipients took their securities for investment purposes without a view to distribution and had access to information concerning the Company and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the acquisition of these securities.


During August 2004, the Company issued 418,000 shares to two consultants in remuneration for services carried out in 2003. We relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act of 1933 for the issuance of these securities. All of the recipients took their securities for investment purposes without a view to distribution and had access to information concerning the Company and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the acquisition of these securities.


During the last quarter of fiscal 2004, the Company issued 1,427,000 Series S warrants to 7 individuals and 2 entities in connection with professional services rendered to the Company and in settlement of certain disputes relating to such services. Each Series S warrant entitles the holder to purchase one share of unregistered, restricted common stock at $1.00 per share and expires at the earlier of July 17, 2007 or following written notification by us that our common stock closed at or above $3.00 per share for 10 consecutive trading days. One individual was granted 100,000 Series S warrants at the discretion of the Chief Executive Officer. We relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act of 1933 for the issuance of these securities. All of the recipients took their securities for investment purposes without a view to distribution and had access to information concerning the Company and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the acquisition of these securities.


During the last quarter of fiscal 2004, the Company issued 160 Series T warrants to 4 individuals and 1 entity in connection with professional services rendered to the Company. Each Series T warrant entitles the holder to purchase one share of unregistered, restricted common stock at $1.00 per share and expires at the earlier of July 17, 2008. We relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act of 1933 for the issuance of these securities. All of the recipients took their securities for investment purposes without a view to distribution and had access to information concerning the Company and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the acquisition of these securities.


DEBENTURE OFFERING

On August 17, 2004, CTC closed a financing transaction in which it sold 6% convertible debentures (the "Debentures") to select institutional accredited investors, in order to raise a total of $15,000,000. We received $5,000,000 upon closing and $10,000,000 was deposited into a Custodian Account to secure repayment of the Debentures. The Debentures will mature on August 17, 2007. The investors may convert the Debentures into our common stock for $1.67 per share (the "Conversion Price"). We may force conversion of all outstanding Debentures if the daily volume weighted average price of our common stock exceeds the Conversion Price by 150%. We may drawdown the $10,000,000 held in the Custodian Account on a monthly basis starting after the effective date of a Registration Statement registering the common stock issuable upon conversion Debentures by exercising a monthly optional redemption (the "Monthly Redemption"). The minimum Monthly Redemption is $500,004. The Monthly Redemption may only be paid by the issuance of our common stock to the investors priced at 93% of the volume weighted average price of our common stock at the time of such Monthly Redemption.

The investors also received warrants to purchase an aggregate of 3,453,947 shares of common stock, 50% of which are at an exercise price of $1.75 per share and the balance of which are at an exercise price of $1.82 per share.

On November 23, 2004, we reached an agreement with the four funds that purchased the Debentures to release the $10 million that was held in a custodian account. The $10 million was to be released periodically after the effectiveness of a registration statement filed by the Company on Form SB-2 pursuant to monthly optional redemptions. In consideration for such early release of the $10 million, each of the four funds was issued an additional warrant to purchase (in aggregate) 1,083,591 shares of our common stock with an exercise price of $3.23. The four funds also agreed to extend the deadlines for the filing of and effectiveness date of the registration statement.

Lane Capital Markets ("Lane Capital") acted as our exclusive placement agent and financial advisor in connection with the placement of the Debentures. In partial consideration for Lane Capital's services, Lane Capital received 500,000 Series U warrants, a 4-year warrant to purchase 500,000 shares of our common stock with an exercise price of $1.82 per share. CTC may, subject to a 20 day notice, call the warrants if our common stock is equal to or exceeds 200% of their exercise price.

We relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated under such Act for the issuance of these securities.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and related notes thereto. The following discussion contains certain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed herein. We undertake no obligation publicly to release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

RESULTS OF OPERATIONS

We have had no revenue for either the Fiscal Years ended September 30, 2003 or September 30, 2002.

In the Fiscal Quarter ended December 31, 2003 CTC commenced providing services under a $2.675 million contract for design, production, and installation of a 21 mile long new ACCC transmission line in Kansas. Revenue from this contract will be recognized upon completion and as of September 30, 2004, CTC had received $564,750 under the initial milestones of the contract that has been recorded as deferred revenue.

Subsequent to year end, the Company also began to receive income from certain trial sales of the cable. The Company expects to make more trial sales before the market accepts its ACCC products for full deployment.

During the fiscal year ending September 30, 2004, CTC provided consulting services to Global American Energy and its related companies. These services were provided under an amended and restated Consulting Agreement that terminated on September 30, 2004. Under the arrangement, the Company provided general consulting services and business advice relating to the planning of overhead electrical transmission power lines and utility services, including undertaking preliminary feasibility analysis and strategic advice regarding location and scope as well as advice regarding the establishment of production facilities for the production of products used in the Electrical Transmission Industry. Under the terms of this agreement Global American Energy is required to pay the Company $2.5 million for work carried out between March 31, 2003 and September 30, 2004. As a development stage company, the Company has previously expensed all its costs since inception. The Company has, however, recorded direct costs related to this consulting work. The Company does not anticipate receiving regular revenues from such consulting work.

During the period commencing with the reorganization of the Company in 2001 to the end of fiscal year 2004 the Company was in its developmental phase with the primary task of elucidating and rendering concrete the promise of its concepts and designs for the Electrical Power Industry. We believe that the last fiscal year was a pivotal one for the Company and the year end marks a turning point in the Company's focus from development to commercial production and sale of promising, commercially viable products.

ACCC BARE OVERHEAD CABLE OPERATIONS

The product and production development strategy of the Company is to take the initial concept to commercially promising prototype, then move production to design, making relevant product modifications to optimize the combination of manufacturability and performance. Following optimization, pilot production is organized to mimic factory conditions under close monitoring. During this process the entire process is documented so that the technology will be available for transfer to third parties or subsidiaries in a full scale factory launch.

At the beginning of the Fiscal Year ending September 2004, the Company had completed its initial product and manufacturing process development and was commencing the manufacture of ACCC cable core and the wrapping of the core with aluminum under sub-contract with General Cable.

During fiscal 2004, the Company has progressed its product and production development path through product refinement to the commencement of pilot plant operations with a unit of 2 lines. The unit has since been expanded to 3 lines and is currently operating under factory conditions.

Essential milestones along this path were as follows:

The design characteristics of the ACCC family of cables were accepted and included in the bare overhead conductor line CADD design software produced by Power Line Systems ("PLS CADD").

Additional  development  work  for  various  conductor   ancillaries,   such  as
connection hardware was conducted during the fiscal year ending September 30, 2004 and will now be produced by a new pilot production unit at the Company's
Irvine facility as well as by FCI Burndy, one of the leading producers of hardware in the US which has agreed to produce the special hardware accessories required to install the ACCC successfully. These special accessories will supplement their existing high temperature accessories that can be used with ACCC. Field installation and testing of this hardware has been successfully carried out at EPRI (see below) and will continue during the first part of fiscal 2005. The use of conventional installation tools, grippers, equipment, and techniques all proved satisfactory for the installation of the ACCC.

An important body of test data is available from Kinectrics, the Electrical Power Research Institute ("EPRI") performed at the Haslet Texas facility and the University of Southern California. Testing of the ACCC cable has been successful and all tests have been performed to accepted industry standards, or, in some cases, to specific third party utility company protocols. To date, all final results meet or exceed industry requirements. Additional demonstration testing is expected to commence and/or continue during fiscal 2005 at the Electric Power Research Institute (EPRI), the U.S. Department of Energy at Oak Ridge National Laboratories (ORNL), the Western Area Power Administration (WAPA), the New York State Energy Research & Development Authority (NYSERDA), EDF (Electricity of France), and at other third party labs, both domestic and abroad.

The Company is now finalizing its plans for the establishment of full scale core and accessories production at a suitable factory location.

The marketing and sales strategy of the Company has been operating in parallel with its product development strategy. Due to the nature of the business and the principal customers for the cable, the product introduction is followed by the sale of small amounts of cable for trial purposes. In point of fact these sales are significant in the furtherance of the commercialization of the ACCC but this importance is not initially necessarily reflected in terms of revenue. The Company expects that the successful trial of the product will lead to larger commercial sales that will require a ramp up of its core and accessory production capacity.

During the fiscal year ending September 2004, the first commercial order for a 21 mile long new ACCC transmission line of a new smaller "Hawk" sized cable was placed in December of 2003. This trial implementation for design, production, and installation of a line in Kansas during 2004 and 2005 is expected to bring the Company $2.6 million dollars with completion anticipated in 2005. The Company had started delivery of the necessary cable and initial hanging the cable began following the fiscal year end.

The first commercial installation of "Hawk" sized ACCC conductor for a distribution line was completed at Holland, Michigan. Other trial implementations have been completed or are planned during the initial part of fiscal 2005.

The Company believes that the commercial viability and utility of the ACCC bare overhead conductors has been thoroughly proven through laboratory and field testing and commercial sale.

The most significant event, immediately subsequent to the 2004 fiscal year end, announced on October 4, 2004, was the signature of agreements with General Cable. These agreements give the Company the ability to supply large commercial quantities of cable using the General Cable production facilities and access to the General Cable sales force. In addition, the final ACCC product sold through General Cable will integrate seamlessly with its other products, forming part of their TransPowrTM product line as the ACCC/TW Bare Overhead Conductor.

The ability to supply commercial quantities of ACCC with the General Cable seal of approval and access to the General Cable sales force allows CTC to concentrate on core production.

OTHER PROPRIETARY PRODUCTS

During the year ending September 30, 2004 the Company completed the initial work on the design and fabrication of a prototype for the production of specialized machines to produce composite poles, lattice towers and wind turbine support towers.

FINANCIAL CONSIDERATIONS

In November 2003, we completed 2 private placements receiving gross proceeds of $100,000 and $125,104 respectively. We further completed a $3,000,000 "December Price Offering" financing in December of 2003, netting $2,790,000 following the payment of offering costs. In June 2004, the Company offered the "December Price Offering" warrant holders, for a limited period of time, the opportunity to exercise their warrants at a reduced strike price of $0.50 and, pursuant to this offer, $500,000 was received from the exercise of 1,000,000 Series "December Price Offering" warrants. In July 2004, we called for the exercise of all the Series H warrants, and to date all these warrants have been exercised, except for one, now expired warrant for up to 5,000 shares of common stock. This call has brought CTC an additional $1,832,750. A majority of the Company's Series "E" Warrants were also exercised bringing $465,000 during the year.

On August 17, 2004, CTC closed its 6% convertible debenture offering to select institutional accredited investors, in order to raise a total of $15,000,000. We received $5,000,000 ($4,200,000 net) upon closing and $10,000,000 was deposited into a Custodian Account to secure repayment of the Debentures. Since year end and following negotiations with the institutional investors, the Company has now secured the release of the $10,000,000 from the Custodian Account. The Debentures will mature on August 17, 2007. The investors may convert the Debentures into our common stock for $1.67 per share. A total of $1,050,000 has been paid to Lane Capital Markets who acted as our exclusive placement agent and financial advisor in connection with the placement of the Debentures: $717,500 during fiscal 2004 and the remaining $307,500 during the first quarter of fiscal 2005.

We believe that our current cash balance, the proceeds from the conversion of warrants, progress payments that may be made on the $2.675 million order and additional sales of cable will cover anticipated operating expenses for a period of one year without supplementing our cash reserves. The proceeds from the sale of the Debentures will, however, be used exclusively for operations relating to the commercialization of our principal product, the ACCC cable and general and intellectual property expenses relating to other products. With respect to the pursuit of our other products and technologies, CTC will proceed with discussions with potential sources of financing through one or more of CTC's subsidiaries in joint ventures or other forms of partnership or cooperation.

ACQUISITION OF PLANT AND EQUIPMENT

We do not own any real estate. We have designed, built and successfully operated three pultrusion lines for ACCC composite core. These lines are now being operated in the leased facility that we moved into during the first quarter of 2004. We expect 1-3 additional lines to be made operational at the Irvine facility before moving production to a new facility.

SALE-LEASE BACK OF CAPITAL ASSETS

On May 5, 2004 we entered into a $500,000 sale leaseback of certain of our capital assets, including our pultrusion lines. Under the terms of the Master Lease Agreement we received $450,000 which was net of a 10% security deposit and are to make payments of $16,440 per month for 36 months. At the end of the lease period, CTC has the right to renew the lease for an additional 12 months, terminate and return the equipment or purchase the equipment at the fair market value, subject to a minimum of 10% and a maximum of 20% of the original capitalized cost. We recognized a gain in the amount of $ 59,045 from this transaction and will defer the gain and recognize it as income over the period of the initial lease term.

PLAN OF OPERATIONS

ACCC COMMERCIALIZATION STRATEGY

The Company plans to continue its strategic path outlined in "RESULTS OF OPERATIONS - ACCC Bare Overhead Cable Operations." As an important part of this strategy, the Company expects to open a production facility for the commercial production of the ACCC core, planned for the second quarter of the fiscal year ending September 30, 2005.

ACCC targets an industry which is mature in North America and Western Europe and developing in various other countries around the world, such as Eastern Europe, China & South East Asia, and South America. In spite of this, the Company believes that the utility and distribution companies will be investing increasing amounts in renewing their aging, insufficient transmission and distribution networks.

The Company's strategy at present is to enter into arrangements with cable manufacturers internationally under which the Company will supply its core to these manufacturers for wrapping and resale in allocated markets. Initial deliveries will be made from production facilities in the US with additional local facilities established as the market requires.

In certain selected international markets the Company plans to joint venture with local partners in the establishment of its ACCC core production and sales.

ORGANIZATION OF A NEW PRODUCTION FACILITY

The Company considers it a priority to organize its full scale commercial production at a new facility in preparation for its expected orders of cable. As an alternative, the Company still maintains the ability to use sub-contractors to produce the core necessary for supply to General Cable and other manufacturers, but would prefer to organize its own production in a timely manner. The Company does not anticipate acquiring any real estate for this purpose. Equipment leasing agreements are being negotiated to supplement existing funding arrangements for this purpose. The Company expects that the new production facility will return its initial capital investment in a short period of time, however, the Company will use its income to invest in a continued ramp-up of capacity.

CONTINUING PRODUCT RESEARCH AND DEVELOPMENT

We continue to believe research and development activities are important to our success. Over the past 12 calendar months we completed various composite reinforced cable designs and developed the hardware required to splice, terminate, and extend the cable. Additionally, we designed and sought patents for novel composite structures. In 2005 we plan to complete our prototype high speed ACCC core production process and our unique production line equipment that will allow for the cost effective production of several types of composite shapes for use in distinct complex composite products.

We plan to continue designing, prototyping and producing our proprietary high speed manufacturing systems for our own use and for sale to our joint venture partners and/or licensees, as appropriate. We will, in some instances, produce cable through relationships with existing cable makers, by having them add helically stranded combinations of individual aluminum wires around the composite core and/or by using our proprietary pultrusion systems which CTC will supply.

FINANCIAL PLANS

Following the drawdown of the $10 million from the Debenture financing, the Company believes that it now has sufficient operating capital to carry out its plans for the future. It is anticipated that the Company will begin generating sales in Fiscal year ending September 30, 2005 sufficient to cover its operating costs. Central to the Company's financial strategy for fiscal 2005 is the securing of sufficient lease financing to manage the ramp up of its core production and the organization of separate larger production facilities. As part of the preparation for this, subsequent to year end, the Company has already obtained approximately $1.4 million in lease financing commitments and has a firm offer for an additional $3 million in equipment lease financing.

The Company expects to commit $3-5 million in raw materials purchases that would secure access to long term supplies of such raw materials. These amounts may be funded from down payments on purchases, trading credit facilities and short term loans, topped up, as necessary, with operating capital.

Our financial statements include a going concern opinion from our auditors acknowledging that during the year ended September 30, 2004, the Company incurred a net loss of $14,323,596 and had negative cash flows from operations of $8,945,903; and in addition that the Company had an accumulated deficit of $26,075,079 at September 30, 2004. These losses and negative cash flows are the result of Company undergoing its product development phase during its start-up period. During start up a product development company must rely on the promise of future revenues (if the product under development gains acceptance) to secure finance from the capital markets so that it can complete the development of its products. During this phase, there is no guarantee that the product will be completed, accepted or provide a marketable advantage and therefore no guarantee that the development will ever be profitable. The start up company's ability to become a going concern is dependent upon its ability to emerge from its development phase with a business that can generate profit form operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

Management believes that the Company is now emerging from its development phase; and while the outcome of it future development cannot be predicted with any certainty at this time, in its present situation, management believes that it has completed product development sufficiently and is able to plan the introduction of the ACCC product into the market. In connection with its introduction, ACCC has, to date, had an excellent reception in the market and the Company believes that it can break even on its operations without the need for raising additional operating capital. However, management plans to ensure that sufficient capital will be available to provide for its capital needs with minimal borrowings and may issue equity securities to ensure that this is the case.

PERSONNEL

The Company currently has 48 full time employees. The opening of new production facilities will increase this number significantly. The Company expects that the number of employees at its central office may fall marginally as the new production facilities are organized.

The Company makes extensive use of the services of professional consultants and consulting companies. The Company expects to continue this practice during the course of the fiscal year ending September 30, 2005. In particular the Information Systems and Intellectual Property Departments will continue to be operated under the responsibility of the CEO using outside consulting firms and individuals. The Company believes that it would be difficult to secure the same level of expertise at an affordable rate by hiring employees for these areas. The Company expects to decrease its dependence on external consultants for marketing and sales during Fiscal 2005.

The Company expects to increase the number of corporate officers by 2 to a total of 4 in the new year with the addition of a President and a Chief Financial Officer (who will assume the role of Corporate Secretary).

The Company currently has 2 Directors. The Company is seeking and expects to increase the number of members of the Board by 3 additional independent directors during the fiscal year ending September 30, 2005.

We have recently agreed to employ an acting Chief Financial Officer and we hope that following a probationary period he will become our CFO. We have also recently hired marketing field engineers to support our product sales.

We believe that our employee relations are good. None of our employees are represented by a collective bargaining unit. We anticipate employing the services of a professional human resources consulting specialist to audit and supervise our HR policies and procedures.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

ITEM 7 - FINANCIAL STATEMENTS

Our financial statements appear at the end of this report beginning with the Index to Financial Statements on page F-1 of this report.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 8A - CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer (acting as the principal accounting officer) and Chief Operating Officer. Based upon that evaluation, the Company's Chief Executive Officer and Chief Operating Officer have concluded that the Company's disclosure controls and procedures are effective. The Company has enhanced and upgraded its accounting system with the addition of new software and is in the process of transferring the system to a new secure server. These measures are part of an overall upgrade of the management computer systems that will make management and control of operations more efficient and prepare the way for Sarbanes Oxley compliance. The Company is required to be in compliance with the Sarbanes Oxley regulations by the end of Fiscal Year 2005. The Company is proceeding through the first 2 quarters of Fiscal 2005 to introduce changes to its operating rules. Many of these changes involve the use of new electronic systems for tracking and documenting management decisions and their implementation. Much of the work required is in documenting existing systems differently and adapting them to the new rules and systems. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

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

ITEM 8B - OTHER INFORMATION

None.

PART III

ITEM 9 - OFFICERS AND DIRECTORS

The following table sets forth the names, ages, and positions of our directors and officers.

Name                                Age                       Position Held        Officer since          Director since
------------------------          -----                    ----------------      ---------------        ----------------
Benton H Wilcoxon                    55             Chief Executive Officer                 2001                    2002
                                                     Chairman, Acting Chief
                                                          Financial Officer

C. William Arrington                 63                            Director                 2001                    2002
                                                    Chief Operating Officer
                                                              and President

Dominic J. Majendie                  42             Corporate Secretary and                 2004                     N/A
                                                       Vice President, EMEA

The two directors named above will serve until the next annual meeting of our stockholders or until their successors are duly elected and have qualified. Directors will be elected for one-year terms at the annual stockholders meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement. There is no arrangement or understanding between any of our directors or officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management stockholders will exercise their voting rights to continue to elect the current board of directors. There are also no arrangements, agreements or understandings between non-management stockholders that may directly or indirectly participate in or influence the management of our affairs.

There are no family relationships among the foregoing directors and executive officers. None of the directors or executive officers has, during the past five years: (a) Had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (b) Been convicted in a criminal proceeding or subject to a pending criminal proceeding; (c) Been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, futures, commodities or banking activities; and (d) Been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a Federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

BIOGRAPHICAL INFORMATION

BENTON H WILCOXON, 55, has been our Chief Executive Officer since November 3, 2001 and Chairman of the Board and a Director since February 2002. Currently, he is also the acting Chief Financial Officer of CTC. He also is Chairman and Chief Executive Officer of the Company's 100% owned subsidiaries TTC, CCC, CWS and TPC. From 1998 to 2001, he was a consultant for Magnesium Alloy Corporation, a Canadian company involved in the development of magnesium salt deposits and served as a Director from 1998 until December 2003. Between 1998 and 2000 he was a consultant to Macallan & Callanish Ltd., regarding business in Russia and Ukraine. Mr. Wilcoxon held senior positions with Ashurst Technology Ltd., a Bermuda corporation, from 1991 to 1997, culminating as Chairman, Chief Executive Officer and President. Ashurst Technology Ltd. commercialized advanced materials technologies, primarily from the Ukraine.

C. WILLIAM ARRINGTON, 63, has been our President since November 3, 2001 and a Director since February 2002. He also is President and Chief Operating Officer of CTC's 100% owned subsidiaries TTC, CCC, CWS and TPC. Mr. Arrington has over forty years experience in the electrical energy industry, both generation and transmission. This work has been in the areas of fossil fuel, nuclear, hydroelectric, wind and solar generation. He has also worked extensively in the chemical, petrochemical, utility and infrastructure development fields both in the U.S. and abroad. Mr. Arrington has served in many capacities in DOE programs. Through the USAFI program, he has achieved several degrees including a PhD in electrical engineering and an MBA. He currently serves on the boards of a number of energy and technology related companies. Mr. Arrington has operated his own consulting firm for the past eight years. Throughout his career he has specialized in air and water pollution control, new materials, renewable energy sources, resource conservation and technology commercialization.

DOMINIC J. MAJENDIE, 42, was appointed Secretary in August 2004. He has held the position of Director of Operations for EMEA (Europe, Middle East and Africa) since October 2002. From October 2001 to September 2002, Mr. Majendie was the General Manager of Middle East Telecommunications Company FZ-LLC, Dubai UAE, with the responsibility for operations including VoIP telecommunications operations and tendering for telecommunications network construction. Mr. Majendie has worked in the senior management of new materials, technology, IT and telecommunications companies in North America, Europe, Ukraine, and the Middle East. From April 1999 to October 2001, Mr. Majendie served as the Chairman of the Supervisory Board of ZAT 'Telesystems of Ukraine,' where he was responsible for the reorganization of the business and the company as well as guiding strategic, marketing and business planning, and negotiations with investors, equipment suppliers and partners for the launch of a mobile and local access telecommunications network. He has a law degree from Geneva University, Switzerland.

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

Mr. Wilcoxon timely filed Form 4s to report changes in his beneficial ownership during fiscal 2003 and had no changes to beneficial ownership in fiscal 2004. Mr. Arrington had no changes in his beneficial ownership during fiscal 2003 or fiscal 2004. Mr. Majendie failed to timely file a Form 3 within 10 days after he was elected an officer in August 2004. Mr. Majendie did not have any change in beneficial ownership after he was elected an officer in August 2004. Form 5s were not required to be filed under Rule 16a-3(f)(2) because all transactions otherwise required to be reported on Form 5 were reported before the due date of the Form 5.

CODE OF ETHICS

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Such code of ethics will be provided to any person without charge, upon request. You may request a copy of this code of ethics to be sent as a pdf file to an e-mail address; if you do not have an e-mail address you may request a copy by sending such request to us at our principal office.

AUDIT COMMITTEE FINANCIAL EXPERT

No person serving as a director qualifies as an "audit committee financial expert," as defined by the Sarbanes Oxley Act of 2002 and the regulations promulgated under the Securities Act of 1933 and the Securities Exchange Act of 1934. In forming our Board of Directors, we sought out individuals who would be able to guide our operations based on their business experience, both past and present, or their education. Our business model is not complex and our accounting issues are straightforward. Responsibility for our operations is centralized within management. We rely on the assistance of others, such as independent contractor accountants, to help us with the preparation of our financial statements. We recognize that having a person who possesses all of the attributes of an audit committee financial expert would be a valuable addition to our Board of Directors, however, we are not, at this time, able to compensate such a person therefore, we may find it difficult to attract such a candidate.

PROCEDURES FOR NOMINATING DIRECTORS

There have been no material changes to the procedures by which our stockholders may recommend nominees to our board of directors during the fiscal year ended September 30, 2004 or since the last time we responded to Item 7(d)(2)(ii)(G) of
Schedule 14A.

ITEM 10 - EXECUTIVE COMPENSATION

The following executive compensation disclosure reflects all compensation awarded to, earned by or paid to the executive officers below, for the fiscal years ended September 30, 2004, 2003, 2002 and 2001. None of our executive officers received compensation in excess of $130,000 for the fiscal year ended September 30, 2004, and no officer received compensation in excess of $120,000 for the fiscal years 2003, 2002 or 2001, respectively. The following table summarizes all compensation received by our Chief Executive Officer, Chief Operating Officer/President, Corporate Secretary and Chief Financial Officer (former) in fiscal years 2004, 2003, 2002 and 2001.

                             Annual Compensation
                      --------------------------

                                                                        Other Annual
Name and                      Fiscal         Salary       Bonus         Compensation
Principal Position              Year            ($)         ($)                  ($)
------------------              ----       --------       -----         ------------
Benton H Wilcoxon (1)           2004       $120,000          --                   --
Chief Executive                 2003       $120,000          --                   --
Officer                         2002       $ 60,000          --                   --

C. William Arrington (2)        2004       $120,000          --                   --
Chief Operating                 2003       $120,000          --                   --
Officer and President           2002         60,000          --                   --


Dominic J. Majendie (3)         2004       $120,000          --               10,000
President                       2003              0          --                   --
                                2002              0          --                   --

Brent N. Robbins (4)            2004       $ 65,077          --                   --
Chief Financial                 2003       $ 30,000          --                   --
Officer (former)


                                   Long-Term Compensation
                                   --------------------------------
                                         Awards                             Payouts
                                      ---------                           ---------
                                 Stock           Underlying        LTIP            All Other
Name and                      Award(s)         Options/SARs     Payouts         Compensation
Principal Position                 ($)                  ($)         ($)                  ($)
------------------           ---------         ------------     -------         ------------
Benton H Wilcoxon (1)               --              635,216          --                   --
Chief Executive                     --              635,216          --                   --
Officer                             --              635,216          --                   --

C. William Arrington (2)            --              635,216          --                   --
Chief Operating                     --              635,216          --                   --
Officer and President               --              635,216          --                   --


Dominic J. Majendie (3)        250,000            1,000,000          --                   --
President                           --            1,000,000          --                   --
                                    --                    0          --                   --

Brent N. Robbins (4)                 0                   --          --                   --
Chief Financial                750,000                   --          --                   --
Officer (former)

(1) Benton H Wilcoxon was awarded an additional 2 million options by decision of the Board of Directors dated August 13, 2003. This grant is subject to the approval by an independent committee established by the Board of Directors to consider compensation.

(2) C. William Arrington was awarded an additional 2 million options by decision of the Board of Directors dated August 13, 2003. This grant is subject to the approval by an independent committee established by the Board of Directors to consider compensation.

(3) In August 2004, Dominic J. Majendie was awarded the restricted stock in consideration for services rendered during the fiscal year ended 2003.

(4) Brent Robbins' employment with the Company as the Chief Financial Officer ceased on January 30, 2004. His base salary was $120,000 per annum. At the time of termination he exercised 120,765 options and the remaining 629,235 were cancelled.

The following table shows all grants during the fiscal year ended September 30, 2004 of stock options under our stock option plans to the named executive officers.

           OPTIONS/SAR GRANTS IN FISCAL YEAR ENDED SEPTEMBER 30, 2004
                               (Individual Grants)

There were no options granted to Company's executives during the fiscal year ending September 30, 2004.

Benton H Wilcoxon and C. William Arrington were each awarded an option to purchase 2 million options by decision of the Board of Directors dated August 13, 2003. This grant is subject to the approval by an independent committee established by the Board of Directors to consider compensation. The committee has not yet met to decide this issue.

The following table provides information as to the number and value of unexercised options to purchase CTC Common Stock held by the named executive officers at September 30, 2004. None of the named executive officers exercised any options during the fiscal year ended September 30, 2004.


                                  Number of Securities Underlying          Value of Unexercised In-the-Money
                              Unexercised Options at Fiscal Year-             Options at Fiscal Year-End ($)
Name                            End (#) Exercisable/Unexercisable                  Exercisable/Unexercisable
----                            ---------------------------------                  -------------------------
Benton H Wilcoxon                               381,129 / 254,087                  $474,293.23 / $316,196.73
C. William Arrington                            381,129 / 254,087                  $474,293.23 / $316,196.73
Dominic J. Majendie                             340,000 / 660,000                  $414,459.32 / $804,538.68
Brent N. Robbins (1)                                        0 / 0                                      0 / 0

(1) Prior to his termination Mr. Brent N. Robbins held a total of 750,000 options. 120,765 of these options issued to Mr. Robbins were exercised on January 29, 2004 following the departure of Mr. Robbins and the remaining 629,235 were cancelled. The table reflects the position at fiscal year-end 2004.

                 LONG-TERM INCENTIVE PLAN AWARDS ("LTIP") TABLE

We do not currently have any LTIP.

COMPENSATION OF DIRECTORS

Directors do not receive compensation for their services as directors, but are to be reimbursed for expenses incurred in attending board meetings.

EMPLOYMENT   AGREEMENTS,   TERMINATION  OF  EMPLOYMENT   AND   CHANGE-IN-CONTROL
ARRANGEMENTS

Except for the Employment Agreement with Mr. Dominic Majendie, dated October 1, 2003, we currently have no employment agreements with any of our executive officers, nor any compensatory plans or arrangements resulting from the resignation, retirement or any other termination of any of our executive officers, from a change-in-control, or from a change in any executive officer's responsibilities following a change-in-control.

Mr. Dominic Majendie was originally employed as Director of Operations, EMEA (Europe, Middle East, and Africa) of CTC, now Vice President, EMEA, under an employment agreement dated October 1, 2003, which expires on September 30, 2008. The essential terms of the employment agreement are as follows:

Mr. Majendie was initially entitled to annual base compensation of $120,000.00, which shall be increased at a minimum of 10% per year and an option to purchase up to 1,000,000 shares of common stock, vesting with respect to 85,000 shares each quarter was issued as of August 11, 2003.

CTC will reimburse Mr. Majendie for all reasonable business or travel expenses and office related expenses incurred in the performance of his duties, and provide him with a $150.00 per month telephone allowance and a company car in accordance with the guidelines set out by the Board of Directors from time to time, or an equivalent car allowance in cash.

In the event that CTC merges, sells a controlling interest, or sells a majority of its assets, CTC will pay Mr. Majendie 18 months salary.

In the event the agreement is terminated prior to its expiration for any reason, Mr. Majendie will be entitled to receive his then current base salary, any and all accrued, earned but unpaid bonuses or benefits described.

In the event that Mr. Majendie's employment is terminated due to his death, his beneficiary or beneficiaries shall be entitled to receive Mr. Majendie's then current Base Salary through 60 days after the date of his death.

The employment agreement provides for early termination in the case of Mr. Majendie's death, permanent incapacity for 6 months or more or for "Cause." Cause includes (i) the commission of a criminal act involving fraud, embezzlement or breach of trust or other act which would prohibit him from holding his position under the rules of the Securities and Exchange Commission,
(ii) willful, knowing and malicious violation of written corporate policy or rules of the Company, (iii) willful, knowing and malicious misuse, misappropriation, or disclosure of any of proprietary matters, (iv) misappropriation, concealment, or conversion of any money or property of CTC,
(v) being under the habitual influence of intoxicating liquors or controlled substances while in the course of employment, (vi) intentional and non-trivial damage or destruction of property of CTC, (vii) reckless and wanton conduct which endangers the safety of other persons or property during the course of employment or while on premises leased or owned by CTC, (viii) the performance of duties in a habitually unsatisfactory manner after being repeatedly advised in writing by CTC of such unsatisfactory performance, or (ix) continued incapacity to perform his duties, unless waived by CTC.

The agreement also contains provisions relating to Mr. Majendie's obligation to maintain the confidentiality of CTC proprietary information.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of our common stock as of December 9, 2004, determined in accordance with Rule 13d-3 and 13d-5 of the Exchange Act by (i) each person who is known by CTC to own beneficially more than five percent (5%) of the outstanding shares of our voting securities, (ii) each director and executive officer of CTC, and
(iii) all directors and executive officers of CTC as a group. Unless otherwise indicated below, to the knowledge of CTC, all persons listed below have sole voting and investing power with respect to their shares of common stock, except to the extent authority is shared by spouses under applicable community property laws, and, unless otherwise stated, their address is 2026 McGaw Avenue, Irvine California 92614. Also included are the shares held by all executive officers and directors as a group.

---------------------------------------------------------------------------------------------------------------------------------
Title of Class                           Name and address                         Amount and nature              Percent of class
                                      of beneficial owner                   of beneficial ownership
---------------------------------------------------------------------------------------------------------------------------------
Common                                  Benton H Wilcoxon                                19,858,442 (1)                    17.76%
                                        2026 McGaw Avenue
                                          Irvine CA 92614
---------------------------------------------------------------------------------------------------------------------------------
Common                               C. William Arrington                                20,631,641 (2)                    18.45%
                                        2026 McGaw Avenue
                                          Irvine CA 92614
---------------------------------------------------------------------------------------------------------------------------------
Common                                Dominic J. Majendie                                   675,000 (3)                        *%
                                           Dunston House,
                                        Dunston's Corner,
                                     Hemingstone, Ipswich
                                      Suffolk IP6 9QD, UK
---------------------------------------------------------------------------------------------------------------------------------
Common                                G. William Harrison (4)                             5,764,461 (5)                      5.2%
                                        26218 James Drive
                                       Grosse Il MI 48138
---------------------------------------------------------------------------------------------------------------------------------
                    All officers and directors as a group                                41,165,083                         36.8%
---------------------------------------------------------------------------------------------------------------------------------

* less than 1%.

(1) Represents ownership after gifts to family members in 2002 of 439,200 shares; and gifts to family members and a research association totaling 240,000 shares in 2003; and gifts to family in early 2004 totaling 94,000 shares. Ownership of 19,477,312 shares is increased by 381,129 options that may be exercised within the next 60 days. The executive owns a total of 635,216 options to purchase shares of common stock and a further 2 million options have been granted subject to the approval of a Board Committee.

(2) Ownership of 20,250,512 shares is increased by 381,129 options that may be exercised within the next 60 days. The executive owns a total of 635,216 options to purchase shares of common stock and a further 2 million options have been granted subject to the approval of a Board Committee.

(3) Ownership of 250,000 shares is increased by 425,000 options that may be exercised within the next 60 days. The executive owns a total of 1,000,000 options to purchase shares of common stock

(4) The address of G. William Harrison is 26218 James Drive, Grosse Il Michigan 48138.

(5) Represents  beneficial ownership of shares indirectly owned or controlled by
G. William Harrison, an outsider who is not a director or officer of CTC as per the Company records September 30, 2004: George W. Harrison, III Trust (538,318 shares); Kathleen M. Harrison Trust (440,322 shares); Bridgestone Capital Group, LLC (Mr. Harrison is Chairman of the Board and President) (1,000 shares); and Red Guard Industries, Inc. (Mr. Harrison is Chairman of the Board) (4,784,821 shares). As at December 9, 2004, Mr. G. William Harrison has confirmed to the Company that his total holdings of the Company's common shares or warrants to purchase such shares held by himself or his wife either directly or through controlled entities represents 5,188,721 or 4.6%.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Between December 21, 2001 and February 11, 2002, Red Guard made five (5) short-term working capital loans to the Company aggregating $57,000. Each respective loan was for a term of six months and bore interest at ten and one half of a percent (10 1/2%) per annum. On September 30, 2002, the Company and Red Guard consummated a transaction whereby Red Guard exchanged 100.0% of the issued and outstanding Series "A" Preferred Stock; all accrued, but unpaid, dividends; certain short-term working capital loans; and all accrued, but unpaid, interest in return for certain of the Company's investment interests in other companies.

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

In June 2004, a director of the Company made a short term non interest bearing loan to the Company of $81,000. This loan was repaid on August 9, 2004.

PART IV

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

3.2               By-Laws of the Company

10.1***           2001 TTC Incentive Compensation Stock Option Plan

10.2** Technology License Agreement by and between W.B.G., Inc. and Transmission Technology Corporation dated May 7, 2001.

10.3**** Composite Technology Corporation 2002 Non-Qualified Stock Compensation Plan

10.4*****         Composite Technology Corporation Option Agreement - Benton
                  Wilcoxon dated August 13, 2003

10.5*****         Composite Technology Corporation Option Agreement - William
                  Arrington dated August 13, 2003

10.6*****         Composite Technology Corporation Option Agreement - Dominic
                  Majendie dated August 11, 2003

10.7*****         Lease Agreement between Composite  Technology  Corporation and
                  CNH, LLC dated November 7, 2003.

10.8******        Manufacturing Agreement between Composite Technology
                  Corporation and General Cable Corp dated October 2, 2004.

10.9******        Distribution Agreement between Composite Technology
                  Corporation and General Cable Corp dated October 2, 2004.

14.*****          Code of Business Ethics

21                Subsidiaries of the Registrant

23.1              Consent of Singer Lewak Greenbaum & Goldstein LLP

31.1 Certification Pursuant to Rule 13a-14(a) and 15d-14(a) (4) of Principal Executive Officer and Principal Financial Officer

32.1 Certification Pursuant to Section 1350 of Title 18 of the United States Code of Principal Executive Officer and Principal Financial Officer

(*) Incorporated herein by reference to Form 8-K filed with the U. S. Securities and Exchange Commission on November 20, 2001.

(**) Incorporated herein by reference to Form 8-K filed with the U. S. Securities and Exchange Commission on January 11, 2002.

(***) Incorporated herein by reference to Form 10-KSB filed with the U. S. Securities and Exchange Commission on February 14, 2002.

(****) Incorporated herein by reference to Definitive Schedule 14C filed with the U.S. Securities and Exchange Commission on January 27, 2003.

(*****) Incorporated herein by reference to Form 10-KSB filed with the U.S. Securities and Exchange Commisson on February 2, 2004.

(******) Incorporated herein by reference to Form 8-K filed with the U.S. Securities and Exchange Commisson on October 7, 2004.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed for each of Fiscal Year 2003 and Fiscal Year 2004 for professional services rendered by our principal accountants for the audit of our annual financial statements, review of financial statements included in our Form 10-QSBs and other services provided by the accountant in connection with statutory and regulatory filings are as follows:

Fiscal Year 2003: $98,598.48;

Fiscal Year 2004: $103,418.61 (to date).

AUDIT RELATED FEES

The aggregate fees billed for each of Fiscal Year 2003 and Fiscal Year 2004 for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financials statements are as follows:

Fiscal Year 2003: $0.00;

Fiscal Year 2004: $0.00.

TAX FEES

The aggregate fees billed during Fiscal Year 2003 and Fiscal Year 2004 for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning are as follows:

Fiscal Year 2003: $3,000.00 (to date);

Fiscal Year 2004: $0.00 (to date).

ALL OTHER ACCOUNTANT FEES

The aggregate fees billed for each of Fiscal Year 2003 and Fiscal Year 2004 for other professional services rendered by our principal accountants are as follows:

Fiscal Year 2003: $0.00;

Fiscal Year 2004: $0.00.

AUDIT COMMITTEE PRE-APPROVAL POLICIES AND PROCEDURES

The Company does not have an audit committee and does not have any pre-approval policies or procedures.

                     COMPOSITE TECHNOLOGY CORPORATION
                               AND SUBSIDIARY
                       (DEVELOPMENT STAGE COMPANIES)

                                                                CONTENTS
                             SEPTEMBER 30, 2004

-----------------------------------------------------------------------


                                                                  Page

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM REPORTS              F-2

CONSOLIDATED FINANCIAL STATEMENTS

       Consolidated Balance Sheet                                  F-3

       Consolidated Statements of Operations                       F-4

       Consolidated Statements of Shareholders' Equity        F-5 - F10

       Consolidated Statements of Cash Flows                 F-11 - F12

       Notes to Consolidated Financial Statements            F-13 - F41

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and Shareholders
Composite Technology Corporation and Subsidiaries
Irvine, California


We have audited the consolidated balance sheet of Composite Technology Corporation and subsidiaries (collectively, the "Company") as of September 30, 2004, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the year ended September 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provided a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Composite Technology Corporation and subsidiaries as of September 30, 2004 and the results of their operations and their cash flows for each of the year ended September 30, 2004, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations. The Company incurred a net loss of $(14,323,596) and negative cash flows from operations of $(9,022,676). In addition, the Company had an accumulated deficit of $(26,075,079) at September 30, 2004. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



SINGER LEWAK GREENBAUM & GOLDSTEIN, LLP

Los Angeles, California
December 14, 2004

                    COMPOSITE TECHNOLOGY CORPORATION
                              AND SUBSIDIARY
                      (DEVELOPMENT STAGE COMPANIES)
                       CONSOLIDATED BALANCE SHEET
                            SEPTEMBER 30, 2004
-----------------------------------------------------------------------

                                  ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                 $  2,930,615
     Restricted cash (See Note 11)                               10,010,060
     Accounts receivable                                          2,501,994
     Inventory                                                      788,799
     Prepaid expenses and other current assets                      378,052
                                                               ------------
         Total current assets                                    16,609,520

PROPERTY AND EQUIPMENT, net                                       1,253,123
OTHER ASSETS                                                        218,600
                                                               ------------
                TOTAL ASSETS                                   $ 18,081,243
                                                               ============


                   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable - trade                                  $  1,371,631
     Accrued legal settlement                                       469,904
     Accrued payroll and related expenses                           122,621

     Accrued officer compensation                                   264,561
     Deferred revenue                                               564,750
     Deferred gain on sale of assets                                 49,569
     Lease obligations - current                                    251,782
                                                               ------------

         Total current liabilities                                3,094,818
                                                               ------------
LONG TERM LIABILITIES
     Convertible notes payable, net
                Of unamortized debt discount                      8,901,016
     Lease obligation - long term                                   482,600

                                                               ------------
         Total long term liabilities                              9,383,706
                                                               ------------
                 Total liabilities                               12,478,524
                                                               ------------


COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
     Common stock, $0.001 par value
         200,000,000 shares authorized
         110,841,320 shares issued and outstanding                  110,841
     Deferred compensation - stock options                         (362,925)
     Additional paid-in capital                                  31,929,883
     Deficit accumulated during the development stage           (26,075,079)
                                                               ------------


                Total shareholders' equity                        5,602,719
                                                               ------------

 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $ 18,081,243

                  COMPOSITE TECHNOLOGY CORPORATION
                            AND SUBSIDIARY
                    (DEVELOPMENT STAGE COMPANIES)

                 CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003 AND
  FOR THE PERIOD FROM MARCH 28, 2001 (INCEPTION) TO SEPTEMBER 30, 2004
-----------------------------------------------------------------------

                                                                               For the
                                                                             Period from
                                           For the Year Ended              March 28, 2001
                                              September 30,                (Inception) to
                                     -------------------------------        September 30,
                                          2004               2003               2004
                                     -------------      -------------      -------------
Sales                                $   2,500,000      $          --      $   2,500,000

Less: Cost of
   Goods Sold                              314,548                 --            314,548
                                     -------------      -------------      -------------
Gross Margin                             2,185,452                 --          2,185,452

OPERATING EXPENSES
  Officer compensation                     282,258            240,000            847,158
  General and
     administrative                      5,519,506          1,213,190          7,155,856
  Legal, professional,
     and consulting                      3,360,267          1,496,655          7,898,110
  Research and
     development                           114,959          3,210,289          3,325,248
  Reorganization                                --                 --             30,000
  Depreciation                             153,039             18,569            176,214
  Compensation expense
     related to issuance
     of common stock -
     legal                               1,058,000                 --          1,058,000
  Stock issued for
     Legal settlement                      739,000                 --            739,000
Compensation expense
         related to fair
         value of warrants -
         consultants                     1,792,510                 --          1,792,510
Compensation expense
         related to issuance
         of common stock -
         consulting                      1,265,165                 --          1,265,165
Compensation expense
         related to fair value
         warrants                        1,540,000                 --          1,540,000
Compensation expense
     related to
     issuances of
     common stock at
     less than fair value                       --                 --            603,500
Compensation expense
   related to
   fair value of stock
   options - legal                         128,250            269,225            563,900
 Compensation expense
   related to fair value
   of stock options -
   research
   and development                         170,570            303,324            737,449
                                     -------------      -------------      -------------

     Total operating
       expenses                         16,123,524          6,751,252         27,732,110
                                     -------------      -------------      -------------
LOSS FROM OPERATIONS                   (13,938,072)        (6,751,252)       (25,546,658)
                                     -------------      -------------      -------------

OTHER INCOME/(EXPENSE)
  Interest expense                        (408,898)                --           (414,564)
  Interest income                           13,897                 --             13,897
  Gain on Sale of Assets                     9,476                 --              9,476
  Carrying value
    impairment adjustment
    on investments in
    other companies                             --                 --           (137,230)
                                     -------------      -------------      -------------
     Total other income
       and expense                        (385,525)                --           (528,421)
                                     -------------      -------------      -------------

NET LOSS                             $ (14,323,597)     $  (6,751,252)     $ (26,075,079)

PREFERRED STOCK
DIVIDENDS                                       --             20,000                 --
                                     -------------      -------------      -------------

NET LOSS AVAILABLE TO COMMON
     SHAREHOLDERS                    $ (14,323,597)     $  (6,771,252)     $ (26,075,079)
                                     =============      =============      =============

BASIC AND DILUTED LOSS PER SHARE
   Loss per share                    $       (0.14)     $       (0.08)
   Preferred stock dividend                     --                 --
                                     -------------      -------------

TOTAL BASIC AND DILUTED
   LOSS PER SHARE
   AVAILABLE TO COMMON
   SHAREHOLDERS                      $       (0.14)     $       (0.08)
                                     =============      =============

WEIGHTED-AVERAGE COMMON
SHARES OUTSTANDING                     103,168,626         87,132,657
                                     =============      =============

                    COMPOSITE TECHNOLOGY CORPORATION
                              AND SUBSIDIARY
                       (DEVELOPMENT STAGE COMPANIES)

               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
 FOR THE PERIOD FROM MARCH 28, 2001 (INCEPTION) TO SEPTEMBER 30, 2004
-----------------------------------------------------------------------

                                              Preferred Stock                    Common Stock
                                       ----------------------------      ---------------------------
                                         Shares           Amount           Shares          Amount
                                       -----------      -----------      -----------     -----------
BALANCE,
MARCH 28, 2001
(INCEPTION)                                     --      $        --        9,166,510     $     9,167
RECAPITALIZATION EFFECT OF
  REVERSE ACQUISITION WITH
  TRANSMISSION TECHNOLOGY
  CORPORATION                                1,165                1       57,333,485          57,333
PREFERRED STOCK DIVIDENDS
NET LOSS
                                       -----------      -----------      -----------     -----------

BALANCE, SEPTEMBER
30, 2001                                     1,165                1       66,500,000          66,500
ISSUANCE OF SERIES B
  PREFERRED
  STOCK                                                                          320              --
ISSUANCE OF COMMON
  STOCK FOR
    Cash                                                                   2,065,790           2,066
    Consulting and legal fees                                              4,319,868           4,320
    Investment in other
      company                                                                 42,500              42
    Conversion of notes
      payable and accrued
      interest                                                               866,173             866
CANCELLATION OF COMMON
  STOCK UPON TERMINATION
  OF CONTRACT                                                                (79,402)            (79)
FAIR VALUE OF STOCK OPTIONS FOR
  SERVICES RENDERED
DEFERRED COMPENSATION - FAIR
  VALUE OF STOCK OPTIONS FOR
  SERVICES RENDERED
EXCHANGE OF PREFERRED
  STOCK AND ACCRUED
  DIVIDENDS FOR INVESTMENT
  IN OTHER
  COMPANIES                                   (165)     $        --
PREFERRED STOCK DIVIDENDS
NET LOSS
                                       -----------      -----------      -----------     -----------

BALANCE, SEPTEMBER
30, 2002                                     1,320                1       73,714,929     $    73,715
ISSUANCE OF COMMON
  STOCK FOR
    Cash                                                                  16,786,410          16,786
    Services rendered
    for research
    and development                                                        3,803,900           3,804
    Legal services rendered                                                4,950,000           4,950
    Offering costs                                                           750,000             750
    Legal settlement                                                       1,500,000           1,500
    Payment of debt                                                          300,000             300
ISSUANCE OF WARRANTS FOR
    Services rendered for research
    and development
    Offering costs
    Legal settlement
COMMON STOCK COMMITTED FOR
    Cash
    Exercise of options
    Exercise of warrants
OFFERING COSTS
DEFERRED COMPENSATION - FAIR
    VALUE OF STOCK OPTIONS FOR
    SERVICES RENDERED
SUBSCRIPTION RECEIVABLE
PREFERRED STOCK CONVERTED TO
    COMMON
    STOCK                                     (320)              --          207,576     $       208
PREFERRED STOCK DIVIDENDS
NET LOSS
                                       -----------      -----------      -----------     -----------

BALANCE, SEPTEMBER
 30, 2003                                    1,000      $         1      102,012,815     $   102,013
                                       -----------      -----------      -----------     -----------

ISSUANCE OF COMMON STOCK FOR
   Cash                                                                    2,489,360     $     2,489
   Warrants Exercised                                                      7,482,928           7,483
   Options Exercised                                                         440,765             441
   Legal fees                                                                700,000             700
   Legal settlements                                                         675,000             675
   Consulting fees                                                         1,098,881           1,099

Cancellation of previously
    issued shares                                                         (4,434,000)         (4,434)
    Preferred Stock
    Exchange                                 (1000)              (1)         107,631             108

Issuance of common stock
    for rent                                                                 140,160             140

Common stock issued for
    cashless transactions                                                    127,780             128

NET LOSS
                                       -----------      -----------      -----------     -----------

Balance, September
30, 2004                                        --      $        --      110,841,320     $   110,841

                     COMPOSITE TECHNOLOGY CORPORATION
                              AND SUBSIDIARY
                      (DEVELOPMENT STAGE COMPANIES)

             CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
   FOR THE PERIOD FROM MARCH 28, 2001 (INCEPTION) TO SEPTEMBER 30, 2004
--------------------------------------------------------------------------------

                                                        Common            Deferred
                                      Common             Stock          Compensation      Additional
                                       Stock         Subscription          Stock            Paid-In
                                     Committed         Receivable          Options          Capital
                                    -----------       -----------       -----------       -----------
BALANCE, MARCH 28, 2001
 (INCEPTION                         $   --              $    --       $        --       $ 2,001,570
RECAPITALIZATION EFFECT OF
  REVERSE ACQUISITION WITH
  TRANSMISSION TECHNOLOGY
  CORPORATION                                                                            (1,292,946)
PREFERRED STOCK DIVIDENDS
NET LOSS
                                     -----------       -----------    -----------       -----------

BALANCE, SEPTEMBER
 30, 2001                                     --                --             --           708,624
ISSUANCE OF SERIES B
  PREFERRED STOCK                                                                            32,000
ISSUANCE OF COMMON
  STOCK FOR
    Cash                                                                                    956,444
    Consulting and legal fees                                                             1,977,169
    Investment in other
      company                                                                               191,408
    Conversion of notes
      payable and accrued
      interest                                                                              152,730
CANCELLATION OF COMMON
   STOCK UPON TERMINATION
   OF CONTRACT                                                                             (299,921)
FAIR VALUE OF STOCK OPTIONS FOR
   SERVICES RENDERED                                                  (1,664,275)         1,664,275
DEFERRED COMPENSATION - FAIR
   VALUE OF STOCK OPTIONS FOR
   SERVICES RENDERED                                                                        429,980
EXCHANGE OF PREFERRED
  STOCK AND ACCRUED
  DIVIDENDS FOR INVESTMENT
  IN OTHER COMPANIES                                                                       (169,098)
PREFERRED STOCK DIVIDENDS
NET LOSS
                                     -----------       -----------    -----------       -----------


BALANCE, SEPTEMBER 30, 2002         $         --       $        --   $(1,234,295)         5,213,631
ISSUANCE OF COMMON
  STOCK FOR
    Cash                                                                                  3,164,010
    Services rendered for research
      and development                                                                     2,336,325
    Legal services rendered                                                               1,758,135
    Offering costs                                                                          213,000
    Legal settlement                                                                         92,250
    Payment of debt                                                                          42,801
ISSUANCE OF WARRANTS FOR
    Services rendered for research
      and development                                                                        61,250
    Offering costs                                                                           20,600
    Legal settlement                                                                         11,750
COMMON STOCK COMMITTED FOR
    Cash                                 100,000
    Exercise of
     options                              15,000
    Exercise of
      Warrants                            79,375
OFFERING COSTS                                                                            (251,350)
DEFERRED COMPENSATION - FAIR
    VALUE OF STOCK OPTIONS FOR
    SERVICES RENDERED                                                    572,549
SUBSCRIPTION
RECEIVABLE                               (50,000)
PREFERRED STOCK CONVERTED TO
    COMMON STOCK                                                                               (208)
PREFERRED STOCK DIVIDENDS
NET LOSS
                                     -----------       -----------    -----------       -----------

BALANCE, SEPTEMBER
 30, 2003                            $   194,375       $   (50,000)   $ (661,746)       $12,662,194
                                     -----------       -----------    -----------       -----------

ISSUANCE OF COMMON STOCK FOR
   Cash                                                                                   3,122,616
   Warrants exercised                   (146,875)           50,000                        3,330,167
   Options exercised                     (45,000)                                           143,565
   Legal fees                                                                             1,057,300
   Legal Settlements                                                                        738,325
   Consulting fees                                                                        1,264,066

CANCELLATION OF PREVIOUSLY ISSUED
   SHARES                                                                                    (1,686)
   Preferred stock exchange                                                                    (107)

ISSUANCE OF COMMON STOCK
   FOR RENT                                                                                 147,028

OFFERING COSTS
   Securities Purchase Agreement                                                           (220,030)

INDUCED CONVERSION WARRANTS RELATED TO
   Securities Purchase Agreement                                                          1,540,000

DEFERRED COMPENSATION - FAIR
  VALUE OF STOCK OPTION                                                  298,820

COMMON STOCK ISSUED FOR
  CASHLESS TRANSACTIONS                                                                        (128)

COMMITTED STOCK ADJUSTMENT                (2,500)                                           (10,000)
  Debt discount on convertible
     debenture                                                                            6,364,063
  Issuance of warrants for services
     Rendered                                                                             1,792,510

PREFERRED STOCK DIVIDENDS
NET LOSS
                                     -----------       -----------    -----------       -----------

BALANCE, SEPTEMBER 30, 2004                   --                --      (362,925)        31,929,883
                                     ===========       ===========    ===========       ===========

                     COMPOSITE TECHNOLOGY CORPORATION
                              AND SUBSIDIARY
                      (DEVELOPMENT STAGE COMPANIES)

             CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
   FOR THE PERIOD FROM MARCH 28, 2001 (INCEPTION) TO SEPTEMBER 30, 2004
 -------------------------------------------------------------------------------

                                         Deficit
                                        Accumulated
                                        during the
                                        Development
                                           Stage              Total
                                       ------------       ------------
BALANCE, MARCH 28, 2001
    (INCEPTION)                        $ (2,010,737)      $         --
RECAPITALIZATION EFFECT OF
    REVERSE ACQUISITION WITH
    TRANSMISSION TECHNOLOGY
    CORPORATION                           2,010,737            775,125
PREFERRED STOCK DIVIDENDS                    (8,222)            (8,222)
NET LOSS                                   (493,450)          (493,450)
                                       ------------       ------------

BALANCE, SEPTEMBER 30, 2001                (501,672)           273,453
ISSUANCE OF SERIES B
    PREFERRED STOCK                                             32,000
ISSUANCE OF COMMON
    STOCK FOR
      Cash                                                     958,510
      Consulting and legal fees                              1,981,489
      Investment in other
        company                                                191,450
      Conversion of notes
        payable and accrued
        interest                                               153,596
CANCELLATION OF COMMON
    STOCK UPON TERMINATION
    OF CONTRACT                                               (300,000)
FAIR VALUE OF STOCK OPTIONS FOR
    SERVICES RENDERED                                     $        --
DEFERRED COMPENSATION - FAIR
    VALUE OF STOCK OPTIONS FOR
    SERVICES RENDERED                                     $    429,980
EXCHANGE OF PREFERRED
    STOCK AND ACCRUED
    DIVIDENDS FOR INVESTMENT
    IN OTHER COMPANIES                                        (169,098)
PREFERRED STOCK DIVIDENDS              $     (5,871)            (5,871)
NET LOSS                                 (4,518,082)        (4,518,082)
                                       ------------       ------------



BALANCE, SEPTEMBER 30, 2002              (5,025,625)          (972,573)
ISSUANCE OF COMMON
    STOCK FOR
      Cash                                                   3,180,796
      Services rendered for research
        and development                                      2,340,129
      Legal services rendered                                1,763,085
      Offering costs                                           213,750
      Legal settlement                                          93,750
      Payment of debt                                           43,101
ISSUANCE OF WARRANTS FOR
      Services rendered for research
        and development                                         61,250
      Offering costs                                            20,600
      Legal settlement                                          11,750
COMMON STOCK COMMITTED FOR
    Cash                                                  $    100,000
    Exercise of options                                         15,000
    Exercise of warrants                                        79,375
OFFERING COSTS                                                (251,350)
DEFERRED COMPENSATION - FAIR
    VALUE OF STOCK OPTIONS FOR
    SERVICES RENDERED                                          572,549
SUBSCRIPTION RECEIVABLE                                        (50,000)
PREFERRED STOCK CONVERTED TO
    COMMON STOCK                                                   --
PREFERRED STOCK DIVIDENDS              $    (20,000)           (20,000)
NET LOSS                                 (6,751,252)        (6,751,252)
                                       ------------       ------------

BALANCE, SEPTEMBER 30, 2003            $(11,796,877)      $    449,960
                                       ------------       ------------


ISSUANCE OF COMMON STOCK FOR
   Cash                                                   $  3,125,105
   Warrants issued                                           3,240,774
   Exercise of options                                          99,005
   Legal fees                                                1,058,000
   Legal Settlements                                           739,000
   Consulting Services                                       1,265,165
CANCELLATION OF PREVIOUSLY ISSUE SHARES                         (6,120)
   Preferred stock exchanged                 45,393             45,393
ISSUANCE OF COMMON STOCK FOR RENT                              147,168
INDUCED CONVERSION WARRANTS RELATED TO
    SECURITIES PURCHASE AGREEMENT                            1,540,000
DEFERRED COMPENSATION STOCK OPTIONS                            298,820
COMMITTED STOCK ADJUSTMENT                                     (12,500)
    Debt discount on convertible debenture                   6,364,063
    Issuance of warrants for services rendered               1,792,510

OFFERING COSTS                                                (220,030)

NET LOSS                                (14,323,597)       (14,323,597)
                                       ------------       ------------

BALANCE, SEPTEMBER 30, 2004            $(26,075,079)      $  5,602,719

                     COMPOSITE TECHNOLOGY CORPORATION
                              AND SUBSIDIARY
                      (DEVELOPMENT STAGE COMPANIES)

                  CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003 AND
                    FOR THE PERIOD FROM MARCH 28, 2001
                    (INCEPTION) TO SEPTEMBER 30, 2003
--------------------------------------------------------------------------------

                                                                                       For the
                                                                                     Period from
                                                       For the Year Ended           March 28, 2001
                                                          September 30,             (Inception) to
                                                 ------------------------------      September 30,
                                                     2004              2003              2004
                                                 ------------      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                       $(14,323,597)     $ (6,751,252)     $(26,086,381)
  Adjustments to reconcile net loss
    to net cash used in operating activities
      Accretion of deferred
        gain on PP&E                                   (9,476)               --            (9,476)
      Depreciation                                    153,039            18,569           176,214
      Amortization of prepaid expenses
        originally paid
        with common stock                             132,845            17,535           218,993
  Interest on fixed
        conversion features                           265,169                --           265,169
  Expense related to fair value of
    vested options                                  1,838,821                --         1,838,821
  Issuance of common stock for
    services                                        2,470,333         4,103,214         8,136,810
  Issuance of common stock for legal
    settlement                                        739,000            93,750           832,750
  Issuance of warrants for services
    rendered for research and
    development                                            --            61,250            61,250
  Issuance of warrants for legal
    settlement                                             --            11,750            11,750
  Compensation expense related to
    issuances of common stock at
    less than fair value                                   --                --           603,500
  Compensation expense related to
    fair value of stock
    options                                                --           572,549         1,002,529
Issuance of warrants for
    Services                                        1,792,510                --         1,792,510
Carrying value impairment adjustment
   on investments in
   other companies                                         --                --           137,230
 (Increase) decrease in Assets
   Inventory                                         (788,799)               --          (788,799)
   Accounts receivable                             (2,501,994)               --        (2,501,994)
   Prepaids                                          (239,201)          157,000           (82,816)
   Capitalized Construction
      Costs                                          (206,279)               --          (206,279)
   Other Assets                                      (209,600)               --          (209,600)
Increase (decrease) in
   Accounts payable -
   trade                                              905,188          (497,093)        1,377,931
Accrued legal settlement                              324,304           145,600           469,904
Accrued payroll and related
   expenses                                            61,369            61,252           122,621
Accrued interest payable                                   --             3,250            13,101
Accrued officer
   compensation                                         8,942           (20,309)          234,633
Deferred Revenue                                      564,750                --           564,750
                                                 ------------      ------------      ------------

Net cash used in
operating activities                               (9,022,676)       (2,022,935)      (12,024,879)
                                                 ------------      ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Cash advanced by (to)
  officers, net                                            --                --            29,928
Purchase of property
  and equipment                                      (846,385)         (198,694)       (1,070,293)
Proceeds from
  sale of property and
  equipment                                           500,000                --           500,000
Investments in other
  companies                                                --                --           (40,000)
                                                 ------------      ------------      ------------

Net cash provided by
(used in) investing
activities                                           (346,385)         (198,694)         (580,365)
                                                 ------------      ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock subscription
  receivable                                               --           (50,000)          (50,000)
Proceeds from sale of
  committed stock                                          --           194,375           194,375
 Offering costs                                      (220,030)          (17,000)         (237,030)
Proceed from
  excercised of options                                99,006                --            99,006
Proceeds from issuance of
  convertible
  debenture                                        15,000,000                --        15,000,000
Proceeds from notes
  payable                                                  --            30,000           253,000
Payments on capital lease
  Assets                                              (65,618)               --           (65,618)
Proceeds from sale of
  preferred stock                                          --                --           132,000
Proceeds from sale of
  common stock                                      3,125,105         3,180,796         6,979,411
Proceeds from exercise
  of warrants                                       3,240,775                --         3,240,775
                                                 ------------      ------------      ------------

Net cash provided by financing
  activities                                       21,179,238         3,338,171        25,545,919
                                                 ------------      ------------      ------------

Net increase (decrease) in
  cash and cash
  equivalents                                    $ 11,810,177      $  1,116,542      $ 12,940,675

CASH AND CASH EQUIVALENTS, BEGINNING
  OF PERIOD                                         1,130,498            13,956                --
                                                 ------------      ------------      ------------

CASH AND CASH EQUIVALENTS, END OF
    PERIOD                                       $ 12,940,675      $  1,130,498      $ 12,940,675
                                                 ============      ============      ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION
INTEREST PAID                                    $    408,898      $         --      $    409,048
                                                 ============      ============      ============

                        COMPOSITE TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003 AND
      FOR THE PERIOD FROM MARCH 28, 2001 (INCEPTION) TO SEPTEMBER 30, 2004
--------------------------------------------------------------------------------

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES

During the year ended September 30, 2004, the company completed the following:

      o Converted the 1,000 shares of Series B 10% preferred stock of its subsidiary, Transmission Technology Corporation into 80,000 shares of unregistered, restricted common stock. In addition, Company issued 27,631 shares of unregistered, restricted common stock in satisfaction of the unpaid preferred stock dividends and interest totaling $31,996.

      o Issued 700,000 shares of free trading common stock registered pursuant to Form S-8 to two individuals for legal and intellectual property services, valued at $1.058 million.

      o Committed to issue 20,000 shares of the restricted, unregistered common stock to one individual for consulting services. This was valued at $28,050. It was later determined that this transaction was not in the best interest of either party and therefore the contract was not consummated or fully executed. The 20,000 shares were reversed and the $28,050 was reclassed to accounts payable.

      o During the year ended September 30, 2004, 675,000 shares of common stock was issued, valued at $739,00 for legal settlements as shown in Note 9.

      o In January 2004, 140,160 shares of common stock valued at $147,168 were issued in lieu of first 2 month's rent at new Irvine location.

      o During the year ended September 30, 2004, 127,780 shares were issued under cashless exercise of options.

      o Fixed assets were acquired during the year ended September 30, 2004, for Capital Leases in the amount of $800,000.

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

                        COMPOSITE TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003 AND
      FOR THE PERIOD FROM MARCH 28, 2001 (INCEPTION) TO SEPTEMBER 30, 2004
--------------------------------------------------------------------------------

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

In December 2003, the Company incorporated three inactive subsidiaries as Nevada corporations: CTC Wind Systems Corporation ("WSC"), CTC Cable Corporation ("CCC"), and CTC Towers and Poles Corporation ("TPC").

                        COMPOSITE TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003 AND
      FOR THE PERIOD FROM MARCH 28, 2001 (INCEPTION) TO SEPTEMBER 30, 2004
--------------------------------------------------------------------------------


NOTE 2 - GOING CONCERN

These financial statements have been prepared on a going concern basis. However, during the year ended September 30, 2004, the Company incurred a net loss of $(14,323,596) and negative cash flows from operations of $(8,945,903). In addition, the Company had an accumulated deficit of $(26,075,079) at September 30, 2004. The Company's ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time.

Since inception, the Company has satisfied its capital needs primarily by issuing equity securities. With the introduction of its primary product into the market and following the results of the first evaluation sales, management now believes that it will generate significant revenues during fiscal 2005. There is no guarantee that the product will be accepted or provide a marketable advantage and therefore no guarantee that the product will ever be profitable. In addition, management plans to ensure that sufficient capital will be available to provide for its capital needs with minimal borrowings and may issue equity securities to ensure that this is the case. However, there is no guarantee that the Company will be successful in obtaining sufficient capital through borrowings or selling equity securities. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to become a going concern.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of CTC and ts wholly owned subsidiaries, TTC, CCC and TPC (collectively, the "Company"). All
significant    inter-company    accounts   and   transactions   are   eliminated
consolidation.

CASH AND CASH EQUIVALENTS

For the purpose of the statements of cash flows, the Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

                        COMPOSITE TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003 AND
      FOR THE PERIOD FROM MARCH 28, 2001 (INCEPTION) TO SEPTEMBER 30, 2004
--------------------------------------------------------------------------------


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

IMPAIRMENT OF LONG-LIVED ASSETS

Management evaluates long-lived assets for impairment whenever even or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the estimated future cash flow (undiscounted and without interest charges) from the use of an asset are less than the carrying value, an impairment would be recorded to reduce the related asset to its estimated fair value.

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

                        COMPOSITE TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003 AND
      FOR THE PERIOD FROM MARCH 28, 2001 (INCEPTION) TO SEPTEMBER 30, 2004
--------------------------------------------------------------------------------


RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses are charged to operations as incurred.

REVENUE RECOGNITION

The Company records profits or losses on its installation contracts on the completed-contract method of accounting. Under the method, billings and costs are accumulated during the period of installation, but no profits are recorded before the completion of the work. Provisions for estimated losses on uncompleted contracts are made at the time such losses are determined. Operating expenses, including indirect costs and administrative expenses, are charged as incurred to periodic income and not allocated to contract costs.

ACCOUNTS RECEIVABLE

The Company extends credit to its customers. Collateral is generally not required. Credit losses are provided for in the financial statements based on management's evaluation of historical and current industry trends as well as history with individual customers. Although the Company expects to collect amounts due, actual collections may differ from estimated amounts.

INVENTORIES

Inventories are stated at lower of cost or market, with cost generally determined on a FIFO basis.

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

As of September 30, 2004, the deferred tax assets related to the Company's net operating loss carry-forwards are fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may not have any net operating loss carry-forwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

ESTIMATES

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

                        COMPOSITE TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003 AND
      FOR THE PERIOD FROM MARCH 28, 2001 (INCEPTION) TO SEPTEMBER 30, 2004
--------------------------------------------------------------------------------


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

                                                2004                   2003                  2002
                                             ----------             ---------             -------
Series B convertible preferred stock         --                     80,000                105,600
Options for common stock                     7,195,336              8,147,740             5,307,740
Warrants                                     13,081,681             17,047,624            2,796,290


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

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2004 consisted of the following:

Office furniture and equipment             $  215,513
Leasehold Improvements                        350,693
Manufacturing equipment                       803,387
                                           ----------
                                            1,369,593

 Less accumulated depreciation                116,470
                                           ----------

TOTAL                                      $1,253,123
                                           ==========

Depreciation expense was $153,039, $18,569, and $176,214 for the years ended September 30, 2004 and 2003 and the period from March 28, 2001 (inception) to September 30, 2004, respectively.

NOTE 5 - CONTRACT RIGHTS

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

                        COMPOSITE TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003 AND
      FOR THE PERIOD FROM MARCH 28, 2001 (INCEPTION) TO SEPTEMBER 30, 2004
--------------------------------------------------------------------------------


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

TTC agreed to pay royalties to WBG, initially at a maximum rate of 5% of Gross Revenues (as defined in the License Agreement) received by TTC from the sale of the technology products until sales of product have equaled the design capacity of the first commercial composite core production line. Design capacity will be defined as the pultruded composite core capacity stated on the specifications by the builder (WBG) as mutually agreed upon by TTC. The royalty will decline by 1% of Gross Revenues upon the addition of each new composite core production line until the fourth line is installed, whereupon WBG would receive a royalty of 2% of Gross Revenues received by TTC from the sale of the technology products.

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

NOTE 6 - INVESTMENTS IN OTHER COMPANIES

Investments in other companies at September 30, 2003 consisted of an investment in Integrated Performance Systems, Inc., which was valued at $1,000 and is included in other assets on the accompanying consolidated balance sheet.

                        COMPOSITE TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003 AND
      FOR THE PERIOD FROM MARCH 28, 2001 (INCEPTION) TO SEPTEMBER 30, 2004
--------------------------------------------------------------------------------

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

                        COMPOSITE TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003 AND
      FOR THE PERIOD FROM MARCH 28, 2001 (INCEPTION) TO SEPTEMBER 30, 2004
--------------------------------------------------------------------------------


NOTE 7 - COMMITMENTS AND CONTINGENCIES

LEASE

Until December 2003, the Company operated in leased offices, located in Irvine, California, on a month-to-month agreement at a rate of $4,600 per month and in a manufacturing facility, located in Irvine, California, on a month-to-month agreement at a rate of $8,000 per month. The Company leases office equipment with a minimum payment of $965 per month. Leases expire through December 2010.

Rent expense was $687,649, $140,035, and $876,028 for the years ended September 30, 2004 and 2003 and the period from March 28, 2001 (inception) to September 30, 2004, respectively.

In January 2004, the Company entered into a seven-year lease agreement for a combination manufacturing and office facility in Irvine, California for minimum monthly payments of $73,584. The Company paid for the first two month's rent by issuing 140,160 shares of its unregistered, restricted common stock valued at $147,168.

Future minimum operating lease payments under the new leases at September 30, 2004 were as follows:

                                  Operating Leases

 Year Ending
September 30,
-------------

2005                             $ 1,017,466
2006                               1,055,309
2007                               1,093,153
2008                               1,130,996
2009                               1,161,372
Thereafter                         1,498,272
                                 -----------

TOTAL                            $ 6,956,568
                                 ===========

In February 2004, the Company entered into an equipment lease with payments of $625 per month which includes 6.5% interest. The lease will terminate February 1, 2008.

In May 2004, the Company entered into a $500,000 sale leaseback of certain of its capital assets. Under the terms of the Master Lease Agreement the Company received $450,000 which was net of a 10% security deposit, and is to make payments of $16,441 per month for 36 months. At the end of the lease period, the Company has the right to renew the lease for an additional 12 months, terminate and return the equipment or purchase the equipment at the greater of fair market value subject to a minimum of 10% and a maximum of 20% of the capitalized cost. The company recognized a gain in the amount of $59,045 from this transaction and will defer the gain and recognize it as income over the period of the initial lease term.

In June 2004, the Company entered into a $300,000 equipment lease with the same company financing the sale leaseback, above. The Company received $131,421 which was net of a 10% security deposit ($30,000) and direct payment to one vendor ($126,750) and less advance payments. The Company is to make payments of $9,864 per month for 36 months. The terms, at the end of the lease, are the same as above sale leaseback.

Future minimum capital lease payments under the new leases at September 30, 2004 were as follows:

                        COMPOSITE TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003 AND
      FOR THE PERIOD FROM MARCH 28, 2001 (INCEPTION) TO SEPTEMBER 30, 2004
--------------------------------------------------------------------------------


                                          Capital Leases

 Year Ending
September 30,
--------------

2005                                         $ 323,161
2006                                           323,161
2007                                           201,502
2008                                             3,128
2009                                                --
Thereafter                                          --
                                            ----------
Total payments                              $  850,952

Less: Amounts representing interest           (116,570)

                                            ----------
Fair Value of Capital Leases                   734,382
         Less current portion                 (251,782)
                                            ----------
          Non current portion                  482,600


Property and equipment under capital leases consisted of the following at September 30, 2004:

Machinery and equipment                     $  826,379

Accumulated depreciation                        85,155
                                            ----------

NET PROPERTY AND EQUIPMENT                  $  741,224
                                            ==========


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

                        COMPOSITE TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003 AND
      FOR THE PERIOD FROM MARCH 28, 2001 (INCEPTION) TO SEPTEMBER 30, 2004
--------------------------------------------------------------------------------


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

      o The company has contracted with several consultants during the year ended September 30, 2004, most of which have no definite ending date. The Company has spent in excess of $488,000 on consultants who have assisted with financing, information technology and finance/accounting.

      o Two individuals were contracted during the year to assist with Investor Relations. They have indefinite termination dates.

      o In addition to the consultants mentioned above who have contributed to our product development, are four additional consultants contracted this year. The Company has paid them approximately $292,000 this year, and will continue with their contracts until the projects are completed.

      o To assist with the Company's Marketing and Sales efforts the Company has contracted with several consultants. This year the company paid in excess of $425,000 for these services.

      o A total of 1,427,000 Series S warrants were issued for the exercise price of $1.00, expiration July '07.

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

      o A contract with an individual for financial consulting services for 1,000,000 shares of common stock issued pursuant to a Registration Statement under the Securities Act of 1933 on Form S-8. This contract commenced on January 2002 and expired in January 2003. This agreement also contained the granting of options to purchase up to 1,000,000 shares of common stock pursuant to a Registration Statement under the Securities Act of 1933 on Form S-8 at a price of $0.40 per share. The options vested on the grant date and have all been exercised as of September 30, 2002. Furthermore the Company is obligated to pay the individual a success fee equal to 10% on all equity capital raised by the individual. As of September 30, 2004, the Company did not have any obligation under the "success fee" portion of this agreement.

                        COMPOSITE TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003 AND
      FOR THE PERIOD FROM MARCH 28, 2001 (INCEPTION) TO SEPTEMBER 30, 2004
--------------------------------------------------------------------------------


      o A consulting agreement with an unrelated entity for the procurement of qualified consultants to deliver capital financing on a "successful efforts" basis for a one-time fee of 400,000 shares of unregistered, restricted common stock as compensation for all consultants. Furthermore, the entity will also receive a commission of 10% in cash and 10% in equivalent warrants for common stock for successful funding through sources identified by this entity. No fees have been paid on this agreement through September 30, 2004.

      o A finder's fee agreement for capital financing with an unrelated party was agreed to in August 2004. This entity was paid $717,500 in August 2004 and $307,500 in December 2004. The contract is complete as of December 22, 2004.

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

JARBLUM V. TRANSMISSION TECHNOLOGY CORPORATION, ET AL

Case No. SC-072087 was filed on May 13, 2002 in the Superior Court of the State of California for the County of Los Angeles, West District. The principal parties are Plaintiff William Jarblum and Defendants TTC, CTC, and C. William Arrington. The case was settled in April 2003 for the issuance of 50,000 Series K warrants valued at $11,750 and cash of $210,000 to be paid through September 2004. This amount was paid the settlement completed.

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

                        COMPOSITE TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003 AND
      FOR THE PERIOD FROM MARCH 28, 2001 (INCEPTION) TO SEPTEMBER 30, 2004
--------------------------------------------------------------------------------


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

GARY COPE AND ROBERT NIKOLEY V. COMPOSITE TECHNOLOGY CORPORATION, ET AL

The Orange County  Superior  Court Case No.  03CC05636 was filed on December 24,
2002. Plaintiffs Cope and Nikoley allege causes of action for violations of California Labor Code, wrongful termination, unfair business practices, breach of contract, breach of fiduciary duty, fraud, negligent misrepresentation; defamation, declaratory relief, and an accounting arising out of various alleged salary and wrongful termination disputes. The principal parties are Cope, Nikoley, CTC, Wilcoxon, and Arrington. CTC denies the plaintiffs' material allegations. The case is presently in the discovery stage, and the trial is scheduled to begin in May 2004, although a continuance is likely. The settlement agreement and release was entered into as of June 30, 2004 by and between Robert Nikoley and CTC. In compliance with the Settlement Agreement, Nikoley was issued 575,000 shares of CTC common stock and $65,000 in attorney's fees. The stock was issued on July 19th and the payments were made in July 2004 and September 2004. The Cope settlement, dated August 16, 2004 was for 100,000 shares of CTC common stock and $10,000 cash. The stock was issued on August 27, 2004 and the certificates and check for $10,000 was forwarded to Cope's attorney on September 1, 2004.

COMPOSITE TECHNOLOGY CORPORATION V. ACQUVEST, INC., PAUL KOCH, VICTORIA KOCH, PATRICIA MANOLIS, AND MICHAEL TARBOX

The Orange County Superior Court Case No.03-CC-12640 was filed on October 16, 2003. CTC alleges causes of action for declaratory relief, breach of contract, fraudulent inducement, rescission, and economic duress arising out of certain alleged subscription and investment agreements executed between CTC, Acquvest, Inc., and Patricia Manolis. Purported related "finder's fee" agreements are also at issue involving Paul Koch and Michael Tarbox. The Defendants deny CTC's material allegations, and Acquvest, Koch, and Manolis filed a Cross-Complaint on September 16, 2004. The parties stipulated to permit Cross-Complainants to amend the Cross-Complaint, which was filed on December 17, 2004. CTC expects to attack the Amended Cross-Complaint via demurrer. Trial date has been set for May 9, 2005, though CTC has moved to continue the trial to a later date. The hearing on that motion is currently set for January 7, 2005.

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

                        COMPOSITE TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003 AND
      FOR THE PERIOD FROM MARCH 28, 2001 (INCEPTION) TO SEPTEMBER 30, 2004
--------------------------------------------------------------------------------


CTC denies the material allegations, and on November 10, 2003, CTC filed a case in Orange County Superior Court against Ascendiant, Bergendahl, and Wilhite, alleging causes of action for declaratory relief, breach of contract, fraudulent inducement, and economic coercion arising out of the Agreement as well as various unrelated business agreements between the plaintiffs and Wilcoxon. The principal parties are Ascendiant, Bergendahl, Wilhite, CTC, and Wilcoxon. On November 24, 2003, the court entered an order consolidating the cases. On January 15, 2004, the parties agreed to submit all claims and cross-claims arising out of the Agreement to binding arbitration before a neutral arbitrator at JAMS-Orange County. The remaining claims and cross-claims not arising out of the Agreement remain pending in Orange County Superior Court. An arbitration date has been set for February 8, 2005.

COMPOSITE TECHNOLOGY CORPORATION AND BENTON H. WILCOXON V. MICHAEL DEANGELO

The Orange  County  Superior  Court Case No.  03CC13319 was filed on November 4,
2003. CTC alleges causes of action against DeAngelo for declaratory relief, economic duress, and fraudulent inducement arising out of a consulting services agreement executed by the parties on which CTC alleges DeAngelo failed to perform. DeAngelo denies CTC's material allegations and previously stated his intention to assert cross-claims against CTC. On December 23, 2003, CTC obtained a default in this case due to DeAngelo's failure to respond to the complaint. On February 23, 2004, a default judgment was entered against the defendant.

J.P. TURNER & COMPANY, L.L.C. V. COMPOSITE TECHNOLOGY CORPORATION

J.P. Turner & Company, L.L.C. ("J.P. Turner") initiated an arbitration before the National Association of Securities Dealers in February 2004 alleging Composite Technology Corporation ("CTC") breached a finder's agreement by failing to pay certain fees to J.P. Turner. CTC disputes that any breach of the agreement took place and denies that J.P. Turner made any introductions of investors to CTC which directly lead to financing. CTC has filed a counterclaim against J.P. Turner alleging claims of fraud against J.P. Turner arising out of misrepresentations made by J.P. Turner concerning an investment opportunity. J.P. Turner seeks $200,000 in monetary damages, a warrant to purchase $200,000 common shares of CTC at an exercise price equal to the closing bid on December 17, 2003, pre-judgment interest as of December 18, 2003, reasonable attorneys' fees and costs. CTC seeks compensatory damages in an amount according to proof, punitive damages, and reasonable attorneys' fees and costs based upon its counterclaims. CTC filed its Statement of Answer and Counterclaims on May 17, 2004. The matter is presently set for hearing in February 2005. Additionally, Composite recently asked the panel of arbitrators assigned to the matter to change the location of the hearing from Georgia to California. The arbitrators denied the motion for change of venue and the hearing is scheduled to proceed in Georgia next year.

ADAM DEVONE V. COMPOSITE TECHNOLOGY CORPORATION, ET AL.

On September 10, 2004, Adam Devone filed a Complaint in Orange County Superior Court (Case No. 04-CC-09321) against Donner, Evan Wride and Global Research, Inc., Nutek, Inc., Zeta Centauri, Inc., Sherpa Financial & Investigations, Inc. and Multiplyingchurches.org, Inc. (collectively, the "Donner Parties") and CTC. Devone alleges a variety of claims against the Donner Parties based upon alleged contractual breaches and tortuous conduct related to a $200,000 loan made between Devone and the Donner Parties. CTC is only party to the last two causes of action for Imposition of Constructive Trust and Declaratory Relief. Devone seeks a constructive trust on any CTC shares or related proceeds obtained
through  the  use  of  Devone's  $200,000.   Devone  further  seeks  a  judicial
declaration that the CTC securities and proceeds derived therefrom are his property. As noted earlier, Devone is not presently seeking monetary damages or costs against CTC. On October 6, 2004, CTC filed a Motion for Order Discharging Liability asserting it should be discharged from the matter as it took no position with regard to the dispute between the parties. On October 8, 2004, CTC filed an Answer to the Complaint. The Motion for Order Discharging Liability is presently set to be heard on January 3, 2004. On October 20, 2004, Multiplyingchurches.org, Inc. ("MC Org") filed a Cross-Complaint against CTC, Adam Devone, Sheryl Lyn Devone (Plaintiff's wife) and Roes 1-100 alleging claims for breach of contract against CTC and Roes 51-100 and tortious interference with contract against Plaintiff, his wife and Roes 1-50. MC Org alleges that CTC breached a warrant agreement by failing to issue shares thereunder and seeks unspecified damages and an injunction compelling CTC to issue shares under the warrant agreement. CTC filed an Answer to MC Org's Cross-Complaint on November 19, 2004.

                        COMPOSITE TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003 AND
      FOR THE PERIOD FROM MARCH 28, 2001 (INCEPTION) TO SEPTEMBER 30, 2004
--------------------------------------------------------------------------------


MICHAEL TARBOX V. COMPOSITE TECHNOLOGY CORPORATION, ET AL.

Michael Tarbox ("Tarbox") filed this action on October 13, 2004 in Orange County Superior Court (Case No. 04-CC-10345) against Paul Koch, Acquvest, CTC and Doe Defendants. Tarbox alleges that Koch made fraudulent transfers to Acquvest and the Doe defendants for the purpose of avoiding the debt owed to Tarbox. Tarbox alleges that CTC securities were intended to serve as security for a debt owed by Koch to Tarbox. Tarbox alleges that Defendants were not bona fide purchasers of the CTC securities since they were receiving such securities for the benefit of Tarbox. Tarbox further alleges that CTC breached an agreement to pay him a finder's fee in connection with investments made by Koch. Tarbox alleges that CTC's breach has caused him to suffer damages in excess of $750,000. On November 9, 2004, CTC filed a Motion to Consolidate this action with the Acquvest action above (OCSC Case No. 03-CC-12640). The Motion to Consolidate is set for January 7, 2005. On November 14, 2004, CTC filed a demurrer to the Complaint. Tarbox agreed to amend the Complaint in response thereto.

NOTE 8 - SHAREHOLDERS' EQUITY

PREFERRED STOCK

On April 12, 2001, TTC authorized 165 shares of Series A, 10% cumulative, convertible preferred stock (the "Series A Preferred Stock") issued at $1,000 per share. The Series A shareholders were entitled to receive cumulative cash dividends at a rate of 10% per annum of the issuance price ($1,000 per share) from the date of issuance of the shares until such shares are converted into common stock or redeemed by the Company. The dividends were payable quarterly on the last day of March, June, September, and December in each year, commencing on September 30, 2001.

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

                        COMPOSITE TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003 AND
      FOR THE PERIOD FROM MARCH 28, 2001 (INCEPTION) TO SEPTEMBER 30, 2004
--------------------------------------------------------------------------------


The shares are convertible into common stock at a rate of $1.25 per effective post acquisition share at the election of the holder beginning 90 days after the date of issuance. The Series B Stock is callable at a price of 109% at any time by TTC upon 10-days advance written notice. TTC sold 1,000 Series B Shares to Red Guard for cash proceeds of $100,000 on August 28, 2001 and 320 shares to an unrelated third party for cash proceeds of $32,000 on October 11, 2001.

In April 2003, the Company converted 320 shares of the Series B Stock into 207,576 shares of unregistered, restricted common stock.

In January 2004, the Company converted the 1,000 shares of Series B 10% preferred stock of its subsidiary Transmission Technology Corporation into 80,000 shares of unregistered, restricted common stock that were issued to one individual pursuant to a court order. In addition under the terms of the order, the Company was obliged to issue 27,631 shares of unregistered, restricted common stock in satisfaction of the unpaid preferred stock dividends and interest totaling $31,996.

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

                        COMPOSITE TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003 AND
      FOR THE PERIOD FROM MARCH 28, 2001 (INCEPTION) TO SEPTEMBER 30, 2004
--------------------------------------------------------------------------------


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

During the year ended September 30, 2003, the Company issued 6,422,171 shares of free trading common stock registered pursuant to Form S-8 to nine individuals for product design, technology registration, legal services and consulting services valued at $2,597,310, which approximated the closing price of the Company's common stock as quoted on the NASDAQ Electronic Bulletin Board on the date of issue.

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

During the year ended September 30, 2004, the company completed the following:

      o Issued 700,000 shares of free trading common stock registered pursuant to Form S-8 to two individuals for legal and intellectual property services, valued at approximately $1,058,000.

      o Committed to issue 20,000 shares of the restricted, unregistered common stock to one individual for consulting services. This was valued at $28,050. It was later determined that this transaction was not in the best interest of either party and therefore the contract was not consummated or fully executed. The 20,000 shares were reversed and the $28,050 was reclassed to accounts payable.

      o During the year ended September 30, 2004, 1,098,881 shares of common stock were issued to 6 consultants with a value of $1,265,165.

      o In January 2004, 140,160 shares of common stock valued at $147,168 were issued in lieu of first 2 month's rent at new Irvine location.

                        COMPOSITE TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003 AND
      FOR THE PERIOD FROM MARCH 28, 2001 (INCEPTION) TO SEPTEMBER 30, 2004
--------------------------------------------------------------------------------


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

During the year ended September 30, 2004, 675,000 shares of common stock was issued, valued at $739,00 for legal settlements as shown in Note 9.

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

                        COMPOSITE TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003 AND
      FOR THE PERIOD FROM MARCH 28, 2001 (INCEPTION) TO SEPTEMBER 30, 2004
--------------------------------------------------------------------------------


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

During April and September 2003, pursuant to Private Placement Memoranda, the Company sold an aggregate 150,000 Units for gross proceeds of $375,000. Each Unit consisted of 10 shares of restricted, unregistered common stock and 10 Series I warrants to purchase one share of unregistered, restricted common stock. Each Series I warrant entitles the holder to purchase a share of common stock at $0.50 per share and expires on March 30, 2005. The Company received subscription agreements for the issuance of up to an additional 550,000 Units. However, the proceeds of $1,125,000 were never received. The matter is now subject to litigation as discussed in Note 8 under Composite Technology Corporation v. Acquvest, Inc., Paul Koch, Victoria Koch, Patricia Manolis, and Michael Tarbox. The shares related to the 550,000 Units were issued by the transfer agent and were being held by the attorney handling the matter for the Company. The shares were canceled in October 2003.

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

                        COMPOSITE TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003 AND
      FOR THE PERIOD FROM MARCH 28, 2001 (INCEPTION) TO SEPTEMBER 30, 2004
--------------------------------------------------------------------------------


During September 2003, pursuant to Private Placement Memoranda, the Company sold an aggregate of 311,240 restricted unregistered shares of common stock at prices between $0.65 and $1.00 per share for gross proceeds of $277,500.

During November 2003, pursuant to a Private Placement Memoranda, we sold an aggregate of 89,360 restricted unregistered shares of common stock to 5 individuals at a price of $1.40 per share for gross proceeds of $125,104. The Company relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act of 1933 for the issuance of these shares.

In December 2003, the Company issued 2,400,000 Units for cash proceeds of $2,790,000 net of offering costs of $210,000. The December Offering was subscribed by 5 investment funds. Each unit consisted of one share of the Company's unregistered restricted common stock and 0.5 warrant to purchase one share of the Company's unregistered restricted common stock at an exercise price of $2.04 per share. The warrants vest immediately and expire in December 2008. The Company has the right to call the warrants if the closing price of the Company's common stock is greater than 200% of the exercise price of the warrants for 20 consecutive trading days.

RED GUARD

On July 12, 2001, TTC granted to Red Guard an option to purchase up to $500,000 of Series B, 10% cumulative, convertible preferred stock of TTC (the "TTC Series B Preferred") at $100 per share (the "Red Guard Option") and a warrant to purchase shares of TTC Common Stock that, on completion of the November 3, 2001 reverse acquisition transaction with CTC, enabled Red Guard to purchase up to 1,905,660 shares of CTC common stock at $1.26 per share (the "Red Guard Warrant") in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act.

The Red Guard Option and Warrant were granted to Red Guard as an inducement to modify the conversion price of the TTC Series A Preferred from an initial conversion price of $0.20 per share, as adjusted for TTC stock splits prior to the November 3, 2001 reverse acquisition transaction with CTC, to $0.47 per share after accounting for the effects of the CTC reverse acquisition transaction. The Red Guard Option was exercisable at any time and expired on January 12, 2002. The Red Guard Warrant expires July 12, 2006.

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

The following table summarizes all Red Guard Option activity from the grant date through September 30, 2003:

                                                                  Weighted
                                                     Number of    Average
                                                     Shares       Exercise Price
                                                     ----------   ------------

Outstanding, March 18 2001 (inception)                       --   $         --
             Granted                                      5,000   $       1.26
             Exercised                                   (1,000)  $       1.26

Outstanding, September 30, 2001                           4,000   $       1.26
             Granted                                       (320)  $       1.26
             Canceled/expired                            (3,680)  $       1.26

OUTSTANDING, SEPTEMBER 30, 2002, 2003 AND 2004               --   $         --
                                                     ==========   ============

                        COMPOSITE TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003 AND
      FOR THE PERIOD FROM MARCH 28, 2001 (INCEPTION) TO SEPTEMBER 30, 2004
--------------------------------------------------------------------------------


STOCK OPTIONS

On May 15, 2001, TTC established the 2001 Incentive Compensation Stock Option Plan (the "TTC Plan"). The purpose of the TTC Plan was to grant options to purchase the Company's common stock to employees of the Company and any subsidiaries to attract and retain persons of ability and provide incentives for them to exert their best efforts on behalf of the Company. The TTC Plan was administered by either the Company's Board of Directors or a committee established and appointed by the Board of Directors. Under the TTC Plan, the Board had reserved 4,764,000 shares of common stock to support the underlying options which may be granted. As part of TTC's acquisition by CTC on November 3, 2001, the TTC Plan was terminated, and the options were converted into options to purchase shares of CTC's common stock pursuant to the 2002 Non-Qualified Stock Compensation Plan (the "Stock Plan"). The number of shares reserved initially under the Stock Plan was 9,000,000. This number was increased to 14,000,000 on October 24, 2002.

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

In June 2001, the TTC Board of Directors granted options to various officers and employees that, when converted to Stock Plan options, comprised an aggregate 1,357,740 to purchase an equivalent number of shares of CTC restricted, unregistered common stock. Under the Stock Plan these options were exercisable at a price of $0.35 and expire in June, 2011. On March 31, 2004, 87,308 of these options were cancelled. The remaining 1,270,432 options will expire December 31, 2011.

On March 31, 2002, the Company granted an aggregate 5,200,000 options to various consulting professionals to purchase an equivalent number of shares registered under the Company's Form S-8, filed in February 2002 for services to be rendered over the next one to five years from the grant date. The options were issued at exercise prices between $0.08 and $2.00 per share. These options expire at various dates between March 31, 2003 and December 31, 2011. On March 31, 2002, 2,000,000 of these options were exercised and on January 12, 2003, 250,000 were cancelled. Between September 2003 and August 2004, 1 of these consulting professionals has exercised a total of 320,000 options to acquire common shares of CTC.

The Company recorded deferred compensation of $1,664,275 related to 3,200,000 of the options granted on March 31, 2002 and the 750,000 options granted on April 1, 2002. The Company recorded compensation expense of $298,820, $572,549 and $429,980 during the years ended September 30, 2004, 2003 and 2002, respectively, for the value of the legal, consulting, and research and development services rendered during those years.

On April 1, 2002, the Company granted 750,000 options to a consulting professional to purchase an equivalent number of shares registered under the Company's Form S-8, filed in February 2002 for services to be rendered over the next one year from the grant date. The options were issued at an exercise price of $0.50 per share. The options vested as follows: 150,000 immediately upon issue and 150,000 per year on the grant anniversary date from April 1, 2003 through April 1, 2006. These options were cancelled March 31, 2003.

In February, 2003, 3 employees received an aggregate of 750,000 options to purchase an equivalent number of shares registered under the Company's Form S-8, filed in February 2002 at an exercise price of $0.25. These options expire December 31, 2011. Since issuance, 2 of these employees have been granted cashless exercise of certain of these options at the market rate on the day of exercise, resulting in the cancellation of 215,682 of the options in payment for the exercise of 84,318 options to acquire common shares of CTC. The remaining warrants will vest at a rate of 50,000 each year.

In July 2003, an employee received 250,000 options to purchase an equivalent number of shares registered under the Company's Form S-8, filed in February 2002 at an exercise price of $0.25; 50,000 of these options were exercised immediately. These options expire December 31, 2011. The remaining options vest at a rate of 50,000 per year.

                        COMPOSITE TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003 AND
      FOR THE PERIOD FROM MARCH 28, 2001 (INCEPTION) TO SEPTEMBER 30, 2004
--------------------------------------------------------------------------------


In August 2003, 4 employees and a consultant received an aggregate of 2,950,000 options to purchase an equivalent number of shares registered under the Company's Form S-8, filed in February 2002 at an exercise price of $0.53. These options expire December 31, 2011. Since issuance, 3 of these employees have been granted cashless exercise of certain of these warrants at the market rate on the day of exercise, resulting in the cancellation of 730,986 of the options in payment for the exercise of 144,014 options to acquire common shares of CTC. The remaining options vest on a quarterly schedule.

In July 2004, 7 employees received an aggregate of 969,904 options to purchase an equivalent number of shares registered under the Company's Form S-8, filed in February 2002 at an exercise price of $1.00. These options expire December 31, 2011. Since issuance, 1 of these employees has been granted cashless exercise of certain of these warrants at the market rate on the day of exercise, resulting in the cancellation of 391,112 of the options in payment for the exercise of 8,888 options to acquire common shares of CTC. These options vest at the rate of 10% each six months over 5 years commencing October 16, 2004.

The following table summarizes the Stock Plan stock option activity from the conversion of the Plan through September 30, 2004.

                        COMPOSITE TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003 AND
      FOR THE PERIOD FROM MARCH 28, 2001 (INCEPTION) TO SEPTEMBER 30, 2004
--------------------------------------------------------------------------------

                                                                  Weighted-
                                                                  Average
                                                Number            Exercise
                                                of Shares         Price
                                                ----------        -----------

Outstanding, March 18, 2001 (inception)                 --         $      --
       Granted under the Plan                    1,357,740         $    0.35(1)
                                                ----------

Outstanding, February, 2001 following

Registration of the Stock Plan                   1,357,740         $    0.35
       Granted                                   5,950,000         $    0.35
       Exercised                                (2,000,000)        $    0.24
                                                ----------

Outstanding, September 30, 2002                  5,307,740         $    0.39
       Granted                                   3,950,000         $    0.46
       Exercised                                  (110,000)        $    0.25
       Cancelled                                (1,000,000)        $    0.69
                                                ----------

Outstanding, September 30, 2003                  8,147,740         $    0.39
       Granted                                     969,904         $    1.00
       Exercised                                  (497,220)        $    0.11
       Cancelled                                (1,425,088)        $    0.30
                                                ----------

         OUTSTANDING, SEPTEMBER 30, 2004         7,195,336         $    0.43
                                                ==========

         EXERCISABLE, SEPTEMBER 30, 2004         3,277,258         $    0.37
                                                ==========


(1) The exercise price recorded is following the conversion of the Plan to the Stock Plan and the necessary adjustments.

                        COMPOSITE TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003 AND
      FOR THE PERIOD FROM MARCH 28, 2001 (INCEPTION) TO SEPTEMBER 30, 2004
--------------------------------------------------------------------------------

The weighted-average remaining contractual life of the options outstanding at September 30, 2004 was 7.3 years. The exercise prices of the options outstanding at September 30, 2004 ranged from $0.10 to $2.00, and information relating to these options is as follows:

                                                                                        Weighted-           Weighted-
                                                                     Weighted-          Average             Average
                                                                     Average            Exercise            Exercise
     Range of                 Stock              Stock               Remaining          Price of            Price of
     Exercise                 Options            Options             Contractual        Options             Options
     Prices                   Outstanding        Exercisable         Life               Outstanding         Exercisable
     ------                   -----------        -----------         -----------        -----------         -----------
$ 0.10 - 0.24                  1,000,000           1,000,000         7.3 years          $ 0.10              $ 0.10
$ 0.25 - 0.49                  3,350,432           1,542,258         7.3 years          $ 0.29              $ 0.30
$ 0.50 - 0.99                  2,075,000             535,000         7.3 years          $ 0.53              $ 0.53
$ 1.00 - 1.49                    569,904                   0         7.3 years          $ 1.00              $ 1.00
$ 1.50 - 1.49                          0                   0         --                 --                  --
$ 1.75 - 2.00                    200,000             200,000         7.3 years          $ 1.88              $ 1.88
                               ---------           ---------

                               7,195,336           3,277,858
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

                        COMPOSITE TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003 AND
      FOR THE PERIOD FROM MARCH 28, 2001 (INCEPTION) TO SEPTEMBER 30, 2004
--------------------------------------------------------------------------------


                                                  2004                2003                2002
                                             --------------      --------------      --------------
Net loss
     As reported                             $  (14,323,596)     $   (6,751,252)     $   (4,518,082)
     Add stock based employee
         compensation expense
         included in net income,
         net of tax                                      --                  --                  --
     Deduct total stock based employee
         compensation expense determined
         under fair value method for all
         awards, net of tax                        (642,594)            (73,520)                 --
                                             --------------      --------------      --------------

     PRO FORMA                               $  (14,966,190)     $   (6,824,772)     $   (4,518,082)
                                             ==============      ==============      ==============

 Earnings per common share
     Basic - as reported                     $        (0.13)     $        (0.08)     $        (0.07)
     Basic - pro forma                       $        (0.13)     $        (0.08)     $        (0.07)
     Diluted - as reported                   $        (0.13)     $        (0.08)     $        (0.07)
     Diluted pro forma                       $        (0.13)     $        (0.08)     $        (0.07)

For purposes of computing the pro forma disclosures required by SFAS No. 123, the fair value of each option granted to employees and directors is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for the year ended September 30, 2004: dividend yield of 0%, expected volatility of 100%, risk-free interest rate of 4.14%, and expected life of 7.3 years. All options granted during fiscal 2003 and 2004 were granted at the market price for common stock on the day of the grant decision. Stock options were not granted to employees or directors during the year ended September 30, 2002.

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

                        COMPOSITE TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003 AND
      FOR THE PERIOD FROM MARCH 28, 2001 (INCEPTION) TO SEPTEMBER 30, 2004
--------------------------------------------------------------------------------


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

In September 2003, the Company issued 500,000 Series N warrants valued at $250,000. Each Series N warrant is exercisable at $0.50 per share for the purchase of restricted unregistered common stock. The warrants are callable at $0.50 per share and expire on June 30, 2005.

In August 2003, the Company issued 83,335 Series O warrants valued at $50,001. Each Series O warrant is exercisable at $0.60 per share for the purchase of unrestricted registered common stock. The warrants are callableat$0.60 per share and expire on June 30, 2005.

In September 2003, the Company issued 785,000 Series P warrants valued at $628,000. Each Series P warrant is exercisable at $0.80 per share for the purchase of unrestricted registered common stock. The warrants are callable at $0.80 per share and expire on July 30, 2005.

In December 2003, the Company issued 1,200,000 "December Price Offering" warrants valued at $2,448,000. Each "December Price Offering" warrant is exercisable at $2.04 per share for the purchase of unrestricted registered common stock. The warrants are callable at $2.04 per share and expire on December 31, 2008. The Company issued 120,000 warrants to one professional company which resulted in compensation expense of $ 153,207.

In January 2004, the Company issued 58,500 Series R warrants valued at $114,075. Each Series R warrant is exercisable at $1.95 per share for the purchase of unrestricted registered common stock. The warrants are callable at $1.95 per share and expire on December 10, 2005.

In September 2004, the Company issued 1,527,000 Series S warrants valued at $1,427,000, of which 100,000 are being held pending final performance of services rendered. Each Series S warrant is exercisable at $1.00 per share for the purchase of restricted unregistered common stock. The warrants are callable at $1.00 per share and expire on July 17, 2007. The Company recognized $918,376 of compensation expense for services rendered.

In September 2004, the Company issued 160,000 Series T warrants for services rendered valued at $160,000. Each Series T warrant is exercisable at $1.00 per share for the purchase of restricted unregistered common stock. The warrants are non-callable and expire on July 17, 2008. The Company recognized $105,915 of compensation expense for services rendered.

                        COMPOSITE TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003 AND
      FOR THE PERIOD FROM MARCH 28, 2001 (INCEPTION) TO SEPTEMBER 30, 2004
--------------------------------------------------------------------------------


In connection with the convertible debenture offering, the Company issed in August 2004, 1,726,973 "Debenture" warrants valued at $3,022,203 and exercisable at $1.75 per share and 1,726,973 "Debenture" warrants valued at $3,143,091 and exercisable at $1.82 per share. Both are exercisable for the purchase of restricted unregistered common stock, are non-callable and expire August 17, 2008. Registration rights were attached to these warrants. SEE, NOTE 11.

In September 2004, the Company issued 500,000 Series U warrants for services rendered valued at $915,000. The Series U warrant is exercisable at $1.82 per share for the purchase of restricted unregistered common stock. The warrants are callable and expire on August 18, 2008. The Company recognized $615,012 of compensation expense for services rendered.

The following table presents warrant activity through September 30, 2004:

                                                                    Weighted-
                                                                     Average
                                                    Number          Exercise
                                                   of Shares         Price
                                                  ----------      -----------

 Outstanding, March 18, 2001 (inception)                  --      $        --
     Granted                                       1,905,600      $      1.26
                                                 -----------

Outstanding, September 30, 2001                    1,905,600      $      1.26
     Granted                                         848,630      $      0.50
     Exercised                                        (7,940)     $      1.26
                                                 -----------

 Outstanding, September 30, 2002                   2,796,290      $      1.06
     Granted                                      14,568,834      $      0.46
     Exercised                                      (267,500)     $      0.29
                                                 -----------

OUTSTANDING, SEPTEMBER 30, 2003                   17,398,457      $      0.55
     Granted                                       7,359,446      $      1.58
     Exercised                                    (6,735,222)     $       .42
     Cancelled                                    (4,821,000)     $       .49
                                                 -----------

OUTSTANDING, SEPTEMBER 30, 2004                   13,201,681      $      1.08
                                                 ===========

EXERCISABLE, SEPTEMBER 30, 2004                   13,201,681      $      1.08
                                                 ===========

                        COMPOSITE TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003 AND
      FOR THE PERIOD FROM MARCH 28, 2001 (INCEPTION) TO SEPTEMBER 30, 2004
--------------------------------------------------------------------------------


NOTE 9 - INCOME TAXES

The provision for (benefit from) income taxes differs from the amount that would result from applying the federal statutory rate for the years ended September 30, 2004 and 2003 as follows:

                                                     2004               2003
                                                  -----------       ------------

 Statutory regular federal income benefit rate     (3,247,000)      $(1,955,800)
 Change in valuation allowance                      2,256,000         2,337,700
 State tax, net of federal benefit                   (421,000)         (342,300)
 Other                                              1,412,000             6,100
                                                  -----------       ------------
 TOTAL                                                    --        $        --
                                                  ===========       ============

Significant components of the Company's deferred tax assets and liabilities for federal and state income taxes as of September 30, 2004 consisted of the following:

Deferred tax assets
          Net operating loss carry-forwards                 $ 4,737,000
          Warrants issued for services                          767,000
          Common Stock issued for services rendered             489,000
          Loan origination fees                                 454,000
          Common Stock issued for legal settlement              316,000
          Other                                                  12,000
          Less valuation allowance                           (6,775,000)
                                                            -----------

 NET DEFERRED TAX ASSETS                                    $        --
                                                            ===========

During the year ended September 30, 2004, the valuation allowance increased by $2,256,000. As of September 30, 2004, the Company had net operating loss carry-forwards for federal and state income tax purposes of approximately
$20,617,771   and   $20,617,771,   respectively.   The   net   operating   loss
carry-forwards begin expiring in 2020 and 2010, respectively. The amount and availability of the net operating loss carry-forwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three-year, look-back period, whether there is a deemed more than a 50% change in control, the applicable long-term tax exempt bond rate, continuity of historical business, and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carry-forwards.

                        COMPOSITE TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003 AND
      FOR THE PERIOD FROM MARCH 28, 2001 (INCEPTION) TO SEPTEMBER 30, 2004
--------------------------------------------------------------------------------


NOTE 10 - RELATED PARTY TRANSACTIONS

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

A short term non interest bearing loan made by one of Company's Directors was repaid in July 2004.

NOTE 11 - CONVERTIBLE DEBENTURES

On August 17, 2004, the Company closed a Convertible Debenture offering with four select institutional accredited investors for $15,000,000. The Company received $5,000,000 upon closing and $10,000,000 was placed in a Custodian Account to secure payments for the debentures. The bonds are convertible into the Company's common stock at a conversion price of $1.67 at any time through the maturity date of August 17, 2007. Also, the bonds bear interest at a rate of 6% payable quarterly on September 30th, December 31st, March 31st and June 30th. There are 3,453,944 warrants for the Company's common stock attached to this agreement at a value of $3,824,200. The Company has recorded a Debt Discount against this debenture in the amount of $6,364,063 and amortized it through September 30, 2004, $265,169. The remaining balance will be amortized over the next 34 1/2 months.

NOTE 12 - SUBSEQUENT EVENTS

MANUFACTURING & DISTRIBUTION AGREEMENTS

Subsequent to year end September 30, 2004, CTC signed two "Manufacturing and Distribution Agreements" with General Cable Industries, Inc.

CONVERTIBLE DEBENTURES

Since year end and following negotiations with the institutional investors, the Company secured the release of the $10,000,000 which was originally placed in a Custodial Account. Refer to Note 3. These funds were received on November 23, 2004.An additional amount of $307,500 was paid to Lane Capital upon release of the funds. Refer to Financial Considerations (MD&AS).

LEASE COMMITMENTS

As part of the preparation for the ramp up of the Company's core production on November 23, 2004, the Company obtained approximately $1.4 million in lease financing commitments and has a firm offer for an additional $3 million in equipment lease financing.

                                        SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   COMPOSITE TECHNOLOGY CORPORATION



                                   By: /s/ Benton H Wilcoxon
                                       --------------------------
                                       Benton H Wilcoxon
                                       Chief Executive Officer

                                   Dated: December 22, 2004


      In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                   /s/ Benton H Wilcoxon
                                   --------------------------
                                   Benton H Wilcoxon
                                   Chief Executive Officer,
                                   Acting Chief Financial Officer and
                                   Chairman

                                   Dated:   December 22, 2004


                                   /s/ C. William Arrington
                                   --------------------------
                                   C. William Arrington
                                   President and Director

                                   Dated:   December 22, 2004