Form 10-Q
period 2004-12-31
COMPOSITE TECHNOLOGY CORP
filed 2005-02-14
CIK 317477

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                                   (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

                       For the transition period from to .

                         COMMISSION FILE NUMBER 0-10999

                        COMPOSITE TECHNOLOGY CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)



          NEVADA                                        59-2025386
       -------------                                    ----------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)


                       2026 McGaw Avenue Irvine, CA 92614
                    (Address of Principal Executive Offices)
                                   (Zip Code)

                                 (949) 428-8500
              (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X] NO [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                 YES [X] NO [ ]

Indicate the number of shares outstanding of the issuer's common stock as of February 8, 2005:



            CLASS                              NUMBER OF SHARES OUTSTANDING
            -----                              ----------------------------
   Common Stock, par value                         114,178,914 shares
       $0.001 per share

================================================================================

                        COMPOSITE TECHNOLOGY CORPORATION
                Form 10-Q for the Quarter ended December 31, 2004
                                Table of Contents

                                                                                                     Page
                                                                                                     ----
PART I - FINANCIAL INFORMATION
Item 1 Financial Statements                                                                            3
Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations          13
Item 3 Quantitative and Qualitative Disclosures About Market Risk                                     31
Item 4 Controls and Procedures                                                                        31

PART II - OTHER INFORMATION
Item 1 Legal Proceedings                                                                              32
Item 2 Unregistered Sales of Equity Securities and the Use of Proceeds                                35
Item 3 Defaults Upon Senior Securities                                                                35
Item 4 Submission of Matters to a Vote of Security Holders                                            35
Item 5 Other Information                                                                              35
Item 6 Exhibits                                                                                       36
SIGNATURE                                                                                             38

ITEM 1
                          PART 1 - FINANCIAL STATEMENTS
                        COMPOSITE TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                      CONDENSED, CONSOLIDATED BALANCE SHEET
                                   (unaudited)

                                                                              December 31,    September 30,
                                                                                  2004           2004
                                                                              ------------    ------------
ASSETS

CURRENT ASSETS
Cash and cash equivalents                                                     $  9,700,117    $  2,930,615
Restricted Cash                                                                       --        10,010,060
Accounts receivable, net                                                         2,500,000       2,501,994
Inventory                                                                        1,132,742         788,799
Prepaid expenses and other current assets                                          372,241         378,052
                                                                              ------------    ------------
Total current assets                                                            13,705,100      16,609,520

PROPERTY AND EQUIPMENT, net                                                      1,510,428       1,253,123
OTHER ASSETS                                                                       206,279         218,600
                                                                              ------------    ------------
TOTAL ASSETS                                                                  $ 15,421,807    $ 18,081,243
                                                                              ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable - trade                                                      $  1,171,560    $  1,371,631
Accrued legal settlement                                                              --           469,904
Accrued payroll and related expenses                                               119,003         122,621
Deferred revenue                                                                   564,750         564,750
Accrued officer compensation                                                       255,619         264,561
Deferred gain on sale of fixed assets                                               28,903          49,569
Lease obligation - current                                                         319,782         251,782
                                                                              ------------    ------------
Total current liabilities                                                        2,459,617       3,094,818
                                                                              ------------    ------------
LONG TERM LIABILITIES
Convertible notes, net of unamortized debt
   discount                                                                      9,431,446       8,901,106
Lease obligation - long-term                                                       596,306         482,600
                                                                              ------------    ------------
Total long-term liabilities                                                     10,027,752       9,383,706
                                                                              ------------    ------------
                  Total Liabilities                                           $ 12,487,369      12,478,524
                                                                              ------------    ------------
COMMITMENTS AND CONTINGENCIES SHAREHOLDERS' EQUITY Common stock, $0.001 par value 200,000,000 shares authorized
113,506,341 shares issued and outstanding                                          113,505         110,841
Deferred compensation - stock options                                             (322,600)       (362,925)
Additional paid-in capital                                                      34,896,362      31,929,883
Deficit accumulated during the development stage                               (31,752,829)    (26,075,080)
                                                                              ------------    ------------
Total shareholders' equity                                                       2,934,438       5,602,719
                                                                              ------------    ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                    $ 15,421,807    $ 18,081,243
                                                                              ============    ============

The accompanying notes are an integral part of these financial statements

                        COMPOSITE TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                CONDENSED, CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003
                                   (UNAUDITED)
               AND FOR THE PERIOD FROM MARCH 28, 2001 (INCEPTION)
                              TO DECEMBER 31, 2004
                                   (UNAUDITED)
--------------------------------------------------------------------------------

                                        Three          Three               For the
                                        Months         Months              Period
                                        Ended          Ended             from March
                                        December       December           28,2001
                                        31,2004        31,2003           (Inception)
                                                                       to December 31,2004
                                       ------------    ------------    ------------------
                                        (unaudited)    (unaudited)       (unaudited)
Revenue:
         Product Sales                 $     46,485    $       --      $     46,485
         Consulting Revenue                    --              --         2,500,000
                                       ------------    ------------    ------------
Total Revenue                          $     46,485            --      $  2,546,485

Cost of product sales sold                   30,894            --            30,894
Cost of consulting revenue                     --              --           314,548
                                       ------------    ------------    ------------
Gross margin                           $     15,591    $       --      $  2,201,043


OPERATING EXPENSES
Officer compensation                         55,385          95,000         902,543
General and administrative                1,440,692         745,736       8,596,548
Legal, professional, and
consulting                                  785,495         572,083       8,683,605
Research and development                    501,167         251,305       3,826,415
Reorganization                                 --              --            30,000
Depreciation                                111,376           9,192         287,590
Compensation expense related to
fair value of stock warrants-
Consultants                                    --              --         1,792,510
Stock issued for legal settlement              --              --           739,000
Compensation expense related to
fair value of stock warrants -
legal                                          --              --         1,058,000
Compensation expense related to
fair value of stock warrants -
financing                                 2,079,523            --         2,079,523
Compensation expense related to
issuance of common stock -
consulting                                     --              --         1,265,165
Compensation expense related to
fair value of stock warrants                   --              --         1,540,000
Compensation expense related to
issuances of common stock at
less than fair value                           --              --           603,500
Compensation expense related to
fair value of stock options -
legal                                          --            64,125         563,900
Compensation expense related to
fair value of stock options -
research and development                       --            40,325         737,449
                                       ------------    ------------    ------------
Total operating expenses                  4,973,638       1,777,766      32,705,748
                                       ------------    ------------    ------------
LOSS FROM OPERATIONS                     (4,958,047)     (1,777,766)    (30,504,705)
                                       ------------    ------------    ------------
OTHER INCOME/EXPENSE
Interest expense                           (751,219)           --        (1,165,783)
Interest income                              27,260            --            41,157
Gain on sale of assets                        4,256            --            13,732
Carrying value impairment adjustment
on investments in other
companies                                      --              --          (137,230)
                                       ------------    ------------    ------------
Total other income/expense                 (719,703)           --        (1,248,124)
                                       ------------    ------------    ------------

NET LOSS                               $ (5,677,750)   $ (1,777,766)   $(31,752,829)
PREFERRED STOCK DIVIDENDS                      --             5,000            --
                                       ------------    ------------    ------------
NET LOSS AVAILABLE TO COMMON
SHAREHOLDERS                           $ (5,677,750)   $ (1,782,766)   $(31,752,829)
                                       ============    ============    ============
BASIC AND DILUTED
LOSS PER SHARE                         $       (.05)   $      (0.02)
Loss per share                                                  --
                                       =============   =============
TOTAL BASIC AND DILUTED
 LOSS PER SHARE
AVAILABLE TO COMMON
SHAREHOLDERS                           $        (.05)  $       (0.02)
                                       =============   =============
WEIGHTED-AVERAGE COMMON
SHARES OUTSTANDING                       111,814,117       99,398,246
                                       =============   =============

The accompanying notes are an integral part of these financial statements.

                        COMPOSITE TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                CONDENSED, CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003
                                   (UNAUDITED)
              AND FOR THE PERIOD FROM MARCH 28, 2001 (INCEPTION) TO
                                December 31, 2004
                                   (UNAUDITED)
--------------------------------------------------------------------------------

                                                                           For the
                                                                         Period from
                                              For the Three             March 28,2001
                                          Months Ended December 31,    (Inception)to
                                        ----------------------------    December 31,
                                          2004              2003             2004
                                       (unaudited)       (unaudited)    (unaudited)
                                       ------------     ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                $ (5,677,750)   $ (1,777,766)   $(31,764,131)
Adjustments to reconcile
net loss to net cash used in
operating activities
Gain on sale of fixed assets                  (4,256)           --           (13,732)
Depreciation                                 111,376           9,192         287,590
Amortization of prepaid expenses
originally paid with common stock                --          190,000         218,993
Amortization of debt discount                530,340            --           795,509
Expense related to fair value of
vested options                                40,325            --         1,879,146
Issuance of common stock for
services                                        --            28,050       8,136,810
Issuance of common stock for legal
services                                        --              --           832,750
Issuance of warrants for services
rendered for research and
development                                     --              --            61,250
Issuance of warrants for legal
settlement                                      --              --            11,750
Compensation expense related to
issuances of common stock at
less than fair value                            --              --           603,500
Compensation expense related to
fair value of stock options                     --           104,451       1,002,529
Issuance of warrants for services          2,079,523            --         3,872,033
Carrying value impairment adjustment
on investments in other companies               --              --           137,230

(Increase) decrease in Assets
Inventory                                   (343,943)           --        (1,132,742)
Accounts Receivable                            1,994            --        (2,500,000)
Prepaid expenses                              66,053          74,036         (16,763)
Capitalized construction costs                  --              --          (206,279)
Other Assets                                 (47,921)           --          (257,521)
Increase (decrease) in
Accounts payable - trade                    (200,071)        110,072       1,177,861
Accrued legal settlement                    (469,904)        (42,665)           --
Accrued payroll and related
expenses                                      (3,618)         79,911         119,003

Accrued interest payable                        --              --            13,101
Accrued officer compensation                  (8,942)           --           225,691
Deferred Revenue                                --              --           564,750
                                        ------------    ------------    ------------
Net cash used in operating
activities                                (3,926,794)     (1,224,719)    (15,951,672)
                                        ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Cash advanced by (to) officers, net             --              --            29,928
Purchase of property and equipment          (230,716)       (151,363)     (1,301,009)
Sale of property and equipment                93,015            --           593,015
Investments in other companies                  --              --           (40,000)
                                        ------------    ------------    ------------
Net cash provided by (used in)
Investing activities                        (137,701)       (151,363)       (718,066)
                                        ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Common stock subscription
receivable                                      --           (98,522)        (50,000)
Proceeds from sale of
committed stock                                 --              --           194,375
Payment for costs associated with
the sale of common stock                        --          (220,030)       (237,030)
Proceeds from issuance of convertible
debenture                                       --              --        15,000,000
Proceeds from notes payable                     --              --           253,000
Payments on capital lease assets             (65,684)           --          (131,302)
Proceeds from sale of preferred stock           --              --           132,000
Proceeds from exercise of options             30,000            --           129,006
Proceeds from exercise of warrants           859,620         153,125       4,100,395
Proceeds from sale of common stock              --         3,346,662       6,979,411
                                        ------------    ------------    ------------
Net cash provided by financing
 activities                                  823,936       3,181,235      26,369,855
                                        ------------    ------------    ------------
Net increase/(decrease) in cash and
cash equivalents                        $ (3,240,559)   $  1,805,153    $  9,700,117
CASH AND CASH EQUIVALENTS, BEGINNING
OF PERIOD                                 12,940,676       1,130,498            --
                                        ------------    ------------    ------------
CASH AND CASH EQUIVALENTS, END OF
PERIOD                                  $  9,700,117    $  2,935,651    $  9,700,117
                                        ============    ============    ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION
INTEREST PAID                           $    220,879    $       --      $    629,927
INCOME TAX PAID                         $      1,600            --      $      1,600
                                        ============    ============    ============

The accompanying notes are an integral part of these financial statements.

Supplemental Schedule for Non Cash Financing Activities

During the first quarter of fiscal 2005, the Company approved for issuance 82,417 Series U warrants to two entities in connection with obtaining equipment lease financing for the Company.

In addition, during the first quarter of fiscal 2005, the Company issued 1,083,592 warrants in connection with obtaining an amendment to the Debenture held by Midsummer Investment, Ltd, Bristol Investment Fund, Ltd, Islandia L.P. and Omicron Master Trust.

During the three months ended December 31, 2004, 16,666 Series K warrants were exercised on a cashless exercise basis.

During the three months ended December 31, 2004, 250,000 Series L warrants were exercised on a cashless exercise basis.

During the three months ended December 31, 2004, the Company acquired fixed assets under a capital lease agreement in the amount of $247,390.

NOTE 1 - ORGANIZATION AND LINE OF BUSINESS
Composite Technology Corporation, incorporated in Florida and reincorporated in Nevada, is an Irvine, CA based company providing advanced composite core conductor ("ACCC") cables for electric transmission and distribution lines. The Company operates under four wholly owned subsidiaries incorporated in the State of Nevada: CTC Wind Systems Corporation, CTC Cable Corporation, CTC Towers & Poles Corporation, and Transmission Technology Corporation. The Company's first product is high performance ACCC cable for electric transmission and distribution lines.

ACCC cable is commercially available in the United States and Canada through distribution and purchase agreements between General Cable Industries, Inc. and the Company's wholly owned subsidiary, CTC Cable Corporation.

NOTE 2 - GOING CONCERN
The Company has received a report from its independent auditors for the year ended September 30, 2004 that includes an explanatory paragraph describing the uncertainty as to the Company's ability to continue as a going concern. These consolidated financial statements contemplate the ability to continue as such and do not include any adjustments that might result from this uncertainty.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The accompanying unaudited consolidated financial statements of Composite Technology Corporation (the "Company" or "Composite Technology") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required for complete financial statements. Interim information is unaudited; however, in the opinion of the Company's management, the accompanying unaudited, consolidated financial statements reflect all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation of the Company's interim financial information. These financial statements and notes should be read in conjunction with the audited financial statements of the Company included in the Company's Annual Report on Form 10-KSB for the year ended September 30, 2004 filed with the Securities and Exchange Commission on December 23, 2004.

The results of operations for the three months ended December 31, 2004 are not necessarily indicative of the operating results that may be reported for the fiscal year ending September 30, 2005 or for any other future period.

Development Stage Enterprise
The Company is a development stage company as defined in Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises." The Company is devoting substantially all of its present efforts to establish a new business, and its planned principal operations have not yet commenced. All losses accumulated since inception, have been considered as part of the Company's development stage activities.

Stock-Based Compensation
SFAS No. 123, "Accounting for Stock Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," defines a fair value based method of accounting for stock-based compensation. However, SFAS No. 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25,"Accounting for Stock Issued to Employees." Entities electing to remain with the accounting method of APB No. 25 must make pro forma disclosures of net income and earnings per share as if the fair value method of accounting defined in SFAS No. 123 had been applied. The Company has elected to account for its stock-based compensation to employees using the intrinsic value method under APB No. 25. In December 2004, SFAS No. 123 was revised and eliminated the ability to account for share-based compensation transactions using the intrinsic value method under APB Opinion No. 25, effective the first interim or annual period beginning after June 15, 2005 for public companies. The effective date for the Company will be beginning fourth quarter of fiscal 2005.

The Company has adopted the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation cost other than that required to be recognized by APB No. 25, the difference between the fair value of the Company's common stock at the grant date and the exercise price of the options has been recognized. Had compensation cost for the Company's Stock Plan been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share for the three months ended December 31, 2004 and 2003 would have been increased to the pro forma amounts indicated below:

                                                 Three months     Three months
                                                    ended             ended
                                               December 31,2004  December 31,2003
                                              ------------------  ---------------
Net loss, as reported                            $(5,677,750)       $(1,777,766)
Add stock based employee compensation
expense included in net income, net of tax
Deduct total stock based employee compensation
Expense determined under fair value method
 for all awards, net of tax                         (419,242)           (75,242)
                                                 -----------        -----------
Net loss, pro forma                              $(6,096,992)       $(1,853,008)
                                                 ===========        ===========

Earnings per common share
Basic, as reported                               $     (0.05)       $     (0.02)
Basic, pro forma                                 $     (0.05)       $     (0.02)
Diluted, as reported                             $     (0.05)       $     (0.02)
Diluted, pro forma                               $     (0.05)       $     (0.02)


Principles of Consolidation
The consolidated financial statements include the accounts of CTC and its wholly owned subsidiaries (collectively, the "Company"). All significant inter-company accounts and transactions are eliminated in consolidation.

Research and Development Expenses
Research and development expenses are charged to operations as incurred.

Accounts Receivable
The Company has a $2,500,000 account receivable from one entity relating to engineering services provided during fiscal 2004 for an electrical line project in Kansas. The Company expects receipt of payment by the end of the second quarter of fiscal 2005.

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

The following common stock equivalents were excluded from the calculation of diluted loss per share for the three months ended December 31, 2004 and 2003 since their effect would have been anti-dilutive:

                                                              December 31
                                                      ------------------------
                                                         2004          2003
                                                      ----------    ----------
          Series B convertible preferred stock                --        80,000
          Options for common stock                     7,175,336     7,897,740
          Warrants                                    11,748,282    13,189,569

Concentration of Credit Risk
The Company has an $2,500,000 account receivable from one entity relating to engineering services provided during fiscal 2004. The Company expects receipt of payment by the end of the second quarter of fiscal 2005.

Recently Issued Accounting Pronouncements

SFAS No. 151

In November 2004, the FASB issued SFAS No. 151,"Inventory Costs". SFAS No. 151 amends the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) under the guidance in ARB No. 43, Chapter 4,"Inventory Pricing". Paragraph 5 of ARB No. 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This
Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not expect adoption of SFAS No. 151 to have a material impact on the Company's financial statements.

SFAS No. 152

In December 2004, the FASB issued SFAS No. 152,"Accounting for Real Estate Time-Sharing Transactions". The FASB issued this Statement as a result of the guidance provided in AICPA Statement of Position (SOP) 04-2,"Accounting for Real Estate Time-Sharing Transactions". SOP 04-2 applies to all real estate time-sharing transactions. Among other items, the SOP provides guidance on the recording of credit losses and the treatment of selling costs, but does not change the revenue recognition guidance in SFAS No. 66,"Accounting for Sales of Real Estate", for real estate time-sharing transactions. SFAS No. 152 amends Statement No. 66 to reference the guidance provided in SOP 04-2. SFAS No. 152 also amends SFAS No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects", to state that SOP 04-2 provides the relevant guidance on accounting for incidental operations and costs related to the sale of real estate time-sharing transactions. SFAS No. 152 is effective for years beginning after June 15, 2005, with restatements of previously issued financial statements prohibited. This statement is not applicable to the Company.

SFAS No. 153

In December 2004, the FASB issued SFAS No. 153,"Exchanges of Nonmonetary Assets," an amendment to Opinion No. 29,"Accounting for Nonmonetary Transactions". Statement No. 153 eliminates certain differences in the guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board. The amendment to Opinion No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in periods beginning after December 16, 2004. Management does not expect adoption of SFAS No. 153 to have a material impact on the Company's financial statements.

SFAS No. 123(R)

In December 2004, the FASB issued SFAS No. 123(R),"Share-Based Payment". SFAS 123(R) amends SFAS No. 123,"Accounting for Stock-Based Compensation", and APB Opinion 25,"Accounting for Stock Issued to Employees." SFAS No.123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS No. 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity's shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity's shares or other equity instruments. This statement is effective for the Company as of the first interim period or fiscal year beginning after June 15, 2005, or beginning its fourth quarter of fiscal 2005. Management is currently assessing the effect of SFAS No. 123(R) on the Company's financial statement.


NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2004 consisted of the following:

          Manufacturing equipment                             1,155,733
          Office furniture equipment                            237,533
          Leasehold improvements                                352,193
                                                              ---------
                                                              1,745,459

             Less accumulated depreciation                     (235,031)
                                                              ----------

                      TOTAL                                   1,510,428
                                                              =========

Depreciation expense was $111,376, $9,192, and $287,590 for the three months ended December 31, 2004 and 2003 and the period from March 28, 2001 (inception) to December 31, 2004, respectively.

NOTE 5 - COMMITMENT AND CONTINGENCIES

In November 2004, the Company committed to a $450,000 capital lease with a financial institution. The lease was partially funded during the quarter, with the balance expected to be funded during the second quarter of fiscal 2005. When fully funded, the Company will be obligated to pay total monthly lease payments of $14,197 for a total of 42 months and will have the option to purchase the equipment for fair market value, subject to a minimum of 10% and maximum of 20% of equipment cost. The Company has paid a deposit of $20,857 relating to the $208,570 balance of the lease commitment and is awaiting delivery of the equipment. The Company allocated 12,362 Series U warrants as part of the lease terms (See Note 6- Common Stock).

As part of this capital lease, the Company entered into a $93,015 sale leaseback of one piece of manufacturing equipment. Under the terms of the Master Lease Agreement, the Company received $83,714, which was net of a 10% security deposit, and is to make payments of $2,896 per month for 42 months. At the end of the lease term, the Company has the right to renew the lease for an additional 12 months, terminate the lease and return the equipment or purchase the equipment at fair value, subject to a minimum of 10% and a maximum of 20% of the original capitalized cost. The Company recognized a loss in the amount of $15,656 from this transaction which will be applied against the deferred gain on sale of fixed assets that were leased back by the Company.

The Company has a $3 million commitment for equipment lease financing, subject to completing due diligence, from a financial institution. The lease is for a term of 42 months, has total monthly payments of $84,240 if fully funded and, at the end of the lease term, the Company has the option of purchasing the equipment for fair market value, subject to a minimum and maximum of 20% of equipment cost. As part of this commitment, the Company made a deposit of $5,000 and allocated 70,055 Series U warrants to be paid upon lease funding as part of the lease terms (See Note 6- Common Stock).

NOTE 6- SHAREHOLDERS' EQUITY

COMMON STOCK

During the first quarter of fiscal 2005, the Company approved for issuance 82,417 Series U warrants to two entities in connection with obtaining equipment lease financing for the Company. Each Series U warrant entitles the holder to purchase one share of unregistered, restricted common stock at $1.83 per share and expires on August 18, 2008. The Company may, subject to a 20 day notice, call the warrants if the common stock price is equal to or exceeds 200% of the exercise price. The Company recognized $85,714 of compensation expense for services rendered.

In addition, during the first quarter of fiscal 2005, the Company issued 1,083,592 warrants in connection with obtaining an amendment to the Debenture held by Midsummer Investment, Ltd, Bristol Investment Fund, Ltd, Islandia L.P. and Omicron Master Trust. Each warrant entitles the holder to purchase one share of unregistered, restricted common stock at $3.23 per share and expires on November 19, 2008. The Company recognized $1,993,809 of compensation expense for services rendered.

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

Cashless Exercises
During the three months ended December 31, 2004, 16,666 Series K warrants were exercised on a cashless exercise basis.

During the three months ended December 31, 2004, 250,000 Series L warrants were exercised on a cashless exercise basis.

Cash
During the three months ended December 31, 2004, 322,242 warrants issued in 2002 were exercised for total cash consideration of $161,121, at $0.25 per share.

During the three months ended December 31, 2004, 1,338,000 Series E warrants were exercised for total cash consideration of $334,500, at $0.25 per share.

During the three months ended December 31, 2004, 500,000 Series N warrants were exercised for total cash consideration of $250,000, at $0.50 per share.

During the three months ended December 31, 2004, 142,500 Series P warrants were exercised for total cash consideration of $114,000, at $0.80 per share.


STOCK OPTIONS
Stock Plan
During the three month period ending December 31, 2004 the Company issued to one employee 100,000 options to purchase an equivalent number of shares registered under the Company's Form S-8, filed in January 2005 at an exercise price of $1.68. These options expire December 31, 2011.

During the three months ended December 31, 2004, 120,000 options were exercised to purchase common stock for total cash consideration of $30,000, at $0.25 per share.

On October 28, 2004, the Company's shareholders approved an increase of 15 million shares subject to the 2002 Non-Qualified Stock Compensation Plan.

The following table summarizes all Stock Plan activity through December 31, 2004.

                                                                          Weighted-
                                                                          average
                                                         Number           Exercise
                                                       of Shares           Price
                                                      -----------        ---------
          Outstanding, March 18, 2001 (inception)          --           $       --
            Granted                                    1,357,740        $     0.35
                                                       ----------

          Outstanding, September 30, 2001              1,357,740        $     0.35
            Granted                                    5,950,000        $     0.35
            Exercised                                 (2,000,000)       $     0.24
                                                       ----------

          Outstanding, September 30, 2002              5,307,740        $     0.39
            Granted                                    3,950,000        $     0.46
            Exercised                                   (110,000)       $     0.25
            Canceled                                  (1,000,000)       $     0.69
                                                       ----------

          Outstanding, September 30, 2003              8,147,740        $     0.39
            Granted                                      969,904        $     1.00
            Exercised                                   (497,220)       $     0.11
            Cancelled                                 (1,425,088)       $     0.30
                                                       ----------

          Outstanding, September 30, 2004              7,195,336        $     0.37
               Granted                                   100,000        $     1.68
               Exercised                                (120,000)       $     0.25
                                                       ----------


        OUTSTANDING, December 31, 2004                 7,175,336         $    0.39
                                                       ==========

        EXERCISABLE, December 31, 2004                 3,354,248         $    0.39
                                                       ==========

WARRANTS

The following table summarizes all Warrant activity through December 31, 2004:

                                                                   Weighted-
                                                                    Average
                                                        Number     Exercise
                                                       of Shares     Price
                                                      ----------   --------
          Outstanding, March 18, 2001 (inception)            --    $    --
            Granted                                   1,905,600    $   1.26
                                                      ---------

          Outstanding, September 30, 2001             1,905,600    $   1.26
            Granted                                     848,630    $   0.50
            Exercised                                    (7,940)   $   1.26
                                                      ---------

          Outstanding, September 30, 2002             2,746,290    $   1.03
            Granted                                  14,568,834    $   0.46
            Exercised                                  (267,500)   $   0.29
                                                      ---------

          Outstanding, September 30, 2003            17,398,457    $   0.55
            Granted                                   7,359,446    $   1.58
            Exercised                                (6,785,222)   $   0.42
            Cancelled                                (4,821,000)   $   0.49
                                                      ---------

          Outstanding, September 30, 2004            13,151,681    $   0.81
            Granted                                   1,166,009    $   3.13
               Exercised                             (2,569,408)   $   0.38
                                                      ---------

          OUTSTANDING, DECEMBER 31, 2004             11,748,282    $   1.45

          EXERCISABLE, December 31, 2004             11,748,282    $   1.45
                                                     ==========

NOTE 7 - SUBSEQUENT EVENTS

On January 11, 2005, the Company announced the resignation of Mr. William Arrington, as President and Chief Operating Officer, effective as of January 5, 2005, to take up a new position as Senior Vice President, Office of the CEO that will enable him to focus on public relations and strategic marketing of the Company's products in addition to assisting the CEO in the fulfillment of his duties. On January 5, 2005, the board of directors of the Company appointed a consultant as Acting COO.

Effective January 1, 2005, the Company committed to a sale and leaseback of $21,500 of manufacturing equipment as part of the $450,000 capital lease financing discussed in Note 5 - Commitments and Contingencies.

ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our interim financial statements and the related notes appearing at the beginning of this report. The interim financial statements and this Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended September 30, 2004 and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on December 23, 2004.

The following discussion and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by words such as "anticipates," "expects," "believes," "plans," and similar terms. Our actual results could differ materially from any future performance suggested in this report as a result of factors, including those discussed in "Factors That May Affect Future Operating Results" and elsewhere in this report and in our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2004. All forward-looking statements are based on information currently available to Composite Technologies and we assume no obligation to update such forward-looking statements, except as required by law. Service marks, trademarks and trade names referred to in this Form 10-Q are the property of their respective owners.

OVERVIEW

Composite Technology is a technology company focused on the development and commercialization of products relating to the electrical utility industry using new materials that extend the design and performance possibilities of existing utility infrastructure. Our first product is our new proprietary composite core overhead bare conductor cable, the Aluminum Conductor Composite Core ("ACCC") Cable for the electric transmission and distribution industry. We have been developing this product over the past 3 fiscal years and believe it is an enabling material that will enhance the electric transmission and distribution industry.

ACCC Cable is now commercially available for sale in the U.S. and Canadian markets through a strategic partnership with an existing cable manufacturer, General Cable Industries, Inc. Our marketing strategy is to penetrate the domestic U.S. and Canadian markets through our strategic partnership with General Cable and to negotiate similar partnerships globally to market our products internationally. Our development strategy is to develop and market follow-on products serving the utility industry using our proprietary composite materials technologies.

At the beginning of the first quarter of Fiscal 2005, on October, 2, 2004, our wholly owned subsidiary, CTC Cable Corporation ("CTC Cable") entered into two separate agreements for the manufacture and distribution of our proprietary bare overhead conductor ACCC cable with General Cable Industries, Inc. ("General Cable"), the principal U.S. operating subsidiary of General Cable Corporation.

Under the "Manufacturing Agreement," General Cable will apply aluminum strand around our composite core providing a finished ACCC conductor cable in Canada and the U.S. They will utilize the utility cable industry standard specifications and manufacturing processes in carrying out the work.

Under the "Distribution Agreement", General Cable is appointed a non-exclusive distributor for the ACCC cable for the U.S. and Canadian markets only. General Cable has built an extensive sales and marketing infrastructure dedicated to the support of the utility market. In its century long experience supporting the utility market, General Cable has also developed the relationships with utility companies that we believe will facilitate the commercialization of ACCC cable.

These agreements represent the conclusion of the initial phase of the introduction of our bare overhead conductor ACCC product range in that they provide the framework for the products to be made available in commercial quantities produced by General Cable. We believe the General Cable relationship provides an important level of comfort to customers regarding the stability of supply and consistency and viability of production since they are an established manufacturer and distributor with long standing market relationships. The agreements also mark the beginning of a new phase of our operations in which the focus will be on production of the core for supply to cable manufacturers worldwide and sales of the ACCC products to end users.

Throughout the first quarter of 2005, we have concentrated on improving the operational mechanics of our relationship with General Cable, culminating, subsequent to the quarter end, on January 18, 2005, with the announcement of the introduction of the TransPowr ACCC/TW bare overhead conductor. The TransPowr ACCC/TW bare overhead conductor integrates General Cable's ACSS/TW technology and our carbon and glass fiber core technology that is at the center of our ACCC product range.

TransPowr ACCC/TW bare overhead conductor is the product with which we intend to begin full scale commercial introduction of the ACCC product into the transmission and distribution conductor market.

In addition, we provide consulting services relating to the planning of overhead electrical transmission power lines and utility services, including undertaking preliminary feasibility analysis and strategic advice regarding location and for scope as well as advice regarding the establishment of production facilities for the production of products used in the Electrical Transmission Industry. We currently, however, are not concentrating our efforts to increase our consulting business and instead are focused on the commercialization of the ACCC Cable.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations is based upon the condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenue and expense during the periods. These estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. We have identified those critical accounting policies used in reporting our financial position and results of operations based upon a consideration of those accounting policies that involve the most complex or subjective decisions or assessment. We consider the following to be our critical policies.

Development Stage Enterprise

The Company is a development stage company as defined in Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises." The Company is devoting substantially all of its present efforts to establish a new business, and its planned principal operations have not yet commenced. All losses accumulated since inception, have been considered as part of the Company's development stage activities.


Stock-Based Compensation

SFAS No. 123, "Accounting for Stock Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," defines a fair value based method of accounting for stock-based compensation. However, SFAS No. 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25,"Accounting for Stock Issued to Employees." Entities electing to remain with the accounting method of APB No. 25 must make pro forma disclosures of net income and earnings per share as if the fair value method of accounting defined in SFAS No. 123 had been applied. The Company has elected to account for its stock-based compensation to employees using the intrinsic value method under APB No. 25. In December 2004, SFAS No. 123 was revised and eliminated the ability to account for share based compensation transactions using the intrinsic value method under APB Opinion No. 25, effective the first interim or annual period beginning after June 15, 2005 for public companies. The effective date for the Company will be beginning fourth quarter of fiscal 2005.

The Company has adopted the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation cost other than that required to be recognized by APB No. 25, the difference between the fair value of the Company's common stock at the grant date and the exercise price of the options has been recognized. Had compensation cost for the Company's Stock Plan been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share for the three months ended December 31, 2004 and 2003 would have been increased to the pro forma amounts indicated below:

                                                 Three months     Three months
                                                    ended             ended
                                               December 31,2004  December 31,2003
                                               ----------------  ----------------
Net loss, as reported                            $(5,677,750)      $(1,777,766)
Add stock based employee compensation
expense included in net income, net of tax
Deduct total stock based employee compensation
Expense determined under fair value method
 for all awards, net of tax                         (419,242)          (75,242)
                                                 ------------      ------------
Net loss, pro forma                              $(6,096,992)     $ (1,853,008)
                                                 ============      ============

Earnings per common share
Basic, as reported                                 $ (0.05)         $ (0.02)
Basic, pro forma                                   $ (0.05)         $ (0.02)
Diluted, as reported                               $ (0.05)         $ (0.02)
Diluted, pro forma                                 $ (0.05)         $ (0.02)

Principles of Consolidation

The consolidated financial statements include the accounts of CTC and its wholly owned subsidiaries (collectively, the "Company"). All significant inter-company accounts and transactions are eliminated in consolidation.

Research and Development Expenses

Research and development expenses are charged to operations as incurred.

Accounts Receivable

The Company has a $2,500,000 account receivable from one entity relating to engineering services provided during fiscal 2004 for an electrical line project in Kansas. The Company expects receipt of payment by the end of the second quarter of fiscal 2005.

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

The following common stock equivalents were excluded from the calculation of diluted loss per share for the three months ended December 31, 2004 and 2003 since their effect would have been anti-dilutive:

                                                              December 31
                                                      ------------------------
                                                         2004          2003
                                                      ----------    ----------
          Series B convertible preferred stock                --        80,000
          Options for common stock                     7,175,336     7,897,740
          Warrants                                    11,748,282    13,189,569

Concentration of Credit Risk

The Company has a $2,500,000 account receivable from one entity relating to engineering services provided during fiscal 2004. The Company expects receipt of payment by the end of the second quarter of fiscal 2005.

RESULTS OF OPERATION

Three Months Ended December 31, 2004 and December 31, 2003

PRODUCT REVENUES. Product revenues for the three months ending December 31, 2004 consist of revenue from the sale of ACCC Cable products to utility companies on a "trial" basis so these customers can verify our claims that the ACCC Cable is technologically superior to existing cable technology. The cable sold does not have a right of return. Product revenues increased from $0 for the three months ending December 31, 2003 to $46,485 for the three months ending December 31, 2004. The dollar increase was due to increased ACCC cable trials by utility companies. Revenue of $564,750 from one project has been deferred, with associated costs capitalized, pending completion of the project.

CONSULTING REVENUES. Consulting revenues since inception consisted of $2,500,000 for a single consulting contract that was completed during the three months ending September 30, 2004. No consulting contracts were completed during either the three months ended December 31, 2003 or 2004. While this contract provided us with significant revenues, we currently are not concentrating our efforts to increase our consulting business and instead are focused on increasing our product revenues through commercialization of the ACCC Cable. As a result, we do not believe that consulting revenues will be maintained or grow.

COST OF PRODUCT REVENUES. Cost of product revenues for the three months ending December 31, 2004 represented materials costs to produce ACCC cable. Cost of product revenues increased from $0 for the three months ending December, 2003 to $30,894 for the three months ending December, 2004. The dollar increase was due to increased ACCC cable trials by utility companies.

COST OF CONTRACT REVENUE. Cost of contract revenue consists primarily of salaries for engineers and expenses for consultants, supplies, equipment, depreciation and facilities associated with contract projects. Our total engineering costs are allocated between cost of contract revenue and research and development expense. In a given period, the allocation of engineering costs between cost of contract revenue and research and development is a function of the level of effort expended on each.

Cost of contract revenue since inception consisted of costs related to the single consulting contract that was completed during the three months ending September 30, 2004. No consulting contracts were completed during either the three months ended December 31, 2003 or 2004 and accordingly, no costs of contract revenue was recorded for the respective quarters.

OFFICER COMPENSATION. Officer compensation expense consisted of salaries and employee benefits for our Chief Executive and Chief Operating Officers. Officer compensation expenses decreased 42% from $95,000 in the first quarter of fiscal 2004 to $55,385 in the current year quarter. For the three month period, the dollar decrease was due to additional officer compensation expense recorded in the fiscal 2004 quarter relating to balances due from quarters prior to the quarter ending December 31, 2003.

GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense consisted primarily of salaries and employee benefits for administrative personnel, facilities costs, financing and stock exchange fees and insurance expenses. General and administrative expense increased 93% from $745,736 in the first quarter of fiscal 2004 to $1,440,692 in the first fiscal 2005 quarter. For the three month period ended December 31, 2004, the dollar increase was primarily due to an increase in payroll and employee costs of $167,000 due to employee headcount and benefits increase, an increase in rent and overhead of $282,000 due to increased rents and utilities related to our new manufacturing facility, and an increase of $363,000 due to financial finders fees, offset by a $215,000 decrease in consulting fees.

LEGAL, PROFESSIONAL, AND CONSULTING EXPENSE. Legal, professional, and consulting expense consisted primarily of legal fees and consultants in marketing and business development. Legal, professional, and consulting expenses increased 37% from $572,083 in the first quarter of fiscal 2004 to $785,495 in the first fiscal 2005 quarter. For the three month period ended December 31, 2004, the dollar increase was primarily due to an increase in professional fees of $84,000 and increases in marketing and business development consultants of $119,000.

RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense consisted primarily of salaries for engineers and expenses for consultants, recruiting, supplies, equipment, depreciation and facilities related to engineering projects to enhance and extend our composite materials intellectual property offerings, and our composite materials product technology.

Research and development expense increased 99% from $251,305 in the first quarter of fiscal 2004 to $501,167 in the first quarter of fiscal 2005. The dollar increase in the three month period was primarily due to increases of $91,000 for salary and fringe benefits due to increased employee headcounts, $233,000 related to supplies and expensed equipment related to optimization of our ACCC Cable core manufacturing processes offset by a decrease in consulting expenses of $68,000. During the quarter, there was increased focus on optimization of our manufacturing processes and equipment in anticipation of increased production during the second quarter of fiscal 2005.

DEPRECIATION EXPENSE. Depreciation expense consisted of depreciation on capitalized equipment, leasehold improvements, and other capital assets. Depreciation expense increased by 1,111% from $9,192 to $111,376 in the first quarter of fiscal 2005. The dollar increase in the three month period ended December 31, 2004 was primarily due to increases in the balance of equipment and for the leasehold improvements related to the new manufacturing facility.

COMPENSATION EXPENSE RELATED TO FAIR VALUE OF STOCK OPTIONS AND WARRANTS. Compensation expense related to fair value of stock options and warrants represented the economic value of stock options and warrants issued to consultants, legal counsel, and investors in exchange for services. During the three months ended December 31, 2004, we negotiated the release of the remaining $10,000,000 in cash that had been previously held in a custodial account pursuant to the terms of the Convertible Debentures issued August 17, 2004. In exchange for the release of the cash, we issued warrants to purchase 1,083,592 shares of our common stock with an exercise price of $3.23 per share and we recorded $1,993,809 in expense for this consideration. In addition, $85,714 of compensation expense was recognized in connection with the issuance of 82,417 warrants are part of obtaining capital lease commitments during the quarter. During the three months ended December 31, 2003, we issued stock options to a research and development consultant and to legal counsel in exchange for services. Compensation expenses related to these stock options were $64,125 and $40,325 for legal counsel and the research and development consultant respectively.

INTEREST INCOME. Interest income increased to $27,260 in the first quarter of fiscal 2005 from $0 in the prior year quarter. The increase was due to interest earned on substantially higher cash balances.

INTEREST EXPENSE. Interest expense increased to $751,219 in the first quarter of fiscal 2005 from $0 in the prior year quarter. The increase was due to cash interest expense and amortization of the debt discount related to the Convertible Subordinated Debentures that closed on August 17, 2004.

INCOME TAXES. We made no provision for income taxes in the three months ending December 31, 2004 and 2003 due to net losses incurred. In 2002, we determined that due to our continuing operating losses as well as the uncertainty of the timing of profitability in future periods, we should fully reserve our deferred tax assets. As of December 31, 2004, our deferred tax assets continued to be fully reserved. We will continue to evaluate, on a quarterly basis, the positive and negative evidence affecting the realizability of our deferred tax assets.

Net Loss

Our net loss increased to $5.7 million in the three months ended December 31, 2004 compared to $1.7 million during the corresponding period in 2003. The increase in 2004 from 2003 of $4.0 million was due primarily to expense increases consisting of $0.85 million in increased employee headcount, consulting, supplies, equipment, and additional overhead expenses related to preparation for full production of our core product, $2.45 million of non-recurring finance and warrant expenses related to our $15 million debentures, and $0.7 million in interest expense on our $15.0 million debentures.

RECENT ACCOUNTING PRONOUNCEMENTS

SFAS No. 151
In November 2004, the FASB issued SFAS No. 151,"Inventory Costs". SFAS No. 151 amends the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) under the guidance in ARB No. 43, Chapter 4,"Inventory Pricing". Paragraph 5 of ARB No. 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This
Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not expect adoption of SFAS No. 151 to have a material impact on the Company's financial statements.

SFAS No. 152
In December 2004, the FASB issued SFAS No. 152,"Accounting for Real Estate Time-Sharing Transactions". The FASB issued this Statement as a result of the guidance provided in AICPA Statement of Position (SOP) 04-2,"Accounting for Real Estate Time-Sharing Transactions". SOP 04-2 applies to all real estate time-sharing transactions. Among other items, the SOP provides guidance on the recording of credit losses and the treatment of selling costs, but does not change the revenue recognition guidance in SFAS No. 66,"Accounting for Sales of Real Estate", for real estate time-sharing transactions. SFAS No. 152 amends Statement No. 66 to reference the guidance provided in SOP 04-2. SFAS No. 152 also amends SFAS No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects", to state that SOP 04-2 provides the relevant guidance on accounting for incidental operations and costs related to the sale of real estate time-sharing transactions. SFAS No. 152 is effective for years beginning after June 15, 2005, with restatements of previously issued financial statements prohibited. This statement is not applicable to the Company.

SFAS No. 153
In December 2004, the FASB issued SFAS No. 153,"Exchanges of Nonmonetary Assets," an amendment to Opinion No. 29,"Accounting for Nonmonetary Transactions". Statement No. 153 eliminates certain differences in the guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board. The amendment to Opinion No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in periods beginning after December 16, 2004. Management does not expect adoption of SFAS No. 153 to have a material impact on the Company's financial statements.

SFAS No. 123(R)
In December 2004, the FASB issued SFAS No. 123(R),"Share-Based Payment". SFAS 123(R) amends SFAS No. 123,"Accounting for Stock-Based Compensation", and APB Opinion 25,"Accounting for Stock Issued to Employees." SFAS No.123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS No. 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity's shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity's shares or other equity instruments. This statement is effective for the Company (1) for public companies qualifying as SEC small business issuers, as of the first interim period or fiscal year beginning after December 15, 2005, or (2) for all other public companies, as of the first interim period or fiscal year beginning after June 15, 2005, or beginning its fourth quarter of fiscal 2005., or (3) for all nonpublic entities, as of the first fiscal year beginning after December 15, 2005. Management is currently assessing the effect of SFAS No. 123(R) on the Company's financial statement.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of working capital have been private debt issuances and equity financings.

For the three months ended December 31, 2004, we had a net loss of $5.7 million. At December 31, 2004, we had $9.7 million of cash and cash equivalents, which represented an increase of $6.8 million from September 30, 2004. The increase was due to the transfer of $10.0 million of cash from restricted cash related to the convertible subordinated debentures offset by $3.2 million of net change in cash.

Cash used in operations during the three months ended December 31, 2004 of $3,926,794 was primarily the result of operating losses, offset by depreciation, amortization, and non-cash compensation expenses and working capital requirements. Cash used for investing activities of $137,701 was primarily related to the purchase of computer hardware and software, and equipment put in service in anticipation of manufacturing activities offset by the sale of equipment. Cash provided by financing of $823,936 was primarily due to the cash proceeds from option and warrant exercises net of principal payments made on capital lease obligations.

In November 2004, we reached an agreement with the investors that purchased debentures in our $15 million financing of August 17, 2004 to release $10 million that was held in a custodian account. Following the release of the $10 million, we believe that we have sufficient operating capital to carry out our plans for the near to medium term. We anticipate that we will begin generating sales in fiscal year ending September 30, 2005 sufficient to cover operating costs. Central to our financial strategy for fiscal 2005 is the securing of sufficient equipment lease financing to support the ramp up of our core production in larger production facilities. During the quarter, we obtained approximately $455,000 in long term lease financing commitments and we are in negotiation for an additional $3.0 million in long term equipment lease financing.

CAPITAL EXPENDITURES

The Company does not have any material commitments for capital expenditures.

EFFECTS OF INFLATION

We are subject to inflation and other price risks arising from price fluctuations in the market prices of the various raw materials that we use to produce our products. Price risks are managed through cost-containment measures. We do not believe that inflation risk or other price risks with respect to raw materials used to produce our products are material to our business, financial position, results of operations or cash flows.

DEVELOPMENTS THIS QUARTER

We continue to develop and refine the ACCC product. During this quarter, refinements to the product and production process have resulted in processing optimizations, including increasing line speed. In addition, funds were expended for further development work for various conductor ancillaries, such as connection hardware, which we anticipate will facilitate the installation of ACCC cable in the field using conventional installation tools.

A number of changes have been made to our operations capabilities, both in terms of systems implementation and human resources.

We have purchased additional information technology systems supporting finance, sales, marketing and administration. We believe these infrastructure improvements will improve efficiency and form the back bone of our compliance with the requirements of the Sarbanes Oxley.

During this quarter, we sought to strengthen our operational management specifically in relation to increasing our production capabilities and in the strategic marketing arena. These efforts culminated, subsequent to the end of the first quarter, in the appointment of a new Acting Chief Operating Officer, Brian Brittsan, who has had considerable experience in managing companies as they take new technology products into the commercial production stage of operations. It is hoped that following a probationary period Mr. Brittsan will be appointed COO and become an officer of the Company. In addition, we strengthened our financial management with the engagement of Bradford Wheatley as a consultant to assist the Acting Chief Financial Officer, Benton Wilcoxon, in the fulfillment of his duties. It is hoped that following a probationary period Mr. Wheatley will be appointed to the position of CFO and become an officer of the Company. Mr. Wheatley has extensive experience in accessing capital markets, as well as in accounting and financial management, important background as we commit resources to ramping up production and prepare for Sarbanes-Oxley compliance.

Mr. William Arrington, our former Chief Operating Officer, has been appointed Senior Vice President, Office of the CEO, a new position that will enable Mr. Arrington to focus on public relations and strategic marketing of our products in addition to assisting the CEO in the fulfillment of his duties.

OFF BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS There are no off balance sheet arrangements.

The following table summarizes our contractual obligations (including interest expense) and commitments as of December 31, 2004:

-------------------------------------------------------------------------------------------------------------------------------
Contractual
Obligations             Total                Less than 1 Year     1-3 Years            3-5 Years           More than 5 Years
-------------------------------------------------------------------------------------------------------------------------------
Long-Term Debt
Obligations             $17,392,500          $  900,000           $16,492,500               --                  --
-------------------------------------------------------------------------------------------------------------------------------
Capital Lease
Obligations             $ 1,097,375          $  408,959           $   688,416               --                  --
-------------------------------------------------------------------------------------------------------------------------------
Operating Lease
Obligations             $ 6,904,208          $1,005,903           $ 3,244,767          $2,653,538               --
-------------------------------------------------------------------------------------------------------------------------------

While we can not assure you that we will not require additional financing, or that such financing will be available to us, we believe that our cash and cash equivalents and investments will be sufficient to fund our operations for at least the next twelve months.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

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

For the three months ended December 31, 2004, we had a net loss of ($5,677,750) and negative cash flows from operations of ($3,926,794). For the fiscal year ended September 30, 2004, we had a net loss of $(14,323,597) and negative cash flows from operations of $(9,022,676). For the fiscal years ended September 30, 2003 and 2002, we had net losses of $(6,771,252) and $(4,523,953), respectively.
For the same periods, we had negative cash flows from operations of $(2,022,935) and $(715,923), respectively.

As of December 31, 2004, our accumulated deficit was $(31,752,829).

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

WE DEPEND ON KEY PERSONNEL AND WE MAY NOT BE ABLE TO ATTRACT AND RETAIN QUALIFIED EMPLOYEES.

Our success will be largely dependent, in particular, upon the continuing services of Benton H Wilcoxon, our Chief Executive Officer, and Brian Brittsan, our acting Chief Operating Officer. If Mr. Wilcoxon or Mr. Brittsan were unable to provide services to us for whatever reason, our business would be adversely affected. Mr. Wilcoxon has not entered into an employment agreement with the Company. Mr. Brittsan has entered into a consulting agreement. The term of such consulting agreement is from January 3, 2005 through June 30, 2005.

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

WE ARE CONTROLLED BY A SMALL NUMBER OF STOCKHOLDERS.

As at the date of this Form 10-Q, two stockholders in the aggregate beneficially own or control approximately 36.2% of the outstanding common stock. As a result, these persons will have the ability to control substantially all matters submitted to our stockholders for approval and to control our management and affairs.

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

THE PRICE OF OUR COMMON STOCK IS VOLATILE.

The market price of the common stock may be subject to significant fluctuations in response to our operating results, announcements of new products or market expansions by us or our competitors, changes in general conditions in the economy, the financial markets, the electrical power transmission and distribution industry, or other developments and activities affecting us, our customers, or our competitors, some of which may be unrelated to our performance. The sale or attempted sale of a large amount of common stock into the market may also have a significant impact on the trading price of common stock. The closing bid prices for the common stock have fluctuated from a high of $6.24 to a low of $0.87 since September 30, 2003.

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

We believe that the occurrence of any one or some combination of the following risk factors could seriously harm our business.

OUR QUARTERLY RESULTS ARE UNPREDICTABLE AND MAY FLUCTUATE SIGNIFICANTLY

Our quarterly revenue and operating results are difficult to predict and may fluctuate significantly from quarter to quarter. Because we have not had any substantial ACCC product revenues to date, we can have no assurance that our revenues will materialize. Since our revenues may fluctuate and are difficult to predict, and our expenses are largely independent of revenues in any particular period, it is difficult for us to accurately forecast revenues and profitability.

Our business is subject to a variety of additional risks, which could materially adversely affect quarterly and annual operating results, including:

o  market acceptance of our composite technologies by utility companies;

o  the extent and timing of new cable transactions with utility companies;

o the loss of a strategic relationship or termination of a relationship with a cable partner;

o announcements or introductions of new technologies or products by us or our competitors;

o delays or problems in the introduction or performance of enhancements or of future generations of our technology;

o  failures or problems in our utility cable product;

o delays in the adoption of new industry standards or changes in market perception of the value of new or existing standards;

o  competitive pressures resulting in lower revenues;


o personnel changes, particularly those involving engineering and technical personnel;

o  costs associated with protecting our intellectual property;

o the potential that customers could fail to make payments under their current contracts;

o market-related issues, including lower ACCC Cable demand brought on by excess cable inventory and lower average selling prices for ACCC Cable as a result of market surpluses;

o increased costs or shortages of key raw materials including carbon fiber and glass fiber;

o  regulatory developments; and

o  general economic trends and other factors.

WE EXPERIENCED NET LOSSES

We have had net losses during since inception. We expect that we will have a net loss for the current year. We may continue to experience losses in the future if

o the utility cable market does not adopt our new technologies into their infrastructure;

o  new and existing customers do not choose to purchase our ACCC Cable; or

o  our additional products in development do not become marketable.

WE HAVE A UNIQUE BUSINESS MODEL

The success of our business model depends upon our ability to negotiate and maintain current and future agreements with existing cable vendors, and their willingness and ability to sell products that incorporate our technology so that we may receive significant revenues that are consistent with our plans and expectations.

We face numerous risks in successfully obtaining suitable partners on terms consistent with our business model, including, among others:

o we must typically undergo a lengthy and expensive process of building a relationship with a potential partner before there is any assurance of an agreement with such party;

o we must persuade cable manufacturers with significant resources to rely on us for critical technology on an ongoing basis rather than trying to develop similar technology internally;

o we must persuade potential partners to bear retooling costs associated with producing our products; and

o  we must successfully transfer technical know-how to our partners.

Moreover, the success of our business model also depends on the acceptance of our products by the utility companies who have historically been conservative in their adoption of new products and technologies into their infrastructure. Further, our partners will be selling our products that may compete with their existing or future cable products. Our partners are not required to sell our products and they are not prohibited from discounting the prices of their products below our prices.

Our business could be seriously harmed if:

o  we cannot obtain suitable partners;

o our partners fail to achieve significant sales of ACCC cable or products incorporating our technology; or

o  we otherwise fail to implement our business strategy successfully.

THE CABLE TECHNOLOGY THAT WE ARE TRYING TO REPLACE IS HIGHLY PRICE COMPETITIVE

We anticipate that the selling price per mile of our ACCC Cable will be higher than the current and existing cable technology alternatives. We believe that the increased inherent value of our products will be recognized by the utility companies in the form of decreased installation, transmission and distribution costs. However, due to the competitive nature of the industry, there can be no assurance that our partners or their competitors will not reduce their prices accordingly.

OUR INTELLECTUAL PROPERTY IS SUBJECT TO LIMITED PROTECTION

Because we are a technology provider, our ability to protect our intellectual property and to operate without infringing the intellectual property rights of others is critical to our success. We regard our technology as proprietary, and we have a number of patents and pending patent applications. We also rely on a combination of trade secrets, copyright and trademark law and non-disclosure agreements to protect our unpatented intellectual property. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our technology without authorization.

In the future, we may choose to bring legal action to enforce our intellectual property rights. Any such litigation could be costly and time-consuming for us, even if we were to prevail. Moreover, even if we are successful in protecting our proprietary information, our competitors may independently develop technologies substantially equivalent or superior to our technology. The misappropriation of our technology or the development of competitive technology could seriously harm our business.

Our technology or products may infringe the intellectual property rights of others. Third parties may assert patent, copyright and other intellectual property rights to technologies that are important to our business. In the past, we have received claims from other companies that our technology infringes their patent rights. Intellectual property rights can be uncertain and can involve complex legal and factual questions. We may infringe the proprietary rights of others, which could result in significant liability for us. If we were found to have infringed any third party's patents, we could be subject to substantial damages and an injunction preventing us from conducting our business.

WE MUST MAKE JUDGMENTS IN THE PROCESS OF PREPARING OUR FINANCIAL STATEMENTS

We prepare our financial statements in accordance with generally accepted accounting principles and certain critical accounting polices that are relevant to our business. The application of these principles and policies requires us to make significant judgments and estimates. In the event that judgments and estimates we make are incorrect, we may have to change them, which could materially affect our financial position and results of operations.

Moreover, accounting standards have been subject to rapid change and evolving interpretations by accounting standards setting organizations over the past few years. The implementation of new standards requires us to interpret and apply them appropriately. If our current interpretations or applications are later found to be incorrect, our financial position and results of operations could be materially affected.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk relates primarily to our cash balances and the effect that changes in interest rates have on the interest earned on that portfolio. Our convertible debentures bear a fixed rate of interest.

As of December 31, 2004 we did not hold any derivative financial instruments for speculative or trading purposes. The primary objective of our investment activities is the preservation of principal while maximizing investment income and minimizing risk. As of December 31, 2004, we had $9.7 million in cash, cash equivalents and short-term investments that mature in twelve months or less. Due to the short duration of these financial instruments, we do not expect that a change in interest rates would result in any material loss to our investment portfolio.

ITEM 4:  CONTROLS AND PROCEDURES

Based on an evaluation under the supervision and with the participation of the Company's management, including the Chief Executive Officer, the financial consultant assisting the acting Chief Financial Officer, and the acting Chief Operating Officer, the Company's principal executive officer and principal financial officer has concluded that the Company's disclosure controls and procedures (as defined under the Securities Exchange Act of 1934, as amended (Exchange Act)) were effective as of December 31, 2004 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no significant changes in the Company's internal control over financial reporting identified in management's evaluation during the first quarter of fiscal 2005 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

                          PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

COMPOSITE TECHNOLOGY CORPORATION V. ACQUVEST, INC., PAUL KOCH, VICTORIA KOCH, PATRICIA MANOLIS, AND MICHAEL TARBOX

The Orange County Superior Court Case No.03-CC-12640 was filed on October 16, 2003. CTC alleges causes of action for declaratory relief, breach of contract, fraudulent inducement, rescission, and economic duress arising out of certain alleged subscription and investment agreements executed between CTC, Acquvest, Inc., and Patricia Manolis. Purported "finder's fee" agreements are also at issue involving Paul Koch and Michael Tarbox. The Defendants deny CTC's material allegations, and Acquvest, Koch, and Manolis filed a Cross-Complaint on September 16, 2004. The parties stipulated to permit Cross-Complainants to amend the Cross-Complaint, which was filed on December 17, 2004. CTC has filed a demurrer to the Amended Cross-Complaint of Acquvest. Trial date has been set for May 9, 2005.

ASCENDIANT CAPITAL GROUP, LLC, MARK BERGENDAHL, AND BRADLEY WILHITE V. COMPOSITE TECHNOLOGY CORPORATION AND BENTON H. WILCOXON

The Orange County Superior Court Case No. 03CC13314 was filed on November 4, 2003. Ascendiant, Bergendahl, and Wilhite allege causes of action against defendants for breach of contract, specific performance, fraud and deceit, negligent misrepresentations, breach of covenant of good faith and fair dealing, and declaratory relief arising out of a business advisory and consulting agreement (the "Agreement") allegedly executed between CTC and Ascendiant. CTC denies the material allegations, and on November 10, 2003, CTC filed a case in Orange County Superior Court against Ascendiant, Bergendahl, and Wilhite, alleging causes of action for declaratory relief, breach of contract, fraudulent inducement, and economic coercion arising out of the Agreement as well as various unrelated business agreements between the plaintiffs and Wilcoxon. The principal parties are Ascendiant, Bergendahl, Wilhite, CTC, and Wilcoxon. On November 24, 2003, the court entered an order consolidating the cases. On January 15, 2004, the parties agreed to submit all claims and cross-claims arising out of the Agreement to binding arbitration before a neutral arbitrator at JAMS-Orange County. The remaining claims and cross-claims not arising out of the Agreement remain pending in Orange County Superior Court. The arbitration commenced on February 9, 2005.

J.P. TURNER & COMPANY, L.L.C. V. COMPOSITE TECHNOLOGY CORPORATION

J.P. Turner & Company, L.L.C. ("J.P. Turner") initiated an arbitration before the National Association of Securities Dealers in February 2004 alleging Composite Technology Corporation ("CTC") breached a finder's agreement by failing to pay certain fees to J.P. Turner. CTC disputes that any breach of the agreement took place and denies that J.P. Turner made any introductions of investors to CTC which directly lead to financing. CTC has filed a counterclaim against J.P. Turner alleging claims of fraud against J.P. Turner arising out of misrepresentations made by J.P. Turner concerning an investment opportunity. J.P. Turner seeks $200,000 in monetary damages, a warrant to purchase $200,000 common shares of CTC at an exercise price equal to the closing bid on December 17, 2003, pre-judgment interest as of December 18, 2003, reasonable attorneys' fees and costs. CTC seeks compensatory damages in an amount according to proof, punitive damages, and reasonable attorneys' fees and costs based upon its counterclaims. CTC filed its Statement of Answer and Counterclaims on May 17, 2004. The matter is presently set for hearing at the end of February 2005.

ADAM DEVONE V. COMPOSITE TECHNOLOGY CORPORATION, ET AL.

On September 10, 2004, Adam Devone filed a Complaint in Orange County Superior Court (Case No. 04-CC-09321) against Donner, Evan Wride and Global Research, Inc., Nutek, Inc., Zeta Centauri, Inc., Sherpa Financial & Investigations, Inc. and Multiplyingchurches.org, Inc. (collectively, the "Donner Parties") and CTC. Devone alleges a variety of claims against the Donner Parties based upon alleged contractual breaches and tortuous conduct related to a $200,000 loan made between Devone and the Donner Parties. CTC is only party to the last two causes of action for Imposition of Constructive Trust and Declaratory Relief. Devone did not seek monetary damages or costs against CTC. On October 8, 2004, CTC filed an Answer to the Complaint. On October 20, 2004, Multiplyingchurches.org, Inc. ("MC Org") filed a Cross-Complaint against CTC, Adam Devone, Sheryl Lyn Devone (Plaintiff's wife) and Roes 1-100 alleging claims for breach of contract against CTC and Roes 51-100 and tortious interference with contract against Plaintiff, his wife and Roes 1-50. MC Org alleges that CTC breached a warrant agreement by failing to issue shares thereunder and sought unspecified damages and an injunction compelling CTC to issue shares under the warrant agreement. CTC filed an Answer to MC Org's Cross-Complaint on November 19, 2004. On December 30, 2004, MC Org filed a request for dismissal of all claims against CTC pursuant to a settlement reached between MC Org and CTC. Pursuant to a confidential settlement agreement entered into by all parties named in this matter, a Notice of Settlement was filed on February 1, 2005 indicating that a dismissal of the Complaint would be filed within 10 days.

MICHAEL TARBOX V. COMPOSITE TECHNOLOGY CORPORATION, ET AL.

Michael Tarbox ("Tarbox") filed this action on October 13, 2004 in Orange County Superior Court (Case No. 04-CC-10345) against Paul Koch, Acquvest, CTC and Doe Defendants. Tarbox alleges that Koch made fraudulent transfers to Acquvest and the Doe defendants for the purpose of avoiding the debt owed to Tarbox. Tarbox alleges that CTC securities were intended to serve as security for a debt owed by Koch to Tarbox. Tarbox alleges that Defendants were not bona fide purchasers of the CTC securities since they were receiving such securities for the benefit of Tarbox. Tarbox further alleges that CTC breached an agreement to pay him a finder's fee in connection with investments made by Koch. Tarbox alleges that CTC's breach has caused him to suffer damages in excess of $750,000. CTC denies Tarbox's material allegations. On November 14, 2004, CTC filed a demurrer to the Complaint. Tarbox filed a First Amended Complaint. CTC filed an Answer to the First Amended Complaint.

JEREMIAH O'KEEFFE VS. C. WILLIAM ARRINGTON AND COMPOSITE TECHNOLOGY CORPORATION:

On December 31, 2004, Jeremiah O'Keeffe ("Plaintiff") filed suit against C. William Arrington and Composite Technology Corporation ("Defendants") in the District Court of Dallas, Texas (Case No. 04-13004-A). Plaintiff alleges causes of action for breach of agreement and quantum meruit, arising out of an alleged failure to compensate Plaintiff for unspecified services provided to Defendants. Plaintiff seeks compensatory damages, attorneys' fees, interest and costs. The Company and Mr. Arrington deny the claims and intend to vigorously defend against them.

ITEM 2--UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the first quarter of fiscal 2005, the Company issued 82,417 Series U warrants to two entities in connection with obtaining equipment lease financing for the Company. Each Series U warrant entitles the holder to purchase shares of unregistered, restricted common stock at $1.83 per share and expires on August 18, 2008. The Company may, subject to a 20 day notice, call the warrants if the common stock price is equal to or exceeds 200% of the exercise price.

In addition, during the first quarter of fiscal 2005, the Company issued 1,083,592 warrants to four entities in connection with an amendment to the Company's outstanding Debenture issue. Each warrant entitles the holder to purchase shares of common stock at $3.23 per share and expires on November 19, 2008.

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

ITEM 3 - DEFAULTS ON SENIOR SECURITIES

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our 2004 annual meeting of stockholders (the "2004 Annual Meeting") was held on October 28, 2004 at our offices at 2026 McGaw Avenue, Irvine, California 92614. Three proposals, as described in our Proxy Statement dated September 23, 2004, were voted on at the meeting. Following is a brief description of the matters voted upon and the results of the voting:

              1. Election of Directors:

              Nominee:                               Number of Shares:

              Benton H Wilcoxon                      For 85,628,589
                                                     Withheld 650,355
                                                     Against  391,005

              C. William  Arrington                  For 85,628,589
                                                     Withheld 650,355
                                                     Against  391,005

              2. Approval of an increase in the number of shares subject to the
                 2002 Non-Qualified Stock Compensation Plan by 15 million shares

              For            Against                 Abstain
              54,736,200     5,963,476               25,970,323

              3. Ratification of selection of Singer Lewak Greenbaum & Goldstein LLP, as the independent auditor for Composite Technology

              For            Against                 Abstain
              85,655,736     173,621                 840,642


ITEM 5 - OTHER INFORMATION

None

ITEM 6 - EXHIBITS

(a) Index to Exhibits

Number           Description

2.1(3) Articles of Merger of ElDorado Financial Group, Inc., a Florida corporation, into ElDorado Financial Group, Inc., a Nevada corporation.

2.2(1) Agreement and Plan of Reorganization By and Among Transmission Technology Corporation, Certain of its Stockholders, and ElDorado Financial Group, Inc. dated November 3, 2001.

3.1(3)      Articles of Incorporation of the Registrant.

3.2(12)     Bylaws of Registrant.

4.1 (9) Form of Securities Purchase Agreement including form of the Debenture attached as Exhibit A, form of the Registration Rights Agreement attached as Exhibit B thereto, form of the Common Stock Purchase Warrant attached as Exhibit C thereto, form of legal opinion attached as Exhibit D, form of Custodial and Security Agreement attached as Exhibit E, dated August 17, 2004.

10.1(3) 2001 Transmission Technology Corporation Incentive Compensation Stock Option Plan.

10.2(2) Technology License Agreement by and between W.B.G., Inc. and Transmission Technology Corporation dated May 7, 2001.

10.3(4) Composite Technology Corporation 2002 Non-Qualified Stock Compensation Plan.

10.4(9) Composite Technology Corporation Option Agreement - Dominic J. Majendie dated August 11, 2003.

10.5(5) Composite Technology Corporation Option Agreement - Benton Wilcoxon dated August 13, 2003.

10.6(5) Composite Technology Corporation Option Agreement - William Arrington dated August 13, 2003.

10.7(5) Composite Technology Corporation Option Agreement - Brent N. Robbins dated August 13, 2003.

10.8(9) Employment Agreement between Composite Technology Corporation and Dominic J. Majendie, dated October 1, 2003.

10.9(5) Lease Agreement between Composite Technology Corporation and CNH, LLC dated November 7, 2003.

10.10(6) Form of Securities Purchase Agreement, Registration rights Agreement and Common Stock Purchase Warrants, dated as of December 16, 2003.

10.11(9) Form of Securities Purchase Agreement including form of the Debenture attached as Exhibit A, form of the Registration Rights Agreement attached as Exhibit B thereto, form of the Common Stock Purchase Warrant attached as Exhibit C thereto, form of legal opinion attached as Exhibit D, form of Custodial and Security Agreement attached as Exhibit E, dated August 17, 2004.

10.12(13)   Letter Agreement between the Registrant and the city of Kingman,
            Kansas, dated November 11, 2003.

10.13(11)   Engagement Agreement between Composite Technology Corporation and
            Brian Brittsan, dated December 18, 2004.

10.14(8) Manufacturing Agreement between Composite Technology Corporation and General Cable Corp dated October 2,2004.

10.15(8) Distribution Agreement between Composite Technology Corporation and General Cable Corp dated October 2, 2004.

10.16(10)   Letter agreement between Composite Technology Corporation and
            Feldman Weinstein LLP, dated November 23, 2004.

10.17 Letter Agreement between Composite Technology Corporation and Midsummer Investment, Ltd., Bristol Investment Fund, Ltd., Islandia, L.P. and Omicron Trust dated January 21, 2005.

21(7)       Subsidiaries of the Registrant.

31.1 Rule13a-14(a) / 15d-14(a) Certification of Chief Executive Officer and Acting Chief Financial Officer

32.1 Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

----------

(1) Incorporated herein by reference to Form 8-K filed with the U. S. Securities and Exchange Commission on November 20, 2001.

(2) Incorporated herein by reference to Form 8-K filed with the U. S. Securities and Exchange Commission on January 11, 2002.

(3) Incorporated herein by reference to Form 10-KSB filed with the U. S. Securities and Exchange Commission on February 14, 2002.

(4) Incorporated herein by reference to Definitive Schedule 14C filed with the U.S. Securities and Exchange Commission on January 27, 2003.

(5) Incorporated herein by reference to Form 10-KSB filed with the U.S. Securities and Exchange Commission on February 4, 2004.

(6) Incorporated herein by reference to Form 8-K filed with the U.S. Securities and Exchange Commission on December 19, 2003.

(7) Incorporated herein by reference to Form SB-2 filed with the U.S. Securities and Exchange Commission on February 13, 2004.

(8) Incorporated herein by reference to Form 8-K filed with the U.S. Securities and Exchange Commission on October 7, 2004.

(9) Incorporated herein by reference to Form SB-2/A (File No. 333-118991) filed with the U.S. Securities and Exchange Commission on October 29, 2004.

(10) Incorporated herein by reference to Form 8-K filed with the U.S. Securities and Exchange Commission on November 24, 2004.

(11) Incorporated by reference to Form 8-K filed with the U.S. Securities and Exchange Commission on January 11, 2005.

(12) Incorporated herein by reference to Form 8-K filed with the U.S. Securities and Exchange Commission on January 18, 2005.

(13) Incorporated herein by reference to Form SB-2 filed with the U.S. Securities and Exchange Commission on January 25, 2005.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  COMPOSITE TECHNOLOGY CORPORATION
                                  (Registrant)

                                   By: /s/ Benton H Wilcoxon
                                   -------------------------
                                   Benton H Wilcoxon
                                   Chief Executive Officer


February 14, 2005