Form 10-Q
period 2005-03-31
COMPOSITE TECHNOLOGY CORP
filed 2005-05-03
CIK 317477

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                                   (Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.


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

YES |X| NO |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES |X| NO |_|

Indicate the number of shares outstanding of the issuer's common stock as of May 2, 2005


            CLASS                              NUMBER OF SHARES OUTSTANDING
            -----                              ----------------------------
   Common Stock, par value                          114,541,414 shares
       $0.001 per share

================================================================================

                        COMPOSITE TECHNOLOGY CORPORATION
                 Form 10-Q for the Quarter ended March 31, 2005
                                Table of Contents


                                                                                                     Page
                                                                                                     ----
PART I - FINANCIAL INFORMATION
Item 1 Financial Statements                                                                            3
Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations          15
Item 3 Quantitative and Qualitative Disclosures About Market Risk                                     32
Item 4 Controls and Procedures                                                                        32

PART II - OTHER INFORMATION
Item 1 Legal Proceedings                                                                              33
Item 2 Unregistered Sales of Equity Securities and Use of Proceeds                                    35
Item 3 Defaults on Senior Securities                                                                  35
Item 4 Submission of Matters to a Vote of Security Holders                                            36
Item 5 Other Information                                                                              36
Item 6 Exhibits                                                                                       37
SIGNATURE                                                                                             40

                         PART I - FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS
                        COMPOSITE TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
                           CONSOLIDATED BALANCE SHEET
                                   (unaudited)

                                                                                      March 31, 2005  September 30, 2004
                                                                                      --------------  ------------------
                                                                                        (unaudited)       (restated)
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                                  6,659,967       2,930,615
Restricted Cash                                                                                   --      10,010,060
Accounts receivable, net                                                                   2,500,000       2,501,994
Inventory                                                                                  1,162,528         788,799
Prepaid expenses and other current assets                                                    434,761         378,052
                                                                                        ------------    ------------

Total current assets                                                                      10,757,256      16,609,520

PROPERTY AND EQUIPMENT, net                                                                2,459,438       1,253,123
OTHER ASSETS                                                                                 224,026         218,600
                                                                                        ------------    ------------

TOTAL ASSETS                                                                            $ 13,440,720    $ 18,081,243
                                                                                        ------------    ------------

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITY
Accounts payable - trade                                                                $  1,572,529    $  1,841,535
Accrued payroll and related expenses                                                         109,583         122,621
Accrued legal settlement                                                                     116,366              --
Deferred revenue                                                                             564,750         564,750
Accrued officer compensation                                                                 255,619         264,561
Deferred gain on sale of fixed assets                                                         26,110          49,569
Lease obligation - current                                                                   384,813         251,782
                                                                                        ------------    ------------

Total current liabilities                                                                  3,029,770       3,094,818
                                                                                        ------------    ------------

LONG TERM LIABILITIES
Convertible notes, net of unamortized debt  discount                                       9,961,786       8,901,106
Lease obligation - long-term                                                                 653,643         482,600
                                                                                        ------------    ------------

Total long-term liabilities                                                               10,615,429       9,383,706
                                                                                        ------------    ------------

Total Liabilities                                                                         13,645,199      12,478,524
                                                                                        ------------    ------------

SHAREHOLDERS' EQUITY
Common stock, $.001 par value 200,000,000 shares authorized 114,541,414 shares issued        114,541         110,841
and outstanding
Deferred compensation - stock options                                                       (159,950)       (362,925)
Additional paid-in capital                                                                36,397,746      32,294,159
Deficit accumulated during the development stage                                         (36,556,816)    (26,439,356)
                                                                                        ------------    ------------

Total shareholder's equity (Deficit)                                                        (204,479)      5,602,719
                                                                                        ------------    ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                              $ 13,440,720    $ 18,081,243
                                                                                        ------------    ------------

The accompanying notes are an integral part of these financial statements

                        COMPOSITE TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
                CONDENSED, CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (UNAUDITED)
                FOR THE SIX MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (UNAUDITED)
               AND FOR THE PERIOD FROM MARCH 28, 2001 (INCEPTION)
                                TO MARCH 31, 2005
                                   (UNAUDITED)

                                                                                                                 For the Period
                                                                                                                   from March
                                  Three Months        Three Months         Six Months         Six Months            28, 2001
                                 ended March 31,     ended March 31,     ended March 31,     ended March 31,     (Interception)
                                       2005               2004                2005               2004           to March 31, 2005
                                ----------------    ----------------    ----------------    ----------------    ----------------
                                   (unaudited)          Restated           (unaudited)          Restated
                                ----------------    ----------------    ----------------    ----------------    ----------------
                                                      (unaudited)                              (unaudited)         (unaudited)
Revenue:
     Product Sales                            --                  --              46,485                  --              46,485
     Consulting Revenue                       --                  --                  --                  --          2,500,.000
                                ----------------    ----------------    ----------------    ----------------    ----------------

Total Revenue                                 --                  --              46,485                  --           2,546,485

Cost of production sales sold                 --                  --              30,894                  --              30,894
Cost of consulting revenue                    --                  --                  --                  --             314,548
                                ----------------    ----------------    ----------------    ----------------    ----------------

Gross margin                                  --                  --              15,591                  --           2,201,043

OPERATING EXPENSES
Officer compensation                      71,453              90,335             126,838             185,335           1,566,738
General and administrative               783,230           1,105,825           1,381,837           1,568,637           6,420,123
Legal, professional, &                 1,308,586             386,416           4,164,416             822,253          15,524,639
consulting
Research and development               1,139,749           1,515,676           2,219,400           1,978,985           9,679,873
Sales and Marketing                      232,453             254,221             505,242             565,838           3,126,534
Depreciation                             124,952              22,047             236,328              31,238             412,542
                                ----------------    ----------------    ----------------    ----------------    ----------------

Total operating expenses               3,660,423           3,374,520           8,634,061           5,152,286          36,730,449
                                ----------------    ----------------    ----------------    ----------------    ----------------

LOSS FROM OPERATIONS                  (3,660,423)         (3,374,520)         (8,618,470)         (5,152,286)        (34,529,406)
                                ----------------    ----------------    ----------------    ----------------    ----------------

OTHER INCOME /EXPENSE
Interest expense                        (783,570)               (147)         (1,534,789)               (147)         (1,949,353)
Interest income                            5,284                  --              32,544                  --              46,441
Gain on sale of assets                        --                  --               4,256                  --              13,732
Carrying value impairment
adjustment on investments in
other companies                           (1,000)                 --              (1,000)                 --            (138,230)
                                ----------------    ----------------    ----------------    ----------------    ----------------

Total other income/expense              (779,286)               (147)         (1,498,989)               (147)         (2,027,410)
                                ----------------    ----------------    ----------------    ----------------    ----------------

NET LOSS                              (4,439,709)         (3,374,667)        (10,117,459)         (5,152,433)        (36,556,816)
                                ----------------    ----------------    ----------------    ----------------    ----------------

BASIC AND DILUTED LOSS PER
SHARE                                      (0.04)              (0.03)              (0.09)              (0.05)
Loss per share                             (0.04)              (0.03)              (0.09)              (0.05)
                                ----------------    ----------------    ----------------    ----------------

TOTAL BASIC AND DILUTED LOSS
PER SHARE AVAILABLE TO COMMON
SHAREHOLDERS                               (0.04)              (0.03)              (0.09)              (0.05)

WEIGHT-AVERAGE COMMON SHARES
OUTSTANDING                          114,227,327         102,155,003         113,020,722         100,775,400
                                ----------------    ----------------    ----------------    ----------------

The accompanying notes are an integral part of these financial statements.

                        COMPOSITE TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
                CONDENSED, CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE SIX MONTHS ENDED MARCH 31, 2005 AND 2004 (UNAUDITED)
      AND FOR THE PERIOD FROM MARCH 28, 2001 (INCEPTION) TO March 31, 2005
                                   (UNAUDITED)

                                                                                                             For the Period
                                                                                                               from March
                                                                                 For the       For the six       28,2001
                                                                               six months     months ending  (Interception)
                                                                             ending March 31,   March 31,      to March 31,
                                                                                  2005           2004             2005
                                                                              ------------    ------------    ------------
                                                                              (unaudited)       Restated       (unaudited)
                                                                                              (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                       (10,117,459)     (5,152,286)   $(36,556,816)
Adjustments to reconcile net loss to net cash used in operating activities:
    Accretion of deferred gain on PP&E                                             (23,459)             --         (32,935)
    Loss on sale of fixed assets                                                    16,411              --          16,411
    Depreciation                                                                   124,952          31,239         301,166
    Amortization of prepaid expenses originally paid with common                        --         325,199         218,993
stock
    Interest on fixed conversion features                                        1,060,680              --       1,325,849
    Issuance of common stock for services                                          271,765         133,549       8,857,320
    Issuance of common stock for legal settlements                                      --              --         832,750
    Issuance of warrants for services                                            2,079,523              --       3,953,883
    Issuance of warrants for legal settlement                                           --              --          11,750
   Expense related to issuance of common stock at less than fair                        --              --         603,500
value
   Compensation expense related to fair value of stock options                     202,975         208,901       1,504,325
   Compensation expense related to modification of stock options                        --         282,651         364,277
   Compensation expense related to modification of stock warrants                       --              --       1,540,000
   Carrying value impairment adjustment on investments in other                      1,000              --         138,230
companies
(Increase) decrease in Assets:
   Restricted Cash                                                              10,010,060              --              --
   Accounts Receivable                                                               1,994              --      (2,500,000)
   Inventory                                                                      (361,855)             --      (1,150,654)
   Prepaid Expenses                                                                115,911        (203,984)         94,410
   Capitalized construction costs                                                  (11,874)             --        (218,153)
   Other assets                                                                    (66,668)             --        (276,268)
Increase (Decrease) in Liabilities
   Accounts payable - trade                                                       (269,006)        978,130       1,580,546
   Accrued legal settlement                                                        116,366         (49,066)        116,366
   Accrued payroll and related expenses                                            (13,038)         22,043         109,583
   Accrued officer compensation                                                     (8,942)          7,385         255,619
   Deferred revenue                                                                     --         303,500         564,750
                                                                              ------------    ------------    ------------
Net cash provided by (used in) operating activities                              3,129,335      (3,112,739)    (18,345,098)
                                                                              ------------    ------------    ------------

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of property and equipment                                                (895,795)       (656,403)     (1,966,088)
Proceeds from sale of assets                                                            --              --         500,000
Investments in other companies                                                          --              --         (40,000)
                                                                              ------------    ------------    ------------
Net cash provided by (used in) investing activities                               (895,795)       (656,403)     (1,506,088)
                                                                              ------------    ------------    ------------

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible debentures                                        --              --      15,000,000
Proceeds from notes payable                                                             --              --         253,000
Payments on capital lease assets                                                  (147,809)             --        (213,427)
Proceeds from sale of preferred stock                                                   --              --         132,000
Proceeds from exercise of options                                                  195,000              --         755,000
Proceeds from exercise of warrants                                               1,448,621         219,375       4,345,399
Common Stock Subscription Receivable                                                    --         (98,522)             --
Proceeds from sale of common stock                                                      --       3,403,504       6,476,211
Payment for costs associated with the sale of common stock                              --        (220,030)       (237,030)
                                                                              ------------    ------------    ------------
Net cash provided by financing activities                                        1,495,812       3,304,327      26,511,153
                                                                              ------------    ------------    ------------

Net increase/(decrease) in cash and cash equivalents                             3,729,352        (464,815)      6,659,967
CASH AND CASH EQUIVALENTS, BEGINNING OF  PERIOD                                  2,930,615       1,130,498              --
                                                                              ------------    ------------    ------------

CASH AND CASH EQUIVALENTS, END OF  PERIOD                                        6,659,967    $    665,683       6,659,967
                                                                              ------------    ------------    ------------

SUPPLEMENTAL DISCLOSERS OF CASH FLOW  INFORMATION
INTEREST PAID                                                                      501,690              --         884,486
INCOME TAX PAID                                                                      1,600              --           1,600
                                                                              ------------    ------------    ------------

The accompanying notes are an integral part of these financial statements

Supplemental Schedule for Non Cash Financing Activities

During the first quarter of fiscal 2005, the Company approved for issuance 82,417 Series U warrants to two entities in connection with obtaining equipment lease financing for the Company. Each Series U warrant entitles the holder to purchase one share of unregistered, restricted common stock at $1.83 per share and expires on August 18, 2008. The Company may, subject to a 20 day notice, call the warrants if the common stock price is equal to or exceeds 200% of the exercise price. The Company valued the warrants using the modified Black-Scholes-Merton option pricing model at a fair value per warrant of $1.04. The Company recognized $85,714 of compensation expense for services rendered recorded in Legal, Consulting, and Professional Fees expense.

During the first quarter of fiscal 2005, the Company issued 1,083,592 warrants in connection with obtaining an amendment to the Debenture held by Midsummer Investment, Ltd, Bristol Investment Fund, Ltd, Islandia L.P. and Omicron Master Trust. Each warrant entitles the holder to purchase one share of unregistered, restricted common stock at $3.23 per share and expires on November 19, 2008. The warrants were valued using the modified Black-Scholes-Merton option pricing model at a fair value per warrant of $1.84 and the Company recognized $1,993,809 of compensation expense for services rendered in Legal, Consulting, and Professional Fees expense.

During the second quarter of fiscal 2005, the Company issued 150,000 Common Shares valued at $2.77 per share and registered under the Company's Form S-8 to one consultant in payment of services related to intellectual property rights.

During the six months ended March 31, 2005, 33,332 Series K warrants exercisable at $0.46 per warrant were exercised on a cashless exercise basis.

During the six months ended March 31, 2005, 250,000 Series L warrants exercisable at $0.42 per warrant were exercised on a cashless exercise basis.

During the six months ended March 31, 2005, the Company acquired fixed assets under a capital lease agreement in the amount of $451,883.

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

ACCC cable is commercially available in the United States and Canada through distribution and purchase agreements between General Cable Industries, Inc. and the Company's wholly owned subsidiary, CTC Cable Corporation and elsewhere worldwide directly from the Company.

NOTE 2 - RESTATEMENT AND RECLASSIFICATIONS

In May 2005, the Company determined that certain fiscal 2004 transactions with employee and settlements of former employee non-qualifying stock options that were exercised on a "cashless" basis were improperly recorded. For these transactions, both the exercise price and any payroll taxes owed by the employee or former employees were allowed to be paid for in shares of the stock exercised. Under FIN 44, such changes are considered to be modifications of the option grant and the transactions are required to be accounted for at the fair value of the stock issued on the date of the cashless exercise.

In May, 2005, the Company also reclassified certain consulting related expenses in the Statement of Operations for the three and six months ended March 31, 2004.

Below is the effect to the Balance Sheet as of March 31, 2004 and the Statements of Operations for the three and six months ended March 31, 2004:

Balance Sheet as of March 31, 2004

                                      As Originally   Restatement        As
                                        Reported       Adjustment     Restated
 Shareholders' Deficit
Additional paid-in capital               16,842,552       282,945 1  17,125,497
                                        -----------   -----------   -----------
 Deficit accumulated during the
   development stage                    (16,632,419)     (282,945)1 (16,915,364)
                                        -----------   -----------   -----------
 Total stockholders' deficit               (219,757)                   (219,757)
                                        -----------   -----------   -----------

 Total liabilities & shareholders'
   deficit                                1,988,569            --     1,988,569
                                        ===========   ===========   ===========

Statement of Operations for
 Three months ended March 31, 2004

                                      As Originally   Restatement        As
                                         Reported      Adjustment     Restated
Operating Expenses
General and administrative                  956,543       266,529
                                                         (117,246)1   1,105,826
                                       ------------    ----------    ----------
Legal, Professional, and consulting       1,111,842        13,750 2
                                                         (739,176)2     386,416
                                       ------------    ----------    ----------
Research and Development                    806,505       709,171 2   1,515,676
                                       ------------    ----------    ----------
Sales and Marketing                              --         2,666 1
                                                          251,555 2     254,221
                                       ------------    ----------    ----------
Compensation expense related to fair
value of stock options legal                 64,125       (64,125)2          --
                                       ------------    ----------    ----------
Compensation expense related to fair
value of stock options research and
development                                  40,325       (40,325)2          --
                                       ------------    ----------    ----------

                                       ------------    ----------    ----------
Interest Expense                                 --           147 2         147
                                       ------------    ----------    ----------
 Net loss                                (3,091,722)     (282,945)   (3,374,667)

Statement of Operations for Six months ended March 31, 2004

                                      As Originally   Restatement        As
                                         Reported      Adjustment     Restated
Operating Expenses
General and administrative                1,554,279       266,529 1
                                                         (252,171)2   1,568,637
                                       ------------  ------------    ----------
Legal, Professional, and consulting       1,683,925        13,750 1
                                                         (875,422)2     822,253
                                       ------------  ------------    ----------
Research and Development                  1,205,810       773,175 2   1,978,985
                                       ------------  ------------    ----------
Sales and Marketing                              --         2,666 1
                                                          563,172 2     565,838
                                       ------------  ------------    ----------
Compensation expense related to fair
value of stock options legal                128,250      (128,250)2          --
                                       ------------  ------------    ----------
Compensation expense related to fair
value of stock options research and
development                                  80,650       (80,650)2          --
                                       ------------  ------------    ----------

                                       ------------  ------------    ----------
Interest Expense                                 --           147 2         147
                                       ------------  ------------    ----------
 Net loss                                (4,869,488)     (282,945)   (5,152,433)

1) During fiscal 2004, the Company allowed for the cashless exercise of non qualifying employee stock options to four former employees as part of the settlement of their option vesting and to one employee. A total of 280,265 shares were exercised between $0.25 per share and $1.00 per share. As a result of these transactions, the Company had initially recorded $64,005 in compensation expense. Under FIN 44, a cashless exercise where the exercise price is paid for by the stock being exercised is considered to be a modification of the option grant and the fair value of the transaction must be recorded as expense. For the 280,265 shares exercised, 237,220 shares of Common Stock of the Company were issued and additional compensation expense was recorded as follows: the fair value was determined using the difference between the closing market value of the Company's common stock on the date of each underlying transaction and the exercise price per share of the options exercised. For fiscal 2004, the total additional expense of $364,277 represents the fair value of the 280,265 shares, valued at $496,217 less the exercise cost of $65,935 and less the previously recorded expense of $64,005. For the three and six months ended March 31, 2005, three individuals exercised 185,265 options at an exercise price of between $0.25 and $0.53 per share resulting in additional compensation expense of $282,945. The Company does not intend to allow for the cashless exercise of additional stock options in the future.

2) During the preparation of the quarterly filing for the period ending March 31, 2005, the Company changed classification of certain consulting expenses related to general and administrative, product development, and sales and marketing activities. To be consistent with the current period presentation, certain operating expense balances for the three and six month periods ending March 31, 2004 were reclassified. No additional expense was recorded as a result of this reclassification.

NOTE 3 - GOING CONCERN
The Company has received a report from its independent auditors for the year ended September 30, 2004 that includes an explanatory paragraph describing the uncertainty as to the Company's ability to continue as a going concern. These consolidated financial statements contemplate the ability to continue as such and do not include any adjustments that might result from this uncertainty.

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The results of operations for the interim period ended March 31, 2005 are not necessarily indicative of the operating results that may be reported for the fiscal year ending September 30, 2005 or for any other future period.

Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

Restricted Cash
Restricted cash equivalents at September 30, 2004 consisted of $10,010,060 held in escrow pursuant to the conditions of the $15,000,000 Debenture offering issued in August, 2004. The restriction condition was released in November, 2004 by the Debenture holders as a result of a renegotiation and issuance of additional warrants to purchase shares of our Common Stock and the cash was released to the company.

Revenue Recognition
Revenues are recognized based on guidance provided in the Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 104 "Revenue Recognition in Financial Statements," as amended (SAB 104). Accordingly, our general revenue recognition policy is to recognize revenue when there is persuasive evidence of an arrangement, the sales price is fixed or determinable, collection of the related receivable is reasonably assured, and delivery has occurred or services have been rendered.
The Company derives, or seeks to derive revenues from two sources:
(1) Product revenue which includes revenue from the sale of composite core, wrapped composite core, and other electric utility related products.
(2) Consulting revenue, which includes engineering, product design, and service fees that we receive under customer agreements related to the installation and design of our product sale solutions.
In addition to the above general revenue recognition principles prescribed by SAB 104, our specific revenue recognition policies for each revenue source are more fully described below.

PRODUCT SALES. Product revenues are generally recognized when product shipment has been made and title has passed to the end user customer. Product revenues consist primarily of revenue from the sale of: (i) wrapped composite core to utilities either sold directly by the Company or through our distributor, ii) composite core sold to a cable wrapping partner not subject to a distributor agreement and where title passes to the partner, or iii) cable core hardware sold to utility companies. For most product sales, we expect that the terms of sales generally will not contain provisions that will obligate us to provide additional products or services after installation to end users. We recognize revenue: (i) upon shipment when products are shipped FOB shipping point or (ii) upon delivery at the customer's location when products are shipped FOB destination.

CONSULTING REVENUE Consulting revenues are generally recognized as the consulting services are provided. We have entered into service contract agreements with electric utility and utility services companies that generally require us to provide engineering or design services, often in conjunction with current or future product sales. In return, we receive engineering service fees payable in cash. For multiple element contracts where there is no vendor specific objective evidence (VSOE) that would allow the allocation of an arrangement fee amongst various pieces of a multi-element contract, fees received in advance of services provided are recorded as deferred revenues until additional operational experience or other vendor specific objective evidence becomes available, or until the contract is completed.

During its history, the Company has entered into revenue bearing contracts of a long term (greater than one year) duration. Due to a lack of operational history resulting in low reliability of estimates on interim rates of completion of such contracts, revenues associated with long term contracts are recognized on the completed-contract method of accounting. Under this method, billings and costs are accumulated during the period of installation, but no revenues are recorded before the completion of the work. Costs of revenues are capitalized and are recorded in other current assets. Provisions for estimated losses on uncompleted contracts are made at the time such losses are determined. Operating expenses, including indirect costs and administrative expenses, are charged as incurred to periodic income and not allocated to contract costs.

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

Stock-Based Compensation
The Company accounts for Stock Based Compensation according to the guidelines of Staff Accounting Bulletin No. 107 which incorporates the interaction between Statement of Financial Accounting Standards Statement 123 and certain SEC rules and regulations. SFAS No. 123, "Accounting for Stock Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," defines a fair value based method of accounting for stock-based compensation. However, SFAS No. 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25,"Accounting for Stock Issued to Employees." Entities electing to remain with the accounting method of APB No. 25 must make pro forma disclosures of net income and earnings per share as if the fair value method of accounting defined in SFAS No. 123 had been applied. The Company has elected to account for its stock-based compensation to employees using the intrinsic value method under APB No. 25. In December 2004, SFAS No. 123 was revised and eliminated the ability to account for share-based compensation transactions using the intrinsic value method under APB Opinion No. 25, effective the first interim or annual period beginning after June 15, 2005 for public companies. The effective date for the Company will be beginning fourth quarter of fiscal 2005.

The Company has adopted the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation cost other than that required to be recognized by APB No. 25, the difference between the fair value of the Company's common stock at the grant date and the exercise price of the options has been recognized. Had compensation cost for the Company's Stock Plan been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share for the six months ended March 31, 2005 and 2004 would have been increased to the pro forma amounts indicated below:

                                       Three months
                                       end March 31,       Three months end        Six months end         Six months end
                                           2005            March 31, 2004         March 31, 2005         March 31, 2004
                                     -----------------    ------------------    -------------------    -------------------
Net loss, as reported                     (4,439,709)          $(3,374,667)           (10,117,459)           $(5,152,433)
Deduct total stock based employee
compensation expense determined
under fair value method for all
awards, net of tax                          (329,269)             (296,711)              (748,511)              (649,098)
                                     -----------------    ------------------    -------------------    -------------------

Net loss, pro forma                       (4,768,978)          $(3,671,378)           (10,865,970)          $ (5,801,531)
                                     -----------------    ------------------    -------------------    -------------------

Earnings per common share
Basic, as reported                             (0.04)                (0.03)                 (0.09)                 (0.05)
Basic, pro forma                               (0.04)                (0.04)                 (0.10)                 (0.06)
Diluted, as reported                           (0.04)                (0.03)                 (0.09)                 (0.05)
Diluted, pro forma                             (0.04)                (0.04)                 (0.10)                 (0.06)

Principles of Consolidation
The consolidated financial statements include the accounts of CTC and its wholly owned subsidiaries (collectively, the "Company"). All inter-company accounts and transactions are eliminated in consolidation.

Research and Development Expenses
Research and development expenses are charged to operations as incurred.

Accounts Receivable

The Company has a $2,500,000 account receivable from one entity relating to engineering services provided during fiscal 2004 for an electrical line project in Kansas. The Company has received a progress payment on this receivable in April, 2005 and has entered into a payment schedule for repayment of the entire receivable by July, 2005.

Inventory
Inventory consists primarily of the following:

                                      ---------------    ---------------
                                         March 31,         September 31,
                                           2005                2004
                                      ---------------    ---------------
              Raw Materials                  348,202             55,718
              Finished Goods                 814,326            733,081
                                             -------            -------
              Total                        1,162,528            788,799

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

The following common stock equivalents were excluded from the calculation of diluted loss per share for the six months ended March 31, 2005 and 2004 since their effect would have been anti-dilutive:

                                                       March 31
                                             -----------------------------
                                                 2005            2004
                                             -------------    ------------
     Convertible Debentures, if converted       8,982,036               0
     Options for common stock                   6,790,336       6,890,398
     Warrants                                  11,211,616      12,789,569

Concentration of Credit Risk
The Company has an $2,500,000 account receivable from one entity relating to engineering services provided during fiscal 2004. The Company expects receipt of payment by the end of the second quarter of fiscal 2005. The Company has received a progress payment on this receivable in April, 2005 and has entered into a payment schedule for repayment of the entire receivable by July, 2005.

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

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2005 consisted of the following:

                      Manufacturing equipment                    2,157,810
                      Office furniture equipment                   304,417
                      Leasehold improvements                       357,193
                                                            ---------------
                                                                 2,819,420
                         Less accumulated depreciation           (359,982)
                                                            ---------------
                              TOTAL                              2,459,438
                                                            ---------------

Depreciation expense was $236,328, $31,239, and $301,166 for the six months ended March 31, 2005 and 2004 and the period from March 28, 2001 (inception) to March 31, 2005, respectively.

NOTE 6 - COMMITMENT AND CONTINGENCIES

In November 2004, the Company committed to a $450,000 capital lease with a financial institution. The lease was funded during the six months ended March 31, 2005. The Company is obligated to pay total monthly lease payments of $14,197 for a total of 42 months and will have the option to purchase the equipment for the fair market value, subject to a minimum of 10% and maximum of 20% of equipment cost. The Company allocated 12,362 Series U warrants as part of the lease terms (See Note 7C - Warrants).

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

The Company has a $3 million commitment for equipment lease financing, subject to completing due diligence, from a financial institution. The lease is for a term of 42 months, has total monthly payments of $84,240 if fully funded and, at the end of the lease term, the Company has the option of purchasing the equipment for fair market value, subject to a minimum of 10% and a maximum of 20% of the equipment cost. As part of this commitment, the Company made a deposit of $5,000 and allocated 70,055 Series U warrants to be paid upon lease funding as part of the lease terms (See Note 6- Common Stock).

On March 2, 2005, an Arbitration Panel of the Superior Court of Fulton County, State of Georgia in the case of J.P. Turner & Company, L.L.C. v. Composite Technology Corporation awarded the plaintiff compensatory damages in the amount of $106,763 plus interest. As of March 31, 2005, the Company has recorded an accrual of $116,366 representing the total amount of the damages plus accrued interest through March 31, 2005.

NOTE 7 - SHAREHOLDERS' EQUITY

A.  COMMON STOCK

During the second quarter of fiscal 2005, the Company issued 150,000 Common Shares valued at $2.77 per share and registered under the Company's Form S-8 to one consultant in payment of services related to intellectual property rights.

During the six month period ending March 31, 2005 the Company issued a total of 257,352 shares of Common Stock pursuant to cashless warrant exercises and 2,822,742 shares of Common Stock pursuant to warrant exercises at prices between $0.25 and $2.04 per warrant for total cash proceeds of $1,448,621

During the six month period ending March 31, 2005, the Company issued a total of 480,000 shares of Common Stock pursuant to option exercises for cash at prices between $0.25 and $1.75 per share for total cash proceeds of $195,000.

B.  STOCK OPTIONS

Stock Plan
During the six month period ending March 31, 2005 the Company issued to one employee 100,000 options to purchase an equivalent number of shares registered under the Company's Form S-8, at an exercise price of $1.68. These options were cancelled in February, 2005. During the six month period ending March 31, 2005, the Company issued to two employees 175,000 options to purchase an equivalent number of shares registered under the Company's Form S-8, at an exercise price of $4.02. 100,000 of these options were cancelled in February, 2005.

During the six months ended March 31, 2005, 430,000 options were exercised to purchase common stock for total cash consideration of $107,500, at $0.25 per share. During the six months ended March 31, 2005, 50,000 options were exercised to purchase common stock for total cash consideration of $87,500, at $1.75 per share.

On October 28, 2004, the Company's shareholders approved an increase of 15 million shares subject to the 2002 Non-Qualified Stock Compensation Plan.

The following table summarizes all Stock Plan activity through March 31, 2005.

                                                            Average
                                            Number          Exercise
                                           of Shares         Price

Outstanding, March 18, 2001 (inception)             --    $         --
     Granted                                 1,357,740    $       0.35
                                          ------------

Outstanding, September 30, 2001              1,357,740    $       0.35
     Granted                                 5,950,000    $       0.35
     Exercised                              (2,000,000)   $       0.24
                                          ------------

Outstanding, September 30, 2002              5,307,740    $       0.39
     Granted                                 3,950,000    $       0.46
     Exercised                                (110,000)   $        .25
     Cancelled                              (1,000,000)   $       0.69
                                          ------------

Outstanding, September 30, 2003              8,147,740    $       0.36
     Granted                                   969,904    $       1.00
     Exercised                                (497,220)   $       0.11
     Cancelled                              (1,425,088)   $       0.30
                                          ------------

Outstanding, September 30, 2004              7,195,336    $       0.37
     Granted                                   275,000    $       3.17
     Exercised                                (480,000)   $       0.41
     Cancelled                                (200,000)   $       2.85
OUTSTANDING, March 31, 2005                  6,790,336    $       0.40
                                          ============

EXERCISABLE, March 31, 2005                  3,762,744    $       0.37
                                          ============

C.  WARRANTS

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

In addition, during the first quarter of fiscal 2005, the Company issued 1,083,592 warrants in connection with obtaining an amendment to the Convertible Debentures held by Midsummer Investment, Ltd, Bristol Investment Fund, Ltd, Islandia L.P. and Omicron Master Trust. Each warrant entitles the holder to purchase one share of unregistered, restricted common stock at $3.23 per share and expires on November 19, 2008. The Company recognized $1,993,809 of compensation expense as a result of this amendment transaction.

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

Cashless Exercises
During the six months ended March 31, 2005, 33,332 Series K warrants exercisable at $0.46 per warrant were exercised on a cashless exercise basis. The Company issued 28,352 Common Shares as a result of these transactions. During the six months ended March 31, 2005, 250,000 Series L warrants exercisable at $0.42 per warrant were exercised on a cashless exercise basis. The Company issued 229,000 Common Shares as a result of this transaction.

Cash exercises
During the six months ended March 31, 2005, 572,242 warrants issued in 2002 were exercised for total cash consideration of $286,121 at $0.50 per share. During the six months ended March 31, 2005, 1,338,000 Series E warrants were exercised for total cash consideration of $334,500, at $0.25 per share. During the six months ended March 31, 2005, 500,000 Series N warrants were exercised for total cash consideration of $250,000, at $0.50 per share. During the six months ended March 31, 2005, 212,500 Series P warrants were exercised for total cash consideration of $170,000, at $0.80 per share. During the six months ended March 31, 2005 200,000 warrants issued in 2003 were exercised for total cash consideration of $408,000 at $2.04 per share

The following table summarizes all Warrant activity through March 31, 2005:

                                             Number      Weighted-Average
                                            of Shares    Exercise Price

Outstanding, March 18, 2001 (inception)             --    $         --
     Granted                                 1,905,600    $       1.26
                                          ------------    ------------

Outstanding, September 30, 2001              1,905,600    $       1.26
     Granted                                   848,630    $       0.50
     Exercised                                  (7,940)   $       1.26
                                          ------------

Outstanding, September 30, 2002              2,746,290    $       1.03
     Granted                                14,919,667    $       0.46
     Exercised                                (267,500)   $       0.29
                                          ------------

Outstanding, September 30, 2003             17,398,457    $       0.55
     Granted                                 7,359,446    $       1.58
     Exercised                              (6,785,222)   $       0.42
     Cancelled                              (4,821,000)   $       0.49
                                          ------------

Outstanding, September 30, 2004             13,151,681    $       0.81
     Granted                                 1,166,009    $       3.13
     Exercised                              (3,106,074)   $       0.50
                                          ------------

OUTSTANDING, March 31, 2005                 11,211,616    $       1.47
                                          ============

EXERCISABLE, March 31, 2005                 11,211,616    $       1.47
                                          ============

Note 8 - SUBSEQUENT EVENTS

On April 14, 2005, the Company was served with notice that a Writ of Attachment was granted to the plaintiffs of the pending litigation matter entitled Composite Technology Corporation v. Acquvest (OCSC Case No. 03 CC 12640). The Court granted plaintiffs and cross-complainants application for Writs of Attachment allowing for the attachment of the Company's assets totaling $2.55 million. The Court had denied two prior applications by the plaintiff and cross-complainant for Writs of Attachment. The Company immediately filed a Notice of Appeal on April 14, 2005 and an Emergency Writ on April 18, 2005 with the California Courts of Appeal to challenge the Courts decision to grant the Writs of Attachment and to stay the Writs of Attachment. Additionally, the Company is working to arrange to post the bond to stay the attachment of the entire amount subject to the Writs of Attachment. The Company believes that the Court committed reversible error by granting the Writs of Attachment and intends to vigorously seek to reverse it.

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

OVERVIEW

We develop and market composite related products for the electrical utility industry and provide engineering, product design, and other services related to the design and installation of our products to the global electrical utility industry that are designed to improve the performance and capacity of transmission and distribution electrical grids. Our principal product is our proprietary patent pending composite reinforced conductor known as Aluminum Conductor Composite Core, or ACCC cable. Our ACCC cable is designed to transmit more power than conventional cables of the same diameter, create energy savings through less line losses under comparable operating conditions, and significantly reduce sag caused by overheating due to power overloads. We believe that ACCC cable enables utility companies, power producers and transmission or distribution owners to easily replace transmission lines using standard installation techniques and equipment without modification to existing towers and in many cases avoid the deployment of new towers and the establishment of easements, all of which may be costly, time consuming, controversial and harmful to the environment.

ACCC cable is now commercially available for sale in the U.S. and Canadian markets through a strategic partnership with an existing cable manufacturer, General Cable Industries, Inc., and worldwide, on a limited basis, directly from the Company.

Our marketing strategy for ACCC is to penetrate the domestic U.S. and Canadian markets through our strategic partnership with General Cable and to negotiate similar partnerships globally to market the product internationally. Our product and production development strategy is to develop and market follow-on products serving the utility industry using our proprietary composite materials technologies by taking initial concepts to commercially promising prototype, then moving to small scale production, making relevant product modifications to optimize the combination of manufacturability and performance. Following optimization, pilot production is organized to mimic factory conditions under close monitoring. During this process, the optimal commercial production parameters and product design are documented so that the technology will be available for licensing or transfer to third parties or subsidiaries in a full scale factory launch.

At the beginning of the first quarter of Fiscal 2005, on October, 2, 2004, our wholly owned subsidiary, CTC Cable Corporation, entered into two separate agreements for the manufacture and distribution of our proprietary ACCC cable with General Cable Industries, Inc., the principal U.S. operating subsidiary of General Cable Corporation.

Under the Purchase Agreement, General Cable has been granted exclusive manufacturing rights to wrap, or apply aluminum strand around our ACCC composite core, providing a finished ACCC conductor cable in Canada and the U.S. to be installed and operated in the U.S. and Canada. Pursuant to the terms of this agreement, we have agreed to purchase articles, materials, services or equipment from General Cable for the manufacture of ACCC conductor cable at prices no higher than prices that General Cable would provide to its best commercial customer, subject to General Cable's right to modify prices upon material increases in any of General Cable's raw material costs. General Cable has agreed to certify that its materials, equipment and services covered by the purchase orders comply with the utility cable industry standard specifications and manufacturing processes as well as our specifications. It also warrants for a time period of 12 months after installation, excluding all other warrants, that the wrapped products sold under the purchase orders will meet government approved specifications in the U.S. or Canada and will comply with all specifications and standards agreed upon with CTC in writing. This warranty is not effective more than 20 months from the date of our invoice covering the products. Under the terms of this agreement, General Cable's liability is limited to replacement of any wire or cable that does not substantially meet the manufacturing specifications or fails during normal use within one year from the date of installation and such failure was caused by defects in material or workmanship at time of shipment. Our liability is limited to replacement of products within the warranty period that are defective due to failure of the core to meet applicable specifications or failure to perform as part of a finished product. The agreement terminates on December 31, 2007, unless terminated earlier in the event General Cable is unable to supply products or we are unable to accept delivery of products due to causes beyond our or General Cable's control.

Under the Distribution Agreement, General Cable is appointed a non-exclusive distributor for the marketing and sale of all ACCC cable wrapped by General Cable that conform with applicable industry standards for the U.S. and Canadian markets only. Pursuant to the terms of the agreement, General Cable has agreed, at its expense, to assist CTC in promotional and marketing activities in the U.S. and Canada, coordinate its sales efforts with CTC and establish and maintain a place of business as necessary to provide customer support and marketing coverage in the U.S. and Canada. The agreement grants General Cable a license to use trademarks and trade names used by CTC for the term of the agreement. This agreement terminates on December 31, 2007 and automatically renews from year to year, unless either party gives prior written notice of non-renewal or earlier termination pursuant to the terms of the agreement. General Cable has the right to terminate the agreement at any time without cause upon 90-day prior written notice. General Cable or CTC may terminate the agreement upon uncured breach by the other party or in the event General Cable is unable to supply products or we are unable to accept delivery of products due to causes beyond our or General Cable's control. The agreement automatically terminates in the event of either party's bankruptcy or insolvency, or if performance is impossible or commercially impracticable.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations is based upon the condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenue and expense during the periods. These estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. We have identified those critical accounting policies used in reporting our financial position and results of operations based upon a consideration of those accounting policies that involve the most complex or subjective decisions or assessment. We consider the following to be our critical policies.

Revenue Recognition
Revenues are recognized based on guidance provided in the Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 104 "Revenue Recognition in Financial Statements," as amended (SAB 104). Accordingly, our general revenue recognition policy is to recognize revenue when there is persuasive evidence of an arrangement, the sales price is fixed or determinable, collection of the related receivable is reasonably assured, and delivery has occurred or services have been rendered.
The Company derives, or seeks to derive revenues from two sources:
(1) Product revenue which includes revenue from the sale of composite core, wrapped composite core, and other electric utility related products.
(2) Consulting revenue, which includes engineering, product design, and service fees that we receive under customer agreements related to the installation and design of our product sale solutions.
In addition to the above general revenue recognition principles prescribed by SAB 104, our specific revenue recognition policies for each revenue source are more fully described below.

PRODUCT SALES. Product revenues are generally recognized when product shipment has been made and title has passed to the end user customer. Product revenues consist primarily of revenue from the sale of: (i) wrapped composite core to utilities either sold directly by the Company or through our distributor, ii) composite core sold to a cable wrapping partner not subject to a distributor agreement and where title passes to the partner, or iii) cable core hardware sold to utility companies. For most product sales, we expect that the terms of sales generally will not contain provisions that will obligate us to provide additional products or services after installation to end users.. We recognize revenue: (i) upon shipment when products are shipped FOB shipping point or (ii) upon delivery at the customer's location when products are shipped FOB destination.

CONSULTING REVENUE Consulting revenues are generally recognized as the consulting services are provided. We have entered into service contract agreements with electric utility and utility services companies that generally require us to provide engineering or design services, often in conjunction with current or future product sales. In return, we receive engineering service fees payable in cash. For multiple element contracts where there is no vendor specific objective evidence (VSOE) that would allow the allocation of an arrangement fee amongst various pieces of a multi-element contract, fees received in advance of services provided are recorded as deferred revenues until additional operational experience or other vendor specific objective evidence becomes available, or until the contract is completed.

During its history, the Company has entered into revenue bearing contracts of a long term (greater than one year) duration. Due to a lack of operational history resulting in low reliability of estimates on interim rates of completion of such contracts, revenues associated with long term contracts are recognized on the completed-contract method of accounting. Under this method, billings and costs are accumulated during the period of installation, but no revenues are recorded before the completion of the work. Costs of revenues are capitalized and are recorded in other current assets. Provisions for estimated losses on uncompleted contracts are made at the time such losses are determined. Operating expenses, including indirect costs and administrative expenses, are charged as incurred to periodic income and not allocated to contract costs.

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

Stock-Based Compensation

The Company accounts for Stock Based Compensation according to the guidelines of Staff Accounting Bulletin No. 107 which incorporates the interaction between Statement of Financial Accounting Standards Statement 123 and certain SEC rules and regulations. SFAS No. 123, "Accounting for Stock Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," defines a fair value based method of accounting for stock-based compensation. However, SFAS No. 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25,"Accounting for Stock Issued to Employees." Entities electing to remain with the accounting method of APB No. 25 must make pro forma disclosures of net income and earnings per share as if the fair value method of accounting defined in SFAS No. 123 had been applied. The Company has elected to account for its stock-based compensation to employees using the intrinsic value method under APB No. 25. In December 2004, SFAS No. 123 was revised and eliminated the ability to account for share based compensation transactions using the intrinsic value method under APB Opinion No. 25, effective the first interim or annual period beginning after June 15, 2005 for public companies. The effective date for the Company will be beginning fourth quarter of fiscal 2005.

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

                                       Three months
                                      end March 31,       Three months end        Six months end         Six months end
                                           2005            March 31, 2004         March 31, 2005         March 31, 2004
                                     -----------------    ------------------    -------------------    -------------------
Net loss, as reported                     (4,439,709)          $(3,374,667)           (10,117,459)           $(5,152,433)
Deduct total stock based employee
compensation expense determined
under fair value method for all
awards, net of tax                          (329,269)             (296,711)              (748,511)              (649,098)
                                     -----------------    ------------------    -------------------    -------------------

Net loss, pro forma                       (4,768,978)          $(3,671,378)           (10,865,970)          $ (5,801,531)
                                     -----------------    ------------------    -------------------    -------------------

Earnings per common share
Basic, as reported                             (0.04)                (0.03)                 (0.09)                 (0.05)
Basic, pro forma                               (0.04)                (0.04)                 (0.10)                 (0.06)
Diluted, as reported                           (0.04)                (0.03)                 (0.09)                 (0.05)
Diluted, pro forma                             (0.04)                (0.04)                 (0.10)                 (0.06)

Principles of Consolidation

The consolidated financial statements include the accounts of CTC and its wholly owned subsidiaries (collectively, the "Company"). All significant inter-company accounts and transactions are eliminated in consolidation.

Research and Development Expenses

Research and development expenses are charged to operations as incurred.

Accounts Receivable

The Company has a $2,500,000 account receivable from one entity relating to engineering services provided during fiscal 2004 for an electrical line project in Kansas. The Company has received a progress payment on this receivable in April, 2005 and has entered into a payment schedule for repayment of the entire receivable by July, 2005.

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

The following common stock equivalents were excluded from the calculation of diluted loss per share for the three months ended March 31, 2005 and 2004 since their effect would have been anti-dilutive:

                                                        March 31
                                              -----------------------------
                                                  2005            2004
                                              -------------    ------------
              Convertible Debentures             8,982,036               0
              Options for common stock           6,790,336       6,890,398
              Warrants                          11,211,616      12,789,569

Concentration of Credit Risk

The Company has a $2,500,000 account receivable from one entity relating to engineering services provided during fiscal 2004. The Company has received a progress payment on this receivable in April, 2005 and has entered into a payment schedule for repayment of the entire receivable by July, 2005.

RESULTS OF OPERATIONS

PRODUCT SALES

PRODUCT REVENUES Product revenues consist of revenue from the sale of ACCC Cable products to utility companies on a "trial" basis so these customers can verify our claims that the ACCC Cable is technologically superior to existing cable technology. From inception through March 31, 2005 there have been no substantial sales of our ACCC Cable products. There were no product revenues for the quarter ended March 31, 2005. Product revenues increased from $0 for the six months ending March 31, 2004 to $46,485 for the six months ending March 31, 2005. The dollar increase was due to increased ACCC cable trials by utility companies. Revenue of $564,750 from one project has been deferred, with associated costs capitalized, pending completion of the project.

CONSULTING REVENUES Consulting revenues since inception consisted of $2,500,000 for a single consulting contract that was completed during the three months ending September 30, 2004. No consulting contracts were completed during either the six months ended March 31, 2004 or 2005. While this contract provided us with significant revenues, we currently are not concentrating our efforts to increase our consulting business and instead are focused on increasing our product revenues through commercialization of the ACCC Cable. As a result, we do not believe that consulting revenues will be maintained or grow.

COST OF PRODUCT REVENUES Cost of product revenues for the six months ending March 31, 2005 represented materials costs to produce ACCC cable. Cost of product revenues increased from $0 for the six months ending March 31, 2004 to $30,894 for the six months ending March, 2005. The dollar increase was due to increased ACCC cable trials by utility companies. There were no product revenues or costs associated with product revenues for the three months ending March 31, 2004 or 2005.

COST OF CONTRACT REVENUE Cost of contract revenue consists primarily of salaries for engineers and expenses for consultants, supplies, equipment, depreciation and facilities associated with contract projects. Our total engineering costs are allocated between cost of contract revenue and research and development expense. In a given period, the allocation of engineering costs between cost of contract revenue and research and development is a function of the level of effort expended on each.

Cost of contract revenue since inception consisted of costs related to the single consulting contract that was completed during the three months ending September 30, 2004. No consulting contracts were completed during either the three or six months ended March 31, 2004 or 2005 and accordingly, no costs of contract revenue were recorded for the respective quarters.

OFFICER COMPENSATION Officer Compensation expense consisted of salaries and employee benefits for our Chief Executive, Chief Operating, and Chief Financial Officers and the Corporate Secretary. Officer Compensation decreased 21% from $90,335 in the second fiscal quarter of 2004 to $71,543 in the second fiscal quarter of 2005. For the six months ended March 31, officer compensation decreased 32% from $185,335 in 2004 to $126,838 in 2005. The dollar decrease was due to fewer officers in 2005.

GENERAL AND ADMINISTRATIVE EXPENSE General and administrative expense consisted primarily of salaries and employee benefits for administrative personnel, facilities costs, stock exchange fees and insurance expenses. General and Administrative expense decreased 29% from $1,105,826 in the second fiscal quarter of 2004 to $783,230 in the second fiscal quarter of 2005. For the six months ended March 31, general and administrative expense decreased 12% from $1,568,637 in 2004 to $1,381,837 in 2005.

For the six month period, the dollar decreases are primarily due to the net effect of headcount costs increases offset by facility cost decreases, travel expenditure decreases, and a non recurring non-cash compensation expense in the second fiscal quarter of 2004 relating to modification of stock options exercised on a cashless basis.

LEGAL, PROFESSIONAL, AND CONSULTING EXPENSE Legal, professional, and consulting expense consisted primarily of legal, professional, and financing fees and consultants performing legal and professional services. Legal, Professional, and Consulting expense increased 239% from $386,416 in the second fiscal quarter of 2004 to $1,308,586 in the second fiscal quarter of 2005. For the six months ended March 31, legal, professional, and consulting expense increased 406% from $822,253 in 2004 to $4,164,416 in 2005.

For the six month period, the dollar increase was due to increased litigation and SEC related legal fees and financing costs related to the issuance of the Convertible Debentures in August, 2004 and warrants issued in November, 2004 in exchange for the release of $10MM in restricted cash. For the three month period, the increase was related to increased litigation and SEC related legal fees.

RESEARCH AND DEVELOPMENT EXPENSE Research and development expense consisted primarily of salaries for engineers and product development personnel, expenses for consultants, recruiting, supplies, equipment, and facilities related to engineering projects to enhance and extend our composite materials intellectual property offerings, and our composite materials product technology and processes. Research and Development expense decreased 24% from $1,515,676 in the second fiscal quarter of 2004 to $1,139,749 in the second fiscal quarter of 2005. For the six months ended March 31, research and development expense increased 12% from $1,978,985 in 2004 to $2,219,400 in 2005.

For the six month period, the increase was due to increased research and development employee expenses offset by a reduction in consulting fees. For the three month period, the decrease was due to a reduction in consulting fees and a reduction in expensed supplies and equipment.

SALES AND MARKETING EXPENSE Sales and marketing expense consisted primarily of salaries for sales and marketing personnel, expenses for sales and marketing consultants, equipment, travel, and printed marketing literature and sales materials. Sales and marketing expense decreased 9% from $254,221 in the second fiscal quarter of 2004 to $232,453 in the second fiscal quarter of 2005. For the six months ended March 31, sales and marketing expense decreased 10% from $565,838 in 2004 to $505,242 in 2005.

For the three and six month periods, the decrease was due to reduced expenditure on marketing literature and materials offset by higher employee costs.

DEPRECIATION EXPENSE Depreciation expense consisted of depreciation on capitalized equipment, leasehold improvements, and other capital assets. Depreciation expense increased 466% from $22,046 in the second fiscal quarter of 2004 to $124,952 in the second fiscal quarter of 2005. For the six months ended March 31, depreciation expense increased 656% from $31,238 in 2004 to $236,328 in 2005. The dollar increase was due to a higher depreciable asset base in fiscal 2005 than 2004.

INTEREST INCOME Interest income increased to $5,284 in the second fiscal quarter of fiscal 2005 from $0 in the prior year quarter and to $32,544 for the six months ended March 31, 2005 from $0 in 2004. The increase was due to interest earned on higher cash balances.

INTEREST EXPENSE Interest expense increased from $147 in the second fiscal quarter of 2004 to $783,570 in the second fiscal quarter of 2005. For the six months ended March 31, interest expense increased from $147 in 2004 to $1,534,789 in 2005. The dollar increase was due to cash interest expense paid on the capital leases that were initiated late in fiscal 2004 and the interest on the Convertible Subordinated Debentures issued in the fourth quarter of fiscal 2004.

INCOME TAXES We made no provision for income taxes in the three months ending March 31, 2005 and 2004 due to net losses incurred. In 2002, we determined that due to our continuing operating losses as well as the uncertainty of the timing of profitability in future periods, we should fully reserve our deferred tax assets. As of March 31, 2005, our deferred tax assets continued to be fully reserved. We will continue to evaluate, on a quarterly basis, the positive and negative evidence affecting the realizability of our deferred tax assets.

Net Loss

Our net loss increased to $4.4 million and $10.1 million for the three and six months ended March 31, 2005 compared to $1.8 million and $5.2 during the corresponding periods in 2004. The increase in fiscal 2005 from 2004 for the six months ending March 31, 2005 was due primarily to expense increases consisting of $1.0 million in increased employee headcount, consulting, legal, supplies, equipment, and additional overhead expenses related to preparation for full production of our core product, $2.45 million of non-recurring finance and warrant expenses related to our $15 million debentures, and $1.5 million in interest expense on our $15.0 million debentures and our capital leases. The increase in fiscal 2005 from 2004 for the quarter ending March 31, 2005 was due primarily to expense increases consisting of $285,000 in increased employee headcount, consulting, legal fees, supplies and equipment and $780,000 in interest expense on our $15.0 million debentures and our capital leases.

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

For the six months ended March 31, 2005, we had a net loss of $10.1million. At March 31, 2005, we had $6.7 million of cash and cash equivalents, which represented an increase of $3.8 million from September 30, 2004. The increase was due to the transfer of $10.0 million of cash from restricted cash related to the convertible subordinated debentures offset by $6.2 million of net change in cash.

Cash provided by operations during the six months ended March 31, 2005 of $3,129,335 was primarily the result of operating losses, offset by depreciation, amortization, and non-cash compensation expenses and working capital requirements, in particular the release of the $10million in restricted cash in November, 2004. Cash used for investing activities of $895,795 was related to the purchase of computer hardware and software, and equipment put in service in anticipation of manufacturing activities offset by the sale of equipment. Cash provided by financing of $1,495,812 was primarily due to the cash proceeds from option and warrant exercises net of principal payments made on capital lease obligations.

In November 2004, we reached an agreement with the investors that purchased debentures in our $15 million financing of August 17, 2004 to release $10 million that was held in a custodian account. Following the release of the $10 million, we believe that we have sufficient operating capital to carry out our plans for the near to medium term. We anticipate that we will begin generating sales in fiscal year ending September 30, 2005 sufficient to cover operating costs. Central to our financial strategy for fiscal 2005 is the securing of sufficient equipment lease financing to support the ramp up of our core production in larger production facilities. During the six months ending March 31, 2005, we obtained approximately $455,000 in long term lease financing and we are in negotiation for an additional $3.0 million in long term equipment lease financing.

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

We have purchased additional information technology systems supporting finance, sales, marketing and administration. We believe these infrastructure improvements will improve efficiency and form the back bone of our compliance with the requirements of the Sarbanes Oxley Act.

During the six months ending March 31, 2005, we sought to strengthen our operational management specifically in relation to increasing our production capabilities and in the strategic marketing arena. These efforts culminated, subsequent to the end of the first quarter, in the appointment of a new Acting Chief Operating Officer, Brian Brittsan, who has had considerable experience in managing companies as they take new technology products into the commercial production stage of operations. It is hoped that following a probationary period Mr. Brittsan will be appointed COO and become an officer of the Company. In addition, we strengthened our financial management with the employment of Domonic Carney as VP of Finance who will assist the Acting Chief Financial Officer, Benton Wilcoxon, in the fulfillment of his duties. Mr Carney has extensive experience in operational financial systems, accounting, and Sarbanes-Oxley compliance.

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

OFF BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS There are no off balance sheet arrangements.

The following table summarizes our contractual obligations (including interest expense) and commitments as of March 31, 2005:

-------------------------------------------------------------------------------------------------------------------------------
Contractual
Obligations             Total                Less than 1 Year     1-3 Years            3-5 Years           More than 5 Years
-------------------------------------------------------------------------------------------------------------------------------
Long-Term Debt
Obligations             $17,157,500          $  900,000           $16,257,500               --                  --
-------------------------------------------------------------------------------------------------------------------------------
Capital Lease
Obligations             $ 1,196,143          $  481,292           $   682,469          $   32,382               --
-------------------------------------------------------------------------------------------------------------------------------
Operating Lease
Obligations             $ 6,673,995          $  930,312           $ 3,017,995          $1,914,235               --
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

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

AS A COMPANY IN THE EARLY STAGE OF COMMERCIALIZATION, OUR LIMITED HISTORY OF OPERATIONS MAKES EVALUATION OF OUR BUSINESS AND FUTURE GROWTH PROSPECTS DIFFICULT.

Since the reorganization of the Company in 2001, we have had a limited operating history and are at an early stage of commercialization of a new technology product to a market not used to using new technologies. We began selling our ACCC cable and entered into our first commercial agreement in 2003. Our technology is a relatively new advance for the electrical utility industry technology and has not yet achieved widespread adoption. We do not have enough experience in selling our products at a level consistent with broad market acceptance and do not know whether we can do so and generate a profit. As a result of these factors, it is difficult to evaluate our prospects, and our future success is more uncertain than if we had a longer or more proven history of operations.

WE EXPECT FUTURE LOSSES AND OUR FUTURE PROFITABILITY IS UNCERTAIN.

Prior to acquiring Transmission Technology Corporation, or TTC, in November 2001, we were a shell corporation having no operating history, revenues from operations, or assets since December 31, 1989. We have not had any recordable revenues from operations subsequent to acquiring TTC through June 30, 2004. We may experience significant quarterly and annual losses for the foreseeable future.

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

OUR INDEPENDENT AUDITORS HAVE ISSUED A QUALIFIED REPORT WITH RESPECT TO OUR ABILITY TO CONTINUE AS A GOING CONCERN, AND WE MAY NEVER ACHIEVE PROFITABILITY.

In previous filings, our accountants have issued a report relating to our audited financial statements which contains a qualification with respect to our ability to continue as a going concern because, among other things, our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future or to obtain the necessary financing to meet our obligations and repay our liabilities from normal business operations when they come due. There is no guarantee that the product will be accepted or provide a marketable advantage, and therefore, no guarantee that the commercialization will ever be profitable.

For the six months ended March 31, 2005, we had a net loss of $10,117,459 and positive cash flows from operations of $3,129,335. For the fiscal year ended September 30, 2004, we had a net loss of $14,687,874 and negative cash flows from operations of $18,735,430. For the fiscal years ended September 30, 2003 and 2002, we had net losses of $6,771,252 and $4,523,953, respectively. For the same periods, we had negative cash flows from operations of $2,022,935 and $715,923, respectively.

As of March 31, 2005, our accumulated deficit was $36,556,816.

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

While we have raised significant capital through our debenture offering, we anticipate that the sales of our ACCC cable will not be sufficient enough to sustain our operations, and further anticipate that we will continue to incur net losses due to our costs exceeding our revenues for an indefinite period of time. For these reasons, we believe that we will need to raise additional capital until such time, if any, as we become cash-flow positive. It is highly likely that we will continue to seek to raise money through public or private sales of our securities, debt financing or short-term loans, corporate collaborations or a combination of the foregoing. Our ability to raise additional funds in the public or private markets will be adversely affected if the results of our business operations are not favorable, if any products developed are not well-received or if our stock price or trading volume is low. However, additional funding may not be available on favorable terms to us, or at all. To the extent that money is raised through the sale of our securities, the issuance of those securities could result in dilution to our existing stockholders. If we raise money through debt financing, we may be required to secure the financing with all of our business assets, which could be sold or retained by the creditor should we default in our payment obligations. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, we may not be able to complete the commercialization of any products that we may have developed. As a result, we may be required to discontinue our operations without obtaining any value for our products under development, which could eliminate stockholder equity, or we could be forced to relinquish rights to some or all of our products in return for an amount substantially less than we expended to develop such products.

IF OUR PRODUCT IS NOT ACCEPTED BY OUR POTENTIAL CUSTOMERS, IT IS UNLIKELY THAT WE WILL EVER BECOME PROFITABLE.

The electrical utility industry has historically used a variety of technologies, including a variety of technologies involving steel cable. Compared to these conventional technologies, our technology is relatively new, and the number of companies using our technology is limited. The commercial success of our product will depend upon the widespread adoption of our technology as a preferred method by major utility companies to transmit electricity. In order to be successful, our product must meet the technical and cost requirements for electric transmission within the electric utility industry. Market acceptance will depend on many factors, including: (i) the willingness and ability of customers to adopt new technologies; (ii) our ability to convince prospective strategic partners and customers that our technology is an attractive alternative to conventional methods used by the electric utility industry; (iii) our ability to change our customers' evaluation of the economics of powerline construction, changing their focus on limiting initial capital costs to evaluating the cost and benefit of the full life of a line liberating capital funding to acquire our products that can overall reduce costs in power transmission; and (iv) our ability to sell sufficient quantities of our products.

Because of these and other factors, our product may not gain market acceptance or become the industry standard for the electrical utility industry. The failure of utility companies to purchase our products would have a material adverse effect on our business, results of operations and financial condition.

IF WE FAIL TO PROPERLY MANAGE OUR GROWTH EFFECTIVELY, OUR BUSINESS COULD BE ADVERSELY AFFECTED.

The transition from a small company focused on research and development of our products to a company with the additional focus on commercial production, marketing, and sales has placed and will continue to place a significant strain on our managerial, operational, and financial resources. . Although we rely significantly on the General Cable sales force pursuant to the recent agreements that we entered into with General Cable, the failure to manage our sales and growth effectively could have a material adverse effect on our business, results of operations and financial condition. Significant additional growth will be necessary for us to achieve our plan of operation.

FAILURE TO ADEQUATELY PROTECT OUR PROPRIETARY RIGHTS COULD ENABLE THIRD PARTIESTO USE OUR TECHNOLOGY, OR VERY SIMILAR TECHNOLOGY, AND COULD REDUCE OUR ABILITY TO COMPETE IN THE MARKET, AND ANY PROPRIETARY RIGHTS LITIGATION COULD BE TIME CONSUMING AND EXPENSIVE TO PROSECUTE AND DEFEND.

Due to the importance of proprietary technology in the electrical utility industry, establishment of patents and other proprietary rights is important to our success and our competitive position. Performance in the electrical utility industry can depend, among other factors, on patent protection. Accordingly, we have filed patent applications in the U.S. and internationally for all aspects of our composite materials, products and processes, including aspects of our product other than the core, and intend to devote substantial resources to the establishment and protection of patents and other proprietary rights. Despite our efforts to establish and protect our patents or other proprietary rights, unauthorized parties may attempt to copy aspects of our technology or to obtain and use information that we regard as proprietary. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States. Our means of establishing and protecting our proprietary rights may not be adequate and our competitors may independently develop similar technology, duplicate our products or design around our patents or our other proprietary rights.

As a result, our business involves a risk of overlap with third party patents and subsequent litigation with competitors or patent-holders. Any claims, with or without merit, could be time-consuming, result in costly litigation, or cause us to enter into licensing agreements.

WE OCCASIONALLY MAY BECOME SUBJECT TO LEGAL DISPUTES THAT COULD HARM OUR
BUSINESS.

We are currently the subject of, and may from time to time become engaged in, legal disputes such as claims by consultants or other third parties. These disputes could result in monetary damages or other remedies that could adversely impact our financial position or operations. We believe these claims are without merit and intend to vigorously defend against them. However, even if we prevail in disputes such as this, the defense of these disputes will be expensive and time-consuming and may distract our management from operating our business.

WE DEPEND ON KEY PERSONNEL IN A COMPETITIVE MARKET FOR SKILLED EMPLOYEES AND FAILURE TO ATTRACT AND RETAIN QUALIFIED EMPLOYEES COULD SUBSTANTIALLY HARM OUR BUSINESS.

We rely to a substantial extent on the management, marketing and product development skills of our key employees, particularly Benton H Wilcoxon, our Chief Executive Officer, and Brian Brittsan, our acting Chief Operating Officer. If Mr. Wilcoxon or Mr. Brittsan were unable to provide services to us for whatever reason, our business would be adversely affected. Mr. Wilcoxon has not entered into an employment agreement with the Company. Mr. Brittsan has entered into a consulting agreement. The term of such consulting agreement is from January 3, 2005 through June 30, 2005.

In addition, our ability to develop and market our products and to achieve profitability will depend on our ability to attract and retain highly talented personnel. We face intense competition for personnel from other companies in the electrical utility industry. The loss of the services of our key personnel or the inability to attract and retain the additional, highly-talented employees required for the development and commercialization of our products, may significantly delay or prevent the achievement of product development and could have a material adverse effect on us.

A FAILURE TO ESTABLISH AND MAINTAIN RELATIONSHIPS WITH STRATEGIC PARTNERS MAY HARM OUR BUSINESS.

We have entered into purchase and distribution agreements with General Cable to manufacture and distribute our ACCC product in the United States and Canada. Our success is dependent upon establishing and maintaining relationships with strategic partners, such as our relationship with General Cable. We face numerous risks in successfully obtaining suitable partners on terms consistent with our business model, including, among others: (i) we must typically undergo a lengthy and expensive process of building a relationship with a potential partner before there is any assurance of an agreement with such party; (ii) we must persuade cable manufacturers with significant resources to rely on us for critical technology on an ongoing basis rather than trying to develop similar technology internally; (iii) we must persuade potential partners to bear retooling costs associated with producing our products; and (iv) we must successfully transfer technical know-how to our partners.

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

Our business could be seriously harmed if: (i) we cannot obtain suitable partners; (ii) our partners fail to achieve significant sales of ACCC cable or products incorporating our technology; or (iii) we otherwise fail to implement our business strategy successfully.

WE CANNOT CONTROL THE COST OF OUR RAW MATERIALS, WHICH MAY ADVERSELY AFFECT OUR BUSINESS.

Our principal raw materials are glass and carbon fibers, plus various polymer resins and aluminum. The prices for these raw materials are subject to market forces largely beyond our control, including energy costs, organic chemical feed stocks, market demand, and freight costs. The prices for these raw materials have varied significantly and may vary significantly in the future. We may not be able to adjust our product prices, especially in the short-term, to recover the costs of increases in these raw materials. Our future profitability may be adversely affected to the extent we are unable to pass on higher raw material and energy costs to our customers.

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

WE ARE CONTROLLED BY A SMALL NUMBER OF STOCKHOLDERS, WHOSE INTERESTS MAY DIFFER FROM OTHER STOCKHOLDERS.

As of May 2, 2005, Benton H Wilcoxon, our Chairman of the Board, Chief Executive Officer and Acting Chief Financial Officer, and C. William Arrington, our director, in the aggregate beneficially own or control approximately 35% of the outstanding common stock. As a result, these persons have controlling influence in determining the outcome of any corporate matters submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors and other significant corporate actions. They also have the power to prevent or cause a change in control. The interests of these stockholders may differ from the interests of the other stockholders, and may limit the ability of other stockholders to affect our management and affairs.

WE WILL LIKELY EXPERIENCE CUSTOMER CONCENTRATION, WHICH MAY EXPOSE US TO ALL OF THE RISKS FACED BY OUR POTENTIAL MATERIAL CUSTOMERS.

Until and unless we secure multiple customer relationships, it is likely that we will experience periods during which we will be highly dependent on one or a limited number of customers. Dependence on a single or a few customers will make it difficult to satisfactorily negotiate attractive prices for our products and will expose us to the risk of substantial losses if a single dominant customer stops conducting business with us. Moreover, to the extent that we may be dependent on any single customer, we could be subject to the risks faced by that customer to the extent that such risks impede the customer's ability to stay in business and make timely payments to us.

OUR BUSINESS MAY BE SUBJECT TO INTERNATIONAL RISKS.

We are pursuing international business opportunities, including in China, Mexico, Brazil, Europe, the Middle East, certain far eastern countries and Africa. As to international business in the Middle East, our current target markets include Saudi Arabia, Qatar, United Arab Emirates, Oman, Iraq, Afghanistan and Jordan. Of these the only countries that we believe pose a particular problem are Iraq and Afghanistan as a result of additional instability. In Africa we are actively pursuing South Africa and Kenya as well as engaging in discussions with engineering companies that bid on trans-African projects. There are no special additional risks related to these countries that are not disclosed in the list of risks affecting most international business. To date, we have not engaged in any transactions on these countries. Our business model has been implemented only in the United States and Canada where we produce the ACCC core for delivery to General Cable under a manufacturing agreement. Expansion internationally will depend on our adaptation of this model to international markets and may be costly and time consuming. Risks inherent in international operations in general include: (i) unexpected changes in regulatory requirements, export restrictions, tariffs and other trade barriers;
(ii) challenges in staffing and managing foreign operations; (iii) differences in technology standards, employment laws and business practices; (iv) longer payment cycles and problems in collecting accounts receivable; (v) political instability; (vi) changes in currency exchange rates; (vii) currency exchange controls; and (viii) potentially adverse tax consequences.

In particular, certain of our target markets in the Middle East include Iraq and Afghanistan in which there is considerable violent instability that may affect our ability to operate in those markets.

COMPLIANCE WITH ENVIRONMENTAL REGULATIONS COULD INCREASE OUR OPERATING COSTS, WHICH WOULD ADVERSELY AFFECT THE COMMERCIALIZATION OF OUR TECHNOLOGY.

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

CHANGES IN INDUSTRY STANDARDS AND REGULATORY REQUIREMENTS MAY ADVERSELY AFFECT OUR BUSINESS.

As a manufacturer and distributor of wire and cable products we are subject to a number of industry standard-setting authorities, such as the Institute of Electrical and Electronic Engineers, the European based International Council on Large Electric Systems , the American Society of Testing and Materials and the Canadian Standards Association. In addition, many of our products may become subject to the requirements of federal, state and local or foreign regulatory authorities. Changes in the standards and requirements imposed by such authorities could have an adverse effect on us. In the event we are unable to meet any such standards when adopted our business could be adversely affected. In addition, changes in the legislative environment could affect the growth and other aspects of important markets served by us. While certain legislative bills and regulatory rulings are pending in the energy and telecommunications sectors which could improve our markets, including energy bill H.R. 6 that passed both the House and Senate in 2003 and the House Conference Committee, any delay or failure to pass such legislation and regulatory rulings could adversely affect our opportunities and anticipated prospects may not arise. Energy bill H.R. 6 is a federal bill that, if enacted, would cover energy conservation, research and development and improvement of the energy infrastructure pursuant to a national energy policy. We believe that this bill could improve our market opportunities if, as a result, it enhances the willingness and ability of potential customers to adopt new technologies in the electrical utility industry. This comprehensive bill currently remains in conference committee in the Senate. It is not possible at this time to predict the impact that any such legislation or regulation or failure to enact any such legislation or regulation, or other changes in laws or industry standards that may be adopted in the future, could have on our financial results, cash flows or financial position.

WE EXPERIENCE COMPETITION FROM OTHER COMPANIES IN THE ELECTRICAL UTILITY INDUSTRY, WHICH COULD RENDER OUR PRODUCTS OBSOLETE OR SUBSTANTIALLY LIMIT THE VOLUME OF PRODUCTS THAT WE SELL. THIS WOULD LIMIT OUR ABILITY TO COMPETE AND ACHIEVE PROFITABILITY.

The market in which we compete is intensely competitive. Our competitors include makers of traditional bare overhead wire and other companies with developmental-stage products that may be marketing or developing products that compete with our products or would compete with them if developed. There is no certainty that unique technological advances won't be achieved by our competition, with better capital resources, in the future or that would render our technologies and products obsolete. We believe our competitors will continue to improve the design and performance of their products and to introduce new products with competitive price and performance characteristics. We expect that we will be required to continue to invest in product development, productivity improvements and customer service and support in order to compete in our markets. Such competitors could develop a more efficient product or undertake more aggressive and costly marketing campaigns than us which may adversely affect our marketing strategies and could have a material adverse effect on our business, results of operations or financial condition. In addition, as we introduce new products, we will compete directly with a greater number of companies. There can be no assurance that we can compete successfully against current or future competitors nor can there be any assurance that competitive pressures faced by us will not result in increased marketing costs, loss of market share or otherwise will not materially adversely affect our business, results of operations and financial condition.

RISKS RELATED TO INVESTMENT IN OUR SECURITIES

THERE IS CURRENTLY A LIMITED TRADING MARKET FOR OUR COMMON STOCK, SO YOU MAY BE UNABLE TO LIQUIDATE YOUR SHARES IF YOU NEED MONEY.

Our common stock is traded in the OTC market through the OTC Bulletin Board. There is currently an active trading market for the common stock; however there can be no assurance that an active trading market will be maintained. Trading of securities on the OTC Bulletin Board is generally limited and is effected on a less regular basis than that effected on other exchanges or quotation systems, such as the NASDAQ Stock Market, and accordingly investors who own or purchase common stock will find that the liquidity or transferability of the common stock is limited. Additionally, a stockholder may find it more difficult to dispose of, or obtain accurate quotations as to the market value, of common stock. There can be no assurance that the common stock will ever be included for trading on any stock exchange or through any other quotation system, including, without limitation, the NASDAQ Stock Market.

THE APPLICATION OF THE PENNY STOCK RULES COULD ADVERSELY EFFECT THE MARKET PRICE OF OUR COMMON STOCK.

As long as the trading price of our common stock is below $5.00 per share, the open-market trading of our common stock will be subject to the penny stock rules. The penny stock rules impose additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors, generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse. For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of securities and have received the purchaser's written consent to the transaction before the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the broker-dealer must deliver, before the transaction, a disclosure schedule prescribed by the Securities and Exchange Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. These additional burdens imposed on broker-dealers may restrict the ability of broker-dealers to sell the common stock and may affect a stockholder's ability to resell the common stock.

Stockholders should be aware that, according to Securities and Exchange Commission Release No. 34-29093, dated April 17, 1991, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include: (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (vi) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses.

THE PRICE OF OUR COMMON STOCK IS VOLATILE, WHICH MAY INCREASE IN THE FUTURE, AND WHICH COULD AFFECT OUR ABILITY TO RAISE CAPITAL IN THE FUTURE OR MAKE IT DIFFICULT FOR INVESTORS TO SELL THEIR SHARES.

The market price of our common stock may be subject to significant fluctuations in response to our operating results, announcements of new products or market expansions by us or our competitors, changes in general conditions in the economy, the financial markets, the electrical power transmission and distribution industry, or other developments and activities affecting us, our customers, or our competitors, some of which may be unrelated to our performance. The sale or attempted sale of a large amount of common stock into the market may also have a significant impact on the trading price of our common stock. During the last 12 months, the closing bid prices for our common stock have fluctuated from a high of $6.24 to a low of $0.87. Fluctuations in the trading price or liquidity of our common stock may adversely affect our ability to raise capital through future equity financings.

WE DO NOT ANTICIPATE PAYING DIVIDENDS IN THE FORESEEABLE FUTURE, WHICH MAY REDUCE YOUR RETURN ON AN INVESTMENT IN OUR COMMON STOCK.

We plan to use all of our earnings, to the extent we have earnings, to fund our operations. We have not paid dividends on the common stock and do not anticipate paying such dividends in the foreseeable future. We cannot guarantee that we will, at any time, generate sufficient surplus cash that would be available for distribution as a dividend to the holders of our common stock. Therefore, any return on your investment would derive from an increase in the price of our stock, which may or may not occur.

In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted. If a securities class action suit is filed against us, we would incur substantial legal fees and our management's attention and resources would be diverted from operating our business in order to respond to the litigation.

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

Between March 18, 2003 and February 4, 2004 we issued common stock and options representing 1,504,780 shares of common stock to nine employees and consultants pursuant to our 2002 Non-Qualified Stock Compensation Plan. Although we believed that we and our counsel had filed the appropriate registration statement on Form S-8, it came to our attention in February, 2004 in connection with the preparation of a registration statement that an appropriate Form S-8had not been filed. It may be determined that such issuances were not exempt from registration or qualification under federal and state securities laws, and we did not obtain the required registrations or qualifications. As a result, we may be subject to contingent liabilities from these investors, as well as subsequent purchasers of the shares directly and indirectly issued. These liabilities may include an obligation to make a rescission offer to the holders of these shares and options. If rescission is required and accepted, we could be required to make payments to the holders of these shares and options. In addition, federal securities laws do not expressly provide that a rescission offer will terminate a purchaser's right to rescind a sale of stock that was not registered as required. If rescission is required, and any or all of the offerees reject the rescission offer, we may continue to be liable under federal and state securities laws. See our disclosure titled "Stock Compensation Issuances."

AS OF MAY 2, 2005, 25,046,896 COMMON SHARES ARE ISSUABLE UPON EXERCISE OF ALL OUTSTANDING OPTIONS, WARRANTS AND CONVERSION OF CONVERTIBLE DEBENTURES FOR LESS THAN THE MARKET PRICE OF $1.90 PER SHARE. CASH PROCEEDS RESULTING FROM THE FULL EXERCISE AND CONVERSION OF THESE SECURITIES WOULD BE APPROXIMATELY $16,333,908. THE EXERCISE OR CONVERSION OF THESE SECURITIES COULD RESULT IN THE SUBSTANTIAL DILUTION OF THE COMPANY IN TERMS OF A PARTICULAR PERCENTAGE OWNERSHIP IN THE COMPANY AS WELL AS THE BOOK VALUE OF THE COMMON SHARES. THE SALE OF A LARGE AMOUNT OF COMMON SHARES RECEIVED UPON EXERCISE OF THESE OPTIONS OR WARRANTS ON THE PUBLIC MARKET TO FINANCE THE EXERCISE PRICE OR TO PAY ASSOCIATED INCOME TAXES, OR THE PERCEPTION THAT SUCH SALES COULD OCCUR, COULD SUBSTANTIALLY DEPRESS THE PREVAILING MARKET PRICES FOR OUR SHARES. FULL CONVERSION OF SUCH SHARES WOULD INCREASE THE OUTSTANDING COMMON SHARES BY 22.0% TO APPROXIMATELY 139,588,000 SHARES.

The exercise price or conversion price of outstanding options, warrants and convertible debentures may be less than the current market price for our common shares. In the event of the exercise of these securities, a shareholder could suffer substantial dilution of his or her investment in terms of the percentage ownership in us as well as the book value of the common shares held. At the May 2, 2005 market price of $1.90 per share, 25,046,896 shares would be exercisable or convertible for less than the market prices. Full exercise and conversion of these below market shares would result in us receiving cash proceeds of $16,333,908 and would increase the outstanding common shares by 22.0% to approximately 139,588,000 shares.

OUR FUTURE REVENUE IS UNPREDICTABLE AND COULD CAUSE OUR OPERATING RESULTS TO FLUCTUATE SIGNIFICANTLY FROM QUARTER TO QUARTER.

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

Our business is subject to a variety of additional risks, which could materially adversely affect quarterly and annual operating results, including: (i) market acceptance of our composite technologies by utility companies; (ii) due to the potential lengthy lead time for the implementation of new lines or the reconductoring of existing lines, the extent and timing of these new cable transactions with utility companies may lead to significant delays in sales that could adversely impact our cash flow; (iii) announcements or introductions of new technologies or products by us or our competitors; (iv) delays or problems in the introduction or performance of enhancements or of future generations of our technology; (v) failures or problems in our utility cable product, particularly during the early stages of the introduction of the product when problems or failures identified during trials carried out with the product or during its installation or operation can have an adverse effect; (vi) delays in the adoption of new industry standards or changes in market perception of the value of new or existing standards; (vii) competitive pressures resulting in lower revenues; (viii) personnel changes, particularly those involving engineering and technical personnel; (ix) costs associated with protecting our intellectual property; (x) the potential that customers could fail to make payments under their current contracts; (xi) market-related issues, including lower ACCC Cable demand brought on by excess cable inventory and lower average selling prices for ACCC cable as a result of market surpluses; (xii) increased costs or shortages of key raw materials including carbon fiber and glass fiber;
(xiii) regulatory developments; and (xiv) general economic trends and other factors.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk relates primarily to our cash balances and the effect that changes in interest rates have on the interest earned on that portfolio. Our convertible debentures bear a fixed rate of interest.

As of March 31, 2005 we did not hold any derivative financial instruments for speculative or trading purposes. The primary objective of our investment activities is the preservation of principal while maximizing investment income and minimizing risk. As of March 31, 2005, we had $6.7 million in cash, cash equivalents and short-term investments that mature in twelve months or less. Due to the short duration of these financial instruments, we do not expect that a change in interest rates would result in any material loss to our investment portfolio.

ITEM 4: CONTROLS AND PROCEDURES

Based on an evaluation under the supervision and with the participation of the Company's management, including the Chief Executive Officer, the financial consultant assisting the acting Chief Financial Officer, and the acting Chief Operating Officer, the Company's principal executive officer and principal financial officer has concluded that the Company's disclosure controls and procedures (as defined under the Securities Exchange Act of 1934, as amended (Exchange Act)) were effective as of March 31, 2005 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no changes in the Company's internal control over financial reporting that occurred during the second quarter of fiscal 2005 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

J.P. TURNER & COMPANY, LLC V. COMPOSITE TECHNOLOGY CORP. (NASD ARBITRATION NUMBER 04-01114):

J.P. Turner & Company, L.L.C. ("J.P. Turner") initiated arbitration before the National Association of Securities Dealers in February 2004 alleging Composite Technology Corporation ("CTC") breached a finder's agreement by failing to pay certain fees to J.P. Turner. CTC disputes that any breach of the agreement took place and denies that J.P. Turner made any introduction of investors to CTC which directly led to financing. CTC has filed a counterclaim against J.P. Turner alleging claims of fraud against J.P. Turner arising out of misrepresentations made by J.P. Turner concerning an investment opportunity. J.P. Turner claimed $200,000 in monetary damages, a warrant to purchase shares of CTC common stock amounting to $200,000 at an exercise price equal to the closing bid on December 17, 2003, pre-judgment interest as of December 18, 2003, attorneys' fees and costs. CTC sought compensatory damages in an amount according to proof, punitive damages, and attorneys' fees and costs based upon its counterclaims. CTC filed its Statement of Answer and Counterclaims on May 17, 2004. The Arbitration took place on February 24-25, 2005 in Atlanta, Georgia before an NASD Arbitration Panel. On March 2, 2005, the Panel awarded J.P. Turner compensatory damages in the amount of $106,763.28, plus interest at the rate of 7% per annum from December 18, 2003 until the date of payment of the award, and $500 for one-half of the initial claim filing fee. The parties are seeking to resolve this matter in lieu of satisfying the Arbitration Award in its entirety.

COMPOSITE TECHNOLOGY CORPORATION V. ACQUVEST (OCSC CASE NO. 03 CC 12640):
--------------------------------------------

On October 16, 2003, CTC filed suit against Acquvest, Inc., Paul Koch, Victoria Koch, Patricia Manolis, and Michael Tarbox in Orange County Superior Court. CTC alleges causes of action for declaratory relief, breach of contract, fraudulent inducement, rescission and economic duress arising out of certain subscription and related agreements among the Company and the defendants. In connection with such agreements, CTC issued to Acquvest, Inc. and Patricia Manolis, in April 2003 and September 2003, a total of 150,000 units for a total purchase price of $375,000. Each unit consists of 10 shares of unregistered, restricted common stock and 10 Series I warrants to purchase one share of unregistered, restricted common stock. Each Series I warrant entitles the holder to purchase a share of common stock at $0.50 per share and expires on March 30, 2005. The agreements provide for the issuance of up to an additional 550,000 of such units for the same purchase price of $2.50 per unit, subject to certain conditions, and registration of share issuances under the Securities Act of 1933. The additional units have not been issued and the additional purchase consideration has not been paid. The parties disagree as to their respective rights and obligations with respect to the original issuances and such additional units. 10,000 units were also issued to Paul Koch for services in connection with such agreements, and a dispute has arisen as to his entitlement to those and additional units and warrants in connection with the agreements. CTC is seeking actual damages, punitive damages, statutory costs, attorneys' fees and injunctive relief against the defendants. CTC also seeks rescission of the pertinent agreements based on numerous grounds, including fraudulent inducement. By a letter to CTC's counsel dated September 8, 2004, Acquvest stated that it was waiving the contractual conditions to its purchase of an additional 400,000 units under its subscription agreement and was tendering $1,000,000, which was available on deposit, to CTC as payment for the units. Acquvest, Koch, and Manolis filed a Cross-Complaint on September 16, 2004, which they amended per stipulation on December 17, 2004. On April 14, 2005, CTC was served with notice that the Court granted defendants and cross-complainants' application for Writs of Attachment allowing for the attachment of CTC's assets totaling $2.55 million. The Court had denied two prior applications by defendants and cross-complainants for Writs of Attachment. CTC immediately filed a Notice of Appeal on April 14, 2005 and an Emergency Writ on April 18, 2005 with the California Courts of Appeal to challenge the Court's decision to grant the Writs of Attachment and to stay the Writs of Attachment. Additionally, CTC is working to arrange to post the bond to stay attachment of the entire amount subject to the Writs of Attachment. CTC believes that the Court committed reversible error by granting the Writs of Attachment and intend to vigorously seek to reversal of the order. Trial date has been set for May 9, 2005.

ASCENDIANT CAPITAL GROUP, LLC V. COMPOSITE TECHNOLOGY CORPORATION (JAMS ARB. NO. 1200034701 AND OCSC CASE NOS. 03CC13314 & 03CC13531):

On November 4, 2003, Ascendiant Capital Group LLC, Mark Bergendahl, and Bradley Wilhite ("Plaintiffs") filed suit in Orange County Superior Court alleging causes of action against CTC and its CEO, Benton Wilcoxon, personally ("Defendants") for breach of contract, specific performance, fraud and deceit, negligent misrepresentations, breach of covenant of good faith and fair dealing, and declaratory relief arising out of a business advisory and consulting agreement (the "Agreement") allegedly executed between CTC and Ascendiant. CTC denies the material allegations and, on November 10, 2003, CTC filed a case in Orange County Superior Court against Plaintiffs alleging causes of action for declaratory relief, breach of contract, fraudulent inducement, and economic coercion arising out of the Agreement as well as various unrelated business agreements between Plaintiffs and Wilcoxon. CTC is seeking actual damages, punitive damages, statutory costs, attorneys' fees and injunctive relief against Plaintiffs. The principal parties are Ascendiant, Bergendahl, Wilhite, CTC and Wilcoxon. On November 24, 2003, the court entered an order consolidating the cases. On January 15, 2004, the parties agreed to submit all claims and cross-claims arising out of the Agreement to binding arbitration before the Honorable Robert Thomas Ret. at JAMS - Orange County. The remaining claims and cross-claims not arising out of the Agreement are pending before the Honorable Kazuharu Makino of Orange County Superior Court. On May 28, 2004, CTC's demurrers to Plaintiffs' causes of action in the arbitration for specific performance, negligent misrepresentation and breach of covenant of good faith and fair dealing were sustained, with leave to amend, as well as CTC's motion to strike Plaintiff's claims for punitive damages. Plaintiffs subsequently filed an amended complaint. Judge Thomas has reserved ruling on Plaintiffs' demurrers and motion to strike in the arbitration pending the outcome of the ruling on Plaintiffs' demurrers and motions to strike filed with respect to CTC's cross-claim pending in the superior court. An order has issued in the Orange County Superior Court action exempting this case from various pre-trial deadlines and noting that he expects that the case will not proceed to trial within 24 months of the date of filing. On February 22, 2005, CTC and Wilcoxon filed a Demurrer to Plaintiffs' causes of action for breach of contract and alter ego liability. The court overruled the Demurrer on April 1, 2005 and set Trial in the State court action for November 7, 2005. The arbitration commenced on February 9, 2005, but is not expected to be completed until July 1, 2005.

DEVONE V. DONNER (OCSC CASE NO. 04CC09321):

On September 10, 2004, Adam Devone filed a Complaint in Orange County Superior Court (Case No. 04-CC-09321) against Donner, Evan Wride and Global Research, Inc., Nutek, Inc., Zeta Centauri, Inc., Sherpa Financial & Investigations, Inc. and Multiplyingchurches.org, Inc. (collectively, the "Donner Parties") and CTC. Devone alleges a variety of claims against the Donner Parties based upon alleged contractual breaches and tortuous conduct related to a $200,000 loan made between Devone and the Donner Parties. CTC is only party to the last two causes of action for Imposition of Constructive Trust and Declaratory Relief. Devone seeks a constructive trust on any CTC shares or related proceeds obtained through the use of Devone's $200,000. Devone further seeks a judicial declaration that the CTC securities and proceeds derived therefrom are his property. As noted earlier, Devone is not presently seeking monetary damages or costs against CTC. On October 20, 2004, Multiplyingchurches.org, Inc. ("MC Org") filed a Cross-Complaint against CTC, Adam Devone, Sheryl Lyn Devone (Plaintiff's wife) and Roes 1-100 alleging claims for breach of contract against CTC and Roes 51-100 and tortious interference with contract against Plaintiff, his wife and Roes 1-50. MC Org alleges that CTC breached a warrant agreement by failing to issue shares thereunder and seeks unspecified damages and an injunction compelling CTC to issue shares under the warrant agreement. CTC filed an Answer to MC Org's Cross-Complaint on November 19, 2004. On December 30, 2004, MC Org filed a request for dismissal of all claims against CTC pursuant to a settlement reached between MC Org and CTC. In exchange for the dismissal, CTC agreed to issue shares pursuant to a warrant issued to MC Org. A settlement agreement was subsequently entered into by all parties to the lawsuit. The terms of the settlement agreement are confidential. A request for dismissal of the entire action with prejudice was filed.

TARBOX V. KOCH (OCSC CASE NO. 04CC10345):

On October 13, 2004, Michael Tarbox ("Tarbox") filed an action in Orange County Superior Court (Case No. 04-CC-10345) against Paul Koch, Acquvest, CTC and Doe Defendants. Tarbox alleges that Koch made fraudulent transfers to Acquvest and the Doe defendants for the purpose of avoiding the debt owed to Tarbox. Tarbox alleges that CTC securities were intended to serve as security for a debt owed by Koch to Tarbox. Tarbox alleges that Defendants were not bona fide purchasers of the CTC securities since they were receiving such securities for the benefit of Tarbox. Tarbox further alleges that CTC breached an agreement to pay him a finder's fee in connection with investments made by Koch. Tarbox alleges that CTC's breach has caused him to suffer damages in excess of $750,000. On November 14, 2004, CTC filed a demurrer to the Complaint, and the other defendants also filed a demurrer. The Court granted leave to amend, and Tarbox then filed an amended Complaint. CTC just recently filed an Answer to the Tarbox's Amended

Complaint. CTC recently filed an Answer to Tarbox's Amended Complaint. A demurrer filed by the other Defendants was granted on February 22, 2005, and Tarbox was again granted leave to amend.

JEREMIAH O'KEEFFE VS. C. WILLIAM ARRINGTON AND COMPOSITE TECHNOLOGY CORPORATION:

On December 31, 2004, Jeremiah O'Keeffe ("Plaintiff") filed suit against C. William Arrington and Composite Technology Corporation ("Defendants") in the District Court of Dallas, Texas (Cause No. 04-13004-A). Plaintiff alleges causes of action for breach of agreement and quantum meruit, arising out of an alleged failure, based on a verbal agreement, to compensate Plaintiff for unspecified services provided to Defendants. Plaintiff seeks compensatory damages, including the transfer 5,500,000 shares of common stock, $22,880,000 in monetary damages, attorneys' fees, interest and costs. Defendants deny the claims and intend to vigorously defend against them. On February 7, 2005, Defendants removed the case to Federal Court (Case No. 3-05CV0257N). On February 14, 2005, Defendants filed a Motion to Dismiss for lack of jurisdiction, and on March 7, 2005, Plaintiff filed a Motion to Extend Time to File Response to the Motion to Dismiss and to Allow Discovery on the Jurisdiction Issue. Both motions are pending in Federal Court.

DAVID S. SHIELDS V. COMPOSITE TECHNOLOGY CORPORATION:

On January 21, 2005, David S. Shields filed suit against CTC in Santa Clara Superior Court (Case No. 1-05-CV-034368) alleging CTC breached a subscription agreement by failing to issue the appropriate number of shares thereunder. CTC denies the claims and intends to vigorously defend against them. CTC filed an Answer and Cross-Complaint against Shields for Rescission and Declaratory Relief on April 18, 2005.

ITEM 2--UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 - DEFAULTS ON SENIOR SECURITIES

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


Our 2005 annual meeting of stockholders (the "2005 Annual Meeting") was held on March 1, 2005 at the Atrium Hotel ballroom at 18700 MacArthur Blvd Irvine, CA 92612. Two proposals, as described in our Proxy Statement dated January 20, 2005, 2004, were voted on at the meeting. Following is a brief description of the matters voted upon and the results of the voting:

1.    Election of Directors:



Nominee:                               Number of Shares:

Benton H Wilcoxon                      For 92,504,732
                                       Withheld 685,210

C. William Arrington                   For 92,497,279
                                       Withheld 692,663


2. Ratification of selection of Singer Lewak Greenbaum & Goldstein LLP, as the independent auditor for Composite Technology Corporation


For            Against                 Abstain
86,973,568     6,133,752               82,622



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

3.1(3)      Articles of Incorporation of the Registrant.

3.2(12)     Bylaws of Registrant.

4.1(9) Form of Securities Purchase Agreement including form of the Debenture attached as Exhibit A, form of the Registration Rights Agreement attached as Exhibit B thereto, form of the Common Stock Purchase Warrant attached as Exhibit C thereto, form of legal opinion attached as Exhibit D, form of Custodial and Security Agreement attached as Exhibit E, dated August 17, 2004.

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

10.13(11)   Engagement Agreement between Composite Technology Corporation and
            Brian Brittsan, dated December 18, 2004.

10.14(8) Manufacturing Agreement between Composite Technology Corporation and General Cable Corp dated October 2,2004.

10.15(8) Distribution Agreement between Composite Technology Corporation and General Cable Corp dated October 2, 2004.

10.16(10)   Letter agreement between Composite Technology Corporation and
            Feldman Weinstein LLP, dated November 23, 2004.

10.17(13)   Letter Agreement between Composite Technology Corporation and
            Midsummer Investment, Ltd., Bristol Investment Fund, Ltd., Islandia,
            L.P. and Omicron Trust dated January 21, 2005.

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

May 3, 2005