Form 10KSB/A
period 2004-09-30
COMPOSITE TECHNOLOGY CORP
filed 2005-08-08
CIK 317477

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                               AMENDMENT NO. 1 TO
                                   FORM 10-KSB

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

CAUTION REGARDING FORWARD-LOOKING INFORMATION

All statements contained in this Form 10-KSB/A, other than statements of historical facts, that address future activities, events or developments are forward-looking statements, including, but not limited to, statements containing the words "believe," "anticipate," "expect" and words of similar import. These statements are based on certain assumptions and analyses made by us in light of our experience and our assessment of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results will conform to the expectations and predictions of management is subject to a number of risks and uncertainties that may cause actual results to differ materially.

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

Consequently, all of the forward-looking statements made in this Form 10-KSB/A are qualified by these cautionary statements and there can be no assurance that the actual results anticipated by management will be realized or, even if substantially realized, that they will have the expected consequences to or effects on our business operations.

As used in this Form 10-KSB/A, unless the context requires otherwise, "we" or "us" or the "Company" means Composite Technology Corporation and its subsidiaries.

                                     PART I

ITEM 1 - DESCRIPTION OF BUSINESS

INTRODUCTION

We develop and market composite related products for the electric utility industry, and provide engineering, product design, and other services related to the design and installation of our products to the global electrical utility industry that are designed to improve the performance and capacity of transmission and distribution grids. Our principal product is our proprietary patent pending composite reinforced conductor known as the Aluminum Conductor Composite Core, or ACCC cable. Our ACCC cable is designed to transmit more power than conventional cables of the same diameter, create energy savings through less line losses under comparable operating conditions, and significantly reduce sag caused by overheating due to power overloads. We believe that ACCC cable enables utility companies, power producers and transmission or distribution owners to easily replace transmission lines using standard installation techniques and equipment without modification to existing towers, and in many cases avoid the deployment of new towers and the establishment of easements, all of which may be costly, time consuming, controversial and harmful to the environment

ACCC cable is now commercially available from our subsidiary CTC Cable Corporation, or CTC, on a limited basis and through strategic partnership with General Cable Corporation, a cable manufacturer that is active in developing the U.S. and Canadian markets. We are negotiating with cable manufacturers in Europe, Mexico, China and in other parts of the world to wrap aluminum wires on our ACCC core for sale in their local areas.

We were incorporated in Florida on February 26, 1980 and reincorporated in Nevada on June 27, 2001. We maintain our principal offices at 2026 McGaw Avenue, Irvine, California 92614. Our telephone number at that address is (949) 428-8500. Our website is www.compositetechcorp.com. The contents of this website are not incorporated into this filing. Further, our reference to this website is intended to be inactive textual reference only.

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

On November 3, 2001, we exchanged 60,000,000 shares of restricted, unregistered common stock for 100% of the issued and outstanding common stock of Transmission Technology Corporation, or TTC, a privately-owned Nevada corporation incorporated on March 28, 2001. TTC had been originally formed to secure a license agreement related to a composite reinforced electrical transmission cable system that used composite core materials. As a result of the exchange, TTC became our wholly owned subsidiary. The Bylaws of TTC became our Bylaws.

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

Our acquisition of TTC effected a change in control and was accounted for as a reverse acquisition whereby TTC is the accounting acquirer for financial statement purposes. Accordingly, for all periods subsequent to the reset year-end of September 30, 2001, the financial statements of the Company reflect the historical financial statements of TTC from its inception on March 28, 2001 and our operations subsequent to September 30, 2001, as retroactively adjusted for the transactions on November 3, 2001.

PRINCIPAL PRODUCT

Our principal product is our proprietary patent pending ACCC cable series which has been developed over the past three years. These bare overhead conductor cables have unique properties that provide them with significantly improved product characteristics over traditional bare overhead conductor cables known as ACSR.

The ACCC Cable:

o ACCC has an increased conductive aluminum cross section compared in weight to conventional Aluminum Conductor Steel Reinforced , or ACSR, of the same diameter and weight;

o ACCC composite core reduces high temperature conductor sag that occurs in a transmission line conductor as it becomes hotter due to increasing power flows;

o ACCC is designed to provide energy savings resulting from less line losses when compared with ACSR under the same conditions;

o ACCC has a rated operating temperature of 180 degrees C, with the temporary ability to operate at 200 degrees C, which enables greater power transmission capacity;

o ACCC does not exhibit bimetallic corrosion and resists degradation of its strength core since it does not use a steel core;

o ACCC uses carbon fiber and glass composites which are favored by the latest commercial airliner manufacturers for superior performance;

o ACCC's elimination of steel core reduces induction heating that occurs with a conventional steel core;

o ACCC's composite core has self dampening properties that may reduce the need for dampeners and other anti-vibration devices;

o ACCC uses standard installation techniques and equipment with little need to retrain linesmen and reequip teams service vehicles;

o ACCC can easily be retrofitted on existing towers to upgrade energy throughput;

o ACCC allows transmission and distribution owners to replace lines easily, typically without modification to the poles and towers;

o ACCC can substitute for other cables that have greater tensioning on the older towers to delay the need to replace down-rated aging towers, helping in the management of infrastructure renovation programs;

o ACCC may eliminate the need to establish new rights of way that are costly, time consuming, and environmentally controversial, since ACCC offers increased throughput and enhanced safety without the necessity of constructing new lines.

Bare overhead electrical conductor is composed of conductive materials that must hang in the air; but since conductive materials are typically not high strength, the conductor portion of the cable is held in the air by a strong core. Traditional Aluminum Conductor Steel Reinforced, or ACSR, uses aluminum to conduct because aluminum conducts well and is light, with a steel core to reinforce the cable to hold it up. Traditional cable designers have increased the performance of their steel cored cables for the most part by increasing the strength of the core with special steels that could operate at higher temperatures and by increasing the quantity of aluminum by packing the wires closer together with trapezoidal shapes. The result is a steel cored cable that can handle more heat, but still has significant sag issues at higher temperatures and if the version has trapezoidal shaped aluminum wires the resulting cable will have greater weight for the same diameter cable and thus require structures with greater tension capability.

Other companiess that are trying to find solutions to the requirements of increased capacity more transmission and distribution have been developing alternatives such as new underground superconductor cables. The fundamental problem with these innovations, we believe, is that the costs are prohibitive and the results uncertain. Recent industry research has nonetheless focused significantly on superconductors, which require constant cooling to cryogenic temperatures. While superconductors perform with low transmission losses, their much higher price and increased maintenance constraints may make them suitable only for select underground lines in highly congested metropolitan centers. We do not believe that this technology will be used in overhead transmission or distribution systems in the foreseeable future.

The solution provided by ACCC comes about by going back to essentials: engineer the conductor to conduct more electricity at the lowest cost, engineer the core to support the cable without higher temperature sag, and reduce corrosion while minimizing all unnecessary side effects and problems. The result is the CTC composite core that supports more aluminum within the same comparable diameter cable, letting the aluminum carry the current while the high strength non-corrosive core holds up the cable with minimal sag.

The most widely used bare overhead conductor in the world today is the ACSR. The North American Electric Reliability Council predicts a demand increase for electricity in the U.S. at 19.5% between 2001 and 2010. According to the Edison Electric Institute bulletin titled "Expansion of the U.S. Transmission System is Long Overdue", there will be a requirement of up-to $56 billion in the U.S. transmission grid to maintain current levels of transmission reliability. Further the bulletin shows that the investment in transmission systems to maintain the year-2000 adequacy requires quadrupling. "Plunkett's Energy Industry Almanac 2005" confirms these same investment requirements.

During the period from 2000 to 2010, according to the US DOE, Energy Information Agency's "International Energy Outlook 2001", while the U.S. electrical consumption grows by 28%, the developing world consumption rate grows by over 60%. The majority of this will consist of entirely new systems with correspondingly high capital requirements for new line construction. The developing word consumption will then be almost 50% greater than that of the U.S. The total overhead line investments required to achieve these growth levels outside the U.S. may exceed 10 times that of the annual U.S. expenditure. Our goal is to replace ACSR cable with our ACCC cable by penetrating the portion of the market that most requires a solution to an overloaded transmission and distribution grid system.

In addition, the material properties of the composite core in our ACCC cable reduce the problem of conductor sag due to higher temperatures. The cable is therefore rated at an operating temperature of 180 degrees C and does not sag appreciably up to that temperature. This compares favorably with the normal operating temperature of standard ACSR which is 80 degrees celsius with a maximum temporary operating temperature of about 100 degrees celsius as compared to the equivalent in ACCC of 200 degrees celsius. The problem of line sag came into prominence at the time of the 2003 blackouts in the Northeastern United States. It appears that the problem originated with an overheating line sagging too close to a tree causing an electrical short that stopped the electricity transmission. This forced the electricity to immediately transfer to other lines, making them operate at a higher temperature until they too shut down. This resulted in the collapse of a major portion of the northeast electrical grid that resulted in many hours of blackout for the city of New York and other places within several states. ACCC does not sag appreciably with increased temperature, because, unlike a metal core, our composite core exhibits much lower thermal expansion properties. In practical terms, the ability to operate a cable at higher temperatures is an advantage in that it creates a much greater emergency reserve capacity.

Corrosion is another problem with the use of conventional transmission cables. Corrosion damages metals, reducing strength. Salt and forms of airpollution can result in corrosion of both the aluminum conductor and steel cores, including galvanic corrosion due to contact between two different metals. Composites do not have such problems, being engineered from non-metallic materials. The non-metallic core is a major factor in the reliability of our ACCC cable. Additionally, the ACCC core is not only resistant to corrosion and strong but also not brittle or fragile, like some metal matrix composites proposed in the market. Our ACCC core is wound around standard reels and handled in production and in the field by workers and linesmen who do not need to be concerned about snapping the composite core or shattering it with a sharp blow. Field demonstrations show that it comes off the reel easily and goes through standard pulleys, while being pulled to tension in the normal way. It can also cover much greater spans than other cables pulled to the same tension, since ACCC exhibits less sag.

The ability to substitute or replace ACSR and other cables with a stronger more conductive ACCC cable brings other practical advantages that may benefit the transmission owners, utility companies, and power producers. These advantages fall into two important categories relating to: (i) existing line renovation and refurbishment, making the existing asset function better, more efficiently and deliver more power with less capital-expenditure; and (ii) new line construction which could require fewer support structures since our cable has less sag.

We believe congestion can be relieved immediately because ACCC cable can be installed and tensioned identically to ACSR cable allowing it to replace existing overhead lines without structural modification of the supporting tower systems, new permissions and prohibitive delays, therefore allowing more power to be transmitted.

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

The fundamental advantage in using ACCC cable to upgrade existing lines is the elimination of the need to construct new lines. It can eliminate the need to establish new rights of way. This is costly, time consuming, uncertain, controversial and may impact the environment.

SUMMARY OF EVENTS AND STATUS OF OUR PROGRESS DURING THIS PERIOD

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

The most important external events of the period may be summarized under four major headings, as follows:

The first was the ongoing process of testing and demonstrations that continue to date. Throughout the period, testing has continued, initially as an essential part of refining product and production process design, and more recently to validate the ACCC product. Announcements of the publication of important test data regarding ACCC were made in the first quarter of fiscal 2004 and testing and trials have continued throughout the year to underline the initial findings made at that time. Contributions have been made by the University of Southern California and most recently the field installation at the Electrical Power Research Institute at a Haslet, Texas facility announced in September of this year.

In February 2003, we retained EPRI Solutions, Inc. to develop work procedures for the installation or our ACCC conductor on a test line located in Haslet, Texas, and to monitor and collect performance data on this installation for two years. Pursuant to the terms of the agreement, we agreed to pay EPRI a fixed fee upon the completion of specified milestones. The term of this agreement is from February 1, 2003 through January 1, 2008, unless EPRI's services are completed or the agreement is terminated earlier. We or EPRI may terminate the agreement at any time with prior written notice. The field installation of our ACCC conductor was completed pursuant to this agreement in September 2004.

In June 2003, we retained the University of Southern California to study properties of our fiber and resin composite core under various conditions, including the core characteristics in our connecting hardware. The university's composites team provides various analysis data and studies so that we can predict the characteristics of the core under various loading conditions and allow us to develop refinements to next generation designs. This agreement terminates on May 31, 2005, unless terminated by USC or us upon prior written notice.

The second was the announcement in May and July of the inclusion of the ACCC family of cables in the Power Line Systems' design software program, which is used by professionals in the electric utility industry. We believe that this software program provides engineers with the tools necessary to include our products in new power line project planning and design.

Third is the enabling breakthrough in our production plans created by the execution through our subsidiary CTC Cable Corporation of the Distribution and Purchase Agreements with General Cable Industries, Inc., principal U.S. operating subsidiary of General Cable Corporation, a leading company in the utility cable market, on October 2, 2004. General Cable produced the first ACCC cable in the last quarter of our fiscal year ending September 30, 2004 and September 30, 2003, and the relationship has become an important part of our North American growth strategy.

General Cable is an important manufacturer in the utility cable industry. We believe that the agreements:

      (i) give us a firm basis to ensure that the ACCC cable will be produced when required;

      (ii) give us significant openings with General Cable's preferred and regular customers;

      (iii) allows us to reduce a number of planned marketing costs;

      (iv)  allows us to sell our product through General Cable;

      (v) provide a certain assurance to the market regarding security of supply since General Cable is one of the world's largest cable manufacturers and has the capacity to meet anticipated customer demand for the product; and

      (vi) gives further impetus to the marketing efforts already undertaken by raising the profile of our company and products.

As referenced in the Purchase Agreement, General Cable has been granted exclusive manufacturing rights to wrap, or apply aluminum strand around our ACCC composite core, providing a finished ACCC conductor cable to be installed and operated in the U.S. and Canada. The agreement terminates on December 31, 2007, unless terminated earlier in the event General Cable is unable to supply products or we are unable to accept delivery of products due to causes beyond our or General Cable's control. Pursuant to the terms of this agreement, we have agreed to purchase articles, materials, services or equipment from General Cable for the manufacture of ACCC conductor cable at prices no higher than prices that General Cable would provide to its best commercial customer, subject to General Cable's right to modify prices upon material increases in any of General Cable's raw material costs. General Cable has agreed to certify that its materials, equipment and services covered by the purchase orders comply with the utility cable industry standard specifications and manufacturing processes work as well as our specifications. It also warrants for a time period of 12 months after installation, excluding all other warrants, that the wrapped products sold under the purchase orders will meet government approved specifications in the U.S. or Canada and will comply with all specifications and standards agreed upon with CTC in writing. This warranty is not effective more than 20 months from the date of our invoice covering the products. Under the terms of this agreement, General Cable's liability is limited to replacement of any wire or cable that does not substantially meet the manufacturing specifications or fails during normal use within one year from the date of installation and such failure was caused by defects in material or workmanship at time of shipment. Our liability is limited to replacement of products within the warranty period that are defective due to failure of the core to meet applicable specifications or failure to perform as part of a finished product.

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

Finally, June 2004 brought us the announcement of the interest of FCI/Burndy in manufacturing the accessories necessary for our ACCC core. In November 2003, we entered into a joint development agreement with FCI SA, one of the world's largest cable hardware manufacturers, to develop and protype accessories for use on our ACCC conductor and to develop a global supply agreement for those developments. Joint inventions under the terms of the agreement are jointly owned by FCI and us, and prior written consent is required before a license may be granted to a third party for the joint inventions. FCI and CTC, at their sole expense, bear the costs of their respective obligations under the agreement. The term of the agreement is for the duration of the development project, which we will be completed and commercially available in fiscal 2005.

This fiscal year also saw the first commercial order for the ACCC cable for a new transmission line in Kingman, Kansas during the first quarter and the first completed commercial installation at Holland, Michigan during the last quarter pursuant to a purchase order in connection with our arrangement with General Cable. Pursuant to a letter agreement between us and the City of Kingman, Kansas, dated November 11, 2003, we agreed to install approximately 21 circuit miles of ACCC cable for pilot testing and provided services and hardware in this connection for an aggregate fee of $2.5 million. The term of this agreement is one year from the date of energization of the installed ACCC cable. During the one-year term, the City of Kingman will collect data to determine satisfactory performance. If our conductors fail to perform properly during this term, then the City of Kingman has the right to terminate the agreement and require us to pay for the removal of the conductors and purchase and install ACSR conductors. We are responsible to provide, maintain, and repair, at our cost, all ACCC conductors and hardware required for its installation or repair, equipment to monitor the testing requirements, and design data on the ACCC conductors and hardware being tested for the duration of the one-year term. We must also pay for compliance with applicable federal and state laws and permits required for this pilot test during the term. The City of Kingman is responsible, at its sole expense, to pay for labor costs associated with the initial installation of the ACCC conductors, obtain necessary permits for the installation of the ACCC conductor and collect data from our monitoring equipment for the one-year term. Although we cover the cost, at our sole expense, of the ACCC cable, the letter agreement provides the following compensation for our services and products in connection with the installation:

      (i) an amount not to exceed $550,000 for engineering and construction services to design, engineer and supervise construction of the 21-mile transmission line, subject to the City of Kingman's right to award part of the contract to the lowest qualified bidder;

      (ii) an amount not to exceed $740,000 for our composite poles, cross-arms, installation hardware and installation services determined by final engineering specifications in connection with the construction of a 21-mile transmission corridor;

      (iii) an amount not to exceed $850,000 for cable installation services to supervise, manage and install 21-miles of ACCC transmission cable, subject to the City of Kingman's specifications; and

      (iv) reserved funds not to exceed $535,000 for construction or installation of contingencies, including, but not limited to, tree trimmings or removals, unanticipated water or soil impediments, and unanticipated route changes required for pole installations, subject to final engineering.

SALES AND DISTRIBUTION

During the process of sales and distribution of ACCC, we have identified two important phases: Market Trials and Accepted Usage. Essentially, sufficient testing and trials have already been accomplished to stimulate interest among utilities' engineers, but the industry is cautious. Field trials are usually desired to evaluate the product. This can be accomplished with ACCC running alone or in conjunction with other potential cables. We are ready to sell trial quantities of ACCC cable to customers almost immediately for field trials together with installation support and assistance. We anticipate receiving access to data and trial results for potential customers to better evaluate its ACCC product.

We use three principal strategies for the distribution of our products.

The first is direct sales of cable to utilities and distribution companies. Manufactured core is wrapped by General Cable under contract and sold to the utilities. These sales are arranged through field consultants and by our personnel. We participate at trade shows and use our contacts to enable it to present the advantages to decision makers at the utilities who might benefit from our products. It is anticipated that these contacts will develop into an arrangement whereby the utility will try our products in a test line; which in turn will lead to acceptance and further purchases.

The second is sales of core to cable manufacturing partners. In North America our contractual partner is General Cable. It is anticipated that General Cable will sell the ACCC products to its customers as part of the General Cable range of cables. This will lead to the sale of our cable, the essential ingredient in ACCC cable.

The third is using consultants or intermediaries who have relationships with governments, utilities, engineering companies, cable manufacturers and interested purchasers. We are able to provide such intermediaries with an interest in the sale of the products in return for sales into defined markets.

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

The manufacture of the core uses a proprietary continuous process for manufacturing composites that have a cross-sectional shape. This process allows numerous glass and carbon filaments to be pre-tensioned, impregnated with high performance resin systems, and then rapidly cured as the product emerges through a heated die. The shape of the dies dictates the core configuration and different designs are utilized for different cable sizes. The proprietary resin formulations we use are highly resistant to temperature, impact, tensile and bending stresses, as well as to the harsh environmental conditions encountered in the field. The product is also designed to have a long life and a resistance to high energy electrical fields.

At present the manufacture of the core is carried out at our facilities in Irvine California. Although conceptual plans are underway to transfer production to a separate facility when the order volume reaches a critical mass, no such production facility has been identified. We can also manufacture using subcontractors if required.

The ACCC core is then delivered to the cable manufacturer, General Cable in the U.S. and Canada, for wrapping with aluminum. The core is shipped on round reels and is received at the cable wrapping facility in much the same way as traditional steel cores. Core is delivered in standard lengths to meet stranding limits. The core is then stranded or wrapped with fully annealed or heated aluminum wires drawn into trapezoidal shapes.

We plan to increase its capacity ahead of commercial orders to be in time for delivery.

Machinery is currently acquired under lease and we have lease line financing in place to fulfill further requirements.

Our principal raw materials in the production of the ACCC core are glass and carbon fibers, combined with specific polymer resins. Our cable manufacturers require raw aluminum rod materials usual in the production of bare overhead cable. Accessories require primarily high grade aluminum and special steels. The prices for these raw materials are subject to market variations. Glass and resins can be acquired from several sources, however the preferred supplier for the carbon is Toray Industries. While our preference will be to Toray, we are currently qualifying alternative suppliers' carbon material in our production path.

We are continuing the development of our new high-speed production equipment and anticipate that this will be completed in the coming year.

INTELLECTUAL PROPERTY

We are continuing to pursue patent protection for all aspects of our composite materials, products, and processing, including aspects of our product other than the core.

We filed the following patent applications:

      (i) PCT Application Serial No. PCT/US03/12520 on April 23, 2003, and United States Continuation-In-Part Applications Serial Nos. 10/692304, filed October 23, 2003;

      (ii)  10/691447, filed October 22, 2003; 10/690839, filed October 22,
            2003, 10/911072, filed August 4, 2004, PCT Applications Serial Nos. PCT/US02/35199 filed October 22, 2004;

      (iii) PCT/US04/35201, filed October 22, 2004; and Provisional Applications Serial Nos. 60/537302, filed January 16, 2004; and

      (iv)  60/536164, filed January 13, 2004.

We are in the process of formally assigning these pending patent applications to its wholly owned subsidiary, CTC Cable Corporation, a Nevada corporation, formed December 5, 2003. We have also filed corresponding patent applications in over 60 countries worldwide to preserve and protect our potential market opportunities. The inventors of record of all of our applications are Dr. Clem Hiel, Mr. George Korzeniowski, and Mr. David Bryant. Dr. Hiel is world-renowned in the field of composite materials engineering and design. Mr. Korzeniowski has a long and distinguished career dealing directly with design, building and operating processing equipment for composite products manufacturing. Mr. Bryant is our Vice President, Product and Production Development and has extensive experience with the design and production of novel composite products. Under consulting agreements with Mr. Korzeniowski and Composite Support & Solutions, Inc., of which Dr. Hiel is president, Mr. Korzeniowlski and Dr. Hiel have assigned their rights to all intellectual property regarding the subject matter of CTC to CTC. Mr. Bryant is employed by and is vice president of CTC. Under the terms of a consulting agreement with Mr. Bryant and CTC, Mr. Bryant has assigned his rights to all intellectual property regarding the subject matter of CTC to CTC. Our patent applications deal with novel composite materials, a range of materials for such composites, processing to produce composite materials, range of operating characteristics, and various products made from such composite materials. The primary products disclosed are electrical transmission conductors that substitute the related composite materials in place of standard steel reinforced cable. The composite materials are characterized by both chemistry and physical properties, and particular examples are included. Product characteristics such as ampacity, elevated operating temperatures, lower electrical resistance, light-weight, high strength composite fiber packing density, corrosion, stiffness, thermal expansion, toughness, fatigue life, creep resistance, wear resistance and fiber strength are addressed. Novel manufacturing processing techniques are also disclosed, which techniques are applicable to both the conductor applications as well as other composite based products. Numerous cross sectional cable designs are disclosed, as well as various methods and designs for splicing composite cables. Transmission systems incorporating our novel composite cables are also addressed.

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

We have also acquired licensing rights pursuant to a License Agreement dated February 6, 2003, between W. Brandt Goldsworthy & Associates, Inc., or WBGA, and the Company. The License Agreement grants us the exclusive use of any components in our ACCC products that include items contained in patent claims granted to WBGA by the U.S. Patent and Trademark Office, or USPTO. The License Agreement also provides us a broader non-exclusive license for any other pultruded composite core electrical cable designs characterized by WBGA as CRAC-1. The License Agreement bears a 2% royalty on net sales revenues for that component of ACCC using any patent claim issued to WBGA and a 1% royalty for any component of the CRAC-1 technology, if any, used by us, provided WBGA is granted valid patent Claims by USPTO. To date no such claims have been granted, and the USPTO issued a final rejection of the patent application on October 18, 2004. WBGA or its assigns has a six-month period to respond to the final rejection or appeal the final rejection. We were notified that the rights to the License Agreement as Licensor were transferred to James M. Dombroski pursuant to Mr. Dombroski's execution of a lien on the asset dated December 29, 2003. Mr. Dombroski subsequently transferred his rights to the License Agreement to GIFT Technologies LP on April 13, 2004. The duration of the License Agreement is for the life of any patent granted to WBGA by USPTO for the specific technologies licensed herein.

We are currently pursuing patent protection for other composite based products and applications. These additional patent applications generally relate to composite-based towers and poles. We are currently preparing a number of additional patent applications and it is anticipated that these will be filed in the near future.

MARKETABILITY

The U.S. Department of Energy reported some years ago that much of the nation's electrical transmission and distribution infrastructure is rapidly becoming incapable of meeting the demands of our modern economy. This is the result of the increasing demand for the consumption of electricity. I which has more than doubled over the last 10 years, coupled with aging of the existing grid, which is in need of replacement and is prone to failure.

Utilities have been adding to their electrical generation capacity. In the most recent three years more generation capacity has been added than at any time since 1945. However, during the same period the investment in delivery systems for the new capacity, or the grid, has not significantly increased. This will have to be rectified if the new generation capacity is to be efficiently utilized. This translates into the necessity for a large increase in investment into the bare overhead cable conductor systems that make up the electrical grid. Our ACCC cable is a type of bare overhead cable conductor.

The currently available data projections for the size of the market for bare overhead conductor are conflicting, with different sources assigning widely different figures to the overall market size and to the markets for different countries. This is probably due to the fact that analysts can easily confirm the present size of the Grid and its required expansion but cannot adequately factor in two important considerations. The first of these is that it is often unclear how much of the existing grid must be replaced and how quickly. This information is often confidential and in all cases sensitive with its combination of considerations of safety, ecology and commercial impact. The second is that while new capacity is required on the grid it is often assumed that this will necessitate new lines. These are far from easy to arrange. Obtaining rights of way and permissions sometimes takes years and is of uncertain outcome.

Introduction of our products may help to alleviate some of these issues since ACCC enables providers to increase transmission capacity to handle expected load increases without resorting to the uncertainties of relying on the permits for and construction of new rights of way. More fundamentally, we believe that ACCC is a replacement for existing lines that requires less tensioning and can therefore be used on weaker towers.

Our ACCC product targets an industry which is mature in most industrialized countries such as those in North America and Europe but developing in various other countries around the world, such as China and in South America.

COMPETITION

The primary competing product to our ACCC in North America and in most parts of the world is still traditional ACSR, a hundred year old technology. We believe that ACSR cannot satisfy a number of requirements facing the modern grid and distribution operator. Awareness of this issue has resulted in a number of companies with various alternative products coming forward. These may be summarized as follows:

o Widely used in Europe, certain cable manufacturers already produce variations of Aluminum Conductor Strength Steel, ACSS. This aluminum conductor is reinforced with higher strength steel alloys in the core that allow the use of trapezoidal shaped wires. When compared with equivalent sized ACSR cables, the trapezoidal ACSS cable is heavier and thus may require higher tensioning, potentially resulting in tower modifications. Variations of ACSS also exist in the shape of the aluminum stranding with both trapezoidal and `Z' shaped cables offering less wind noise than traditional ACSR.

o 3M Company reports that they have developed Aluminum Conductor Composite Reinforced, or ACCR, a conductor with a core composed of metal and ceramic matrix composite wires with diameters ranging from 0.073 inches, or 1.9 mm, to
0.114 inches, or 2.9 mm, that appears to be wrapped in a thin adhesive backed metal foil. 3M claims that their ACCR has increased ampacity over ACSR by 1.5 to 3 times at very high temperatures. Its price is reported to be seven to ten times higher than ACSR.. 3M Company literature also indicates that some modifications from the ACSR-norm in handling and installation procedures may be required since the ACCR core is reportedly brittle and may snap or shatter if handled incorrectly. 3M literature also notes that the conductivity of the aluminum is lower than the aluminum in conventional ACSR. 3M claims to have made commercial sales of the product.

o Korea Electric Power Corporation completed 24 overhead transmission line upgrade projects between 1994 and 1997 where they replaced existing conductors with higher ampacity conductors using existing towers and rights-of-way. They used the Super Thermal Resistant Aluminum Alloy Conductor with Invar Reinforcement, or STACIR, first introduced in 1994. The cable can operate to 210 degrees celsius with its ampacity approximately doubled. The cost of STACIR is estimated to be four to seven times higher than ACSR and has slightly increased line losses and weighs more than comparable sized ACSR. Limited market acceptance of this product has occurred, although we believe that it is mainly in Korea.

o A multi-sectioned cable known as the GAP cable has been introduced by Sumitomo. This conductor has been used by a number of companies internationally and has reportedly experienced mixed results in various applications. In particular it is noted that when fitting the conductor it must be first hung without significant tension to `relax' the cable, installation is difficult and expensive with more frequent, costly terminations of the conductor required. The term unreserved acceptance is defined as meaning the GAP cable design has not been accepted throughout the utility industry as a standard, cost effective replacement for existing cables. We believe that those companies using the GAP cable are actively seeking an alternative. Our belief is based on our discussions with EVE Transmission who developed the GAP design for the U.K. market and who has been unable to gain market acceptance beyond a demonstration site. We also believe that significant structural strengthening of towers is required for its use.

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

We believe our ACCC product is superior to the ACSR product in that it allows greater ampacity, or electricity throughput on identically sized lines. Our ACCC product is lighter, resulting in the requirement of fewer electrical towers per mile of cable installed.

We believe our disadvantages to our competition consist primarily of two items. First, our ACCC cable is a new product that incorporates technology that, while proven in other industrial applications, has not been proven in the utility markets. The ACSR product we anticipate replacing has been in existence for 100 years, is familiar with utility management and utility engineers and is proven to work in real world conditions. Our product does not have this legacy in the utility markets. Second, our product is more expensive than the ACSR cable for the same sized cable. While we believe that installation of our product will result in cost savings and increased efficiency of electrical transmission that will offset the higher cost per foot of cable, we may not be able to convince the purchasers of the cable of this contention.

The term composite covers a wide variety of materials from cements to metal matrix composites, through carbon fiber and fiberglass. We are not the first entity to attempt to develop a composite core for a transmission cable, and cannot protect all conceivable composite cores by our patent applications.

We have also filed additional patent applications to address additional subject matter complementary to the information set forth in our original patent applications. This is intended to serve as an additional barrier to the development of competing composite products. A company interested in developing a competing product would be investing in composite core development knowing that there were additional patent applications claiming subject matter that may have been filed but not yet public.

We produce the composite core component of the ACCC cable. Any qualified cable manufacturer should be able to apply the annealed or heated aluminum to the outside of core to produce the finished product. Since we intend to enter into agreement with cable manufacturers that are willing to wrap the core to produce the ACCC final product, such manufacturers are not immediately our competitors, although other products they produce may compete with the ACCC. Our strategy is currently to make the production of ACCC available to cable manufacturers that have an expanding market and are willing to invest in bringing ACCC into their markets. In the United States market, however, we have signed an exclusive manufacturing agreement with General Cable that establishes General Cable as the only manufacturer of ACCC for the U.S and Canadian markets until late 2007. There are three principal manufacturers of traditional bare overhead conductors, which supply the United States market: Southwire Company, General Cable Corporation and Alcan Cable. Given the current exclusive manufacturing arrangement, General Cable's production of ACCC will be in competition with both of the other key producers in the market.

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

Our intended operations are generally subject to various federal, state, and local laws and regulations relating to the protection of the environment. These environmental laws and regulations, which have become increasingly stringent, are implemented principally by the Environmental Protection Agency and comparable state agencies, and govern the management of hazardous wastes, the discharge of pollutants into the air and into surface and underground waters, and the manufacture and disposal of certain substances. We anticipate, and to date have had, no difficulty in meeting these standards.

Certain international markets may require government or type registration approvals from leading companies or public or semi private bodies or associations. It is our policy to examine these barriers to entry and to select markets which will be able to introduce its products in this initial phase without a significant, lengthy or costly registration or approval procedures.

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

In fiscal year 2004 we spent $3,258,055on development costs; in fiscal year 2003 we spent $3,243,475on development costs and $629,368 in fiscal year 2002.

EMPLOYEES

As of December 20, 2004, we had 48 full time employees and use the services of 18 consultants on a regular basis for a variety of tasks and responsibilities. Additional consultants are employed as required for specific tasks. We have 3 corporate officers: two Executive Officers and the Corporate Secretary. The two Executive Officers are the Chief Executive Officer and the Chief Operating Officer.

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

One senior manager, employed as a consultant, was appointed the corporate secretary with the task of improving the efficiency of our operations and preparing us for listing on an Exchange. He is also responsible for the European, Middle Eastern and African Markets and resides in the UK.

As of fiscal year end 2004, the CEO was the acting Chief Financial Officer in charge of the Finance Department. Subsequent to September 30, 2004, we have employed the services of a consultant to assistant to Benton Wilcoxon, who has remained our acting CFO. It is hoped that following a probationary period this individual will be appointed to the position of CFO and become an officer of the Company. We already employ a Controller and Accounting Manager in the Finance Department,

As of year end, the COO was also our President in charge of the Business Development and Sales Department. Three senior corporate managers handle, respectively: Investor Relations, Quality Control and Assurance, and Product and Production Development. Information Systems and Intellectual Property Strategy are handled by outside consultants.

We employ 4 additional senior managers in its Product and Production Development Department. and a total additional staff of 25 complete the Product and Production Development Department and handle the current production of core and accessories. The Business Development and Sales department is comprised primarily of consultants with one senior field person and 2 field engineers responsible for sales.. There are 4 corporate administrative assistants, 2 logistics personnel, one security officer and one maintenance person. We also uses the services of part time employees as required.

To assist the COO in the performance of his duties we have appointed a senior manager to the Office of the COO.

We have entered into at-will and as needed consulting contracts with various marketing and business consultants and composite experts to provide us with the necessary technical skills which are required to execute our business plan and bring our products to market. Contracts also exist for legal, patent strategy and accounting services. Recruiting efforts will continue as we bring our products to market.

RISK FACTORS

AS A COMPANY IN THE EARLY STAGE OF COMMERCIALIZATION, OUR LIMITED HISTORY OF OPERATIONS MAKES EVALUATION OF OUR BUSINESS AND FUTURE GROWTH PROSPECTS DIFFICULT

Since our reorganization in 2001, we have had a limited operating history and are at an early stage of commercialization of a new technology product to a market unused to using new technologies. We began selling our ACCC cable and entered into our first commercial agreement in 2003. Our technology is a relatively new advance for the electrical utility industry technology and has not yet achieved widespread adoption. We do not have enough experience in selling our products at a level consistent with broad market acceptance and do not know whether we can do so and generate a profit. As a result of these factors, it is difficult to evaluate our prospects, and our future success is more uncertain than if we had a longer or more proven history of operations.

WE EXPECT FUTURE LOSSES AND OUR FUTURE PROFITABILITY IS UNCERTAIN

Prior to acquiring Transmission Technology Corporation, or TTC, in November 2001, we were a shell corporation having no operating history, revenues from operations, or assets since December 31, 1989. We have not had any bookable revenues from operations subsequent to acquiring TTC through June 30, 2004. We may experience significant quarterly and annual losses for the foreseeable future.

We may not ever become profitable. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. We expect the need to significantly increase our general administrative, product prototype and equipment prototype production expenses, as necessary. As a result, we will need to generate significant revenues to achieve and maintain profitability.

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

For the fiscal year ended September 30, 2004, we had a net loss of $14,687,874 and negative cash flows from operations of $18,735,430. For the fiscal years ended September 30, 2003 and 2002, we had net losses of $6,751,252and $4,523,953, respectively. For the same periods, we had negative cash flows from operations of $2,022,935 and $715,923, respectively.

We had an operating cash flow deficit of $18,735,430 as at September 30, 2004. During fiscal 2004, by quarter, this operating cash flow deficit was $4,266,853 as of June 30, 2004, $3,112,739, as of March 31, 2004, and $1,224,719, as of
December 31, 2003. The operating cash flow deficit was $2,022,935, as of September 30, 2003.

As of September 30, 2004, our accumulated deficit was $26,439,356.

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

IF WE FAIL TO MANAGE OUR GROWTH EFFECTIVELY, OUR BUSINESS COULD BE ADVERSELY AFFECTED.

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

FAILURE TO ADEQUATELY PROTECT OUR PROPRIETARY RIGHTS, COULD ENABLE THIRD PARTIESTO USE OUR TECHNOLOGY, OR VERY SIMILAR TECHNOLOGY, AND COULD REDUCE OUR ABILITY TO COMPETE IN THE MARKET, AND ANY PROPRIETARY RIGHTS LITIGATION COULD BE TIME CONSUMING AND EXPENSIVE TO PROSECUTE AND DEFEND.

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

We rely to a substantial extent on the management, marketing and product development skills of our key employees, particularly Benton H Wilcoxon, our Chief Executive Officer, and C. William Arrington, our President. If Mr. Wilcoxon or Mr. Arrington were unable to provide services to us for whatever reason, our business would be adversely affected. Neither Mr. Wilcoxon nor Mr. Arrington has entered into employment agreements with the Company.

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

      (iii) we otherwise fail to implement our business strategy successfully..

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

WE ARE CONTROLLED BY A SMALL NUMBER OF STOCKHOLDERS, WHOSE INTERESTS MAY DIFFER FROM OTHER STOCKHOLDERS.

As at the date of this filing, Benton H Wilcoxon, our Chairman of the Board, Chief Executive Officer and Acting Chief Financial Officer, and C. William Arrington, our director, in the aggregate beneficially own or control approximately 35% of the outstanding common stock. As a result, these persons have controlling influence in determining the outcome of any corporate matters submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors and other significant corporate actions. They also have the power to prevent or cause a change in control. The interests of these stockholders may differ from the interests of the other stockholders, and may limit the ability of other stockholders to affect our management and affairs.

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

CHANGES IN INDUSTRY STANDARDS AND REGULATORY REQUIREMENTS MAY ADVERSELY AFFECT OUR BUSINESS.

As a manufacturer and distributor of wire and cable products we are subject to a number of industry standard-setting authorities, such as the Institute of Electrical and Electronic Engineers, the European based International Council on Large Electric Systems, the American Society of Testing and Materials and the Canadian Standards Association. In addition, many of our products may become subject to the requirements of federal, state and local or foreign regulatory authorities. Changes in the standards and requirements imposed by such authorities could have an adverse effect on us. In the event we are unable to meet any such standards when adopted our business could be adversely affected. In addition, changes in the legislative environment could affect the growth and other aspects of important markets served by us. While certain legislative bills and regulatory rulings are pending in the energy and telecommunications sectors which could improve our markets, including energy bill H.R. 6 that passed both the House and Senate in 2003 and the House Conference Committee, any delay or failure to pass such legislation and regulatory rulings could adversely affect our opportunities and anticipated prospects may not arise. Energy bill H.R. 6 is a federal bill, that, if enacted, would cover energy conservation, research and development and improvement of the energy infrastructure pursuant to a national energy policy. We believe that this bill could improve our market opportunities if, as a result, it enhances the willingness and ability of potential customers to adopt new technologies in the electrical utility industry. This comprehensive bill currently remains in conference committee in the Senate. It is not possible at this time to predict the impact that any such legislation or regulation or failure to enact any such legislation or regulation, or other changes in laws or industry standards that may be adopted in the future, could have on our financial results, cash flows or financial position.

WE EXPERIENCE COMPETITION FROM OTHER COMPANIES IN THE ELECTRICAL UTILITY INDUSTRY, WHICH COULD RENDER OUR PRODUCTS OBSOLETE OR SUBSTANTIALLY LIMIT THE VOLUME OF PRODUCTS THAT WE SELL. THIS WOULD LIMIT OUR ABILITY TO COMPETE AND ACHIEVE PROFITABILITY.

The market in which we compete is intensely competitive. Our competitors include makers of traditional bare overhead wire and other companies with developmental-stage products may be marketing or developing products that compete with our products or would compete with them if developed. There is no certainty that unique technological advances won't be achieved by our competition, with better capital resources, in the future, or that would render our technologies and products obsolete. We believe our competitors will continue to improve the design and performance of their products and to introduce new products with competitive price and performance characteristics. We expect that we will be required to continue to invest in product development, productivity improvements and customer service and support in order to compete in our markets. Such competitors could develop a more efficient product or undertake more aggressive and costly marketing campaigns than us, which may adversely affect our marketing strategies and could have a material adverse effect on our business, results of operations or financial condition. In addition, as we introduce new products, we will compete directly with a greater number of companies. There can be no assurance that we can compete successfully against current or future competitors nor can there be any assurance that competitive pressures faced by us will not result in increased marketing costs, loss of market share or otherwise will not materially adversely affect our business, results of operations and financial condition. See "Competition" under the section of this prospectus entitled "Description of Business."

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

The market price of our common stock may be subject to significant fluctuations in response to our operating results, announcements of new products or market expansions by us or our competitors, changes in general conditions in the economy, the financial markets, the electrical power transmission and distribution industry, or other developments and activities affecting us, our customers, or our competitors, some of which may be unrelated to our performance. The sale or attempted sale of a large amount of common stock into the market may also have a significant impact on the trading price of our common stock. During the last 12 months, the closing bid prices for the common stock have fluctuated from a high of $5.25 to a low of $0.87. Fluctuations in the trading price or liquidity of our common stock may adversely affect our ability to raise capital through future equity financings.

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

Between March 18, 2003 and February 4, 2004 we issued common stock and options representing 1,504,780 shares of common stock to nine employees and consultants in satisfaction of bona fide services rendered and valued at an aggregate amount of $880,266 pursuant to our 2002 Non-Qualified Stock Compensation Plan. Although we believed that we and our counsel had filed the appropriate registration statement on Form S-8, it came to our attention in February, 2004 in connection with the preparation of a registration statement that an appropriate Form S-8 had not been filed. It may be determined that such issuances were not exempt from registration or qualification under Federal and state securities laws, and we did not obtain the required registrations or qualifications. As a result, we may be subject to contingent liabilities from these investors, as well as subsequent purchasers of the shares directly and indirectly issued. These liabilities may include an obligation to make a rescission offer to the holders of these shares and options. If rescission is required and accepted, we could be required to make payments to the holders of these shares and options. In addition, Federal securities laws do not expressly provide that a rescission offer will terminate a purchaser's right to rescind a sale of stock that was not registered as required. If rescission is required, and any or all of the offerees reject the rescission offer, we may continue to be liable under Federal and state securities laws. See our disclosure titled "Stock Compensation Issuances."

AS OF DECEMBER 20, 2004, 27,925,654 SHARES WERE ISSUABLE UPON EXERCISE OF ALL OUTSTANDING OPTIONS, WARRANTS AND CONVERSION OF CONVERTIBLE DEBENTURES. CASH PROCEEDS RESULTING FROM THE FULL EXERCISE AND CONVERSION OF THESE SECURITIES WOULD BE APPROXIMATELY $20,266,000. THE EXERCISE OR CONVERSION OF THESE SECURITIES COULD RESULT IN THE SUBSTANTIAL DILUTION OF THE COMPANY IN TERMS OF A PARTICULAR PERCENTAGE OWNERSHIP IN THE COMPANY AS WELL AS THE BOOK VALUE OF THE COMMON SHARES. THE SALE OF A LARGE AMOUNT OF COMMON SHARES RECEIVED UPON EXERCISE OF THESE OPTIONS OR WARRANTS ON THE PUBLIC MARKET TO FINANCE THE EXERCISE PRICE OR TO PAY ASSOCIATED INCOME TAXES, OR THE PERCEPTION THAT SUCH SALES COULD OCCUR, COULD SUBSTANTIALLY DEPRESS THE PREVAILING MARKET PRICES FOR OUR SHARES. FULL CONVERSION OF SUCH SHARES WOULD INCREASE THE OUTSTANDING COMMON SHARES BY 25% TO APPROXIMATELY 141,347,000 SHARES.

The exercise price or conversion price of outstanding options, warrants and convertible debentures may be less than the current market price for our common shares. In the event of the exercise of these securities, a shareholder could suffer substantial dilution of his or her investment in terms of the percentage ownership in the Company as well as the book value of the common shares held. At the December 20, 2004 market price of $5.78 per share, 27,925,654 shares would be exercisable or convertible for less than the market prices. Full exercise and conversion of these below market shares would result in us receiving cash proceeds of $20,266,000 and would increase the outstanding common shares by 24.6% to approximately 141,347,000 shares.

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

      (ii) due to potential lengthy lead time for the implementation of new lines or the reconductoring of existing lines, the extent and timing of these new cable transactions with utility companies may lead to significant delays in sales that could adversely impact our cashflow;

      (iii) the loss of a strategic relationship or termination of a relationship with a cable partner, specifically General Cable;

      (iv) announcements or introductions of new technologies or products by us or our competitors;

      (v) delays or problems in the introduction or performance of enhancements or of future generations of our technology;

      (vi) failures or problems in our utility cable product, particularly during the early stages of the introduction of the product when problems or failures identified during trials carried out with the product or during its installation or operation can have an adverse effect;

      (vii) delays in the adoption of new industry standards or changes in market perception of the value of new or existing standards;

      (viii) competitive pressures resulting in lower revenues;

      (ix) personnel changes, particularly those involving engineering and technical personnel;

      (x)   costs associated with protecting our intellectual property;

      (xi) the potential that customers could fail to make payments under their current contracts;

      (xii) market-related issues, including lower ACCC Cable demand brought on by excess cable inventory and lower average selling prices for ACCC cable as a result of market surpluses;

      (xiii) increased costs or shortages of key raw materials including carbon fiber and glass fiber;

      (xiv) regulatory developments; and

      (xv)  general economic trends and other factors.


ITEM 2 - DESCRIPTION OF PROPERTY

We do not own any real estate. During the first quarter of fiscal year 2004, we rented office space in Irvine, California on a month to month basis at a rate of $4,600 per month and 8,000 square feet of manufacturing space on a month to month basis for $8,000 per month at a separate location. On January 1, 2004 we commenced leasing a combination manufacturing and office facility in Irvine, California with approximately 105,120 square feet, including 21,180 square feet in the office area with the remaining 83,940 manufacturing, storage and other areas. The lease is for seven years with the first cash payment beginning March 1, 2004 for $ 73,584 per month, since the rent for January and February of 2004 was paid by a grant of 140,160 restricted shares to the landlord, with a provision for no security deposit.

We own 3,000 shares of Integrated Performance Systems, Inc. , a publicly-traded electronics manufacturing corporation located in Frisco, Texas. IPS is a manufacturer and supplier of performance-driven circuit boards for high-speed digital computer and telecommunications applications.

We do not anticipate investing in real estate or interests in real estate, real estate mortgages, or securities of or interests in persons primarily engaged in real estate activities. We currently have no formal investment policy, and we do not intend to undertake investments in real estate as a part of our normal operations.

ITEM 3 - LEGAL PROCEEDINGS

The following disclosure identifies all known or anticipated material legal proceedings commenced by or against the Company or its wholly owned subsidiary, Transmission Technology Corporation, or TTC, CTC Cable Corporation, CTC Wind Systems, CTC Towers & Poles Corporation:

J.P. Turner & Company, L.L.C. initiated arbitration before the National Association of Securities Dealers in February 2004 alleging CTC breached a finder's agreement by failing to pay certain fees to J.P. Turner. CTC disputes that any breach of the agreement took place and denies that J.P. Turner made any introductions of investors to CTC which directly led to financing. CTC has filed a counterclaim against J.P. Turner alleging claims of fraud against J.P. Turner arising out of misrepresentations made by J.P. Turner concerning an investment opportunity. J.P. Turner seeks $200,000 in monetary damages, a warrant to purchase 200,000 shares of CTC common stock at an exercise price equal to the closing bid on December 17, 2003, pre -judgment interest as of December 18, 2003, reasonable attorneys' fees and costs. CTC seeks compensatory damages in an amount according to proof, punitive damages, and reasonable attorneys' fees and costs based upon its counterclaims. CTC filed its Statement of Answer and Counterclaims on May 17, 2004. The matter is presently set for hearing in February 2005.

On October 16, 2003, CTC filed suit against Acquvest, Inc., Paul Koch, Victoria Koch, Patricia Manolis, and Michael Tarbox in Orange County Superior Court. CTC alleges causes of action for declaratory relief, breach of contract, fraudulent inducement, rescission and economic duress arising out of certain subscription and related agreements among the Company and the defendants. In connection with such agreements, CTC issued to Acquvest, Inc. and Patricia Manolis, in April 2003 and September 2003, a total of 150,000 units for a total purchase price of $375,000. Each unit consists of 10 shares of unregistered, restricted common stock and 10 Series I warrants to purchase one share of unregistered, restricted common stock. Each Series I warrant entitles the holder to purchase a share of common stock at $0.50 per share and expires on March 30, 2005. The agreements provide for the issuance of up to an additional 550,000 of such units for the same purchase price of $2.50 per unit, subject to certain conditions, and registration of share issuances under the Securities Act of 1933. The additional units have not been issued and the additional purchase consideration has not been paid. The parties disagree as to their respective rights and obligations with respect to the original issuances and such additional units. 10,000 units were also issued to Paul Koch for services in connection with such agreements, and a dispute has arisen as to his entitlement to those and additional units and warrants in connection with the agreements. The defendants deny CTC's material allegations and have asserted cross-claims against CTC. CTC is seeking actual damages, punitive damages, statutory costs, attorneys' fees and injunctive relief against the defendants. CTC believes the defendants will seek the same relief and issuance of the additional units against CTC and CTC's officers. By a letter to CTC's counsel dated September 8, 2004, Acquvest stated that it was waiving the contractual conditions to its purchase of an additional 400,000 units under its subscription agreement and was tendering $1,000,000, which was available on deposit, to CTC as payment for the units. On May 13, 2004, the court sustained the defendants' demurrers as to CTC's causes of action for breach of contract, fraudulent inducement, rescission (only as against Patricia Manolis) and economic duress and the defendants' motion to strike CTC's request for punitive damages based on the rescission and economic duress causes of action, with leave for CTC to amend its complaint. CTC has filed an amended complaint. Acquvest, Koch, and Manolis filed a Cross-Complaint on September 16, 2004. The parties stipulated to permit Cross-Complainants to amend the Cross-Complaint, which was filed on December 17, 2004. CTC expects to attack the Amended Cross-Complaint via demurrer. The Cross-Complaint seeks general, special and punitive damages totaling millions of dollars, specific performance, and interest. Trial date has been set for May 9, 2005, though CTC has moved to continue the trial date to a later date. The hearing on that motion is currently set for January 7, 2005.

On November 4, 2003, Ascendiant Capital Group LLC, Mark Bergendahl, and Bradley Wilhite filed suit in Orange County Superior Court alleging causes of action against CTC and its CEO, Benton Wilcoxon, personally for breach of contract, specific performance, fraud and deceit, negligent misrepresentations, breach of covenant of good faith and fair dealing, and declaratory relief arising out of a business advisory and consulting agreement (the "Agreement") allegedly executed between CTC and Ascendiant. CTC denies the material allegations and, on November 10, 2003, CTC filed a case in Orange County Superior Court against Plaintiffs alleging causes of action for declaratory relief, breach of contract, fraudulent inducement, and economic coercion arising out of the Agreement as well as various unrelated business agreements between Plaintiffs and Wilcoxon. Plaintiffs seek the issuance of 1,000,000 shares of unrestricted CTC common stock, options to purchase an additional 1,000,000 shares of unrestricted CTC common stock at a cash exercise price of (i) $1.25 per share for the first 300,000 shares, (ii) $1.50 per share for the following 400,000 shares, and (iii) $1.75 per share for the remaining 300,000 shares, along with compensatory damages, punitive damages, pre- and post-judgment interest, attorneys fees and costs. CTC is seeking actual damages, punitive damages, statutory costs, attorneys' fees and injunctive relief against Plaintiffs. The principal parties are Ascendiant, Bergendahl, Wilhite, CTC and Wilcoxon. On November 24, 2003, the court entered an order consolidating the cases. On January 15, 2004, the parties agreed to submit all claims and cross-claims arising out of the Agreement to binding arbitration before the Honorable Robert Thomas Ret. at JAMS - Orange County. The remaining claims and cross-claims not arising out of the Agreement are pending before the Honorable Kazuharu Makino of Orange County Superior Court. On May 28, 2004, CTC's demurrers to Plaintiffs' causes of action in the arbitration for specific performance, negligent misrepresentation and breach of covenant of good faith and fair dealing were sustained, with leave to amend, as well as CTC's motion to strike Plaintiff's claims for punitive damages. Plaintiffs subsequently filed an amended complaint. Judge Thomas has reserved ruling on Plaintiffs' demurrers and motion to strike in the arbitration pending the outcome of the ruling on Plaintiffs' demurrers and motions to strike filed with respect to CTC's cross-claim pending in the superior court. An order has issued in the Orange County Superior Court action exempting this case from various pre-trial deadlines and noting that he expects that the case will not proceed to trial within 24 months of the date of filing.

On September 10, 2004, Adam Devone filed a Complaint in Orange County Superior Court (Case No. 04-CC-09321) against Donner, Evan Wride and Global Research, Inc., Nutek, Inc., Zeta Centauri, Inc., Sherpa Financial & Investigations, Inc. and Multiplyingchurches.org, Inc. or collectively, the Donner Parties, and CTC. Devone alleges a variety of claims against the Donner Parties based upon alleged contractual breaches and tortuous conduct related to a $200,000 loan made between Devone and the Donner Parties. CTC is only party to the last two causes of action for Imposition of Constructive Trust and Declaratory Relief. Devone seeks a constructive trust on any CTC shares or related proceeds obtained through the use of Devone's $200,000. Devone further seeks a judicial declaration that the CTC securities and proceeds derived therefrom are his property. As noted earlier, Devone is not presently seeking monetary damages or costs against CTC. On October 6, 2004, CTC filed a Motion for Order Discharging Liability asserting it should be discharged from the matter as it took no position with regard to the dispute between the parties. On October 8, 2004, CTC filed an Answer to the Complaint. The Motion for Order Discharging Liability is presently set to be heard on January 3, 2005. On October 20, 2004, Multiplyingchurches.org, Inc., or MC Org filed a Cross-Complaint against CTC, Adam Devone, Sheryl Lyn Devone (Plaintiff's wife) and Roes 1-100 alleging claims for breach of contract against CTC and Roes 51-100 and tortious interference with contract against Plaintiff, his wife and Roes 1-50. MC Org alleges that CTC breached a warrant agreement by failing to issue shares thereunder and seeks unspecified damages and an injunction compelling CTC to issue shares under the warrant agreement. CTC filed an Answer to MC Org's Cross-Complaint on November 19, 2004.

On October 13, 2004, Michael Tarbox filed an action in Orange County Superior Court (Case No. 04-CC-10345) against Paul Koch, Acquvest, CTC and Doe Defendants. Tarbox alleges that Koch made fraudulent transfers to Acquvest and the Doe defendants for the purpose of avoiding the debt owed to Tarbox. Tarbox alleges that CTC securities were intended to serve as security for a debt owed by Koch to Tarbox. Tarbox alleges that Defendants were not bona fide purchasers of the CTC securities since they were receiving such securities for the benefit of Tarbox. Tarbox further alleges that CTC breached an agreement to pay him a finder's fee in connection with investments made by Koch. Tarbox alleges that CTC's breach has caused him to suffer damages in excess of $750,000. On November 9, 2004, CTC filed a Motion to Consolidate this action with the Acquvest action above (OCSC Case No. 03-CC-12640). The Motion to Consolidate is set for January 7, 2005. On November 14, 2004, CTC filed a demurrer to the Complaint. Tarbox agreed to amend the Complaint in response thereto.

Other than the matters discussed above, we are not aware of any material pending legal proceedings involving CTC or its subsidiaries.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year ended September 30, 2004, we gave notice to our Shareholders of the 2003 Annual General Meeting together with a Proxy Statement and a copy of the 10-KSB for the fiscal year end 2003.

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

                                     PART II

ITEM 5 - MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Common Stock is not listed on any stock exchange. The Common Stock is traded over-the-counter on the OTC Bulletin Board under the symbol CPTC. The following table sets forth the high and low bid information for the Common Stock for each quarter within the last two fiscal years.


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

On May 15, 2001, TTC established the 2001 Incentive Compensation Stock Option Plan, or TTC PLAN. After the Plan of Reorganization between TTC and Eldorado, the predecessor of CTC. in November 2001, we suspended using the TTC Plan and converted the granted options to a new CTC plan. We established our 2002 Non-Qualified Stock Compensation Plan, or Plan, on February 27, 2002 with 9,000,000 shares approved and terminated the TTC Plan. The purpose of the Plan is to grant stock and stock options to purchase our common stock to our employees and key consultants. On February 17, 2003 by Written Consent in Lieu of Annual Meeting the Plan was approved and amended to include an additional 5,000,000 shares and declared effective on that date and approved the transfer of options granted to two Director/Officers under the TTC Plan to the Plan. The total amount of shares subject to the Plan was then increased from 14,000,000 shares to 29,000,000 by decision of the Shareholders dated October 28, 2004, subsequent to the September 30, 2004 fiscal year-end.

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
----------------------------------------------------------------------------------------------------------------
                                                (A)                         (B)                       (C)
----------------------------------------------------------------------------------------------------------------
Equity Compensation Plans                          7,195,366                       $0.43                   0 (1)
approved by security holders.
----------------------------------------------------------------------------------------------------------------
Equity Compensation Plans                          2,145,500                       $1.24                   0
not approved by security
holders.

----------------------------------------------------------------------------------------------------------------
TOTAL                                              9,423,283                       $0.43                   0
----------------------------------------------------------------------------------------------------------------


(1) Securities represent common shares issuable upon the exercise of the Company's 2002 Non-Qualified Stock Compensation Plan. At the shareholders meeting of the Company passed a motion on October 29, 2004 to increase the number of shares subject to the 2002 Non-Qualified Stock Compensation Plan by 15 million shares, or ("Stock Plan"). Once registered, this will bring the total number of shares registered under the plan to 29 million. The Company has already issued 11,265,868 shares of the Stock Plan to remunerate certain professional consultants. As at Fiscal 2004 Employees and professional consultants issued with options had exercised 2,607,220 options to acquire shares.

(2) Securities represent common shares issuable upon the exercise of Series' R, S, T, and U warrant series issued for services rendered prior to September 30, 2004. See Note 8 - Shareholders Equity, Warrants for additional disclosure.

SALES OF UNREGISTERED SECURITIES

In January 2004, we converted the 1,000 shares of Series B 10% preferred stock of our subsidiary Transmission Technology Corporation into 80,000 shares of unregistered, restricted common stock that were issued to one accredited investor pursuant to a court order. In addition under the terms of the order, the Company was obliged to issue 27,631 shares of unregistered, restricted common stock in satisfaction of the unpaid preferred stock dividends and interest totaling $31,996. We relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act of 1933 for the issuance of these securities. The recipient took their securities for investment purposes without a view to distribution and had access to information concerning the Company and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the acquisition of these securities.

In October 2003, pursuant to a Private Placement Memoranda, or Series P PPM, the Company sold an aggregate of 60,000 Units to 8 accredited investors for gross proceeds of $240,000. Each Unit consisted of 10 shares of restricted unregistered common stock and two Series P warrants to purchase one share of unregistered, restricted common stock. Each Series P warrant entitles the holder to purchase a share of common stock at $0.80 per share and expires at the earlier of July 30, 2005 or three weeks following written notification by the Company that its common stock closed at or above $1.20 per share for 10 consecutive trading days. In addition, the Series P warrants can be redeemed by the Company for $0.001 each if a Registration Statement covering the shares underlying the Series P warrants has been declared effective and the Company's common stock closes at or above $1.20 for 10 consecutive days. The value of the warrants was determined using the Modified Black-Scholes-Merton option pricing model at a value of $1.212 per warrant and was accounted for as Paid in Capital. We relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act of 1933 for the issuance of these securities. In connection with their purchase of the securities, such investors made representations that they acquired their securities for investment purposes without a view to distribution and had access to information concerning the Company and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the acquisition of these securities.

During November 2003, pursuant to a Private Placement Memoranda, we sold an aggregate of 89,360 restricted unregistered shares of common stock to 5 accredited investors at a purchase price of $1.40 per share for gross proceeds of $125,104. The Company relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act of 1933 for the issuance of these shares. In connection with their purchase of the shares, such investors made representations that they acquired their shares for investment purposes without a view to distribution and had access to information concerning the Company and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the acquisition of these securities.

In November 2003, the Company made an offer to the holders of the Series E and Series H warrants that if the holders exercised their warrants before December 10, 2003, the holder would receive one Series R warrant to purchase 1 share of unregistered restricted common stock for every 5 Series E or H warrants exercised. Each Series R warrant entitles the holder to purchase one share of common stock at $1.95 per share and expires on December 30, 2005. In addition, the Series R warrants can be redeemed by the Company for $0.001 each if a Registration Statement covering the shares underlying the Series R warrants has been declared effective and the Company's common stock closes at or above $3 for 10 consecutive days and if the shares underlying the warrants have been registered. In December 2003, the Company issued 272,500 shares of common stock to such investors upon the exercise of Series E Warrants, exercisable at $0.25 per share, and 20,000 shares of common stock to such investors upon the exercise of Series H Warrants, exercisable at $0.50 per share, for total cash consideration of $78,125. Pursuant to the terms of the offer, the Company also issued Series R warrants to purchase an aggregate 58,500 shares of common stock to these 13 accredited investors. The value of the Series R warrants was determined using the Modified Black-Scholes-Merton option pricing model at a value of $1.814 per warrant and was accounted for as Paid in Capital and Legal, Consulting, and Professional expense in the amount of $106,120. We relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act of 1933 for the issuance of these securities. In connection with their purchase of the securities, such investors made representations that they were accredited investors within the meaning of Regulation D under the Securities Act. They also represented their intentions to acquire their securities for investment purposes without a view to distribution and had access to information concerning the Company and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the acquisition of these securities.

During December 2003, the Company issued 140,160 shares of restricted, unregistered common stock to an accredited investor in lieu of 2 month's rent on a commercial facility valued at $147,168. The Company relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act of 1933 for the issuance of these shares. In connection with its purchase of the shares, such investor made representations that it acquired its shares for investment purposes without a view to distribution and had access to information concerning the Company and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the acquisition of these securities.

In December 2003, the Company issued 2,400,000 units to five accredited investors for cash proceeds of $2,790,000 net of offering costs of $210,000, referred to in this report as the December Offering. The December Offering was subscribed by 5 investment funds. Each unit consisted of one share of the Company's unregistered restricted common stock and 0.5 warrant to purchase one share of the Company's unregistered restricted common stock at an exercise price of $2.04 per share. The warrants vest immediately and expire in December 2008. The Company has the right to call the warrants if the closing price of the Company's common stock is greater than 200% of the exercise price of the warrants for 20 consecutive trading days. The value of the December Offering warrants was determined using the Modified Black-Scholes-Merton option pricing model at a value of $1.877 per warrant and was accounted for as Paid in Capital. In June 2004, the Company offered these warrant holders, for a limited period of time, the opportunity to exercise their warrants at a reduced strike price of $0.50. Pursuant to this offer, the Company issued 1,000,000 shares of the Company's unregistered, restricted common stock against receipt of $500,000. One holder of a warrant to purchase 200,000 shares of common stock did not take advantage of this right. In connection with this offering, one of the accredited investors, was issued an additional warrant to purchase 120,000 shares of common stock on the same terms in July 2004. As a result of this transaction, we recorded additional Paid in Capital and Legal, Consulting, and Professional expenses of $1,433,880 resulting from the modification of the warrant terms. The warrant to purchase 120,000 shares issued to the accredited investor in consideration for prior performance of business consulting services related to the December Offering to the Company was valued using the Modified Black-Scholes-Merton option pricing model at $1.277 per warrant and $153,207 in additional Paid in Capital and Legal, Consulting, and Professional expenses were recorded. We relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act of 1933 for the issuance of these securities. In connection with their purchase of the securities, such investors made representations that they acquired their securities for investment purposes without a view to distribution and had access to information concerning the Company and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the acquisition of these securities.

In December 2003, we issued to accredited investors 193,055 shares of common stock upon the exercise of warrants, exercisable at $0.50 per share, for cash in an aggregate amount of $96,528. We relied upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, for the issuance of these shares as transactions by an issuer not involving any public offering. The recipients of securities in each transaction represented their intentions to acquire the securities for investment purposes without a view to distribution and had access to information concerning the Company and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the acquisition of these securities.

During January 2004, the Company issued an aggregate 58,881 shares of restricted, unregistered common stock to two accredited investors in consideration for the prior performance of construction improvement services valued at $65,166. The Company relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act of 1933 for the issuance of these shares. The recipients of securities in each transaction represented their intentions to acquire the securities for investment purposes without a view to distribution and had access to information concerning the Company and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the acquisition of these securities.

During March 2004, the Company issued 150,000 shares of restricted, unregistered common stock to an accredited investor in partial compensation of equipment purchased valued at approximately $237,000. The Company relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act of 1933 for the issuance of these shares. In connection with the purchase of the shares, such investor made representations that it acquired the shares for investment purposes without a view to distribution and had access to information concerning the Company and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the acquisition of these securities. During June 2004 the Company and such investor agreed that the investor would not accept the shares in lieu of partial payment for the equipment purchased by the Company with the result that the 150,000 shares were cancelled in August 2004.

During March 2004, we issued 837,500 shares of common stock pursuant to Series E warrant exercises, at an exercise price of $0.25 per share, to accredited investors. During this time period, we also issued 40,000 shares of common stock to accredited investors upon the exercise of Series H warrants, exercisable at $0.50 per share. Our gross proceeds from these Series E and Series H warrant exercises were $132,500 and $20,000, respectively. We relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act of 1933 for the issuance of these securities. The recipients of securities in each transaction made representations that they were accredited investors within the meaning of Regulation D under the Securities Act. They also represented their intentions to acquire the securities for investment purposes without a view to distribution and had access to information concerning the Company and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the acquisition of these securities.

In July 2004, we issued 790,000 shares of restricted, unregistered common stock to five accredited investors in remuneration for and payment of debts relating to prior performance of product development, marketing and advertising, strategic business development and advisory, public relations and legal advisory services valued at $790,000, the closing market price on the date of issuance. The Company relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act of 1933 for the issuance of these shares. . In connection with the purchase of the shares, such investors made representations that they acquired the shares for investment purposes without a view to distribution and had access to information concerning the Company and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the acquisition of these securities.

In July and August 2004, we issued 675,000 shares of restricted, unregistered common stock to two accredited investors as part of a legal settlement valued at $739,000, the closing market price on the date of issuance. The Company relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act of 1933 for the issuance of these shares. The recipients in each transaction represented their intentions to acquire their securities for investment purposes without a view to distribution and had access to information concerning the Company and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the acquisition of these securities.

During August 2004, we issued 364,373 shares to one officer and one accredited investor in remuneration for performance of product development, intellectual property, marketing and business advisory services in 2003 to the Company valued at $664,881, the fair market value on the date of issuance. We relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act of 1933 for the issuance of these securities. The recipients of securities in each transaction made representations that they were accredited investors within the meaning of Regulation D under the Securities Act. They also represented their intentions to acquire the securities for investment purposes without a view to distribution and had access to information concerning the Company and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the acquisition of these securities.

From July 2004 through September 2004, we issued a total of 650,000 shares of common stock to accredited investors upon the exercise of Series E Warrants for cash at an exercise price per share of $0.25, or an aggregate amount of $162,500. The issuance of these securities were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering. The recipients of securities in these transactions represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof. The sales of these securities were made without general solicitation or advertising.

From July 2004 through August 2004, we issued a total of 3,705,500 shares of common stock to accredited investors upon the exercise of Series H Warrants for cash at an exercise price per share of $0.50, or an aggregate amount of $1,852,750. The issuance of these securities were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering. The recipients of securities in these transactions represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof. The sales of these securities were made without general solicitation or advertising.

On August 25, 2004, we issued a total of 11,325 shares of common stock to an accredited investor pursuant to cashless exercise of a Series K Warrant to purchase 16,667 shares of common stock at an exercise price per share of $0.50. The issuance of these securities were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering. The recipients of securities in these transactions represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof. The sales of these securities were made without general solicitation or advertising.

During September 2004, we issued 1,427,000 Series S warrants to nine accredited investors in consideration for the prior performance of business development, international sales and marketing, strategic business consulting, public relations, domestic sales and marketing and advertising services rendered to the Company and in settlement of disputes relating to such services. Each Series S warrant entitles the holder to purchase one share of unregistered, restricted common stock at $1.00 per share and expires at the earlier of July 17, 2007 or following written notification by us that our common stock closed at or above $3.00 per share for 10 consecutive trading days. The value of the Series S warrants was determined using the Modified Black-Scholes-Merton option pricing model at a value of $0.644 per warrant and was accounted for as Paid in Capital and Legal, Consulting, and Professional expense in the amount of $918,376. We relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act of 1933 for the issuance of these securities. The recipients represented their intentions to acquire the securities for investment purposes without a view to distribution and had access to information concerning the Company and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the acquisition of these securities.

During September 2004, we issued 160,000 Series T warrants to five accredited investors in consideration for prior services associated with $3.0 million capital lease financing to the Company. Each Series T warrant entitles the holder to purchase one share of unregistered, restricted common stock at $1.00 per share and expires at the earlier of July 17, 2008. The value of the Series T warrants was determined using the Modified Black-Scholes-Merton option pricing model at a value of $0.662 per warrant and was accounted for as Paid in Capital and Legal, Consulting, and Professional expense in the amount of $105,915. We relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act of 1933 for the issuance of these securities. The recipients represented their intentions to acquire the securities for investment purposes without a view to distribution and had access to information concerning the Company and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the acquisition of these securities.

DEBENTURE OFFERING

On August 17, 2004, CTC closed a financing transaction in which it sold 6% convertible debentures to select institutional accredited investors, in order to raise a total of $15,000,000. We received $5,000,000 upon closing and $10,000,000 was deposited into a Custodian Account to secure repayment of the debentures. The debentures will mature on August 17, 2007. The investors may convert the debentures into our common stock for $1.67 per share, or the Conversion Price. We may force conversion of all outstanding debentures if the daily volume weighted average price of our common stock exceeds the Conversion Price by 150%. We may drawdown the $10,000,000 held in the Custodian Account on a monthly basis starting after the effective date of a Registration Statement registering the common stock issuable upon conversion debentures by exercising a monthly optional redemption, or the Monthly Redemption. The minimum Monthly Redemption is $500,004. The Monthly Redemption may only be paid by the issuance of our common stock to the investors priced at 93% of the volume weighted average price of our common stock at the time of such Monthly Redemption.

The investors also received warrants to purchase an aggregate of 3,453,947 shares of common stock, 50% of which are at an exercise price of $1.75 per share and the balance of which are at an exercise price of $1.82 per share. The warrants were valued using the Modified Black-Scholes-Merton option pricing model at an aggregate value of $6,364,063. The warrant value was recorded as paid in capital and as a discount to the debentures. The discount will be amortized to interest expense over the expected duration of the debentures which are scheduled for repayment in August, 2007.

On November 23, 2004, we reached an agreement with the four funds that purchased the debentures to release the $10 million that was held in a custodian account. The $10 million was to be released periodically after the effectiveness of a registration statement filed by the Company on Form SB-2 pursuant to monthly optional redemptions. In consideration for such early release of the $10 million, each of the four funds was issued an additional warrant to purchase in aggregate 1,083,591 shares of our common stock with an exercise price of $3.23. The four funds also agreed to extend the deadlines for the filing of and effectiveness date of the registration statement. The additional warrants were valued using the Modified Black-Scholes-Merton option pricing model at $1.84 per warrant. The aggregate warrant value of $1,993,809 was recorded as Paid in Capital and Legal, Professional, and Consulting expense in Fiscal 2005.

Lane Capital Markets acted as our exclusive placement agent and financial advisor in connection with the placement of the debentures. In partial consideration for Lane Capital's services, Lane Capital received 500,000 Series U warrants, a 4-year warrant to purchase 500,000 shares of our common stock with an exercise price of $1.82 per share. CTC may, subject to a 20 day notice, call the warrants if our common stock is equal to or exceeds 200% of their exercise price. The value of the Series U warrants was determined using the Modified Black-Scholes-Merton option pricing model at a value of $1.23 per warrant and was accounted for as Paid in Capital and Legal, Consulting, and Professional expense in the amount of $615,012.

We relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated under such Act for the issuance of these securities. The recipients of securities in each transaction represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in these transactions. All recipients had access, through their relationship with the Company, to information about us.

There were no underwritten offerings employed in connection with any of the transactions described above.

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

Subsequent to year end, the Company also began to receive income from certain trial sales of the cable. The trial sales are typically short length wrapped cable lines that are purchased by a utility company to try out the new cable in a real world operational basis. There is no right of return for these trial sales. The Company expects to make more trial sales before the market accepts its ACCC products for full deployment.

During the fiscal year ending September 30, 2004, CTC provided consulting services to Global American Energy and its related companies. These services were provided under an amended and restated Consulting Agreement that terminated on September 30, 2004. Under the arrangement, the Company provided general consulting services and business advice relating to the planning of overhead electrical transmission power lines and utility services, including undertaking preliminary feasibility analysis and strategic advice regarding location and scope as well as advice regarding the establishment of production facilities for the production of products used in the Electrical Transmission Industry. Under the terms of this agreement Global American Energy is required to pay the Company $2.5 million for work carried out between March 31, 2003 and September 30, 2004. The entire $2,500,000 contract was recorded as Services Revenue in Fiscal 2004. The Company recorded direct costs related to this consulting work in the amount of $314,548 consisting primarily of personnel costs including salaries, benefits, and travel expense which has been recorded in fiscal 2004 as Cost of Service Revenue. The entire balance outstanding of $2,500,000 was included in the Accounts Receivable balance as of September 30, 2004. There are no additional obligations related to this agreement and there are no amounts refundable on the contract. In March 2005, the Company agreed to an extended payment plan whereby the customer would pay $250,000 by April 30, 2005, $250,000 by May 31, 2005, $250,000 by June 30, 2005 and the remaining $1,750,000 by July
31, 2005. The customer presented payment for $250,000 on April 29, 2005. This payment was returned for insufficient funds in May, 2005. No further payments have been received. Unless payments are made, the Company expects to reserve all or part of this receivable on a prospective basis beginning in the quarter ending June 30, 2005.

OPERATING EXPENSES:

Prior to January, 2004, the Company was primarily involved in developing composite utility products in anticipation of commercially marketing these products. Beginning in January, the company began to move towards marketing and producing these products.

OFFICER COMPENSATION: Officer Compensation consists primarily of salaries, consulting fees paid in cash, and the fair value of stock grants issued to Officers of the Company. Officer compensation increased by $575,000 from $270,000 in fiscal 2003 to $845,000 in fiscal 2004. This is due to an increase in cash payments of $165,000 resulting from the addition of two officers and the issuance of company stock of $410,000, valued at the fair market value on the date of issuance in August, 2004, which was issued to one officer in lieu of stock options promised for services rendered through September 30, 2003.

GENERAL AND ADMINISTRATIVE: General and Administrative expenses consist primarily of salaries, consulting, SEC filing fees, facilities costs, and general corporate expenses. General and Administrative expenses increased from $867,643 in fiscal 2003 to $3,717,583 in fiscal 2004. The increase of approximately $2,850,000 is due to:

i. An increase of $785,000 from $129,000 in 2003 to $914,000 in 2004 from rent and facilities expenses resulting from the company moving to a new manufacturing facility. A substantial portion of this facility was idle during 2004 and the costs associated with the idle portion were recorded to general and administrative expenses. Total rent and facilities expense for all departments increased from $161,000 in 2003 to $1,344,000 in 2004.

ii. An increase of $1,275,000 from $649,000 in 2003 to $1,924,000 in 2004 due to increased personnel costs payable in cash including salaries, employee benefits, consulting fees, travel, office supplies, and other general corporate expenses related to increased headcounts in Finance, IT, Investor Relations, and Corporate administration.

iii. An increase of $479,000 from $0 in 2003 related to compensation expense recorded from the issuance of common stock warrants relating to investor relations and general corporate business strategy consultants and advisors.

iv. An increase of $260,000 from $0 in 2003 for compensation expense related to modification of options exercised on a cashless basis,

v. An increase of approximately $50,000 from $90,000 in 2003 to $140,000 in 2004 for SEC filing fees and shareholder related expenses.

LEGAL, PROFESSIONAL, AND CONSULTING: Legal, Professional, and Consulting expenses consist of legal fees paid to outside attorneys for litigation and general corporate purposes both in cash and in common stock valued at fair market value upon date of issuance, legal settlements paid in cash and stock, fees paid to external auditors and accountants, costs associated with financing arrangements including finders fees and financing costs, and compensation expense related to variable accounting treatment of a decrease in the exercise price of warrants granted. Legal, Professional and Consulting expenses increased from $1,453,930 in fiscal 2003 to $6,790,568 in fiscal 2004. The increase of approximately $5,337,000 is due to increases of $3,099,000 for non-cash expenses and $2,238,000 for expenses paid in cash as follows:

i. An increase from $0 in 2003 to $1,540,000 in 2004 for non-cash compensation expense relating to the modification of warrants granted in December, 2003 resulting from reduction in exercise price effective June, 2004.

ii. Increase of $632,000 from $106,000 in 2003 to $738,000 in 2004 for legal settlements paid in common stock and stock warrants.

iii. An increase of $1,006,000 from $61,000 in 2003 to $1,067,000 in 2004, for compensation expense recorded due to the value of warrants granted to consultants and entities related to the Capital Lease Obligations, the Convertible Debentures, legal fees, and other consulting.

iv. An increase of $399,000 from $791,000 in 2003 to $1,190,000 in 2004 for issuance of Common stock in payment of legal fees related to attorney services for litigation and general corporate counsel.

v. A decrease of $141,000 from $269,000 in 2003 to $128,000 in 2004 for compensation expense relating to the amortization of deferred compensation expense recorded in prior years that resulted from issuances of options at exercise prices below the fair market price at the date of grant.

vi. An increase of $924,000 from $209,000 in 2003 to $1,133,000 in 2004 for legal fees related to litigation and corporate counsel payable in cash.

vii. An increase of $738,000 from $0 in 2003 for financing fees payable in cash relating to the $15,000,000 Convertible Debenture offering in August of 2004.

viii. An increase of $238,000 from $17,000 in 2003 to $255,000 in 2004 for audit and accounting fees paid.

PRODUCT DEVELOPMENT: Product development expenses consist primarily of salaries, consulting fees, materials, tools, and related expenses for work performed in designing and development of manufacturing processes for the Company's products. Product Development expenses increased from $3,243,475 in fiscal 2003 to $3,258,055 in fiscal 2004, or approximately $15,000. The increase is due primarily to:

i. a decrease of $1,992,000 from $2,370,000 in 2003 to $378,000 in 2004 related to product development, product design, and intellectual property consulting services paid in common stock

ii. a decrease of $133,000 from $303,000 in 2003 to $170,000 in 2004 from compensation expense relating to the amortization of deferred compensation expense recorded in prior years that resulted from issuances of options at exercise prices below the fair market price

iii. an increase of $1,501,000 from $438,000 in 2003 to $1,939,000 in 2004 or related to increased employee and consulting headcount costs payable in cash including salaries, benefits, travel, and consulting fees paid in cash who were focusing on product development and production design

iv. an increase of $68,000 from $0 in 2003 due to non-cash compensation expense resulting from variable accounting on stock options exercised on a cashless basis.

v. an increase of $330,000 from $32,000 in 2003 to $362,000 in 2004 relating to product development and production design facilities costs.

vi. an increase related to production related supplies and materials of approximately $241,000.

SALES AND MARKETING: Sales and marketing expenses consist primarily of salaries, consulting fees, materials, travel, and other expenses performed in marketing, sales, and business development efforts for the Company. Sales and marketing expenses increased by $825,822 from $897,735 in 2003 to $1,723,557 in 2004.
Prior to 2004, substantially all sales and marketing expenses were due to the fair value of common stock issued in exchange for public relations and business development efforts. Beginning in 2004, additional staff were hired, consultants engaged, and other marketing costs were incurred as the Company began efforts to sell and market the Company's products. The expense increase from 2003 to 2004 is due primarily to:

i. an increase of $519,000 from $237,000 in 2003 to $756,000 in 2004 due to increased salaries, benefits, and consulting fees related to marketing and business development efforts payable in cash

ii. An increase of $246,000 from $0 in 2003 related to compensation expense recorded from the issuance of common stock warrants for marketing, sales strategy, and business development related consultants and advisors.

iii. a decrease of $160,000 from $660,000 in 2003 to $500,000 in 2004 of marketing related consulting fees paid in common stock of the company

iv. an increase of $130,000from $0 in 2003 for marketing related literature and trade show expenses payable in cash

v. an increase of $75,000 from $0 in 2003 for increased facilities costs attributable to marketing and business development efforts.

vi. an increase of $16,000 from $0 in 2003 due to non-cash compensation expense resulting from variable accounting on stock options exercised on a cashless basis.

DEPRECIATION: Depreciation expense consists of depreciation related to thae depreciation and amortization of the Company's capitalized assets. The increase from $18,569 for fiscal 2003 to $153,029 for fiscal 2004 is due to a larger capitalized asset base in 2004 than for 2003.

INTEREST EXPENSE: Interest expense consists of interest paid and payable on the Company's capital lease obligations, the cash interest payable on the $15,000,000 6% Convertible Debentures, and the amortization of the Convertible Debenture discount recorded for the value of the warrants issued in conjunction with the Convertible Debentures. The increase of $408,898 from $0 in 2003 is due to the placement of both the Convertible Debentures and the Capital Lease Obligations during fiscal 2004. The Company had no debt recorded throughout fiscal 2003.

During the period commencing with our reorganization in 2001 to the end of fiscal year 2004, we were in our developmental phase with the primary task of elucidating and rendering concrete our concepts and designs for the electrical power industry. We believe that the last fiscal year was a pivotal one for the Company and the year end marks a turning point in our focus from development to commercial production and sale of commercially viable products.

ACCC BARE OVERHEAD CABLE OPERATIONS

Our product and production development strategy is to take initial concepts to commercially promising prototype, then move production to design, making relevant product modifications to optimize the combination of manufacturability and performance. Following optimization, pilot production is organized to mimic factory conditions under close monitoring. During this process the optimal commercial production parameters and product design are documented so that the technology will be available for licensing or transfer to third parties or subsidiaries in a full scale factory launch.

At the beginning of the fiscal year ending September 30, 2004, we completed our initial product and manufacturing process development and was commencing the manufacture of ACCC cable core and the wrapping of the core with aluminum under sub-contract with General Cable.

During fiscal 2004, we progressed our product and production development path through product refinement to the commencement of pilot plant operations with a unit of two lines. This unit has since been expanded to three lines and is currently operating under factory conditions.

Essential milestones along this path were as follows:

The design characteristics of the ACCC family of cables were accepted and included in the bare overhead conductor line CADD design software produced by Power Line Systems.

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

Test data is available from the Electrical Power Research Institute, or EPRI, performed at the Haslet Texas facility and the University of Southern California. Additional demonstration testing is expected to commence and/or continue during fiscal 2005 at the Electric Power Research Institute , the U.S. Department of Energy at Oak Ridge National Laboratories , the Western Area Power Administration , the New York State Energy Research & Development Authority , Electricity of France, and at other third party labs, both domestic and abroad.

Our conceptual plans for the establishment of full-scale core and accessories production at a suitable factory location are underway. However, no such factory location has been identified.

Our marketing and sales strategy has been operating in parallel with our product development strategy. Due to the nature of the business and the principal customers for the cable, the product introduction is followed by the sale of small amounts of cable for trial purposes. In point of fact these sales are significant in the furtherance of the commercialization of the ACCC but this importance is not initially necessarily reflected in terms of revenue. We expect that the successful trial of the product will lead to larger commercial sales that will require a ramp up of its core and accessory production capacity.

During the fiscal year ending September 2004, the first commercial order for a 21 mile long new ACCC transmission line of a new smaller Hawk sized cable was placed in December of 2003. This trial implementation for design, production, and installation of a line in Kansas during 2004 and 2005 is expected to bring the Company $2.6 million dollars with completion anticipated in 2005. The Company had started delivery of the necessary cable and initial hanging the cable began following the fiscal year end.

The first commercial installation of Hawk sized ACCC conductor for a distribution line was completed at Holland, Michigan. Other trial implementations have been completed or are planned during the initial part of fiscal 2005.

We believe that the commercial viability and utility of the ACCC bare overhead conductors has been thoroughly proven through laboratory and field testing and commercial sale.

The most significant event, immediately subsequent to the 2004 fiscal year end, announced on October 4, 2004, was the signature of agreements with General Cable. These agreements give us the ability to supply large commercial quantities of cable using the General Cable production facilities and access to the General Cable sales force. In addition, the final ACCC product sold through General Cable will integrate seamlessly with its other products, forming part of their TransPowrTM product line as the ACCC/TW Bare Overhead Conductor.

The ability to supply commercial quantities of ACCC with the General Cable seal of approval and access to the General Cable sales force allows CTC to concentrate on core production.

OTHER PROPRIETARY PRODUCTS

During the year ending September 30, 2004, we substantially completed the work on the design and fabrication of a prototype for the production of specialized machines to produce composite poles, lattice towers and wind turbine support towers.

FINANCIAL CONSIDERATIONS

INCEPTION TO SEPTEMBER 30, 2002

PREFERRED STOCK:

Preferred A issuance: During the period of inception through September 30, 2002, we issued 165 shares of Preferred A stock at a price per share of $1,000 in exchange for investments in private and public companies valued at $165,000. This initial investment was later supplemented by additional investments in these companies in cash and for common stock issued by us. On September 30, 2002, we exchanged substantially all of the investments in exchange for the 165 shares of Preferred A stock outstanding and the forgiveness of notes payable to the Preferred A shareholder. Prior to the exchange, we recorded a carrying loss on the investments of $137,230. As a result of the exchange, we recorded no other gain or loss resulting from the exchange transaction.

Preferred B issuance: During the period of inception through September 30, 2002, we issued a total of 1,320 shares of Series B 10% cumulative, convertible preferred stock at a price per share of $100 for cash proceeds of $132,000. 320 of these shares were converted in April, 2003 into 207,576 shares of the Company's common stock and 1,000 of these shares were converted in December, 2003 into 107,631 shares of the Company's common stock.

In December 2001, the Company issued 42,500 shares of Common Stock to AMJ in exchange for 37,335 shares of the common stock of AMJ. The value of this transaction was calculated to be the fair value of the investment or $191,450.

COMMON STOCK:

In January, 2002, the Company cancelled 79,402 Common shares originally issued as payment for legal services provided relating to the reverse merger and reorganization and rescinded at the request of the Company and the legal entity. The value attributed to the shares was the value of the services provided of approximately $300,000.

From May, 2002 until September, 2002, the Company issued in aggregate 1,407,543 shares of the Company's restricted, unregistered common stock to three unrelated entities and two persons in exchange for legal, intellectual property, business strategy, and financial consulting services. One of the consultants was also issued 17,543 warrants. The warrants were issued with an exercise price of $0.50 and expire on July 12, 2006 and were assigned a value of $0.05 per warrant using the Modifed Black-Scholes-Merton option valuation model. The expense of $877 was recorded to General and Administrative expenses in fiscal 2002. The combined total of the services provided in exchange for these transactions was valued at $605,121 which was equal to the fair value of the services provided.

Between March, 2002 and September, 2002, the Company issued in aggregate 2,929,868 common shares registered under an S-8 filing to seven consultants providing legal, intellectual property, product development, and business strategy services valued at $1,498,944.

Between March, 2002 and September, 2002, the Company issued 2,000,000 common shares registered under an S-8 filing to one consultant as a result of a stock option exercise. The options were exercised at an average price of approximately $0.24 per share and the company we received $480,000 in proceeds.

From July 2002 until August, 2002, the Company issued an aggregate 399,123 shares of the Company's restricted, unregistered common stock to three separate persons in return for $86,000 in cash. Each of the shares issued carried a warrant to acquire an equal number of restricted, unregistered common stock at an exercise price of $0.50 that shall expire on July 12, 2006. At the date of issuance, the warrants were valued at approximately $0.05 per share and were recorded as paid in capital.

In September, 2002, the Company issued an aggregate 515,297 shares of the Company's restricted, unregistered common stock to two individuals in repayment of outstanding indebtedness of $90,000. Each of the shares issued carried a warrant to acquire an equal number of restricted, unregistered common stock at an exercise price of $0.50 that shall expire on July 12, 2006. At the date of issuance, the warrants were valued at approximately $0.05 per share and were recorded as paid in capital.

During the fiscal year ended September 30, 2002 the Company issued stock options to certain consultants and employees at exercise prices below the market price on the date of issuance. In accordance with APB 25, compensation expense of $2,102,532 was recorded as of result of these grants and deferred. The expense will be recognized as the options vest. During the fiscal year ended September 30, 2002, the Company amortized $868,237 in compensation expense relating to these option grants.

FISCAL YEAR 2003

Preferred Stock:

In March, 2003, the the Company converted 320 shares of Series B 10% preferred stock of its subsidiary Transmission Technology Corporation and all unpaid dividends attributable to the Series B preferred shares into 207,576 shares of unregistered, restricted common stock based on the value of the original $32,000 subscription plus $4,533 in unpaid dividends. The conversion price was determined to be 40% of the fair market value of unrestricted, registered common shares on the date of conversion.

Common Stock:

During fiscal year 2003, the Company issued private placements of an aggregate 16,786,410 shares of common stock and detachable warrants for total cash consideration of $3,180,797 as follows:

During the first quarter of fiscal 2003, the Company, in conjunction with a separate Private Placement Memorandum, or Series A PPM, sold 6,400 Units for gross proceeds of approximately $11,520 to two individuals. Each Unit consisted of 10 shares of unregistered, restricted common stock; 10 Series A warrants and 5 Series B warrants. One of these individuals rescinded his investment and his 34,000 shares and all the warrants were cancelled effective in fiscal 2004. The remaining 30,000 warrants expired unexercised in Fiscal 2004. The value of the warrants was determined using the Modified Black-Scholes-Merton option pricing model at a combined total of $752. The unexpired warrants were recorded as a reduction in Paid in Capital in fiscal 2004.

During the first and second quarters of fiscal 2003, under a Private Placement Memorandum, or Series E PPM, the Company sold an aggregate 2,954,000 Units to 52 individuals and entities for gross proceeds of $295,400. Each Unit consists of one share of unregistered, restricted common stock and one Series E warrant to purchase one share of unregistered, restricted common stock. Each Series E warrant entitled the holder to purchase a share of common stock at $0.25 per share and expired on December 1, 2004. The value of the warrants was determined using the Modified Black-Scholes-Merton option pricing model at a value of $0.058 per warrant and was accounted for as Paid in Capital.

During the first and second quarters of fiscal 2003, in conjunction with a separate Private Placement Memorandum, or Series H PPM, the Company sold an aggregate 3,465,500 Units to 28 individuals and entities for gross proceeds of $716,375. Each Unit consists of one share of unregistered, restricted common stock and one warrant Series H to purchase one share of unregistered, restricted common stock at an exercise price of $0.50. The value of the warrants was determined using the Modified Black-Scholes-Merton option pricing model at a value of $0.103 per warrant and was accounted for as Paid in Capital.

During March through September 2003, pursuant to Private Placement Memoranda, or Series I PPM, we sold an aggregate 150,000 Units to one entity and one individual; an additional 10,000 Units were issued in compensation for the arrangement of the financing. Each Unit consisted of 10 shares of restricted, unregistered common stock and 10 Series I warrants to purchase one share of unregistered, restricted common stock. Each Series I warrant entitles the holder to purchase a share of common stock at $0.50 per share and expires on March 30, 2005. The value of the warrants was determined using the Modified Black-Scholes-Merton option pricing model at a value of $0.191 per warrant and was accounted for as Paid in Capital. Total consideration received for the 160,000 units was $375,000. In the subscription agreement there was a conditional provision for the issue of up to an additional 550,000 Units to the entity and the individual, however, the proceeds in payment were never received; an additional 40,000 Units that were to be issued in connection with the perfection of the subscription were cancelled due to non-performance. The matter is now subject to litigation as discussed in Item 3(B) above under Composite Technology Corporation v. Acquvest, Inc., Paul Koch, Victoria Koch, Patricia Manolis, and Michael Tarbox. The 4,400,000 shares and 4,400,000 warrants related to the 550,000 Units subscribed to under the conditional provision were issued by the transfer agent, were being held by the attorney handling the matter for us, and were cancelled in October, 2003. The above 10,000 Units issued in compensation are themselves the subject of separate litigation that is preventing their exercise. The above 10,000 Units issued in compensation are themselves the subject of separate litigation that is preventing their exercise.

During August 2003, pursuant to a Private Placement Memoranda, or Series O PPM, we sold an aggregate 16,667 Units for gross proceeds of $50,000. Each Unit consisted of 10 shares of restricted, unregistered common stock and five Series O warrants to purchase one share of unregistered, restricted common stock. Each Series O warrant entitles the holder to purchase one share of common stock at $0.60 per share and expires at the earlier of June 30, 2005 or three weeks following written notification by us that its common stock closed at or above $0.90 per share for 10 consecutive trading days. In addition, the Series O warrants can be redeemed by us for $0.001 each if a Registration Statement covering the shares underlying the Series O warrants has been declared effective and our stock closes at or above $0.90 for 10 consecutive days. The value of the warrants was determined using the Modified Black-Scholes-Merton option pricing model at a value of $0.263 per warrant and was accounted for as Paid in Capital.

During the last quarter of fiscal 2003, pursuant to a Private Placement Memoranda, or Series N PPM, we sold an aggregate 50,000 Units for gross proceeds of $125,000 to 5 individuals and entities. Each Unit consisted of 10 shares of restricted, unregistered common stock and 10 Series N warrants to purchase one share of unregistered, restricted common stock. Each Series N warrant entitles the holder to purchase one share of common stock at $0.50 per share and expires at the earlier of June 30, 2005 or three weeks following written notification by us that our common stock closed at or above $0.75 per share for 10 consecutive trading days. In addition, the Series N warrants can be redeemed by us for $0.001 each if a Registration Statement covering the shares underlying the Series N warrants has been declared effective and our common stock closes at or above $0.75 for 10 consecutive days. The value of the warrants was determined using the Modified Black-Scholes-Merton option pricing model at a value of $0.258 per warrant and was accounted for as Paid in Capital up to the total consideration paid of $125,000.

During September a 2003, pursuant to Private Placement Memoranda, or Series P PPM, we sold an aggregate 332,500 Units for gross proceeds of 1,330,000 to 26 individuals. Each Unit consisted of 10 shares of restricted, unregistered common stock and two Series P warrants to purchase one share of unregistered, restricted common stock. Each Series P warrant entitles the holder to purchase one share of common stock at $0.80 per share and expires at the earlier of July 30, 2005 or three weeks following written notification by us that its common stock closed at or above $1.20 per share for 10 consecutive trading days. In addition, the Series P warrants can be redeemed by the Company for $0.001 each if a Registration Statement covering the shares underlying the Series P warrants has been declared effective and our common stock closes at or above $1.20 for 10 consecutive days. The value of the warrants was determined using the Modified Black-Scholes-Merton option pricing model at a value of $1.212 per warrant and was accounted for as Paid in Capital.

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

For the fiscal year ended September 30, 2003 a total of $251,350 of legal and other costs related to the private placements was recorded as a reduction in paid in capital.

For the fiscal year ended September 30, 2003 the Company issued in aggregate 9,503,900 shares of common stock for consulting services. The Company recorded expenses totaling $4,316,964. Included in the 9,503,900 shares issued were a total of 2,515,000 restricted, unregistered common shares representing consulting services valued at $1,346,861. These restricted shares were issued as follows:

During February 2003, the Company issued 750,000 shares of the Company's restricted, unregistered common stock to nineteen individuals and six unrelated entities for various consulting services relating to offering costs associated with Series E and Series H Private Placements. The shares were valued at the fair value of the services provided of $213,750.

In February 2003, the Company issued an aggregate 1,065,000 shares of the Company's restricted, unregistered common stock to two individuals, in payment of product development consulting services provided totaling $404,523.

During August 2003, the Company issued 700,000 shares of restricted, unregistered common stock to two entities in compensation for professional consulting services consisting of marketing, business development, and business strategy services valued at $728,588.

Included in the 9,503,900 shares of common stock issued for consulting services were a total of 6,988,900 shares of common shares registered under an S-8 filing were issued for services valued at the fair market value of the date of the stock issuance or in payment of balances due on services rendered totaling, in aggregate $2,970,103 as follows:

From October, 2002 until September, 2003 the Company issued 2,250,000 common shares valued at $1,004,960, the fair value at date of issuance, were issued to two individuals for litigation and general corporate legal services rendered.

From October, 2002 until March, 2003, the Company issued in aggregate 4,738,900 common shares valued at $1,965,143, the fair value at date of issuance were issued to eleven individuals for intellectual property and product research and development related consulting services.

In February 2003, CTC entered a Settlement Agreement and Mutual Release pursuant to litigation settlement which required the Company to issue 1,500,000 shares of unregistered, restricted common stock to various parties in the actions. The shares issued were valued at $93,750, or $0.0625 per share, which represented a value consistent with the issuance of similar securities, namely the value of the restricted common stock issued in conjunction with the Series E and Series H private placements of $0.042 and $0.072 per share respectively.

In March 2003, the Company issued an aggregate 300,000 shares of the Company's restricted, unregistered common stock to an individual, who was an existing shareholder of the Company, for conversion of $30,000 of a short-term working capital loan and accrued, but unpaid, interest of $13,101.

During February 2003, the Company issued an aggregate 200,000 Series H Warrants to one entity in remuneration for professional services connected with the issuance of the Series H Warrants. Each Series H warrant gives the older the right to purchase one share of unregistered, restricted common stock at an exercise price of $0.50. The value of the warrants was determined using the Modified Black-Scholes-Merton option pricing model at a value of $0.103 per warrant and $20,600 was accounted for as Offering Costs.

In April 2003 the Company issued 250,000 Series L warrants to purchase the Company's restricted unregistered common stock with an exercise price of $0.42, to one individual for consulting services. These warrants expire April 8, 2008. The value of the warrants was determined using the Modified Black-Scholes-Merton option pricing model at a value of $0.245 per warrant and was accounted for as Paid in Capital and expensed Legal, Consulting, and Professional expenses in the amount of $61,250.

In April 2003 the Company issued 49,999 Series K warrants to purchase the Company's restricted unregistered common stock at an exercise price of $0.50 to 3 individuals for settlemen of a dispute over attrorney fees. These warrants expire March 30, 2005. The value of the warrants was determined using the Black-Scholes option pricing model at a value of $0.235 per warrant and was accounted for as Paid in Capital and expensed Legal, Consulting, and Professional expenses for $11,750.

During fiscal 2003, the Company recognized $572,549 in compensation expense related to vested options that were granted with exercise prices below the market price at the date of the grants in fiscal 2002. There were no option grants in fiscal 2003 issued where the exercise price on the date of grant was below the market price.

Common Stock Committed:

As of September 30, 2003, the Company had recorded in aggregate $194,375 in Common Stock Committed consisting of $15,000 and $79,375 for the exercise of 60,000 stock options and 317,500 Series E stock warrant exercises respectively and $100,000 for the Series P issuance completed in fiscal 2004 . Both the options and warrants had an exercise price of $0.25 per share. The Common Stock Committed is recorded in the Statement of Equity as Common Stock Committed and the balances are included in the Statement of Cash Flows in the appropriate classification in Cash Flows from Financing Activities. The shares purchased were issued in fiscal 2004.

FISCAL YEAR ENDED SEPTEMBER 30, 2004

Preferred Stock Activity:

In January 2004, the Company converted the 1,000 shares of Series B 10% preferred stock of its subsidiary Transmission Technology Corporation into 80,000 shares of unregistered, restricted common stock that were issued to one individual pursuant to a court order. In addition under the terms of the order, the Company was obliged to issue 27,631 shares of unregistered, restricted common stock in satisfaction of the unpaid preferred stock dividends and interest totaling $45,395.

Common Stock Activity:

During fiscal year 2004, the Company issued 3,089,360 shares of Common Stock and received cash proceeds totaling $3,265,104 for the following Private Placements:

In the first quarter of fiscal 2004, pursuant to a Private Placement Memoranda, or Series P PPM, the Company sold an aggregate of 60,000 Units to 8 individuals for gross proceeds of $240,000. $100,000 of the $240,000 was received in fiscal 2003 and was recorded as Common Stock Committed in 2003. Each Unit consisted of 10 shares of restricted unregistered common stock and two Series P warrants to purchase one share of unregistered, restricted common stock. Each Series P warrant entitles the holder to purchase a share of common stock at $0.80 per share and expires at the earlier of July 30, 2005 or three weeks following written notification by the Company that its common stock closed at or above $1.20 per share for 10 consecutive trading days. In addition, the Series P warrants can be redeemed by the Company for $0.001 each if a Registration Statement covering the shares underlying the Series P warrants has been declared effective and the Company's common stock closes at or above $1.20 for 10 consecutive days. The value of the warrants was determined using the Modified Black-Scholes-Merton option pricing model at a value of $1.212 per warrant and was accounted for as Paid in Capital.

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

In December 2003, the Company issued 2,400,000 Units for $1.25 per unit for cash proceeds of $2,790,000 net of offering costs of $210,000, referred to in this report a the December Offering. The December Offering was subscribed by 5 investment funds. Each unit consisted of one share of the Company's unregistered restricted common stock and 0.5 warrant to purchase one share of the Company's unregistered restricted common stock at an exercise price of $2.04 per share. The warrants vest immediately and expire in December 2008. The Company has the right to call the warrants if the closing price of the Company's common stock is greater than 200% of the exercise price of the warrants for 20 consecutive trading days. The value of the December Offering warrants was determined using the Modified Black-Scholes-Merton option pricing model at a value of $1.877 per warrant and was accounted for as Paid in Capital. In June 2004, the Company offered the December Offering warrant holders, for a limited period of time, the opportunity to exercise their warrants at a reduced strike price of $0.50. Pursuant to this offer, the Company issued 1,000,000 shares of the Company's unregistered, restricted common stock against receipt of $500,000. One holder of 200,000 warrants did not take advantage of this right. In connection with this offering, one professional company was issued with an additional 120,000 warrants on the same terms as the original offering. As a result of this transaction, we recorded additional Paid in Capital and Legal, Consulting, and Professional expenses of $1,433,880 resulting from the modification of the warrant terms. The 120,000 warrants issued to the professional services firm were valued using the Modified Black-Scholes-Merton option pricing model at $1.277 per warrant and $153,207 in additional Paid in Capital and Legal, Consulting, and Professional expenses were recorded.

During fiscal 2004, the Company issued in aggregate 1,213,345 shares of restricted, unregistered common stock in exchange for services valued at $1,520,047 as follows:

During January 2004, the Company issued 58,881 shares of restricted, unregistered common stock to two entities in compensation of professional services and product research with a value of $65,166. During March 2004, the Company issued 150,000 shares of restricted, unregistered common stock in the name of one entity in partial compensation of professional services. During the June, 2004 it was agreed by the Company and the entity that the entity would not accept the shares in lieu of partial payment for professional services with the result that the 150,000 shares were cancelled. In July 2004, the Company issued 790,000 shares of restricted, unregistered common stock to two individuals and 3 entities in remuneration for and payment of debts relating to research, product development, marketing, business development and business strategy services valued at $790,000. During August 2004, the Company issued 364,373 shares of restricted, unregistered common stock to one officer and one consultant in remuneration for consulting services performed in fiscal 2003 and valued at $664,881, the closing market price on the date of issuance.

During fiscal 2004, the Company issued in aggregate 700,000 shares registered under an S-8 registration statement to two individuals for legal, product development, and intellectual property services valued at $1,058,000, the fair market value on the date of the share issuances.

In July and August 2004, the Company issued 675,000 shares of restricted, unregistered common stock to two individuals as part of a legal settlement valued at $739,000, the closing market price on the date of issuance.

During December 2003, the Company issued 140,160 shares of restricted, unregistered common stock to an entity in lieu of 2 month's rent on a commercial facility valued at $147,168, the market value of the rents.

Common Stock option activity:

During fiscal year 2004, the company issued 370,000 shares in conjunction with option exercises from one consultant and one employee at an option price of $0.25 per share. Of the $92,500 in consideration, the Company had received $15,000 in fiscal 2003 and had recorded this balance as Common Stock Committed in the Statement of Equity and Proceeds from option exercises in the Statement of Cash Flows The company also issued a total of 237,220 common shares, net of 43,045 shares recalled, pursuant to the cashless exercise of stock options by employees of the company. Under the guidelines of FIN 44, the Company accounted for the cashless exercises as a modification of option grant and recorded a total of $364,277 of compensation charges to compensation expense.

During fiscal 2004, the Company recognized $298,820 in compensation expense related to vested options that were granted with exercise prices below the market price at the date of the grants in fiscal 2002. There were no option grants in fiscal 2004 issued where the exercise price on the date of grant was below the market price.

Common Stock warrant activity:

During fiscal year 2004, the Company received $2,817,403 for the exercise of an aggregate of 6,718,555 warrants as follows:

A total of 1,000,000 "December" offering warrants were exercised at an exercise price of $0.50 per warrant resulting in $500,000 in cash consideration paid to the company. A total of 1,860,000 "Series E" warrants were exercised at a price of $0.25 per warrant resulting in $388,125 in cash consideration paid to the company. A total of 3,665,500 "Series H" warrants were exercised at a reduced exercise price of $0.50 per share resulting in cash consideration paid of $1,832,750. A total of 193,055 "Numbered" warrants were exercised at an exercise price of $0.50 per share resulting in consideration of $96,528 received by the Company. Of these exercises, the Company had previously recorded $79,375 as Common Stock Committed in fiscal 2003 in the Statement of Equity and as Proceeds from warrant exercises in the Statement of Cash Flows.

In November 2003, the Company made an offer to the holders of the Series E and Series H warrants that if the holders exercised their warrants before December 10, 2003, the holder would receive one Series R warrant to purchase 1 share of unregistered restricted common stock for every 5 Series E or H warrants exercised. Each Series R warrant entitles the holder to purchase one share of common stock at $1.95 per share and expires on December 30, 2005. In addition, the Series R warrants can be redeemed by the Company for $0.001 each if a Registration Statement covering the shares underlying the Series R warrants has been declared effective and the Company's common stock closes at or above $3 for 10 consecutive days and if the shares underlying the warrants have been registered. In December 2003, the Company issued 58,500 Series R warrants to 13 individuals. The value of the Series R warrants was determined using the Modified Black-Scholes-Merton option pricing model at a value of $1.814 per warrant and was accounted for as Paid in Capital and Legal, Consulting, and Professional expense in the amount of $106,120.

During the last quarter of fiscal 2004, the Company issued 1,427,000 Series S warrants to 7 individuals and 2 entities in connection with professional services rendered to the Company and in settlement of certain disputes relating to such services. Each Series S warrant entitles the holder to purchase one share of unregistered, restricted common stock at $1.00 per share and expires at the earlier of July 17, 2007 or following written notification by us that our common stock closed at or above $3.00 per share for 10 consecutive trading days. The value of the Series S warrants was determined using the Modified Black-Scholes-Merton option pricing model at a value of $0.644 per warrant and was accounted for as Paid in Capital and Legal, Consulting, and Professional expense in the amount of $918,376.

During the last quarter of fiscal 2004, the Company issued 160,000 Series T warrants to 4 individuals and 1 entity in connection with professional services rendered to the Company. Each Series T warrant entitles the holder to purchase one share of unregistered, restricted common stock at $1.00 per share and expires at the earlier of July 17, 2008. The value of the Series T warrants was determined using the Modified Black-Scholes-Merton option pricing model at a value of $0.662 per warrant and was accounted for as Paid in Capital and Legal, Consulting, and Professional expense in the amount of $105,915.

DEBENTURE OFFERING

On August 17, 2004, CTC closed a financing transaction in which it sold 6% convertible debentures to select institutional accredited investors, in order to raise a total of $15,000,000. We received $5,000,000 upon closing and $10,000,000 was deposited into a Custodian Account to secure repayment of the debentures. The debentures will mature on August 17, 2007. The investors may convert the debentures into our common stock for $1.67 per share, or the Conversion Price. We may force conversion of all outstanding debentures if the daily volume weighted average price of our common stock exceeds the Conversion Price by 150%. We may drawdown the $10,000,000 held in the Custodian Account on a monthly basis starting after the effective date of a Registration Statement registering the common stock issuable upon conversion debentures by exercising a monthly optional redemption, or the Monthly Redemption. The minimum Monthly Redemption is $500,004. The Monthly Redemption may only be paid by the issuance of our common stock to the investors priced at 93% of the volume weighted average price of our common stock at the time of such Monthly Redemption.

The investors also received warrants to purchase an aggregate of 3,453,947 shares of common stock, 50% of which are at an exercise price of $1.75 per share and the balance of which are at an exercise price of $1.82 per share. The warrants were valued using the Modified Black-Scholes-Merton option pricing model at an aggregate value of $6,364,063. The warrant value was recorded as Paid in capital and as a discount to the debentures. The discount will be amortized to interest expense over the expected duration of the debentures which are scheduled for repayment in August, 2007.

On November 23, 2004, we reached an agreement with the four funds that purchased the debentures to release the $10 million that was held in a custodian account and was recorded on the September 30, 2004 balance sheet as Restricted Cash. The $10 million was to be released periodically after the effectiveness of a registration statement filed by the Company on Form SB-2 pursuant to monthly optional redemptions. In consideration for such early release of the $10 million, each of the four funds was issued an additional warrant to purchase (in aggregate) 1,083,591 shares of our common stock with an exercise price of $3.23. The four funds also agreed to extend the deadlines for the filing of and effectiveness date of the registration statement. The additional warrants were valued using the Modified Black-Scholes-Merton option pricing model at $1.919 per warrant. The aggregate warrant value of $2,079,523 was recorded as Paid in Capital and Legal, Professional, and Consulting expense in Fiscal 2005.

Lane Capital Markets acted as our exclusive placement agent and financial advisor in connection with the placement of the debentures. In partial consideration for Lane Capital's services, Lane Capital received 500,000 Series U warrants, a 4-year warrant to purchase 500,000 shares of our common stock with an exercise price of $1.82 per share. The value of the Series U warrants was determined using the Black-Scholes option pricing model at a value of $1.23 per warrant and was accounted for as Paid in Capital and Legal, Consulting, and Professional expense in the amount of $615,012. CTC may, subject to a 20 day notice, call the warrants if our common stock is equal to or exceeds 200% of their exercise price.

We believe that our current cash balance, the proceeds from the conversion of warrants of approximately $6,077,000 that are callable at the discretion of the company subject to certain market conditions, progress payments that may be made on the $2.675 million order, drawdowns on the capital lease financings, and additional sales of cable will cover anticipated operating expenses for a period of one year without supplementing our cash reserves. The proceeds from the sale of the Debentures will, however, be used exclusively for operations relating to the commercialization of our principal product, the ACCC cable and general and intellectual property expenses relating to other products. With respect to the pursuit of our other products and technologies, CTC will proceed with discussions with potential sources of financing through one or more of CTC's subsidiaries in joint ventures or other forms of partnership or cooperation. Except for the capital lease financing described above, we have no definitive agreements or plans to raise additional capital.

We anticipate that we will continue to issue common stock in exchange for certain consulting services, stock options as a form of incentive compensation to our employees, and warrants as incentives to capital lending agencies and possible future debt or equity financings.

ACQUISITION OF PLANT AND EQUIPMENT

We do not own any real estate. We have designed, built and successfully operated three pultrusion lines for ACCC composite core. These lines are now being operated in the leased facility that we moved into during the first quarter of 2004. We expect 1-3 additional lines to be made operational at the Irvine facility before moving production to a new facility. However, no such new facility has been identified.

SALE-LEASE BACK OF CAPITAL ASSETS

On May 5, 2004 we entered into a $500,000 sale leaseback of certain of our capital assets, including our manufacturing lines. Under the terms of the Master Lease Agreement we received $450,000 which was net of a 10% security deposit and are to make payments of $16,440 per month for 36 months. At the end of the lease period, CTC has the right to renew the lease for an additional 12 months, terminate and return the equipment or purchase the equipment at the fair market value, subject to a minimum of 10% and a maximum of 20% of the original capitalized cost. We recognized a gain in the amount of $ 59,045 from this transaction and will defer the gain and recognize it as income over the period of the initial lease term.

PLAN OF OPERATIONS

ACCC COMMERCIALIZATION STRATEGY

We plan to continue our strategic path outlined in "RESULTS OF OPERATIONS - ACCC Bare Overhead Cable Operations." As an important part of this strategy, we expect to open a production facility for the commercial production of the ACCC core, planned for the second quarter of the fiscal year ending September 30, 2005. However, no such new facility has been identified.

ACCC targets an industry which is mature in North America and Western Europe and developing in various other countries around the world, such as Eastern Europe, China and South East Asia, and South America. In spite of this, we believe that the utility and distribution companies will be investing increasing amounts in renewing their aging, insufficient transmission and distribution networks.

Our strategy at present is to enter into arrangements with cable manufacturers internationally under which we will supply our core to these manufacturers for wrapping and resale in allocated markets. Initial deliveries will be made from production facilities in the U.S. with additional local facilities established as the market requires.

In certain selected international markets we plan to joint venture with local partners in the establishment of its ACCC core production and sales.

ORGANIZATION OF A NEW PRODUCTION FACILITY

We consider it a priority to organize our full scale commercial production at a new facility in preparation for its expected orders of cable. Although conceptual plans are underway to transfer production to a new facility when the order volume reaches a critical mass, no such production facility has been identified. As an alternative, we still maintains the ability to use sub-contractors to produce the core necessary for supply to General Cable and other manufacturers, but would prefer to organize its own production in a timely manner. We do not anticipate acquiring any real estate for this purpose. Equipment leasing agreements are being negotiated to supplement existing funding arrangements for this purpose. We expect that the new production facility will return its initial capital investment in a short period of time, however, we will use our income to invest in a continued ramp-up of capacity.

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

FINANCIAL PLANS

It is anticipated that we will begin generating sales in fiscal year ending September 30, 2005 sufficient to cover its operating costs. Central to our financial strategy for fiscal 2005 is the securing of sufficient lease financing to manage the ramp up of its core production and the organization of separate larger production facilities. As part of the preparation for this, subsequent to year end, we have already obtained approximately $1.4 million in lease financing commitments and have a firm offer for an additional $3 million in equipment lease financing.

We expect to commit $3-5 million in raw materials purchases that would secure access to long term supplies of such raw materials. These amounts may be funded from down payments on purchases, trading credit facilities and short term loans, topped up, as necessary, with operating capital.

Our financial statements include a going concern opinion from our auditors acknowledging that during the year ended September 30, 2004, the Company incurred a net loss of $14,687,874 and had negative cash flows from operations of $18,735,430; and in addition that the Company had an accumulated deficit of $26,439,356 at September 30, 2004. These losses and negative cash flows are the result of Company undergoing its product development phase during its start-up period. During start up a product development company must rely on the promise of future revenues (if the product under development gains acceptance) to secure finance from the capital markets so that it can complete the development of its products. During this phase, there is no guarantee that the product will be completed, accepted or provide a marketable advantage and therefore no guarantee that the development will ever be profitable. The start up company's ability to become a going concern is dependent upon its ability to emerge from its development phase with a business that can generate profit form operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 8A - CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). This evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer (acting as the principal accounting officer) and Chief Operating Officer. The evaluation included certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. Based upon that evaluation, our Chief Executive Officer and Acting Chief Financial Officer has concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Acting Chief Financial Officer.

We have enhanced and upgraded our accounting system with the addition of new software and are in the process of transferring the system to a new secure server. These measures are part of an overall upgrade of our management computer systems, which we believe enhance our system of internal controls. This upgrade was not made in response to any deficiency in our internal controls. Other than such ongoing modifications to our computer systems, there was no change in our internal control over financial reporting during our fourth quarter of fiscal year ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 10 - EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

The following executive compensation disclosure reflects all compensation awarded to, earned by or paid to the executive officers below, for the fiscal years ended September 30, 2004, 2003 and 2002. None of our executive officers received compensation in excess of $130,000 for the fiscal year ended September 30, 2004, and no officer received compensation in excess of $120,000 for the fiscal years 2003 or 20021, respectively. The following table summarizes all compensation received by our Chief Executive Officer, Chief Operating Officer/President, Corporate Secretary and Chief Financial Officer (former) in fiscal years 2004, 2003 and 2002.

                             Annual Compensation
                      --------------------------

                                                                        Other Annual
Name and                      Fiscal         Salary       Bonus         Compensation
Principal Position              Year            ($)         ($)                  ($)
------------------              ----       --------       -----         ------------
Benton H Wilcoxon               2004       $120,000          --                   --
Chief Executive                 2003       $120,000          --                   --
Officer                         2002       $ 60,000          --                   --

C. William Arrington            2004       $120,000          --                   --
Chief Operating                 2003       $120,000          --                   --
Officer and President           2002         60,000          --                   --


Dominic J. Majendie             2004       $120,000          --               10,000
Vice-President, EMEA            2003              0(3)       --                   --
                                2002              0          --                   --

Brent N. Robbins (4)            2004       $ 65,000          --                   --
Chief Financial                 2003       $ 30,000          --                   --
Officer (former)


                                   Long-Term Compensation
                               --------------------------------

                                 Awards Payouts
                               ------------------

                                 Stock           Underlying        LTIP            All Other
Name and                      Award(s)         Options/SARs     Payouts         Compensation
Principal Position                 ($)                  ($)         (#)                  ($)
------------------           ---------         ------------     -------         ------------
Benton H Wilcoxon (1)               --                  --          --                 --
Chief Executive                     --                  --          --                 --
Officer                             --             635,216          --                 --

C. William Arrington (2)            --                  --          --                 --
Chief Operating                     --                  --          --                 --
Officer and President               --             635,216          --                 --

Dominic J. Majendie (3)       $410,000                  --          --                 --
Vice-President, EMEA                --           1,000,000          --                 --
                                    --                   0          --                 --

Brent N. Robbins (4)                 0                  --          --                 --
Chief Financial                     --             750,000          --                 --
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

(3) In August 2004, Dominic J. Majendie was awarded 250,000 shares of restricted stock in consideration for consulting services rendered during the fiscal year ended 2003. Compensation recorded in the financial statements for this stock issuance for the year ended September 30, 2003 was $0. The fair market value of the stock granted in 2004 on the date of issuance was $410,000 which is included in the statement of operations as officer compensation in the fiscal year ending September 30, 2004. As of September 30, 2004, the value of these shares was $375,000 based on a closing price of $1.50 per share of our common stock, as quoted on the OTC Bulletin Board. These shares are not subject to vesting. At this time, we do not intend to declare dividends on the shares.

(4) Brent Robbins' employment with the Company as the Chief Financial Officer ceased on January 30, 2004. His base salary was $120,000 per annum. At the time of termination, Mr. Robbins exercised 120,765 options and the remaining 629,235 options were cancelled.

There were no options granted to the Company's executive officers during fiscal year ending September 30, 2004.

Benton H Wilcoxon and C. William Arrington were each awarded an option to purchase 2 million options by decision of the Board of Directors dated August 13, 2003. This grant is subject to the approval by an independent committee established by the Board of Directors to consider compensation. The committee has not yet met to decide this issue. To date, no members have been appointed to the independent committee and no meetings have been held. Our board consists of two non-independent directors and it is actively seeking at least three independent directors. The options have not been included in the table above because they have not been approved by the independent committee yet and thus are not yet effective.

              AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR ENDED
                   SEPTEMBER 30, 2004 AND FY-END OPTION VALUES

The following table provides information on option exercises for our Chief Executive Officer and our other most highly compensated executive officers in the year ended September 30, 2004 and their option holdings as of September 30, 2004.The value of an in-the-money stock option represents the difference between the aggregate estimated fair market value of the underlying stock and the aggregate exercise price of the stock option. We have used the quoted closing price of $1.50 per share on the OTC Bulleting Board on September 30, 2004 as the estimated fair market value of our common stock in determining the value of unexercised options.

                                                                     Number of Securities                 Value of Unexercised
                                                                    Underlying Unexercised               In-the-Money Options at
                       Shares Acquired                            Options at Fiscal Year-End               Fiscal Year-End ($)
Name                    Upon Exercise       Value Realized         (#) Exercisable/Unexercisable         Exercisable/Unexercisable
----                   ---------------      --------------        ------------------------------         -------------------------
Benton H Wilcoxon             --                   --                         381,129 / 254,087           $474,293.23 / $316,196.73
C. William Arrington          --                   --                         381,129 / 254,087           $474,293.23 / $316,196.73
Dominic J. Majendie           --                   --                         340,000 / 660,000           $414,459.32 / $804,538.68
Brent N. Robbins (1)        120,765              $156,995                                 0 / 0                               0 / 0


(1) Prior to his termination Mr. Brent N. Robbins held a total of 750,000 options, which were granted in Fiscal Year 2003. Of these options, 120,765 were exercised on January 29, 2004, at an exercise price of $0.53 per share, following the departure of Mr. Robbins and the remaining 629,235 were cancelled. We have used the quoted closing price of $1.83 per share on the OTC Bulleting Board on January 29, 2004 as the estimated fair market value of our common stock.



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

Mr. Dominic Majendie was originally employed in October 2002 as Director of Operations, EMEA (Europe, Middle East, and Africa) of CTC, and he now occupies the position of Vice President, EMEA, under an employment agreement dated October 1, 2003, which expires on September 30, 2008. The essential terms of the employment agreement are as follows:

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

--------------------------------------------------------------------------------------------------------------------------
Title of Class                           Name and address                  Amount and nature              Percent of class
                                      of beneficial owner            of beneficial ownership
--------------------------------------------------------------------------------------------------------------------------
Common                                  Benton H Wilcoxon                         19,858,442 (1)                    17.76%
                                        2026 McGaw Avenue
                                          Irvine CA 92614
--------------------------------------------------------------------------------------------------------------------------
Common                               C. William Arrington                         20,631,641 (2)                    18.45%
                                        2026 McGaw Avenue
                                          Irvine CA 92614
--------------------------------------------------------------------------------------------------------------------------
Common                                Dominic J. Majendie                            675,000 (3)                        *%
                                           Dunston House,
                                        Dunston's Corner,
                                     Hemingstone, Ipswich
                                      Suffolk IP6 9QD, UK
--------------------------------------------------------------------------------------------------------------------------
Common                                G. William Harrison (4)                      5,764,461 (5)                      5.2%
                                        26218 James Drive
                                       Grosse Il MI 48138
--------------------------------------------------------------------------------------------------------------------------
                    All officers and directors as a group                         41,165,083                         36.8%
--------------------------------------------------------------------------------------------------------------------------

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

In June 2004, Benton Wilcoxon made a short term non interest bearing loan to us of $81,000. This loan was repaid on August 9, 2004.

                                     PART IV

ITEM 13- EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

Number            Description
------            -----------

2.1(3) Articles of Merger of ElDorado Financial Group, Inc., a Florida corporation, into ElDorado Financial Group, Inc., a Nevada corporation

2.2(1) Agreement and Plan of Reorganization By and Among Transmission Technology Corporation, Certain of its Stockholders, and ElDorado Financial Group, Inc. dated November 3, 2001

3.1(3)            Articles of Incorporation of the Company

3.2(7)            By-Laws of the Company

4.1(8)            Form of Debenture (included in Exhibit 10.10).

10.1(3)           2001 TTC Incentive Compensation Stock Option Plan

10.2(2) Technology License Agreement by and between W.B.G., Inc. and Transmission Technology Corporation dated May 7, 2001.

10.3(4) Composite Technology Corporation 2002 Non-Qualified Stock Compensation Plan

10.4(5) Composite Technology Corporation Option Agreement - Benton Wilcoxon dated August 13, 2003

10.5(5) Composite Technology Corporation Option Agreement - William Arrington dated August 13, 2003

10.6(10) Composite Technology Corporation Option Agreement - Dominic Majendie dated August 11, 2003

10.7(5) Lease Agreement between Composite Technology Corporation and CNH, LLC dated November 7, 2003.

10.8(6) Purchase Agreement between CTC Cable Corporation and General Cable Industries, Inc. dated October 2, 2004.

10.9(6) Distribution Agreement between CTC Cable Corporation and General Cable Industries, Inc. dated October 2, 2004.

10.10(8) Form of Securities Purchase Agreement including form of the Debenture attached as Exhibit A, form of the Registration Rights Agreement attached as Exhibit B thereto, form of the Common Stock Purchase Warrant attached as Exhibit C thereto, form of legal opinion attached as Exhibit D, form of Custodial and Security Agreement attached as Exhibit E, dated August 17, 2004.

10.10 Letter Agreement between Composite Technology Corporation and ATEL Ventures, Inc., dated December 16, 2004.

10.11 Master Lease Agreement between Composite Technology Corporation and IFC Credit Corporation dated May 7, 2004, as amended.

10.12(13)         Letter Agreement between Composite Technology Corporation and the City of Kingman, Kansas, dated November 11, 2003.

10.13(9) Letter agreement between Composite Technology Corporation and Feldman Weinstein LLP, dated November 23, 2004.

10.14(5)          Composite Technology Corporation Option Agreement - Brent N.
                  Robbins dated August 13, 2003.

10.15(10)         Employment Agreement between Composite Technology Corporation and Dominic J. Majendie, dated October 1, 2003.

10.16(11)         Form of Securities Purchase Agreement, Registration rights
                  Agreement and Common Stock Purchase Warrants, dated as of
                  December 16, 2003.

10.17 Consulting Agreement by and between Composite Technology Corporation, CTC Cable Corporation and Global American Energy Inc., dated March 31, 2003.

10.18             License Agreement between Composite Technology Corporation and
                  W. Brandt Goldsworthy & Associates, Inc., dated February 6, 2003.

10.19 Consulting Agreement by and between Composite Products Development, Inc., George Korzeniowski and Composite Technology Corporation, dated March 1, 2002.

10.20 Consulting Agreement by and between Composite Support & Solutions, Inc. and Composite Technology Corporation.

10.21 Firm Fixed Price Billable Services Agreement Terms and Conditions between EPRI Solutions, Inc. and Composite Technology Corporation, dated February 2003.

10.22 Research Agreement between University of Southern California and Composite Technology Corporation, dated June 23, 2003.

10.23 Joint Development Agreement between FCI SA and Composite Technology Corporation, dated November 5, 2003.

10.24 Consulting Agreement between David C. Bryant and Composite Technology Corporation, dated February 21, 2003.

10.25 Employee Confidentiality and Assignment Agreement between David C. Bryant and Composite Technology Corporation, dated February 21, 2005.

14.(5)            Code of Business Ethics

21(12)            Subsidiaries of the Registrant

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


(1) Incorporated herein by reference to Form 8-K filed with the U. S. Securities and Exchange Commission on November 20, 2001.

(2) Incorporated herein by reference to Form 8-K filed with the U. S. Securities and Exchange Commission on January 11, 2002.

(3) Incorporated herein by reference to Form 10-KSB filed with the U. S. Securities and Exchange Commission on February 14, 2002.

(4) Incorporated herein by reference to Definitive Schedule 14C filed with the U.S. Securities and Exchange Commission on January 27, 2003.

(5) Incorporated herein by reference to Form 10-KSB filed with the U.S. Securities and Exchange Commisson on February 4, 2004.

(6) Incorporated herein by reference to Form 8-K filed with the U.S. Securities and Exchange Commisson on October 7, 2004.

(7) Incorporated herein by reference to Form 8-K filed with the U.S. Securities and Exchange Commission on January 18, 2005.

(8) Incorporated herein by reference to Form 8-K filed with the U.S. Securities and Exchange Commission on August 25, 2004.

(9) Incorporated herein by reference to Form 8-K filed with the U.S. Securities and Exchange Commission on November 24, 2004.

(10) Incorporated herein by reference to Form SB-2/A (File No. 333-118991) filed with the U.S. Securities and Exchange Commission on October 29, 2004.

(11) Incorporated herein by reference to Form 8-K filed with the U.S. Securities and Exchange Commission on December 19, 2003.

(12) Incorporated herein by reference to Form SB-2 filed with the U.S. Securities and Exchange Commission on February 13, 2004.

(13) Incorporated herein by reference to Form SB-2 Registration Statement filed with the U.S. Securities and Exchange Commission on January 25, 2005.

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

                        COMPOSITE TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)

                                    CONTENTS
                               SEPTEMBER 30, 2004

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

       Consolidated Statements of Shareholders' Equity        F-5 - F10

       Consolidated Statements of Cash Flows                 F-11 - F12

       Notes to Consolidated Financial Statements            F-13 - F41

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Composite Technology Corporation
Irvine, California

We have audited the consolidated balance sheet of Composite Technology Corporation and subsidiaries (a developmental stage company) as of September 30, 2004, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years in the period ended September 30, 2004, and the period from March 28, 2001 (inception) to September 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Composite Technology Corporation and subsidiaries (a developmental stage company) as of September 30, 2004, and the results of their operations and their cash flows for each of the two years in the period ended September 30, 2004, and the period from March 28, 2001 (inception) to September 30, 2004, in conformity with U.S. generally accepted accounting principles.

As described in Note 2 to the financial statements, the September 30, 2004 financial statements have been restated.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 8 to the financial statements, the Company is involved in various litigation matters. The effect of such litigation on the Company's financial statements is indeterminable at this time.



/s/ Singer Lewak Greenbaum and Goldstein LLP
--------------------------------------------
SINGER LEWAK GREENBAUM AND GOLDSTEIN LLP

Los Angeles, California
December 14, 2004, except for Note 2 as to which
                 the date is April 8, 2005

                        COMPOSITE TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
                           CONSOLIDATED BALANCE SHEET
                                   (restated)*
                               SEPTEMBER 30, 2004


                                     ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                     $  2,930,615
     Restricted cash (See Note 11)                                   10,010,060
     Accounts receivable                                              2,501,994
     Inventory                                                          788,799
     Prepaid expenses and other current assets                          378,052
                                                                   ------------
         Total current assets                                        16,609,520

PROPERTY AND EQUIPMENT, net                                           1,253,123
OTHER ASSETS                                                            218,600
                                                                   ------------
                TOTAL ASSETS                                         18,081,243
                                                                   ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable - trade                                         1,841,535
     Accrued payroll and related expenses                               122,621
     Accrued officer compensation                                       264,561
     Deferred revenue                                                   564,750
     Deferred gain on sale of assets                                     49,569
     Lease obligations - current                                        251,782
                                                                   ------------

         Total current liabilities                                    3,094,818
                                                                   ------------
LONG TERM LIABILITIES
     Convertible notes payable, net
                  Of unamortized debt discount                        8,901,106
     Lease obligation - long term                                       482,600

                                                                   ------------
         Total long term liabilities                                  9,383,706

                Total liabilities                                    12,478,434
                                                                   ------------


COMMITMENT AND CONTINGENCIES

SHAREHOLDERS' EQUITY
     Common stock, &.001 par value
         200,000,000 shares authorized
         110,841,320 shares issued and outstanding                      110,841
     Deferred compensation - stock options                             (362,925)
     Additional paid-in capital                                      32,294,159
     Deficit accumulated during the development stage               (26,439,356)
                                                                   ------------


                Total shareholders' equity                            5,602,719
                                                                   ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $ 18,081,243
                                                                   ------------

* See Notes to Consolidated Financial Statements - "Note 2 - Restatements and Reclassifications."

                        COMPOSITE TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003 AND
      FOR THE PERIOD FROM MARCH 28, 2001 (INCEPTION) TO SEPTEMBER 30, 2004

                                                                                          For the Period
                                                                                          from March 28,
                                                                                               2001
                                                   For the Year Ended September 30,       (Inception) to
                                                   --------------------------------        September 30,
                                                      2004                2003                 2004
                                                   (restated)*                              (restated)*
                                                   ------------        ------------        ------------
Service Revenues                                   $  2,500,000        $         --        $  2,500,000

Less: Cost of Services                                  314,548                  --             314,548
                                                   ------------        ------------        ------------
Gross Margin                                          2,185,452                  __           2,185,452

OPERATING EXPENSES
     Officer compensation                               845,000             270,000           1,439,900
     General and administrative                       3,717,583             867,543           5,038,286
     Legal, professional, and consulting              6,790,568           1,453,930          11,360,223
     Research and development                         3,258,055           3,243,475           7,460,473
     Sales and Marketing                              1,723,557             897,735           2,621,292
     Depreciation                                       153,039              18,569             176,214
         Total operating expenses                    16,487,801           6,751,252          28,096,387
                                                   ------------        ------------        ------------
LOSS FROM OPERATIONS                                (14,302,349)         (6,751,252)        (25,910935)
                                                   ------------        ------------        ------------

OTHER INCOME/(EXPENSE)
     Interest expense                                  (408,898)                 --            (414,564)
     Interest income                                     13,897                  --              13,897
     Gain on sale of Assets                               9,476                  --               9,476
     Carrying value impairment adjustment on                 --                  --            (137,230)
       investment in other companies
                                                   ------------        ------------        ------------
         Total other income and expenses               (385,525)                 --            (528,421)
                                                   ------------        ------------        ------------

NET LOSS                                           $(14,687,874)       $ (6,751,252)       $(26,439,356)

PREFERRED STOCK DIVIDENDS                                    --              20,000                  --
                                                   ------------        ------------        ------------

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS          $(14,687,874)       $ (6,771,252)       $(26,439,356)
                                                   ============        ============        ============

BASIC AND DILUTED LOSS PER SHARE
     Loss per share                                $      (0.14)       $      (0.08)
     Preferred stock dividend                                --                  --
                                                   ------------        ------------

TOTAL BASIC AND DILUTED LOSS PER SHARE
   AVAILABLE TO COMMON SHAREHOLDERS              $        (0.14)      $        (0.08)
                                                 ==============       ==============

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING          103,168,626           87,132,657
                                                 ==============       ==============

* See Notes to Consolidated Financial Statements - "Note 2 - Restatements and Reclassifications."

                        COMPOSITE TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
 FOR THE PERIOD FROM MARCH 28, 2001 (INCEPTION) TO SEPTEMBER 30, 2004 - Restated

                                             Preferred                       Common                     Common        Common
                                              Stock                          Stock                       Stock        Stock
                                                                                                       Committed    Subscription
                                                                                                                     Receivable
                                      Shares            Amount       Shares         Amount

BALANCE, MARCH 28, 2001                   --         $    --       9,166,510          $ 9,167          $    --        $     --
(INCEPTION)

Recapitalization effect of                --              --      57,333,490           57,333               --              --
reverse acquisition
with Transmission
Technology Corp.
Issuance of Series A                     165              --              --               --               --              --
Preferred Stock in exchange
for investments in other
companies for a price of
$1,000 per share on
April12, 2001

Issuance of Series B                   1,000               1              --               --               --              --
Preferred Stock for cash of
at a price of $100 per
share on August 21, 2001
Preferred Stock Dividends                 --              --              --               --               --              --
Net Loss                                  --              --              --               --               --              --
                                     -------         -------      ----------          -------          -------       ---------

BALANCE, SEPTEMBER 30, 2001            1,165         $     1      66,500,000          $66,500          $   --        $     --
                                     -------         -------      ----------          -------          -------       ---------

Issuance of Series B                     320              --              --               --               --              --
Preferred Stock for cash at
a price of $100 per share
on October 11, 2001
Issuance of Common Stock on               --              --          42,500               42               --              --
December 4, 2001 to
purchase investments in
other companies valued at
$4.50 per share
Cancellation on January 7,                --              --         (79,402)             (79)              --              --
2002 of common stock issued
in October, 2001 and
included in the fiscal 2001
recapitalization, upon
termination of contract
Issuance of 100,000 options               --              --              --               --               --              --
to a non-employee on
February 20, 2002 valued at
the fair value of the
options granted
Issuance of 100,000 options               --              --              --               --               --              --
to a non-employee on
February 20, 2002 valued at
the fair value of the
options granted
Issuance of Common Stock on               --              --         250,000              250                               --
February 27, 2002 for cash
upon exercise of Options at
an exercise price of $0.40
per share
Issuance of 1,000,000                     --              --              --               --               --              --
options to a non-employee
on February 27, 2002 valued
at the fair value of the
options granted
Issuance of 1,000,000                     --              --              --               --               --              --
options to a non-employee
on February 27, 2002 valued
at the fair value of the
options granted
Issuance of Common Stock on               --              --         100,000              100               --              --
February 28, 2002 for
business and marketing
advisory services rendered,
recorded as Compensation
expense at the fair value
of services provided
Issuance of Common Stock on               --              --         100,000              100               --              --
February 28, 2002 for
corporate legal services
rendered, recorded as
Compensation expense at the
fair value of services
provided
Issuance of 250,000 options               --              --              --               --               --              --
to a non-employee on March
12, 2002 valued at the fair
value of the options granted
Issuance of 1,000,000                     --              --              --               --               --              --
options to a non-employee
on March 12, 2002 valued at
the fair value of the
options granted
Issuance of Common Stock on               --              --         200,000              200               --              --
March 14, 2002 for business
and marketing advisory
services rendered, recorded
as Compensation expense at
the fair value of services
provided
Issuance of Common Stock on               --              --          75,000               75               --              --
March 14, 2002 for legal
advisory services rendered,
recorded as compensation
expense at the fair value
of services provided
Issuance of Common Stock on               --              --         600,000              600               --              --
March 29, 2002 for
intellectual property &
product development
services rendered, recorded
as Compensation expense at
the fair value of services
provided
Issuance of 1,000,000                     --              --              --               --               --              --
options to a non-employee
on March 31, 2002 valued at
the fair value of the
options granted

                        COMPOSITE TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
 FOR THE PERIOD FROM MARCH 28, 2001 (INCEPTION) TO SEPTEMBER 30, 2004 - Restated

                                       Deferred      Additional          Deficit             Total
                                     Compensation     Paid-In          Accumulated
                                     Stock Options    Capital          During the
                                                                     Development Stage


BALANCE, MARCH 28, 2001                $      --     $  2,001,570     $ (2,010,737)      $       --
(INCEPTION)

Recapitalization effect of                    --       (1,557,946)       2,010,737          510,124
reverse acquisition
with Transmission
Technology Corp.
Issuance of Series A                          --          165,000               --          165,000
Preferred Stock in exchange
for investments in other
companies for a price of
$1,000 per share on
April12, 2001

Issuance of Series B                          --           99,999               --          100,000
Preferred Stock for cash of
at a price of $100 per
share on August 21, 2001
Preferred Stock Dividends                     --               --           (8,222)          (8,222)
Net Loss                                      --               --         (493,450)        (493,450)
                                       ---------     ------------     ------------       ----------

BALANCE, SEPTEMBER 30, 2001            $      --     $    708,623     $   (501,672)      $  273,452
                                       ---------     ------------     ------------       ----------

Issuance of Series B                          --           32,000               --           32,000
Preferred Stock for cash at
a price of $100 per share
on October 11, 2001
Issuance of Common Stock on                   --          191,208               --          191,250
December 4, 2001 to
purchase investments in
other companies valued at
$4.50 per share
Cancellation on January 7,                    --         (299,921)              --         (300,000)
2002 of common stock issued
in October, 2001 and
included in the fiscal 2001
recapitalization, upon
termination of contract
Issuance of 100,000 options              (26,857)          26,857               --               --
to a non-employee on
February 20, 2002 valued at
the fair value of the
options granted
Issuance of 100,000 options              (24,800)          24,800               --               --
to a non-employee on
February 20, 2002 valued at
the fair value of the
options granted
Issuance of Common Stock on                   --           99,750               --          100,000
February 27, 2002 for cash
upon exercise of Options at
an exercise price of $0.40
per share
Issuance of 1,000,000                   (513,000)         513,000               --               --
options to a non-employee
on February 27, 2002 valued
at the fair value of the
options granted
Issuance of 1,000,000                   (393,000)         393,000               --               --
options to a non-employee
on February 27, 2002 valued
at the fair value of the
options granted
Issuance of Common Stock on                   --          184,900               --          185,000
February 28, 2002 for
business and marketing
advisory services rendered,
recorded as Compensation
expense at the fair value
of services provided
Issuance of Common Stock on                   --          184,900               --          185,000
February 28, 2002 for
corporate legal services
rendered, recorded as
Compensation expense at the
fair value of services
provided
Issuance of 250,000 options              (11,125)          11,125               --               --
to a non-employee on March
12, 2002 valued at the fair
value of the options granted
Issuance of 1,000,000                    (44,500)          44,500               --               --
options to a non-employee
on March 12, 2002 valued at
the fair value of the
options granted
Issuance of Common Stock on                   --          179,800               --          180,000
March 14, 2002 for business
and marketing advisory
services rendered, recorded
as Compensation expense at
the fair value of services
provided
Issuance of Common Stock on                   --           67,425               --           67,500
March 14, 2002 for legal
advisory services rendered,
recorded as compensation
expense at the fair value
of services provided
Issuance of Common Stock on                   --          305,400               --          306,000
March 29, 2002 for
intellectual property &
product development
services rendered, recorded
as Compensation expense at
the fair value of services
provided
Issuance of 1,000,000                   (457,000)         457,000               --               --
options to a non-employee
on March 31, 2002 valued at
the fair value of the
options granted

                        COMPOSITE TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
 FOR THE PERIOD FROM MARCH 28, 2001 (INCEPTION) TO SEPTEMBER 30, 2004 - Restated

                                             Preferred                       Common                     Common        Common
                                              Stock                          Stock                       Stock        Stock
                                                                                                       Committed    Subscription
                                                                                                                     Receivable
                                      Shares            Amount       Shares         Amount
Issuance of 750,000 options               --              --              --              --              --              --
to a non-employee on March
31,2002 valued at the fair
value of the options granted
Issuance of Common Stock on               --              --         100,000             100              --              --
April 10, 2002 for
corporate legal services
rendered, recorded as
Compensation expense at the
fair value of services
provided
Issuance of Common Stock on               --              --         750,000             750              --              --
April 18, 2002 for cash
upon exercise of Options at
an exercise price of $0.40
per share
Issuance of Common Stock on               --              --       1,000,000           1,000              --              --
April 19, 2002 for business
and marketing advisory
services rendered, recorded
as Compensation expense at
the fair vlue of services
provided
Issuance of Common Stock on               --              --         120,000             120              --              --
April 19, 2002 for legal
advisory services rendered,
recorded as Compensation
expense at the fair value
of services provided
Issuance of Common Stock on               --              --          40,000              40              --              --
May 17, 2002 for financial
consulting services
rendered, recorded as
Compensation expense at the
fair value of services
provided
Issuance of Common Stock on               --              --         100,000             100              --              --
May 29, 2002 for corporate
legal services rendered,
recorded as Compensation
expense at the fair value
of services provided
Issuance of Common Stock                  --              --          83,333              83              --              --
net of offering costs at a
price of $0.30 per share on
June 4, 2002 less value of
warrants issued
Issuance of 83,333 warrants to            --              --              --              --              --              --
purchase common stock at an
exercise price of $0.50 per
share on June 4, 2002 in
conjunction with common
share cash sale valued at
$0.05 per warrant
Issuance of Common Stock on               --              --         466,000             466              --              --
June 13, 2002 for corporate
legal services rendered,
recorded as Compensation
expense at the fair value
of services provided
Issuance of Common Stock                  --              --         250,000             250              --              --
less value of warrants
issued, net of offering
costs at a price of
approximately $0.14 per
share on July 2, 2002
Issuance of 250,000 warrants to           --              --              --              --              --              --
purchase common stock at an
exercise price of $0.50 per
share on July 2, 2002 in
conjunction with common
share cash sale valued at
$0.05 per warrant
Issuance of Common Stock on               --              --         100,000             100              --              --
July 9, 2002 for financial
consulting services
rendered, recorded as
Compensation expense at the
fair value of services
provided
Issuance of Common Stock on               --              --          50,000              50              --              --
July 9, 2002 for corporate
public relations and
marketing services
rendered, recorded as
Compensation expense at the
fair value of services
provided
Issuance of Common Stock on               --              --       1,000,000           1,000              --              --
July 15, 2002 for cash upon
exercise of Options at an
exercise Price of $0.08 per
share
Issuance of Common Stock on               --              --         200,000             200              --              --
July 15, 2002 for corporate
legal services rendered,
recorded as Compensation
expense at the fair value
of services provided
Issuance of Common Stock on               --              --         100,000             100              --              --
August 13,2002 for
corporate legal services
rendered, recorded as
Compensation expense at the
fair value of services
provided
Issuance of Common Stock                  --              --          65,790              66              --              --
less value of warrants
issued, net of offering
costs at a price of $0.38
per share on August 22, 2002
Issuance of 65,790 warrants to            --              --              --              --              --              --
purchase common stock at an
exercise price of $0.50 per
share on August 22, 2002 in
conjunction with common
share cash sale valued at
$0.05 per warrant
Issuance of Common Stock on               --              --         200,000             200              --              --
August 27, 2002 for
intellectual property &
product development
services rendered, recorded
as Compensation expense at
the fair value of services
provided

                        COMPOSITE TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
 FOR THE PERIOD FROM MARCH 28, 2001 (INCEPTION) TO SEPTEMBER 30, 2004 - Restated

                                     Deferred      Additional          Deficit           Total
                                   Compensation     Paid-In          Accumulated
                                   Stock Options    Capital          During the
                                                                   Development Stage

Issuance of 750,000 options         (349,500)         349,500              --              --
to a non-employee on March
31,2002 valued at the fair
value of the options granted
Issuance of Common Stock on               --           69,900              --          70,000
April 10, 2002 for
corporate legal services
rendered, recorded as
Compensation expense at the
fair value of services
provided
Issuance of Common Stock on               --          299,250              --         300,000
April 18, 2002 for cash
upon exercise of Options at
an exercise price of $0.40
per share
Issuance of Common Stock on               --          389,000              --         390,000
April 19, 2002 for business
and marketing advisory
services rendered, recorded
as Compensation expense at
the fair vlue of services
provided
Issuance of Common Stock on               --           46,680              --          46,800
April 19, 2002 for legal
advisory services rendered,
recorded as Compensation
expense at the fair value
of services provided
Issuance of Common Stock on               --           15,960              --          16,000
May 17, 2002 for financial
consulting services
rendered, recorded as
Compensation expense at the
fair value of services
provided
Issuance of Common Stock on               --           43,900              --          44,000
May 29, 2002 for corporate
legal services rendered,
recorded as Compensation
expense at the fair value
of services provided
Issuance of Common Stock                  --           20,750              --          20,833
net of offering costs at a
price of $0.30 per share on
June 4, 2002 less value of
warrants issued
Issuance of 83,333 warrants to            --            4,167              --           4,167
purchase common stock at an
exercise price of $0.50 per
share on June 4, 2002 in
conjunction with common
share cash sale valued at
$0.05 per warrant
Issuance of Common Stock on               --           88,074              --          88,540
June 13, 2002 for corporate
legal services rendered,
recorded as Compensation
expense at the fair value
of services provided
Issuance of Common Stock                  --           23,250              --          23,500
less value of warrants
issued, net of offering
costs at a price of
approximately $0.14 per
share on July 2, 2002
Issuance of 250,000 warrants to           --           12,500              --          12,500
purchase common stock at an
exercise price of $0.50 per
share on July 2, 2002 in
conjunction with common
share cash sale valued at
$0.05 per warrant
Issuance of Common Stock on               --           10,900              --          11,000
July 9, 2002 for financial
consulting services
rendered, recorded as
Compensation expense at the
fair value of services
provided
Issuance of Common Stock on               --            5,450              --           5,500
July 9, 2002 for corporate
public relations and
marketing services
rendered, recorded as
Compensation expense at the
fair value of services
provided
Issuance of Common Stock on               --           79,000              --          80,000
July 15, 2002 for cash upon
exercise of Options at an
exercise Price of $0.08 per
share
Issuance of Common Stock on               --           27,800              --          28,000
July 15, 2002 for corporate
legal services rendered,
recorded as Compensation
expense at the fair value
of services provided
Issuance of Common Stock on               --           53,900              --          54,000
August 13,2002 for
corporate legal services
rendered, recorded as
Compensation expense at the
fair value of services
provided
Issuance of Common Stock                  --           21,644              --          21,710
less value of warrants
issued, net of offering
costs at a price of $0.38
per share on August 22, 2002
Issuance of 65,790 warrants to            --            3,290              --           3,290
purchase common stock at an
exercise price of $0.50 per
share on August 22, 2002 in
conjunction with common
share cash sale valued at
$0.05 per warrant
Issuance of Common Stock on               --           69,800              --          70,000
August 27, 2002 for
intellectual property &
product development
services rendered, recorded
as Compensation expense at
the fair value of services
provided

                        COMPOSITE TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
 FOR THE PERIOD FROM MARCH 28, 2001 (INCEPTION) TO SEPTEMBER 30, 2004 - Restated


                                                    Preferred                       Common                       Common
                                                      Stock                          Stock                        Stock
                                                                                                                Committed

                                             Shares           Amount         Shares             Amount

Issuance of Common Stock on                    --                --           50,000               50               --
August 27, 2002 to a financial
consultant for services
rendered, recorded as
Compensation expense at the fair
value of services provided
Issuance of Common Stock on                    --                --          200,000              200               --
August 27, 2002 for financial
consulting services rendered,
recorded as Compensation expense
at the fair value of services
provided
Issuance of Common Stock on                    --                --           18,868               19               --
August 27, 2002 for marketing
services rendered, recorded as
compensation expense at the fair
value of services provided
Issuance of 750,000 options to a               --                --               --               --               --
non-employee on August 27, 2002
valued at the fair value of the
options granted
Issuance of Common Stock on                    --                --          500,000              500               --
September 11, 2002 for
intellectual property & product
development services rendered,
recorded as compensation expense
at the fair value of services
provided
Issuance of Common Stock on                    --                --           17,543               18               --
September 26, 2002 for product
development services rendered,
recorded as compensation expense
at the fair value of services
provided
Issuance of 17,543 Warrants on                 --                --               --               --               --
September 26, 2002 for product
development services rendered,
recorded as compensation expense
and valued at fair value
Issuance of Common Shares, less                --                --          322,242              322               --
value of detachable warrants, in
exchange of forgiveness of notes
payable of $55,000 on September
26, 2002
Issuance of warrants to purchase               --                --               --               --               --
common stock at an exercise
price of $0.50 per share on
September 26, 2002 in
conjunction with shares issued
in exchange of forgiveness of
notes payable at a fair value of
$0.05 per warrant
Issuance of Common Shares, less                --                --          193,055              193               --
value of detachable warrants, in
exchange of forgiveness of
notes payable of $35,000 on
September 26, 2002

Issuance of warrants to purchase               --                --               --               --               --
common stock at an exercise
price of $0.50 per share on
September 26, 2002 in
conjunction with shares issued
in exchange of forgiveness of
notes payable at a fair value of
$0.05 per warrant
Recognition of deferred                        --                --               --               --               --
Compensation expense related to
stock options issued to non-
employees in fiscal 2002
Exchange of Preferred Stock and              (165)               --               --               --               --
Accrued Dividends for Investment
in other companies on September
30, 2002

Preferred Stock Dividends                      --                --               --               --               --
Net Loss                                       --                --               --               --               --
                                            -----            ------       ----------          -------          -------

BALANCE, SEPTEMBER 30, 2002                 1,320            $    1       73,714,929          $73,715          $    --
                                            -----            ------       ----------          -------          -------
Issuance of Common Shares for                  --                --          500,000              500               --
legal counsel on October 18,
2002 at the fair value of
services rendered
Issuance of Common Shares for                  --                --          700,000              700               --
product development and
intellectual property services
on October 18, 2002 at the fair
value of services rendered
Issuance of Common Shares for                  --                --        1,000,000            1,000               --
product development and
intellectual property services
on October 18, 2002 at the fair
value of services rendered
Issuance of Common Shares for                  --                --          250,000              250               --
legal counsel on October 31,
2002 at the fair value of
services rendered
Issuance of Common Shares for                  --                --          500,000              500               --
legal counsel on December 13,
2002 at the fair value of
services rendered
Issuance of Common Shares                      --                --           64,000               64               --
(Series A/B PPM) for cash at a
price of $0.18 per share on
December 20, 2002

                        COMPOSITE TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
 FOR THE PERIOD FROM MARCH 28, 2001 (INCEPTION) TO SEPTEMBER 30, 2004 - Restated

                                                 Common           Deferred      Additional        Deficit             Total
                                                 Stock          Compensation     Paid-In         Accumulated
                                              Subscription      Stock Options    Capital         during the
                                              Receivable                                      Development Stage

Issuance of Common Stock on                       --               --            17,450                --            17,500
August 27, 2002 to a financial
consultant for services
rendered, recorded as
Compensation expense at the fair
value of services provided
Issuance of Common Stock on                       --               --            69,800                --            70,000
August 27, 2002 for financial
consulting services rendered,
recorded as Compensation expense
at the fair value of services
provided
Issuance of Common Stock on                       --               --             6,585                --             6,604
August 27, 2002 for marketing
services rendered, recorded as
compensation expense at the fair
value of services provided
Issuance of 750,000 options to a                  --         (282,750)          282,750               --                --
non-employee on August 27, 2002
valued at the fair value of the
options granted
Issuance of Common Stock on                       --               --           149,500                --           150,000
September 11, 2002 for
intellectual property & product
development services rendered,
recorded as compensation expense
at the fair value of services
provided
Issuance of Common Stock on                       --               --             4,017                --             4,035
September 26, 2002 for product
development services rendered,
recorded as compensation expense
at the fair value of services
provided
Issuance of 17,543 Warrants on                    --               --             3,859                --             3,859
September 26, 2002 for product
development services rendered,
recorded as compensation expense
and valued at fair value
Issuance of Common Shares, less                   --               --            38,566                --            38,888
value of detachable warrants, in
exchange of forgiveness of notes
payable of $55,000 on September
26, 2002
Issuance of warrants to purchase                  --               --            16,112                --            16,112
common stock at an exercise
price of $0.50 per share on
September 26, 2002 in
conjunction with shares issued
in exchange of forgiveness of
notes payable at a fair value of
$0.05 per warrant
Issuance of Common Shares, less                   --               --            25,154                --            25,347
value of detachable warrants, in
exchange of forgiveness of
notes payable of $35,000 on
September 26, 2002

Issuance of warrants to purchase                  --               --             9,653                --             9,653
common stock at an exercise
price of $0.50 per share on
September 26, 2002 in
conjunction with shares issued
in exchange of forgiveness of
notes payable at a fair value of
$0.05 per warrant
Recognition of deferred                           --          868,237                --                --           868,237
Compensation expense related to
stock options issued to non-
employees in fiscal 2002
Exchange of Preferred Stock and                   --               --          (169,098)               --          (169,098)
Accrued Dividends for Investment
in other companies on September
30, 2002

Preferred Stock Dividends                         --               --                --            (5,871)           (5,871)
Net Loss                                          --               --                --        (4,518,082)       (4,518,082)
                                            --------      -----------        ----------       -----------       -----------

BALANCE, SEPTEMBER 30, 2002                 $     --      $(1,234,295)       $5,213,430       $(5,025,625)      $  (972,774)
                                            --------      -----------        ----------       -----------       -----------
Issuance of Common Shares for                     --               --            72,118                --            72,618
legal counsel on October 18,
2002 at the fair value of
services rendered
Issuance of Common Shares for                     --               --           128,075                --           128,775
product development and
intellectual property services
on October 18, 2002 at the fair
value of services rendered
Issuance of Common Shares for                     --               --           144,230                --           145,230
product development and
intellectual property services
on October 18, 2002 at the fair
value of services rendered
Issuance of Common Shares for                     --               --            36,059                --            36,309
legal counsel on October 31,
2002 at the fair value of
services rendered
Issuance of Common Shares for                     --               --            72,120                --            72,620
legal counsel on December 13,
2002 at the fair value of
services rendered
Issuance of Common Shares                         --               --            10,704                --            10,768
(Series A/B PPM) for cash at a
price of $0.18 per share on
December 20, 2002

                        COMPOSITE TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
 FOR THE PERIOD FROM MARCH 28, 2001 (INCEPTION) TO SEPTEMBER 30, 2004 - Restated

                                                  Preferred                       Common                   Common
                                                   Stock                          Stock                     Stock
                                                                                                          Committed

                                             Shares            Amount       Shares         Amount
Issuance of 64,000 Series                      --              --              --              --              --
A warrants in conjunction
with Series A/B PPM on
December 20, 2002 valued at
$0.01/warrant

Issuance of 32,000 Series                      --              --              --              --              --
B warrants in conjunction
with Series A/B PPM on
December 20, 2002 valued at
$0.01/warrant

Issuance of Common Shares                      --              --       1,162,500           1,163              --
Series E for cash at a
price of $0.10 per share on
December 20, 2002 less
value of Series E warrants
issued

Issuance of 1,162,500 Series                   --              --              --              --              --
E warrants in conjunction
with Series E PPM on
December 20, 2002 valued at
$0.058 per warrant


                        COMPOSITE TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
 FOR THE PERIOD FROM MARCH 28, 2001 (INCEPTION) TO SEPTEMBER 30, 2004 - Restated

                                     Common         Deferred      Additional          Deficit         Total
                                     Stock        Compensation     Paid-In          Accumulated
                                   Subscription   Stock Options    Capital          During the
                                    Receivable                                    Development Stage

Issuance of 64,000 Series                  --              --             752              --             752
A warrants in conjunction
with Series A/B PPM on
December 20, 2002 valued at
$0.01/warrant

Issuance of 32,000 Series                  --              --              --              --              --
B warrants in conjunction
with Series A/B PPM on
December 20, 2002 valued at
$0.01/warrant

Issuance of Common Shares                  --              --          47,662              --          48,825
Series E for cash at a
price of $0.10 per share on
December 20, 2002 less
value of Series E warrants
issued

Issuance of 1,162,500 Series               --              --          67,425              --          67,425
E warrants in conjunction
with Series E PPM on
December 20, 2002 valued at
$0.058 per warrant

                        COMPOSITE TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
 FOR THE PERIOD FROM MARCH 28, 2001 (INCEPTION) TO SEPTEMBER 30, 2004 - Restated

                                          Preferred                       Common                Common        Common
                                           Stock                          Stock                  Stock        Stock
                                                                                               Committed    Subscription
                                                                                                             Receivable
                                   Shares            Amount       Shares         Amount
Issuance of Common Shares              --            --             460,000           460            --            --
Series E for cash at a
price of $0.10 per share on
December 31, 2002 less
value of Series E warrants
issued
Issuance of 460,000 Series             --            --                  --            --            --            --
E warrants in conjunction
with Series E PPM on
December 31, 2002 valued at
$0.058 per warrant

                        COMPOSITE TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
 FOR THE PERIOD FROM MARCH 28, 2001 (INCEPTION) TO SEPTEMBER 30, 2004 - Restated

                                      Deferred      Additional          Deficit           Total
                                    Compensation     Paid-In          Accumulated
                                    Stock Options    Capital          During the
                                                                    Development Stage

Issuance of Common Shares                 --        18,860                  --           19,320
Series E for cash at a
price of $0.10 per share on
December 31, 2002 less
value of Series E warrants
issued
Issuance of 460,000 Series                --        26,680                  --           26,680
E warrants in conjunction
with Series E PPM on
December 31, 2002 valued at
$0.058 per warrant

                        COMPOSITE TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
 FOR THE PERIOD FROM MARCH 28, 2001 (INCEPTION) TO SEPTEMBER 30, 2004 - Restated

                                             Preferred                       Common                  Common        Common
                                              Stock                          Stock                    Stock        Stock
                                                                                                    Committed    Subscription
                                                                                                                 Receivable
                                      Shares            Amount       Shares         Amount

Issuance of Common Shares                --              --         310,000             310              --              --
Series E for cash at a
price of $0.10 per share on
January 10, 2003 less value
of Series E warrants issued
Issuance of 310,000 Series               --              --              --              --              --              --
E warrants in conjunction
with Series E PPM on
January 10, 2003 valued at
$0.058 per warrant
Issuance of Common Shares                --              --         480,000             480              --              --
Series E for cash at a
price of $0.10 per share on
February 4, 2003 less value
of Series E warrants issued
Issuance of 480,000 Series E             --              --              --              --              --              --
warrants in conjunction
with Series E PPM on February
4, 2003 valued at $0.058
per warrant

                        COMPOSITE TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
 FOR THE PERIOD FROM MARCH 28, 2001 (INCEPTION) TO SEPTEMBER 30, 2004 - Restated

                                      Deferred      Additional          Deficit           Total
                                    Compensation     Paid-In          Accumulated
                                    Stock Options    Capital          During the
                                                                   Development Stage

Issuance of Common Shares                    --          12,710              --          13,020
Series E for cash at a
price of $0.10 per share on
January 10, 2003 less value
of Series E warrants issued
Issuance of 150,000 Series                   --          17,980              --          17,980
E warrants in conjunction
with Series E PPM on
January 10, 2003 valued at
$0.058 per warrant
Issuance of Common Shares                    --          19,680              --          20,160
Series E for cash at a
price of $0.10 per share on
February 4, 2003 less value
of Series E warrants issued
Issuance of 50,000 Series E                  --          27,840              --          27,840
warrants in conjunction
with Series E PPM on
February 4, 2003 valued at
$0.058 per warrant

                        COMPOSITE TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
 FOR THE PERIOD FROM MARCH 28, 2001 (INCEPTION) TO SEPTEMBER 30, 2004 - Restated

                                             Preferred                       Common                  Common        Common
                                              Stock                          Stock                    Stock        Stock
                                                                                                    Committed    Subscription
                                                                                                                 Receivable
                                      Shares            Amount       Shares         Amount
Issuance of Common Shares                 --              --         300,000             300              --              --
on February 4, 2003 for
repayment of notes and
interest payable
Issuance of Common Shares                 --              --       1,500,000           1,500              --              --
in settlement of litigation
at a value of $0.25 per
share on February 11, 2003
Issuance of Common Shares                 --              --       2,000,000           2,000              --              --
Series H for cash at a
price of $0.175 per share
on February 13, 2003 less
value of Series H warrants
issued
Issuance of 2,000,000 of                  --              --              --              --              --              --
Series H warrants in
conjunction with Series H
PPM on February 13, 2003
valued at $0.103 per warrant
Issuance of Common Shares                 --              --         531,500             531              --              --
Series E for cash at a
price of $0.10 per share on
February 27, 2003 less
value of Series H warrants
issued
Issuance of 531,500 Series E              --              --              --              --              --              --
warrants in conjunction
with Series E PPM on
February 27,2003 valued at
$0.058 per warrant

                        COMPOSITE TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
 FOR THE PERIOD FROM MARCH 28, 2001 (INCEPTION) TO SEPTEMBER 30, 2004 - Restated

                                     Deferred      Additional          Deficit           Total
                                   Compensation     Paid-In          Accumulated
                                   Stock Options    Capital          During the
                                                                  Development Stage
Issuance of Common Shares                    --          42,801              --          43,101
on February 4, 2003 for
repayment of notes and
interest payable
Issuance of Common Shares                    --          92,250              --          93,750
in settlement of litigation
at a value of $0.25 per
share on February 11, 2003
Issuance of Common Shares                    --         142,000              --         144,000
Series H for cash at a
price of $0.175 per share
on February 13, 2003 less
value of Series H warrants
issued
Issuance of 2,000,000 of                     --         206,000              --         206,000
Series H warrants in
conjunction with Series H
PPM on February 13, 2003
valued at $0.103 per warrant
Issuance of Common Shares                    --          21,792              --          22,323
Series E for cash at a
price of $0.10 per share on
February 27, 2003 less
value of Series H warrants
issued
Issuance of 22,500 Series E                  --          30,827              --          30,827
warrants in conjunction
with Series E PPM on
February 27,2003 valued at
$0.058 per warrant

                        COMPOSITE TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
 FOR THE PERIOD FROM MARCH 28, 2001 (INCEPTION) TO SEPTEMBER 30, 2004 - Restated

                                             Preferred                       Common                  Common        Common
                                              Stock                          Stock                    Stock        Stock
                                                                                                    Committed    Subscription
                                                                                                                 Receivable
                                      Shares            Amount       Shares         Amount
Issuance of Common Shares                --              --         750,000             750              --              --
on February 27, 2003 for
offering costs related to
Series E placement at the
fair value of services
provided

                        COMPOSITE TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
 FOR THE PERIOD FROM MARCH 28, 2001 (INCEPTION) TO SEPTEMBER 30, 2004 - Restated

                                        Deferred      Additional          Deficit           Total
                                      Compensation     Paid-In          Accumulated
                                      Stock Options    Capital          During the
                                                                     Development Stage
Issuance of Common Shares                      --         213,000              --         213,750
on February 27, 2003 for
offering costs related to
Series E placement at the
fair value of services
provided

                        COMPOSITE TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
 FOR THE PERIOD FROM MARCH 28, 2001 (INCEPTION) TO SEPTEMBER 30, 2004 - Restated

                                             Preferred                       Common                  Common        Common
                                              Stock                          Stock                    Stock        Stock
                                                                                                    Committed    Subscription
                                                                                                                 Receivable
                                      Shares            Amount       Shares         Amount
Issuance of Common Shares                 --              --       1,200,000            1200              --              --
for business consulting and
strategic marketing on
March 19, 2003 at the fair
value of services rendered
Issuance of Common Shares                 --              --          15,000              15              --              --
for legal counsel on March
19, 2003 at the fair value
of services rendered
Issuance of Common Shares                 --              --         275,000             275              --              --
for business confusing and
strategic marketing on
March 19, 2003 at the fair
value of services rendered
Issuance of Common Shares                 --              --         665,000             665              --              --
for product development
consulting on March 19,
2003 at the fair value of
services rendered
Issuance of Common Shares                 --              --         266,000             266              --              --
for product development
consulting on March 19,
2003 at the fair value of
services rendered
Issuance of Common Shares                 --              --         400,000             400              --              --
for product development
consulting on March 19,
2003 at the fair value of
services rendered
Issuance of Common Shares                 --              --         300,000             300              --              --
for legal counsel on March
19, 2003 at the fair value
of services rendered
Issuance of Common Shares                 --              --         200,000             200              --              --
for legal counsel on March
19, 2003 at the fair value
of services rendered
Issuance of Common Shares                 --              --       1,000,000            1000              --              --
for product development and
intellectual property
services on March 19, 2003
at the fair value of
services rendered
Issuance of Common Shares                 --              --          10,000              10              --              --
Series E for cash at a
price of $0.10 per share on
March 26, 2003 less value
of Series E warrants issued,
Issuance of 10,000 Series E               --              --              --              --              --              --
warrants in conjunction
with Series E PPM on March
26, 2003 valued at $0.058
per warrant
Issuance of Common Shares                 --              --       1,465,500           1,466              --              --
Series H for cash at a
price of $0.25 per share on
March26, 2003 less value of
Series H warrants issued
Issuance of 1,465,500 of                  --              --              --              --              --              --
Series H warrants in
conjunction with Series H
PPM on March 26, 2003
valued at $0.103 per warrant

                        COMPOSITE TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
 FOR THE PERIOD FROM MARCH 28, 2001 (INCEPTION) TO SEPTEMBER 30, 2004 - Restated

                                     Deferred      Additional          Deficit           Total
                                   Compensation     Paid-In          Accumulated
                                   Stock Options    Capital          During the
                                                                  Development Stage
Issuance of Common Shares                    --         598,800              --         600,000
for business consulting and
strategic marketing on
March 19, 2003 at the fair
value of services rendered
Issuance of Common Shares                    --           2,985              --           3,000
for legal counsel on March
19, 2003 at the fair value
of services rendered
Issuance of Common Shares                    --          49,225              --          49,500
for business confusing and
strategic marketing on
March 19, 2003 at the fair
value of services rendered
Issuance of Common Shares                    --         251,858              --         252,523
for product development
consulting on March 19,
2003 at the fair value of
services rendered
Issuance of Common Shares                    --          52,934              --          53,200
for product development
consulting on March 19,
2003 at the fair value of
services rendered
Issuance of Common Shares                    --         151,600              --         152,000
for product development
consulting on March 19,
2003 at the fair value of
services rendered
Issuance of Common Shares                    --         144,936              --         145,236
for legal counsel on March
19, 2003 at the fair value
of services rendered
Issuance of Common Shares                    --          96,624              --          96,824
for legal counsel on March
19, 2003 at the fair value
of services rendered
Issuance of Common Shares                    --         483,120              --         484,120
for product development and
intellectual property
services on March 19, 2003
at the fair value of
services rendered
Issuance of Common Shares                    --             410              --             420
Series E for cash at a
price of $0.10 per share on
March 26, 2003 less value
of Series E warrants issued,
Issuance of 10,000 Series E                  --             580              --             580
warrants in conjunction
with Series E PPM on March
26, 2003 valued at $0.058
per warrant
Issuance of Common Shares                    --         213,963              --         215,429
Series H for cash at a
price of $0.25 per share on
March26, 2003 less value of
Series H warrants issued
Issuance of 33,000 of                        --         150,947              --         150,947
Series H warrants in
conjunction with Series H
PPM on March 26, 2003
valued at $0.103 per warrant

                        COMPOSITE TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
 FOR THE PERIOD FROM MARCH 28, 2001 (INCEPTION) TO SEPTEMBER 30, 2004 - Restated

                                                Preferred                       Common                  Common        Common
                                                 Stock                          Stock                    Stock        Stock
                                                                                                       Committed    Subscription
                                                                                                                    Receivable
                                         Shares            Amount       Shares         Amount
Issuance of 200,000 Series                     --              --              --              --              --              --
H warrants on March 26, 2003
for Series H Financing
Offering Costs valued at the
fair value of the warrants issued
Issuance of Common Shares                      --              --       1,000,000           1,000              --              --
Series I for cash at a
price of $0.25 per share on
April 17, 2003, net of
offering costs

                        COMPOSITE TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
 FOR THE PERIOD FROM MARCH 28, 2001 (INCEPTION) TO SEPTEMBER 30, 2004 - Restated

                                    Deferred      Additional          Deficit           Total
                                   ompensation     Paid-In          Accumulated
                                   tock Options    Capital          During the
                                                                 Development Stage
Issuance of 200,000 Series                    --          20,600              --          20,600
H warrants on March 26, 2003
for Series H Financing
Offering Costs valued at the
fair value of the warrants issued
Issuance of Common Shares                     --          33,000              --          34,000
Series I for cash at a
price of $0.25 per share on
April 17, 2003, net of
offering costs

                        COMPOSITE TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
 FOR THE PERIOD FROM MARCH 28, 2001 (INCEPTION) TO SEPTEMBER 30, 2004 - Restated

                                       Preferred                       Common                  Common        Common
                                        Stock                          Stock                    Stock        Stock
                                                                                              Committed    Subscription
                                                                                                           Receivable
                                  Shares            Amount       Shares         Amount
Issuance of 1,000,000 of                --            --            --            --            --                --
Series I warrants in
conjunction with Series I
PPM on April 17, 2003
valued at $0.191 per warrant
Issuance of Common Shares               --            --       100,000           100            --                --
Series I on April 17. 2003
for offering costs
Issuance of 100,000 of                  --            --            --            --            --                --
Series I warrants in
conjunction with Series I
PPM Offering Costs
on April 17, 2003
valued at $0.191 per warrant
Issuance of Common Shares               --            --        15,900            16            --                --
for product development
consulting on April 17,
2003 at the fair value of
services provided
Issuance of Common Shares               --            --        12,000            12            --                --
for product development
consulting on April 17,
2003 at the fair value of
services provided
Issuance of 250,000 Series              --            --            --            --            --                --
l warrants on April 17,2003
for Product Development
Services provided valued at
the fair value of the
warrants issued
Issuance of 49,999 Series K             --            --            --            --            --                --
warrants on April 17, 2003
for settlement of
litigation valued at the
fair value of the warrants
issued
Issuance of Common Shares               --            --       166,670           167            --                --
Series 0 for cash at a
price of $0.30 per share on
August 11, 2003 less value
of Series H warrants issued
Issuance of 83,335 of                   --            --            --            --            --                --
Series 0 warrants in
conjunction with Series 0
PPM on August 11, 2003
valued at $0.263 per warrant
Issuance of Common Shares               --            --       236,171           236            --                --
for legal counsel on August
11, 2003 at the fair value
of services rendered
Issuance of Common Shares               --            --       500,000           500            --                --
Series N for cash at a
price of $0.25 per share on
August 13, 2003 less value
of Series N warrants issued
Issuance of 500,000 of                   --            --            --            --            --                --
Series N warrants in
conjunction with Series N
PPM on August13, 2003
valued at $0.258 per warrant
Issuance of Common Shares               --            --       400,000           400            --                --
for corporate marketing
consulting on August 20,
2003 at the fair value of
services provided
Issuance of Common Shares               --            --       300,000           300            --                --
for financial service
consulting on August 20,
2003 at the fair value of
services provided

                        COMPOSITE TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
 FOR THE PERIOD FROM MARCH 28, 2001 (INCEPTION) TO SEPTEMBER 30, 2004 - Restated

                                     Deferred      Additional          Deficit           Total
                                   Compensation     Paid-In          Accumulated
                                   Stock Options    Capital          During the
                                                                  Development Stage
Issuance of 1,000,000 of                 --           191,000                --           191,000
Series I warrants in
conjunction with Series I
PPM on April 17, 2003
valued at $0.191 per warrant
Issuance of Common Shares                --             5,800                --             5,900
Series I on April 17. 2003
for offering costs
Issuance of 100,000 of                   --            19,100                --            19,100
Series I warrants in
conjunction with Series I
PPM on April 17, 2003
valued at $0.191 per warrant
Issuance of Common Shares                --             6,662                --             6,678
for product development
consulting on April 17,
2003 at the fair value of
services provided
Issuance of Common Shares                --             5,028                --             5,040
for product development
consulting on April 17,
2003 at the fair value of
services provided
Issuance of 250,000 Series               --            61,250                --            61,250
l warrants on April 17,2003
for Product Development
Services provided valued at
the fair value of the
warrants issued
Issuance of 49,999 Series K              --            11,750                --            11,750
warrants on April 17, 2003
for settlement of
litigation valued at the
fair value of the warrants
issued
Issuance of Common Shares                --            27,916                --            28,083
Series 0 for cash at a
price of $0.30 per share on
August 11, 2003 less value
of Series H warrants issued
Issuance of 83,335 of                    --            21,917                --            21,917
Series 0 warrants in
conjunction with Series 0
PPM on August 11, 2003
valued at $0.263 per warrant
Issuance of Common Shares                --            90,660                --            90,896
for legal counsel on August
11, 2003 at the fair value
of services rendered
Issuance of Common Shares                --                --                --               500
Series N for cash at a
price of $0.25 per share on
August 13, 2003 less value
of Series N warrants issued
Issuance of 500,000 of                    --          124,500                --           124,500
Series N warrants in
conjunction with Series N
PPM on August13, 2003
valued at $0258 per warrant

Issuance of Common Shares                --           660,096                --           660,496
for corporate marketing
consulting on August 20,
2003 at the fair value of
services provided
Issuance of Common Shares                --            67,792                --            68,092
for financial service
consulting on August 20,
2003 at the fair value of
services provided

                        COMPOSITE TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
 FOR THE PERIOD FROM MARCH 28, 2001 (INCEPTION) TO SEPTEMBER 30, 2004 - Restated

                                             Preferred                       Common                  Common        Common
                                              Stock                          Stock                    Stock        Stock
                                                                                                    Committed    Subscription
                                                                                                                 Receivable
                                      Shares            Amount       Shares         Amount
valued at $1.212 per warrant
Issuance of Common Shares               --                --       3,325,000         3,325            --              --
Series P for cash at a
price of $0.40 per share on
September 1, 2003 less
value of Series P warrants
issued
Issuance of 665,000 of                  --                --              --            --            --              --
Series P warrants in
conjunction with Series P
PPM on September 1, 2003
valued at $1.212 per warrant

                        COMPOSITE TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
 FOR THE PERIOD FROM MARCH 28, 2001 (INCEPTION) TO SEPTEMBER 30, 2004 - Restated

                                      Deferred      Additional          Deficit           Total
                                    Compensation     Paid-In          Accumulated
                                    Stock Options    Capital          During the
                                                                   Development Stage

Issuance of Common Shares                 --           520,695             --            524,020
Series P for cash at a
price of $0.40 per share on
September 1, 2003 less
value of Series P warrants
issued
Issuance of 665,000 of                    --           805,980              --           805,980
Series P warrants in
conjunction with Series P
PPM on September 1, 2003
valued at $1.212 per warrant

                        COMPOSITE TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
 FOR THE PERIOD FROM MARCH 28, 2001 (INCEPTION) TO SEPTEMBER 30, 2004 - Restated

                                             Preferred                       Common                  Common        Common
                                              Stock                          Stock                    Stock        Stock
                                                                                                    Committed    Subscription
                                                                                                                 Receivable
                                      Shares            Amount       Shares         Amount
Issuance of Common Shares                --              --          88,462             88              --              --
for cash at a price of
$0.65 per share on
September 3, 2003
Issuance of Common Shares                --              --          27,778             28              --              --
for cash at a price of
$0.65 per share on
September 4, 2003

Issuance of Common Shares                --              --         195,000            195              --              --
for cash at a price of $1
per share on September 19,
2003

Offering costs paid in cash              --              --              --             --              --              --
Issuance of Common Shares                --              --         263,829            264              --              --
for legal counsel on
September 25, 2003 at the
fair value of services
rendered
Issuance of Common Shares                --              --          80,000             80              --              --
for product development
consulting on September 25,
2003 at the fair value of
services provided
Issuance of Common Shares                --              --         100,000            100              --              --
for product development
consulting on September 25,
2003 at the fair value of
services provided
Issuance of Common Shares                --              --          50,000             50              --              --
for product development
consulting on September 25,
2003 at the fair value of
services provided
Issuance of Common Shares                --              --          25,000             25              --              --
for product development
consulting on September 25,
2003 at the fair value of
services provided
Issuance of Common Shares                --              --         500,000            500              --              --
and detachable Series I
warrants for cash at a price of
$0.25 per share on September
30, 2003, less fair value of
warrants issued
Issuance of 500,000                      --              --              --             --              --              --
Series I warrants in
conjunction with Series I
PPM Subscription valued
at $0.191 per warrant
issued on September
30, 2003
Issuance of Common                       --              --       4,400,000          4,400              --        (259,600)
Shares and detachable
Series I warrants on
September 30, 2003
pursuant to a subscription
agreement
Issuance of 4,400,000                    --              --              --             --              --        (840,400)
Series I warrants in
conjunction with Series I
PPM Subscription valued
at $0.191 per warrant
issued on September
30, 2003

Common Stock
Committed for:

Cash purchase of Series P                --              --              --             --         100,000              --
PPM
Exercise of options                      --              --              --             --          15,000              --
Exercise of Series E                     --              --              --             --          79,375              --
warrants
Recognition of deferred                  --              --              --             --              --              --
Compensation expense
related to vesting stock
options issued to
non-employees in fiscal 2002
Subscription Receivable                  --              --              --             --              --         (50,000)

                        COMPOSITE TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
 FOR THE PERIOD FROM MARCH 28, 2001 (INCEPTION) TO SEPTEMBER 30, 2004 - Restated

                                        Deferred      Additional          Deficit           Total
                                      Compensation     Paid-In          Accumulated
                                      Stock Options    Capital          During the
                                                                     Development Stage

Issuance of Common Shares                     --         57,412               --           57,500
for cash at a price of
$0.65 per share on
September 3, 2003
Issuance of Common Shares                     --         24,972               --           25,000
for cash at a price of
$0.65 per share on
September 4, 2003

Issuance of Common Shares                     --        194,805               --          195,000
for cash at a price of $1
per share on September 19,
2003

Offering costs paid in cash                   --       (251,350)              --         (251,350)
Issuance of Common Shares                     --        490,193               --          490,457
for legal counsel on
September 25, 2003 at the
fair value of services
rendered
Issuance of Common Shares                     --        153,520               --          153,600
for product development
consulting on September 25,
2003 at the fair value of
services provided
Issuance of Common Shares                     --        191,900               --          192,000
for product development
consulting on September 25,
2003 at the fair value of
services provided
Issuance of Common Shares                     --         95,950               --           96,000
for product development
consulting on September 25,
2003 at the fair value of
services provided
Issuance of Common Shares                     --         47,975               --           48,000
for product development
consulting on September 25,
2003 at the fair value of
services provided
Issuance of Common Shares                     --         29,000               --           29,500
and detachable Series I
warrants for cash at a price of
$0.25 per share on September
30, 2003, less fair value of
warrants issued
Issuance of 500,000                           --         95,500               --           95,500
Series I warrants in
conjunction with Series I
PPM Subscription valued
at $0.191 per warrant
issued on September
30, 2003
Issuance of Common                            --        255,200               --               --
Shares and detachable
Series I warrants on
September 30, 2003
pursuant to a subscription
agreement
Issuance of 4,400,000                          --        840,400               --               --
Series I warrants in
conjunction with Series I
PPM Subscription valued
at $0.191 per warrant
issued on September
30, 2003

Common Stock
Committed for:

Cash purchase of Series P                     --             --               --          100,000
PPM
Exercise of options                           --             --               --           15,000
Exercise of Series E                          --             --               --           79,375
warrants
Recognition of deferred                  572,549             --               --          572,549
Compensation expense
related to vesting stock
options issued to
non-employees in fiscal 2002
Subscription Receivable                       --             --               --          (50,000)

                        COMPOSITE TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
 FOR THE PERIOD FROM MARCH 28, 2001 (INCEPTION) TO SEPTEMBER 30, 2004 - Restated

                                             Preferred                       Common                  Common        Common
                                              Stock                          Stock                    Stock        Stock
                                                                                                    Committed    Subscription
                                                                                                                 Receivable
                                      Shares            Amount       Shares         Amount

Preferred Stock converted              (320)             --        207,576             208              --              --
to Common Stock on April
17, 2003

Preferred Stock Dividends                --              --             --              --              --              --
Net Loss                                 --              --             --              --              --              --
                                    -----------   -----------  -------------     -----------     -----------    -----------
BALANCE, SEPTEMBER 30, 2003           1,000            $  1    $ 102,012,815     $ 102,014       $  194,375     $(1,150,000)
                                    -----------   -----------  -------------     -----------     -----------    -----------
Cancellation on October 15,              --              --     (4,400,000)         (4,400)             --         259,600
2003 of Series I PPM Common
Shares previously issued
under Subscription
Receivable agreement
Cancellation on October 15,              --              --             --              --              --         840,400
2003 of 4,400,000 Series I
PPM warrants previously
issued under Subscription
Receivable agreement
Issuance of Common Shares                --              --        350,000             350              --              --
Series P for cash at a
price of $0.40 on October
20, 2003 less value of
Series H warrants issued
Issuance of 70,000 of                    --              --             --              --              --              --
Series P warrants in
conjunction with Series P
PPM on October 20, 2003
valued at $1.212 per warrant
Issuance of Common Shares                --              --         60,000              60         (15,000)             --
on November 10, 2003 for
exercises of options for
cash at price of $0.25 per
share
Issuance of Common Shares                --              --        200,000             200              --              --
on November 17, 2003 for
legal counsel valued at the
fair value of services
rendered
Issuance of Common Shares                --              --         89,360              88              --              --
for cash at a price of
$1.40 per share on November
18, 2003

Issuance of Common Shares                --              --        250,000             250         (39,400)             --
Series P for cash at a
price of $0.40 on December
1, 2003 less value of
Series P warrants Issued
Issuance of 50,000 of                    --              --             --              --         (60,600)             --
Series P warrants in
conjunction with Series P
PPM on December 1, 2003
valued al $1.212 per warrant

                        COMPOSITE TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
 FOR THE PERIOD FROM MARCH 28, 2001 (INCEPTION) TO SEPTEMBER 30, 2004 - Restated

                                        Deferred      Additional          Deficit           Total
                                      Compensation     Paid-In          Accumulated
                                     Stock Options    Capital          During the
                                                                     Development Stage

Preferred Stock converted                     --            (208)             --              --
to Common Stock on April
17, 2003

Preferred Stock Dividends                     --              --         (20,000)        (20,000)
Net Loss                                      --              --      (6,751,252)     (6,751,252)
                                       ---------     -----------    ------------        --------
BALANCE, SEPTEMBER 30, 2003            $(661,746)    $13,761,991    $(11,796,877)       $449,758
                                       ---------     -----------    ------------        --------
Cancellation on October 15,                   --        (255,200)             --              --
2003 of Series I PPM Common
Shares previously issued
under Subscription
Receivable agreement
Cancellation on October 15,                   --        (840,400)             --              --
2003 of 4,400,000 Series I
PPM warrants previously
issued under Subscription
Receivable agreement
Issuance of Common Shares                     --          54,810              --          55,160
Series P for cash at a
price of $0.40 on October
20, 2003 less value of
Series H warrants issued
Issuance of 70,000 of                         --          84,840              --          84,840
Series P warrants in
conjunction with Series P
PPM on October 20, 2003
valued at $1.212 per warrant
Issuance of Common Shares                     --          14,940              --              --
on November 10, 2003 for
exercises of options for
cash at price of $0.25 per
share
Issuance of Common Shares                     --         382,800              --         383,000
on November 17, 2003 for
legal counsel valued at the
fair value of services
rendered
Issuance of Common Shares                     --         125,016              --         125,104
for cash at a price of
$1.40 per share on November
18, 2003

Issuance of Common Shares                     --          39,150              --              --
Series P for cash at a
price of $0.40 on December
1, 2003 less value of
Series P warrants Issued
Issuance of 20,000 of                         --          60,600              --              --
Series P warrants in
conjunction with Series P
PPM on December 1, 2003
valued al $1.212 per warrant

                        COMPOSITE TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
 FOR THE PERIOD FROM MARCH 28, 2001 (INCEPTION) TO SEPTEMBER 30, 2004 - Restated

                                          Preferred                       Common                  Common        Common
                                            Stock                          Stock                    Stock        Stock
                                                                                                  Committed    Subscription
                                                                                                               Receivable
                                    Shares            Amount       Shares         Amount

Issuance of Common Shares              --                  --      2,400,000         2,400            --            --
December Series for cash at
a price of $1.25 on
December 12, 2003 less
value of warrants issued
Issuance of 1,200,000 of               --                  --            --            --            --            --
December warrants in
conjunction with December
Series PPM on December 12,
2003 valued at $1.212 per
warrant
Issuance of Common Stock on            --                  --       140,160           140            --            --
December 22, 2003 in
exchange for facility rents
valued at fair market value
Issuance of Common Shares              --                  --       193,055           193            --            --
on December 23, 2003 for
exercises of Warrants for
cash at an exercise price
of $0.50 per share
Issuance of Common Shares              --                  --       272,500           272            --            --
on December 23, 2003 for
exercises of Series E
Warrants for cash at an
exercise price of $0.25 per
share

                        COMPOSITE TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
 FOR THE PERIOD FROM MARCH 28, 2001 (INCEPTION) TO SEPTEMBER 30, 2004 - Restated

                                       Deferred      Additional          Deficit           Total
                                      Compensation     Paid-In          Accumulated
                                     Stock Options    Capital          During the
                                                                     Development Stage
Issuance of Common Shares                   --        1,543,200                  --         1,545,600
December Series for cash at
a price of $1.25 on
December 12, 2003 less
value of warrants issued
Issuance of 1,200,000 of                    --         1,454,400                  --        1,454,400
December warrants in
conjunction with December
Series PPM on December 12,
2003 valued at $1.212 per
warrant
Issuance of Common Stock on                 --          147,028                  --          147,168
December 22, 2003 in
exchange for facility rents
valued at fair market value
Issuance of Common Shares                   --           96,335                  --           96,528
on December 23, 2003 for
exercises of Warrants for
cash at an exercise price
of $0.50 per share
Issuance of Common Shares                   --           67,853                  --           68,125
on December 23, 2003 for
exercises of Series E
Warrants for cash at an
exercise price of $0.25 per
share

                        COMPOSITE TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
 FOR THE PERIOD FROM MARCH 28, 2001 (INCEPTION) TO SEPTEMBER 30, 2004 - Restated

                                             Preferred                       Common                  Common        Common
                                              Stock                          Stock                    Stock        Stock
                                                                                                    Committed    Subscription
                                                                                                                 Receivable
                                      Shares            Amount       Shares         Amount

Issuance of Common Shares                --              --          20,000              20              --              --
on December 23, 2003 for
exercises of Series H
Warrants for cash at an
exercise price of $0.50 per
share
Fair value of 54,500 Series              --              --              --              --              --              --
R warrants issued on
December 23, 2003 to
compensate for early
exercise of Series E warrant
Fair value of 4,000 Series               --              --              --              --              --              --
R warrants issued on
December 23, 2003 to
compensate for early
exercise of Series H warrant
Cancellation of shares on                --              --         (34,000)            (34)             --              --
January 7, 2004 previously
issued as an exercise of
Series B warrants
Issuance of Common Shares                --              --          44,318              44              --              --
on January 14, 2004
pursuant to cashless
exercise of stock options
net of 5,682 shares
repurchased
Common shares issued in              (1,000)             (1)        107,631             107              --              --
exchange for Preferred B
stock on January 14, 2004
Issuance of Common Shares                --              --          30,238              31              --              --
on January 25, 2004 for
construction improvement
services valued at the fair
value of services rendered
Issuance of Common Shares                --              --          28,643              29              --              --
on January 25, 2004 for
construction improvement
services valued at the fair
value of services rendered
Issuance of Common Shares                --              --         120,765             121              --              --
on January 29, 2004
pursuant to stock option
vesting settlement
Issuance of Common Shares                --              --           8,849               9              --              --
on February 28, 2004
pursuant to cashless
exercise of stock options,
net of 5,651 shares
repurchased
Issuance of Common Shares                --              --         837,500             837         (76,875)             --
on March 17, 2004 for
exercises of Series E
Warrants for cash at an
exercise price of $0.25 per
share

                        COMPOSITE TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
 FOR THE PERIOD FROM MARCH 28, 2001 (INCEPTION) TO SEPTEMBER 30, 2004 - Restated

                                      Deferred      Additional         Deficit         Total
                                    Compensation     Paid-In         Accumulated
                                    Stock Options    Capital         During the
                                                                  Development Stage

Issuance of Common Shares                   --          9,980              --         10,000
on December 23, 2003 for
exercises of Series H
Warrants for cash at an
exercise price of $0.50 per
share
Fair value of 54,500 Series                 --         98,864              --         98,864
R warrants issued on
December 23, 2003 to
compensate for early
exercise of Series E warrant
exercise of Series H warrant
Fair value of 4,000 Series                  --          7,256              --          7,256
R warrants issued on
December 23, 2003 to
compensate for early
exercise of Series H warrant
Cancellation of shares on                   --         (6,086)             --         (6,120)
January 7, 2004 previously
issued as an exercise of
Series B warrants
Issuance of Common Shares                   --            (44)             --             --
on January 14, 2004
pursuant to cashless
exercise of stock options
net of 5,682 shares
repurchased
Common shares issued in                     --           (107)         45,395         45,394
exchange for Preferred B
stock on January 14, 2004
Issuance of Common Shares                   --         33,434              --         33,465
on January 25, 2004 for
construction improvement
services valued at the fair
value of services rendered
Issuance of Common Shares                   --         31,672              --         31,701
on January 25, 2004 for
construction improvement
services valued at the fair
value of services rendered
Issuance of Common Shares                   --           (121)             --             --
on January 29, 2004
pursuant to stock option
vesting settlement
Issuance of Common Shares                   --             (9)             --             --
on February 28, 2004
pursuant to cashless
exercise of stock options,
net of 5,651 shares
repurchased
Issuance of Common Shares                   --        208,538              --        132,500
on March 17, 2004 for
exercises of Series E
Warrants for cash at an
exercise price of $0.25 per
share

                        COMPOSITE TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
 FOR THE PERIOD FROM MARCH 28, 2001 (INCEPTION) TO SEPTEMBER 30, 2004 - Restated

<CAPTION >
                                             Preferred                            Common                  Common
                                              Stock                               Stock                    Stock
                                                                                                         Committed

                                      Shares            Amount          Shares           Amount
Issuance of Common Shares                 --               --           40,000               40               --
on March 17, 2004 for
exercises of Series H
Warrants for cash at an
exercise price of $0.50 per
share
Issuance of Common Shares                 --               --           50,000               50               --
On March 17, 2004 for
exercises of options for
cash at a price of $0.25
per share
Issuance of Common Shares                 --               --          150,000              150               --
for partial payment of
equipment purchased  on
March 17, 2004 at the fair
value of services rendered
Issuance of Common Shares                 --               --          120,000              120               --
on April 1, 2004 for
exercises of options for
cash at price of $0.25 per
share
Issuance of Common Shares                 --               --          250,000              250               --
on June 7, 2004 for legal
counsel valued at the fair
value of services rendered
Issuance of Common Shares                 --               --          250,000              250               --
for product development and
intellectual property
services on June 7, 2004 at
the fair value of services
rendered
Issuance of Common Shares                 --               --           54,400               54               --
on June 16, 2004 pursuant
to cashless exercise of
stock options, net of
20,600 shares repurchased
Issuance of Common Shares                 --               --        1,000,000            1,000               --
on June 24, 2004 for
exercises of Warrants for
cash at a price of $0.50
per share
Induced conversion of                     --               --               --               --               --
warrants exercised on June
24, 2004 related to
Securities Purchase
Agreement

                        COMPOSITE TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
 FOR THE PERIOD FROM MARCH 28, 2001 (INCEPTION) TO SEPTEMBER 30, 2004 - Restated

                                            Common          Deferred      Additional          Deficit           Total
                                            Stock         Compensation     Paid-In          Accumulated
                                          Subscription    Stock Options    Capital          During the
                                          Receivable                                    Development Stage

Issuance of Common Shares                      --               --           19,960                --           20,000
on March 17, 2004 for
exercises of Series H
Warrants for cash at an
exercise price of $0.50 per
share
Issuance of Common Shares                      --               --           12,450                --           12,500
On March 17, 2004 for
exercises of options for
cash at a price of $0.25
per share
Issuance of Common Shares                      --               --          236,850                --          237,000
for partial payment of
equipment purchased  on
March 17, 2004 at the fair
value of services rendered
Issuance of Common Shares                      --               --           29,880                --           30,000
on April 1, 2004 for
exercises of options for
cash at price of $0.25 per
share
Issuance of Common Shares                      --               --          337,250                --          337,500
on June 7, 2004 for legal
counsel valued at the fair
value of services rendered
Issuance of Common Shares                      --               --          337,250                --          337,500
for product development and
intellectual property
services on June 7, 2004 at
the fair value of services
rendered
Issuance of Common Shares                      --               --              (54)               --               --
on June 16, 2004 pursuant
to cashless exercise of
stock options, net of
20,600 shares repurchased
Issuance of Common Shares                      --               --          499,000                --          500,000
on June 24, 2004 for
exercises of Warrants for
cash at a price of $0.50
per share
Induced conversion of                          --               --        1,433,880                --        1,433,880
warrants exercised on June
24, 2004 related to
Securities Purchase
Agreement

                        COMPOSITE TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
 FOR THE PERIOD FROM MARCH 28, 2001 (INCEPTION) TO SEPTEMBER 30, 2004 - Restated

                                             Preferred                       Common                  Common        Common
                                              Stock                          Stock                    Stock        Stock
                                                                                                    Committed    Subscription
                                                                                                                 Receivable
                                      Shares            Amount       Shares         Amount

Issuance of Common Shares                --              --          40,000              40              --              --
for product development
services on July 16, 2004
at the fair value of
services rendered
Issuance of Common Shares                --              --          30,000              30              --              --
for marketing and
advertising services on
July 16, 2004 at the fair
value of services rendered
Issuance of Common Shares                --              --         200,000             200              --              --
for business advisory
services on July 16, 2004
at the fair value of
services rendered
Issuance of Common Shares                --              --         500,000             500              --              --
for marketing and PR
services on July 16, 2004
at the fair value of
services rendered
Issuance of Common Shares                --              --          20,000              20              --              --
for legal advisory services
on July 16, 2004 at the
fair value of services
rendered
Issuance of 120,000                      --              --              --              --              --              --
warrants on July 16, 2004
for services related to
December 2003 offering
valued at the fair value of
the warrants granted
Issuance of Common Shares                --              --         575,000             575              --              --
on July 19, 2004 in
exchange for settlement of
litigation at market value
of $1 per share
Issuance of Common Shares                --              --         150,000             150              --              --
on July 20, 2004 for
exercises of Series E
Warrants for cash at an
exercise price of $0.25 per
share
Issuance of Common Shares                --              --       2,000,000           2,000              --              --
on July 28, 2004 for
exercises of Series H
Warrants for cash at an
exercise price of $0.50 per
share
Issuance of Common Shares                --              --          80,000              80              --              --
on August 3, 2004 for
exercises of Series H
Warrants for cash at an
exercise price of $0.50 per
share
Issuance of Common Shares                --              --         147,500             148              --              --
on August 4, 2004 for
exercises of Series E
Warrants for cash at an
exercise price of $0.25 per
share
Issuance of Common Shares                --              --         210,000             210              --              --
on August 10, 2004 for
exercises of Series E
Warrants for cash at an
exercise price of $0.25 per
share
Issuance of Common Shares                --              --         600,000             600              --              --
on August 10, 2004 for
exercises of Series H
Warrants for cash at an
exercise price of $0.50 per
share
Issuance of Common Shares                --              --         140,000             140              --              --
on August 11, 2004 for
exercises of options for
cash at a price of $0.25
per share
Issuance of Common Shares                --              --          50,000              50              --              --
on August 13, 2004 for
exercises of Series E
Warrants for cash at an
exercise price of $0.25 per
share

                        COMPOSITE TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
 FOR THE PERIOD FROM MARCH 28, 2001 (INCEPTION) TO SEPTEMBER 30, 2004 - Restated

                                            Deferred      Additional            Deficit           Total
                                          Compensation     Paid-In            Accumulated
                                          Stock Options    Capital            During the
                                                                           Development Stage

Issuance of Common Shares                       --          39,960                  --              40,000
for product development
services on July 16, 2004
at the fair value of
services rendered
Issuance of Common Shares                       --          29,970                  --              30,000
for marketing and
advertising services on
July 16, 2004 at the fair
value of services rendered
Issuance of Common Shares                       --         199,800                  --             200,000
for business advisory
services on July 16, 2004
at the fair value of
services rendered
Issuance of Common Shares                       --         499,500                  --             500,000
for marketing and PR
services on July 16, 2004
at the fair value of
services rendered
Issuance of Common Shares                       --          19,980                  --              20,000
for legal advisory services
on July 16, 2004 at the
fair value of services
rendered
Issuance of 120,000                             --         153,207                  --             153,207
warrants on July 16, 2004
for services related to
December 2003 offering
valued at the fair value of
the warrants granted
Issuance of Common Shares                       --         574,425                  --             575,000
on July 19, 2004 in
exchange for settlement of
litigation at market value
of $1 per share
Issuance of Common Shares                       --          37,350                  --              37,500
on July 20, 2004 for
exercises of Series E
Warrants for cash at an
exercise price of $0.25 per
share
Issuance of Common Shares                       --         998,000                  --           1,000,000
on July 28, 2004 for
exercises of Series H
Warrants for cash at an
exercise price of $0.50 per
share
Issuance of Common Shares                       --          39,920                  --              40,000
on August 3, 2004 for
exercises of Series H
Warrants for cash at an
exercise price of $0.50 per
share
Issuance of Common Shares                       --          48,602                  --              48,750
on August 4, 2004 for
exercises of Series E
Warrants for cash at an
exercise price of $0.25 per
share
Issuance of Common Shares                       --          52,290                  --              52,500
on August 10, 2004 for
exercises of Series E
Warrants for cash at an
exercise price of $0.25 per
share
Issuance of Common Shares                       --         299,400                  --             300,000
on August 10, 2004 for
exercises of Series H
Warrants for cash at an
exercise price of $0.50 per
share
Issuance of Common Shares                       --          34,860                  --              35,000
on August 11, 2004 for
exercises of options for
cash at a price of $0.25
per share
Issuance of Common Shares                       --          12,450                  --              12,500
on August 13, 2004 for
exercises of Series E
Warrants for cash at an
exercise price of $0.25 per
share

                        COMPOSITE TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
 FOR THE PERIOD FROM MARCH 28, 2001 (INCEPTION) TO SEPTEMBER 30, 2004 - Restated

                                                Preferred                       Common                       Common
                                                 Stock                          Stock                         Stock
                                                                                                            Committed

                                         Shares            Amount       Shares            Amount

Issuance of Common Shares                 --               --           35,000                35                --
on August 13, 2004 for
exercises of Series H
Warrants for cash at an
exercise price of $0.50 per
share
Issuance of 1,726,973 $1.75               --               --               --                --                --
Debenture warrants pursuant
to the $15MM debenture
offering recorded as long
term debt discount
Issuance of 1,726,973 $1.82               --               --               --                --                --
Debenture warrants pursuant
to the $15MM debenture
offering recorded as long
term debt discount
Cancellation on August 19,                --               --         (150,000)             (150)               --
2004 of Common Shares
previously issued for
business consulting
services on March 17, 2004
Issuance of Common Shares                 --               --          380,000               380                --
on August 19, 2004 for
exercises of Series H
Warrants for cash at an
exercise price of $0.50 per
share
Issuance of Common Shares                 --               --          430,000               430                --
On August 20, 2004 for
exercises of Series H
Warrants for cash at an
exercise price of $0.50 per
share
Issuance of Common Shares                 --               --           40,000                40                --
on Aug 25, 2004 for
exercises of Series E
Warrants for cash at an
exercise price of $0.25 per
share

                        COMPOSITE TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
 FOR THE PERIOD FROM MARCH 28, 2001 (INCEPTION) TO SEPTEMBER 30, 2004 - Restated

                                     Common         Deferred      Additional          Deficit              Total
                                     Stock        Compensation     Paid-In          Accumulated
                                   Subscription   Stock Options    Capital          During the
                                   Receivable                                    Development Stage


Issuance of Common Shares                  --               --           17,465               --           17,500
on August 13, 2004 for
exercises of Series H
Warrants for cash at an
exercise price of $0.50 per
share
Issuance of 1,726,973 $1.75                --               --        3,231,972                --        3,231,972
Debenture warrants pursuant
to the $15MM debenture
offering recorded as long
term debt discount
Issuance of 1,726,973                      --               --        3,132,091                --        3,132,091
Debenture warrants pursuant
to the $15MM debenture
offering recorded as long
term debt discount
Cancellation on August 19,                 --               --         (236,850)               --         (237,000)
2004 of Common Shares
previously issued for
business consulting
services on March 17, 2004
Issuance of Common Shares                  --               --          189,620                --          190,000
on August 19, 2004 for
exercises of Series H
Warrants for cash at an
exercise price of $0.50 per
share
Issuance of Common Shares                  --               --          214,750                --          215,000
On August 20, 2004 for
exercises of Series H
Warrants for cash at an
exercise price of $0.50 per
share
Issuance of Common Shares                  --               --            9,960                --           10,000
on Aug 25, 2004 for
exercises of Series E
Warrants for cash at an
exercise price of $0.25 per
share

                        COMPOSITE TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
 FOR THE PERIOD FROM MARCH 28, 2001 (INCEPTION) TO SEPTEMBER 30, 2004 - Restated

                                             Preferred                      Common                Common        Common
                                              Stock                         Stock                  Stock        Stock
                                                                                                 Committed    Subscription
                                                                                                               Receivable
                                      Shares           Amount       Shares         Amount

Issuance of Common Shares                 --             --         33,000             33             --             --
on August 25, 2004 for
exercises of Series H
Warrants for cash at an
exercise price of $0.50 per
share
Issuance of Common Shares                 --             --         11,325             12             --             --
on August 25, 2004 pursuant
to cashless exercises
of16,667 Series K warrants
for $0.50 Per share net of
5,342 shares repurchased
Issuance of Common Shares                 --             --        250,000            250             --             --
for business and legal
consulting services on
August 27, 2004 at the fair
value of services rendered
Issuance of Common Shares                 --             --        100,000            100             --             --
on August 27, 2004 in
exchange for settlement of
litigation at market value
of $1.64 per share
Issuance of Common Shares                 --             --        114,373            114             --             --
for product development and
intellectual property
services on August 31, 2004
at the fair value of
services rendered
Issuance of 17,000 Series S               --             --             --             --             --             --
warrants on September 13,
2004 for public relations
services valued at the fair
value of the warrants
granted
Issuance of 115,000 Series                --             --             --             --             --             --
S warrants on September 13,
2004 for public relations
services valued at the fair
value of the warrants
granted
Issuance of 150,000 Series                --             --             --             --             --             --
S warrants on September 13,
2004 for services related
to marketing and business
advisory services valued at
the fair value of the
warrants granted

Issuance of 30,000 Series S               --             --             --             --             --             --
warrants on September 13,
2004 for services related
to settle an outstanding
dispute existing prior to
fiscal 2001 valued at the
fair value of the warrants
granted

Issuance of 115,000 Series                --             --             --             --             --             --
S warrants on September 13,
2004 for radio advertising
and promotional services
valued at the fair value
of the warrants granted

Issuance of 250,000 Series                --             --             --             --             --             --
S warrants on September 13,
2004 for services related
to intl sales and marketing
efforts valued al the fair
value of the warrants
granted
Issuance of 300,000 Series                --             --             --             --             --             --
S warrants on September 13,
2004 for product marketing
and strategic growth
consulting valued at the
fair value of the
warrants granted

Issuance of 450,000 Series                --             --             --             --             --             --
S warrants on September 13,
2004 for services related
to business development and
marketing services at the
fair value of the warrants
granted
Issuance of 160,000 Series T              --             --             --             --             --             --
warrants on September 13,
2004 for services related
to capital lease financing
costs valued at the fair
value of the warrants granted

Issuance of 500,000 Series                --             --             --             --             --             --
U warrants of September 13,
2004 for services related
to debenture financing
costs valued at the fair
value of the warrants granted

                        COMPOSITE TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
 FOR THE PERIOD FROM MARCH 28, 2001 (INCEPTION) TO SEPTEMBER 30, 2004 - Restated

                                          Deferred      Additional        Deficit         Total
                                        Compensation     Paid-In        Accumulated
                                        Stock Options    Capital        During the
                                                                      Development Stage


Issuance of Common Shares                      --         16,467              --         16,500
on August 25, 2004 for
exercises of Series H
Warrants for cash at an
exercise price of $0.50 per
share
Issuance of Common Shares                      --            (12)             --             --
on August 25, 2004 pursuant
to cashless exercises
of16,667 Series K warrants
for $0.50 Per share net of
5,342 shares repurchased
Issuance of Common Shares                      --        409,750              --        410,000
for business and legal
consulting services on
August 27, 2004 at the fair
value of services rendered
Issuance of Common Shares                      --        163,900              --        164,000
on August 27, 2004 in
exchange for settlement of
litigation at market value
of $1.64 per share
Issuance of Common Shares                      --        254,766              --        254,880
for product development and
intellectual property
services on August 31, 2004
at the fair value of
services rendered
Issuance of 17,000 Series S                    --         10,941              --         10,941
warrants on September 13,
2004 for public relations
services valued at the fair
value of the warrants
granted
Issuance of 115,000 Series                     --         74,011              --         74,011
S warrants on September 13,
2004 for public relations
services valued at the fair
value of the warrants
granted
Issuance of 150,000 Series                     --         96,536              --         96,536
S warrants on September 13,
2004 for services related
to marketing and business
advisory services valued at
the fair value of the
warrants granted

Issuance of 30,000 Series S                    --         19,307              --         19,307
warrants on September 13,
2004 for services related
to settle an outstanding
dispute existing prior to
fiscal 2001 valued at the
fair value of the warrants
granted

Issuance of 115,000 Series                     --         74,011              --         74,011
S warrants on September 13,
2004 for radio advertising
and promotional services
valued at the fair value
of the warrants granted

Issuance of 250,000 Series                     --        160,893              --        160,893
S warrants on September 13,
2004 for services related
to intl sales and marketing
efforts valued al the fair
value of the warrants
granted
Issuance of 300,000 Series                     --        193,071              --        193,071
S warrants on September 13,
2004 for product marketing
and strategic growth
consulting valued at the
fair value of the
warrants granted

Issuance of 450,000 Series                     --        289,605              --        289,605
S warrants on September 13,
2004 for services related
to business development and
marketing services at the
fair value of the warrants
granted
Issuance of 160,000 Series T                   --        105,915              --        105,915
warrants on September 13,
2004 for services related
to capital lease financing
costs valued at the fair
value of the warrants granted

Issuance of 500,000 Series                     --        615,012            --          615,012
U warrants of September 13,
2004 for services related
to debenture financing
costs valued at the fair
value of the warrants
granted


                        COMPOSITE TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
 FOR THE PERIOD FROM MARCH 28, 2001 (INCEPTION) TO SEPTEMBER 30, 2004 - Restated

                                             Preferred                       Common                  Common        Common
                                              Stock                          Stock                    Stock        Stock
                                                                                                    Committed    Subscription
                                                                                                                 Receivable
                                      Shares            Amount       Shares         Amount

Issuance of Common Shares                --              --         120,000             120              --               --
on August 31, 2004 for
exercises of Series E
Warrants for cash at an
exercise price of $0.25 per
share
Issuance of Common Shares                --              --          80,000              80              --               --
On September, 21 2004 for
exercises of Series E
Warrants for cash at an
exercise price of $0.25 per
share
Issuance of Common Shares                --              --           8,888               9              --               --
On September, 30, 2004
pursuant to cashless
exercise of stock options,
net of 11,112 shares
repurchased
Compensation Expense                     --              --              --              --              --               --
related to modification of
option terms
Recognition of deferred                  --              --              --              --              --               --
Compensation expense
related to vesting stock
options issued to
non-employees in fiscal
2002

Committed Stock Adjustment               --              --              --              --          (2,500)          50,000
Offering Costs paid in cash              --              --              --              --              --               --
Net Loss                                 --              --              --              --              --               --
                                     ---------        --------  -----------        ---------        -------           ------
BALANCE, SEPTEMBER 30, 2004              --           $  --     110,841,320        $110,841         $    --           $   --
                                     =========        ========  ===========        =========        =======           ======

                        COMPOSITE TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
 FOR THE PERIOD FROM MARCH 28, 2001 (INCEPTION) TO SEPTEMBER 30, 2004 - Restated

                                       Deferred      Additional          Deficit           Total
                                     Compensation     Paid-In          Accumulated
                                     Stock Options    Capital          During the
                                                                    Development Stage


Issuance of Common Shares                      --           29,880               --           30,000
on August 31, 2004 for
exercises of Series E
Warrants for cash at an
exercise price of $0.25 per
share
Issuance of Common Shares                      --           19,920               --           20,000
On September, 21 2004 for
exercises of Series E
Warrants for cash at an
exercise price of $0.25 per
share
Issuance of Common Shares                      --               (9)              --               --
On September, 30, 2004
pursuant to cashless
exercise of stock options,
net of 11,112 shares
repurchased
Compensation Expense                           --          364,277               --          364,277
related to modification of
option terms
Recognition of deferred                   298,821               --               --           298,821
Compensation expense
related to vesting stock
options issued to
non-employees in fiscal
2002

Committed Stock Adjustment                     --           (9,800)              --           37,700
Offering Costs paid in cash                    --         (220,030)              --         (220,030)
Net Loss                                       --               --      (14,687,874)     (14,687,874)
                                         --------       ----------       ----------        ---------
BALANCE, SEPTEMBER 30, 2004             $(362,925)     $32,294,159      $26,439,356       $5,602,719
                                        =========      ===========      ===========       ==========


                        COMPOSITE TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003 AND
                       FOR THE PERIOD FROM MARCH 28, 2001
                        (INCEPTION) TO SEPTEMBER 30, 2003

                                                                                               For the Period
                                                                                               from March 28,
                                                                                                    2001
                                                          For the Year Ended September 30,     (inception) to
                                                          ---------------------------------     September 30,
                                                                2004             2003               2004
                                                              Restated*                           Restated*
                                                            ------------      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                               $(14,687,874)     $ (6,751,252)     $(26,439,356)
     Adjustments to reconcile net loss to net cash used
       in operating activities
         Accretion of deferred gain on PP&E                       (9,476)               --            (9,476)
         Depreciation                                            153,039            18,569           176,214
         Amortization of prepaid expenses originally
           paid with common stock                                234,350            17,535           320,498
     Interest on fixed conversion features                       265,169                --           265,169
     Compensation expense related to modification of
       warrant exercise price                                  1,540,000                --         1,540,000
     Issuance of common stock for services                     2,725,215         4,082,614         8,634,294
     Issuance of common stock for legal settlement               739,000            93,750           832,750
     Issuance of warrants for legal settlement                        --            11,750            11,750
     Compensation expense related to issuance of common
       stock at less than fair value                                  --                --           603,500
     Compensation expense related to fair value of
       stock options                                             298,821           572,549         1,301,350
     Compensation expense related to modification of
       options and warrants due to cashless exercises            364,277                --           364,277
     Issuance of warrants for services                         1,792,510            81,850         1,874,360
     Carrying value impairment adjustments on
       investments in other companies                                 --                --           137,230
     (Increase) decrease in Assets
     Restricted Cash                                         (10,010,060)               --       (10,010,060)
     Inventory                                                  (788,799)               --          (788,799)
     Accounts receivable                                      (2,501,994)               --        (2,501,994)
     Prepaids                                                   (485,750)          157,000          (329,285)
     Other assets                                               (209,600)               --          (209,600)
     Increase (decrease) in
     Accounts payable - trade                                  1,326,353          (497,093)        1,787,792
     Accrued legal settlement                                   (145,600)          145,600                --
     Accrued payroll and related expenses                         61,369            61,252           122,621
     Accrued interest payable                                         --             3,250            13,101
     Accrued officer compensation                                 38,870           (20,309)          264,561
     Deferred revenue                                            564,750                --           564,750
                                                            ------------      ------------      ------------

     Net cash used in operating activities                   (18,735,430)       (2,022,935)      (21,474,433)

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of property and equipment                         (846,385)         (198,694)       (1,070,293)
     Proceeds from sale of property and equipment                500,000                --           500,000
     Investment in other companies                                    --                --           (40,000)
                                                            ------------      ------------      ------------

     Net cash provided by (used in) investing
     activities                                                 (346,385)         (198,694)         (610,293)
                                                            ------------      ------------      ------------

CASH FLOW FROM FINANCING ACTIVITIES
     Common stock subscription receivable                         50,000           (50,000)               --
     Offering costs                                             (220,030)          (17,000)         (237,030)
     Proceeds from exercised of options                           65,000            15,000           560,000
     Proceeds from issuance of convertible debenture          15,000,000                --        15,000,000
     Proceeds from notes payable                                      --            30,000           253,000
     Payments on capital lease assets                            (65,618)               --           (65,618)
     Proceeds from sale of preferred stock                            --                --           132,000
     Proceeds from sales of common stock                       3,265,105         3,280,796         6,476,211
     Cash advanced by (to) officers, net                         (29,928)               --                --
     Proceeds from exercise of warrants                        2,817,403            79,375         2,896,778
                                                            ------------      ------------      ------------

     Net cash provided by financing activities                20,881,932         3,338,171        25,015,341
                                                            ------------      ------------      ------------

     Net increase (decrease) in cash and cash
     equivalents                                            $  1,800,117      $  1,116,542      $  2,930,615


CASH AND CASH EQUIVANENTS, BEGINNING OF PERIOD                 1,130,498            13,956                --
                                                            ------------      ------------      ------------

CASH AND CASH EQUIVANETNS, END OF PERIOD                    $  2,930,615      $  1,130,498      $  2,930,615
                                                            ============      ============      ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   INTEREST PAID                                            $    408,898      $         --      $    409,048
                                                            ============      ============      ============

* See Notes to Consolidated Financial Statements - "Note 2 - Restatements and Reclassifications."

                        COMPOSITE TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES

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

o Issued 1,213,254 shares of restricted, unregistered common stock valued at $1,520,047 to four individuals and five entities for consulting services.

o Issued 2,087,000 warrants valued at $1,792,510 in exchange for financial business development, marketing, and product development consulting fees.

o Issued 58,500 warrants valued at $106,120 as an inducement for exercise of Series E and H warrants.

o Issued 3,453,946 warrants valued at $6,364,063 in conjunction with the $15 million debenture offering recorded as a discount to the debentures.

o Recorded $1,433,880 in expense related to the modification of the warrant exercise price for the December warrants exercised in June 2004.

o During the year ended September 30, 2004, 675,000 shares of common stock was issued, valued at $739,000 for legal settlements as shown in Note 7.

o In January 2004, 140,160 shares of common stock valued at $147,168 were issued in lieu of first 2 month's rent at new Irvine location.

o During the year ended September 30, 2004, 127,780 shares were issued under cashless exercise of options, $364,277 in compensation expense was recorded as a result of accounting for the options and warrants as a modification of option terms.

o During the year ended September 30, 2004, 11,325 shares were issued under cashless exercises of warrants.

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

o Issued 750,000 shares of unregistered, restricted common stock valued at $213,750 and warrants to purchase 200,000 shares of unregistered, restricted common stock valued at $20,600 for offering costs payment of equity placement

o Issued 9,053,900 shares of common stock valued at $4,316,964 and warrants to purchase 250,000 shares of unregistered, restricted common stock valued at $61,250 for payment of consulting services and fees.

o Issued 1,500,000 shares of common stock valued at $93,750 and warrants to purchase 50,000 shares of unregistered, restricted common stock valued at $11,750 for settlement of litigation.

During the year ended September 30, 2002, the Company completed the following:

o Exchanged 165 shares of preferred stock and accrued dividends valued at $169,098 for investments in other companies.

o Converted $90,000 of notes payable and accrued interest into 515,297 shares of common stock.

o Issued 4,337,411 shares of common stock valued at $1,995,479 for payment of consulting services and fees.

o Issued 42,500 shares of common stock valued at $191,450 for an investment in common stock of another entity.

o Issued 17,543 warrants valued at $3,859 in exchange for consulting services and fees.

                        COMPOSITE TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003 AND
      FOR THE PERIOD FROM MARCH 28, 2001 (INCEPTION) TO SEPTEMBER 30, 2004


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

                        COMPOSITE TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003 AND
      FOR THE PERIOD FROM MARCH 28, 2001 (INCEPTION) TO SEPTEMBER 30, 2004


NOTE 2 - RESTATEMENT AND RECLASSIFICATIONS

In May 2005, the Company determined that certain fiscal 2004 transactions with employee and settlements of former employee non-qualifying stock options that were exercised on a "cashless" basis were improperly recorded in fiscal 2004. For these transactions, both the exercise price and any payroll taxes owed by the employee or former employees were allowed to be paid for in shares of the stock exercised. Under FIN 44, such changes are considered to be modifications of the option grant and the transactions are required to be accounted for at the fair value of the stock issued on the date of the cashless exercise.

In May, 2005, the Company also reclassified certain consulting related expenses in the Statement of Operations for the fiscal year ended September 30, 2004.

In May, 2005, the Company reclassified certain amounts initially recorded as accrued legal settlement to accounts payable to more accurately reflect the operational nature of the balance.

Below is the effect on the Balance Sheet as of September 30, 2004 and the Statements of Operations for the fiscal years ended September 30, 2004 and 2003


Balance Sheet as of September 30, 2004

                                             As Originally       Restatement                        As
                                                 Reported        Adjustment                  Restated
                                          ----------------- -----------------       -------------------
Accounts Payable                                 1,371,631           469,904     3           1,841,535

Accrued legal settlement                           469,904         (469,904)     3                  --

Total Current Liabilities                        3,094,818                                   3,094,818

Shareholders' Deficit
Additional paid-in capital                      31,929,882           364,277     1          32,294,159
                                          ----------------- -----------------       -------------------

 Deficit accumulated during the
   development stage                         (26,075,079)          (364,277)     1        (26,439,356)
                                          ----------------- -----------------       -------------------

                                          ----------------- -----------------       -------------------

 Total stockholders' equity                     5,602,719                 --                5,602,719
                                          ----------------- -----------------       -------------------

Statement of Operations for Fiscal Year Ended September 30, 2004


                                             As Originally       Restatement                        As
                                                 Reported        Adjustment                  Restated
                                          ----------------- -----------------       -------------------
Operating Expenses
Officer Compensation                               282,259           562,741     2             845,000

General and administrative                       5,519,506           266,529     1
                                                                 (2,068,452)     2           3,717,583
                                          ----------------- -----------------       -------------------

Legal, Professional, and consulting              3,360,267            13,750     1
                                                                   3,416,551     2           6,790,568
                                          ----------------- -----------------       -------------------

Research and Development                           114,959            68,000     1
                                                                   3,075,096     2           3,258,055
                                          ----------------- -----------------       -------------------

Sales and Marketing                                     --            15,998     1
                                                                   1,707,559     2           1,723,557
                                          ----------------- -----------------       -------------------

Depreciation                                       153,039               --                    153,039
                                          ----------------- -----------------       -------------------
Compensation expense related to
issuance of common stock - legal                 1,058,000       (1,058,000)     2                  --
                                          ----------------- -----------------       -------------------
Stock issued for legal settlement                  739,000         (739,000)     2                  --
                                          ----------------- -----------------       -------------------
Compensation expense related to fair
value of warrants - consultants                  1,792,510       (1,792,510)     2                  --
                                          ----------------- -----------------       -------------------
Compensation expense related to
issuance of common stock - consulting            1,265,165       (1,265,165)     2                  --
                                          ----------------- -----------------       -------------------
Compensation expense related to fair
value warrants                                   1,540,000       (1,540,000)     2                  --
                                          ----------------- -----------------       -------------------
Compensation expense related to fair
value of stock options legal                       128,250         (128,250)     2                  --
                                          ----------------- -----------------       -------------------
Compensation expense related to fair
value of stock options research and
development                                        170,570         (170,570)     2                  --
                                          ----------------- -----------------       -------------------
Total Operating Expenses                        16,123,524           364,277                16,487,801
                                          ----------------- -----------------       -------------------

                                          ----------------- -----------------       -------------------
 Net loss                                     (14,323,597)         (364,277)              (14,687,874)


Statement of Operations for Fiscal Year Ended September 30, 2003

                                             As Originally       Restatement                        As
                                                 Reported        Adjustment                  Restated
                                          ----------------- -----------------       -------------------
Operating Expenses

Officer Compensation                               240,000            30,000     2             270,000

General and administrative                       1,213,190         (345,647)     2             867,543
                                          ----------------- -----------------       -------------------

Legal, Professional, and consulting              1,496,655          (42,725)     2           1,453,930
                                          ----------------- -----------------       -------------------

Research and Development                         3,210,289            33,186     2           3,243,475
                                          ----------------- -----------------       -------------------

Sales and Marketing                                     --           897,735     2             897,735
                                          ----------------- -----------------       -------------------

Compensation expense related to fair
value of stock options legal                       269,225         (269,225)     2                  --
                                          ----------------- -----------------       -------------------

Compensation expense related to fair
value of stock options research and
development                                        303,324         (303,324)     2                  --
                                          ----------------- -----------------       -------------------
Total Operating Expenses                         6,751,252                                   6,751,252
                                          ----------------- -----------------       -------------------

                                          ----------------- -----------------       -------------------
 Net loss                                      (6,751,252)                                 (6,751,252)

1) During fiscal 2004, the Company allowed the cashless exercise of non qualifying employee stock options by four former employees as part of the settlement of their option vesting and by one employee. A total of 280,265 shares were exercised between $0.25 per share and $1.00 per share. As a result of these transactions, the Company had initially recorded $64,005 in compensation expense. Under FIN 44, a cashless exercise where the exercise price is paid for by the stock being exercised is considered to be a modification of the option grant and the fair value of the transaction must be recorded as expense. For the 280,265 shares exercised, 237,220 shares of Common Stock of the Company were issued and additional compensation expense was recorded as follows: the fair value was determined using the difference between the closing market value of the Company's common stock on the date of each underlying transaction and the exercise price per share of the options exercised. For fiscal 2004, the total additional non-cash expense of $364,277 represents the fair value of the 280,265 shares, valued at $496,217 less the exercise cost of $65,935 and less the previously recorded expense of $64,005. The Company does not intend to allow for the cashless exercise of additional stock options in the future. The impact on the fiscal 2004 loss per share for this error correction was less than $0.01 per share on both a basic and fully diluted basis.

2) The Company has changed the classification of certain consulting expenses related to general and administrative, product development, and sales and marketing activities and the classification of misc. receivables. To be consistent with the current period presentation, certain operating expense balances for the fiscal year ended September 30, 2004 and September 30, 2003 were reclassified. No additional expense was recorded as a result of this reclassification.

3) In May, 2005, upon review of the balances originally presented as accrued legal settlement, it was determined that the descriptions of the balances were misleading. The $469,904 balance represents accrued legal fees related to financing activities, litigation and intellectual property legal activity expensed in fiscal 2004. No additional expense was recorded as a result of this reclassification.

NOTE 3 - GOING CONCERN

These financial statements have been prepared on a going concern basis. However, during the year ended September 30, 2004, the Company incurred a net loss of $(14,687,874) and negative cash flows from operations of $(18,735,430). In addition, the Company had an accumulated deficit of $(26,439,356) at September 30, 2004. The Company's ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time.

Since inception, the Company has satisfied its capital needs primarily by issuing equity securities. With the introduction of its primary product into the market and following the results of the first evaluation sales, management now believes that it will generate significant revenues during fiscal 2005. In addition, subsequent to year end, the Company was able to get the restricted $10 million from the Debenture financing released and the Company believes that it now has sufficient operating capital to carry out its plans for the future. It is anticipated that the Company will begin generating sales in Fiscal year ending September 30, 2005 that combined with existing cash balances will be sufficient to cover its operating costs. Central to the Company's financial strategy for fiscal 2005 is the securing of sufficient lease financing to manage the ramp up of its core production and the organization of separate larger production facilities. As part of the preparation for this, subsequent to year end, the Company has already obtained approximately $1.4 million in lease financing commitments and has a firm offer for an additional $3 million in equipment lease financing. In May 2005, the Company received a purchase order totaling approximately $1,200,000. In June 2005, we received two orders totaling in combination an additional $1,200,000. Cash payments and potential revenues to the Company for these orders is estimated to be approximately $1.6 million. We anticipate the announcement of additional orders throughout the remainder of fiscal 2005 and beyond as our products gain market acceptance.

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

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of CTC and its wholly owned subsidiaries, TTC, CCC and TPC (collectively, the "Company"). All significant inter-company accounts and transactions are eliminated consolidation.

BASIS OF PRESENTATION

Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

CASH AND CASH EQUIVALENTS

For the purpose of the statements of cash flows, the Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

RESTRICTED CASH

Restricted cash at September 30, 2004 consisted of $10,010,060 held in escrow pursuant to conditions of the $15,000,000 Debenture offering issued in August, 2004. See note 11. The restriction was removed in November, 2004 by the Debenture holders as a result of a renegotiation of the debenture agreement terms and the issuance of additional warrants to the Debenture holders and the cash was released to the Company.

                        COMPOSITE TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003 AND
      FOR THE PERIOD FROM MARCH 28, 2001 (INCEPTION) TO SEPTEMBER 30, 2004


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

The value assigned to stock issuance, stock options, and stock warrants granted to non-employees are accounted for in accordance with SFAS No. 123 and Emerging Issues Task Force (EITF) 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, which require that such costs be measured at the earlier of the date at which a commitment for performance by the counterparty to earn the equity instruments is reached or the date at which the counterparty's performance is complete.

Common stock issued to non-employees is valued at fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. For compensation paid with registered stock, the fair value is considered to be the market value of the Common Stock, determined to be the closing price as quoted on the OTC bulletin board and which typically is also the fair value of the services provided to the Company. For compensation paid with unregistered stock, whenever possible the fair value of the services rendered is used to value the transaction. If the fair value of the services are not determinable, a discount to the company's closing market price is used based on the length of the restriction, the volatility of the stock and the size of the stock issuance as compared against the average selling volume of the stock on the OTC bulletin board.

Common stock options and warrants are valued using the modified
Black-Scholes-Merton option pricing model which requires making significant assumptions including: Expected life of the option or warrant is the initial life of the option or warrant. Expected Dividend are zero

For each of the fiscal years listed below, the following assumptions were used:

------------------------------ ------------------------- --------------
Fiscal year ending
September 30                   Risk free rate            Volatility
------------------------------ ------------------------- --------------
2002                           4.73%                     207.5
------------------------------ ------------------------- --------------
2003                           3.87%                     103.5
------------------------------ ------------------------- --------------
2004                           4.14%                     80.3
------------------------------ ------------------------- --------------

No options or warrants were granted for the fiscal period ending September 30, 2001 which would have required the use of an option pricing model.

The Company has not issued any warrants to non-employees with vesting provisions. For options issued to non-employees with vesting provisions, the fair value of the option as of the measurement date is recorded as deferred compensation expense and records the expense associated with the vesting options ratably over the vesting period. None of the Company's non-employee options contain market or performance conditions other than service to the Company during the vesting period and as such, the measurement date used by the company is the date the options were granted.

                        COMPOSITE TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003 AND
      FOR THE PERIOD FROM MARCH 28, 2001 (INCEPTION) TO SEPTEMBER 30, 2004


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

PRODUCT SALES. Product revenues are generally recognized when product shipment has been made and title has passed to the end user customer. Product revenues consist primarily of revenue from the sale of: (i) wrapped composite core to utilities either sold directly by the Company or through our distributor, ii) composite core sold to a cable wrapping partner not subject to a distributor agreement and where title passes to the partner, or iii) cable core hardware sold to utility companies. For most product sales, we expect that the terms of sales generally will not contain provisions that will obligate us to provide additional products or services after installation to end users.. We recognize revenue: (i) upon shipment when products are shipped FOB shipping point to end users or (ii) upon delivery at the end-user customer's location when products are shipped FOB destination. Currently, we do not anticipate recognizing revenues on products provided to distributors unless the title to the product has been transferred and no right of return exists.

CONSULTING REVENUE Consulting revenues are generally recognized as the consulting services are provided. We have entered into service contract agreements with electric utility and utility services companies that generally require us to provide engineering or design services, often in conjunction with current or future product sales. In return, we receive engineering service fees payable in cash. For multiple element contracts where there is no vendor specific objective evidence (VSOE) or third-party evidence that would allow the allocation of an arrangement fee amongst various pieces of a multi-element contract, fees received in advance of services provided are recorded as deferred revenues until additional operational experience or other vendor specific objective evidence becomes available, or until the contract is completed.

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

ESTIMATES

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, expenses and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

                        COMPOSITE TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003 AND
      FOR THE PERIOD FROM MARCH 28, 2001 (INCEPTION) TO SEPTEMBER 30, 2004


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


                                              2004             2003             2002
                                           ----------       ----------       ----------
Series B convertible preferred stock               --           80,000          105,600
Convertible Debentures, if converted        8,982,036               --               --
Options for common stock                    7,195,336        8,147,740        5,307,740
Warrants                                   13,081,681       17,047,624        2,796,290
                                           ----------       ----------        ---------
Total                                      24,259,053       25,275,364        8,209,030

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

The Company has a $2,500,000 account receivable from one entity relating to engineering services provided during fiscal 2004. In April, 2005, the Company received payment of $250,000 as a progress payment on this receivable and accepted payment terms for the remaining $2,250,000. Payments are to be made monthly with the remaining balance outstanding due and payable in July, 2005.

MAJOR CUSTOMER

Revenues from one customer of Composite Technology Corporation represented all of the company's revenues for the fiscal year ended September 30, 2004.

NOTE 5 - PROPERTY AND EQUIPMENT

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

NOTE 6 - CONTRACT RIGHTS

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

                        COMPOSITE TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003 AND
      FOR THE PERIOD FROM MARCH 28, 2001 (INCEPTION) TO SEPTEMBER 30, 2004


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

The Company, TTC, and WBG (aka WBGA) were involved in litigation regarding the interpretation and enforcement of the License Agreement (see Note 7). The lawsuits were settled amicably in February 2003, resulting in a revised License Agreement between W. Brandt Goldsworthy & Associates, Inc. ("WBGA") and CTC. The new License Agreement (the "New License Agreement") supersedes the previous License Agreement. The New License Agreement grants CTC the exclusive license for use of any components in CTC's Aluminum Conductor Composite Core ("ACCC") products that include items contained in patent claims granted to WBGA by the United States Patent and Trademark Office (the "USPTO").

The New License Agreement also provides CTC a broader non-exclusive license for any other pultruded composite core electrical cable designs characterized by WBGA as CRAC-1. The New License Agreement bears a 2% royalty on net sales revenues for that component of ACCC using any patent claim issued to WBGA and a 1% royalty for any component of the CRAC-1 technology, if any, used by CTC, provided WBGA is granted valid patent claims by the USPTO. As of September 30, 2003, no such claims have been granted by the USPTO. The Company has been notified that the rights to the New License Agreement as Licensor have been transferred to James M. Dombroski pursuant to Mr. Dombroski's execution of a lien on the asset dated December 29, 2003. The duration of the New License Agreement is for the life of any patent granted to WBGA by the USPTO for the specific technologies licensed therein.

NOTE 7 - INVESTMENTS IN OTHER COMPANIES

Investments in other companies at September 30, 2003 consisted of an investment in Integrated Performance Systems, Inc., which was valued at $1,000 and is included in other assets on the accompanying consolidated balance sheet.

                        COMPOSITE TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003 AND
      FOR THE PERIOD FROM MARCH 28, 2001 (INCEPTION) TO SEPTEMBER 30, 2004


On April 12, 2001, the Company exchanged 15,086,000 equivalent post-acquisition shares of restricted, unregistered common stock with Red Guard for consideration for the rights to certain technologies and for various marketable and restricted securities in four unrelated entities described below. The investments received in the initial exchange transaction were valued using an agreed-upon valuation of approximately $137,750. Through September 30, 2002, upon evaluations in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of," management recognized an aggregate permanent valuation impairment of $137,230 against these holdings.

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

During August 2001, the Company paid $10,000 in cash and issued 158,800 equivalent post-acquisition shares of restricted, unregistered common stock, valued at $4,500, to acquire approximately 72,665 shares of AMJ common stock under this option. These shares were included in the recapitalization effect of reverse acquisition with Transmission Technology Corp since they were issued prior to the date of the reverse acquisition.

On September 29, 2001, the Company made an advance of $30,000 cash to AMJ. On October 13, 2001, AMJ and the Company agreed to convert this $30,000 advance and an additional advance of $20,000 made on October 3, 2001, into 3,125 shares of AMJ's restricted, unregistered common stock. In December 2001, the Company and AMJ settled the outstanding balances on the purchase option agreement with the issuance of 42,500 shares of the Company's restricted, unregistered common stock to AMJ in exchange for 37,335 shares of restricted, unregistered AMJ common stock. This transaction was valued at approximately $191,450, which represented the fair value of the transaction. As a result of all AMJ transactions through December 31, 2001, the Company owned an aggregate of 114,125 shares of AMJ, including the initial 1,000 shares acquired in the April 12, 2001 transaction with a cost basis of $255,950. During fiscal year 2001, reflected in the reverse merger accounting, the Company recorded an impairment valuation of $101,094.

On September 30, 2002, the Company and Red Guard consummated a transaction, whereby Red Guard exchanged 100% of the issued and outstanding Series A preferred stock, all accrued but unpaid dividends, certain short-term working capital loans, and all accrued but unpaid interest in return for all of the Company's investment interests in other companies, except for the investment in IPS which was valued at $1,000. Immediately prior to the exchange, the Company recognized an additional impairment valuation of $137,230 to write the remaining investments down to the value of the consideration exchanged. Accordingly, no additional gain or loss was recorded on this transaction.

                        COMPOSITE TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003 AND
      FOR THE PERIOD FROM MARCH 28, 2001 (INCEPTION) TO SEPTEMBER 30, 2004


NOTE 8 - COMMITMENTS AND CONTINGENCIES

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

Future minimum capital lease payments under the new leases at September 30, 2004 were as follows:

                        COMPOSITE TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003 AND
      FOR THE PERIOD FROM MARCH 28, 2001 (INCEPTION) TO SEPTEMBER 30, 2004


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

                        COMPOSITE TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003 AND
      FOR THE PERIOD FROM MARCH 28, 2001 (INCEPTION) TO SEPTEMBER 30, 2004


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

o To assist with the Company's Marketing and Sales efforts the Company has contracted with several consultants. During fiscal 2004, the company paid in excess of $425,000 for these services.

PROFESSIONAL SERVICES AGREEMENTS

The Company has entered into various services agreements for professional and product development services as follows:

o A contract with an unrelated corporation for legal consulting services at a rate of $500,000 per year, payable in common stock issued pursuant to a Registration Statement under the Securities Act of 1933 on Form S-8. This agreement commenced in March 2002 and expires in March 2004. This agreement also contained the granting of options to purchase up to 1,000,000 shares of common stock pursuant to a Registration Statement under the Securities Act of 1933 on Form S-8 at a price of $0.10 per share. The options vest in pro-rata equal segments in April 2002, January 2003, and January 2004.

o A contract with an individual for consulting services for 1,000,000 shares of common stock issued pursuant to a Registration Statement under the Securities Act of 1933 on Form S-8. This contract commenced on January 2002 and expired in January 2003. This agreement also contained the granting of options to purchase up to 1,000,000 shares of common stock pursuant to a Registration Statement under the Securities Act of 1933 on Form S-8 at a price of $0.40 per share. The options vested on the grant date and have all been exercised as of September 30, 2002. Furthermore the Company is obligated to pay the individual a success fee equal to 10% on all equity capital raised by the individual. As of September 30, 2004, the Company did not have any obligation under the "success fee" portion of this agreement.

                        COMPOSITE TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003 AND
      FOR THE PERIOD FROM MARCH 28, 2001 (INCEPTION) TO SEPTEMBER 30, 2004


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

TTC: Transmission Technology Corporation v. W. Brandt Goldsworthy & Associates, Inc., et al (Continued) On or about May 7, 2001, TTC, a wholly-owned subsidiary of CTC, entered into a written agreement with WBG granting TTC the exclusive license to all WBG teleconductor technologies, including Composite Reinforced Aluminum Conductor and Advanced Composite Reinforced Aluminum Conductor and any improvements by WBGA. The litigation concerns the interpretation and enforcement of the License Agreement. The lawsuits were settled amicably in February 2003, resulting in a revised License Agreement between WBGA and the Company. Accordingly, no accrual is recorded.

DR. CLEM HIEL ET AL. V. W. BRANDT GOLDSWORTHY & ASSOCIATES, INC., ET AL

Case No. 02CC05443 was filed on April 9, 2002 in the State of California for the County of Orange. It was transferred to and is pending before the Superior Court of the State of California for the County of Los Angeles. The principal parties are Dr. Clem Hiel, Dr. Alonso Rodriguez (both of whom are former employees of WBG, and/or WBGA and are currently consultants of CTC), WBGA, WBG and W. Brandt Goldsworthy. CTC has agreed to bear the expense of this proceeding because it affects two of CTC's consultants. These consultants are involved in the commercialization of CTC's novel aluminum conductor composite core cable. This matter was settled in February 2003. Accordingly, no accrual is recorded.

JARBLUM V. TRANSMISSION TECHNOLOGY CORPORATION, ET AL

Case No. SC-072087 was filed on May 13, 2002 in the Superior Court of the State of California for the County of Los Angeles, West District. The principal parties are Plaintiff William Jarblum and Defendants TTC, CTC, and C. William Arrington. The case was settled in April 2003 for the issuance of 50,000 Series K warrants valued at $11,750 and cash of $210,000 which was paid in September 2004. Accordingly, no accrual is recorded.

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

Transmission Technology Corporation v. W. Brandt Goldsworthy & Associates, Inc., et al matter with the issuance of 1,500,000 shares of restricted, unregistered common stock valued at $93,750. Accordingly, no accrual is recorded.

                        COMPOSITE TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTSCONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003 AND
      FOR THE PERIOD FROM MARCH 28, 2001 (INCEPTION) TO SEPTEMBER 30, 2004


TRANSMISSION TECHNOLOGY CORPORATION, ET AL. V. MICHAEL WINTERHALTER, ET AL

Case No. 02CC12539 was filed July 26, 2002 in the Superior Court of the State of California for the County of Orange. TTC/CTC filed suit against Winterhalter (a WBG employee or business associate) based on his campaign against TTC/CTC by contacting third parties and disparaging TTC/CTC and threatening third parties with lawsuits for dealing with TTC/CTC. This proceeding is indirectly related to the litigation concerning the License Agreement. This matter was settled in February 2003. Accordingly, no accrual is recorded.

GARY COPE AND ROBERT NIKOLEY V. COMPOSITE TECHNOLOGY CORPORATION, ET AL

The Orange County Superior Court Case No. 03CC05636 was filed on December 24, 2002. Plaintiffs Cope and Nikoley allege causes of action for violations of California Labor Code, wrongful termination, unfair business practices, breach of contract, breach of fiduciary duty, fraud, negligent misrepresentation; defamation, declaratory relief, and an accounting arising out of various alleged salary and wrongful termination disputes. The principal parties are Cope, Nikoley, CTC, Wilcoxon, and Arrington. CTC denies the plaintiffs' material allegations. A settlement agreement and release was entered into as of June 30, 2004 by and between Robert Nikoley and CTC. In compliance with the Settlement Agreement, Nikoley was issued 575,000 shares of CTC common stock and $65,000 in attorney's fees. The stock was issued on July 19th and the payments were made in July 2004 and September 2004. The Cope settlement, dated August 16, 2004 was for 100,000 shares of CTC common stock and $10,000 cash. The stock was issued on August 27, 2004 and the certificates and check for $10,000 was forwarded to Cope's attorney on September 1, 2004. Accordingly, no accrual is recorded.

COMPOSITE TECHNOLOGY CORPORATION V. ACQUVEST, INC., PAUL KOCH, VICTORIA KOCH, PATRICIA MANOLIS, AND MICHAEL TARBOX

The Orange County Superior Court Case No.03-CC-12640 was filed on October 16, 2003. CTC alleges causes of action for declaratory relief, breach of contract, fraudulent inducement, rescission, and economic duress arising out of certain alleged subscription and investment agreements executed between CTC, Acquvest, Inc., and Patricia Manolis. Purported related "finder's fee" agreements are also at issue involving Paul Koch and Michael Tarbox. The Defendants deny CTC's material allegations, and Acquvest, Koch, and Manolis filed a Cross-Complaint on September 16, 2004. The parties stipulated to permit Cross-Complainants to amend the Cross-Complaint, which was filed on December 17, 2004. CTC expects to attack the Amended Cross-Complaint via demurrer. Trial date has been set for May 9, 2005, though CTC has moved to continue the trial to a later date. The hearing on that motion is currently set for January 7, 2005. Due to the uncertainty surrounding the outcome of this case, we cannot determine what, if any, outcome will have on the financial condition of the Company, its operations, or its liquidity. The Company has not recorded a liability relating to this case under SFAS 5 because we do not believe the likelihood of loss to be probable or reasonably estimable.

CTC contends that Acquvest materially breached the Acquvest Agreement in various ways, including by failing to provide the funding in the amounts and in the time frame Koch promised, and by breaching other representations and warranties Defendants made under the Agreement. These included promises that Acquvest would be a long-term investor, was not buying CTC's shares for re-sale, and that Acquvest was an "accredited investor." CTC also contends that Paul Koch fraudulently induced CTC into entering into all the agreements at issue in this lawsuit. Because of Defendants' breaches of the agreements, their fraud, illegality, and unclean hands, CTC is entitled to rescission of the agreements. CTC also contends that the "finder's fees" claimed by Koch are also void and unenforceable because Koch violated regulations of the Securities and Exchange Commission and other laws, including by acting as a broker-dealer without a license in setting up the deals with CTC. CTC also alleges that Koch got CTC to enter into another agreement, the Manolis Agreement, based on fraud. The other party to that agreement - in name - is Patricia Manolis ("Manolis"). Like the Acquvest Agreement, CTC only dealt with Paul Koch during the negotiations leading up to that agreement, which was signed in August 2003. No one at CTC ever spoke with or met Patricia Manolis, and indeed she appears to be just another front for Koch. CTC contends that Manolis breached this agreement among other ways by assigning her rights in the agreement to Paul Koch's wife. Because of this, CTC contends Manolis does not have standing to sue under the agreement. CTC also contends that Manolis breached warranties in the Manolis Agreement including promises that she would be a long-term investor, was not buying the shares for re-sale, and was an "accredited investor." Finally, CTC also contends that Acquvest, Paul Koch, and Manolis all breached their agreements by quickly selling off the stock they received from CTC, though they warranted they would not do so - making millions of dollars in profits in the process.

The litigants seek issuance of a total of 10,300,000 shares of common stock in exchange for $2,375,000 in cash and warrants to exercise 9,900,000 shares of common stock at $0.50 per share plus punitive damage. Assuming a market price per share of $1.40, issuance of these securities would result in a charge to earnings of $23,232,000 plus punitive damages and attorney fees, consisting of $12,045,000 for the common stock issued and $11,187,000 for the warrants issued, valued using the Black-Scholes option pricing model using a volatility of 84.2%, a risk free rate of 4.13%, and a life of 4 years. Any punitive damages or attorney fees are not estimable at this time. Under the terms of our bankruptcy reorganization plan, any cash awards related to this litigation would be payable in restricted common stock valued at the average of the previous 20 trading days.

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

CTC denies the material allegations, and on November 10, 2003, CTC filed a case in Orange County Superior Court against Ascendiant, Bergendahl, and Wilhite, alleging causes of action for declaratory relief, breach of contract, fraudulent inducement, and economic coercion arising out of the Agreement as well as various unrelated business agreements between the plaintiffs and Wilcoxon. The principal parties are Ascendiant, Bergendahl, Wilhite, CTC, and Wilcoxon. On November 24, 2003, the court entered an order consolidating the cases. On January 15, 2004, the parties agreed to submit all claims and cross-claims arising out of the Agreement to binding arbitration before a neutral arbitrator at JAMS-Orange County. The remaining claims and cross-claims not arising out of the Agreement remain pending in Orange County Superior Court. An arbitration date has been set for February 8, 2005. The Company has not recorded a liability relating to this case under SFAS 5 because we do not believe the likelihood of loss to be probable or reasonably estimable.

The only written evidence of services performed by the Ascendiant Parties relates to raising capital for CTC - something which they were never able to do. While CTC offered the Ascendiant Parties a success fee from the proceeds of any capital raised, the Ascendiant Parties needed funds for their operations and requested that CTC issue them S-8 (free-trading) shares as up-front compensation. But the Ascendiant Parties faced legal impediments to obtaining S-8 shares because SEC rules and regulations (1) required the Ascendiant Parties to register as brokers in order to be compensated for providing capital raising services and (2) prohibited the issuance of S-8 shares for capital raising activities. In an effort to get around these rules and regulations, the Ascendiant Parties devised a clever scheme to have CTC execute an agreement for "business consulting services" that would provide for the issuance of one million S-8 shares and warrants. CTC expressed concern about the legality of the deal proposed by the Ascendiant Parties. The Ascendiant Parties assured CTC that this was "done all the time" and that the Ascendiant Parties' lawyers approved of the legality of the deal. In reliance upon representations by the Ascendiant Parties that CTC could modify or void the deal at any time following its review by CTC's counsel, CTC signed the Business Advisory and Consulting Services Agreement ("BACSA"). CTC subsequently voided the BACSA upon the advice of its then corporate counsel that the agreement was illegal. Regardless of the title of the agreement, the fact that S-8 shares would in truth be compensation for capital raising services violated SEC rules. The Ascendiant Parties reluctantly acknowledged the voiding of the deal by, among other things, dropping the subject completely in April 2002 following a blow up between the principals of CTC and Ascendiant. The documents produced by the Ascendiant Parties confirm this fact. A year later, however, apparently viewing the BACSA as a lottery ticket, the Ascendiant Parties suddenly claimed that during the previous year they had provided thousands of hours of a wide range of consulting services to CTC. No documents exist to support their claims. Rather, the only documents and communications between the parties reflect capital raising efforts - failed efforts.

The litigants seek the issuance of 1,000,000 shares of common stock and 1,000,000 options to purchase common shares as follows: 300,000 shares for $1.25/share, 400,000 shares for $1.50/share, and 300,000 shares for $1.75 per share. Assuming a market price per share of $1.40, issuance of these securities would result in a charge to earnings of $2,270,000 consisting of $1,400,000 for the common stock and $870,000 for the options. The options were valued using the Black-Scholes option pricing model using a volatility of 84.2%, a risk free rate of 4.13%, and a life of 4 years. The litigants also seek punitive damages and costs that are not estimable at this time. Under the terms of our bankruptcy reorganization plan, any cash awards related to this litigation would be payable in restricted common stock valued at the average of the previous 20 trading days.

                        COMPOSITE TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003 AND
      FOR THE PERIOD FROM MARCH 28, 2001 (INCEPTION) TO SEPTEMBER 30, 2004


COMPOSITE TECHNOLOGY CORPORATION AND BENTON H. WILCOXON V. MICHAEL DEANGELO

The Orange County Superior Court Case No. 03CC13319 was filed on November 4, 2003. CTC alleges causes of action against DeAngelo for declaratory relief, economic duress, and fraudulent inducement arising out of a consulting services agreement executed by the parties on which CTC alleges DeAngelo failed to perform. DeAngelo denies CTC's material allegations and previously stated his intention to assert cross-claims against CTC. On December 23, 2003, CTC obtained a default in this case due to DeAngelo's failure to respond to the complaint. On February 23, 2004, a default judgment was entered against the defendant. Accordingly, the Company expects no financial impact resulting from this action.

J.P. TURNER & COMPANY, L.L.C. V. COMPOSITE TECHNOLOGY CORPORATION

J.P. Turner & Company, L.L.C. ("J.P. Turner") initiated an arbitration before the National Association of Securities Dealers in February 2004 alleging Composite Technology Corporation ("CTC") breached a finder's agreement by failing to pay certain fees to J.P. Turner. CTC disputes that any breach of the agreement took place and denies that J.P. Turner made any introductions of investors to CTC which directly lead to financing. CTC has filed a counterclaim against J.P. Turner alleging claims of fraud against J.P. Turner arising out of misrepresentations made by J.P. Turner concerning an investment opportunity. J.P. Turner seeks $200,000 in monetary damages, a warrant to purchase $200,000 common shares of CTC at an exercise price equal to the closing bid on December 17, 2003, pre-judgment interest as of December 18, 2003, reasonable attorneys' fees and costs. CTC seeks compensatory damages in an amount according to proof, punitive damages, and reasonable attorneys' fees and costs based upon its counterclaims. CTC filed its Statement of Answer and Counterclaims on May 17, 2004. The matter is presently set for hearing in February 2005. Additionally, Composite recently asked the panel of arbitrators assigned to the matter to change the location of the hearing from Georgia to California. The arbitrators denied the motion for change of venue and the hearing is scheduled to proceed in Georgia next year. This matter was settled per written agreement on May 3, 2005. CTC paid to JP Turner the sum of $100,000, which was recorded as litigation settlement expense in the quarter ended March 31, 2005 and paid in May 2005.

ADAM DEVONE V. COMPOSITE TECHNOLOGY CORPORATION, ET AL.

On September 10, 2004, Adam Devone filed a Complaint in Orange County Superior Court (Case No. 04-CC-09321) against Donner, Evan Wride and Global Research, Inc., Nutek, Inc., Zeta Centauri, Inc., Sherpa Financial & Investigations, Inc. and Multiplyingchurches.org, Inc. (collectively, the "Donner Parties") and CTC. Devone alleges a variety of claims against the Donner Parties based upon alleged contractual breaches and tortuous conduct related to a $200,000 loan made between Devone and the Donner Parties. CTC is only party to the last two causes of action for Imposition of Constructive Trust and Declaratory Relief. Devone seeks a constructive trust on any CTC shares or related proceeds obtained through the use of Devone's $200,000. Devone further seeks a judicial declaration that the CTC securities and proceeds derived therefrom are his property. As noted earlier, Devone is not presently seeking monetary damages or costs against CTC. On October 6, 2004, CTC filed a Motion for Order Discharging Liability asserting it should be discharged from the matter as it took no position with regard to the dispute between the parties. On October 8, 2004, CTC filed an Answer to the Complaint. The Motion for Order Discharging Liability is presently set to be heard on January 3, 2004. On October 20, 2004, Multiplyingchurches.org, Inc. ("MC Org") filed a Cross-Complaint against CTC, Adam Devone, Sheryl Lyn Devone (Plaintiff's wife) and Roes 1-100 alleging claims for breach of contract against CTC and Roes 51-100 and tortious interference with contract against Plaintiff, his wife and Roes 1-50. MC Org alleges that CTC breached a warrant agreement by failing to issue shares thereunder and seeks unspecified damages and an injunction compelling CTC to issue shares under the warrant agreement. CTC filed an Answer to MC Org's Cross-Complaint on November 19, 2004. On December 30, 2004, MC Org filed a request for dismissal of all claims against CTC pursuant to a settlement reached between MC Org and CTC. A settlement agreement was subsequently entered into by all parties to the lawsuit. A request for dismissal of the entire action with prejudice was filed. The terms of the settlement did not require CTC to pay any amounts or to issue any additional stock.

                        COMPOSITE TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003 AND
      FOR THE PERIOD FROM MARCH 28, 2001 (INCEPTION) TO SEPTEMBER 30, 2004


MICHAEL TARBOX V. COMPOSITE TECHNOLOGY CORPORATION, ET AL.

Michael Tarbox ("Tarbox") filed this action on October 13, 2004 in Orange County Superior Court (Case No. 04-CC-10345) against Paul Koch, Acquvest, CTC and Doe Defendants. Tarbox alleges that Koch made fraudulent transfers to Acquvest and the Doe defendants for the purpose of avoiding the debt owed to Tarbox. Tarbox alleges that CTC securities were intended to serve as security for a debt owed by Koch to Tarbox. Tarbox alleges that Defendants were not bona fide purchasers of the CTC securities since they were receiving such securities for the benefit of Tarbox. Tarbox further alleges that CTC breached an agreement to pay him a finder's fee in connection with investments made by Koch. Tarbox alleges that CTC's breach has caused him to suffer damages in excess of $750,000. On November 9, 2004, CTC filed a Motion to Consolidate this action with the Acquvest action above (OCSC Case No. 03-CC-12640). The Motion to Consolidate is set for January 7, 2005. On November 14, 2004, CTC filed a demurrer to the Complaint. Tarbox agreed to amend the Complaint in response thereto. Due to the uncertainty surrounding the outcome of this case, we cannot determine what, if any, outcome will have on the financial condition of the Company, its operations, or its liquidity. The Company has not recorded a liability relating to this case under SFAS 5 because we do not believe the likelihood of loss to be probable or reasonably estimable. The claims of Tarbox are without merit as, among other defenses, (1) he entered into a written agreement with CTC releasing any claim to a finder's fee in connection with the transactions at issue; (2) he was acting as an unlicensed broker-dealer in connection with the transactions at issue; and (3) his complaint concedes that another party orally agreed to take on any purported obligation to pay a finder's fee to him in connection with the transactions at issue.

NOTE 9 - SHAREHOLDERS' EQUITY

A. PREFERRED STOCK

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

The Series A Shares are convertible into common stock at a negotiated conversion rate of $0.47 per effective post-acquisition share at the election of the holder beginning 90 days after the date of issuance. The Series A Shares are callable at any time by TTC at a price of 102% of issuance value upon a 10-day advance written notice. These shares were issued on April 12, 2001 to Red Guard to acquire the rights to negotiate to acquire the license to manufacture, develop, and sell certain patent pending composite reinforced aluminum conductor technologies. This transaction was valued at an agreed-upon amount of $165,000. On September 30, 2002, the Company and Red Guard consummated a transaction, whereby Red Guard exchanged 100% of the issued and outstanding Series A preferred stock, all accrued but unpaid dividends, certain short-term working capital loans, and all accrued but unpaid interest in return for all of the Company's investment interests in other private companies including the STL Group, TMA Ventures, LLC/MEMX, and AMJ Logistics but excluding the investment in IPS. The value of the preferred stock received, and the notes, interest, and dividends payable forgiven by Red Guard equaled the carrying value of the investments on the transaction date. Accordingly, no gain or loss on the transaction was recorded.

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

                        COMPOSITE TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003 AND
      FOR THE PERIOD FROM MARCH 28, 2001 (INCEPTION) TO SEPTEMBER 30, 2004


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

In March, 2003, the the Company converted 320 shares of Series B 10% preferred stock of its subsidiary Transmission Technology Corporation and all unpaid dividends attributable to the Series B preferred shares into 207,576 shares of unregistered, restricted common stock based on the value of the original $32,000 subscription plus $4,533 in unpaid dividends. The conversion price was determined to be 40% of the fair market value of unrestricted, registered common shares on the date of conversion.

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

B. COMMON STOCK

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

On November 3, 2001, the Company executed an Agreement and Plan of Reorganization, whereby the Company issued an aggregate 60,000,000 shares of restricted, unregistered common stock to the shareholders of TTC in exchange for 100% of the issued and outstanding stock of TTC. TTC was incorporated as a Nevada corporation on March 28, 2001 to own a license agreement related to patent pending composite reinforced electrical transmission lines utilizing composite core materials. TTC became a wholly-owned subsidiary of the Company. This transaction, in conjunction with the stock issued on or before November 3, 2001 for services rendered resulted in a total of 66,500,000 Common shares issued and outstanding as of the effective date of the Business Combination.

SERVICES RENDERED

On November 3, 2001, the Company issued an aggregate 450,000 shares of restricted, unregistered common stock to four unrelated companies and/or individuals as compensation for various financial consulting services provided in the Agreement and Plan of Reorganization. This transaction was valued at approximately $90,000. Since there was not a liquid market for the Company's restricted common stock in November, 2001, the fair value of the services provided was utilized, as appropriate under SFAS 123 "Accounting for Stock Based Compensation," which approximates the "fair value" of the Company's common stock on the date of the transaction. Upon completion of the November 3, 2001 reverse acquisition transaction, the Company had an aggregate 66,500,000 shares of issued and outstanding common stock.

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

                        COMPOSITE TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003 AND
      FOR THE PERIOD FROM MARCH 28, 2001 (INCEPTION) TO SEPTEMBER 30, 2004


During January 2002, the Company and the law firm agreed to rescind this transaction, and the 79,402 shares were returned to the Company. All future transactions between the Company and the law firm will be conducted on a cash transaction basis.

From May, 2002 until September, 2002, the Company issued in aggregate 1,407,543 shares of the Company's restricted, unregistered common stock to three unrelated companies and two persons in exchange for legal, intellectual property, business strategy, and financial consulting services valued at the fair value of services provided totaling $496,535. One of the consultants was also issued 17,543 warrants valued at $3,859. The warrants were issued with an exercise price of $0.50 and expire on July 12, 2006 and were assigned a value of $0.05 per warrant using the Modified Black-Scholes-Merton option valuation model.

Between March, 2002 and September, 2002, the Company issued in aggregate 2,929,868 common shares registered under an S-8 filing to seven consultants providing legal, intellectual property, product development, and business strategy services valued at the fair value of services provided totaling $1,498,944 equal to the fair market value of the stock on the dates of issuance.

For the fiscal year ended September 30, 2003 the Company issued in aggregate 9,503,900 shares of common stock for consulting services. The Company recorded expenses totaling $ $4,082,614 and prepaid expenses totaling $234,350..

Included in the 9,503,900 shares issued were a total of 2,515,000 restricted, unregistered common shares representing consulting services valued at the fair value of services provided totaling $1,346,861. These restricted shares were issued as follows: During February 2003, the Company issued 750,000 shares of the Company's restricted, unregistered common stock to nineteen individuals and six unrelated companies for various consulting services relating to offering costs associated with the 2003 private placement financings. The shares were valued at the fair value of services provided totaling $213,750. In February 2003, the Company issued an aggregate 1,065,000 shares of the Company's restricted, unregistered common stock to two individuals, in payment of product development consulting services provided valued at the fair value of services provided totaling $404,523. During August 2003, the Company issued 700,000 shares of restricted, unregistered common stock to two entities in compensation for professional consulting services consisting of marketing, business development, and business strategy services valued at the fair value of services provided totaling $728,588.

Included in the 9,503,900 shares of common stock issued for consulting services in 2003 were a total of 6,988,900 shares of common shares registered under an S-8 filing were issued for services valued at the fair market value of the date of the stock issuance or in payment of balances due on services rendered totaling, in aggregate $2,970,103 as follows: From October, 2002 until September, 2003 the Company issued 2,250,000 common shares valued at $1,004,960, the fair market value on the date of issuance, were issued to two individuals for litigation and general corporate legal services rendered. From October, 2002 until March, 2003, the Company issued in aggregate 4,738,900 common shares valued at $ $1,965,143, the fair value at date of issuance were issued to three individuals for intellectual property and product research and development related consulting services. As of September 30, 2003, $234,350 relating to 120,800 of the 6,988,900 shares issued was recorded in prepaid expenses valued at the closing market price on September 30, 2003 of $1.94 per share.

For the fiscal year ended September 30, 2004 the Company issued in aggregate 1,913,354 shares of common stock for consulting services. The Company recorded expenses totaling $2,578,047 as follows:

During fiscal 2004, the Company issued in aggregate 1,213,354 shares of restricted, unregistered common stock in exchange for services valued at the fair value of serviced provided totaling $1,520,047 as follows: During January 2004 the Company issued 58,881 shares of restricted, unregistered common stock to two companies in compensation of professional construction services valued at the fair value of the services provided totaling $65,166. During March 2004 the Company issued 150,000 shares of restricted unregistered common stock in the name of one company in partial compensation of equipment purchased. During June, 2004 it was agreed by the Company and the entity that the entity would not accept the shares in lieu of partial payment and the 150,000 shares were cancelled. In July 2004 the Company issued 790,000 shares of restricted, unregistered common stock to two individuals and 3 companies in remuneration for and payment of debts relating to research, product development, marketing, business development, and business strategy services valued at the fair value of services provided totaling $790,000. During August 2004, the Company issued 364,373 shares of restricted, unregistered common stock to one officer and one consultant in remuneration for product development, intellectual property, marketing, and business advisory services services performed in fiscal 2003 and valued at the fair market value of the stock issued which equaled the fair value of services provided of $664,881.

During fiscal 2004, the Company issued in aggregate 700,000 shares registered under an S-8 registration statement to two individuals for legal, product development, and intellectual property services valued at the fair market value of the stock issued which equaled the fair value of services provided of $1,058,000, the fair market value on the date of the share issuances.

During December 2003, the Company issued 140,160 shares of restricted, unregistered common stock to the Company's landlord in lieu of 2 month's rent on a commercial facility valued at $147,168, the market value of the rents.

                        COMPOSITE TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003 AND
      FOR THE PERIOD FROM MARCH 28, 2001 (INCEPTION) TO SEPTEMBER 30, 2004


INVESTMENTS IN OTHER COMPANIES

On December 4, 2001, the Company issued 42,500 shares of the Company's restricted, unregistered common stock in exchange for 37,335 shares of restricted, unregistered privately held AMJ common stock. This transaction was valued at $191,450, the fair value of the investment.

CONVERSION OF SHORT-TERM LOANS

In July and September 2002, the Company issued an aggregate 515,297 shares of the Company's restricted, unregistered common stock to two separate individuals, both of whom were existing shareholders of the Company, for conversion of short-term working capital. These transactions were valued at $90,000, which equaled the outstanding debt. Since there was not a liquid market for the Company's restricted common stock in 2004, the fair value of the debt forgiven was utilized, as appropriate under SFAS 123 "Accounting for Stock Based Compensation."

In February 2003, the Company issued an aggregate 300,000 shares of the Company's restricted, unregistered common stock to an individual, who was an existing shareholder of the Company, for conversion of $30,000 of a short-term working capital loan and $13,101 in accrued but unpaid interest. Since there was not a liquid market for the Company's restricted common stock in 2004, the fair value of the debt and unpaid interest forgiven was utilized, as appropriate under SFAS 123 "Accounting for Stock Based Compensation."

LEGAL SETTLEMENT

In February 2003, the Company issued 1,500,000 shares of restricted, unregistered common stock valued at $93,750, or $0.0625 per share, which represented a value consistent with the issuance of similar securities, namely the value of the restricted common stock issued in conjunction with the Series E and Series H private placements of $0.042 and $0.072 per share respectively, in connection with the settlement of the matter of Transmission Technology Corporation, et. al. v. Tom Sawyer See Note 8 for additional litigation disclosure.

During the year ended September 30, 2004, 675,000 shares of common stock was issued, valued at $739,000 for legal settlements related to Gary Cope and Robert Nikoley V.l Composite Technology Corporation, et. al litigation. See Note 8 for additional litigation disclosure. The common stock issued was valued at the market closing price of the Company's common stock as quoted on the NASDAQ Electronic Bulletin Board on the date of issue.

CASH

From July 2002 until August, 2002, the Company issued an aggregate 399,123 shares of the Company's restricted, unregistered common stock to three separate persons in return for $86,000 in cash. Each of the shares issued carried a warrant to acquire an equal number of restricted, unregistered common stock at an exercise price of $0.50 that shall expire on July 12, 2006. At the date of issuance, the warrants were valued at approximately $0.05 per share and were recorded as paid in capital.

During December 2002, the Company sold an aggregate 6,400 Units, in conjunction with a Private Placement Memorandum, for gross proceeds of $11,520. Each Unit consisted of 10 shares of restricted, unregistered common stock, 10 Series A warrants, and five Series B warrants. Each Series A warrant entitles the holder to purchase one share of common stock at a price of $0.35 per share and expired in December 2003.

Each Series B warrant entitles the holder to purchase one share of common stock at $0.60 per share and expired on June 30, 2004. One of these investors rescinded his investment and his 34,000 shares and all the warrants were cancelled effective in fiscal 2004. The value of the warrants at the date of issuance was determined using the Modified Black-Scholes-Merton option pricing model at a combined total of $752.

                        COMPOSITE TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003 AND
      FOR THE PERIOD FROM MARCH 28, 2001 (INCEPTION) TO SEPTEMBER 30, 2004


During the first and second quarters of fiscal 2003, under a Private Placement Memorandum ("Series E PPM"), the Company sold an aggregate 2,954,000 Units to 52 individuals and entities for gross proceeds of $295,400. Each Unit consists of one share of unregistered, restricted common stock and one Series E warrant to purchase one share of unregistered, restricted common stock. Each Series E warrant entitled the holder to purchase a share of common stock at $0.25 per share and expired on December 1, 2004. The value of the warrants was determined using the Modified Black-Scholes-Merton option pricing model at a value of $0.058 per warrant and $171,332 was accounted for as Paid in Capital - Series E warrants.

During February and March 2003, pursuant to Private Placement Memoranda, the Company sold an aggregate 3,465,500 Units for gross proceeds of $716,375. Each Unit consisted of one share of restricted, unregistered common stock and one Series H warrant to purchase one share of unregistered, restricted common stock. Each Series H warrant entitles the holder to purchase one share of common stock at $0.50 per share and expires at the earlier of January 30, 2005 or three weeks following written notification by the Company that its common stock closed at or above $0.75 per share for five consecutive trading days. In addition, the Series H warrants can be redeemed by the Company for $0.001 each if a Registration Statement covering the shares underlying the Series H warrants has been declared effective and the Company's common stock closes at or above $0.50 for five consecutive days. The value of the warrants was determined using the Modified Black-Scholes-Merton option pricing model at a value of $0.103 per warrant and $356,945 was accounted for as Paid in Capital - Series H warrants. The Company incurred offering costs of $234,350 related to this offering, consisting of warrants to purchase 200,000 unregistered, restricted shares of common stock, with the same terms as those issued to the investors, valued at $20,600 and 750,000 unregistered, restricted shares of common stock valued at $213,750.

During March through September 2003, pursuant to Private Placement Memoranda, or Series I PPM, we sold an aggregate 150,000 Units to one entity and one individual for cash proceeds of $350,000; an additional 10,000 Units were issued in compensation valued at $25,000 for the arrangement of the financing. Each Unit consisted of 10 shares of restricted, unregistered common stock and 10 Series I warrants to purchase one share of unregistered, restricted common stock. Each Series I warrant entitles the holder to purchase a share of common stock at $0.50 per share and expires on March 30, 2005. The value of the warrants was determined using the Modified Black-Scholes-Merton option pricing model at a value of $0.191 per warrant and $305,600 was accounted for as Paid in Capital - Series I warrants for both the 1,500,000 warrants issued for cash and the 100,000 warrants issued for financing costs.. In the subscription agreement there was a conditional provision for the issue of up to an additional 550,000 Units to the entity and the individual, however, the proceeds in payment were never received; an additional 40,000 Units that were to be issued in connection with the perfection of the subscription were cancelled due to non-performance. The matter is now subject to litigation as discussed in Note 7 above under Composite Technology Corporation v. Acquvest, Inc., Paul Koch, Victoria Koch, Patricia Manolis, and Michael Tarbox. The 4,400,000 shares and 4,400,000 Series I warrants related to the 550,000 Units subscribed to under the conditional provision were issued by the transfer agent, were being held by the attorney handling the matter for us, and were cancelled in October 2003. The above 10,000 Units issued in compensation are themselves the subject of separate litigation that is preventing their exercise.

During August 2003, pursuant to Private Placement Memoranda, or Series O PPM, the Company sold an aggregate 16,667 Units for gross proceeds of $50,000. Each Unit consisted of 10 shares of restricted, unregistered common stock and five Series O warrants to purchase one share of unregistered, restricted common stock. Each Series O warrant entitles the holder to purchase one share of common stock at $0.60 per share and expires at the earlier of June 30, 2005 or three weeks following written notification by the Company that its common stock closed at or above $0.90 per share for 10 consecutive trading days. In addition, the Series O warrants can be redeemed by the Company for $0.001 each if a Registration Statement covering the shares underlying the Series O warrants has been declared effective and the Company's common stock closes at or above $0.90 for 10 consecutive days. The value of the warrants was determined using the Modified Black-Scholes-Merton option pricing model at a value of $0.263 per warrant for a total of $21,917and was accounted for as Paid in Capital - Series O warrants.

During September 2003, pursuant to Private Placement Memoranda, or Series N PPM, the Company sold an aggregate 50,000 Units for gross proceeds of $125,000. Each Unit consisted of 10 shares of restricted, unregistered common stock and 10 Series N warrants to purchase one share of unregistered, restricted common stock. Each Series N warrant entitles the holder to purchase one share of common stock at $0.50 per share and expires at the earlier of June 30, 2005 or three weeks following written notification by the Company that its common stock closed at or above $0.75 per share for 10 consecutive trading days. In addition, the Series N warrants can be redeemed by the Company for $0.001 each if a Registration Statement covering the shares underlying the Series N warrants has been declared effective and the Company's common stock closes at or above $0.75 for 10 consecutive days. The value of the warrants was determined using the Modified Black-Scholes-Merton option pricing model at a value of $0.258 per warrant and was accounted for as Paid in Capital - Series N warrants of $124,500 equal to the total consideration paid of $125,000 less the par value of the stock issued.

During September 2003, pursuant to Private Placement Memoranda, the Company sold an aggregate of 311,240 restricted unregistered shares of common stock at prices between $0.65 and $1.00 per share for gross proceeds of $277,500.

During September 2003, pursuant to Private Placement Memoranda, or Series P PPM, the Company sold an aggregate 332,500 Units for gross proceeds of $1,330,000. In the first quarter of fiscal 2004, the Company sold an aggregate of 60,000 Series P Units to 8 individuals for gross proceeds of $240,000Each Unit consisted of 10 shares of restricted, unregistered common stock and two Series P warrants to purchase one share of unregistered, restricted common stock. Each Series P warrant entitles the holder to purchase one share of common stock at $0.80 per share and expires at the earlier of July 30, 2005 or three weeks following written notification by the Company that its common stock closed at or above $1.20 per share for 10 consecutive trading days. In addition, the Series P warrants can be redeemed by the Company for $0.001 each if a Registration Statement covering the shares underlying the Series P warrants has been declared effective and the Company's common stock closes at or above $1.20 for 10 consecutive days. The value of the warrants was determined using the Modified Black-Scholes-Merton option pricing model at a value of $1.212 per warrant for a total of $805,908 for the fiscal 2003 issuance and $145,440 for the fiscal 2004 issuance and each was accounted for as Paid in Capital - Series P warrants.

                        COMPOSITE TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003 AND
      FOR THE PERIOD FROM MARCH 28, 2001 (INCEPTION) TO SEPTEMBER 30, 2004


During November 2003, pursuant to a Private Placement Memoranda, we sold an aggregate of 89,360 restricted unregistered shares of common stock to 5 individuals at a price of $1.40 per share for gross proceeds of $125,104.

In December 2003, the Company issued 2,400,000 Units for cash proceeds of $2,790,000 net of offering costs of $210,000 ("December Offering"). The December Offering was subscribed by 5 investment funds. Each unit consisted of one share of the Company's unregistered restricted common stock and 0.5 warrant to purchase one share of the Company's unregistered restricted common stock at an exercise price of $2.04 per share. The warrants vest immediately and expire in December 2008. The Company has the right to call the warrants if the closing price of the Company's common stock is greater than 200% of the exercise price of the warrants for 20 consecutive trading days. The value of the December Offering warrants was determined using the Modified Black-Scholes-Merton option pricing model at a value of $1.877 per warrant and the value of $2,252,400 was accounted for as Paid in Capital - December Offering Warrants.. In June 2004, the Company offered the warrant holders, for a limited period of time, the opportunity to exercise their warrants at a reduced strike price of $0.50. Pursuant to this offer, the Company issued 1,000,000 shares of the Company's unregistered, restricted common stock against receipt of $500,000. One holder of 200,000 warrants did not take advantage of this right. In connection with this offering, one professional company was issued with an additional 120,000 warrants on the same terms as the original offering. As a result of this transaction, we recorded additional Paid in Capital and Legal, Consulting, and Professional expenses of $1,433,880 resulting from the modification of the warrant terms. The 120,000 warrants issued to the professional services firm were valued using the Modified Black-Scholes-Merton option pricing model at $1.277 per warrant and $153,207 in additional Paid in Capital and Legal, Consulting, and Professional expenses were recorded.

RED GUARD OPTIONS

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

The following table summarizes all Red Guard Option activity from the grant date through September 30, 2004:


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
                                                     ==========   ============

                        COMPOSITE TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003 AND
      FOR THE PERIOD FROM MARCH 28, 2001 (INCEPTION) TO SEPTEMBER 30, 2004


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

From February 20, 2002 to March 31, 2002, the Company granted an aggregate 5,200,000 options to six consulting professionals in consideration for legal, intellectual property, product development, business development and marketing services to purchase an equivalent number of shares registered under the Company's Form S-8, filed in February 2002 for services to be rendered over the next five years from the grant date. The options were issued at exercise prices between $0.08 and $2.00 per share. These options expire at various dates between March 31, 2003 and December 31, 2011. On March 31, 2002, 2,000,000 of these options were exercised and on January 12, 2003, 250,000 were cancelled. Between September 2003 and August 2004, 1 of these consulting professionals has exercised a total of 320,000 options to acquire common shares of CTC.

On August 27, 2002, the Company granted 750,000 options to a consulting professional for product development services to purchase an equivalent number of shares registered under the Company's Form S-8, filed in February 2002 for services to be rendered over the next one year from the grant date. The options were issued at an exercise price of $0.50 per share. The options vested as follows: 150,000 immediately upon issue and 150,000 per year on the grant anniversary date from April 1, 2003 through April 1, 2006. These options were cancelled March 31, 2003.

The Company recorded deferred compensation of $2,102,532 related to the options granted from February 20, 2002 to March 31, 2002 and the 750,000 options granted on August 27, 2002. The Company recorded compensation expense of $298,820, $572,549 and $868,237 during the years ended September 30, 2004, 2003 and 2002, respectively, for the value of the legal, consulting, and research and development services rendered during those years.

In February, 2003, 3 employees received an aggregate of 750,000 options to purchase an equivalent number of shares registered under the Company's Form S-8, filed in February 2002 at an exercise price of $0.25. These options expire December 31, 2011 and vest at a rate of 150,000 per year. Since issuance, 2 of these employees have been granted cashless exercise of certain of these options at the market rate on the day of exercise, resulting in the cancellation of 215,682 of the options in payment for the exercise of 84,318 options to acquire common shares of CTC. See Restatement Footnote 2 Regarding the Modificiation of the Option Grants.

In July 2003, an employee received 250,000 options to purchase an equivalent number of shares registered under the Company's Form S-8, filed in February 2002 at an exercise price of $0.25; 50,000 of these options were exercised in fiscal 2003 with the shares issued in fiscal 2004. These options expire December 31, 2011. The remaining options vest at a rate of 50,000 per year.

                        COMPOSITE TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003 AND
      FOR THE PERIOD FROM MARCH 28, 2001 (INCEPTION) TO SEPTEMBER 30, 2004


In August 2003, 4 employees and a legal and business advisory consultant received an aggregate of 2,950,000 options to purchase an equivalent number of shares registered under the Company's Form S-8, filed in February 2002 at an exercise price of $0.53. These options expire December 31, 2011. Since issuance, 3 of these employees have been granted cashless exercise of certain of these warrants at the market rate on the day of exercise, resulting in the cancellation of 730,986 of the options in payment for the exercise of 144,014 options to acquire common shares of CTC. The remaining options vest on a quarterly schedule.

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

Cashless exercises: During fiscal 2004, the Company allowed for the cashless exercise of 280,265 options at exercise prices of between $0.25 and $1.00 per share resulting in the issuance of 237,220 shares of common stock. Under the guidance issued by FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, a cashless exercise is considered to be a modification of option grant terms and requires that the intrinsic value of the settlement to be included as additional compensation expense. The cashless exercises in 2004 resulted in an additional $364,277 in compensation expense (see Footnote 2). The Company does not intend to allow for future cashless exercises of stock options.

The following table summarizes the Stock Plan stock option activity from the conversion of the Plan through September 30, 2004.

                        COMPOSITE TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003 AND
      FOR THE PERIOD FROM MARCH 28, 2001 (INCEPTION) TO SEPTEMBER 30, 2004


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

                        COMPOSITE TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003 AND
      FOR THE PERIOD FROM MARCH 28, 2001 (INCEPTION) TO SEPTEMBER 30, 2004


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

                        COMPOSITE TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003 AND
      FOR THE PERIOD FROM MARCH 28, 2001 (INCEPTION) TO SEPTEMBER 30, 2004

                                                  2004                2003                2002
                                             --------------      --------------      --------------
Net loss
     As reported                             $  (14, 687,874)     $   (6,751,252)     $   (4,518,082)
     Add stock based employee
         compensation expense
         included in net income,
         net of tax                                      --                  --                  --
     Deduct total stock based employee
         compensation expense determined
         under fair value method for all
         awards, net of tax                        (642,594)            (73,520)                 --
                                             --------------      --------------      --------------

     PRO FORMA                               $  (15,330,468)     $   (6,824,772)     $   (4,518,082)
                                             ==============      ==============      ==============

 Earnings per common share
     Basic - as reported                     $        (0.14)     $        (0.08)     $        (0.07)
     Basic - pro forma                       $        (0.14)     $        (0.08)     $        (0.07)
     Diluted - as reported                   $        (0.14)     $        (0.08)     $        (0.07)
     Diluted pro forma                       $        (0.14)     $        (0.08)     $        (0.07)


For purposes of computing the pro forma disclosures required by SFAS No. 123, the fair value of each option granted to employees and directors is estimated using the Modified Black-Scholes-Merton option-pricing model with the following weighted-average assumptions for the year ended September 30, 2004: dividend yield of 0%, expected volatility of 80.3%, risk-free interest rate of 4.14%, and expected life of 7.3 years. All options granted during fiscal 2003 and 2004 were granted at the market price for common stock on the day of the grant decision. Stock options were not granted to employees or directors during the year ended September 30, 2002.

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

During fiscal year 2004, the company issued a total of 237,220 common shares, net of 43,045 shares recalled, pursuant to the cashless exercise of stock options by employees of the company. Under the guidelines of FIN 44, the Company accounted for the cashless exercises as a modification of option grant and recorded a total of $364,277 of additional compensation charges recorded as compensation expense. The company does not intend to allow for future cashless exercises of stock options.

                        COMPOSITE TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003 AND
      FOR THE PERIOD FROM MARCH 28, 2001 (INCEPTION) TO SEPTEMBER 30, 2004


WARRANTS

The Company issues warrants to purchase common shares of the Company either as compensation for consulting services provided or as additional incentive for investors who purchase unregistered, restricted common stock, as indicated in the sequence of Private Placements in fiscal 2003 and 2004. The value of warrants issued for compensation is accounted for as a non-cash expense to the Company at the fair value of the warrants issued. The value of warrants issued in conjunction with financing events is either a reduction in paid in capital for common issuances or as a discount for debt issuances. The Company values the warrants at fair value as calculated by using the Modified Black-Scholes-Merton option-pricing model. See Note 4 for the assumptions used to value warrants issued.

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

On October 18, 2001, the holder of the Warrant to purchase shares of the Company's common stock exercised 7,940 warrants and purchased 7,940 shares of restricted, unregistered common stock for $10,000 cash. These shares were included in the total Common shares recapitalized on November 3, 2001. The remaining warrants have been modified to be exercisable by the holder to purchase an equivalent number of unregistered Common shares of the Company. As of September 30, 2004, there were 1,897,660 warrants outstanding to purchase an equivalent number of the Company's Common shares at $1.26 per share.

From July 2002 until August, 2002, in conjunction with a series of private equity placements, the Company issued in aggregate 399,123 warrants to purchase shares of the Company's restricted, unregistered common at an exercise price of $0.50 that shall expire on July 12, 2006. At the date of issuance, the warrants were valued at $0.05 per share.

During December 2002, in conjunction with a Private Placement Memorandum, the Company issued warrants to purchase 64,000 Series A warrants, and 32,000 Series B warrants. Each Series A warrant entitles the holder to purchase one share of common stock at a price of $0.35 per share and expired in December 2003. Each Series B warrant entitles the holder to purchase one share of common stock at $0.60 per share and expired on June 30, 2004. The value of the warrants at the date of issuance was determined using the Modified Black-Scholes-Merton option pricing model at a combined total of $752. All warrants had been cancelled unexercised as of September 30, 2004.

During the first and second quarters of fiscal 2003, under a Private Placement Memorandum ("Series E PPM"), the Company issued an aggregate 2,954,000 Series E warrants to purchase one share of unregistered, restricted common stock. Each Series E warrant entitled the holder to purchase a share of common stock at $0.25 per share and expired on December 1, 2004. The value of the warrants was determined using the Modified Black-Scholes-Merton option pricing model at a value of $0.058 per warrant and $171,332 was accounted for as Paid in Capital - Series E warrants. As of September 30, 2004, 1,860,000 warrants had been exercised and 1,394,000 were exercisable and outstanding.

During February and March 2003, pursuant to Private Placement Memoranda, the Company issued an aggregate 3,465,500 Series H warrants to purchase one share of unregistered, restricted common stock. Each Series H warrant entitles the holder to purchase one share of common stock at $0.50 per share and expires at the earlier of January 30, 2005 or three weeks following written notification by the Company that its common stock closed at or above $0.75 per share for five consecutive trading days. In addition, the Series H warrants can be redeemed by the Company for $0.001 each if a Registration Statement covering the shares underlying the Series H warrants has been declared effective and the Company's common stock closes at or above $0.50 for five consecutive days. The value of the warrants was determined using the Modified Black-Scholes-Merton option pricing model at a value of $0.103 per warrant and $356,945 was accounted for as Paid in Capital - Series H warrants. In conjunction with the Series H PPM, the Company issued 200,000 warrants, valued at $20,600 in payment of offering costs. All 3,665,500 warrants were called on July 19, 2004 resulting in the exercise of 3,660,500 warrants and the cancellation of 5,000 warrants.

During March through September 2003, pursuant to Private Placement Memoranda ("Series I PPM"), we issued an aggregate 6,000,000 Series I warrants. Each Series I warrant entitles the holder to purchase a share of common stock at $0.50 per share and expires on March 30, 2005. The value of the warrants was determined using the Modified Black-Scholes-Merton option pricing model at a value of $0.191 per warrant and $1,146,000 was accounted for as Paid in Capital
- Series I warrants Certain details of the Series I financing is currently under litigation as discussed in Note 7 above under Composite Technology Corporation
v. Acquvest, Inc., Paul Koch, Victoria Koch, Patricia Manolis, and Michael Tarbox. The 4,400,000 warrants attached to the units were cancelled by the company in fiscal 2004 resulting in a reduction of paid-in-capital - Series I warrants of $840,400. All of the remaining 1,600,000 warrants were outstanding as of September 30, 2004.

During August 2003, pursuant to Private Placement Memoranda, ("Series O PPM"), the Company issued 83,335 Series O warrants to purchase one share of unregistered, restricted common stock. Each Series O warrant entitles the holder to purchase one share of common stock at $0.60 per share and expires at the earlier of June 30, 2005 or three weeks following written notification by the Company that its common stock closed at or above $0.90 per share for 10 consecutive trading days. In addition, the Series O warrants can be redeemed by the Company for $0.001 each if a Registration Statement covering the shares underlying the Series O warrants has been declared effective and the Company's common stock closes at or above $0.90 for 10 consecutive days. The value of the warrants was determined using the Modified Black-Scholes-Merton option pricing model at a value of $0.263 per warrant for a total of $21,917 and was accounted for as Paid in Capital - Series O warrants. All of the Series O warrants were outstanding as of September 30, 2004.

During September 2003, pursuant to Private Placement Memoranda, ("Series N PPM"),the Company issued 500,000 Series N warrants to purchase one share of unregistered, restricted common stock. Each Series N warrant entitles the holder to purchase one share of common stock at $0.50 per share and expires at the earlier of June 30, 2005 or three weeks following written notification by the Company that its common stock closed at or above $0.75 per share for 10 consecutive trading days. In addition, the Series N warrants can be redeemed by the Company for $0.001 each if a Registration Statement covering the shares underlying the Series N warrants has been declared effective and the Company's common stock closes at or above $0.75 for 10 consecutive days. The value of the warrants was determined using the Black-ScholesModified Black-Sholes-Merton option pricing model at a value of $0.258 per warrant and was accounted for as Paid in Capital - Series N warrants of $124,500 equal to the total consideration paid of $125,000 less the par value of the stock issued. All of the Series N warrants were outstanding as of September 30, 2004.

In April 2003, the Company granted 49,999 Series K warrants valued at $11,750 using the Black-ScholesModified Black-Sholes-Merton option pricing model as payment for a legal settlement. Each Series K warrant entitles the holder to purchase one share of restricted unregistered common stock at $0.50 per share and expires on September 30, 2005. The Company recorded legal expense and Paid in Capital - Series K warrants for the $11,750. All of the Series K warrants were outstanding as of September 30, 2004. During fiscal 2004, 16,667 warrants were exercised. As of September 30, 2004, 33,332 Series K warrants were exercisable and outstanding.

In April 2003, the Company granted 250,000 Series L warrants valued at $61,250 using the Black-ScholesModified Black-Sholes-Merton option pricing model as payment for services rendered recorded as legal expense and Paid in Capital - Series L warrants. Each Series L warrant entitles the holder to purchase one share of restricted unregistered common stock at $0.42 per share and expires on April 8, 2006. All of the Series L warrants were outstanding as of September 30, 2004.

In September 2003, 317,500 warrants were exercised at an exercise price of $0.25 per share for proceeds of $79,375. The Company issued the stock in fiscal 2004 and recorded the 2003 transactions as Committed Stock in 2003. No other warrants were exercised prior to September, 2003.

During September 2003, pursuant to Private Placement Memoranda, ("Series P PPM") the Company issued an aggregate 665,000 Series P warrants. In the first quarter of fiscal 2004, the Company issued an aggregate of 120,000 Series P warrants. Each Series P warrant entitles the holder to purchase one share of common stock at $0.80 per share and expires at the earlier of July 30, 2005 or three weeks following written notification by the Company that its common stock closed at or above $1.20 per share for 10 consecutive trading days. In addition, the Series P warrants can be redeemed by the Company for $0.001 each if a Registration Statement covering the shares underlying the Series P warrants has been declared effective and the Company's common stock closes at or above $1.20 for 10 consecutive days. The value of the warrants was determined using the Black-ScholesModified Black-Sholes-Merton option pricing model at a value of $1.212 per warrant for a total of $805,908 for the fiscal 2003 issuance and $145,440 for the fiscal 2004 issuance and each was accounted for as Paid in Capital - Series P warrants. All 785,000 of the Series P warrants were outstanding as of September 30, 2004.

In November 2003, the Company made an offer to the holders of the Series E and Series H warrants that if the holders exercised their warrants before December 10, 2003, the holder would receive one Series R warrant to purchase 1 share of unregistered restricted common stock for every 5 Series E or H warrants exercised. Each Series R warrant entitles the holder to purchase one share of common stock at $1.95 per share and expires on December 30, 2005. In addition, the Series R warrants can be redeemed by the Company for $0.001 each if a Registration Statement covering the shares underlying the Series R warrants has been declared effective and the Company's common stock closes at or above $3 for 10 consecutive days and if the shares underlying the warrants have been registered. In December 2003, the Company issued 58,500 Series R warrants to 13 individuals. The value of the Series R warrants was determined using the Black-ScholesModified Black-Sholes-Merton option pricing model at a value of $1.814 per warrant and was accounted for as Paid in Capital - Series R warrants and Legal, Consulting, and Professional expense in the amount of $106,120. All of the Series R warrants were outstanding as of September 30, 2004.

In December 2003, in conjunction with the December offering private placement, the Company issued 1,200,000 December Offering warrants to purchase one share of the Company's unregistered restricted common stock at an exercise price of $2.04 per share. The warrants vest immediately and expire in December 2008. The Company has the right to call the warrants if the closing price of the Company's common stock is greater than 200% of the exercise price of the warrants for 20 consecutive trading days. The value of the December Offering warrants was determined using the Black-ScholesModified Black-Sholes-Merton option pricing model at a value of $1.877 per warrant and the value of $2,252,400 was accounted for as Paid in Capital - December Offering Warrants. In June 2004, the Company offered the warrant holders, for a limited period of time, the opportunity to exercise their warrants at a reduced strike price of $0.50. Pursuant to this offer, the Company issued 1,000,000 shares of the Company's unregistered, restricted common stock against receipt of $500,000. One holder of 200,000 warrants did not take advantage of this right. In connection with this offering, one professional company was issued with an additional 120,000 warrants on the same terms as the original offering. As a result of this transaction, we recorded additional Paid in Capital and Legal, Consulting, and Professional expenses of $1,433,880 resulting from the modification of the warrant terms. The 120,000 warrants issued to the professional services firm were valued using the Black-ScholesModified Black-Sholes-Merton option pricing model at $1.277 per warrant and $153,207 in additional Paid in Capital and Legal, Consulting, and Professional expenses were recorded. 320,000 December offering warrants with an exercise price of $2.04 were outstanding as of September 30, 2004.

In September 2004, the Company issued 1,427,000 Series S warrants valued at $918,376 using the Black-ScholesModified Black-Sholes-Merton option pricing model for payment of consulting services to 7 individuals and 2 entities and for settlement of certain disputes relating to such services. Each Series S warrant is exercisable at $1.00 per share for the purchase of restricted unregistered common stock. The warrants are callable at $1.00 per share and expire on July 17, 2007. The Company recognized $918,376 of compensation expense for services rendered. All of the Series S warrants were outstanding as of September 30, 2004.

In September 2004, the Company issued 160,000 Series T warrants for services rendered valued at $0.644 per warrant using the Modified Black-Sholes-Merton option pricing model in payment of services rendered relating to the capital lease transaction.. Each Series T warrant is exercisable at $1.00 per share for the purchase of restricted unregistered common stock. The warrants are non-callable and expire on July 17, 2008. The Company recognized $105,915 of compensation expense for services rendered. All of the Series T warrants were outstanding as of September 30, 2004.

In connection with the convertible debenture offering , the Company issued in August 2004, 1,726,973 "Debenture" warrants valued using the Modified Black-Scholes-Merton option pricing model at $3,220,972 and exercisable at $1.75 per share and 1,726,973 "Debenture" warrants valued at $3,143,091 and exercisable at $1.82 per share. Both are exercisable for the purchase of restricted unregistered common stock, are non-callable and expire August 17, 2008. Registration rights were attached to these warrants. The $6,364,063 value of the debenture warrants were recorded as a discount to the $15,000,000 Convertible Debt. SEE, NOTE 11.

In September 2004, the Company issued 500,000 Series U warrants for services rendered valued at $615,012 using the -Scholes option pricing model. The Series U warrant is exercisable at $1.82 per share for the purchase of restricted unregistered common stock. The warrants are callable and expire on August 18, 2008. The Company recognized $615,012 of compensation expense for services rendered related to the $15,000,000 Debenture financing.

During fiscal 2004, a total of 1,000,000 "December" offering warrants were exercised at an exercise price of $0.50 per warrant resulting in $500,000 in cash consideration paid to the company. A total of 1,860,000 "Series E" warrants were exercised at a price of $0.25 per warrant resulting in $477,500 in cash consideration paid to the company. A total of 3,665,500 "Series H" warrants were exercised at an exercise price of $0.50 per share resulting in cash consideration paid of $1,832,750. A total of 193,055 "Numbered" warrants were exercised at an exercise price of $0.50 per share resulting in consideration of $96,528 received by the Company.

During fiscal 2004, a total of 4,501,000 warrants were cancelled by the Company:
4,400,000 Series I warrants subject to litigation and valued at $0 per warrant due to no paid in capital assigned at issuance were cancelled, see note 8, 32,000 Series B warrants were rescinded by the investor, 64,000 Series A warrants expired, and 5,000 Series H warrants that were called were not exercised and were therefore cancelled by the company. The Company recorded a $2,500 Common stock adjustment to Paid in Capital and General and Administrative expense as a result of these cancellations.

                        COMPOSITE TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003 AND
      FOR THE PERIOD FROM MARCH 28, 2001 (INCEPTION) TO SEPTEMBER 30, 2004


The following table presents warrant activity through September 30, 2004:

                                                                    Weighted-
                                                                     Average
                                                    Number          Exercise
                                                  of Shares           Price
                                                  ----------      -----------

 Outstanding, March 18, 2001 (inception)                  --      $        --
     Granted                                       1,905,600      $      1.26
                                                 -----------

Outstanding, September 30, 2001                    1,905,600      $      1.26
     Granted                                         848,630      $      0.50
     Exercised                                        (7,940)     $      1.26
                                                 -----------

 Outstanding, September 30, 2002                   2,796,290      $      1.06
     Granted                                      14,568,834      $      0.46
     Exercised                                      (267,500)     $      0.29
                                                 -----------

OUTSTANDING, SEPTEMBER 30, 2003                   17,398,457      $      0.55
     Granted                                       7,039,446      $      1.58
     Exercised                                    (6,735,222)     $      0.42
     Cancelled                                    (4,501,000)     $      0.49
                                                 -----------

OUTSTANDING, SEPTEMBER 30, 2004                   13,201,681      $      1.08
                                                 ===========

EXERCISABLE, SEPTEMBER 30, 2004                   13,201,681      $      1.08
                                                 ===========

                        COMPOSITE TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003 AND
      FOR THE PERIOD FROM MARCH 28, 2001 (INCEPTION) TO SEPTEMBER 30, 2004


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
                                                            ===========



During the year ended September 30, 2004, the valuation allowance increased by $2,256,000. As of September 30, 2004, the Company had net operating loss carry-forwards for federal and state income tax purposes of approximately $23,117,771 and $23,117,771, respectively. The net operating loss carry-forwards begin expiring in 2020 and 2010, respectively. The amount and availability of the net operating loss carry-forwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three-year, look-back period, whether there is a deemed more than a 50% change in control, the applicable long-term tax exempt bond rate, continuity of historical business, and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carry-forwards.

                        COMPOSITE TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003 AND
      FOR THE PERIOD FROM MARCH 28, 2001 (INCEPTION) TO SEPTEMBER 30, 2004


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

On September 30, 2002, the Company and Red Guard consummated a transaction, whereby Red Guard exchanged 100% of the issued and outstanding Series A preferred stock, all accrued but unpaid dividends, certain short-term working capital loans, and all accrued but unpaid interest in return for all of the Company's investment interests in other companies, except for the investment in IPS. See also Note 7.

A short term non interest bearing loan made by one of Company's Directors to the Company was repaid in July 2004.

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

The investors also received warrants to purchase an aggregate of 3,453,947 shares of common stock, 50% of which are at an exercise price of $1.75 per share and the balance of which are at an exercise price of $1.82 per share. The warrants were valued using the Modified Black-Scholes-Merton option pricing model at an aggregate value of $6,364,063. The warrant value was recorded as Paid in capital and as a discount to the Convertible Debentures. The discount will be amortized to interest expense over the expected duration of the Convertible Debentures which are scheduled for repayment in August, 2007. No value was assigned to the convertible features of the debt offering. The Discount will be amortized ratably over the 36 month term of the debentures. From the date of issuance through September 30, 2004, a total of $265,169 was recorded to interest expense relating to this discount. The remaining balance will be amortized over the next 34 1/2 months at a rate of $176,782 per month for the duration of the Debentures.

On November 23, 2004, we reached an agreement with the four funds that purchased the Debentures to release the $10 million that was held in a custodian account. The $10 million was to be released periodically after the effectiveness of a registration statement filed by the Company on Form SB-2 pursuant to monthly optional redemptions. In consideration for such early release of the $10 million, each of the four funds was issued an additional warrant to purchase (in aggregate) 1,083,591 shares of our common stock with an exercise price of $3.23. The four funds also agreed to extend the deadlines for the filing of and effectiveness date of the registration statement. The additional warrants were valued using the Modified Black-Scholes-Merton option pricing model at $1.84 per warrant. The aggregate warrant value of $1,993,523 was recorded as Paid in Capital and Legal, Professional, and Consulting expense in Fiscal 2005.

NOTE 12 - SUBSEQUENT EVENTS

MANUFACTURING & DISTRIBUTION AGREEMENTS

Subsequent to year end September 30, 2004, CTC signed two "Manufacturing and Distribution Agreements" with General Cable Industries, Inc.

CONVERTIBLE DEBENTURES

Since year end and following negotiations with the institutional investors, the Company secured the release of the $10,000,000 which was originally placed in a Custodial Account. Refer to Note 3. A total of 1,083,592 additional warrants valued at $1,993,809 valued using the Modified Black-Scholes-Merton option pricing model were issued to the four institutional investors in conjunction with these negotiations. The funds were received on November 23, 2004.An additional amount of $307,500 was paid to Lane Capital upon release of the funds. Refer to Financial Considerations (MD&A).

LEASE COMMITMENTS

As part of the preparation for the ramp up of the Company's core production on November 23, 2004, the Company obtained approximately $1.4 million in lease financing commitments and has a firm offer for an additional $3 million in equipment lease financing.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        COMPOSITE TECHNOLOGY CORPORATION


                                        By: /s/ Benton H Wilcoxon
                                            --------------------------
                                            Benton H Wilcoxon
                                            Chief Executive Officer

Dated: August 8, 2005

In accordance with the Securities Exchange Act of 1934, as amended, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Benton H Wilcoxon
--------------------------
Benton H Wilcoxon
Chief Executive Officer,
Acting Chief Financial Officer and
Chairman

Dated: August 8, 2005


/s/ C. William Arrington
--------------------------
C. William Arrington
President and Director

Dated: August 8, 2005