Form 10-Q/A
period 2004-12-31
COMPOSITE TECHNOLOGY CORP
filed 2005-08-08
CIK 317477

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               Amendment No. 1 to
                                    FORM 10-Q
                                   (Mark One)
|X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

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

                        COMPOSITE TECHNOLOGY CORPORATION
      Amendment No. 1 to Form 10-Q for the Quarter ended December 31, 2004
                                Table of Contents


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



ITEM 1
                          PART 1 - FINANCIAL STATEMENTS
                        COMPOSITE TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
                      CONDENSED, CONSOLIDATED BALANCE SHEET
                                   (unaudited)


                                                                              December 31,    September 30,
                                                                                  2004           2004
                                                                              ------------    ------------
                                                                                                Restated
ASSETS

CURRENT ASSETS
Cash and cash equivalents                                                     $  9,700,117    $  2,930,615
Restricted Cash                                                                       --        10,010,060
Accounts receivable, net                                                         2,500,000       2,501,994
Inventory                                                                        1,132,742         788,799
Prepaid expenses and other current assets                                          372,241         378,052
                                                                              ------------    ------------
Total current assets                                                            13,705,100      16,609,520

PROPERTY AND EQUIPMENT, net                                                      1,510,428       1,253,123
OTHER ASSETS                                                                       206,279         218,600
                                                                              ------------    ------------
TOTAL ASSETS                                                                  $ 15,421,807    $ 18,081,243
                                                                              ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable - trade                                                      $  1,171,560    $  1,841,535
Accrued payroll and related expenses                                               119,003         122,621
Deferred revenue                                                                   564,750         564,750
Accrued officer compensation                                                       255,619         264,561
Deferred gain on sale of fixed assets                                               28,903          49,569
Lease obligation - current                                                         319,782         251,782
                                                                              ------------    ------------
Total current liabilities                                                        2,459,617       3,094,818
                                                                              ------------    ------------
LONG TERM LIABILITIES
Convertible notes, net of unamortized debt
   discount                                                                      9,431,446       8,901,106
Lease obligation - long-term                                                       596,306         482,600
                                                                              ------------    ------------
Total long-term liabilities                                                     10,027,752       9,383,706
                                                                              ------------    ------------
                  Total Liabilities                                           $ 12,487,369      12,478,524
                                                                              ------------    ------------
COMMITMENTS AND CONTINGENCIES SHAREHOLDERS' EQUITY Common stock, $0.001 par value 200,000,000 shares authorized
113,506,341 shares issued and outstanding                                          113,505         110,841
Deferred compensation - stock options                                             (322,600)       (362,925)
Additional paid-in capital                                                      35,260,639      32,294,159
Deficit accumulated during the development stage                               (32,117,106)    (26,439,356)
                                                                              ------------    ------------
Total shareholders' equity                                                       2,934,438       5,602,719
                                                                              ------------    ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                    $ 15,421,807    $ 18,081,243
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



                                        Three          Three           For the
                                        Months         Months          Period
                                        Ended          Ended           from March
                                        December       December        28,2001
                                        31,2004        31,2003         (Inception)
                                                                       to December 31,2004
                                       ------------    ------------    ------------------
                                                                        Restated
                                        (unaudited)    (unaudited)     (unaudited)
Revenue:
         Product Sales                 $     46,485    $       --      $     46,485
         Consulting Revenue                    --              --         2,500,000
                                       ------------    ------------    ------------
Total Revenue                          $     46,485            --      $  2,546,485

Cost of product sales sold                   30,894            --            30,894
Cost of consulting revenue                     --              --           314,548
                                       ------------    ------------    ------------
Gross margin                           $     15,591    $       --      $  2,201,043


OPERATING EXPENSES
Officer compensation                         55,385          95,000       1,495,285
General and administrative                  598,607         462,811       5,636,892
Legal, professional, and
consulting                                2,855,830         435,837      14,216,053
Research and development                  1,079,651         463,309       8,540,124
Sales and marketing                         272,789         311,617       2,894,081
Depreciation                                111,376           9,192         287,590
                                       ------------    ------------    ------------
Total operating expenses                  4,973,638       1,777,766      33,070,025
                                       ------------    ------------    ------------
LOSS FROM OPERATIONS                     (4,958,047)     (1,777,766)    (30,868,982)
                                       ------------    ------------    ------------
OTHER INCOME/EXPENSE
Interest expense                           (751,219)           --        (1,165,783)
Interest income                              27,260            --            41,157
Gain on sale of assets                        4,256            --            13,732
Carrying value impairment adjustment
on investments in other
companies                                      --              --          (137,230)
                                       ------------    ------------    ------------
Total other income/expense                 (719,703)           --        (1,248,124)
                                       ------------    ------------    ------------

NET LOSS                               $ (5,677,750)   $ (1,777,766)   $(32,117,106)
PREFERRED STOCK DIVIDENDS                      --             5,000            --
                                       ------------    ------------    ------------
NET LOSS AVAILABLE TO COMMON
SHAREHOLDERS                           $ (5,677,750)   $ (1,782,766)   $(32,117,106)
                                       ============    ============    ============
BASIC AND DILUTED
LOSS PER SHARE                         $       (.05)   $      (0.02)
Loss per share                                                  --
                                       =============   ============
TOTAL BASIC AND DILUTED
 LOSS PER SHARE
AVAILABLE TO COMMON
SHAREHOLDERS                           $        (.05)  $      (0.02)
                                       =============   ============
WEIGHTED-AVERAGE COMMON
SHARES OUTSTANDING                       111,814,117     99,398,246
                                       =============   ============


The accompanying notes are an integral part of these financial statements.

                        COMPOSITE TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
                CONDENSED, CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003
                                   (UNAUDITED)
              AND FOR THE PERIOD FROM MARCH 28, 2001 (INCEPTION) TO
                                December 31, 2004
                                   (UNAUDITED)

                                                                        For the
                                                                        Period from
                                                                        March 28,2001
                                               For the Three            (Inception)to
                                          Months Ended December 31,     December 31,
                                        ----------------------------    2004
                                            2004            2003        (unaudited)
                                        (unaudited)     (unaudited)     Restated
                                        ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                $ (5,677,750)   $ (1,777,766)   $(32,117,106)
Adjustments to reconcile
net loss to net cash used in
operating activities
Accretion of deferred gain                   (20,666)             --         (30,142)
Loss on sale of fixed assets                  16,410              --          16,410
Depreciation                                 111,376           9,192         287,590
Amortization of prepaid expenses
originally paid with common stock                 --         190,000         218,993
Interest on fixed conversion features        530,340              --         795,509
Expense related to fair value of
vested options                                40,325         104,451       1,341,675
Issuance of common stock for
services                                          --          28,050       8,585,555
Issuance of common stock for legal
services                                          --              --         832,750
Issuance of warrants for legal
settlement                                        --              --          11,750
Compensation expense related to
modification of options                           --              --         364,277
Compensation expense related to
Modification of warrants                          --              --       1,540,000
Compensation expense related to
issuances of common stock at
less than fair value                              --              --         603,500
Issuance of warrants for services          2,079,523              --       3,953,883
Carrying value impairment adjustment
on investments in other companies                 --              --         137,230

(Increase) decrease in Assets
Restricted Cash                           10,010,060              --              --
Inventory                                   (343,943)             --      (1,132,742)
Accounts Receivable                            1,994              --      (2,500,000)
Prepaid expenses                              66,053          74,036        (161,807)
Other Assets                                 (47,921)             --        (257,521)
Increase (decrease) in
Accounts payable - trade                    (669,974)        110,072       1,166,556
Accrued legal settlement                          --         (42,665)             --
Accrued payroll and related
expenses                                      (3,618)         79,911         119,003

Accrued interest payable                          --              --          13,101
Accrued officer compensation                  (8,942)             --         255,619
Deferred Revenue                                  --              --         564,750

                                        ------------    ------------    ------------
Net cash used in operating
activities                                 6,083,267      (1,224,719)    (15,391,167)
                                        ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment          (230,716)       (151,363)     (1,301,009)
Sale of property and equipment                93,015              --         593,015
Investments in other companies                    --              --         (40,000)
                                        ------------    ------------    ------------
Net cash provided by (used in)
Investing activities                        (137,701)       (151,363)       (747,994)
                                        ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Common stock subscription
receivable                                        --         (98,522)             --
Payment for costs associated with
the sale of common stock                          --        (220,030)       (237,030)
Proceeds from issuance of convertible
debenture                                         --              --      15,000,000
Proceeds from notes payable                       --              --         253,000
Payments on capital lease assets             (65,684)             --        (131,302)
Proceeds from sale of preferred stock             --              --         132,000
Proceeds from exercise of options             30,000              --         590,000
Proceeds from exercise of warrants           859,620         234,682       3,756,398
Proceeds from sale of common stock                --       3,265,105       6,476,211
                                        ------------    ------------    ------------
Net cash provided by financing
 activities                                  823,936       3,181,235      25,839,277
                                        ------------    ------------    ------------
Net increase/(decrease) in cash and
cash equivalents                        $  6,769,502    $  1,805,153    $  9,700,117
CASH AND CASH EQUIVALENTS, BEGINNING
OF PERIOD                                  2,930,615       1,130,498              --
                                        ------------    ------------    ------------
CASH AND CASH EQUIVALENTS, END OF
PERIOD                                  $  9,700,117    $  2,935,651    $  9,700,117
                                        ============    ============    ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION
INTEREST PAID                           $    220,879    $         --    $    629,927
INCOME TAX PAID                         $      1,600              --    $      1,600
                                        ============    ============    ============


The accompanying notes are an integral part of these financial statements.

Supplemental Schedule for Non Cash Financing Activities

During the first quarter of fiscal 2005, the Company approved for issuance 82,417 Series U warrants to two entities in connection with obtaining equipment lease financing for the Company. Each Series U warrant entitles the holder to purchase one share of unregistered, restricted common stock at $1.83 per share and expires on August 18, 2008. The Company may, subject to a 20 day notice, call the warrants if the common stock price is equal to or exceeds 200% of the exercise price. The Company valued the warrants using the modified Black-Scholes-Merton option pricing model with a risk free rate of 3.66%, a life of four years, a volatility of 73%, a 0% dividend rate and a market price of $1.83 per share. The Company recognized $85,714 of compensation expense for services rendered. The warrants have not been issued as of December 31, 2004.

During the first quarter of fiscal 2005, the Company issued 1,083,592 warrants in connection with obtaining an amendment to the Debenture held by Midsummer Investment, Ltd, Bristol Investment Fund, Ltd, Islandia L.P. and Omicron Master Trust. Each warrant entitles the holder to purchase one share of unregistered, restricted common stock at $3.23 per share and expires on November 19, 2008. The warrants were valued using the modified Black-Scholes-Merton option pricing model with a risk free rate of 3.66%, a life of four years, a volatility of 73%, a 0% dividend rate and a market price of $3.23 per share. The Company recognized $1,993,809 of compensation expense for services rendered.

During the three months ended December 31, 2004, 16,666 Series K warrants exercisable at $0.46 per warrant were exercised on a cashless exercise basis. The Company issued 28,352 shares of common stock as a result of these transactions.

During the three months ended December 31, 2004, 250,000 Series L warrants exercisable at $0.42 per warrant were exercised on a cashless exercise basis. The Company issued 229,000 shares of common stock as a result of this transaction.

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

In May, 2005, the Company also reclassified certain consulting related expenses in the Statement of Operations for the three months ended December 31, 2003.

Below is the effect to the Balance Sheet as of December 31, 2004 and the Statements of Operations for the three months ended December 31, 2003:

Balance Sheet as of December 31, 2004

                                            As Originally       Restatement                 As
                                              Reported           Adjustment              Restated
                                          -----------------  -----------------       -----------------
Shareholders' Deficit
 Additional paid-in capital               $      34,896,362  $         364,277   1   $      35,260,639
                                          -----------------  -----------------       -----------------
 Deficit accumulated during the
   development stage                            (31,752,829)          (364,277)  1   $     (32,117,106)
                                          -----------------  -----------------       -----------------
 Total stockholders' deficit              $       2,934,438                          $       2,934,438
                                          -----------------  -----------------       -----------------


Statement of Operations for Three months ended December 31,  2003

                                            As Originally       Restatement                 As
                                              Reported           Adjustment              Restated
                                          -----------------  -----------------       -----------------
Operating Expenses
General and administrative                $         745,736  $        (282,925)  2   $         462,811
                                          -----------------  -----------------       -----------------
Legal, Professional, and consulting                 572,083           (136,246)  2             435,837
                                          -----------------  -----------------       -----------------
Research and Development                            251,305            212,004   2             463,309
                                          -----------------  -----------------       -----------------
Sales and Marketing                                      --            311,617   2             311,617
                                          -----------------  -----------------       -----------------
Compensation expense related to fair
value of stock options legal                         64,125            (64,125)  2                  --
                                          -----------------  -----------------       -----------------
Compensation expense related to fair
value of stock options research and
development                                          40,325            (40,325)  2                  --
                                          -----------------  -----------------       -----------------
 Net loss                                 $      (1,777,766)  $             --       $      (1,777,766)
                                          ==================  =================      =================

1) During fiscal 2004, the Company allowed for the cashless exercise of non qualifying employee stock options to four former employees as part of the settlement of their option vesting and to one employee. A total of 280,265 shares were exercised between $0.25 per share and $1.00 per share. As a result of these transactions, the company had initially recorded $64,005 in compensation expense. Under FIN 44 "Accounting for Certain Transactions involving Stock Compensation", a cashless exercise where the exercise price is paid for by the stock being exercised is considered to be a modification of the option grant and the fair value of the transaction must be recorded as expense. For the 280,265 shares exercised, 237,220 shares of Common Stock of the Company were issued and additional compensation expense was recorded as follows: the fair value was determined using the difference between the closing market value of the Company's common stock on the date of each underlying transaction and the exercise price per share of the options exercised. For fiscal 2004, the total additional expense of $364,277 represents the fair value of the 280,265 shares, valued at $496,217 less the exercise cost of $65,935 and less the previously recorded expense of $64,005. No cashless exercises were transacted in the quarter ended December 31, 2004. The impact on earnings per share for the year ended September 30, 2004 was less than $0.01 on both a basic and fully diluted earnings per share.

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

The Company has adopted the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation cost other than that required to be recognized by APB No. 25, the difference between the fair value of the Company's common stock at the grant date and the exercise price of the options has been recognized. Had compensation cost for the Company's Stock Plan been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share for the three months ended December 31, 2004 and 2003 would have been increased to the pro forma amounts indicated below.

Options granted to employees and warrants issued for services were valued at fair value using the Modified Black-Scholes Merton Option pricing model. Assumptions used were a risk free rate of 3.66%, a dividend yield of 0%, a volatility of 73% and a time to maturity of the expected life at the option or warrant.

                                                   Three months      Three months
                                                      ended              ended
                                                 December 31,2004   December 31,2003
                                                 ----------------   ----------------
Net loss, as reported                            $     (5,677,750)  $     (1,777,766)
Add stock based employee compensation
expense included in net income, net of tax
Deduct total stock based employee compensation
Expense determined under fair value method
 for all awards, net of tax                              (419,242)           (75,242)
                                                 ----------------   ----------------
Net loss, pro forma                              $     (6,096,992)  $     (1,853,008)
                                                 ================   ================

Earnings per common share
Basic, as reported                               $          (0.05)  $          (0.02)
Basic, pro forma                                 $          (0.05)  $          (0.02)
Diluted, as reported                             $          (0.05)  $          (0.02)
Diluted, pro forma                               $          (0.05)  $          (0.02)


Principles of Consolidation

The consolidated financial statements include the accounts of CTC and its wholly owned subsidiaries (collectively, the "Company"). All significant inter-company accounts and transactions are eliminated in consolidation.

Research and Development Expenses

Research and development expenses are charged to operations as incurred.

Accounts Receivable

The Company has a $2,500,000 account receivable from one entity relating to engineering services provided during fiscal 2004 for an electrical line project in Kansas. The company has received a progress payment on this receivable in April, 2005 and has entered into a payment schedule for repayment of the entire receivable by July, 2005. In May 2005, the progress payment received was returned for insufficient funds. The Company will evaluate the likelihood of collectibility in the subsequent quarter and intends to record a reserve for any uncollected amounts that exist prior to the date of the filing of Form 10-Q on or before August 9, 2005.

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

The following common stock equivalents were excluded from the calculation of diluted loss per share for the three months ended December 31, 2004 and 2003 since their effect would have been anti-dilutive:

                                                        December 31
                                                  ------------------------
                                                     2004          2003
                                                  ----------    ----------
      Series B convertible preferred stock                --        80,000
      Options for common stock                     7,175,336     7,897,740
      Warrants                                    11,748,282    13,189,569
      Convertible Debentures, if converted         8,982,036            --
                                                  ----------    ----------
      Total                                       27,905,654    21,167,309

Concentration of Credit Risk

The Company has an $2,500,000 account receivable from one entity relating to engineering services provided during fiscal 2004. The company has received a progress payment on this receivable in April, 2005 and has entered into a payment schedule for repayment of the entire receivable by July, 2005. In May 2005, the progress payment received was returned for insufficient funds. The Company will evaluate the likelihood of collectibility in the subsequent quarter and intends to record a reserve for any uncollected amounts that exist prior to the date of the filing of Form 10-Q on or before August 9, 2005.


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

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2004 consisted of the following:

                 Manufacturing equipment            $1,155,733
                 Office furniture equipment            237,533
                 Leasehold improvements                352,193
                                                    ----------
                                                     1,745,459

                    Less accumulated depreciation     (235,031)
                                                    ----------

                             TOTAL                  $1,510,428
                                                    ==========

Depreciation expense was $111,376, $9,192, and $287,590 for the three months ended December 31, 2004 and 2003 and the period from March 28, 2001 (inception) to December 31, 2004, respectively.

NOTE 6- COMMITMENT AND CONTINGENCIES

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

NOTE 7- SHAREHOLDERS' EQUITY

COMMON STOCK

During the three months ended December 31, 2004 a total of 2,545,021 shares of the Company's Common Stock was issued pursuant to exercises of warrants for total cash consideration of $859,620 as follows:

Cashless Exercises of warrants:
During the three months ended December 31, 2004, 16,666 Series K warrants were exercised on a cashless exercise basis. The Company issued 13,279 Common Shares as a result of this transaction.

During the three months ended December 31, 2004, 250,000 Series L warrants were exercised on a cashless exercise basis. The Company issued 229,000 Common Shares as a result of this transaction.

Warrants exercised for cash:
During the three months ended December 31, 2004, 322,242 warrants issued in 2002 were exercised for total cash consideration of $161,120, at $0.50 per share.

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


                                                                     Weighted-
                                                                      average
                                                      Number          Exercise
                                                    of Shares          Price
                                                    ----------       ----------
  Outstanding, March 18, 2001 (inception)                   --       $       --
    Granted                                          1,357,740       $     0.35
                                                    ----------

  Outstanding, September 30, 2001                    1,357,740       $     0.35
    Granted                                          5,950,000       $     0.35
    Exercised                                       (2,000,000)      $     0.24
                                                    ----------

  Outstanding, September 30, 2002                    5,307,740       $     0.39
    Granted                                          3,950,000       $     0.46
    Exercised                                         (110,000)      $     0.25
    Canceled                                        (1,000,000)      $     0.69
                                                    ----------

  Outstanding, September 30, 2003                    8,147,740       $     0.39
    Granted                                            969,904       $     1.00
    Exercised                                         (497,220)      $     0.11
    Cancelled                                       (1,425,088)      $     0.30
                                                    ----------

  Outstanding, September 30, 2004                    7,195,336       $     0.37
       Granted                                         100,000       $     1.68
       Exercised                                      (120,000)      $     0.25
                                                    ----------


OUTSTANDING, December 31, 2004                       7,175,336       $     0.39
                                                    ==========

EXERCISABLE, December 31, 2004                       3,354,248       $     0.39
                                                    ==========

WARRANTS

During the first quarter of fiscal 2005, the Company approved for issuance 82,417 Series U warrants to two entities in connection with obtaining equipment lease financing for the Company. Each Series U warrant entitles the holder to purchase one share of unregistered, restricted common stock at $1.83 per share and expires on August 18, 2008. The Company may, subject to a 20 day notice, call the warrants if the common stock price is equal to or exceeds 200% of the exercise price. The Company valued the warrants using the modified Black-Scholes-Merton option pricing model with a risk free rate of 3.66%, a life of four years, a volatility of 73%, a 0% dividend rate and a market price of $1.83 per share. The Company recognized $85,714 of compensation expense for services rendered recorded in Legal, Consulting, and Professional Fees expense. The warrants have not been issued as of December 31, 2004.

In addition, during the first quarter of fiscal 2005, the Company issued 1,083,592 warrants in connection with obtaining an amendment to the Debenture held by Midsummer Investment, Ltd, Bristol Investment Fund, Ltd, Islandia L.P. and Omicron Master Trust. Each warrant entitles the holder to purchase one share of unregistered, restricted common stock at $3.23 per share and expires on November 19, 2008. The warrants were valued using the modified Black-Scholes-Merton option pricing model with a risk free rate of 3.66%, a life of four years, a volatility of 73%, a 0% dividend rate and a market price of $1.83 per share and the Company recognized $1,993,809 of compensation expense for services rendered in Legal, Consulting, and Professional Fees expense.

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

During the three months ended December 31, 2004, 16,666 Series K warrants were exercised on a cashless exercise basis. The Company issued 13,279 Common Shares as a result of this transaction.

During the three months ended December 31, 2004, 250,000 Series L warrants were exercised on a cashless exercise basis. The Company issued 229,000 Common Shares as a result of this transaction.

During the three months ended December 31, 2004, 322,242 warrants issued in 2002 were exercised for total cash consideration of $161,121, at $0.50 per share.

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


The following table summarizes all Warrant activity through December 31, 2004:

                                                                     Weighted-
                                                                      Average
                                                         Number       Exercise
                                                       of Shares        Price
                                                      -----------    -----------
Outstanding, March 18, 2001 (inception)                        --    $        --
  Granted                                               1,905,600    $      1.26
                                                      -----------

Outstanding, September 30, 2001                         1,905,600    $      1.26
  Granted                                                 848,630    $      0.50
  Exercised                                                (7,940)   $      1.26
                                                      -----------

Outstanding, September 30, 2002                         2,746,290    $      1.03
  Granted                                              14,568,834    $      0.46
  Exercised                                              (267,500)   $      0.29
                                                      -----------

Outstanding, September 30, 2003                        17,398,457    $      0.55
  Granted                                               7,359,446    $      1.58
  Exercised                                            (6,785,222)   $      0.42
  Cancelled                                            (4,821,000)   $      0.49
                                                      -----------

Outstanding, September 30, 2004                        13,151,681    $      0.81
  Granted                                               1,166,009    $      3.13
     Exercised                                         (2,569,408)   $      0.38
                                                      -----------

OUTSTANDING, DECEMBER 31, 2004                         11,748,282    $      1.45

EXERCISABLE, December 31, 2004                         11,748,282    $      1.45
                                                      ===========

NOTE 8 - SUBSEQUENT EVENTS

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

Options granted to employees and warrants issued for services were valued at fair value using the modified Black-Scholes-Merton pricing model. Assumptions used were a risk free rate of 3.66%, a dividend yield of 0%, a volatility of 73% and a time to maturity of the expected life of the option or warrant.

                                                   Three months        Three months
                                                      ended               ended
                                                 December 31,2004    December 31,2003
                                                 ----------------    ----------------
Net loss, as reported                            $     (5,677,750)   $     (1,777,766)
Add stock based employee compensation
expense included in net income, net of tax
Deduct total stock based employee compensation
Expense determined under fair value method
 for all awards, net of tax                              (419,242)            (75,242)
                                                 ----------------    ----------------
Net loss, pro forma                              $     (6,096,992)   $     (1,853,008)
                                                 ================    ================

Earnings per common share
Basic, as reported                               $          (0.05)   $          (0.02)
Basic, pro forma                                 $          (0.05)   $          (0.02)
Diluted, as reported                             $          (0.05)   $          (0.02)
Diluted, pro forma                               $          (0.05)   $          (0.02)

Principles of Consolidation

The consolidated financial statements include the accounts of CTC and its wholly owned subsidiaries (collectively, the "Company"). All significant inter-company accounts and transactions are eliminated in consolidation.

Research and Development Expenses

Research and development expenses are charged to operations as incurred.

Accounts Receivable

The Company has a $2,500,000 account receivable from one entity relating to engineering services provided during fiscal 2004 for an electrical line project in Kansas. The Company received a $250,000 progress payment in April, 2005 and has agreed to a repayment schedule consisting of a series of payments with the balance due and payable in July, 2005. In May 2005, the progress payment received was returned for insufficient funds. The Company will evaluate the likelihood of collectibility in the subsequent quarter and intends to record a reserve for any uncollected amounts that exist prior to the date of the filing on Form 10-Q on or before August 9, 2005.

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

The following common stock equivalents were excluded from the calculation of diluted loss per share for the three months ended December 31, 2004 and 2003 since their effect would have been anti-dilutive:

                                                        December 31
                                                 ------------------------
                                                    2004          2003
                                                 ----------    ----------
     Series B convertible preferred stock                --        80,000
     Options for common stock                     7,195,336     7,897,740
     Warrants                                    11,748,282    13,189,569
     Convertible Debentures, if converted         8,982,036            --
                                                 ----------    ----------
     Total                                       27,905,654    21,167,309

Concentration of Credit Risk

The Company has a $2,500,000 account receivable from one entity relating to engineering services provided during fiscal 2004. The Company received a $250,000 progress payment in April, 2005 and has agreed to a repayment schedule consisting of a series of payments with the balance due and payable in July, 2005. In May 2005, the progress payment received was returned for insufficient funds. The Company will evaluate the likelihood of collectibility in the subsequent quarter and intends to record a reserve for any uncollected amounts that exist prior to the date of the filing on Form 10-Q on or before August 9, 2005.

RESULTS OF OPERATION

Three Months Ended December 31, 2004 and December 31, 2003

PRODUCT REVENUES. Product revenues for the three months ending December 31, 2004 consist of revenue from the sale of ACCC Cable products to utility companies on a "trial" basis that enables these companies to assess our technology on a use basis. The cable sold does not have a right of return. Product revenues increased from $0 for the three months ending December 31, 2003 to $46,485 for the three months ending December 31, 2004. The dollar increase was due to increased ACCC cable trials by utility companies.

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

GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense consisted primarily of salaries and employee benefits for administrative personnel, facilities costs, stock exchange fees and insurance expenses. General and administrative expense increased 29% or approximately $135,000 from $462,811 in the first quarter of fiscal 2004 to $598,607 in the first fiscal 2005 quarter. For the three month period ended December 31, 2004, the dollar increase was primarily due to an increase of $182,000 in rent and facilities as a result of the Company moving to our new manufacturing facility effective January, 2004, offset by a decrease of $43,000 in reduced personnel costs, primarily lower expenditures resulting from replacing or converting more expensive consultants with less expensive employees.

LEGAL, PROFESSIONAL, AND CONSULTING EXPENSE. Legal, professional, and consulting expense consisted primarily of professional legal and accounting fees, business strategy consulting, and financing related expenses.. Legal, professional, and consulting expenses increased $2,420,000 or 555% from $435,837 in the first quarter of fiscal 2004 to $2,855,830 in the first fiscal 2005 quarter. For the three month period ended December 31, 2004, the dollar increase was primarily due to $2,080,000 in non-cash compensation expense related to warrants issued to our Debenture holders in exchange for a modification to the debenture agreement, $363,000 in finders fees paid in cash for the $15MM debenture, $81,000 in decreased legal fees incurred relating to SEC and litigation work performed by outside counsel, and $59,000 increase in audit and professional accounting fees.

RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense consisted primarily of salaries for engineers and expenses for consultants, recruiting, supplies, equipment, and facilities related to engineering projects to enhance and extend our composite materials intellectual property offerings, and our composite materials product technology. Research and development expense increased $616,000 or 133% from $463,309 in the first quarter of fiscal 2004 to $1,079,651 in the first quarter of fiscal 2005. The dollar increase in the three month period was primarily due to increased personnel costs of $421,000 including higher employee payroll, benefits, and consulting fees paid; an increase of $246,000 due to increased product development related tools, supplies, and expensed equipment resulting from increased activity in advance of full product manufacturing; and an increase in allocated facilities related expense of $74,000 related to the new manufacturing facility.

SALES AND MARKETING EXPENSE Sales and marketing expense consisted primarily of salaries for sales and marketing personnel, expenses for consultants, equipment, travel, and printed marketing literature and sales materials. Sales and Marketing expense decreased $39,000 or 12% from $311,617 in the first quarter of fiscal 2004 to $272,789 in the first quarter of fiscal 2005. The dollar decrease in the three month period was primarily due to a decrease of $76,000 in personnel costs, primarily lower expenditures resulting from replacing or converting more expensive consultants with less expensive employees; a decrease in the purchase of promotional materials of $25,000 due to timing vs fiscal 2003; offset by an increase of $34,000 relating to allocated facilities costs, and an increase in travel expenses of $28,000 over the three months ended December 31, 2003.

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

Net Loss

Our net loss increased to $5.7 million in the three months ended December 31, 2004 compared to $1.7 million during the corresponding period in 2003. The increase in 2004 from 2003 of $4.4 million was due primarily to expense increases consisting of $0.85 million in increased employee headcount, consulting, supplies, equipment, and additional overhead expenses related to preparation for full production of our core product, $2.45 million of non-recurring finance and warrant expenses related to our $15 million debentures,and $0.7 million in interest expense on our $15.0 million debentures.

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

Cash provided by operations during the three months ended December 31, 2004 of $6,083,266 was the result of the removal of the restrictive covenants on $10,010,060 of cash received in our August, 2004 Debenture offering offset by $3,926,794 use of cash, primarily the result of operating losses, offset by depreciation, amortization, and non-cash compensation expenses and working capital requirements. Cash used for investing activities of $137,701 was primarily related to the purchase of computer hardware and software, and equipment put in service in anticipation of manufacturing activities offset by the sale of equipment. Cash provided by financing of $823,936 was primarily due to the cash proceeds from option and warrant exercises net of principal payments made on capital lease obligations.

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

We have purchased additional information technology systems supporting finance, sales, marketing and administration. We believe these infrastructure improvements will improve efficiency and enhance our compliance with the requirements of the Sarbanes Oxley.

During this quarter, we sought to strengthen our operational management specifically in relation to increasing our production capabilities and in the strategic marketing arena. These efforts culminated, subsequent to the end of the first quarter, in the appointment of a new Acting Chief Operating Officer, Brian Brittsan, who has had considerable experience in managing companies as they take new technology products into the commercial production stage of operations. It is hoped that following a probationary period Mr. Brittsan will be appointed COO and become an officer of the Company. In addition, we strengthened our financial management with the engagement of Bradford Wheatley as a consultant to assist the Acting Chief Financial Officer, Benton Wilcoxon, in the fulfillment of his duties. It is hoped that following a probationary period Mr. Wheatley will be appointed to the position of CFO and become an officer of the Company. Mr. Wheatley has extensive experience in accessing capital markets, as well as in accounting and financial management, important background as we commit resources to ramping up production.

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
-------------------------------------------------------------------------------------------------------------------------------

While we have raised significant capital through our debenture offering, we anticipate that sales of our ACCC cable will not be sufficient to sustain our operations, and further anticipate that we will continue to incur net losses due to our costs exceeding our revenues for an indefinite period of time. If existing cash and cash generated from operations are insufficient to satisfy our liquidity requirements, we may seek to raise additional capital through issuances of equity or debt securities. Any additional financing may not be available in amounts or on terms acceptable to us, or at all.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

AS A COMPANY IN THE EARLY STAGE OF COMMERCIALIZATION, OUR LIMITED HISTORY OF OPERATIONS MAKES EVALUATION OF OUR BUSINESS AND FUTURE GROWTH PROSPECTS DIFFICULT.

Since the reorganization of the Company in 2001, we have had a limited operating history and are at an early stage of commercialization of a new technology product to a market unused to using new technologies. We made our ACCC available and entered into our first commercial agreement in 2003. Our technology is a relatively new advance for the electrical utility industry technology and has not yet achieved widespread adoption. We do not have enough experience in selling our products at a level consistent with broad market acceptance and do not know whether we can do so and generate a profit. As a result of these factors, it is difficult to evaluate our prospects, and our future success is more uncertain than if we had a longer or more proven history of operations.

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

For the three months ended December 31, 2004, we had a net loss of $5,677,750 and positive cash flows from operations of $6,083,266. For the fiscal year ended September 30, 2004, we had a net loss of $14,687,874 and negative cash flows from operations of $18,735,430. For the fiscal years ended September 30, 2003 and 2002, we had net losses of $6,771,252 and $4,523,953, respectively. For the same periods, we had negative cash flows from operations of $2,022,935 and $715,923, respectively.

As of December 31, 2004, our accumulated deficit was $32,117,106.

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

WE ARE CONTROLLED BY A SMALL NUMBER OF STOCKHOLDERS, WHOSE INTERESTS MAY DIFFER FROM OTHER STOCKHOLDERS.

As of April 8, 2005, Benton H Wilcoxon, our Chairman of the Board, Chief Executive Officer and Acting Chief Financial Officer, and C. William Arrington, our director, in the aggregate beneficially own or control approximately 35% of the outstanding common stock. As a result, these persons have controlling influence in determining the outcome of any corporate matters submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors and other significant corporate actions. They also have the power to prevent or cause a change in control. The interests of these stockholders may differ from the interests of the other stockholders, and may limit the ability of other stockholders to affect our management and affairs.

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

OUR BUSINESS MAY BE SUBJECT TO INTERNATIONAL RISKS.

We are pursuing international business opportunities, including in China, Mexico, Brazil, Europe, the Middle East, certain far eastern countries and Africa. As to international business in the Middle East, our current target markets include Saudi Arabia, Qatar, United Arab Emirates, Oman, Iraq, Afghanistan and Jordan. Of these the only countries that we believe pose a particular problem are Iraq and Afghanistan as a result of additional instability. In Africa we are actively pursuing South Africa and Kenya as well as engaging in discussions with engineering companies that bid on trans-African projects. There are no special additional risks related to these countries that are not disclosed in the list of risks affecting most international business. To date, we have not engaged in any transactions on these countries. Our business model has been implemented only in the United States and Canada where we produce the ACCC core for delivery to General Cable under a manufacturing agreement. Expansion internationally will depend on our adaptation of this model to international markets and may be costly and time consuming. Risks inherent in international operations in general include: (i) nexpected changes in regulatory requirements, export restrictions, tariffs and other trade barriers; (ii) hallenges in staffing and managing foreign operations; (iii) ifferences in technology standards, employment laws and business practices; (iv) longer payment cycles and problems in collecting accounts receivable; (v) political instability; (vi) changes in currency exchange rates; (vii) currency exchange controls; and (viii) potentially adverse tax consequences.

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

RISKS RELATED TO OUR SECURITIES

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

AS OF APRIL 8, 2005, 26,717,996 COMMON SHARES ARE ISSUABLE UPON EXERCISE OF ALL OUTSTANDING OPTIONS, WARRANTS AND CONVERSION OF CONVERTIBLE DEBENTURES FOR LESS THAN THE MARKET PRICE OF $2.60 PER SHARE. CASH PROCEEDS RESULTING FROM THE FULL EXERCISE AND CONVERSION OF THESE SECURITIES WOULD BE APPROXIMATELY $17,531,000. THE EXERCISE OR CONVERSION OF THESE SECURITIES COULD RESULT IN THE SUBSTANTIAL DILUTION OF THE COMPANY IN TERMS OF A PARTICULAR PERCENTAGE OWNERSHIP IN THE COMPANY AS WELL AS THE BOOK VALUE OF THE COMMON SHARES. THE SALE OF A LARGE AMOUNT OF COMMON SHARES RECEIVED UPON EXERCISE OF THESE OPTIONS OR WARRANTS ON THE PUBLIC MARKET TO FINANCE THE EXERCISE PRICE OR TO PAY ASSOCIATED INCOME TAXES, OR THE PERCEPTION THAT SUCH SALES COULD OCCUR, COULD SUBSTANTIALLY DEPRESS THE PREVAILING MARKET PRICES FOR OUR SHARES. FULL CONVERSION OF SUCH SHARES WOULD INCREASE THE OUTSTANDING COMMON SHARES BY 23.0% TO APPROXIMATELY 141,259,000 SHARES.

The exercise price or conversion price of outstanding options, warrants and convertible debentures may be less than the current market price for our common shares. In the event of the exercise of these securities, a shareholder could suffer substantial dilution of his or her investment in terms of the percentage ownership in us as well as the book value of the common shares held. At the April 8, 2005 market price of $2.60 per share, 26,717,996 shares would be exercisable or convertible for less than the market prices. Full exercise and conversion of these below market shares would result in us receiving cash proceeds of $17,531,000 and would increase the outstanding common shares by 23.0% to approximately 141,259,000 shares.

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

JEREMIAH O'KEEFFE VS. C. WILLIAM ARRINGTON AND COMPOSITE TECHNOLOGY CORPORATION:

On December 31, 2004, Jeremiah O'Keeffe ("Plaintiff") filed suit against C. William Arrington and Composite Technology Corporation ("Defendants") in the District Court of Dallas, Texas (Case No. 04-13004-A). Plaintiff alleges causes of action for breach of agreement and quantum meruit, arising out of an alleged failure to compensate Plaintiff for unspecified services provided to Defendants. Plaintiff seeks compensatory damages, including the transfer of 5,500,000 shares of common stock, $22,880,000 in monetary damages, attorneys' fees, interest and costs. The Company and Mr. Arrington deny the claims and intend to vigorously defend against them.

ITEM 2--UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the first quarter of fiscal 2005, the Company issued 1,083,592 warrants to four accredited investors in connection with an amendment to the Company's outstanding Debenture issue. Each warrant entitles the holder to purchase shares of common stock at $3.23 per share and expires on November 19, 2008.

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

            C. William Arrington       For 85,628,589
                                       Withheld 650,355
                                       Against 391,005

2. Approval of an increase in the number of shares subject to the 2002 Non-Qualified Stock Compensation Plan by 15 million shares.

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

10.13(11)   Engagement Agreement between Composite Technology Corporation and
            Brian Brittsan, dated December 18, 2004.

10.14(8) Manufacturing Agreement between Composite Technology Corporation and General Cable Corp dated October 2,2004.

10.15(8) Distribution Agreement between Composite Technology Corporation and General Cable Corp dated October 2, 2004.

10.16(10)   Letter agreement between Composite Technology Corporation and
            Feldman Weinstein LLP, dated November 23, 2004.

10.17(14)   Letter Agreement between Composite Technology Corporation and
            Midsummer Investment, Ltd., Bristol Investment Fund, Ltd., Islandia,
            L.P. and Omicron Trust dated January 21, 2005.

10.18(15)   Letter Agreement between Composite Technology Corporation and ATEL
            Ventures, Inc., dated December 16, 2004.

10.19(15)   Master Lease Agreement between Composite Technology Corporation and
            IFC Credit Corporation dated May 7, 2004, as amended.

10.20(15)   Consulting Agreement by and between Composite Technology
            Corporation, CTC Cable Corporation and Global American Energy Inc., dated March 31, 2003.

10.21(15)   License Agreement between Composite Technology Corporation and W.
            Brandt Goldsworthy & Associates, Inc., dated February 6, 2003.

10.22(15)   Consulting Agreement by and between Composite Products Development,
            Inc., George Korzeniowski and Composite Technology Corporation, dated March 1, 2002.

10.23(15)   Consulting Agreement by and between Composite Support & Solutions,
            Inc. and Composite Technology Corporation.

10.24(15)   Firm Fixed Price Billable Services Agreement Terms and Conditions
            between EPRI Solutions, Inc. and Composite Technology Corporation, dated February 2003.

10.25(15)   Research Agreement between University of Southern California and
            Composite Technology Corporation, dated June 23, 2003.

10.26(15)   Joint Development Agreement between FCI SA and Composite Technology
            Corporation, dated November 5, 2003.

10.27(15)   Consulting Agreement between David C. Bryant and Composite
            Technology Corporation, dated February 21, 2003.

10.28(15)   Employee Confidentiality and Assignment Agreement between David C.
            Bryant and Composite Technology Corporation, dated February 21,
            2005.

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

(10) Incorporated herein by reference to Form 8-K filed with the U.S. Securities and Exchange Commission on November 24, 2004.

(11) Incorporated by reference to Form 8-K filed with the U.S. Securities and Exchange Commission on January 11, 2005.

(12) Incorporated herein by reference to Form 8-K filed with the U.S. Securities and Exchange Commission on January 18, 2005.

(13) Incorporated herein by reference to Form SB-2 filed with the U.S. Securities and Exchange Commission on January 25, 2005.

(14) Incorporated herein by reference to Form 10-Q filed with the U.S. Securities and Exchange Commission on February 14, 2005.

(15) Incorporated herein by reference to Form 10-KSB/A filed with the U.S. Securities and Exchange Commission on August 8, 2005.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   COMPOSITE TECHNOLOGY CORPORATION
                                   (Registrant)


                                   By: /s/ Benton H Wilcoxon
                                   -------------------------
                                   Benton H Wilcoxon
                                   Chief Executive Officer

August 8, 2005