Form 10-Q/A
period 2005-03-31
COMPOSITE TECHNOLOGY CORP
filed 2005-08-08
CIK 317477

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

                        COMPOSITE TECHNOLOGY CORPORATION
        Amendment No. 1 to Form 10-Q for the Quarter ended March 31, 2005
                                Table of Contents

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

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                        COMPOSITE TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
                           CONSOLIDATED BALANCE SHEET
                                   (unaudited)

                                                          March 31, 2005  September 30, 2004
                                                          --------------  ------------------
                                                            (unaudited)      (restated)*
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                      6,659,967       2,930,615
Restricted Cash                                                       --      10,010,060
Accounts receivable, net                                       2,500,000       2,501,994
Inventory                                                      1,162,528         788,799
Prepaid expenses and other current assets                        434,761         378,052
                                                            ------------    ------------

Total current assets                                          10,757,256      16,609,520

PROPERTY AND EQUIPMENT, net                                    2,459,438       1,253,123
OTHER ASSETS                                                     224,026         218,600
                                                            ------------    ------------

TOTAL ASSETS                                                $ 13,440,720    $ 18,081,243
                                                            ------------    ------------

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITY
Accounts payable - trade                                    $  1,572,529    $  1,841,535
Accrued payroll and related expenses                             109,583         122,621
Accrued legal settlement                                         116,366              --
Deferred revenue                                                 564,750         564,750
Accrued officer compensation                                     255,619         264,561
Deferred gain on sale of fixed assets                             26,110          49,569
Lease obligation - current                                       384,813         251,782
                                                            ------------    ------------

Total current liabilities                                      3,029,770       3,094,818
                                                            ------------    ------------

LONG TERM LIABILITIES
Convertible notes, net of unamortized debt discount            9,961,786       8,901,106
Lease obligation - long-term                                     653,643         482,600
                                                            ------------    ------------

Total long-term liabilities                                   10,615,429       9,383,706
                                                            ------------    ------------

Total Liabilities                                             13,645,199      12,478,524
                                                            ------------    ------------

SHAREHOLDERS' EQUITY
Common stock, $.001 par value 200,000,000 shares
  authorized 114,541,414 shares issued and outstanding           114,541         110,841

Deferred compensation - stock options                           (159,950)       (362,925)
Additional paid-in capital                                    36,397,746      32,294,159
Deficit accumulated during the development stage             (36,556,816)    (26,439,356)
                                                            ------------    ------------

Total shareholder's equity (Deficit)                            (204,479)      5,602,719
                                                            ------------    ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $ 13,440,720    $ 18,081,243
                                                            ------------    ------------


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

                                                                                                                 For the Period
                                                                                                                   from March
                                  Three Months        Three Months         Six Months         Six Months            28, 2001
                                 ended March 31,     ended March 31,     ended March 31,     ended March 31,     (Interception)
                                       2005               2004                2005               2004           to March 31, 2005
                                ----------------    ----------------    ----------------    ----------------    ----------------
                                   (unaudited)          Restated*          (unaudited)         Restated*            Restated*
                                ----------------    ----------------    ----------------    ----------------    ----------------
                                                      (unaudited)                             (unaudited)           (unaudited)
Revenue:
     Product Sales              $             --    $             --    $         46,485    $             --    $         46,485
     Consulting Revenue                       --                  --                  --                  --           2,500,000
                                ----------------    ----------------    ----------------    ----------------    ----------------

Total Revenue                                 --                  --              46,485                  --           2,546,485

Cost of production sales sold                 --                  --              30,894                  --              30,894
Cost of consulting revenue                    --                  --                  --                  --             314,548
                                ----------------    ----------------    ----------------    ----------------    ----------------

Gross margin                                  --                  --              15,591                  --           2,201,043

OPERATING EXPENSES
Officer compensation                      71,453              90,335             126,838             185,335           1,566,738
General and administrative               783,230           1,105,825           1,381,837           1,568,637           6,420,123
Legal, professional, &                 1,308,586             386,416           4,164,416             822,253          15,524,639
consulting
Research and development               1,139,749           1,515,676           2,219,400           1,978,985           9,679,873
Sales and Marketing                      232,453             254,221             505,242             565,838           3,126,534
Depreciation                             124,952              22,047             236,328              31,238             412,542
                                ----------------    ----------------    ----------------    ----------------    ----------------

Total operating expenses               3,660,423           3,374,520           8,634,061           5,152,286          36,730,449
                                ----------------    ----------------    ----------------    ----------------    ----------------

LOSS FROM OPERATIONS                  (3,660,423)         (3,374,520)         (8,618,470)         (5,152,286)        (34,529,406)
                                ----------------    ----------------    ----------------    ----------------    ----------------

OTHER INCOME /EXPENSE
Interest expense                        (783,570)               (147)         (1,534,789)               (147)         (1,949,353)
Interest income                            5,284                  --              32,544                  --              46,441
Gain on sale of assets                        --                  --               4,256                  --              13,732
Carrying value impairment
adjustment on investments in
other companies                           (1,000)                 --              (1,000)                 --            (138,230)
                                ----------------    ----------------    ----------------    ----------------    ----------------

Total other income/expense              (779,286)               (147)         (1,498,989)               (147)         (2,027,410)
                                ----------------    ----------------    ----------------    ----------------    ----------------

NET LOSS                        $     (4,439,709)   $     (3,374,667)   $    (10,117,459)   $     (5,152,433)   $    (36,556,816)
                                ----------------    ----------------    ----------------    ----------------    ----------------

BASIC AND DILUTED LOSS PER
SHARE                           $          (0.04)   $          (0.03)   $          (0.09)   $          (0.05)

TOTAL BASIC AND DILUTED LOSS
PER SHARE AVAILABLE TO COMMON
SHAREHOLDERS                    $          (0.04)   $          (0.03)   $          (0.09)   $          (0.05)

WEIGHT-AVERAGE COMMON SHARES
OUTSTANDING                          114,227,327         102,155,003         113,020,722         100,775,400
                                ----------------    ----------------    ----------------    ----------------


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
                                   (UNAUDITED)

                                                                                                             For the Period
                                                                                                               from March
                                                                                 For the       For the six       28,2001
                                                                               six months     months ending  (Interception)
                                                                             ending March 31,   March 31,      to March 31,
                                                                                  2005           2004             2005
                                                                              ------------    ------------    ------------
                                                                              (unaudited)      Restated*       Restated*
                                                                                              (unaudited)     (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                      $(10,117,459)    $(5,152,286)   $(36,556,816)
Adjustments to reconcile net loss to net cash used in operating activities:
    Accretion of deferred gain on PP&E                                             (23,459)             --         (32,935)
    Loss on sale of fixed assets                                                    16,411              --          16,411
    Depreciation                                                                   124,952          31,239         301,166
    Amortization of prepaid expenses originally paid with common stock                  --         325,199         218,993
    Interest on fixed conversion features                                        1,060,680              --       1,325,849
    Issuance of common stock for services                                          271,765         133,549       8,857,320
    Issuance of common stock for legal settlements                                      --              --         832,750
    Issuance of warrants for services                                            2,079,523              --       3,953,883
    Issuance of warrants for legal settlement                                           --              --          11,750
   Expense related to issuance of common stock at less than fair value                  --              --         603,500
   Compensation expense related to fair value of stock options                     202,975         208,901       1,504,325
   Compensation expense related to modification of stock options                        --         282,651         364,277
   Compensation expense related to modification of stock warrants                       --              --       1,540,000
   Carrying value impairment adjustment on investments in other companies            1,000              --         138,230

(Increase) decrease in Assets:
   Restricted Cash                                                              10,010,060              --              --
   Accounts Receivable                                                               1,994              --      (2,500,000)
   Inventory                                                                      (361,855)             --      (1,150,654)
   Prepaid Expenses                                                                115,911        (203,984)         94,410
   Capitalized construction costs                                                  (11,874)             --        (218,153)
   Other assets                                                                    (66,668)             --        (276,268)
Increase (Decrease) in Liabilities
   Accounts payable - trade                                                       (269,006)        978,130       1,580,546
   Accrued legal settlement                                                        116,366         (49,066)        116,366
   Accrued payroll and related expenses                                            (13,038)         22,043         109,583
   Accrued officer compensation                                                     (8,942)          7,385         255,619
   Deferred revenue                                                                     --         303,500         564,750
                                                                              ------------    ------------    ------------
Net cash provided by (used in) operating activities                              3,129,335      (3,112,739)    (18,345,098)
                                                                              ------------    ------------    ------------

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of property and equipment                                                (895,795)       (656,403)     (1,966,088)
Proceeds from sale of assets                                                            --              --         500,000
Investments in other companies                                                          --              --         (40,000)
                                                                              ------------    ------------    ------------
Net cash provided by (used in) investing activities                               (895,795)       (656,403)     (1,506,088)
                                                                              ------------    ------------    ------------

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible debentures                                        --              --      15,000,000
Proceeds from notes payable                                                             --              --         253,000
Payments on capital lease assets                                                  (147,809)             --        (213,427)
Proceeds from sale of preferred stock                                                   --              --         132,000
Proceeds from exercise of options                                                  195,000              --         755,000
Proceeds from exercise of warrants                                               1,448,621         219,375       4,345,399
Common Stock Subscription Receivable                                                    --         (98,522)             --
Proceeds from sale of common stock                                                      --       3,403,504       6,476,211
Payment for costs associated with the sale of common stock                              --        (220,030)       (237,030)
                                                                              ------------    ------------    ------------
Net cash provided by financing activities                                        1,495,812       3,304,327      26,511,153
                                                                              ------------    ------------    ------------

Net increase/(decrease) in cash and cash equivalents                             3,729,352        (464,815)      6,659,967
CASH AND CASH EQUIVALENTS, BEGINNING OF  PERIOD                                  2,930,615       1,130,498              --
                                                                              ------------    ------------    ------------

CASH AND CASH EQUIVALENTS, END OF  PERIOD                                     $  6,659,967    $    665,683    $  6,659,967
                                                                              ============    ============    ============

SUPPLEMENTAL DISCLOSERS OF CASH FLOW  INFORMATION
INTEREST PAID                                                                 $    501,690    $         --    $    884,486
INCOME TAX PAID                                                               $      1,600    $         --    $      1,600
                                                                              ------------    ------------    ------------


* See Notes to Consolidated Financial Statements - "Note 2 - Restatements and Reclassifications."

The accompanying notes are an integral part of these financial statements

Supplemental Schedule for Non Cash Financing Activities

During the first quarter of fiscal 2005, the Company approved for issuance 82,417 Series U warrants to two entities in connection with obtaining equipment lease financing for the Company. Each Series U warrant entitles the holder to purchase one share of unregistered, restricted common stock at $1.83 per share and expires on August 18, 2008. The Company may, subject to a 20 day notice, call the warrants if the common stock price is equal to or exceeds 200% of the exercise price. The Company valued the warrants using the modified Black-Scholes-Merton option pricing model at a fair value per warrant of $1.04. The Company recognized $85,714 of compensation expense for services rendered recorded in Legal, Consulting, and Professional Fees expense. To date, these warrants have not been issued.

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

In May, 2005, prior to the initial quarterly filing, the Company also reclassified certain consulting related expenses in the Statement of Operations for the three and six months ended March 31, 2004.

Below is the effect on the Statements of Operations for the three and six months ended March 31, 2004:

Statement of Operations for Three months ended March 31, 2004

                                             As Originally       Restatement                    As
                                                 Reported        Adjustment                  Restated
                                          ----------------- -----------------       -------------------
Operating Expenses
General and administrative                $        956,543  $        266,529     1
                                                                   (117,247)     2  $        1,105,826
                                          ----------------- -----------------       -------------------

Legal, Professional, and consulting              1,111,842            13,750     1
                                                                   (739,176)     2             386,416
                                          ----------------- -----------------       -------------------

Research and Development                           806,505           709,171     2           1,515,676
                                          ----------------- -----------------       -------------------

Sales and Marketing                                     --             2,666     1
                                                                     251,555     2             254,221
                                          ----------------- -----------------       -------------------

Compensation expense related to fair
value of stock options legal                        64,125          (64,125)     2                  --
                                          ----------------- -----------------       -------------------

Compensation expense related to fair
value of stock options research and
development                                         40,325          (40,325)     2                  --
                                          ----------------- -----------------       -------------------

Operating Expenses                               3,091,722           282,798                 3,374,520
                                          ----------------- -----------------       -------------------

Other Income/Expense

Interest Expense                                        --               147     2                147
                                          ----------------- -----------------       -------------------
 Net loss                                 $    (3,091,722)  $      (282,945)        $      (3,374,667)
                                          ================= =================       ===================

Statement of Operations for Six months ended March 31, 2004

                                             As Originally       Restatement                    As
                                                 Reported        Adjustment                  Restated
                                          ----------------- -----------------       -------------------
Operating Expenses
General and administrative                       1,554,279           266,529     1
                                                                   (252,171)     2           1,568,637
                                          ----------------- -----------------       -------------------

Legal, Professional, and consulting              1,683,925            13,750     1
                                                                   (875,422)     2             822,253
                                          ----------------- -----------------       -------------------

Research and Development                         1,205,810           773,175     2           1,978,985
                                          ----------------- -----------------       -------------------

Sales and Marketing                                     --             2,666     1
                                                                     563,172     2             565,838
                                          ----------------- -----------------       -------------------

Compensation expense related to fair
value of stock options legal                       128,250         (128,250)     2                  --
                                          ----------------- -----------------       -------------------

Compensation expense related to fair
value of stock options research and
development                                         80,650          (80,650)     2                  --
                                          ----------------- -----------------       -------------------

Operating Expenses                              4,869,,488           282,798                 5,152,286
                                          ----------------- -----------------       -------------------

Other Income/Expense

Interest Expense                                        --               147  2                    147
                                          ----------------- -----------------       -------------------
 Net loss                                      (4,869,488)         (282,945)               (5,152,433)

1) During fiscal 2004, the Company allowed the cashless exercise of non qualifying employee stock options by four former employees as part of the settlement of their option vesting and by one employee. A total of 280,265 shares were exercised between $0.25 per share and $1.00 per share. As a result of these transactions, the Company had initially recorded $64,005 in compensation expense. Under FIN 44 "Accounting for Certain Transactions involving Stock Compensation", a cashless exercise where the exercise price is paid for by the stock being exercised is considered to be a modification of the option grant and the fair value of the transaction must be recorded as expense. For the 280,265 shares exercised, 237,220 shares of Common Stock of the Company were issued and additional compensation expense was recorded as follows: the fair value was determined using the difference between the closing market value of the Company's common stock on the date of each underlying transaction and the exercise price per share of the options exercised. For fiscal 2004, the total additional expense of $364,277 represents the fair value of the 280,265 shares, valued at $496,217 less the exercise cost of $65,935 and less the previously recorded expense of $64,005. For the three and six months ended March 31, 2005, three individuals exercised 185,265 options at an exercise price of between $0.25 and $0.53 per share resulting in additional compensation expense of $282,945. The Company does not intend to allow for the cashless exercise of additional stock options in the future. The impact on the loss per share for both the quarter and six months ended March 31, 2004 was less than $0.01 per share on both a basic and a fully diluted basis.

2) During the preparation of the quarterly filing for the period ending March 31, 2005, the Company changed the classification of certain consulting expenses related to general and administrative, product development, and sales and marketing activities. To be consistent with the current period presentation, certain operating expense balances for the three and six month periods ending March 31, 2004 were reclassified. No additional expense was recorded as a result of this reclassification.

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

Our principal sources of working capital have been private debt issuances and historically, the Company has issued both registered stock and unregistered, restricted stock, stock options, and stock option warrants in settlement of both operational and non-operational related liabilities and as a source of funds. While we have no specific plans as to any future financing events, to the extent required the Company intends to continue the practice of issuing stock, debt or other financial instruments until our cash flows from the sales of our primary products is sufficient to provide cash from operations or if we believe such a financing event would be a sound business strategy.

Commercial orders: We announced our initial commercial order of our ACCC cable under the General Cable agreement in May, 2005 From this initial commercial order through June, 2005 we have received cumulative confirmed orders for approximately $2.4 million of our ACCC cable and related ACCC hardware. During the next 12 months, we anticipate that we will increase our sales and marketing efforts and that our ACCC products will gain acceptance in the marketplace resulting in additional sales orders and positive cash flows from operations.

We believe our cash position as of March 31, 2005 of $6.7 million, in addition to approximately $500,000 of "in the money" warrants expiring in fiscal 2005, approximately $1,400,000 of "in the money" callable warrants, savings from the reduction in legal fees and interest due to the bankruptcy filing, and expected cash flows from revenue orders will not be sufficient to fund operations for the next four calendar quarters. We anticipate that additional cash is needed to fund operations beyond October, 2005 and to the extent required the Company intends to continue the practice of issuing stock, debt or other financial instruments for cash or for payment of services until our cash flows from the sales of our primary product are sufficient to provide cash from operations or if we believe such a financing event would be a sound business strategy.

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

Options granted to employees and warrants issued for services were valued at fair value using the Modified Black-Scholes Merton Option Pricing Model. Assumptions used were as follows:

                  Q1                                      Q2
----------------- --------------------------------------- --------------------------------------
Risk Free Rate    3.66%                                   4.13%
Dividend Yield    0%                                      0%
Volatility        73%                                     84%
Time to Maturity  Expected life of the option or warrant  Expected life of the option or warrant

                                Three Months     Three months     Six months      Six Months
                                End March 31,    end March 31,   end March 31,   end March 31,
                                    2005             2004            2005            2004
                                 ----------      -----------    -----------       -----------
Net loss, as reported           $(4,439,709)     $(3,374,667)  $(10,117,459)      $(5,152,433)

Deduct total stock based
employee compensation
expense determined under
fair value method for all
awards, net of tax                 (329,269)        (296,711)      (748,511)         (649,098)
                                -----------      -----------   ------------       -----------
Net loss, pro forma             $(4,768,978)     $(3,671,378)  $(10,865,970)      $(5,801,531)
                                ===========      ===========   ============       ===========

Earnings per common share
Basic, as reported
Basic, pro forma                $     (0.04)     $     (0.03)  $      (0.09)      $     (0.05)
Diluted, as reported            $     (0.04)     $     (0.04)  $      (0.10)      $     (0.06)
Diluted, pro forma              $     (0.04)     $     (0.03)  $      (0.09)      $     (0.05)
                                $     (0.04)     $     (0.04)  $      (0.10)      $     (0.06)

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

Inventory

Inventory consists primarily of the following:

                        ---------------    ---------------
                           March 31,         September 31,
                             2005                2004
                        ---------------    ---------------
Raw Materials           $      348,202     $       55,718
Finished Goods                 814,326            733,081
                        ---------------    ---------------
Total                   $    1,162,528     $      788,799
                        ===============    ===============

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

The following common stock equivalents were excluded from the calculation of diluted loss per share for the six months ended March 31, 2005 and 2004 since their effect would have been anti-dilutive:

                                                  March 31
                                        -----------------------------
                                             2005            2004
                                        -------------    ------------
Convertible Debentures, if converted       8,982,036               0
Options for common stock                   6,790,336       6,890,398
Warrants                                  11,211,616      12,789,569
                                        -------------    ------------
Total                                      26,983,988      19,679,967

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

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2005 consisted of the following:

Manufacturing equipment               $    2,157,810
Office furniture equipment                   304,417
Leasehold improvements                       357,193
                                      ---------------
                                           2,819,420
   Less accumulated depreciation            (359,982)
                                      ---------------
        TOTAL                         $    2,459,438
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

                                                              Average
                                            Number            Exercise
                                           of Shares           Price

Outstanding, March 18, 2001 (inception)             --    $         --
     Granted                                 1,357,740    $       0.35
                                          ------------

Outstanding, September 30, 2001              1,357,740    $       0.35
     Granted                                 5,950,000    $       0.35
     Exercised                              (2,000,000)   $       0.24
                                          ------------

Outstanding, September 30, 2002              5,307,740    $       0.39
     Granted                                 3,950,000    $       0.46
     Exercised                                (110,000)   $       0.25
     Cancelled                              (1,000,000)   $       0.69
                                          ------------

Outstanding, September 30, 2003              8,147,740    $       0.36
     Granted                                   969,904    $       1.00
     Exercised                                (497,220)   $       0.11
     Cancelled                              (1,425,088)   $       0.30
                                          ------------

Outstanding, September 30, 2004              7,195,336    $       0.37
     Granted                                   275,000    $       3.17
     Exercised                                (480,000)   $       0.41
     Cancelled                                (200,000)   $       2.85
OUTSTANDING, March 31, 2005                  6,790,336    $       0.40
                                          ============

EXERCISABLE, March 31, 2005                  3,762,744    $       0.37
                                          ============

C. WARRANTS

During the first quarter of fiscal 2005, the Company approved for issuance 82,417 Series U warrants to two entities in connection with obtaining equipment lease financing for the Company. Each Series U warrant entitles the holder to purchase one share of unregistered, restricted common stock at $1.83 per share and expires on August 18, 2008. The Company may, subject to a 20 day notice, call the warrants if the common stock price is equal to or exceeds 200% of the exercise price. The Company recognized $85,714 of compensation expense for services rendered. The warrants have not been issued as of March 31, 2005. The warrants were valued using the Modified Black-Scholes-Merton Pricing Model with a risk free rate of 3.66%, a life of four years, a volatility of 73%, a 0% dividend rate and a market price of $1.83 per share.

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

The warrants were valued using the Modified Black-Scholes-Merton Pricing Model with a risk free rate of 3.66%, a life of four years, a volatility of 73%, a 0% dividend rate and a market price of $3.23 per share.

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

The warrants were valued using the Modified Black-Scholes Merton Option Pricing Model with a risk free rate of 3.66%, a life of 4 years, a volatility of 73% and a 0% dividend rate.

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
                                          ============

Note 8 - SUBSEQUENT EVENTS

Composite Technology Corporation v. Acquvest (OCSC Case No. 03 CC 12640): On October 16, 2003, CTC filed suit against Acquvest, Inc., Paul Koch, Victoria Koch, Patricia Manolis, and Michael Tarbox in Orange County Superior Court. CTC alleges causes of action for declaratory relief, breach of contract, fraudulent inducement, rescission and economic duress arising out of certain subscription and related agreements among the Company and the defendants. In connection with such agreements, CTC issued to Acquvest, Inc. and Patricia Manolis, in April 2003 and September 2003, a total of 150,000 units for a total purchase price of $375,000. Each unit consists of 10 shares of unregistered, restricted common stock and 10 Series I warrants to purchase one share of unregistered, restricted common stock. Each Series I warrant entitles the holder to purchase a share of common stock at $0.50 per share and expires on March 30, 2005. The agreements provide for the issuance of up to an additional 550,000 of such units for the same purchase price of $2.50 per unit, subject to certain conditions, and registration of share issuances under the Securities Act of 1933. The additional units have not been issued and the additional purchase consideration has not been paid. The parties disagree as to their respective rights and obligations with respect to the original issuances and such additional units. 10,000 units were also issued to Paul Koch for services in connection with such agreements, and a dispute has arisen as to his entitlement to those and additional units and warrants in connection with the agreements. CTC is seeking actual damages, punitive damages, statutory costs, attorneys' fees and injunctive relief against the defendants. CTC also seeks rescission of the pertinent agreements based on numerous grounds, including fraudulent inducement. By a letter to CTC's counsel dated September 8, 2004, Acquvest stated that it was waiving the contractual conditions to its purchase of an additional 400,000 units under its subscription agreement and was tendering $1,000,000, which was available on deposit, to CTC as payment for the units. Acquvest, Koch, and Manolis filed a Cross-Complaint on September 16, 2004, which they amended per stipulation on December 17, 2004. On April 14, 2005, CTC was served with notice that the Court granted defendants and cross-complainants' application for Writs of Attachment allowing for the attachment of CTC's assets totaling $2.55 million. The Court had denied two prior applications by defendants and cross-complainants for Writs of Attachment. CTC immediately filed a Notice of Appeal on April 14, 2005 and an Emergency Writ on April 18, 2005 with the California Courts of Appeal to challenge the Court's decision to grant the Writs of Attachment and to stay the Writs of Attachment. Additionally, CTC is working to arrange to post the bond to stay attachment of the entire amount subject to the Writs of Attachment. CTC believes that the Court committed reversible error by granting the Writs of Attachment and intend to vigorously seek to reversal of the order. The grounds for reversal of the order are that: (1) the corporate entity (Acquvest) that applied for the Writ of Attachment lacks capacity to maintain a proceeding in the State of California;
(2) both applicants failed to make any showing of imminent danger of irreparable harm as required by California law; (3) the applicants failed to make any showing that their claims were for a fixed on readily ascertainable amount as required by California law; and (4) the applicants failed to make an adequate showing of likelihood of success on the merits as required by California law. Trial date had been set for May 9, 2005, but was vacated as a result of the bankruptcy filing. The litigants seek issuance of a total of 10,300,000 shares of common stock in exchange for $2,375,000 in cash and warrants to exercise 9,900,000 shares of common stock at $0.50 per share plus punitive damage. Assuming a market price per share of $1.40, issuance of these securities would result in a charge to earnings of $23,232,000 plus punitive damages and attorney fees, consisting of $12,045,000 for the common stock issued and $11,187,000 for the warrants issued, valued using the Black-Scholes option pricing model using a volatility of 84.2%, a risk free rate of 4.13%, and a life of 4 years. Any punitive damages or attorney fees are not estimable at this time.

On May 5, 2005, (Petition Date) Composite Technology Corporation filed a reorganization plan and disclosure statement under the provisions of Title 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the Central District of California under case number SA 05-13107 JR. Its subsidiaries, including CTC Cable Corporation, CTC Wind Systems Corporation and CTC Towers and Poles Corporation, are not party to the Title 11 case. As of the Petition Date, multiple lawsuits were taxing the Company's managerial, operational and financial resources and threatened to divert management from their duties of running the business. One of these lawsuits also resulted in an attachment of more than $2.5 million of the Company's funds. The Company believes the bankruptcy filing was necessary to release cash for the operation of its business, to give it a reprieve from burdensome litigation so that management could focus on marketing and sales, and to establish a plan for treating the claims of various parties in interest fairly. The Company believes that having these lawsuits heard by the Bankruptcy Court as part of the reorganization will provide a fair and reasonable means of addressing each claim and affording the same treatment to each claim. If the lawsuits proceed in different jurisdictions there is a possibility of inconsistent judgments. Moreover, as a result of the Title 11 filing, attempts to collect, secure or enforce remedies with respect to most prepetition claims against the Company are subject to the automatic stay provisions of Section 362(a) of Title 11. On July 6, 2005, the Bankruptcy court approved the disclosure statement, which means the court has determined that the disclosure statement contains adequate information for parties in interest to make an informed vote on whether to accept the Chapter 11 plan. This does not mean that the Bankruptcy court is recommending approval of the plan of reorganization. There is a separate hearing scheduled for September 8, 2005, at which the Bankruptcy court will determine whether the requirements of Bankruptcy Code Section 1129 have been satisfied.

The Company does not believe that the bankruptcy proceeding will have a material negative impact on operations. The Company's management was required to devote time at the beginning of the bankruptcy case on the bankruptcy petition and related paperwork. The Company's management will also be involved with ongoing compliance requirements for the United States Trustee's office and with ongoing negotiations regarding formulating and implementing the reorganization plan. Nonetheless, we do not expect these activities to impair the ability of management to focus on marketing and operational issues.

The bankruptcy filing has not altered the Company's plans with respect to marketing, processing orders and shipments, product development, or any other aspect of the business. The Company's relationships with its vendors and strategic partners have not been interrupted by the bankruptcy filing. To date, the Company believes that the bankruptcy has facilitated rather than hindered the Company's plans for the business.

Bankruptcy and related activity:

Subsequent to the date of the filing, in April, 2005 $2.55 million of our cash was attached pursuant to the Acquvest litigation as described in Item 1 of Part II of this filing and in Note 8: Subsequent events.

In May, 2005 we filed for Chapter 11 bankruptcy protection, in part to release this cash so that we had it available for operations. In June, 2005, the entire $2.55 million attached pursuant to the Acquvest litigation was released back to us.

Although our reorganization plan has not been accepted to date, our bankruptcy plan of reorganization is expected to have several impacts on our operating cash flows including:

i. the cash interest payment on our Debentures is proposed to be paid in common stock. Prior to the bankruptcy filing we paid our debenture holders $225,000 per quarter in cash.

ii. any litigation related claims settled or resolved under the bankruptcy plan will be payable in company common stock rather than in cash or property.

iii. we had approximately $1,100,000 in accounts payable as of the date of the filing that is payable at the direction of the US Trustee and there are additional restrictions on cash payments while we are in bankruptcy proceedings. There are approximately $1.0 million in additional claims related to disputed contracts that are expected to be resolved during the bankruptcy proceedings.

iv. prior to the bankruptcy we were spending approximately $300,000 per month or approximately 30% of our negative operating cash flow for the quarter ending March 31, 2005 in legal fees, primarily for litigation related activities. The bankruptcy consolidates most of our litigation activities in one legal forum and delays the litigation activities. We anticipate substantial cash savings as a result of the consolidation and delay of the litigation offset by approximately $500,000 in additional bankruptcy related legal and professional fee costs during the term of the bankruptcy.

Commercial orders: We announced our initial commercial order of our ACCC cable in May, 2005. From our initial commercial order through June, 2005 we have received cumulative confirmed orders for approximately $2.4 million of our ACCC cable and related ACCC hardware, of which approximately $1.6 million will ultimately be receivable in cash and recognized as revenue in future periods.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Fair Value of warrants and options granted were valued using the Modified Black-Scholes Merton Option Pricing Model using the following assumptions:

                     Q1                                              Q2
-------------------- ----------------------------------------------- ----------------------------------------
Risk Free Rate       3.66%                                           4.13%
Dividend Yield       0%                                              0%
Volatility           73%                                             84%
Time to Maturity     Expected life of the option or warrant          Expected life of the option or warrant
-------------------- ----------------------------------------------- ----------------------------------------

Principles of Consolidation

The consolidated financial statements include the accounts of CTC and its wholly owned subsidiaries (collectively, the "Company"). All significant inter-company accounts and transactions are eliminated in consolidation.

Research and Development Expenses

Research and development expenses are charged to operations as incurred.

Accounts Receivable

The Company has a $2,500,000 account receivable from one entity relating to engineering services provided during fiscal 2004 for an electrical line project in Kansas. The Company has received a progress payment on this receivable in April, 2005 and has entered into a payment schedule for repayment of the entire receivable by July, 2005. In May 2005, the progress payment received was returned for insufficient funds. The Company will evaluate the liklihood of collectibility in the subsequent quarter and intends to record a reserve for any uncollected amounts that exist prior to the date of the filing on Form 10-Q on or before August 9, 2005.

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

GENERAL AND ADMINISTRATIVE EXPENSE General and administrative expense consisted primarily of salaries and employee benefits for administrative personnel, facilities costs, stock exchange fees and insurance expenses. General and Administrative expenses decreased 29% or approx. $322,000 from $1,105,826 in the second fiscal quarter of 2004 to $783,230 in the second fiscal quarter of 2005. For the six months ended March 31, general and administrative expense decreased 12% or approx. $186,000 from $1,568,637 in 2004 to $1,381,837 in 2005.

For the three month period, the dollar decrease of $322,000 is primarily due to headcount cost increases of $55,000, SEC and investor relations related expense increase of $70,000, facility cost decreases of $103,000, travel expenditure decreases of $78,000, and a non recurring non-cash compensation expense of $266,000 in the second fiscal quarter of 2004 relating to modification of stock options exercised on a cashless basis.

For the six month period, the dollar decrease of $186,000 is primarily due to headcount cost increases of $75,000, SEC and investor relations related expense increase of $122,000, facility cost decreases of $12,000, travel expenditure decreases of $105,000, and a non recurring non-cash compensation expense of $266,000 in the second fiscal quarter of 2004 relating to modification of stock options exercised on a cashless basis.

LEGAL, PROFESSIONAL, AND CONSULTING EXPENSE Legal, professional, and consulting expense consisted primarily of legal, professional, and financing fees and consultants performing legal and professional services. Legal, Professional, and Consulting expense increased 239% or approx. $922,000 from $386,416 in the second fiscal quarter of 2004 to $1,308,586 in the second fiscal quarter of 2005. For the six months ended March 31, legal, professional, and consulting expense increased 406% or approx. $3,371,000 from $822,253 in 2004 to $4,164,416 in 2005.

For the three month period, the increase of $922,000 was related to increased litigation costs of $711,000, SEC related legal fees increase of $88,000 and a non-recurring legal settlement of $116,000.

For the six month period, the dollar increase was due to increased litigation costs of $699,000, SEC related legal fees increase of $108,000, a non-recurring legal settlement of $116,000, $368,000 in non recurring financing costs related to the issuance of the Convertible Debentures in August, 2004 and non recurring non cash expense of $2,080,000 relating to warrants issued in November, 2004 in exchange for the release of $10MM in restricted cash.

RESEARCH AND DEVELOPMENT EXPENSE Research and development expense consisted primarily of salaries for engineers and product development personnel, expenses for consultants, recruiting, supplies, equipment, and facilities related to engineering projects to enhance and extend our composite materials intellectual property offerings, and our composite materials product technology and processes. Research and Development expense decreased 24% or approx. $376,000 from $1,515,676 in the second fiscal quarter of 2004 to $1,139,749 in the second fiscal quarter of 2005. For the six months ended March 31, research and development expense increased 12% or approx. $244,000 from $1,978,985 in 2004 to $2,219,400 in 2005.

For the six month period, the increase was primarily due to increased research and development employees expenses of $641,000 offset by a reduction in consulting fees of $411,000. For the three month period, the $376,000 decrease was due to a reduction in consulting fees of $433,000, an increase in employee expenses of $367,000 and a reduction in expensed supplies and equipment of $313,000.

SALES AND MARKETING EXPENSE Sales and marketing expense consisted primarily of salaries for sales and marketing personnel, expenses for sales and marketing consultants, equipment, travel, and printed marketing literature and sales materials. Sales and marketing expense decreased 9% or approx. $22,000 from $254,221 in the second fiscal quarter of 2004 to $232,453 in the second fiscal quarter of 2005. For the six months ended March 31, sales and marketing expense decreased 10% or approx. $60,000 from $565,838 in 2004 to $505,242 in 2005.

For six month period, the $60,000 decrease was due to reduced expenditure on marketing literature of $255,000 and increased employee and consulting costs of $195,000. For the three month period, the $22,000 decrease was due to reduced expenditure on marketing literature of $46,000 and increased employee and consulting costs of $24,000.

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

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of working capital have been private debt issuances and historically, we have issued both registered stock and unregistered, restricted stock, stock options, and stock option warrants in settlement of both operational and non-operational related liabilities and as a source of funds. While we have no specific plans as to any future financing events, to the extent required we intend to continue the practice of issuing stock, debt or other financial instruments until our cash flows from the sales of our primary products is sufficient to provide cash from operations or if we believe such a financing event would be a sound business strategy. We also anticipate the continued issuance of stock options, stock payments, and warrants as described in Note 7 to attract and retain employees and key contractors.

For the six months ended March 31, 2005, we had a net loss of $10.1 million. At March 31, 2005, we had $6.7 million of cash and cash equivalents, which represented an increase of $3.8 million from September 30, 2004. The increase was due to the transfer of $10.0 million of cash from restricted cash related to the convertible subordinated debentures offset by $6.2 million of net change in cash.

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

In November 2004, we reached an agreement with the investors that purchased debentures in our $15 million financing of August 17, 2004 to release $10 million that was held in a custodian account. Following the release of the $10 million, we believe that we have sufficient operating capital to carry out our plans for the near to medium term. We anticipate that we will begin generating sales in fiscal year ending September 30, 2005 sufficient to cover operating costs. Central to our financial strategy for fiscal 2005 is the securing of sufficient equipment lease financing to support the ramp up of our core production in larger production facilities. During the six months ending March 31, 2005, we obtained approximately $455,000 in long term lease financing.

Bankruptcy and related activity:

Subsequent to the date of the filing, in April, 2005 $2.55 million of our cash was attached pursuant to the Acquvest litigation as described in Item 1 of Part II of this filing and in Note 8: Subsequent events.

On May 5, 2005 we filed for Chapter 11 bankruptcy protection, in part to release this cash so that we had it available for operations. In June, 2005, the entire $2.55 million attached pursuant to the Acquvest litigation was released back to us.

Although our reorganization plan has not been accepted to date, our bankruptcy plan of reorganization is expected to have several impacts on our operating cash flows including:

i. the cash interest payment on our Debentures is proposed to be paid in common stock. Prior to the bankruptcy filing we paid our debenture holders $225,000 per quarter in cash.

ii. any litigation related claims settled or resolved under the bankruptcy plan will be payable in company common stock rather than in cash or property.

iii. we had approximately $800,000 in accounts payable as of the date of the filing that is payable at the direction of the US Trustee and there are additional restrictions on cash payments while we are in bankruptcy proceedings. There are approximately $1.0 million in additional claims related to disputed contracts that are expected to be resolved during the bankruptcy proceedings.

iv. prior to the bankruptcy we were spending approximately $300,000 per month or approximately 30% of our negative operating cash flow for the quarter ending March 31, 2005 in legal fees, primarily for litigation related activities. The bankruptcy consolidates most of our litigation activities in one legal forum and delays the litigation activities. We anticipate substantial cash savings as a result of the consolidation and delay of the litigation offset by approximately $500,000 in additional bankruptcy related legal costs during the term of the bankruptcy.

Commercial orders: We announced our initial commercial order of our ACCC cable under our agreement with General Cable in May, 2005. From this initial commercial order through June, 2005 we have received cumulative confirmed orders for approximately $2.7 million of our ACCC cable and related ACCC hardware. During the next 12 months, we anticipate that we will increase our sales and marketing efforts and that our ACCC products will gain acceptance in the marketplace resulting in additional sales orders and positive cash flows from operations.

We believe our cash position as of March 31, 2005 of $6.7 million, in addition to approximately $500,000 of "in the money" warrants expiring in fiscal 2005, approximately $1,400,000 of "in the money" callable warrants, savings from the reduction in legal fees and interest due to the bankruptcy filing, and expected cash flows from revenue orders will not be sufficient to fund operations for the next four calendar quarters. We anticipate that additional cash is needed to fund operations beyond October 2005, and to the extent required, we intend to continue the practice of issuing stock, debt or other financial instruments for cash or for payment of services until our cash flows from the sales of our primary product are sufficient to provide cash from operations. We currently do not have binding commitments for, or readily available sources of additional financing. Our ability to maintian sufficient liquidity is dependent on our ability to raise additional capital. If we issue additional securities to raise funds, the ownership percentage of our existing stockholders equity would be reduced. New investors may demand rights, preferences or priviliges senior to those of existing holders of our common stock. Debt incurred by us would be senior to equity in the ability of debt holders to make claims on our assets. The terms of any debt issued could impose restrictions on our operations. If adequate funds are not available, our operations and liquidity could be materially adversely affected and we could be forced to curtail or cease operations.

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

We have purchased additional information technology systems supporting finance, sales, marketing and administration. We believe these infrastructure improvements will improve efficiency and enhance our compliance with the requirements of the Sarbanes Oxley Act.

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
-------------------------------------------------------------------------------------------------------------------------------

BANKRUPTCY RELATED RISKS

OUR PLAN OF REORGANIZATION MAY NOT BE CONFIRMED BY THE BANKRUPTCY COURT AND MAY NOT BE SUCCESSFULLY CONSUMMATED.

Our future results are dependent upon successfully obtaining approval, confirmation and implementation of our plan of reorganization. The Bankruptcy Court may not approve our plan of reorganization. Section 1129 of Title 11 requires, among other things, a showing that confirmation of the plan will not be followed by liquidation or the need for further financial reorganization, and that the value of distributions to dissenting holders of claims and interests may not be less than the value such holders would receive if the Company were liquidated under Chapter 7 of the United States Bankruptcy Code. There can be no assurance that the Bankruptcy Court will conclude the plan satisfies the requirements of Section 1129. Conversely, the Bankruptcy Court may confirm a plan even though it was not accepted by one or more impaired classes of creditors, if requirements of Title 11 are met. Currently, we anticipate that we will operate under the protection of Title 11 and emerge from bankruptcy proceedings in September 2005.

We filed our plan of reorganization and disclosure statement on May 5, 2005. The plan of reorganization may be amended prior to confirmation. Even if the Bankruptcy Court confirms our plan, consummation of the plan will likely be dependent upon a number of other conditions. There can be no assurance that any or all of the conditions in the plan will be met (or waived) or that the other conditions to consummation of the plan, if any, will be satisfied. If a plan is not timely consummated, it could result in our Title 11 proceedings becoming protracted, which could substantially erode the value of our enterprise to the detriment of all stockholders.

OUR TITLE 11 PROCEEDINGS MAY RESULT IN A NEGATIVE PUBLIC PERCEPTION OF US THAT MAY ADVERSELY AFFECT OUR RELATIONSHIPS WITH CUSTOMERS, AS WELL AS OUR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

Even if we submit a plan of reorganization that is confirmed by the Bankruptcy Court and consummated by us, our Title 11 filing may hinder our ongoing business activities and our ability to operate, fund and execute our business plan by (i) impairing relations with existing and potential customers; (ii) negatively impacting our ability to attract, retain and compensate key executives and associates and to retain employees generally; (iii) limiting our ability to obtain additional funding; and (iv) impairing present and future relationships with strategic partners.

OUR TITLE 11 FILINGS OSTENSIBLY TRIGGERED DEFAULTS, OR TERMINATION EVENTS, ON SUBSTANTIALLY ALL OF OUR DEBT AND LEASE OBLIGATIONS, AND CONTRACTUAL OBLIGATIONS.

At March 31, 2005, we had a shareholders' deficit of $204,479 and had approximately a total of $11,000,242 in outstanding debt. After failing to obtain a stay of Writs of Attachment allowing for the attachment of our assets totaling $2.25 million as previously reported, we filed a petition with the Bankruptcy Court in order to resolve several litigation matters under Title 11 of the Bankruptcy Code. TitleHowever, under Title 11, actions by creditors to collect claims on prepetition debt are stayed or deferred unless specifically ordered by the Bankruptcy Court.

We may file motions with the Bankruptcy Court to assume or reject our executory contracts. An executory contract is one in which the parties have mutual obligations to perform (e.g., equipment leases and real property leases). Unless otherwise agreed, the assumption of a contract will require that we cure all prior defaults under the related contract, including all prepetition liabilities. Unless otherwise agreed, the rejection of a contract is deemed to constitute a breach of the agreement as of the moment immediately preceding the Title 11 filing, giving the other party to the contract a right to assert a general unsecured claim for damages arising out of the breach. Additional liabilities subject to the proceedings may arise in the future as a result of the rejection of executory contracts, including leases, and from the determination of the Bankruptcy Court (or agreement by parties in interest) of allowed claims for contingencies and other disputed amounts. Conversely, the assumption of executory contracts and unexpired leases may convert liabilities shown as subject to compromise to postpetition liabilities. Due to the uncertain nature of many of the potential claims, we are unable to project the magnitude of such claims with any degree of certainty.

THE BANKRUPTCY PROCEEDING WILL HAVE AN IMPACT ON OUR FINANCIAL STATEMENTS, WHICH MAY REQUIRE US TO REVALUE OUR ASSETS TO THEIR MARKET VALUE AND RECORD ADDITIONAL EXPENSES AND LIABILITIES THAT REPRESENT CLAIMS ALLOWED BY THE BANKRUPTCY COURT THAT MAY BE IN EXCESS OF LIABILITES RECORDED IN OUR FINANCIAL STATEMENTS

Under GAAP, in particular AICPA SOP 90-7, upon the approval of our plan of reorganization, we are required to revalue our assets to their market values and to record as additional expenses and additional liabilities for any amounts which represent claims allowed by the Bankruptcy Court, which may be in excess of the liabilities recorded in our financial statements. Our assets consist primarily of current assets valued at the lower of cost or market, which we believe approximates their market value and for equipment which we believe that depreciated net book value to approximate the market value. With respect to current liabilities and capital leases, we intend to honor all payables and accrued liabilities and our plan of reorganization stipulates payment in full for our pre-petition accounts payable. Our Plan also stipulates the assumption of our capital leases. However, we have not reached the deadline for potential claimants to make claims under the bankruptcy. In addition, to date, we have three claims representing approximately $750,000 in additional expenses and liabilities that we have disputed under the Chapter 11 but which may be allowed by the Bankruptcy Court in their entirety or a fraction of that total, or not at all. Although we have recorded all liabilities that we believe will be the amounts approved under the bankruptcy, we may be required to record additional expenses.

Effective as of the date of the bankruptcy filing and as stipulated in our Plan of Reorganization, the allowed value of our debentures was determined to be $15,000,000 which is in excess of our carrying value as of that date. Fro the quarter ending June 30, 2005, we will record additional expense of approximately $4.8M as a reorganization item to adjust the carrying value of our $15M debentures to the anticipated allowed claim.

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

WE HAVE EXPERIENCED DIFFICULTIES IN COLLECTING ACCOUNTS RECEIVABLE, WHICH COULD HARM OUR BUSINESS AND RESULT IN HIGHER LOSSES THAN ANTICIPATED.

Our management believed the $2.5 million receivable to be collectible from Global American Energy for work carried out between March 31, 2003 and September 30, 2004 as of the original filing date of our annual report for the year ended September 30, 2004 through the date that the initial payment from Global American Energy was returned for insufficient funds. We recorded the entire balance outstanding of $2,500,000 as services revenue in fiscal 2004 and included it in our accounts receivable balance as of September 30, 2004. In March 2005, we agreed to an extended payment plan whereby Global American Energy would pay $500,000 by May 31, 2005, $500,000 by June 30, 2005 and the remaining $1,500,000 by July 31, 2005. The check for the initial payment under this schedule was deposited on April 29, 2005 and returned as insufficient funds on May 9, 2005. As of August 4, 2005, no additional payments have been received. As such, and unless substantial payments are made prior to the filing of our 10-Q for the quarter ended June 30, 2005 on or before August 9, 2005, we intend to record into the quarter ending June 30, 2005 an allowance for uncollectible accounts in the amount of the receivable that remains uncollectible as of the last practical business date prior to the filing of the 10-Q.

Accounts receivable may not result in actual revenue because we have experienced issues surrounding payment for our services. Consequently, we may have to maintain significant allowances for uncollectible or doubtful accounts. If we fail to realize revenue from our accounts receivable or we do not recognize that revenue on our anticipated timeframe, our operating results in future reporting periods may be materially impacted due to decreased revenue. Failure to recognize our accounts receivable may result in higher losses than anticipated and have an adverse impact or our cash flow.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

10.18(14)   Letter Agreement between Composite Technology Corporation and ATEL
            Ventures, Inc., dated December 16, 2004.

10.19(14)   Master Lease Agreement between Composite Technology Corporation and
            IFC Credit Corporation dated May 7, 2004, as amended.

10.20(14)   Consulting Agreement by and between Composite Technology
            Corporation, CTC Cable Corporation and Global American Energy Inc., dated March 31, 2003.

10.21(14)   License Agreement between Composite Technology Corporation and W.
            Brandt Goldsworthy & Associates, Inc., dated February 6, 2003.

10.22(14)   Consulting Agreement by and between Composite Products Development,
            Inc., George Korzeniowski and Composite Technology Corporation, dated March 1, 2002.

10.23(14)   Consulting Agreement by and between Composite Support & Solutions,
            Inc. and Composite Technology Corporation.

10.24(14)   Firm Fixed Price Billable Services Agreement Terms and Conditions
            between EPRI Solutions, Inc. and Composite Technology Corporation, dated February 2003.

10.25(14)   Research Agreement between University of Southern California and
            Composite Technology Corporation, dated June 23, 2003.

10.26(14)   Joint Development Agreement between FCI SA and Composite Technology
            Corporation, dated November 5, 2003.

10.27(14)   Consulting Agreement between David C. Bryant and Composite
            Technology Corporation, dated February 21, 2003.

10.28(14)   Employee Confidentiality and Assignment Agreement between David C.
            Bryant and Composite Technology Corporation, dated February 21,
            2005.

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

(10) Incorporated herein by reference to Form 8-K filed with the U.S. Securities and Exchange Commission on November 24, 2004.

(11) Incorporated by reference to Form 8-K filed with the U.S. Securities and Exchange Commission on January 11, 2005.

(12) Incorporated herein by reference to Form 8-K filed with the U.S. Securities and Exchange Commission on January 18, 2005.

(13) Incorporated herein by reference to Form SB-2 filed with the U.S. Securities and Exchange Commission on January 25, 2005.

(14) Incorporated herein by reference to Form 10-KSB/A filed with the U.S. Securities and Exchange Commission on August 8, 2005.

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