Form 10-Q
period 2005-06-30
COMPOSITE TECHNOLOGY CORP
filed 2005-08-09
CIK 317477

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                                   (Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

YES [X] NO [ ]

Indicate the number of shares outstanding of the issuer's common stock as of August 2, 2005

            CLASS                              NUMBER OF SHARES OUTSTANDING
            -----                              ----------------------------
   Common Stock, par value                          115,955,582 shares
       $0.001 per share

================================================================================

                        COMPOSITE TECHNOLOGY CORPORATION
                  Form 10-Q for the Quarter ended June 30, 2005
                                Table of Contents

                                                                                                     Page
                                                                                                     ----
PART I - FINANCIAL INFORMATION
Item 1 Financial Statements                                                                            3
Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations          20
Item 3 Quantitative and Qualitative Disclosures About Market Risk                                     46
Item 4 Controls and Procedures                                                                        46

PART II - OTHER INFORMATION
Item 1 Legal Proceedings                                                                              47
Item 2 Unregistered Sales of Equity Securities and the Use of Proceeds                                51
Item 3 Defaults Upon Senior Securities                                                                51
Item 4 Submission of Matters to a Vote of Security Holders                                            52
Item 5 Other Information                                                                              52
Item 6 Exhibits                                                                                       53
SIGNATURE                                                                                             55
INDEX TO EXHIBITS                                                                                     56

ITEM 1

                          PART 1 - FINANCIAL STATEMENTS
                        COMPOSITE TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                              DEBTOR IN POSSESSION
                          (DEVELOPMENT STAGE COMPANIES)
                      CONDENSED, CONSOLIDATED BALANCE SHEET
                                   (unaudited)

                                                                         June 30, 2005         September 30,
                                                                         -------------         -------------
                                                                                                 2004
ASSETS                                                                                              restated
CURRENT ASSETS
Cash and cash equivalents                                                $   2,408,824         $   2,930,615
Restricted Cash                                                                     --            10,010,060
Accounts receivable, net of reserve of $2,500,000 and $0                       566,145             2,501,994
Inventory                                                                    1,329,230               788,799
Prepaid expenses and other current assets                                      578,483               378,052
                                                                         -------------         -------------

Total current assets                                                         4,882,682            16,609,520

PROPERTY AND EQUIPMENT, net                                                  2,693,524             1,253,123
OTHER ASSETS                                                                   304,786               218,600
                                                                         -------------         -------------

TOTAL ASSETS                                                                $7,880,992           $18,081,243
                                                                         =============         =============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts Payable                                                              $764,672            $1,841,535
Accrued Interest                                                               135,714                    --
Accrued Payroll                                                                158,083               122,621
Liabilities subject to compromise                                            1,618,520                    --
Due to Affiliate                                                               100,000                    --
Deferred revenue                                                             1,128,364               564,750
Accrued officer compensation                                                        --               264,561
Deferred gain on sale of fixed assets                                           22,581                49,569
Lease obligation - current                                                     392,101               251,782
                                                                         -------------         -------------

Total current liabilities                                                    4,320,035             3,094,818
                                                                         -------------         -------------

LONG TERM LIABILITIES
Convertible notes, net of unamortized debt  discount                        15,000,000             8,901,106
Lease obligation - long-term                                                   550,627               482,600
                                                                         -------------         -------------

Total long-term liabilities                                                 15,550,627             9,383,706
                                                                         -------------         -------------

Total Liabilities                                                           19,870,662            12,478,524
                                                                         -------------         -------------

SHAREHOLDERS' EQUITY
Common stock, $.001 par value 200,000,000 shares authorized                    115,639               110,841
115,639,749 shares issued and outstanding
Deferred compensation - stock options                                        (137,100)             (362,925)
Additional paid-in capital                                                  36,461,229            32,294,159
Deficit accumulated during the development stage                          (48,429,438)          (26,439,356)
                                                                         -------------         -------------

Total shareholder's equity (Deficit)                                      (11,989,670)             5,602,719
                                                                         -------------         -------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                  $7,880,992           $18,081,243
                                                                         =============         =============

The accompanying notes are an integral part of these financial statements

                        COMPOSITE TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                              DEBTOR IN POSSESSION
                          (DEVELOPMENT STAGE COMPANIES)
                CONDENSED, CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (UNAUDITED)
                FOR THE NINE MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (UNAUDITED)
               AND FOR THE PERIOD FROM MARCH 28, 2001 (INCEPTION)
                                TO JUNE 30, 2005
                                   (UNAUDITED)

                                                                                                                   For the Period
                                                                                                                     from March
                                  Three Months         Three Months        Nine Months        Nine Months             28,2001
                                  ended June 30,       ended June 30,      ended June 30,     ended June 30,       (Inception) to
                                       2005                 2004                2005               2004             June 30, 2005
                                -------------------  -------------------  -----------------  -----------------    ------------------
                                   (unaudited)            Restated          (unaudited)          Restated
                                -------------------  -------------------  -----------------  -----------------    ------------------
                                                        (unaudited)                            (unaudited)           (unaudited)
Revenue:
     Product Sales              $               --   $               --   $         46,485   $             --     $          46,485
     Consulting Revenue                         --                   --                 --                 --             2,500,000
                                -------------------  -------------------  -----------------  -----------------    ------------------

Total Revenue                                   --                   --             46,485                 --             2,546,485

Cost of production sales sold                   --                   --             30,894                 --                30,894
Cost of consulting revenue                      --                   --                 --                 --               314,548
                                -------------------  -------------------  -----------------  -----------------    ------------------
Gross margin                                    --                   --             15,591                 --             2,201,043

OPERATING EXPENSES
Officer compensation                        60,000              116,923            186,838            302,258             1,626,738
General and administrative               3,191,177              739,501          4,574,014          2,308,137             9,611,300
Legal, professional, &                     857,514            1,778,528          5,021,930          2,600,781            16,382,152
consulting
Research and development                 1,806,087              644,983          4,025,487          2,623,968            11,485,960
Sales and Marketing                        287,974              185,585            793,216            751,423             3,414,508
Depreciation                               130,795               29,931            367,123             61,170               543,337
Reorganization Expense -                   272,830                   --            272,830                 --               272,830
Bankruptcy legal fees
                                -------------------  -------------------  -----------------  -----------------    ------------------

Total operating expenses                 6,606,377            3,495,451         15,241,438          8,647,737            43,336,825
                                -------------------  -------------------  -----------------  -----------------    ------------------

LOSS FROM OPERATIONS                   (6,606,377)          (3,495,451)       (15,225,847)        (8,647,737)          (41,135,782)
                                -------------------  -------------------  -----------------  -----------------    ------------------

OTHER INCOME /EXPENSE
Interest expense                         (459,150)             (14,728)        (1,993,939)           (14,875)           (2,408,503)
Interest income                             21,033                1,715             53,577              1,715                67,474
Gain on sale of assets                       3,841                3,280              8,097              3,280                17,573
Reorganization item - adjustment       (4,831,970)                   --        (4,831,970)                 --           (4,831,970)
to carrying value -
Convertible Debentures
Carrying value impairment
adjustment on investments in
other companies                                 --                   --                 --                 --             (138,230)
                                -------------------  -------------------  -----------------  -----------------    ------------------

Total other income/expense             (5,266,246)              (9,733)        (6,764,235)            (9,880)           (7,293,656)
                                -------------------  -------------------  -----------------  -----------------    ------------------

NET LOSS                             $(11,872,623)         $(3,505,184)      $(21,990,082)       $(8,657,764)         $(48,429,438)
                                ===================  ===================  =================  =================    ==================
BASIC AND DILUTED LOSS PER
SHARE                                      $(0.10)              $(0.03)            $(0.19)            $(0.09)
                                ===================  ===================  =================  =================

TOTAL BASIC AND DILUTED LOSS
PER SHARE AVAILABLE TO COMMON
SHAREHOLDERS                               $(0.10)              $(0.03)            $(0.19)            $(0.09)
                                ===================  ===================  =================  =================

WEIGHT-AVERAGE COMMON SHARES
OUTSTANDING                            114,555,791          102,948,012        113,532,412        101,499,604
                                ===================  ===================  =================  =================

The accompanying notes are an integral part of these financial statements.

                        COMPOSITE TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                              DEBTOR IN POSSESSION
                          (DEVELOPMENT STAGE COMPANIES)
                CONDENSED, CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE NINE MONTHS ENDED JUNE 30, 2005 AND 2004 (UNAUDITED)
       AND FOR THE PERIOD FROM MARCH 28, 2001 (INCEPTION) TO June 30, 2005
                                   (UNAUDITED)

                                                                     For the Nine  For the Period
                                                    For the Nine       Months        from March
                                                    Months ending    ending June       28,2001
                                                       June 30,          30,       (Inception) to
                                                         2005           2004        June 30, 2005
                                                     (unaudited)      Restated        Restated
                                                                     (unaudited)     (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                           $(21,990,082)    $(8,657,764)   $(48,429,438)
Adjustments to reconcile net loss to net cash
used in operating activities:
Accretion of deferred gain on PP&E                      (26,988)         (3,280)        (36,464)
Loss on sale of fixed assets                              6,870            --             6,870
Depreciation                                            367,123          61,170         543,337
Amortization of prepaid expenses originally                             325,199         218,993
paid with common stock
Interest on fixed conversion features                 1,266,924            --         1,532,093
Reserve for Uncollectible Accounts                    2,500,000            --         2,500,000
Issuance of common stock for services                   286,724         744,044       8,872,279
Issuance of common stock for legal                         --              --           832,750
settlements
Issuance of warrants for services                     2,079,523            --         3,953,883
Issuance of warrants for legal settlement                  --            11,750
Expense related to issuance of common stock                --            64,005         603,500
at less than fair value
Compensation expense related to fair value of           225,825       1,789,226       1,527,175
stock options
Compensation expense related to modification               --           350,945         364,277
of stock options
Compensation expense related to modification               --              --         1,540,000
of stock warrants
Carrying Value Adjustment to Convertible Debentures   4,831,970                       4,831,970
Carrying value impairment adjustment on                   1,000            --           138,230
investments in other companies
(Increase) decrease in Assets:
Restricted Cash                                      10,010,060            --              --
Accounts Receivable                                    (564,151)           --        (3,066,145)
Inventory                                              (528,557)           --        (1,317,356)
Prepaid Expenses                                       (218,189)       (476,492)       (239,690)
Capitalized construction costs                          (98,508)           --          (304,787)
Other assets                                            (59,795)           --          (269,395)
Increase (Decrease) in Liabilities
Accounts payable - trade                                231,872         927,268       2,081,424
Accrued legal settlement                                   --           (74,019)           --
Accrued interest payable                                225,000            --           225,000
Accrued payroll and related expenses                     77,341          80,761         199,962
Accrued officer compensation                             (8,942)         37,334         255,619
Due to Affiliate                                        100,000            --           100,000
Deferred revenue                                        563,614         564,750       1,128,364
                                                   ------------     -----------    ------------
Net cash provided by (used in) operating               (721,366)     (4,266,853)    (22,195,799)
activities

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of property and equipment                   (1,362,510)       (719,172)     (2,432,803)
Proceeds from sale of assets                               --           500,000         500,000
Investments in other companies                             --              --           (40,000)
                                                   ------------     -----------    ------------
Net cash provided by (used in) investing             (1,362,510)       (219,172)     (1,972,803)
activities

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible debentures           --              --        15,000,000
Proceeds from notes payable                                --            81,000         253,000
Payments on capital lease assets                       (243,537)         (6,212)       (309,155)
Proceeds from sale of preferred stock                      --              --           132,000

Proceeds from exercise of options                       295,000            --           855,000
Proceeds from exercise of warrants                    1,510,622         695,911       4,407,400
Common Stock Subscription Receivable                       --           (98,522)           --
Proceeds from sale of common stock                         --         3,392,468       6,476,211
Payment for costs associated with the sale of              --          (220,030)       (237,030)
                                                   ------------     -----------    ------------
common stock
Net cash provided by financing activities             1,562,085       3,844,615      26,577,426

Net increase/(decrease) in cash and cash               (521,791)       (641,410)      2,408,824
equivalents
CASH AND CASH EQUIVALENTS, BEGINNING OF  PERIOD       2,930,615       1,130,498            --
                                                   ------------     -----------    ------------

CASH AND CASH EQUIVALENTS, END OF  PERIOD          $  2,408,824     $   489,088    $  2,408,824
                                                   ============     ===========    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION
INTEREST PAID                                      $    529,655            --      $    912,451
INCOME TAX PAID                                    $      1,600            --      $      1,600

The accompanying notes are an integral part of these financial statements.

Supplemental Schedule for Non Cash Financing Activities

During the first quarter of fiscal 2005, the Company approved for issuance 82,417 Series U warrants to two entities in connection with obtaining equipment lease financing for the Company. Each Series U warrant entitles the holder to purchase one share of unregistered, restricted common stock at $1.83 per share and expires on August 18, 2008. The Company may, subject to a 20 day notice, call the warrants if the common stock price is equal to or exceeds 200% of the exercise price. The Company valued the warrants using the modified Black-Scholes-Merton option pricing model with a risk free rate of 3.66%, a life of four years, a volatility of 73%, a 0% dividend rate, and a market price per share of $1.83. The Company recognized $85,714 of compensation expense for services rendered recorded in Legal, Consulting, and Professional Fees expense. The warrants have not been issued as of June 30, 2005.

During the first quarter of fiscal 2005, the Company issued 1,083,592 warrants in connection with obtaining an amendment to the Debenture held by Midsummer Investment, Ltd, Bristol Investment Fund, Ltd, Islandia L.P. and Omicron Master Trust. Each warrant entitles the holder to purchase one share of unregistered, restricted common stock at $3.23 per share and expires on November 19, 2008. The Company recognized $1,993,809 of compensation expense as a result of these transactions recorded in Legal, Consulting, and Professional Fees expense. The warrants were valued using the Modified Black Scholes Merton option pricing model with a risk free rate of 3.66%, a life of four years, a volatility of 73%, a 0% dividend rate and a market price of $3.23 per share.

During the second quarter of fiscal 2005, the Company issued 150,000 Common Shares valued at $2.77 per share and registered under the Company's Form S-8 to one consultant in payment of services related to intellectual property rights.

During the Nine Months ended June 30, 2005, 33,332 Series K warrants exercisable at $0.46 per warrant were exercised on a cashless exercise basis. The Company issued 28,352 Common Shares as a result of these transactions.

During the Nine Months ended June 30, 2005, 250,000 Series L warrants exercisable at $0.42 per warrant were exercised on a cashless exercise basis. The Company issued 229,000 Common Shares as a result of this transaction.

During the Nine Months ended June 30, 2005, the Company acquired fixed assets under a capital lease agreement in the amount of $451,883.

NOTE 1 - ORGANIZATION AND LINE OF BUSINESS,
Composite Technology Corporation, incorporated in Florida and reincorporated in Nevada, is an Irvine, CA based company providing advanced composite core conductor ("ACCC") cables for electric transmission and distribution lines. The Company operates under four wholly owned subsidiaries incorporated in the State of Nevada: CTC Wind Systems Corporation, CTC Cable Corporation, CTC Towers & Poles Corporation, and Transmission Technology Corporation. The Company's first product is high performance ACCC cable for electric transmission and distribution lines.

ACCC cable is commercially available in the United States and Canada through distribution and purchase agreements between General Cable Industries, Inc. and the Company's wholly owned subsidiary, CTC Cable Corporation and elsewhere worldwide directly from the Company.

On May 5, 2005, (Petition Date) Composite Technology Corporation filed a voluntary reorganization plan and disclosure statement under the provisions of Title 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the Central District of California under case number SA 05-13107 JR. Its subsidiaries, including CTC Cable Corporation, CTC Wind Systems Corporation and CTC Towers and Poles Corporation, are not party to the Title 11 case. As of the Petition Date, multiple lawsuits were taxing the Company's managerial, operational and financial resources and threatened to divert management from their duties of running the business. One of these lawsuits also resulted in an attachment of more than $2.5 million of the Company's funds. The Company believes the bankruptcy filing was necessary to release cash for the operation of its business, to give it a reprieve from burdensome litigation so that management could focus on marketing and sales, and to establish a plan for treating the claims of various parties in interest fairly. The Company believes that having these lawsuits heard by the Bankruptcy Court as part of the reorganization will provide a fair and reasonable means of addressing each claim and affording the same treatment to each claim. If the lawsuits proceed in different jurisdictions there is a possibility of inconsistent judgments. Moreover, as a result of the Title 11 filing, attempts to collect, secure or enforce remedies with respect to most prepetition claims against the Company are subject to the automatic stay provisions of Section 362(a) of Title 11. Our disclosure statement was approved by the bankruptcy court on July 6, 2005 and a hearing for confirmation of our bankruptcy plan has been scheduled for September 8, 2005.

As a Debtor in Possession, CTC is authorized to continue to operate as an ongoing business but may not engage in transactions outside the ordinary course of business without the approval of the Court, after notice and an opportunity for a hearing. Under the Bankruptcy Code, actions to collect pre-petition indebtedness, as well as the pending litigation, are stayed and other contractual obligations against the Company may not be enforced. In addition, under the Bankruptcy Code, the Company may assume or reject executor contracts, including lease obligations. Parties affected by these rejections may file claims with the Bankruptcy Court, in accordance with the reorganization process. Absent an order of the Court, substantially all pre-petition liabilities are subject to settlement under a plan of reorganization to be voted upon by creditors and equity holders and approved by the Court.

Upon emergence from bankruptcy, the amounts reported in subsequent financial statements may materially change due to the restructuring of the Company's assets and liabilities as a result of the Plan of Reorganization and the application of the provisions of Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code (SOP 90-7), with respect to reporting upon emergence from Chapter 11 (Fresh Start accounting). Changes in accounting principles required under generally accepted accounting principles within 12 months of emerging from bankruptcy are required to be adopted at the date of emergence. Additionally, the Company may choose to make changes in accounting policies and practices at that time. For all of these reasons, financial statements subsequent to emergence from Chapter 11 may not be comparable with those of prior periods.

The accompanying Consolidated; Condensed Financial Statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business and in accordance with SOP 90-7. Accordingly, all pre-petition liabilities subject to compromise have been segregated in the Consolidated Balance Sheets and classified as Liabilities Subject to Compromise, at the estimated amount of allowable claims. Liabilities not subject to compromise are separately classified as current and non-current.

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

In May, 2005, the Company also reclassified certain consulting related expenses in the Statement of Operations for the three and Nine Months ended June 30, 2005.

Below is the effect to the Statements of Operations for the three and Nine Months ended June 30, 2004:

Statement of Operations for Three months ended June 30, 2004

                                             As Originally       Restatement                       As
                                                 Reported        Adjustment                  Restated
Operating Expenses
Officer Compensation                      $         86,923  $         30,000     2  $          116,923
                                          ----------------- -----------------       -------------------
General and administrative                       1,116,493         (376,992)     2             739,501
                                          ----------------- -----------------       -------------------
Legal, Professional, and consulting                321,179         1,457,349     2           1,778,528
                                          ----------------- -----------------       -------------------
Research and Development                           305,760           271,223     2
                                                                      68,000     1             644,983
                                          ----------------- -----------------       -------------------
Sales and Marketing                                                  185,585     2             185,585
                                          ----------------- -----------------       -------------------
Depreciation                                        29,931                --                    29,931
                                          ----------------- -----------------       -------------------
Compensation expense related to
modification of warrants                         1,540,000       (1,540,000)     2                  --
                                          ----------------- -----------------       -------------------
Compensation expense related to fair                40,325          (40,325)     2                  --
value of stock options research and
development
                                          ----------------- -----------------       -------------------
Total Operating Expenses                         3,440,611            54,840                 3,495,451
                                          ----------------- -----------------       -------------------

Gain/Loss on Asset sales                             3,280                --                     3,280
                                          ----------------- -----------------       -------------------
Interest Expense                                        --          (14,728)     2            (14,728)
                                          ----------------- -----------------       -------------------
Interest Income                                        147             1,568     2               1,715
                                          ----------------- -----------------       -------------------
                                Net loss  $    (3,437,184)  $       (68,000)        $      (3,505,184)
                                          ================= =================       ===================

Statement of Operations for Nine Months ended June 30, 2004

                                             As Originally       Restatement                        As
                                                 Reported        Adjustment                  Restated
                                                 --------        ----------                  --------
Operating Expenses
Officer compensation                      $        272,258  $         30,000     2  $          302,258
                                          ----------------- -----------------       -------------------
General and administrative                       2,670,772           266,529     1
                                                                   (629,164)     2           2,308,137
                                          ----------------- -----------------       -------------------
Legal, Professional, and consulting              2,005,104            13,750     1
                                                                     581,927     2           2,600,781
                                          ----------------- -----------------       -------------------
Research and Development                         1,511,570            68,000     1
                                                                   1,044,398     2           2,623,968
                                          ----------------- -----------------       -------------------
Sales and Marketing                                     --             2,666     1
                                                                     748,757     2             751,423
                                          ----------------- -----------------       -------------------
Depreciation                                        61,170                --                    61,170
                                          ----------------- -----------------       -------------------
Compensation expense related to
modification of warrants                         1,540,000       (1,540,000)     2                  --
                                          ----------------- -----------------       -------------------
Compensation expense related to fair
value of stock options legal                       128,250         (128,250)     2                  --
                                          ----------------- -----------------       -------------------
Compensation expense related to fair               120,975         (120,975)     2                  --
value of stock options research and
development
                                          ----------------- -----------------       -------------------
Total Operating Expenses                         8,310,099           337,638                 8,647,737
                                          ----------------- -----------------       -------------------
Gain/Loss on Asset sales                             3,280                --                     3,280
                                          ----------------- -----------------       -------------------
Interest Expense                                        --          (14,875)     2            (14,875)
                                          ----------------- -----------------       -------------------
Interest Income                                         --             1,715     2               1,715
                                          ----------------- -----------------       -------------------
 Net loss                                 $    (8,306,819)  $      (350,798)        $      (8,657,617)
                                          ================= =================       ===================

1) During fiscal 2004, the Company allowed for the cashless exercise of non qualifying employee stock options to four former employees as part of the settlement of their option vesting and to one employee. A total of 280,265 shares were exercised between $0.25 per share and $1.00 per share. As a result of these transactions, the Company had initially recorded $64,005 in compensation expense. Under FIN 44, a cashless exercise where the exercise price is paid for by the stock being exercised is considered to be a modification of the option grant and the fair value of the transaction must be recorded as expense. For the 280,265 shares exercised, 237,220 shares of Common Stock of the Company were issued and additional compensation expense was recorded as follows: the fair value was determined using the difference between the closing market value of the Company's common stock on the date of each underlying transaction and the exercise price per share of the options exercised. For fiscal 2004, the total additional expense of $364,277 represents the fair value of the 280,265 shares, valued at $496,217 less the exercise cost of $65,935 and less the previously recorded expense of $64,005. For the three months ended June 30, 2004 one individual exercised 75,000 shares at an exercise price of between $0.25 and $0.53 per share resulting in additional compensation expense of $68,000. For the nine months ended June 30, 2004, four individuals exercised 260,265 options at an exercise price of between $0.25 and $0.53 per share resulting in additional compensation expense of $350,945. The impact per share due to the additional expense was less than $0.01 per share for both the three and nine months ended June 30, 2004 although due to rounding, this increased the loss per share from $0.08 to $0.09 for the nine months ended June 30, 2004. The Company does not intend to allow for the cashless exercise of additional stock options in the future.

2) During the preparation of the quarterly filing for the period ending June 30, 2005, the Company changed classification of certain consulting expenses related to general and administrative, product development, and sales and marketing activities. To be consistent with the current period presentation, certain operating expense balances for the three and Nine Month periods ending June 30, 2005 were reclassified. No additional expense was recorded as a result of this reclassification and there was no impact on earnings per share.

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

Our principal sources of working capital have been private debt issuances and historically, the Company has issued registered stock and unregistered, restricted stock, stock options, and warrants in settlement of both operational and non-operational related liabilities and as a source of funds.

Commercial orders: We announced our initial commercial order of our ACCC cable under the General Cable agreement in May, 2005. From this initial commercial order through June, 2005 we have received cumulative confirmed orders for approximately $1.6 million of our ACCC cable and related ACCC hardware. During the next 12 months, we anticipate that our sales will increase and that our ACCC products will gain acceptance in the marketplace resulting in additional sales orders and positive cash flows from operations.

We believe our cash position as of June 30, 2005 of $2.4 million, in addition to approximately $500,000 of "in the money" warrants expiring in fiscal 2005, approximately $1,400,000 of "in the money" callable warrants, savings from the reduction in legal fees due to the bankruptcy filing, and expected cash flows from revenue orders may not be sufficient to fund operations for the next four calendar quarters. We anticipate that additional cash is needed to fund operations beyond October, 2005 and to the extent required the Company intends to continue the practice of issuing stock, debt or other financial instruments for cash or for payment of services until our cash flows from the sales of our primary products is sufficient to provide cash from operations or if we believe such a financing event would be a sound business strategy.

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The accompanying unaudited consolidated financial statements of Composite Technology Corporation (the "Company" or "Composite Technology") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required for complete financial statements. Interim information is unaudited; however, in the opinion of the Company's management, the accompanying unaudited, consolidated financial statements reflect all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation of the Company's interim financial information. These financial statements and notes should be read in conjunction with the audited financial statements of the Company included in the Company's Annual Report on Form 10-KSB/A for the year ended September 30, 2004 filed with the Securities and Exchange Commission on August 8, 2005.

The results of operations for the interim period ended June 30, 2005 are not necessarily indicative of the operating results that may be reported for the fiscal year ending September 30, 2005 or for any other future period.

Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

The Company filed a voluntary petition for Chapter 11 bankruptcy with the United States Bankruptcy Court for the Central District of California.

As discussed in Note 1, for financial reporting purposes, the consolidated financial statements have been prepared on a going concern basis. In addition, the debtor has applied the provisions of the AICPA SOP 90-7. Accordingly, all pre-petition liabilities subject to compromise have been segregated in the Balance Sheet and classified as Liabilities Subject to Compromise, at the estimated amount of allowable claims. Liabilities not subject to settlement are classified as current or non-current. See also Note 8.

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

PRODUCT SALES. Product revenues are generally recognized when product shipment has been made and title has passed to the end user customer. Product revenues consist primarily of revenue from the sale of: (i) wrapped composite core to utilities either sold directly by the Company or through our distributor, ii) composite core sold to a cable wrapping partner not subject to a distributor agreement and where title passes to the partner, or iii) cable core hardware sold to utility companies. For most product sales, we expect that the terms of sales generally will not contain provisions that will obligate us to provide additional products or services after installation to end users. We recognize revenue: (i) upon shipment when products are shipped FOB shipping point or (ii) upon delivery at the customer's location when products are shipped FOB destination. Billings related to products shipped but not recognized as revenues are carried in deferred revenues on the balance sheet. Product costs associated with these deferred revenues are carried in inventory.

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

During its history, the Company has entered into revenue bearing contracts of long term (greater than one year) duration. Due to a lack of operational history resulting in low reliability of estimates on interim rates of completion of such contracts, revenues associated with long term contracts are recognized on the completed-contract method of accounting. Under this method, billings and costs are accumulated during the period of installation, but no revenues are recorded before the completion of the work. Costs of revenues are capitalized and are recorded in other assets. Provisions for estimated losses on uncompleted contracts are made at the time such losses are determined. Operating expenses, including indirect costs and administrative expenses, are charged as incurred to periodic income and not allocated to contract costs.

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

The Company has adopted the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation cost other than that required to be recognized by APB No. 25, the difference between the fair value of the Company's common stock at the grant date and the exercise price of the options has been recognized. Had compensation cost for the Company's Stock Plan been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share for the Nine Months ended June 30, 2005 and 2004 would have been increased to the pro forma amounts indicated below:


                                     Three months end     Three months end        Nine Months end        Nine Months end
                                       June 30, 2005        June 30, 2004          June 30, 2005          June 30, 2004
                                     -----------------    ------------------    -------------------    -------------------
                                                               Restated                                      Restated
                                     -----------------    ------------------    -------------------    -------------------
Net loss, as reported                $     (11,872,623)   $       (3,505,184)   $       (21,990,082)   $        (8,647,884)
Deduct total stock based employee
compensation expense determined
under fair value method for all
awards, net of tax                   $        (376,026)   $         (161,978)   $        (1,112,657)   $          (323,957)
                                     -----------------    ------------------    -------------------    -------------------

Net loss, pro forma                  $      12,248,649    $       (3,667,162)   $       (23,102,739)   $        (8,971,841)
                                     -----------------    ------------------    -------------------    -------------------

Earnings per common share
Basic, as reported                   $           (0.10)   $            (0.04)   $             (0.19)   $             (0.09)
Basic, pro forma                     $           (0.11)   $            (0.04)   $             (0.20)   $             (0.09)
Diluted, as reported                 $           (0.10)   $            (0.04)   $             (0.19)   $             (0.09)
Diluted, pro forma                   $           (0.11)   $            (0.04)   $             (0.20)   $             (0.09)

Options granted to employees and warrants issued for services were valued at fair value using the Modified Black-Scholes Merton Option Pricing Model. Assumptions used were as follows:

                              Q1                          Q2                       Q3
----------------------------- --------------------------- ------------------------ -----------------------
Risk Free Rate                3.66%                       4.13%                    3.72%
----------------------------- --------------------------- ------------------------ -----------------------
Dividend Yield                0%                          0%                       0%
----------------------------- --------------------------- ------------------------ -----------------------
Volatility                    73%                         84%                      106%
----------------------------- --------------------------- ------------------------ -----------------------
Time to Maturity              Expected life of the        Expected life of the     Expected life of the
                              option or warrant           option or warrant        option or warrant
----------------------------- --------------------------- ------------------------ -----------------------

Principles of Consolidation
The consolidated financial statements include the accounts of CTC and its wholly owned subsidiaries (collectively, the "Company"). All inter-company accounts and transactions are eliminated in consolidation.

Research and Development Expenses
Research and development expenses are charged to operations as incurred.

Accounts Receivable

The Company extends credit to its customers. Collateral is generally not required. Credit losses are provided for in the financial statements based on management's evaluation of historical and current industry trends as well as history with individual customers. Although the Company expects to collect amounts due, actual collections may differ from estimated amounts. As of June 30, 2005 the Company had receivables totaling $3,066,145 from four companies. Of this amount, $566,145 are for product sales shipped during the quarter ending June 30, 2005. One receivable totaling $2,500,000 has been outstanding since September 30, 2004 and represents amounts due on a consulting contract that was completed on September 30, 2004. During the quarter ended March 31, 2005, the Company negotiated payment terms on the $2.5million receivable consisting of $250,000 due on April 30, 2005, $250,000 due on May 31, $250,000 due on June 30,
2005 and with the remaining $1,750,000 due by July 31, 2005. The Company received a check for $250,000 in April, 2005 and deposited this check on April 29, 2005 as a progress payment on the payment schedule. The check was returned for insufficient funds and subsequent attempts to collect on the initial payment have failed. The customer has also neglected to pay any additional funds on the repayment schedule and has not responded to a demand letter for payment. As a result, the Company now believes that the receivable is impaired and has recorded a reserve of $2,500,000 into General and Administrative expense during the quarter ending June 30, 2005. The Company intends to aggressively pursue collection of this receivable and any subsequent collections of funds will be recorded as an expense reduction in future quarters.

Inventory
Inventories consist of our wrapped and unwrapped manufactured composite core and related hardware products and raw materials used in the production of those products. Inventories are valued at the lower of cost or market under the FIFO method. Products manufactured internally are valued at standard cost which approximates replacement cost. Inventory consists primarily of the following:

                                    -------------      -------------
                                    June 30, 2005      September 31,
                                                            2004
                                    -------------      -------------

Raw Materials                       $     181,874      $      55,718
Finished Goods Available for Sale         786,099            733,081
FG Inventory allocated for sale           361,257                 --
                                    -------------      -------------
Total Inventory                     $   1,329,230      $     788,799
                                    =============      =============

Inventory allocated for sale has been shipped to third parties and is either held for distribution to end-user customers or is awaiting additional processing by our cable wrapping affiliate.

Related party transactions

During the quarter ended June 30, 2005, the Company received $100,000 in cash from one of its Directors as an advance payment for sublease rents on approximately 2,100 square feet of the Company's headquarters facility. The sublease agreement is for three years and terminates in 2008. The balance is shown as "due to affiliate" on the balance sheet. The Company recorded no income or expense related to this transaction during the quarter ended June 30, 2005.

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

The following common stock equivalents were excluded from the calculation of diluted loss per share for the Nine Months ended June 30, 2005 and 2004 since their effect would have been anti-dilutive:

                                                           June 30
                                                 -----------------------------
                                                     2005            2004
                                                 -------------    ------------

    Convertible Debentures, if converted             8,982,036              --
    Options for common stock                         6,167,936       6,765,398
    Warrants                                        11,024,864      11,779,569
                                                 -------------    ------------
    Total                                           26,174,836      18,544,967
                                                 =============    ============

Concentration of Credit Risk:

As of June 30, 2005, the Company has receivables totaling $3,066,145 of which one customer accounts for $2,500,000 or 81.5% of the total and one customer accounts for $450,016 or 14.7% of the total. The $2,500,000 receivable has been determined to be impaired as of June 30, 2005 and a reserve for the entire receivable was recorded as of June 30, 2005. As of September 30, 2004, the company had a receivable from one customer for $2,500,000.

Business Segments

The Company organizes itself as one segment and conducts its operations in the United States.

The Company sells its products and technology to domestic and international customers. All revenues recognized to date have occurred in the United States.

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

SFAS No. 154
In May 2005, the FASB issued SFAS No. 154,"Accounting Changes and Error Corrections" SFAS 154 replaces APB Opinion No. 20, " Accounting Changes" and FASB Statement No. 3 , "Reporting Accounting Changes in Interim Financial Statements" and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods' financial statements of changes in accounting principles unless it is impractical to do so and limits the application of a change in accounting principle to the direct effects of the change. The Statement also requires that a change in depreciation, amortization, or depletion methods for long-lived nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 carries forward without change the guidance contained in APB 20 for reporting the correction of an error in previously issued financial statements and for changes in accounting estimates. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Management does not expect adoption of SFAS No. 153 to have a material impact on the Company's financial statements.

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2005 consisted of the following:

         Manufacturing equipment                 $     2,487,275
         Office furniture equipment                      304,417
         Leasehold improvements                          392,297
                                                 ---------------
                                                       3,183,989
            Less accumulated depreciation               (490,465)
                                                 ---------------
                 TOTAL                           $     2,693,524
                                                 ---------------

Depreciation expense was $367,123, $61,170, and $543,337 for the Nine Months ended June 30, 2005 and 2004 and the period from March 28, 2001 (inception) to June 30, 2005, respectively.

NOTE 6 - COMMITMENT AND CONTINGENCIES

In November 2004, the Company committed to a $451,883 capital lease with a IFC Leasing. The lease was funded during the Nine Months ended June 30, 2005. The Company is obligated to pay total monthly lease payments of $14,197 for a total of 42 months and will have the option to purchase the equipment for fair market value, subject to a minimum of 10% and maximum of 20% of equipment cost. The Company allocated 12,362 Series U warrants as part of the lease terms which have not been issued as of June 30, 2005. (See Note 7- Common Stock).

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

The Company has a $3 million commitment for equipment lease financing, subject to completing due diligence, from a financial institution. As of the date of the Company's bankruptcy filing on May 5, 2005, the Company had not provided the potential lender the due diligence materials requested and as such has not satisfied the due diligence requirement to date. Accordingly, the Company has not received a written agreement from the potential lender regarding the $3 million commitment. The Company anticipates that this $3 million equipment lease financing commitment will be rescinded by the lender. We anticipate that in the fiscal quarter ended September 30, 2005, we will cancel the 70,055 Series U Warrants to purchase 70,055 shares of common stock, exercisable at a per share price of $1.83, that were previously approved for issuance in the first fiscal quarter of 2005 but were not issued.

NOTE 7 - SHAREHOLDERS' EQUITY

A.  COMMON STOCK

During the second quarter of fiscal 2005, the Company issued 150,000 Common Shares valued at $2.77 per share and registered under the Company's Form S-8 to one consultant in payment of services related to intellectual property strategies.

During the Nine Month period ending June 30, 2005 the Company issued a total of 257,352 shares of Common Stock pursuant to cashless warrant exercises and 2,921,077 shares of Common Stock pursuant to warrant exercises at prices between $0.25 and $2.04 per warrant for total cash proceeds of $1,510,622.

During the Nine Month period ending June 30, 2005, the Company issued a total of 1,480,000 shares of Common Stock pursuant to option exercises for cash at prices between $0.10 and $1.75 per share for total cash proceeds of $295,000.

B.  STOCK OPTIONS
Stock Plan
During the Nine Month period ending June 30, 2005 the Company granted to one employee 100,000 options to purchase an equivalent number of shares registered under the Company's 2002 Option Plan, at an exercise price of $1.68. These options were cancelled in February, 2005. During the Nine Month period ending June 30, 2005, the Company granted to two employees 175,000 options to purchase an equivalent number of shares registered under the Company's 2002 Option Plan, at an exercise price of $4.02. 100,000 of these options were cancelled in February, 2005. During the nine month period ending June 30, 2005 the Company granted to one employee 500,000 options to purchase an equivalent number of shares registered under the Company's 2002 Option Plan, at an exercise price of $0.90 per share.

During the Nine Months ended June 30, 2005, 1,000,000 options were exercised to purchase common stock for total cash consideration of $100,000, at $0.10 per share, 430,000 options were exercised to purchase common stock for total cash consideration of $107,500, at $0.25 per share, and 50,000 options were exercised to purchase common stock for total cash consideration of $87,500, at $1.75 per share.

The following table summarizes all Stock Plan activity through June 30, 2005.

                                                                  Average
                                                     Number      Exercise
                                                    of Shares      Price
         Outstanding, March 18, 2001 (inception)         --      $    --
              Granted                               1,357,740    $   0.35

         Outstanding, September 30, 2001            1,357,740    $   0.35
              Granted                               5,950,000    $   0.35
              Exercised                            (2,000,000)   $   0.24

         Outstanding, September 30, 2002            5,307,740    $   0.39
              Granted                               3,950,000    $   0.46
              Exercised                              (110,000)   $   0.25
              Cancelled                            (1,000,000)   $   0.69

         Outstanding, September 30, 2003            8,147,740    $   0.36
              Granted                                 969,904    $   1.00
              Exercised                              (497,220)   $   0.11
              Cancelled                            (1,425,088)   $   0.30

         Outstanding, September 30, 2004            7,195,336    $   0.37
              Granted                                 775,000    $   1.71
              Exercised                            (1,480,000)   $   0.22
              Cancelled                              (322,400)   $   2.15
         OUTSTANDING, June 30, 2005                 6,167,936    $   0.59
                                                   ==========

         EXERCISABLE, June 30, 2005                 3,353,125    $   0.47
                                                   ==========

C.  WARRANTS
During the first quarter of fiscal 2005, the Company approved for issuance 82,417 Series U warrants to two entities in connection with obtaining equipment lease financing for the Company. Each Series U warrant entitles the holder to purchase one share of unregistered, restricted common stock at $1.83 per share and expires on August 18, 2008. The Company may, subject to a 20 day notice, call the warrants if the common stock price is equal to or exceeds 200% of the exercise price. The Company recognized $85,714 of compensation expense for services rendered. As of June 30, 2005, the warrants had not been issued. The compensation expense is recorded as other current liabilities in the June 30, 2005 balance sheet.

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

The warrants were valued using the Modified Black-Scholes Merton Option pricing model with a risk free rate of 3.66%, a life of 4 years, a volatility of 73%, and a 0% dividend rate, and a market price equal to the exercise price per share.

Cashless Exercises
During the Nine Months ended June 30, 2005, a total of 283,332 warrants were exercised on a cashless basis as follows. 33,332 Series K warrants exercisable at $0.46 per warrant were exercised by two individuals on a cashless exercise basis. The Company issued 28,352 Common Shares as a result of these transactions. During the Nine Months ended June 30, 2005, 250,000 Series L warrants exercisable at $0.42 per warrant were exercised on a cashless exercise basis by one individual. The Company issued 229,000 Common Shares as a result of this transaction.

Cash exercises:

The following table summarizes the warrant exercises for cash for the nine months ended June 30, 2005. Each warrant was exercised for cash for a like number of shares of common stock of the Company:

Warrant Series                 # of    Warrants       Cash        Exercise Price
                            exercises  exercised  consideration      per share

2002 Numbered warrants            2      572,242     $  286,121      $     0.50

Series E warrants                19    1,338,000     $  334,500      $     0.25

Series N warrants                 5      500,000     $  250,000      $     0.50

Series O warrants                 1       83,335     $   50,001      $     0.60

Series P warrants                12      227,500     $  182,000      $     0.80

2003 December Offering            1      200,000     $  408,000      $     2.04
                         ----------   ----------     ----------      ----------
Total                            40    2,921,077     $1,510,622      $     0.52

The following table summarizes all Warrant activity through June 30, 2005:

                                                      Number    Weighted-Average
                                                    of Shares    Exercise Price

        Outstanding, March 18, 2001 (inception)          --            $    --
             Granted                                1,905,600          $   1.26

        Outstanding, September 30, 2001             1,905,600          $   1.26
             Granted                                  848,630          $   0.50
             Exercised                                 (7,940)         $   1.26
                                                   ----------

        Outstanding, September 30, 2002             2,746,290          $   1.03
             Granted                               14,568,834          $   0.46
             Exercised                               (267,500)         $   0.29
                                                   ----------

        Outstanding, September 30, 2003            17,398,457          $   0.55
             Granted                                7,359,446          $   1.58
             Exercised                             (6,785,222)         $   0.42
             Cancelled                             (4,821,000)         $   0.49
                                                   ----------

        Outstanding, September 30, 2004            13,151,681          $   0.81
             Granted                                1,083,592          $   3.23
             Exercised                             (3,204,409)         $   0.51
             Cancelled                                 (6,000)         $   0.25
                                                   ----------

        OUTSTANDING, June 30, 2005                 11,024,864          $   1.47
                                                   ==========

        EXERCISABLE, June 30, 2005                 11,024,864          $   1.47
                                                   ==========

NOTE 8 - BANKRUPTCY CLASSIFICATIONS AND ACTIVITIES.

As discussed in Note 1, for financial reporting purposes, the consolidated financial statements have been prepared on a going concern basis. In addition, the debtor has applied the provisions of the AICPA SOP 90-7. Accordingly, all pre-petition liabilities subject to compromise have been segregated in the Balance Sheet and classified as Liabilities Subject to Compromise, at the estimated amount of allowable claims. Liabilities not subject to settlement are classified as current or non-current.

Liabilities classified on the balance sheet as Liabilities Subject to Compromise consist of the following amounts:

                      Pre-petition Accounts Payable                                        $     1,050,735
                      Accrued Officer Compensation                                                 255,619
                      Accrued disputed balances                                                    181,000
                      Accrued pre-petition interest payable                                         89,286
                      Accrued pre-petition employee benefits                                        41,880
                                                                                           ---------------
                              TOTAL                                                        $     1,618,520

Under the provisions of our Plan of Reorganization, we anticipate payment of all non-disputed pre-petition liabilities at 100% after our Plan is confirmed. The initial plan confirmation hearing is September 8, 2005. We anticipate payment of disputed balances at the direction of the Bankruptcy Court after the Plan is confirmed and a dispute judgment is entered. Disputed balances represent the estimated probable and reasonably estimable balances due under the guidelines of SFAS 5.

During the quarter ending June 30, 2005, coinciding with the filing of our plan of reorganization, we determined that the allowed amount of liability relating to our $15MM Debenture offering of August, 2004 was $15,000,000. Prior to the filing of the plan, the carrying value of the Debentures was determined to be $10,168,030, representing a debt discount due to conversion features of the Convertible Debentures. Prior to the filing of the plan, we had been amortizing this discount to interest expense at approximately $176,780 per month. Under SOP 90-7, when the carrying value of a liability is not equal to the allowed value of the liability due to a debt discount or premium, the liability must be adjusted to the expected allowed value. As a result, we recorded an additional $4,831,970 in other expense in the quarter ending June 30, 2005, to adjust the carrying value of the Debentures to $15,000,000.

During the quarter ending June 30, 2005, we incurred $272,830 in bankruptcy related legal and professional fees. Under SOP 90-7, we are required to segregate these expenses in our income statement.

NOTE 9 - SUBSEQUENT EVENTS

On July 6, 2005 our disclosure statement related to our Chapter 11 Bankruptcy reorganization was approved by the bankruptcy court and a hearing for confirmation of our bankruptcy plan has been scheduled for September 8, 2005. This action means that the court has reviewed our disclosure statement and attached exhibits including a summary of the plan of reorganization and has determined that the disclosure statement contains adequate information for the parties in interest to make an informed vote on whether to accept the Chapter 11 plan. Approval of the disclosure statement does not mean that the Court is recommending approval of the plan of reorganization.

On July 20, 2005 , we completed shipment of our initial commercial product sale of our composite core product. Our core product was shipped to General Cable, our cable wrapping partner, for wrapping with aluminum for expected delivery of the ACCC cable to American Electric Power in August, 2005. The terms of the sale were under General Cable's standard purchase order terms with payment terms of net 30 days.

On July 5, 2005 the Company entered into an exclusive brokerage and risk management agreement with Brakke Schafritz Insurance Brokers to secure an insured original equipment (OEM) warranty and an insured extended warranty program for utility purchasers of the Company's ACCC product. The initial terms of this agreement is three years on the OEM warranty program and five years on the optional extended warranty program. The agreement automatically renews for one-year terms unless terminated by either party upon 90 day prior notice. The OEM premium rates vary by cable size but are approximately 4% of the selling price of ACCC conductor cable.

ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our interim financial statements and the related notes appearing at the beginning of this report. The interim financial statements and this Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended September 30, 2004 and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-KSB/A filed with the Securities and Exchange Commission on August 8, 2005.

The following discussion and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by words such as "anticipates," "expects," "believes," "plans," and similar terms. Our actual results could differ materially from any future performance suggested in this report as a result of factors, including those discussed in "Factors That May Affect Future Operating Results" and elsewhere in this report and in our Annual Report on Form 10-KSB/A for the fiscal year ended September 30, 2004. All forward-looking statements are based on information currently available to Composite Technologies and we assume no obligation to update such forward-looking statements, except as required by law. Service marks, trademarks and trade names referred to in this Form 10-Q are the property of their respective owners.

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

TITLE 11 BANKRUPTCY

The accompanying Consolidated; Condensed Financial Statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business and in accordance with SOP 90-7. Accordingly, all pre-petition liabilities subject to compromise have been segregated in the Consolidated Balance Sheets and classified as Liabilities Subject to Compromise, at the estimated amount of allowable claims. Liabilities not subject to compromise are separately classified as current and non-current.

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

PRODUCT SALES. Product revenues are generally recognized when product shipment has been made and title has passed to the end user customer. Product revenues consist primarily of revenue from the sale of: (i) wrapped composite core to utilities either sold directly by the Company or through our distributor, ii) composite core sold to a cable wrapping partner not subject to a distributor agreement and where title passes to the partner, or iii) cable core hardware sold to utility companies. For most product sales, we expect that the terms of sales generally will not contain provisions that will obligate us to provide additional products or services after installation to end users.. We recognize revenue: (i) upon shipment when products are shipped FOB shipping point or (ii) upon delivery at the customer's location when products are shipped FOB destination. Billings related to products shipped but not recognized as revenues are carried in deferred revenues on the balance sheet. Product costs associated with these deferred revenues are carried in inventory.

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

Accounts Receivable

The Company extends credit to its customers. Collateral is generally not required. Credit losses are provided for in the financial statements based on management's evaluation of historical and current industry trends as well as history with individual customers. Although the Company expects to collect amounts due, actual collections may differ from estimated amounts. Inventory

Inventories consist of our wrapped and unwrapped manufactured composite core and related hardware products and raw materials used in the production of those products. Inventories are valued at the lower of cost or market under the FIFO method. Products manufactured internally are valued at standard cost which approximates replacement cost.

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

RESULTS OF OPERATIONS

PRODUCT REVENUES Product revenues consist of revenue from the sale of ACCC cable products to utility companies and composite core to General Cable. To date, all recognized product revenues consist of sales made on a non-returnable "trial" basis so these customers can verify our claims that the ACCC Cable is technologically superior to existing cable technology.

We recognized no revenues for either the three months ending June 30, 2004 or 2005. During the quarter ending June, 2005 we received cancelable orders for ACCC through our agreement with General Cable from American Electric Power and Pacificorp, one order from FCI for ACCC hardware, and two cancelable orders from Jiangsu Far East (China) for ACCC cable sold directly by CTC for approximately $1,600,000. During the three months ending June 30, 2005 we billed approximately $566,000 on these orders and deferred all revenues associated with those billings until all revenue recognition criteria are met in accordance with SAB 104.

Product revenues increased from $0 for the Nine Months ending June 30, 2004 to $46,485 for the Nine Months ending June 30, 2005. The dollar increase was due to increased ACCC cable trials by utility companies. Due to the uncertainty surrounding new revenue orders, potential delays in delivery, and the lack of product sales history for our conductor core, ACCC product sales or related hardware sales, we can not determine at this time with any reasonable certainty when we expect to recognize our current billings, additional billings on existing sales orders, or future sales orders as revenues. Although we anticipate closing additional sales orders as our ACCC product is accepted into the market, the sales cycle in the utility industry is lengthy and may result in substantial delays to the acquisition of new customers or additional sales to existing customers.

CONSULTING REVENUES Consulting revenues since inception consisted of $2,500,000 for a single consulting contract that was completed during the three months ending September 30, 2004. No consulting contracts were completed during either the Nine Months ended June 30, 2004 or 2005. While this contract provided us with significant revenues, we currently are not concentrating our efforts to increase our consulting business and instead are focused on increasing our product revenues through commercialization of the ACCC Cable. As a result, we do not believe that consulting revenues will be maintained or grow.

COST OF PRODUCT REVENUES Cost of product revenues for the Nine Months ending June 30, 2005 represented materials costs to produce ACCC cable sold and recognized as revenues. Cost of product revenues increased from $0 for the Nine Months ending June 30, 2004 to $30,894 for the Nine Months ending June, 2005. The dollar increase was due to increased ACCC cable trials by utility companies. There were no product revenues or costs associated with product revenues for the three months ending June 30, 2004 or 2005. Costs related to revenues deferred during the quarter ended June 30, 2005 total approximately $375,000 and are carried in the inventory balance as of June 30, 2005.

For the quarter ended June 30, 2005, the inventory capitalized related to the deferred revenues billed in the June, 2005 quarter was 66% of the deferred revenues for a pro forma gross margin of 34%. As our product gains acceptance and our production increases, we anticipate that we will gain additional operational efficiencies that will result in manufacturing cost savings. However, since a large component of our cost is in composite grade carbon which is in short global supply and for which we have not established a redundant supply, our gross margins may be negatively impacted by price increases. In addition, since we have just begun commercial sales, we do not have any history of our sales mix of higher margin composite core, or lower margin wrapped core
(ACCC) or ACCC hardware products both in North America and outside of North America that would allow for greater visibility as to costs of product revenues and gross margins.

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

Cost of contract revenue since inception consisted of costs related to the single consulting contract that was completed during the three months ending September 30, 2004. No consulting contracts were completed during either the three or Nine Months ended June 30, 2004 or 2005 and accordingly, no costs of contract revenue were recorded for the respective quarters.


OFFICER COMPENSATION Officer Compensation expense consisted of salaries, consulting costs, and employee benefits for our Chief Executive, Chief Operating, and Chief Financial Officers and the Corporate Secretary. Officer Compensation decreased 49% from $116,923 in the third fiscal quarter of 2004 to $60,000 in the third fiscal quarter of 2005. For the Nine Months ended June 30, officer compensation decreased 38% from $302,258 in 2004 to $186,838 in 2005. The dollar decrease was due to fewer officers in 2005.

GENERAL AND ADMINISTRATIVE EXPENSE General and administrative expense consisted primarily of salaries and employee benefits for administrative personnel, facilities costs, stock listing fees, insurance expenses, and expenses related to reserves for uncollectible receivables. During the quarter and nine months ended June 30, 2005 an Accounts Receivable reserve of $2,500,000 was expensed into General and Administrative expenses resulting in an increase of 331% or $2,451,576 from $739,501 in the third fiscal quarter of 2004 to $3,191,177 in the similar 2005 quarter. For the nine months ended June 30, general and administrative expenses increased $2,265,876 or 98% from $2,308,138 in 2004 to $4,574,014 for 2005.

Excluding the increase due to the $2,500,000 receivable reserve, General and Administrative expense decreased 7% from $739,501 in the third fiscal quarter of 2004 to $691,177 in the third fiscal quarter of 2005. For the nine months ended June 30, general and administrative expenses decreased 10% from $2,308,138 in 2004 to $2,074,014 in 2005.

Excluding the increase due to the $2,500,000 receivable reserve,, for the three month period, the dollar decrease of $48,000 is primarily due to overhead costs decrease of $69,000 and travel expenses decrease of $63,000 offset by increases in salaries costs of $36,000 and consulting costs of $29,000.

Excluding the increase due to the $2,500,000 receivable reserve, for the nine month period, the dollar decrease of $234,000 is primarily due to a decrease of $266,000 for compensation expense recorded in 2004 for the modification of employee stock options exercised on a cashless basis, a decrease in travel expenses of $168,000, a decrease in overhead of $79,000, a decrease in employee salaries of $170,000 offset by increased consulting costs of $363,000 and increased shareholder related costs of $85,000. Except for any future changes related to bad debt expense or other one-off items, we anticipate that general and administrative expenses will increase nominally in step with expected company sales growth due to additional employee headcount addition to support the back office infrastructure.

LEGAL, PROFESSIONAL, AND CONSULTING EXPENSE Legal, professional, and consulting expense consisted primarily of legal, professional, and financing fees and consultants performing legal and professional services. Legal, Professional, and Consulting expense decreased 52% from $1,778,528 in the third fiscal quarter of 2004 to $857,514 in the third fiscal quarter of 2005. For the nine months ended June 30, legal, professional, and consulting expense increased 93% from $2,600,781 in 2004 to $5,021,930 in 2005.

For the three month period, the dollar decrease of $921,000 was due to a decrease of $1,540,000 charge in 2004 related to modification of warrant exercise price offset by increases in litigation related legal fees of $570,000 for legal fees and other professional fees.

For the nine month period, the dollar increase of $2,421,000 was due to an increase of $2,000,000 in expense related to warrants issued to obtain the release of $10MM in restricted cash from the debenture holders, $1,252,000 increase in legal fees incurred to defend our litigation cases, $450,000 in legal fees related to SEC and the Debenture registration, $116,000 in expense for a legal settlement, and $80,000 for warrants issued for services rendered related to capital lease financings offset by a $1,540,000 reduction in expense related to the 2004 warrant modification. We anticipate the continued spending in legal, professional and consulting expense relating to defense of our litigation, legal fees related to our bankruptcy filing, and additional professional accounting fees relating to our annual audit and our Sarbanes Oxley compliance requirements.

REORGANIZATION EXPENSE - BANKRUPTCY LEGAL FEES. During the quarter ending June 30, 2005, we incurred $272,830 in bankruptcy related legal and professional fees. Under SOP 90-7, we are required to segregate these expenses in our income statement. There were no such expenses in any prior periods.

RESEARCH AND DEVELOPMENT EXPENSE Research and development expense consisted primarily of salaries for engineers and product development personnel, expenses for consultants, recruiting, supplies, equipment, and facilities related to engineering projects to enhance and extend our composite materials intellectual property offerings, and our composite materials product technology and processes and charged off inventory provided to utility companies on a non-paying test or trial basis. Research and Development expense increased 180% from $644,983 in the third fiscal quarter of 2004 to $1,806,087 in the third fiscal quarter of 2005. For the nine months ended June 30, research and development expense increased 53% from $2,623,968 in 2004 to $4,025,487 in 2005.

For the three month period, the dollar increase of $1,161,000 was the result of increased efforts in refining our manufacturing processes and testing of our composite cable core products and was due primarily to a $508,000 increase in consulting costs for strategic management, testing, intellectual property, and design, $395,000 increase in salaries and employee benefits due to increased headcounts in design, testing, and manufacturing, additional overhead of $65,000, and a charge off of $262,000 for inventory shipped to utilities and other entities for non-paying testing and trials.

For the nine month period, the dollar increase of $1,406,000 was the result of increased spending on manufacturing processes and testing and was due primarily to a $1,036,000 increase in salaries, $97,000 increase in consulting costs, $79,000 increase in overhead, and the $262,000 inventory charge off offset by a decrease of $68,000 related to the modification of employee stock options exercised on a cashless basis in 2004. We anticipate that our research and development expenses will decrease in the short term as more production and production process optimization expenses that are currently expensed to research and development are expensed to inventory and costs of sales - as future activities result in a reallocation of these costs. We anticipate the continued and increased spending on research and development activities thereafter as additional research staff are hired and new products are developed.

SALES AND MARKETING EXPENSE Sales and marketing expense consisted primarily of salaries for sales and marketing personnel, expenses for sales and marketing consultants, equipment, travel, and printed marketing literature and sales materials. Sales and marketing expense increased 55% from $185,585 in the third fiscal quarter of 2004 to $287,974 in the third fiscal quarter of 2005. For the Nine Months ended June 30, sales and marketing expense increased 6% from $751,423 in 2004 to $793,216 in 2005.

For the three month period, the dollar increase of $102,000 was due primarily to a $158,000 increase in sales related consulting, offset by a $45,000 decrease in employee salary costs.

For the nine month period, the dollar increase of $42,000 was due primarily to a $200,000 increase in sales related consulting, an increase of $79,000 in employee salaries and benefits, and an increase of $47,000 in overhead costs offset by a decrease of $271,000 for marketing materials purchased in 2004. We anticipate that our sales and marketing expenses will increase as we hire more sales and marketing personnel, with additional sales incentive pay, and as we roll out our sales and marketing strategy.

DEPRECIATION EXPENSE Depreciation expense consisted of depreciation on capitalized equipment, leasehold improvements, and other capital assets. Depreciation expense increased 337% from $29,931 in the third fiscal quarter of 2004 to $130,795 in the third fiscal quarter of 2005. For the Nine Months ended June 30, depreciation expense increased 500% from $61,170 in 2004 to $367,123 in 2005. The dollar increase was due to a higher depreciable asset base in fiscal 2005 than 2004.

INTEREST INCOME Interest income increased 1,100% from $1,715 in the third fiscal quarter of fiscal 2004 to $21,033 in the third fiscal quarter of 2005 and increased from $1,715 for the Nine Months ended June 30, 2004 to $53,577 for the Nine Months ended June 30, 2005. The increase was due to interest earned on higher cash balances.

INTEREST EXPENSE Interest expense increased from $14,728 in the third fiscal quarter of 2004 to $459,150 in the third fiscal quarter of 2005. For the Nine Months ended June 30, interest expense increased from $14,875 in 2004 to $1,993,939 in 2005. The dollar increase was due to cash interest expense paid on the capital leases that were initiated late in fiscal 2004 and the interest on the Convertible Subordinated Debentures issued in the fourth quarter of fiscal 2004.

REORGANIZATION ITEM - ADJUSTMENT TO CARRYING VALUE OF CONVERTIBLE DEBENTURES. During the quarter ending June 30, 2005, coinciding with the filing of our plan of reorganization, we determined that the allowed amount of liability relating to our $15MM Debenture offering of August, 2004 was $15,000,000. Prior to the filing of the plan, the carrying value of the Debentures was determined to be $10,168,030, representing a debt discount due to conversion features of the Convertible Debentures. Prior to the filing of the plan, we had been amortizing this discount to interest expense at approximately $176,780 per month. Under SOP 90-7, when the carrying value of a liability is not equal to the allowed value of the liability due to a debt discount or premium, the liability must be adjusted to the expected allowed value. As a result, we recorded an additional $4,831,970 in other expense in the quarter ending June 30, 2005, to adjust the carrying value of the Debentures to $15,000,000. There were no such expenses in any prior periods.

INCOME TAXES We made no provision for income taxes in the three months ending June 30, 2005 and 2004 due to net losses incurred. In 2002, we determined that due to our continuing operating losses as well as the uncertainty of the timing of profitability in future periods, we should fully reserve our deferred tax assets. As of June 30, 2005, our deferred tax assets continued to be fully reserved. We will continue to evaluate, on a quarterly basis, the positive and negative evidence affecting the realizability of our deferred tax assets.

Net Loss

Our net loss increased to $11.8 million and $22.0 million for the three and Nine Months ended June 30, 2005 compared to $3.5 million and $8.7 during the corresponding periods in 2004.

The increase in fiscal 2005 from 2004 for the quarter ending June 30 of $8.3 million was due to the carrying value adjustment of $4.8 million related to our Bankruptcy filing (see Note 8), the $2.5 million receivable reserve, $1.2 million in increased employee headcount, consulting, supplies, equipment, testing services, depreciation, and additional overhead expenses related to production of our core product, $900,000 in increased legal fees associated with the litigation defense and our Chapter 11 bankruptcy filing, $800,000 increase in interest expense on our $15.0 million debentures and our capital leases, offset by a decrease of $1.5 million related to a modification of warrants in June of 2004.

The increase in fiscal 2005 from 2004 for the nine months ending June 30 of $3.3 million was due to the carrying value adjustment of $4.8 million related to our Bankruptcy filing (see Note 8), the $2.5 million receivable reserve, $2.1 million in increased employee headcount, consulting, supplies, equipment, testing services, depreciation and additional overhead expenses related to production of our core product , $1.7 million on increased legal fees associated with our litigation defense and our Chapter 11 bankruptcy filing, $2.3 million in increased interest expense on our $15.0 million debentures and our capital leases, $2.0 million in expense related to warrants issued for the release of $10 million in restricted cash offset by a decrease of $1.5 million related to a modification of warrants in June of 2004.

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

SFAS No. 154
In May 2005, the FASB issued SFAS No. 154,"Accounting Changes and Error Corrections" SFAS 154 replaces APB Opinion No. 20, " Accounting Changes" and FASB Statement No. 3 , "Reporting Accounting Changes in Interim Financial Statements" and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods' financial statements of changes in accounting principles unless it is impractical to do so and limits the application of a change in accounting principle to the direct effects of the change. The Statement also requires that a change in depreciation, amortization, or depletion methods for long-lived nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 carries forward without change the guidance contained in APB 20 for reporting the correction of an error in previously issued financial statements and for changes in accounting estimates. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Management does not expect adoption of SFAS No. 153 to have a material impact on the Company's financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of working capital have been private debt issuances and equity financings.

For the nine months ended June 30, 2005, we had a net loss of $22.0 million. At June 30, 2005, we had $2.4 million of cash and cash equivalents, which represented a decrease of $522,000 from September 30, 2004. The decrease was due to the transfer of $10.0 million of cash from restricted cash related to the convertible subordinated debentures offset by $10.5 million of net change in cash.

Cash used by operations during the nine months ended June 30, 2005 of $721,366 was primarily the result of operating losses, offset by receivable reserves, depreciation, amortization, and non-cash compensation expenses and working capital requirements, in particular the release of the $10 million in restricted cash in November, 2004. Cash used for investing activities of $1,362,510 was related to the purchase of computer hardware and software, and equipment put in service in anticipation of manufacturing activities. Cash provided by financing of $2,930,615 was primarily due to the cash proceeds from option and warrant exercises net of principal payments made on capital lease obligations.

In November 2004, we reached an agreement with the investors that purchased debentures in our $15 million financing of August 17, 2004 to release $10 million that was held in a custodian account. Following the release of the $10 million, we believe that we have sufficient operating capital to carry out our currently planned operations until October, 2005. If our existing cash and cash equivalents and cash generated from our operations are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities. The sale of additional securities could result in dilution to our stockholders. If additional funds are raised through debt securities, these securities could have rights senior to those associated with our common stock and could contain covenants that restrict our operations. Additional funds may not be available in amounts or on terms acceptable to us, or at all. If we are unable to obtain this additional financing, we may have to delay commercialization of our product and reduce resources devoted to our product. Any of these results could harm our financial condition.

Bankruptcy and related activity:
On April 14, 2005, CTC was served with notice that pursuant to the Acquvest litigation, the Orange County Superior Court granted an attachment of CTC's assets totaling $2.55 million. The Court had denied two prior applications by defendants and cross-complainants for Writs of Attachment. CTC immediately filed a Notice of Appeal on April 14, 2005 and an Emergency Writ on April 18, 2005 with the California Courts of Appeal to challenge the Court's decision to grant the Writs of Attachment and to stay the Writs of Attachment.

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

Although our reorganization plan has not been accepted to date, our bankruptcy plan of reorganization is expected to have several impacts on our operating cash flows including:

i. the cash interest payment on our Debentures is proposed to be paid in common stock. Prior to the bankruptcy filing we paid our debenture holders $225,000 per quarter in cash. We have accrued the entire $225,000 interest payment on our balance sheet as accrued interest payable.

ii. any litigation related claims settled or resolved under the bankruptcy plan will be payable in company common stock rather than in cash or property.

iii. we had approximately $1,100,000 in accounts payable as of the date of the filing that is payable at the direction of the US Trustee and there are additional restrictions on cash payments while we are in bankruptcy proceedings. There are approximately $800,000 in additional claims related to disputed contracts that are expected to be resolved during the bankruptcy proceedings.

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

v. We recorded a carrying value adjustment expense of $4.8 million on May 5, 2005 to reduce the previously recorded discount on our $15.0 million Convertible Debentures to zero. This adjustment resulted in the carrying value of our Debentures to be increased to their Allowed value of $15.0 million as appropriate under SOP 90.7. We recorded approximately $325,000 less in non-cash interest expense during the quarter ended June 30, 2005 than we would have recorded absent the adjustment. From August, 2004 through the date of the adjustment, we had recorded non-cash interest expense of approximately $531,000 per fiscal quarter and prospectively, we will record $0 in non-cash interest expense related to the discount for the Debentures beginning from the date of the Carrying Value adjustment.

CAPITAL EXPENDITURES

The Company does not have any material commitments for capital expenditures.

EFFECTS OF INFLATION

We are subject to inflation and other price risks arising from price fluctuations in the market prices of the various raw materials that we use to produce our products. Price risks are managed through cost-containment measures. Except as noted below, we do not believe that inflation risk or other price risks with respect to raw materials used to produce our products are material to our business, financial position, results of operations or cash flows. Due to increased demand for composite quality carbon materials worldwide in particular in the aerospace and defense industries and due to a restricted supply of high quality carbon due to a limited number of suppliers, the Company may be exposed to raw material price increases or carbon materials shortfalls until additional suppliers or supplies become available. We can not quantify any such price or material impacts at this time.

DEVELOPMENTS THIS QUARTER

Initial Product Sales: We closed our first commercial sales of our composite core products. As of June 30, 2005 we had received cancelable purchase orders or purchase commitments directly from, FCI, and Jiangsu Far East Group and through our agreement with General Cable, orders from American Electric Power and Pacificorp totaling approximately $1.6 million. As of June 30, 2005 we have made full or partial shipments on three of these orders and billed a total of approximately $566,000 through the end of the fiscal quarter. We have deferred recognition of all revenue associated with these orders as of June 30, 2005.

Receivable reserve: In March, 2005, we negotiated with a customer to establish a payment schedule on the $2.5 million receivable recorded in September, 2004 for consulting services performed. Under the terms of the payment schedule, the customer was to have paid CTC $250,000 on or before April 30, 2005 with additional payments of $250,000 due on or before May 31 and the remaining balance due by July 31, 2005. We received a check for the initial payment which we believed to be negotiable and deposited the check on April 29, 2005. In May, 2005 our bank returned the check for insufficient funds. Subsequent attempts to collect on the initial payment and on subsequent amounts due according to the negotiated payment schedule were not successful. In June, 2005, the Company issued a demand letter requesting immediate payment of the balance due. No payments were made on either the initial or subsequent progress payments scheduled during the quarter. As a result and based on management's assessment of the likelihood of collection, the Company recorded a receivable reserve for the entire $2,500,000 as additional General and Administration expense and as a reduction in the carrying value of the account receivable during the quarter ending June 30, 2005. The Company intends to vigorously pursue collection of the receivable. Any future balances collected will be recorded prospectively as reductions in General and Administration expense.

Bankruptcy and Litigation:

Composite Technology Corporation v. Acquvest (OCSC Case No. 03 CC 12640): On October 16, 2003, CTC filed suit against Acquvest, Inc., Paul Koch, Victoria Koch, Patricia Manolis, and Michael Tarbox in Orange County Superior Court. CTC alleges causes of action for declaratory relief, breach of contract, fraudulent inducement, rescission and economic duress arising out of certain subscription and related agreements among the Company and the defendants. In connection with such agreements, CTC issued to Acquvest, Inc. and Patricia Manolis, in April 2003 and September 2003, a total of 150,000 units for a total purchase price of $375,000. Each unit consists of 10 shares of unregistered, restricted common stock and 10 Series I warrants to purchase one share of unregistered, restricted common stock. Each Series I warrant entitles the holder to purchase a share of common stock at $0.50 per share and expires on March 30, 2005. The agreements provide for the issuance of up to an additional 550,000 of such units for the same purchase price of $2.50 per unit, subject to certain conditions, and registration of share issuances under the Securities Act of 1933. The additional units have not been issued and the additional purchase consideration has not been paid. The parties disagree as to their respective rights and obligations with respect to the original issuances and such additional units. 10,000 units were also issued to Paul Koch for services in connection with such agreements, and a dispute has arisen as to his entitlement to those and additional units and warrants in connection with the agreements. CTC is seeking actual damages, punitive damages, statutory costs, attorneys' fees and injunctive relief against the defendants. CTC also seeks rescission of the pertinent agreements based on numerous grounds, including fraudulent inducement. By a letter to CTC's counsel dated September 8, 2004, Acquvest stated that it was waiving the contractual conditions to its purchase of an additional 400,000 units under its subscription agreement and was tendering $1,000,000, which was available on deposit, to CTC as payment for the units. Acquvest, Koch, and Manolis filed a Cross-Complaint on September 16, 2004, which they amended per stipulation on December 17, 2004. On April 14, 2005, CTC was served with notice that the Court granted defendants and cross-complainants' application for Writs of Attachment allowing for the attachment of CTC's assets totaling $2.55 million. The Court had denied two prior applications by defendants and cross-complainants for Writs of Attachment. CTC immediately filed a Notice of Appeal on April 14, 2005 and an Emergency Writ on April 18, 2005 with the California Courts of Appeal to challenge the Court's decision to grant the Writs of Attachment and to stay the Writs of Attachment. Additionally, CTC is working to arrange to post the bond to stay attachment of the entire amount subject to the Writs of Attachment. CTC believes that the Court committed reversible error by granting the Writs of Attachment and intend to vigorously seek to reversal of the order. The grounds for reversal of the order are that: (1) the corporate entity (Acquvest) that applied for the Writ of Attachment lacks capacity to maintain a proceeding in the State of California;
(2) both applicants failed to make any showing of imminent danger of irreparable harm as required by California law; (3) the applicants failed to make any showing that their claims were for a fixed on readily ascertainable amount as required by California law; and (4) the applicants failed to make an adequate showing of likelihood of success on the merits as required by California law. Trial date was set for May 9, 2005, but was vacated as a result of the bankruptcy filing. The litigants seek issuance of a total of 10,300,000 shares of common stock in exchange for $2,375,000 in cash and warrants to exercise 9,900,000 shares of common stock at $0.50 per share plus punitive damage. Assuming a market price per share of $1.40, issuance of these securities would result in a charge to earnings of $23,232,000 plus punitive damages and attorney fees, consisting of $12,045,000 for the common stock issued and $11,187,000 for the warrants issued, valued using the Black-Scholes option pricing model using a volatility of 84.2%, a risk free rate of 4.13%, and a life of 4 years. Any punitive damages or attorney fees are not estimable at this time.

On May 5, 2005, (Petition Date) Composite Technology Corporation filed a reorganization plan and disclosure statement under the provisions of Title 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the Central District of California under case number SA 05-13107 JR. Its subsidiaries, including CTC Cable Corporation, CTC Wind Systems Corporation and CTC Towers and Poles Corporation, are not party to the Title 11 case. As of the Petition Date, multiple lawsuits were taxing the Company's managerial, operational and financial resources and threatened to divert management from their duties of running the business. One of these lawsuits also resulted in an attachment of more than $2.5 million of the Company's funds. The Company believes the bankruptcy filing was necessary to release cash for the operation of its business, to give it a reprieve from burdensome litigation so that management could focus on marketing and sales, and to establish a plan for treating the claims of various parties in interest fairly. The Company believes that having these lawsuits heard by the Bankruptcy Court as part of the reorganization will provide a fair and reasonable means of addressing each claim and affording the same treatment to each claim. If the lawsuits proceed in different jurisdictions there is a possibility of inconsistent judgments. Moreover, as a result of the Title 11 filing, attempts to collect, secure or enforce remedies with respect to most pre-petition claims against the Company are subject to the automatic stay provisions of Section 362(a) of Title 11. Our disclosure statement was approved by the bankruptcy court on July 6, 2005 and a hearing for confirmation of our bankruptcy plan has been scheduled for September 8, 2005. This means that the bankruptcy court has determined that the disclosure statement contains adequate information for the parties in interest to make an informed vote on whether to accept the reorganization plan. Approval of the disclosure statement does not mean that the court is recommending approval of the plan of reorganization.

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

Operational changes:
A number of changes have been made to our operations capabilities, both in terms of systems implementation and human resources.

We continued to develop and refine the ACCC product in the quarter ending June 30, 2005. During this quarter, refinements to the product and production process have resulted in processing improvements, including increasing line speed and running multiple lines per pultrusion machine. As of June 30, 2005 with our current equipment configurations, we have production capacity of approximately 10,000 feet of core per day. We expect that with additional minor modifications that we can produce up to 23,000 feet of core per day without additional production equipment or without significant improvements in line speed. In addition, funds were expended for further development work for various conductor ancillaries, such as connection hardware, which we anticipate will facilitate the installation of ACCC cable in the field using conventional installation tools. We have also continued the testing of our products with both independent testing agencies and with cable provided to utilities on a trial basis.

We have purchased additional information technology systems supporting finance, sales, marketing and administration. We believe these infrastructure improvements will improve efficiency and enhance our compliance with the requirements of the Sarbanes Oxley Act.

During the Nine Months ending June 30, 2005, we sought to strengthen our operational management specifically in relation to increasing our production capabilities and in the strategic marketing arena. These efforts culminated, subsequent to the end of the first quarter, in the appointment of a new Acting Chief Operating Officer, Brian Brittsan, who has had considerable experience in managing companies as they take new technology products into the commercial production stage of operations. It is hoped that following a probationary period Mr. Brittsan will be appointed COO and become an officer of the Company. In addition, we strengthened our financial management with the employment of Domonic Carney as VP of Finance who will assist the Acting Chief Financial Officer, Benton Wilcoxon, in the fulfillment of his duties. Mr. Carney has extensive experience in operational financial systems, accounting, and Sarbanes-Oxley compliance.

Mr. William Arrington, our Senior Vice President, Office of the CEO, which is a position that enables Mr. Arrington to focus on public relations and strategic marketing of our products in addition to assisting the CEO in the fulfillment of his duties.

OFF BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS
There are no off balance sheet arrangements.

The following table summarizes our contractual obligations (including interest expense) and commitments as of June 30, 2005:

Contractual
Obligations         Total         Less than 1 Year   1-3 Years     3-5 Years   More than 5 Years
  Long-Term Debt
  Obligations       $17,157,500   $   900,000        $16,257,500          --                --

  Capital Lease
  Obligations       $ 1,075,820   $   481,292        $   594,528          --                --

  Operating Lease
  Obligations       $ 5,632,330   $   939,773        $ 3,046,378   $ 1,646,179              --

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

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

At June 30, 2005, we had a shareholders' deficit of $11,989,670 and had a total of $15,942,728 outstanding debt. After failing to obtain a stay of Writs of Attachment allowing for the attachment of our assets totaling $2.55 million as previously reported, we filed a petition with the Bankruptcy Court in order to resolve several litigation matters under Title 11 of the Bankruptcy Code. However, under Title 11, actions by creditors to collect claims on pre-petition debt are stayed or deferred unless specifically ordered by the Bankruptcy Court.

We may file motions with the Bankruptcy Court to assume or reject our executory contracts. An executory contract is one in which the parties have mutual obligations to perform (e.g., equipment leases and real property leases). Unless otherwise agreed, the assumption of a contract will require that we cure all prior defaults under the related contract, including all pre-petition liabilities. Unless otherwise agreed, the rejection of a contract is deemed to constitute a breach of the agreement as of the moment immediately preceding the Title 11 filing, giving the other party to the contract a right to assert a general unsecured claim for damages arising out of the breach. Additional liabilities subject to the proceedings may arise in the future as a result of the rejection of executory contracts, including leases, and from the determination of the Bankruptcy Court (or agreement by parties in interest) of allowed claims for contingencies and other disputed amounts. Conversely, the assumption of executory contracts and unexpired leases may convert liabilities shown as subject to compromise to postpetition liabilities. Due to the uncertain nature of many of the potential claims, we are unable to project the magnitude of such claims with any degree of certainty.

THE BANKRUPTCY PROCEEDING WILL HAVE AN IMPACT ON OUR FINANCIAL STATEMENTS THAT MAY REQUIRE US TO REVALUE OUR ASSETS TO THEIR MARKET VALUE AND RECORD ADDITIONAL EXPENSES AND LIABILITIES THAT REPRESENT CLAIMS ALLOWED BY THE BANKRUPTCY COURT, WHICH MAY BE IN EXCESS OF LIABILITES RECORDED IN OUR FINANCIAL STATEMENTS

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

Effective as of the date of the bankruptcy filing and as stipulated in our Plan of Reorganization, the allowed value of our debentures was determined to be $15,000,000, which is in excess of our carrying value as of that date. For the quarter ending June 30, 2005, we recorded additional expense of approximately $4.8 million as a reorganization item to adjust the carrying value of our $15 million debentures to the anticipated allowed claim.

RISKS RELATED TO OUR BUSINESS

AS A COMPANY IN THE EARLY STAGE OF COMMERCIALIZATION, OUR LIMITED HISTORY OF OPERATIONS MAKES EVALUATION OF OUR BUSINESS AND FUTURE GROWTH PROSPECTS DIFFICULT.

Since the reorganization of the Company in 2001, we have had a limited operating history and are at an early stage of commercialization of a new technology product to a market not used to using new technologies. We made our ACCC cable available and entered into our first commercial agreement in 2005. Our technology is a relatively new advance for the electrical utility industry technology and has not yet achieved widespread adoption. We do not have enough experience in selling our products at a level consistent with broad market acceptance and do not know whether we can do so and generate a profit. As a result of these factors, it is difficult to evaluate our prospects, and our future success is more uncertain than if we had a longer or more proven history of operations.

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

For the nine months ended June 30, 2005, we had a net loss of $21,990,082 and negative cash flows from operations of $721,366. For the fiscal year ended September 30, 2004, we had a net loss of $14,687,874 and negative cash flows from operations of $18,735,430. For the fiscal years ended September 30, 2003 and 2002, we had net losses of $6,771,252 and $4,523,953, respectively. For the same periods, we had negative cash flows from operations of $2,022,935 and $715,923, respectively.

As of June 30, 2005, our accumulated deficit was $48,429,438.

WE HAVE EXPERIENCED DIFFICULTIES IN COLLECTING ACCOUNTS RECEIVABLE, WHICH COULD HARM OUR BUSINESS AND RESULT IN HIGHER LOSSES THAN ANTICIPATED.

Our management believed the $2.5 million receivable to be collectible from Global American Energy for work carried out between March 31, 2003 and September 30, 2004 as of the original filing date of our annual report for the year ended September 30, 2004 through the date that the initial payment from Global American Energy was returned for insufficient funds. We recorded the entire balance outstanding of $2,500,000 as services revenue in fiscal 2004 and included it in our accounts receivable balance as of September 30, 2004. In March 2005, we agreed to an extended payment plan whereby Global American Energy would pay $250,000 by April 30, 2005, $250,000 by May 31, 2005, $250,000 by June
30, 2005 and the remaining $1,750,000 by July 31, 2005. The check for the initial payment under this schedule was deposited on April 29, 2005 and returned as insufficient funds on May 9, 2005. As of August 9, 2005, no additional payments have been received. As such, we recorded into the quarter ending June 30, 2005 an allowance for uncollectible accounts in the amount of 2.5 million that remained uncollectible.

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

FAILURE TO ADEQUATELY PROTECT OUR PROPRIETARY RIGHTS COULD ENABLE THIRD
PARTIES TO USE OUR TECHNOLOGY, OR VERY SIMILAR TECHNOLOGY, AND COULD REDUCE OUR ABILITY TO COMPETE IN THE MARKET, AND ANY PROPRIETARY RIGHTS LITIGATION COULD BE TIME CONSUMING AND EXPENSIVE TO PROSECUTE AND DEFEND.

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

OUR SUCCESS WILL DEPEND PARTLY ON OUR ABILITY TO OPERATE WITHOUT INFRINGING OR MISAPPROPRIATING THE PROPRIETARY RIGHTS OF OTHERS.

We may be exposed to future litigation by third parties based on claims that our products infringe the intellectual property rights of others. Our competitors may assert that their U.S. or foreign patents may cover our products and the methods we employ. In addition, because patent applications can take many years to issue, there may be currently pending applications of which we are unaware, which may later result in issued patents that our products may infringe. There could also be existing patents of which we are not aware that one or more of our products may inadvertently infringe. Infringement and other intellectual property claims, with or without merit, can be expensive and time-consuming to litigate and can divert management's attention from our core business.

If we lose a patent infringement lawsuit, we could be prevented from selling our products unless we can obtain a license to use technology or ideas covered by such patent or are able to redesign the products to avoid infringement. A license may not be available at all or on terms acceptable to us, or we may not be able to redesign our products to avoid any infringement. If we are not successful in obtaining a license or redesigning our products, we may be unable to sell our products and our business could suffer.

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

We rely to a substantial extent on the management, marketing and product development skills of our key employees, particularly Benton H Wilcoxon, our Chief Executive Officer, and Brian Brittsan, our acting Chief Operating Officer. If Mr. Wilcoxon or Mr. Brittsan were unable to provide services to us for whatever reason, our business would be adversely affected. Mr. Wilcoxon has not entered into an employment agreement with the Company. Mr. Brittsan has entered into a consulting agreement. The term of such consulting agreement is from January 3, 2005 through June 30, 2005 with an at-will extension thereafter.

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

WE CANNOT CONTROL THE COST OF OUR RAW MATERIALS, WHICH MAY ADVERSELY AFFECT OUR BUSINESS.

Our principal raw materials are glass and carbon fibers, plus various polymer resins.. The prices for these raw materials are subject to market forces largely beyond our control, including energy costs, organic chemical feed stocks, market demand, and freight costs. The prices for these raw materials have varied significantly and may vary significantly in the future. We may not be able to adjust our product prices, especially in the short-term, to recover the costs of increases in these raw materials. Our future profitability may be adversely affected to the extent we are unable to pass on higher raw material and energy costs to our customers.

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

WE ARE CONTROLLED BY A SMALL NUMBER OF STOCKHOLDERS, WHOSE INTERESTS MAY DIFFER FROM OTHER STOCKHOLDERS.

As of August 2, 2005 Benton H Wilcoxon, our Chairman of the Board, Chief Executive Officer and Acting Chief Financial Officer, and C. William Arrington, our director, in the aggregate beneficially own or control approximately 35% of the outstanding common stock. As a result, these persons have controlling influence in determining the outcome of any corporate matters submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors and other significant corporate actions. They also have the power to prevent or cause a change in control. The interests of these stockholders may differ from the interests of the other stockholders, and may limit the ability of other stockholders to affect our management and affairs.

WE WILL LIKELY EXPERIENCE CUSTOMER CONCENTRATION, WHICH MAY EXPOSE US TO ALL OF THE RISKS FACED BY OUR POTENTIAL MATERIAL CUSTOMERS.

Until and unless we secure multiple customer relationships, it is likely that we will experience periods during which we will be highly dependent on one or a limited number of customers. Our current customers consist of General Cable, American Electric Power, Pacificorp, Jiangsu Far East Group, and FCI. Dependence on a single or a few customers will make it difficult to satisfactorily negotiate attractive prices for our products and will expose us to the risk of substantial losses if a single dominant customer stops conducting business with us. Moreover, to the extent that we may be dependent on any single customer, we could be subject to the risks faced by that customer to the extent that such risks impede the customer's ability to stay in business and make timely payments to us.

OUR BUSINESS MAY BE SUBJECT TO INTERNATIONAL RISKS.

We are pursuing international business opportunities, including in China, Mexico, Brazil, Europe, the Middle East, certain far eastern countries and Africa. As to international business in the Middle East, our current target markets include Saudi Arabia, Qatar, United Arab Emirates, Oman, Iraq, Afghanistan and Jordan. Of these the only countries that we believe pose a particular problem are Iraq and Afghanistan as a result of additional instability. In Africa we are actively pursuing South Africa and Kenya as well as engaging in discussions with engineering companies that bid on trans-African projects. There are no special additional risks related to these countries that are not disclosed in the list of risks affecting most international business. To date, we have not engaged in any transactions on these countries except for the purchases from Jiangsu Far East Group in China consisting of a sale of 2km of ACCC shipped in June, 2005 and an order for 30km of ACCC contingent upon testing of the 2km order. Except for these purchases, our business model has been implemented only in the United States and Canada where we produce the ACCC core for delivery to General Cable under a manufacturing agreement. Expansion internationally will depend on our adaptation of this model to international markets and may be costly and time consuming. Risks inherent in international operations in general include:

      (i) unexpected changes in regulatory requirements, export restrictions, tariffs and other trade barriers;
      (ii)  challenges in staffing and managing foreign operations;
      (iii) differences in technology standards, employment laws and business practices;
      (iv) longer payment cycles and problems in collecting accounts receivable;
      (v)   political instability;
      (vi)  changes in currency exchange rates;
      (vii) currency exchange controls; and
      (viii)potentially adverse tax consequences.

In particular, certain of our target markets in the Middle East may include Iraq and Afghanistan in which there is considerable violent instability that may affect our ability to operate in those markets.

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

CHANGES IN INDUSTRY STANDARDS AND REGULATORY REQUIREMENTS MAY ADVERSELY AFFECT OUR BUSINESS.

As a manufacturer and distributor of wire and cable products we are subject to a number of industry standard-setting authorities, such as the Institute of Electrical and Electronic Engineers, the European based International Council on Large Electric Systems , the American Society of Testing and Materials and the Canadian Standards Association. In addition, many of our products may become subject to the requirements of federal, state and local or foreign regulatory authorities. Changes in the standards and requirements imposed by such authorities could have an adverse effect on us. In the event we are unable to meet any such standards when adopted our business could be adversely affected. In addition, changes in the legislative environment could affect the growth and other aspects of important markets served by us. Legislative bills and regulatory rulings have recently been enacted in the energy and telecommunications sectors which could improve our markets, including energy bill H.R. 6 which has passed both the House and Senate in 2005 and was signed by President Bush on August 8, 2005. Energy bill H.R. 6 is a federal bill that covers energy conservation, research and development and improvement of the energy infrastructure pursuant to a national energy policy. We believe that this bill could improve our market opportunities if, as a result, it enhances the willingness and ability of potential customers to adopt new technologies in the electrical utility industry. It is not possible at this time to predict the impact that any such legislation or regulation or other changes in laws or industry standards that may be adopted in the future, could have on our financial results, cash flows or financial position.

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

The market price of our common stock may be subject to significant fluctuations in response to our operating results, announcements of new products or market expansions by us or our competitors, changes in general conditions in the economy, the financial markets, the electrical power transmission and distribution industry, or other developments and activities affecting us, our customers, or our competitors, some of which may be unrelated to our performance. The sale or attempted sale of a large amount of common stock into the market may also have a significant impact on the trading price of our common stock. During the last 12 months, the closing bid prices for our common stock have fluctuated from a high of $6.24 to a low of $0.45. Fluctuations in the trading price or liquidity of our common stock may adversely affect our ability to raise capital through future equity financings.

WE DO NOT ANTICIPATE PAYING DIVIDENDS IN THE FORESEEABLE FUTURE, WHICH MAY REDUCE YOUR RETURN ON AN INVESTMENT IN OUR COMMON STOCK.

We plan to use all of our earnings; to the extent we have earnings, to fund our operations. We have not paid dividends on the common stock and do not anticipate paying such dividends in the foreseeable future. We cannot guarantee that we will, at any time, generate sufficient surplus cash that would be available for distribution as a dividend to the holders of our common stock. Therefore, any return on your investment would derive from an increase in the price of our stock, which may or may not occur.

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

AS OF AUGUST 4, 2005, 25,672,811 COMMON SHARES ARE ISSUABLE UPON EXERCISE OF ALL OUTSTANDING OPTIONS, WARRANTS AND CONVERSION OF CONVERTIBLE DEBENTURES FOR LESS THAN THE MARKET PRICE OF $2.55 PER SHARE. CASH PROCEEDS RESULTING FROM THE FULL EXERCISE AND CONVERSION OF THESE SECURITIES WOULD BE APPROXIMATELY $17,266,542. THE EXERCISE OR CONVERSION OF THESE SECURITIES COULD RESULT IN THE SUBSTANTIAL DILUTION OF THE COMPANY IN TERMS OF A PARTICULAR PERCENTAGE OWNERSHIP IN THE COMPANY AS WELL AS THE BOOK VALUE OF THE COMMON SHARES. THE SALE OF A LARGE AMOUNT OF COMMON SHARES RECEIVED UPON EXERCISE OF THESE OPTIONS OR WARRANTS ON THE PUBLIC MARKET TO FINANCE THE EXERCISE PRICE OR TO PAY ASSOCIATED INCOME TAXES, OR THE PERCEPTION THAT SUCH SALES COULD OCCUR, COULD SUBSTANTIALLY DEPRESS THE PREVAILING MARKET PRICES FOR OUR SHARES. FULL CONVERSION OF SUCH SHARES WOULD INCREASE THE OUTSTANDING COMMON SHARES BY 22.1% TO APPROXIMATELY 141,628,000 SHARES.

The exercise price or conversion price of outstanding options, warrants and convertible debentures may be less than the current market price for our common shares. In the event of the exercise of these securities, a shareholder could suffer substantial dilution of his or her investment in terms of the percentage ownership in us as well as the book value of the common shares held. At the August 4, 2005 market price of $2.55 per share, 25,672,811 shares would be exercisable or convertible for less than the market prices. Full exercise and conversion of these below market shares would result in us receiving cash proceeds of $17,266,542 and would increase the outstanding common shares by 22.1% to approximately 141,628,000 shares.

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

Our business is subject to a variety of additional risks, which could materially adversely affect quarterly and annual operating results, including:

      (i) market acceptance of our composite technologies by utility companies;
      (ii) due to the potential lengthy lead time for the implementation of new lines or the reconductoring of existing lines, the extent and timing of these new cable transactions with utility companies may lead to significant delays in sales that could adversely impact our cash flow;
      (iii) the loss of a strategic relationship or termination of a relationship with a cable partner, specifically General Cable;
      (iv) announcements or introductions of new technologies or products by us or our competitors;
      (v) delays or problems in the introduction or performance of enhancements or of future generations of our technology;
      (vi) failures or problems in our utility cable product, particularly during the early stages of the introduction of the product when problems or failures identified during trials carried out with the product or during its installation or operation can have an adverse effect;
      (vii) delays in the adoption of new industry standards or changes in market perception of the value of new or existing standards;
      (viii) competitive pressures resulting in lower revenues;
      (ix) personnel changes, particularly those involving engineering and technical personnel;
      (x)   costs associated with protecting our intellectual property;
      (xi) the potential that customers could fail to make payments under their current contracts, including Global American Energy and City of Kingman;
      (xii) market-related issues, including lower ACCC Cable demand brought on by excess cable inventory and lower average selling prices for ACCC cable as a result of market surpluses;
      (xiii) increased costs or shortages of key raw materials including carbon fiber and glass fiber;
      (xiv) regulatory developments; and
      (xv)  general economic trends and other factors.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk relates primarily to our cash balances and the effect that changes in interest rates have on the interest earned on that portfolio. Our convertible debentures bear a fixed rate of interest.

As of June 30, 2005 we did not hold any derivative financial instruments for speculative or trading purposes. The primary objective of our investment activities is the preservation of principal while maximizing investment income and minimizing risk. As of June 30, 2005, we had $2.4 million in cash, cash equivalents and short-term investments that mature in twelve months or less. Due to the short duration of these financial instruments, we do not expect that a change in interest rates would result in any material loss to our investment portfolio.

ITEM 4: CONTROLS AND PROCEDURES

Based on an evaluation under the supervision and with the participation of the Company's management, including the Chief Executive Officer, the financial consultant assisting the acting Chief Financial Officer, and the acting Chief Operating Officer, the Company's principal executive officer and principal financial officer has concluded that the Company's disclosure controls and procedures (as defined under the Securities Exchange Act of 1934, as amended (Exchange Act)) were effective as of June 30, 2005 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no significant changes in the Company's internal control over financial reporting identified in management's evaluation during the third quarter of fiscal 2005 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

J.P. TURNER & COMPANY, LLC V. COMPOSITE TECHNOLOGY CORP. (NASD ARBITRATION NUMBER 04-01114):

J.P. Turner & Company, L.L.C. ("J.P. Turner") initiated arbitration before the National Association of Securities Dealers in February 2004 alleging Composite Technology Corporation ("CTC") breached a finder's agreement by failing to pay certain fees to J.P. Turner. CTC disputes that any breach of the agreement took place and denies that J.P. Turner made any introduction of investors to CTC which directly led to financing. CTC has filed a counterclaim against J.P. Turner alleging claims of fraud against J.P. Turner arising out of misrepresentations made by J.P. Turner concerning an investment opportunity. J.P. Turner claimed $200,000 in monetary damages, a warrant to purchase shares of CTC common stock amounting to $200,000 at an exercise price equal to the closing bid on December 17, 2003, pre-judgment interest as of December 18, 2003, attorneys' fees and costs. CTC sought compensatory damages in an amount according to proof, punitive damages, and attorneys' fees and costs based upon its counterclaims. CTC filed its Statement of Answer and Counterclaims on May 17, 2004. The Arbitration took place on February 24-25, 2005 in Atlanta, Georgia before an NASD Arbitration Panel. On March 2, 2005, the Panel awarded J.P. Turner compensatory damages in the amount of $106,763.28, plus interest at the rate of 7% per annum from December 18, 2003 until the date of payment of the award, and $500 for one-half of the initial claim filing fee. The award was settled in its entirety by the payment of $100,000 on May 4, 2005.

COMPOSITE TECHNOLOGY CORPORATION V. ACQUVEST (OCSC CASE NO. 03 CC 12640):

On October 16, 2003, CTC filed suit against Acquvest, Inc., Paul Koch, Victoria Koch, Patricia Manolis, and Michael Tarbox in Orange County Superior Court. CTC alleges causes of action for declaratory relief, breach of contract, fraudulent inducement, rescission and economic duress arising out of certain subscription and related agreements among the Company and the defendants. In connection with such agreements, CTC issued to Acquvest, Inc. and Patricia Manolis, in April 2003 and September 2003, a total of 150,000 units for a total purchase price of $375,000. Each unit consists of 10 shares of unregistered, restricted common stock and 10 Series I warrants to purchase one share of unregistered, restricted common stock. Each Series I warrant entitles the holder to purchase a share of common stock at $0.50 per share and expires on March 30, 2005. The agreements provide for the issuance of up to an additional 550,000 of such units for the same purchase price of $2.50 per unit, subject to certain conditions, and registration of share issuances under the Securities Act of 1933. The additional units have not been issued and the additional purchase consideration has not been paid. The parties disagree as to their respective rights and obligations with respect to the original issuances and such additional units. 10,000 units were also issued to Paul Koch for services in connection with such agreements, and a dispute has arisen as to his entitlement to those and additional units and warrants in connection with the agreements. CTC is seeking actual damages, punitive damages, statutory costs, attorneys' fees and injunctive relief against the defendants. CTC also seeks rescission of the pertinent agreements based on numerous grounds, including fraudulent inducement. By a letter to CTC's counsel dated September 8, 2004, Acquvest stated that it was waiving the contractual conditions to its purchase of an additional 400,000 units under its subscription agreement and was tendering $1,000,000, which was available on deposit, to CTC as payment for the units. Acquvest, Koch, and Manolis filed a Cross-Complaint on September 16, 2004, which they amended per stipulation on December 17, 2004. On April 14, 2005, CTC was served with notice that the Court granted defendants and cross-complainants' application for Writs of Attachment allowing for the attachment of CTC's assets totaling $2.55 million. The Court had denied two prior applications by defendants and cross-complainants for Writs of Attachment. CTC immediately filed a Notice of Appeal on April 14, 2005 and an Emergency Writ on April 18, 2005 with the California Courts of Appeal to challenge the Court's decision to grant the Writs of Attachment and to stay the Writs of Attachment. Additionally, CTC is working to arrange to post the bond to stay attachment of the entire amount subject to the Writs of Attachment. CTC believes that the Court committed reversible error by granting the Writs of Attachment and intend to vigorously seek to reversal of the order. Trial date was set for May 9, 2005, but was vacated as a result of the bankruptcy filing. The bankruptcy court has ordered that the trial be re-set in Orange County Superior Court. Trial date is now set for November 28, 2005.

ASCENDIANT CAPITAL GROUP, LLC V. COMPOSITE TECHNOLOGY CORPORATION (JAMS ARB. NO. 1200034701 AND OCSC CASE NOS. 03CC13314 & 03CC13531):

On November 4, 2003, Ascendiant Capital Group LLC, Mark Bergendahl, and Bradley Wilhite ("Plaintiffs") filed suit in Orange County Superior Court alleging causes of action against CTC and its CEO, Benton Wilcoxon, personally ("Defendants") for breach of contract, specific performance, fraud and deceit, negligent misrepresentations, breach of covenant of good faith and fair dealing, and declaratory relief arising out of a business advisory and consulting agreement (the "Agreement") allegedly executed between CTC and Ascendiant. CTC denies the material allegations and, on November 10, 2003, CTC filed a case in Orange County Superior Court against Plaintiffs alleging causes of action for declaratory relief, breach of contract, fraudulent inducement, and economic coercion arising out of the Agreement as well as various unrelated business agreements between Plaintiffs and Wilcoxon. CTC is seeking actual damages, punitive damages, statutory costs, attorneys' fees and injunctive relief against Plaintiffs. The principal parties are Ascendiant, Bergendahl, Wilhite, CTC and Wilcoxon. On November 24, 2003, the court entered an order consolidating the cases. On January 15, 2004, the parties agreed to submit all claims and cross-claims arising out of the Agreement to binding arbitration before the Honorable Robert Thomas Ret. at JAMS - Orange County. The remaining claims and cross-claims not arising out of the Agreement are pending before the Honorable Kazuharu Makino of Orange County Superior Court. On May 28, 2004, CTC's demurrers to Plaintiffs' causes of action in the arbitration for specific performance, negligent misrepresentation and breach of covenant of good faith and fair dealing were sustained, with leave to amend, as well as CTC's motion to strike Plaintiff's claims for punitive damages. Plaintiffs subsequently filed an amended complaint. Judge Thomas has reserved ruling on Plaintiffs' demurrers and motion to strike in the arbitration pending the outcome of the ruling on Plaintiffs' demurrers and motions to strike filed with respect to CTC's cross-claim pending in the superior court. An order has issued in the Orange County Superior Court action exempting this case from various pre-trial deadlines and noting that he expects that the case will not proceed to trial within 24 months of the date of filing. On February 22, 2005, CTC and Wilcoxon filed a Demurrer to Plaintiffs' causes of action for breach of contract and alter ego liability. The court overruled the Demurrer on April 1, 2005 and set Trial in the State court action for November 7, 2005. The arbitration commenced on February 9, 2005, but is not expected to be completed until the end of August, 2005.

TARBOX V. KOCH (OCSC CASE NO. 04CC10345):

On October 13, 2004, Michael Tarbox ("Tarbox") filed an action in Orange County Superior Court (Case No. 04-CC-10345) against Paul Koch, Acquvest, CTC and Doe Defendants. Tarbox alleges that Koch made fraudulent transfers to Acquvest and the Doe defendants for the purpose of avoiding the debt owed to Tarbox. Tarbox alleges that CTC securities were intended to serve as security for a debt owed by Koch to Tarbox. Tarbox alleges that Defendants were not bona fide purchasers of the CTC securities since they were receiving such securities for the benefit of Tarbox. Tarbox further alleges that CTC breached an agreement to pay him a finder's fee in connection with investments made by Koch. Tarbox alleges that CTC's breach has caused him to suffer damages in excess of $750,000. On November 14, 2004, CTC filed a demurrer to the Complaint, and the other defendants also filed a demurrer. The Court granted leave to amend, and Tarbox then filed an amended Complaint. CTC just recently filed an Answer to the Tarbox's Amended Complaint. CTC recently filed an Answer to Tarbox's Amended Complaint. A demurrer filed by the other Defendants was granted on February 22, 2005, and Tarbox was again granted leave to amend. A conference hearing is set for September 20, 2005.

JEREMIAH O'KEEFFE VS. C. WILLIAM ARRINGTON AND COMPOSITE TECHNOLOGY CORPORATION:

On December 31, 2004, Jeremiah O'Keeffe ("Plaintiff") filed suit against C. William Arrington and Composite Technology Corporation ("Defendants") in the District Court of Dallas, Texas (Cause No. 04-13004-A). Plaintiff alleges causes of action for breach of agreement and quantum meruit, arising out of an alleged failure, based on a verbal agreement, to compensate Plaintiff for unspecified services provided to Defendants. Plaintiff seeks compensatory damages, including the transfer 5,500,000 shares of common stock, $22,880,000 in monetary damages, attorneys' fees, interest and costs. Defendants deny the claims and intend to vigorously defend against them. On February 7, 2005, Defendants removed the case to Federal Court (Case No. 3-05CV0257N). On February 14, 2005, Defendants filed a Motion to Dismiss for lack of jurisdiction, and on March 7, 2005, Plaintiff filed a Motion to Extend Time to File Response to the Motion to Dismiss and to Allow Discovery on the Jurisdiction Issue. On May 5, 2005, CTC filed a motion to transfer the case to the U.S. Bankruptcy Court in the Central District of California. Plaintiff dismissed CTC without prejudice on May 11, 2005. On June 13, 2005, Defendant C. William Arrington filed a Motion to Dismiss for Failure to Join CTC as a Party to the Action, and on June 29, 2005, Plaintiff filed a Motion for Leave to File First Amended Complaint. On July 19, 2005, the Court granted Plaintiff's Motion to Extend Time to Respond to the Motion to Dismiss, which is due on or before September 1, 2005, and granted Plaintiff's motion to conduct discovery of Defendants' contacts for the purposes of establishing personal jurisdiction over the Defendants. All other motions are pending in Federal Court.

DAVID S. SHIELDS V. COMPOSITE TECHNOLOGY CORPORATION:

On January 21, 2005, David S. Shields filed suit against CTC in Santa Clara Superior Court (Case No. 1-05-CV-034368) alleging CTC breached a subscription agreement by failing to issue the appropriate number of shares thereunder. CTC denies the claims and intends to vigorously defend against them. CTC filed an Answer and Cross-Complaint against Shields for Rescission and Declaratory Relief on April 18, 2005. The case has been removed to the U.S. Bankruptcy Court in the Central District of California. A status conference is set for January 10, 2006.

ITEM 2--UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following two unregistered sales of equity securities were made during the quarter ending June 30, 2005:

On June 16, 2005, an accredited investor exercised 15,000 Series P warrants issued in conjunction with the Series P PPM in September, 2003 at an exercise price of $0.80 per share for cash proceeds of $12,000. The cash proceeds were used for general corporate purposes and were recorded as Paid in Capital. We issued 15,000 restricted, unregistered Common Shares as a result of this transaction.

On June 30, 2005, an accredited investor exercised 83,335 Series O warrants issued in conjunction with the Series O PPM in August, 2003 at an exercise price of $0.60 per share for cash proceeds of $50,001. The cash proceeds were used for general corporate purposes and were recorded as Paid in Capital. We issued 83,335 restricted, unregistered Common Shares as a result of this transaction.

From July 5, 2005 through August 3, 2005, we issued 464,998 shares of common stock to accredited investors upon the exercise of Series P Warrants, exercisable at $0.80 per share, for cash proceeds of $371,998.

On July 27, 2005, we issued 83,335 shares of common stock to an accredited investor upon the exercise of a Series O Warrant, exercisable at $0.50 per share, for cash proceeds of $41,667.

We relied on the exemption from registration as set forth in Section 4(2) of the Securities Act of 1933 for the issuance of securities described above as transactions by an issuer not involving any public offering. The recipients of securities in each transaction made representations that they were accredited investors within the meaning of Regulation D under the Securities Act. They also represented their intentions to acquire the securities for investment purposes without a view to distribution and had access to information concerning the Company and our business prospects, as required by the Securities Act of 1933, as amended. In addition, there was no general solicitation or advertising for the acquisition of these securities.

There were no underwritten offerings employed in connection with any of these transactions.

ITEM 3 - DEFAULTS ON SENIOR SECURITIES

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our 2005 annual meeting of stockholders (the "2005 Annual Meeting") was held on March 1, 2005 at the Atrium Hotel ballroom at 18700 MacArthur Blvd Irvine, CA 92612. Two proposals, as described in our Proxy Statement dated January 17, 2005, were voted on at the meeting. Following is a brief description of the matters voted upon and the results of the voting:


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


ITEM 5 - OTHER INFORMATION

None

ITEM 6 - EXHIBITS

      The exhibits listed in the Index to Exhibits are filed as part of this report.

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

August 9, 2005

                               Index to Exhibits
Exhibit
Number    Description

2.1(3) Articles of Merger of ElDorado Financial Group, Inc., a Florida corporation, into ElDorado Financial Group, Inc., a Nevada corporation.

2.2(1) Agreement and Plan of Reorganization By and Among Transmission Technology Corporation, Certain of its Stockholders, and ElDorado Financial Group, Inc. dated November 3, 2001.

2.3(16)   Plan of Reorganization of Composite Technology Corporation.

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

10.18(14) Exclusive Brokerage and Risk Management Agreement by and between
          Brakke Snafnitz Insurance Brokers, Inc. and Composite Technology Corporation dated June 29, 2005.

10.19(15) Consulting Agreement by and between Composite Technology Corporation,
          CTC Cable Corporation and Global American Energy Inc., dated
          March 31, 2003.

10.20(15) License Agreement between Composite Technology Corporation and W.
          Brandt Goldsworthy & Associates, Inc., dated February 6, 2003.

10.21(15) Consulting Agreement by and between Composite Products Development,
          Inc., George Korzeniowski and Composite Technology Corporation, dated March 1, 2002.

10.22(15) Consulting Agreement by and between Composite Support & Solutions,
          Inc. and Composite Technology Corporation.

10.23(15) Firm Fixed Price Billable Services Agreement Terms and Conditions between EPRI Solutions, Inc. and Composite Technology Corporation, dated February 2003.

10.24(15) Research Agreement between University of Southern California and
          Composite Technology Corporation, dated June 23, 2003.

10.25(15) Joint Development Agreement between FCI SA and Composite Technology
          Corporation, dated November 5, 2003.

10.26(15) Consulting Agreement between David C. Bryant and Composite Technology
          Corporation, dated February 21, 2003.

10.27(15) Employee Confidentiality and Assignment Agreement between David C.
          Bryant and Composite Technology Corporation, dated February 21, 2005.

21(7)     Subsidiaries of the Registrant.

31.1 Rule13a-14(a) / 15d-14(a) Certification of Chief Executive Officer and Acting Chief Financial Officer

32.1 Section 1350 Certification of Chief Executive Officer and Acting Chief Financial Officer

--------
      (1) Incorporated herein by reference to Form 8-K filed with the U. S. Securities and Exchange Commission on November 20, 2001.

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

      (10) Incorporated herein by reference to Form 8-K filed with the U.S. Securities and Exchange Commission on November 24, 2004.

      (11) Incorporated by reference to Form 8-K filed with the U.S. Securities and Exchange Commission on January 11, 2005.

      (12) Incorporated herein by reference to Form 8-K filed with the U.S. Securities and Exchange Commission on January 18, 2005.

      (13) Incorporated herein by reference to Form SB-2 filed with the U.S. Securities and Exchange Commission on January 25, 2005.

      (14) Incorporated herein by reference to Form 8-K filed with the U.S Securities and Exchange Commission on July 11, 2005.

      (15) Incorporated herein by reference to Form 10KSB, as amended, filed with the U.S. Securities and Exchange Commission on July 8, 2005.

      (16) Incorporated by reference to the Registration Statement on Form S-3 filed with the U.S. Securities and Exchange Commission on May 19, 2005.