Form 10-K
period 2005-09-30
COMPOSITE TECHNOLOGY CORP
filed 2005-12-13
CIK 317477

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

                                   (Mark one)

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

                  For the fiscal year ended September 30, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |_| No |X|

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes |_| No |X|

Check whether the registrant has (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes |_| No |X|

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant on March 31, 2005, the last business day of the registrant's most recently completed second fiscal quarter, was $295,516,848 (based on the closing sales price of the registrant's common stock on that date). Shares of the registrant's common stock held by each officer and director and each person who owns more than 5% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of December 7, 2005, 129,470,698 shares of the registrant's common stock were issued and outstanding.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

As of December, 7, 2005 there were 129,470,698 shares of Common Stock issued and outstanding.

                        COMPOSITE TECHNOLOGY CORPORATION

                                TABLE OF CONTENTS

Part I

                                                                            Page
                                                                            ----

Item 1 - Business                                                              1
Item 2 - Properties                                                           29
Item 3 - Legal Proceedings                                                    30
Item 4 - Submission of Matters to a Vote of Security Holders                  32

Part II

Item 5 - Market for Registrant's Common Equity, Related Stockholder
         Matters and Issuer Purchases of Equity Securities                    32
Item 6 - Selected Financial Data                                              33
Item 7 - Management's Discussion and Analysis of Financial Condition
         and Results of Operation                                             36
Item 7A - Quantitative and Qualitative Disclosures About Market Risk          60
Item 8 - Financial Statements and Supplementary Data                          61
Item 9 - Changes in and Disagreements With Accountants on Accounting and
         Financial Disclosure                                                107
Item 9A - Controls and Procedures                                            107
Item 9B - Other Information                                                  111

Part III

Item 10 - Directors and Executive Officers of the Registrant                 111
Item 11 - Executive Compensation                                             114
Item 12 - Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters                                    118
Item 13 - Certain Relationships and Related Transactions                     119
Item 14 - Principal Accounting Fees and Services                             120

Part IV

Item 15 - Exhibits, Financial Statement Schedules                            120
Signatures                                                                   122
Index to Exhibits                                                            122

                  CAUTION REGARDING FORWARD-LOOKING INFORMATION

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties that could cause our actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, risks related to the following: the consummation of our plan of reorganization, negative perceptions from our Title 11 filing, uncertain cash flows, the need to collect accounts receivable, our need for additional capital, competition, our need to protect and maintain intellectual property, litigation, raw material costs and unavailability, changing government regulations, the loss of significant customers or suppliers, the limited market for our stock, the volatility of our stock price, and other factors referenced in this and previous filings. When used in this report, the words "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Annual Report. We undertake no obligation to publicly release any revisions to the forward-looking statements after the date of this document. You should carefully review the risk factors described in other documents we file from time to time with the Securities and Exchange Commission, including our Quarterly Reports on Form 10-Q to be filed by us in our 2006 fiscal year, which runs from October 1, 2005 to September 30, 2006.

As used in this Form 10-K, unless the context requires otherwise, "we" or "us," the "Company" or "CTC" means Composite Technology Corporation and its subsidiaries.

                                     PART I

ITEM 1 - BUSINESS

Overview

We develop, manufacture and market products incorporating composite technologies to the global electric utility industry, which are designed to improve the performance and capacity of electrical transmission and distribution grids. We provide connecting hardware, line design assistance, proprietary software for line design, and other supporting services related to the installation and design of power lines using our products as well as a comprehensive long term warranty for the ACCC cable.

Our principal product is our proprietary patent pending composite reinforced bare overhead conductor known as Aluminum Conductor Composite Core, or ACCC chnology to electrical power lines. This innovative use of a composite core technology to electrical power lines. This innovative use of a composite core as the strength component effectively eliminates most of the cable sag resulting from the heat generated by the electrical resistance of the cable as it carries electrical current and can simultaneously transmit more power than conventional cables of the same diameter and weight. The lightweight high-strength composite core also allows more conductive aluminum to be wound around it, thereby creating energy savings through less line losses under comparable operating conditions.

We believe that ACCC cable provides the only effective economical solution to increase power and to maintain cost effective operational capability in congested and aging grid systems.

In new transmission systems, ACCC cable introduces a new opportunity that is revolutionary in electrical grid management: the possibility of cost effective reserve capacity that would ensure continuing grid operation, in particular during surges in demand or other line failure.

At a time when our electrical systems are overloaded, the use of ACCC cable can significantly reduce the capital budget of transmission or distribution operators because it enables them to increase their transmission throughput by replacing existing transmission line cables without modification to existing towers. This avoids the deployment of any new towers and the establishment of new easements. This simple replacement brings more power to the same destination faster, cheaper and with more certainty than going through the new line design cycle which is usually costly, time consuming, and controversial.

Although we believe that our ACCC conductor technology has the ability to solve many of the transmission grid's problems, including many power line constraints, our ACCC product is a relatively new entry in a highly conservative market. In a market where electrical conductor technology has remained virtually unchanged for over one hundred years, it can also be difficult to introduce a new technology. In addition many new installations or line re-conductor projects take years to plan and gain approval and the sales cycle for ordering new overhead electrical cable is long.

While the Company believes it will benefit from a heightened awareness of the problems facing our aging, congested electrical transmission and distribution grids that has led to an increased interest in new technologies, the urgency of the problem has led customers to try out some less suitable products produced by better capitalized companies. We believe that when the merits of ACCC gain recognition, buyers will determine that the cable demonstrates significant full-life project cost savings in most cases and provides significant performance advantages that should increase safety and emergency capacity unlike any alternative.

During the past 3 years ACCC was brought from a concept through product and manufacturing engineering, to optimize the combination of manufacturability and performance. During this process extensive testing and production documentation was assembled so that the cable technology is now ready for licensing or transfer to subsidiaries in a deployed international full scale factory launch.

Product engineering was completed by having General Cable wrap our composite core with aluminum under sub-contract. ACCC cable is now commercially available through General Cable in the USA and Canada and through the Company worldwide. General Cable markets ACCC under the brand name "TransPowr."

As of September 30, 2005, we have filled the following purchase orders pursuant to our agreements with General Cable, both to U.S. customers, and recognized approximately $32,000 in revenue from a sale to a Chinese customer:

o Approximately 50 linear miles of ACCC cable to American Electric Power, sold through General Cable for $1.24 million. We recognized approximately $562,000 in revenue from core and hardware on this order in the 2005 fiscal year.

o Approximately 24 linear miles of ACCC cable to PacifiCorp, sold through General Cable for $800,000. We recognized approximately $304,000 in revenue from core and hardware on this order in the 2005 fiscal year.

Company Background

We were incorporated as Eldorado Gold & Exploration, Inc. in Florida on
February 26, 1980 and reincorporated in Nevada on June 27, 2001. On November 3, 2001, we acquired TTC, a privately owned Nevada corporation, and our name changed to Composite Technology Corporation. Our acquisition of TTC effected a change of control and TTC was the accounting acquirer for financial statement purposes. We maintain our principal offices at 2026 McGaw Avenue, Irvine, California 92614. Our telephone number at that address is (949) 428-8500 and our internet address is www.compositetechcorp.com.

Bankruptcy Proceedings and Summary of Reorganization Plan

On May 5, 2005 we filed a voluntary reorganization plan and disclosure statement under the provisions of Title 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the Central District of California under case number SA 05-13107 JR. Our disclosure statement was approved by the bankruptcy court on July 6, 2005 and a hearing was held resulting in the confirmation of our bankruptcy plan October 31, 2005. The order approving our bankruptcy plan was entered November 18, 2005 and concurrently notice was given that the plan effective date was established as November 18, 2005. We are now in the process of implementing the plan of reorganization. The "Q" was removed from our trading symbol on December 1, 2005.

We filed for voluntary reorganization because multiple lawsuits were taxing the Company's managerial, operational and financial resources and threatened to divert management from their duties of running the business. One of these lawsuits had resulted in an attachment of more than $2.5 million of the Company's funds. We believed that the bankruptcy filing would release cash for the operation of our business, give us a reprieve from burdensome litigation so that management could focus on marketing and sales, and stay attempts to collect, secure or enforce remedies with respect to most pre-petition claims. We also chose to have these lawsuits heard by the Bankruptcy Court as part of the reorganization to provide a fair and reasonable means of addressing each claim and affording the same treatment to each claim. Had the lawsuits proceeded in different jurisdictions there would have been a possibility of inconsistent judgments.

As required by the Bankruptcy Code, our plan of reorganization classifies claims and interests according to their right to priority. The confirmed plan is incorporated by reference as an exhibit to this annual report. The plan states whether each claim or interest is impaired or unimpaired and provides the treatment for each class. An impaired claim or interest means that a party's legal rights have been altered in any manner under applicable law. The table below summarizes our reorganization plan.

Class No.   Description                          Impaired (Y/N)   Treatment
---------   ----------------------------------   --------------   -----------------------------------------------------
2-A         General Unsecured Claim              Yes              Allowed Claims, or Claims that CTC has filed with
                                                                  the Bankruptcy Court and not listed as disputed,
            Approximately 50 holders of          Impaired;        contingent or unliquidated and as to which no
            General Unsecured Claims, or         claims in        objection has been timely filed, in this class will
            unsecured Claims against CTC that    this class       be paid the full amount of their respective Allowed
            are not entitled to priority under   are entitled     Claim, without interest, in six monthly installment
            Chapter 11 of the Bankruptcy Code,   to vote on       payments commencing thirty days after the Effective
            totaling approximately               the plan.        Date, or generally the date not later than 30 days
            $1,725,418.70. This amount                            after the date on which the Bankruptcy Court enters
            includes Disputed Claims, or                          its order confirming the reorganization plan and
            Claims that CTC has identified as                     such order becomes a Final Order. A Final Order
            unliquidated, disputed or                             means an order or judgment of the Bankruptcy Court,
            contingent or as to which a timely                    or other court of competent jurisdiction, that has
            objection has been timely filed to                    not been reversed, stayed, modified or amended, and
            any portion of such Claim. Under                      as to which the time to appeal has expired or any
            the terms of our disclosure                           right to appeal has been waived to CTC's
            statement, a Claim is a right to                      satisfaction or any appeal has been resolved by the
            payment from CTC or a right to an                     highest court to which the order was appealed
            equitable remedy for breach of                        timely or from which rehearing was denied.
            performance if such breach gives
            rise to a right to payment from                       Allowed Claims also include Claims as to which proof
            CTC.                                                  of claim has been filed by a holder of a Claim in
                                                                  accordance with applicable federal law by August 9,
                                                                  2005, and as to which no objection has been timely
                                                                  filed or any such objection has been determined by a
                                                                  Final Order. The Reorganized Debtor, or CTC on or
                                                                  after the Effective Date, will have the right to pay
                                                                  these Claims prior to the due dates noted above
                                                                  without premium or penalty.

                                                                  If CTC is required to pay interest on these claims,
                                                                  the applicable annual interest rate shall be 3%.

---------   ----------------------------------   --------------   -----------------------------------------------------
2-B         Debenture Holders, which means                        Allowed Claims in this class will be paid pursuant
            Midsummer Investment, Ltd.,                           to their existing agreements with CTC subject to
            Islandia, L.P., Omicron Master                        modifications.
            Trust and Bristol Investment Fund,
            Ltd.                                                  Post-petition accrued interest due to the Debenture
                                                                  Holders as governed by the documents shall be paid in
            Four Claims totaling                                  common stock of CTC on the Effective Date pursuant to
            $15,087,500.00                                        Bankruptcy Code section 1145. The approximate
                                                                  quarterly interest payment is $225,000 based on
                                                                  simple interest at six percent on the balance of $15
                                                                  million.

---------   ----------------------------------   --------------   -----------------------------------------------------

Class No.   Description                          Impaired (Y/N)   Treatment
---------   ----------------------------------   --------------   -----------------------------------------------------
3-A         Subordinated Securities Claims, or   Yes              Allowed Subordinated Securities Claims, or an
            Claims subject to subordination                       Allowed Claim or any portion thereof that arises
            under Bankruptcy Code section        Impaired;        from the Ascendiant Action, the Tarbox Action, the
            510(b), including without            claims in        O'Keefe Action, the Shields Action, or the Acquvest
            limitation, any Claim that arises    this class       Action and that has been allowed by a Final Order
            from the rescission of a purchase    are entitled     of the Bankruptcy Court, will be issued common
            or sale of the common stock of the   to vote on       stock of CTC pursuant to Bankruptcy Code Section
            Company, or for damages arising      the plan.        1145 in an amount equal to the full amount of their
            from the purchase or sale of the                      Claim that is ultimately adjudicated as an Allowed
            common stock of the Company, or                       Claim. The number shares of common stock of CTC to
            for reimbursement, indemnification                    be issued to holders of Allowed Subordinated
            or contribution allowed under                         Securities Claims shall be determined by dividing
            Bankruptcy Code section 502 on                        the judgment or settlement dollar amount by the
            account of such Claim.                                average of the reported closing bid price per share
            Subordinated Securities Claims                        of CTC Common Stock on the OTC Bulletin Board (as
            include any claims arising out of                     reported by Bloomberg L.P. at 4:15 PM (New York
            the Acquvest Action, the                              time) during the twenty regular session trading
            Ascendiant Action, the Tarbox                         days immediately preceding the effective date of
            Action, the O'Keeffe Action or the                    the judgment or settlement.
            Shields Action
                                                                  CTC has not reviewed the proofs of interest, if any,
                                                                  filed by holders of Subordinated Securities Claims.
                                                                  CTC reserves its right to object to any of the proofs
                                                                  of interest filed by the holders of Subordinated
                                                                  Securities Claims.

---------   ----------------------------------   --------------   -----------------------------------------------------
3-B         Interests, or a share of common      Yes              The rights of Interest holders are modified by the
            stock in CTC                                          plan. The common stock of CTC will remain in effect
                                                 Impaired;        and will be diluted to a smaller percentage of the
            This class includes current          claims in        outstanding stock in the Reorganized Debtor as a
            holders of warrants                  this class       result of the common stock of CTC to be issued to
                                                 are entitled     Allowed Subordindated Securities Claims. The
                                                 to vote on       percentage by which the common stock of CTC will be
                                                 the plan         diluted depends on the total amount of Subordinated
                                                                  Securities Claims that are ultimately deemed to be
                                                                  Allowed Claims.

                                                                  CTC has not reviewed the proofs of interest, if any,
                                                                  filed by the Interest holders. CTC reserves its right
                                                                  to object to any of the proofs of interest filed by
                                                                  the Interest holders on any reasonable grounds.

---------   ----------------------------------   --------------   -----------------------------------------------------


Class One Creditors are unimpaired, and are not entitled to vote on the plan. Therefore, they are not included in the above chart.

Although we do not anticipate any material changes to the assets and liabilities as of September 30, 2005, upon emergence from bankruptcy, the amounts reported in subsequent financial statements may materially change due to the restructuring of the Company's assets and liabilities as a result of the Plan of Reorganization and the application of the provisions of Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code (SOP 90-7), with respect to reporting upon emergence from Chapter 11 (Fresh Start accounting). Changes in accounting principles required under generally accepted accounting principles within 12 months of emerging from bankruptcy are required to be adopted at the date of emergence. Additionally, the Company may choose to make changes in accounting policies and practices at that time. For all of these reasons, financial statements subsequent to emergence from Chapter 11 may not be comparable with those of prior periods.

As of December 11, 2005, all allowed general unsecured claims under the plan have been paid in full. All stock required to be issued under the plan to holders of allowed claims and/or pursuant to court-approved settlements has been distributed. The company is in compliance with all applicable bankruptcy code provisions, with the plan of reorganization, and with guidelines of the Office of the United States Trustee

The ACCC Cable

Our principal product is our proprietary patent pending Aluminum Conductor Composite Core, or ACCC cable series, which has been developed over the past three years. These bare overhead conductor cables have unique properties that provide them with significantly improved product characteristics over traditional bare overhead conductor cables known as ACSR:

      o ACCC has an increased conductive aluminum cross section compared to conventional Aluminum Conductor Steel Reinforced, or ACSR, of the same diameter and weight;

      o ACCC composite core significantly reduces high temperature conductor sag that occurs in a transmission line conductor as it becomes hotter due to increasing power flows;

      o ACCC is designed to provide energy savings resulting from less line losses due to more conductive aluminum when compared with ACSR under the same conditions;

      o ACCC has a rated operating temperature of 180 degrees C, with the temporary ability to operate at 200 degrees C, which enables greater power transmission capacity;

      o ACCC does not exhibit bimetallic corrosion, since it has no steel core;

      o ACCC uses carbon fiber and glass fiber composite materials, which are favored by the latest airliner manufacturers for their superior performance;

      o ACCC composite core has self dampening properties that may reduce the need for dampeners and other anti-vibration devices;

      o ACCC uses standard installation techniques and equipment with little need to retrain linesmen and reequip service vehicles;

      o ACCC can easily be retrofitted on existing towers to upgrade energy throughput;

      o ACCC allows transmission and distribution owners to replace lines easily, typically without modification to the poles and towers;

      o ACCC can substitute for other cables that require greater tensioning on older towers, to delay the need to replace down-rated aging towers, helping in the management of infrastructure renovation programs;

      o ACCC may eliminate the need to establish new rights of way that are costly, time consuming, and environmentally controversial, since ACCC offers increased throughput and enhanced safety without the necessity of constructing new lines.

Bare overhead electrical conductor is composed of materials that must hang in the air; but since conductive materials are typically not high strength, the conductor portion of the cable is typically held in the air by a strong core, which is known as the strength member. Traditional Aluminum Conductor Steel Reinforced, or ACSR, uses aluminum to conduct because aluminum conducts well and is light, with a steel core to reinforce the cable and hold it up. Traditional cable designers have increased the performance of their steel cored cables for the most part by increasing the strength of the core with special steels that could operate at higher temperatures and by increasing the quantity of aluminum by packing the wires closer together using a trapezoidal shaped cross-section wire. The result is a steel cored cable that can handle more heat, but still has significant sag issues at higher temperatures, and if the version has trapezoidal shaped aluminum wires the resulting cable will have greater weight for the same diameter cable and thus require structures with greater tension capability. In another approach, currently favored in Europe, the aluminum has been combined with elements that strengthen the cable and eliminate the need for a strength member, however, the overall performance of an all aluminum alloy cable is significantly lower than ACCC.

Other companies propose a radically different approach to the need for increased transmission and distribution of electricity. Recent industry research has focused significantly on new underground superconductor cables as a solution. The fundamental problem with this innovation, we believe, is that the costs are prohibitive and the results uncertain. While superconductors do perform with very low transmission losses, they require constant cooling to cryogenic temperatures. They are very expensive to construct and maintenance constraints and costs may make them suitable only for select underground lines in highly congested metropolitan centers. We do not believe that this technology will be used in overhead transmission or distribution systems in the foreseeable future. Others still propose a disbursed system of generation that will eliminate the need for an extensive grid structure, however, this is not a viable practical solution when the generation of electricity is usually dirty, noisy, or occurs in remote locations and must be carried out away from residential and business centers.

The ACCC solution goes back to the fundamentals: strength and conductivity. It allows the conductor to conduct more electricity at the lowest cost, while the composite core supports the cable without higher temperature sag and with less weight and diameter. The result is the CTC composite core that supports more aluminum within the same comparable diameter cable, letting the aluminum carry more current while the high strength non-corrosive core holds up the cable.

The biggest single problem with overhead cable is sag. When the temperature is raised, metals become soft and when metal cables under tension become soft, they stretch and therefore sag. This results in three critical problems: (i) safety, as the cables sag lower they become dangerous and prone to short circuit when they come close to objects, and (ii) efficiency, because stretched cable offers increased electrical resistance and (iii) drop in line capacity, due to regulatory requirements for minimum ground clearances. Simply put, if the cable stretches too much due to heat overload, the line may need to be shut down at the very time when increased capacity is required, such as on hot summer days with high electricity load. ACCC is rated at a continuous operating temperature of 180 degrees Celsius, and this compares favorably with the rated operating temperature of standard ACSR, which is 80 degrees Celsius. The maximum temporary operating temperature of ACSR is about 100 degrees Celsius as compared to the equivalent in ACCC of 200 degrees Celsius.

The practical problem of line sag was brought to everybody's attention at the time of the 2003 blackouts in the Northeastern United States. It appears that the problem originated with an overheating line sagging too close to a tree which caused an electrical short that stopped the electricity transmission. This forced the electricity to immediately transfer to other lines, making them operate at higher temperatures until they too shut down. This resulted in the collapse of a major portion of the northeast electrical grid that resulted in an extended blackout for the city of New York and other places within several states.

The ability to operate a cable at higher temperatures provides another significant advantage which CTC believes will revolutionize the way in which transmission and distribution operators plan and manage their operations. Because traditional cables carry electricity efficiently and safely only between certain limited temperature ranges and because new lines are so expensive, lines must be built with relatively exact electricity carrying limits in mind. Growth must be provided for by new lines and there is little reserve capacity on the grid in the event of a problem. To address the problem in recent years, operators have: (i) spent money on power management systems to better measure reserve capacity on a line and to identify potential line shut downs due to overheating and (ii) they have linked their grids to deliver power up to the limits of operational capabilities. Even with these measures, the Company believes that growth is outstripping available capacity. Purchasing ACCC introduces a solution to this problem. Replacement of the lines allows the grid operator the capability to double the current load on the same line introducing a reserve that will handle large amounts of additional capacity without endangering the operation of the grid or causing a safety hazard. The increased current carrying capability can also be used to reduce congestion on existing lines.

The decreased sag and high-strength properties of ACCC cable make it an additional problem solver: the cable can be used effectively across large spans (chasms, gorges, river crossings, and large highways) and to replace existing lines in situations where the towers that are older and cannot safely support the high levels of tensioning required. When traditional cables are used over a long span, the weight of the cable itself necessitates a design with large sag that is only made worse when heated. ACCC provides an easy solution in most cases.

A further advantage is the saving of capital costs on new line constructions. The physics are simple: the potential of a cable to sag is reduced by putting the supporting structures holding up the cable closer together; however, this requires more supports and increases capital costs. Conversely, the use of ACCC which does not sag appreciably enables the supports to be further apart, saving capital and construction costs.

Corrosion is another problem for conventional transmission cables. Corrosion damages metals, reducing strength. Salts and forms of air pollution cause and accelerate the corrosion of both aluminum conductors and steel cores. Additionally, the ACCC core is engineered not only to eliminate bi-metallic corrosion, but also not to be brittle or fragile which is a problem with some metal matrix composites proposed as core alternatives.

ACCC cores and cables are coiled around standard reels and handled in production and in the field by workers and linesmen who do not need to be concerned about easily snapping the composite core or shattering it with a sharp blow. When installing it comes off the reel easily and goes through standard pulleys, while being pulled to tension in the normal way.

Advances in new materials bring about change by opening up new design possibilities and potential. The introduction of composites to overhead conductor is no exception and enables the introduction of reserve or emergency capacity on the grid system, the upgrade of existing lines, the elimination of the need for some new line construction, and an easy solution to many problems of terrain and grid aging.

Marketing, Sales and Distribution

Our goal is to produce and supply composite core to the world's cable companies from our production facilities, initially from our California facility with expansion to other locations based upon very large continuing purchases by specific customers.

We anticipate that once the ACCC product is established, our marketing requirements will be fewer and sales of ACCC will usually be made by cable suppliers to customers that know the product and from repeat orders. However we can only achieve this goal by becoming an accepted product: by establishing ACCC. This requires a highly developed marketing approach, a sustained effort and time.

We can summarize our marketing difficulties by assessing our overall situation: we supply a product that is incorporated into a cable that is produced by large established manufacturers and sold, often indirectly, to a transmission or distribution customer that offers a service that is considered dangerous but vital to the economy and society in general. It is therefore usually highly regulated, often by the government itself. The direct customer for cable is often an intermediary engineering or construction company, or agent purchasing for the utility. The overhead cable is often a component in a bid or contract that incorporates many other components and parameters. With some variation depending on specific market, therefore, our marketing efforts require us to target and convince a number of different players each with a different interest: cable manufacturers; grid operators and sometimes their owners; government regulatory authorities of various kinds; engineering and construction companies; sales agents; consumer and citizen groups.

Additionally the utilities market is usually characterized by long project lead times, inertia and conservative thinking and in many countries by a tender process that favors only a reduction in capital expenditure to the complete exclusion of advantages in operation and a reduction of operating cost.

While the addressable market for transmission cable is enormous, it is currently sold to the industry as a commodity item where there is little or no distinction between the products offered from one manufacturer to the next anywhere in the world. As with all commodities, the single most important factor in choosing a product is usually the price and confidence of delivery date.

In marketing ACCC, our challenge is to force the industry to rethink many of the parameters used to design transmission and distribution lines: it is a classic case of thinking outside the usual parameters. To effectively communicate the value proposition of the CTC solution we must speak to and educate various market players regarding the ACCC cable's ability to solve line problems. In this respect, CTC focuses its sales and marketing message on selling solutions instead of simply one component of a solution. This approach is necessary for promoting a dramatically improved product into a mature environment. To help illustrate and quantify this solution-based message, CTC has created a sales and engineering tool, called PLAT, Power Line Analysis Tool, that performs electrical throughput, structural calculations and financial cost benefit analysis on ACCC. This analysis of ACCC, when viewed in terms of cost per delivered kilowatt presents a compelling value proposition under any and all operating conditions.

Additionally, to offset the risk averse, conservative barriers to the adoption of a new cable by the US market, we provide through a third-party insurance company a three-year Original Equipment Manufacturer Warranty (parts and labor) on all ACCC cable products currently produced by CTC and General Cable and sold in the U.S. and Canada covering the repair or replacement of ACCC conductor and connectors, plus a limited labor expense reimbursement. We also provide through the same third-party insurance company the option to extend the warranty period to five, seven or ten years. The program covers our ACCC conductor for the following: (1) sag and creep; (2) wind generated aeolian vibration; (3) composite core failure; (4) breakage; (5) corrosion rust; and (6) unwinding. We believe that the program is an excellent incentive by reducing much of the uncertainty of adopting the new product.

The sales effort required to break through in the market remains a concentrated and sustained marketing of the advantages of ACCC cable to all the market players involved in the decision making process. We also note that the process of sales, if successful, will not be a steady linear growth as sales slowly accumulate. The successful sales graph is more likely to look like a series of steps. Typically, those using bare overhead cable will not commit to large projects until such time as they are already familiar with the product. We expect a number of small sales to a variety of organizations as they wish to become familiar with the product. It is anticipated that this will lead to confidence in the project and to more important commitments. A more important commitment means a larger order.

Until the beginning of this fiscal year, our efforts were concentrated on finalizing the commercial availability of the product and limited marketing primarily in our home market. These efforts culminated, on October 2, 2004, with our entering into a distribution and a purchase agreement with General Cable Industries, Inc., the principal U.S. operating subsidiary of General Cable Corporation through our 100% owned subsidiary CTC Cable Corporation. The purchase agreement opened the way for the manufacturing of the final ACCC cable product and allowed us to offer for sale an ACCC product with familiar branding (see also "Manufacturing" below). The strategy behind the Distribution Agreement was to:

      (i)   launch the ACCC product commercially;

      (ii) give us openings with General Cable's preferred and regular customers in the U.S. and Canada; and

      (iii) provide a certain assurance to the market regarding security of supply since General Cable is one of the largest cable manufacturers and has the capacity to meet anticipated customer demand for the product; and

      (iv) give us a firm basis to ensure that the ACCC cable will be produced when required; and

      (v)   allow us to reduce a number of planned marketing costs; and

      (vi) give further impetus to the marketing efforts already undertaken by raising the profile of our company and products.

Under the Distribution Agreement, General Cable is appointed a non-exclusive distributor for the marketing and sale of all ACCC cable wrapped by General Cable that conforms with applicable industry standards for the U.S. and Canadian markets only. Pursuant to the terms of the agreement, General Cable has agreed, at its expense, to assist CTC in promotional and marketing activities in the U.S. and Canada, coordinate its sales efforts with CTC and establish and maintain a place of business as necessary to provide customer support and marketing coverage in the U.S. and Canada. The agreement grants General Cable a license to use trademarks and trade names used by CTC for the term of the agreement. This agreement terminates on December 31, 2007 and automatically renews from year to year, unless either party gives prior written notice of non-renewal or earlier termination pursuant to the terms of the agreement. General Cable has the right to terminate the agreement at any time without cause upon 90-day prior written notice. General Cable or CTC may terminate the agreement upon uncured breach by the other party or in the event General Cable is unable to supply products or we are unable to accept delivery of products due to causes beyond our or General Cable's control. The agreement automatically terminates in the event of either party's bankruptcy or insolvency, or if performance is impossible or commercially impracticable.

The signature of the Distribution Agreement and the subsequent launch of the General Cable ACCC product under the name TransPowr and the activation of its sales force at the beginning of the 2005 calendar year heralded the full commercial availability of the product and opened up a much larger market of transmission operators. Our efforts were then turned to initial sales with two initial successes among the largest U.S. utility companies.

The PacifiCorp project representing approximately 24 linear miles was recently installed in Salt Lake City, Utah, and is expected to be energized during December, 2005. The American Electric Power installation, which comprises approximately 50 linear miles in San Antonio, Texas, is also expected to be completed during December, 2005. Timely deployment of these lines was delayed by approximately ninety days as all available line crews were called to aid in the rebuilding the gulf states infrastructure damaged during hurricane Katrina, however, these projects represent the first major commercial installations of ACCC and they will be monitored closely by industry. In this respect, San Antonio project was chosen as an important marketing event on December 6-7, 2005, to which many potential purchasers who have expressed serious interest in ACCC for specific line projects. Those attending were able to experience first hand the ease and speed of stringing the cable, as well as the use of the new connecting hardware dead ends and splices. The project has underlined the confidence of one of the largest U.S. transmission grid operators in ACCC cable.

Our immediate goals are to increase the number of such sales and increase the number of companies that are trying out the cable and to prepare ourselves for orders of significant size that we believe will now be forthcoming. We anticipate the success of the American Electric Power event will give confidence to our efforts. In the U.S. and Canada, this continuing sales effort is closely coordinated with General Cable and together we have put together an extensive list of customers and their requirements. We are pursuing these opportunities and expect positive results to follow.

We believe that during the past year we have made considerable progress towards our goal in our home market. This is especially important in the international markets since the first reaction of such markets is usually to look at how we are doing at home.

In the process of working towards our goal, the significance of the PacificCorp and American Electric Power orders is not the size or monetary value. We believe that they represent an alignment of interests around the choice of ACCC as a viable novel cable design and indicate a significant level of new confidence in the product.

Manufacturing

We produce the composite core component of the ACCC cable through a 100% owned subsidiary, CTC Cable Corporation, for sale to cable manufacturers that wrap and distribute the finished cable in their particular markets. In addition, we also produce parts for and license the production of the special hardware accessories required to hang ACCC cable and ensure that the hardware supply will match cable sales requirements.

The manufacture of the core uses a proprietary continuous process for manufacturing composites that have a consistent cross-sectional shape or "profile." This process allows numerous glass and carbon filaments to be pre-tensioned, impregnated with high performance resin systems, and then rapidly cured as the product emerges through a heated die. The shape of the dies dictates the core configuration and different designs are utilized for different cable sizes. The proprietary resin formulations we use are highly resistant to temperature, impact, tensile and bending stresses, as well as to the harsh environmental conditions encountered in the field. The product is also designed to have a long life and a resistance to high energy electrical fields.

At present the manufacture of the core is carried out at our facilities in Irvine, California. Although conceptual plans are underway to transfer production to a separate facility when the order volume reaches a critical mass, no such production facility has been identified. We have the ability to manufacture using subcontractors if required. We have formulated plans to increase capacity ahead of commercial orders to manufacture our product to meet delivery times. We currently lease our machinery and have lease line financing in place to address further requirements.

We deliver the ACCC core to cable manufacturers for wrapping or stranding with aluminum. We ship the core on round reels that are received at the cable stranding facility in much the same way as traditional steel wire cores. We deliver the core in standard lengths. The cable manufacturers then strand or wrap the core with fully annealed aluminum wires that have been drawn into trapezoidal shapes.

In North America and Canada, General Cable Industries, Inc., the principal U.S. operating subsidiary of General Cable Corporation is our current exclusive manufacturer of ACCC cable in accordance with the terms of a Purchase Agreement signed on October 2, 2004. General Cable is an important manufacturer in the utility cable industry. The Purchase Agreement grants General Cable exclusive rights to wrap, or apply aluminum strand around our ACCC composite core to manufacture ACCC conductor cable for installation and operation in the U.S. and Canada. The agreement expires on December 31, 2007, but can be terminated earlier in the event General Cable is unable to supply products or we are unable to accept delivery of products due to causes beyond our or General Cable's control. Pursuant to the terms of this agreement, we have agreed to purchase articles, materials, services or equipment from General Cable for the manufacture of ACCC conductor cable at prices no higher than prices that General Cable would provide to its best commercial customer, subject to General Cable's right to modify prices upon material increases in any of General Cable's raw material costs. General Cable has agreed to certify that its materials, equipment and services covered by the purchase orders comply with the utility cable industry standard specifications and manufacturing processes work as well as our specifications. General Cable also warrants for a time period of 12 months after installation, excluding all other warranties, that the wrapped products sold under the purchase orders will meet government approved specifications in the U.S. or Canada and will comply with our written specifications and standards. This warranty is not effective more than 20 months from the date of our invoice covering the products. General Cable's liability is limited to replacement of any wire or cable that does not substantially meet the manufacturing specifications or fails during normal use within one year from the date of installation if such failure was caused by defects in material or workmanship at time of shipment. Our liability is limited to replacement of products within the warranty period that are defective due to failure of the core to meet applicable specifications or failure to perform as part of a finished product. This warranty is supplemented in the U.S. and Canada by a 3-year Original Equipment Manufacturer Warranty, extendable up to 10-years, as described in "Marketing, Sales and Distribution" above.

Raw Materials

The principal raw materials in the production of the ACCC core are glass and carbon fibers, combined with specific polymer resins. Our cable manufacturers use aluminum rod materials usual in the production of bare overhead cable. Accessories require primarily high grade aluminum tube and special steel alloys. The prices for these raw materials are subject to market variations. We can acquire glass and resins from several sources. The preferred supplier for carbon is Toray Industries; however, to ensure an uninterrupted supply of carbon, we are attempting to qualify alternative suppliers' carbon material in our production path. If the supply of a key or single-sourced material to us were to be delayed or curtailed, our ability to produce or ship related products in desired quantities and in a timely manner could be adversely affected. Our business could also be adversely affected depending on the time required to obtain sufficient quantities from the original source, or to identify and obtain sufficient quantities from an alternative source.

We currently have sufficient capacity with our existing machinery to handle our anticipated production needs for the next year. We are providing for additional process developments to improve our production efficiency.

Intellectual Property

We are aggressively pursuing patent protection for all aspects of our composite materials, products, and processing.

We currently have 15 patent applications pending, including nine PCT international applications, five U.S. utility applications, and one U.S. provisional application. In addition, we have over 70 national phase applications in various countries corresponding to PCT application PCT/US03/12520 titled, "Aluminum Conductor Composite Core Reinforced Cable and Method of Manufacture,". These patent applications cover subjects including composite materials as applied to electrical transmission conductors and related structural apparatus and accessories, manufacturing processing techniques, cross sectional composite core designs for electrical transmission cables and methods and designs for splicing composite core reinforced cables. We plan to continue filing and supplementing these patent applications with new information as it is developed. If the patent applications issue, we expect that patent terms will end within the period of 2022 to 2024, depending on the filing dates of each of the applications. Two patents related to methods and designs for splicing composite core reinforced cables have been allowed and are awaiting issuance. The duration of coverage with respect to these patents extends through August 2024, the date corresponding to the later filed application.

We currently have license rights from an entity by the name of GIFT Technologies, LP, the assignee of W. Brandt Goldsworthy & Associates, Inc., that granted us the exclusive rights to any patent claims ultimately granted by the United States Patent and Trademark Office and foreign jurisdictions covering our ACCC products. The License Agreement further provides a broader non-exclusive license for any other pultruded composite core electrical cable designs characterized as CRAC-1. To date, no patents associated with this technology have issued. The license extends for the life of any patents that issue as a result of the applications in question.

Based on available information and after prior art searches by our patent strategists, we believe that the pending patent applications provide the basis for us to, over time, be issued a number of separate and distinct patents. If we are successful in being granted patent protection consistent with the disclosures in these applications, we anticipate that we could have a dominant position in the field of composite-based electrical conductors.

Market

The bare overhead cable market is an international market. The Company divides this market into eight different segments: U.S. and Canada; Central and South America; Europe, Middle East and Africa; Russia and Central Asia; India; China; Japan, Korea, Southeast Asia; and Australasia. Our home market is the U.S. and Canada.

The report of the U.S. Department of Energy some years ago noted that much of the U.S. electrical transmission and distribution infrastructure was rapidly becoming incapable of meeting the demands of the modern economy, is indicative of the situation in a number of countries of the world. Stemming from the increasing demand for the consumption of electricity, which in the US alone has more than doubled over the last 10 years and the lack of reinvestment into an aging existing grid which is in need of replacement, the entire transmission system is prone to failure.

In the United States, energy consumption continues to grow year over year. According to the Energy Information Administration's "Short-Term Energy Outlook" (September 2005), annual electricity demand will increase 2.5% in 2005 and 1.9% in 2006. This demand will require increased investment in the transmission and distribution infrastructure to maintain current levels of transmission reliability. According to the Edison Electric Institute bulletin entitled, "Meeting U.S. Transmission Needs" (July 2005), investment in transmission has averaged $3.6 billion per year over the last 10 years, and in 2003 through 2004, increased to $5 billion per year. Based on information published by North American Electric Reliability Council (NERC) in the Electric Supply and Demand (ES&D) database, total investment in planned transmission projects are expected to range from $500 million to $2 billion per annum for the next five years.

Outside of the United States, the energy consumption growth rate far outpaces U.S. growth. According to the U.S. DOE, Energy Information Agency's "International Energy Outlook 2001", consumption in the developing world was projected to grow 60% by 2010. The majority of this growth will consist of entirely new systems with correspondingly high capital requirements for new line construction. Expenditures for new line construction may exceed 10 times that of the expected annual U.S. expenditure. Our goal is to penetrate the portion of the market that most requires a solution to an overloaded transmission and distribution grid system.

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

The currently available data projections for the size of the market for bare overhead conductor are conflicting; with different sources assigning widely different figures to the overall market size and to the markets for different countries. This is probably due to the fact that analysts can easily confirm the present size of the grid and its required expansion but cannot adequately factor in two important considerations. The first of these is that it is often unclear how much of the existing grid must be replaced and how quickly. This information is often confidential and in all cases sensitive with its combination of considerations of safety, ecology and commercial impact. The second is that while new capacity is required on the grid it is often assumed that this will necessitate new lines. These are far from easy to arrange. Obtaining rights of way and permissions sometimes takes years and is of uncertain outcome.

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

The market is characterized by long purchasing lead times due to the necessity of planning large infrastructure projects often many years in advance. In addition most organizations operating in accordance with strict budgeting requirements that make it imperative that planned purchases are put into the budget at least a year in advance.

Competition

The primary competing product to our ACCC in North America and in most parts of the world is still traditional ACSR, based upon a hundred year old technology. We believe that ACSR cannot satisfy a number of requirements facing the modern grid and distribution operator. Awareness of this issue has resulted in a number of companies with various alternative products coming forward. These may be summarized as follows:

      o Certain cable manufacturers already produce variations of Aluminum Conductor Strength Steel, ACSS, that are widely used in Europe and to some extent on new lines in the U.S. This aluminum conductor is reinforced with higher strength steel alloys in the core that allow the use of trapezoidal shaped wires and can operate at higher temperatures. When compared with equivalent diameter ACSR cables or ACCC cables, the trapezoidal ACSS cable is heavier and thus may require higher tensioning, potentially resulting in required tower modifications. Variations of ACSS also exist in the shape of the aluminum stranding with both trapezoidal and "Z" shaped cables offering less wind noise than traditional ACSR.

      o     In Europe and other parts of the world an All Aluminium Conductor
            (AAC) is now being sold. The design philosophy is to eliminate the separate core by making the entire cable from aluminum and to use alloying elements to strengthen the aluminum. Much of the development work on these conductors has been to achieve the optimum alloy that combines maximum strength without significantly sacrificing the conductive properties and lightness of the aluminum. The cable is still very soft and prone to sag with heat and therefore must have shorter spans between support structures. In addition there are residual problems with the conductor's ability to recover from thermal sag.

      o 3M Company has developed Aluminum Conductor Composite Reinforced, or ACCR, a conductor with a core composed of aluminum-zirconium metal and Nextel ceramic fiber matrix composite wires with diameters ranging from 0.073 inches, or 1.9 mm, to 0.114 inches, or 2.9 mm, that appears to be wrapped in a thin adhesive backed metal foil, that is surrounded by conductive aluminum-zirconium alloy wires. 3M claims that their ACCR has increased ampacity over ACSR by 1.5 to 3 times at very high temperatures. Its price is reported to be seven to ten times higher than ACSR. 3M Company literature also indicates that some modifications from the ACSR-norm in handling and installation procedures may be required since the ACCR core is reportedly brittle and may snap or shatter if handled incorrectly or bent too much. 3M literature also notes that the conductivity of the aluminum-zirconium alloy is lower than the aluminum in conventional ACSR. 3M claims to have made commercial sales of the product.

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

      o A multi-sectioned cable known as the GAP cable has been introduced by Sumitomo. This conductor has been used by a number of companies internationally and has reportedly experienced mixed results in various applications. In particular it is noted that when fitting the conductor it must be first hung without significant tension to `relax' the cable. Installation is difficult and expensive with more frequent, costly terminations of the conductor required. The GAP cable design has not been accepted throughout the utility industry as a standard, cost-effective replacement for existing cables. We believe that those companies using the GAP cable are actively seeking an alternative. Our belief is based on our discussions with EVE Transmission who developed the GAP design for the U.K. market and who has been unable to gain market acceptance beyond a demonstration site. We also believe that significant structural strengthening of towers is required for its use.

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

With the exception of ACSS, none of the above products is established in the market. The majority have been available for some years and have failed to gain widespread acceptance. We believe our ACCC product is superior to the ACSR, ACSS, AAC, and ACCR products that are the most often cited as competition in that it allows greater ampacity, or electricity throughput on identically sized lines and has the least thermal sag of any reported commercial cable. Our ACCC product allows for the deployment of fewer electrical towers per mile of cable installed, due to its minimal sag properties at high temperature.

We believe ACCC has two disadvantages compared to our competition. First, our ACCC cable is a new product that incorporates technology that, while proven in other industrial applications, has not been proven in the utility markets. The ACSR product we anticipate replacing has been in existence for 100 years, is familiar with utility management and utility engineers and is proven to work in real world conditions. Our product does not have this legacy in the utility markets. Second, our product is more expensive than the ACSR cable for the same sized cable when analyzed by the foot or meter. While we believe that installation of our product will result in capital cost savings of the project and increased efficiency of electrical transmission that will offset the higher cost per foot of cable, we may have difficulty in convincing the purchasers of the cable of this contention.

The term composite covers a wide variety of materials from concrete to metal matrix composites, through carbon fiber and fiberglass. We are not the first entity to attempt to develop a composite core for a transmission cable, and cannot protect all conceivable composite cores by our patent applications. However, we are actively pursuing an aggressive intellectual property strategy on our ACCC product and related hardware.

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

A majority of the international markets require government or type registration approvals from leading companies or public or semi-private bodies or associations. Much of the test and trial data can be used to advance this process, however it is typical for certain tests to be resubmitted or carried out in the presence of their officials. Certain markets also require the cable manufacturers to be audited and production methods and raw material supplies approved.

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

We spent $5,383,787, $3,258,055 and $3,243,475 on research and development activities in fiscal years 2005, 2004, and 2003 respectively.

Geographic Data

The U.S. represents our primary geographic marketplace. Approximately 97% of our net sales in 2005 came from sales to customers inside the U.S. Final assembly of our products is conducted by General Cable in La Malbaie, Quebec, Canada and the manufacturer of the ACCC core used in our ACCC cable product is performed in our facility in Irvine, California.

Employees

As of November 15, 2005, we had 53 full time employees and used the services of 6 consultants on a regular basis for a variety of tasks and responsibilities. Additional consultants are employed as required for specific tasks. None of our employees are currently represented by a labor organization.

Available Information

We file reports with the Securities and Exchange Commission (SEC), which we make available on our website at www.compositetechcorp.com free of charge. These reports include annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports, each of which is provided on our website as soon as reasonably practicable after we electronically file such materials with or furnish them to the SEC. You can also read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us. The contents of these websites are not incorporated into this filing. Further, our reference to these websites is intended to be inactive textual reference only.

RISK FACTORS

Bankruptcy Related

Our plan of reorganization may not be successfully consummated.

Our future results are dependent upon successfully implementing our plan of reorganization. We filed our plan of reorganization and disclosure statement on May 5, 2005. It was confirmed October 31, 2005. Consummation of the plan requires fulfilling a number of conditions, including the issuance of stock. There can be no assurance that any or all of the conditions in the plan will be met (or waived) or that the other conditions to consummation of the plan, if any, will be satisfied. If a plan is not timely consummated, the value of our enterprise could erode to the detriment of all stockholders.

Our Title 11 proceedings may result in a negative public perception of us that may adversely affect our relationships with customers, business, results of operations and financial condition.

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

Our Title 11 filings ostensibly triggered defaults or termination events on substantially all of our debt and lease obligations, and contractual obligations.

Before our Title 11 filing, many of our contracts and debt obligations contained provisions that state that the contracts terminated or that we were in default if we filed for bankruptcy. We believe that we have addressed the issues arising from the bankruptcy termination and default provisions in our material agreements and obligations through the bankruptcy process itself, by obtaining waivers from affected parties and by negotiating amendments. However, parties with which we have business relationships may seek financial premiums from us when doing business with us in the future.

Risks Related To Our Business

Our limited history of operations makes evaluation of our business and future growth prospects difficult.

Since our reorganization in 2001, we have had a limited operating history in a market unused to using new technologies. We began selling our ACCC cable and entered into our first commercial agreement in 2003. Our technology is a relatively new advance for the electrical utility industry technology and has not yet achieved widespread adoption. We do not have enough experience in selling our products at a level consistent with broad market acceptance and do not know whether we can do so and generate a profit. Our lack of history means that our track record is of limited use in evaluating our prospects and chance of future success.

We expect future losses: we may never achieve profitability.

Prior to acquiring Transmission Technology Corporation, or TTC, in November 2001, we were a shell corporation that had no operating history, revenues from operations, or assets since December 31, 1989. We may experience significant quarterly and annual losses for the foreseeable future. We may not ever become profitable. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. We expect the need to significantly increase our general administrative, product prototype and equipment prototype production expenses, as necessary. As a result, we will need to generate significant revenues to achieve and maintain profitability.

We have identified material weaknesses in internal controls over financial reporting.

We have received an adverse opinion on the effectiveness of our internal control over financial reporting because of material weaknesses identified in management's assessment of the effectiveness of such controls as of September 30, 2005. These material weaknesses, if not remediated, create increased risk of misstatement of our financial results, which, if material, may require future restatement thereof. We may determine that other material weaknesses exist that have not yet been identified, as described under "Item 9A. Controls and Procedures." In addition, a failure to implement improved internal controls, or difficulties encountered in their implementation, could cause future delays in our reporting obligations and could have a negative effect on us and the trading price of our common stock. See "Item 9A Controls and Procedures," for more information on our internal controls.

Our independent auditors have issued a qualified report with respect to our ability to continue as a going concern.

Our accountants have issued a report relating to our audited financial statements which contains a qualification with respect to our ability to continue as a going concern because, among other things, our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future or to obtain the necessary financing to meet our obligations and repay our liabilities from normal business operations when they come due. There is no guarantee that ACCC will be accepted or provide a marketable advantage, and therefore, no guarantee that the commercialization of our product will ever make us be sufficient to sustain our business.

For the twelve months ended September 30, 2005, we had a net loss of $40,163,407 and negative cash flows from operations of $2,439,151. For the fiscal year ended September 30, 2004, we had a net loss of $14,687,875 and negative cash flows from operations of $18,735,430. For the fiscal year ended September 30, 2003, we had a net loss of $6,751,252 and negative cash flows from operations of $2,022,935.

As of September 30, 2005, our accumulated deficit was $66,602,763.

Difficulties we have experienced in collecting accounts receivable could harm our business and result in higher losses than anticipated.

In our 2004 fiscal year we recorded a $2.5 million receivable from Global American Energy for work carried out between March 31, 2003 and September 30, 2004. The initial payment from Global American Energy was returned for insufficient funds. In March 2005, we agreed to an extended payment plan whereby Global American Energy would pay $250,000 by April 30, 2005, $250,000 by May 31, 2005, $250,000 by June 30, 2005 and the remaining $1,750,000 by July 31, 2005.
The check for the initial payment under this schedule was deposited on April 29, 2005 and returned as insufficient funds on May 9, 2005. As of November 15, 2005, no additional payments have been received. As such, we have recorded an allowance for uncollectible accounts in the amount of $2,500,000. There are no assurances that we will not have similar issues surrounding payment for our services from future customers. Consequently, we may have to maintain significant allowances for uncollectible or doubtful accounts. If we fail to realize revenue from our accounts receivable or we do not recognize that revenue on our anticipated timeframe, our operating results in future reporting periods may be materially impacted due to decreased revenue. Failure to collect our accounts receivable may result in higher losses than anticipated and have an adverse impact or our cash flow.

You could lose your investment in our stock if we cannot raise capital when it is needed and therefore must reduce or suspend operations or go out of business.

We anticipate that for an indefinite period of time the sales of our ACCC cable will not be sufficient enough to sustain our operations and that we will continue to incur net losses due to our costs exceeding our revenues. For these reasons, we believe that we will need to raise additional capital until such time, if ever, as we become cash-flow positive. It is highly likely that we will continue to seek to raise money through public or private sales of our securities, debt financing or short-term loans, corporate collaborations or a combination of the foregoing. Our ability to raise additional funds in the public or private markets will be adversely affected if the results of our business operations are not favorable, if any products developed are not well-received or if our stock price or trading volume is low. Additional funding may not be available on favorable terms to us, or at all. To the extent that money is raised through the sale of our securities, the issuance of those securities could result in dilution to our existing stockholders. If we raise money through debt financing, we may be required to secure the financing with all of our business assets, which could be sold or retained by the creditor should we default in our payment obligations. If we cannot sustain our working capital needs with financings or if available financing is prohibitively expensive, we may not be able to complete the commercialization of our products. As a result, we may be required to discontinue our operations without obtaining any value for our products, which could eliminate stockholder equity, or we could be forced to relinquish rights to some or all of our products in return for an amount substantially less than we expended.

If ACCC is not accepted by our potential customers, it is unlikely that we will ever become profitable.

The electrical utility industry has historically used a variety of technologies, including a variety of technologies involving steel cable. Compared to these conventional technologies, our technology is relatively new. The number of companies using our technology is limited. The commercial success of our product will depend upon the widespread adoption of our technology as a preferred method by major utility companies to transmit electricity. In order for our product to gain acceptance, it must meet the technical and cost requirements for electric transmission within the electric utility industry. Market acceptance will depend on many factors, including:

(i) the willingness and ability of customers to adopt new technologies;

(ii) our ability to convince prospective strategic partners and customers that our technology is an attractive alternative to conventional methods used by the electric utility industry;

(iii) our ability to change customers' evaluation of the economics of power line construction, changing their focus from limiting initial capital costs to seeking to reduce overall costs of power transmission; and

(iv) our ability to sell sufficient quantities of our products.

Our product may not gain market acceptance. The failure of utility companies to purchase our products would have a material adverse effect on our business, results of operations and financial condition.

If we fail to effectively manage our growth, our business could be adversely affected.

The transition from a small company focused on research and development to a company with commercial production, marketing, and sales is placing a significant strain on our managerial, operational, and financial resources. Although we rely significantly on the General Cable sales force pursuant to our contracts with General Cable, any failure to manage our sales and growth effectively could have a material adverse effect on our business, results of operations and financial condition. We will need to grow significantly to achieve our plan of operation.

We must protect our proprietary rights to prevent third parties from using our technology or very similar technology; proprietary rights litigation could be time-consuming and expensive.

We need patents and other proprietary rights to maintain the exclusivity of our products and our competitive position. We have filed patent applications in the U.S. and internationally for aspects of our composite materials, products and processes, including aspects of our product other than the core. However, the laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States.

We intend to devote substantial resources to the establishment and protection of patents and other proprietary rights. Nonetheless, there are no assurances that our patent applications will issue or that our patents will block all efforts of competitors to make, use or sell products similar to ours. Our efforts to establish and protect our intellectual property may not prevent unauthorized parties from copying aspects of our technology or obtaining and using information that we regard as proprietary. Claims in our patents may overlap with those in third party patents.

Litigation with competitors could be time-consuming, costly or force us to settle in a manner that we will give up some of the economic value of our products, whether or not the allegations have merit.

Our success will depend partly on our ability to operate without infringing or misappropriating the proprietary rights of others.

Our competitors may assert that their existing U.S. or foreign patents may cover our products and the methods we employ. In addition, because patent applications may not be publicly available and may take many years to issue, there may be currently pending applications of which we are unaware, which may later result in issued patents that our products may infringe. Infringement and other intellectual property claims, with or without merit, can be expensive and time-consuming to litigate and can divert management's attention from our core business.

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

Legal disputes could harm our business.

We have been the subject of, and may from time to time become engaged in, legal disputes such as claims by consultants or other third parties. These disputes could result in monetary damages or other remedies that could adversely impact our financial position or operations. Even if we prevail in disputes, defense efforts may be expensive and time-consuming and may distract our management from operating our business.

We depend on key personnel in a competitive market for skilled employees; failure to attract and retain qualified employees could substantially harm our business.

We rely to a substantial extent on the management, marketing and product development skills of our key employees and consultants, particularly Benton H Wilcoxon, our Chief Executive Officer and Brian Brittsan, our acting Chief Operating Officer. If Mr. Wilcoxon or Mr. Brittsan were unable to provide services to us for whatever reason, our business would be adversely affected. Mr. Wilcoxon has not entered into an employment agreement with the Company. Mr. Brittsan has entered into a consulting agreement. The initial term of such consulting agreement was from January 3, 2005 through June 30, 2005; it is currently a month to month arrangement.

In addition, our ability to develop and market our products and to achieve profitability will depend on our ability to attract and retain highly talented personnel. We face intense competition for personnel from other companies in the electrical utility industry. The loss of the services of our key personnel or the inability to attract and retain the additional, highly-talented employees required for the development and commercialization of our products may significantly delay or prevent the achievement of product development and could have a material adverse effect on our results.

Failures to establish and maintain relationships with strategic partners may harm our business.

We have entered into purchase and distribution agreements with General Cable to manufacture and distribute our ACCC product in the United States and Canada. Our success is dependent upon establishing and maintaining relationships with strategic partners, such as our relationship with General Cable. We face numerous risks in successfully obtaining suitable partners on terms consistent with our business model, including, among others:

(i) the need to undergo a typically lengthy and expensive process of building a relationship with a potential partner before there is any assurance of an agreement with such party;

(ii) the need to persuade cable manufacturers with significant resources to rely on us for critical technology on an ongoing basis rather than trying to develop similar technology internally;

(iii) the need to persuade potential partners to bear retooling costs associated with producing our products; and

(iv) the need to successfully transfer technical know-how to our partners.

Moreover, the success of our business model depends on the acceptance of our products by utility companies that have historically been conservative in their adoption of new products and technologies into their infrastructure. Our products may compete with existing or future cable products also sold by our partners. Our partners are not required to sell our products and they are not prohibited from discounting the prices of competing products below our prices.

Our business could be seriously harmed if:

(i) we cannot obtain suitable partners;

(ii) our partners fail to achieve significant sales of ACCC cable or products incorporating our technology; or

(iii) we otherwise fail to implement our business strategy successfully.

Increases in the cost of raw materials may adversely affect our business.

The principal raw materials we use include glass and carbon fibers, polymer resins and aluminum. The prices for these raw materials are subject to market forces largely beyond our control, such as energy costs, organic chemical feed stocks, market demand, and freight costs. The prices for these raw materials have varied significantly and may vary significantly in the future. We may not be able to adjust our product prices, especially in the short-term, to recover the costs of increases in these raw materials. Our future profitability may be adversely affected to the extent we are unable to pass on higher raw material and energy costs to our customers.

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

As of September 30, 2005, Benton H Wilcoxon, our Chairman of the Board, Chief Executive Officer and Acting Chief Financial Officer, and C. William Arrington, our director, in the aggregate beneficially owned or controlled approximately 31.4% of the outstanding common stock. As a result, these persons have significant influence in determining the outcome of corporate matters submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors and other significant corporate actions. They may also have the power to prevent or cause a change in control. For example, participation at a meeting by approximately 70% of our stockholders would be required to overcome a vote made by these two stockholders. Given the large number of our outstanding shares held in street form, it is often difficult to obtain such a level of participation on non-routine matters. The interests of these stockholders may differ from the interests of the other stockholders. Due to their large voting blocks, other stockholders may have a limited ability to change our management and affairs.

We anticipate experiencing customer concentration, which would expose us to the risks that affect our material customers.

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

We are pursuing international business opportunities, including in China, Mexico, Brazil, Europe, the Middle East, far eastern countries and Africa. As to international business in the Middle East, our current target markets include Saudi Arabia, Qatar, United Arab Emirates, Oman, Iraq, Afghanistan and Jordan. Currently, Iraq and Afghanistan are particularly susceptible to political instability. In Africa we are actively pursuing South Africa and Kenya as well as engaging in discussions with engineering companies that bid on trans-African projects. To date, we have not engaged in any transactions on these countries except for the purchases from Jiangsu Far East Group in China consisting of a sale of 2 km of ATCC shipped in June, 2005 and an order for 30 km of ACCC contingent upon testing of the 2 km order. Except for these purchases, our business model has been implemented only in the United States and Canada where we produce the ACCC core for delivery to General Cable under a manufacturing agreement. Expansion internationally will depend on our adaptation of our business model to international markets, which may be costly and time consuming. Risks inherent in international operations in general include:

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

Compliance with environmental regulations may increase our operating costs, which could adversely affect the commercialization of our technology.

Our intended operations are subject to various federal, state, and local laws and regulations relating to the protection of the environment. These environmental laws and regulations, which have become increasingly stringent, are implemented principally by the Environmental Protection Agency and comparable state agencies, and govern the management of hazardous wastes, the discharge of pollutants into the air and into surface and underground waters, and the manufacture and disposal of hazardous substances. There are no material environmental claims currently pending or, to our knowledge, threatened against us. In addition, we believe we can implement our planned operations in compliance with the current laws and regulations. We estimate that any expenses incurred in maintaining compliance with current laws and regulations will not have a material effect on our earnings or capital expenditures. However, current regulatory requirements may change, currently unforeseen environmental incidents may occur, or past non-compliance with environmental laws may be discovered. There are no assurances that we will be able to comply with environmental laws in a cost-effective manner.

Changes in industry standards and regulatory requirements may adversely affect our business.

As a manufacturer and distributor of wire and cable products we are subject to a number of industry standard-setting authorities, including the Institute of Electrical and Electronic Engineers, the European based International Council on Large Electric Systems, the American Society of Testing and Materials and the Canadian Standards Association. In addition, many of our products may become subject to the requirements of federal, state and local or foreign regulatory authorities. Legislative bills and regulatory rulings in the energy and telecommunications sectors could affect our markets. In the event that our customers are adversely affected by regulation or that we are unable to meet standards when adopted, our business could be adversely affected. It is not possible at this time to predict the impact that such legislation or regulation, or changes in industry standards that may be adopted in the future, could have on our financial results, cash flows or financial position.

Competition from other companies in the electrical utility industry could render our products obsolete or substantially limit the volume of products that we sell, limiting our ability to achieve profitability.

The market in which we compete is intensely competitive. Our competitors include makers of traditional bare overhead wire and other companies with developmental-stage products that may be marketing or developing products that compete with our products or would compete with them if developed. Unique technological advances may be achieved by our competition, some of which may have better capital resources. Competition may render our technologies and products obsolete. We believe our competitors will continue to improve the design and performance of their products and to introduce new products with competitive price and performance characteristics. We expect that we will be required to continue to invest in product development, productivity improvements and customer service and support in order to compete in our markets. Competitors could develop more efficient products or undertake more aggressive and costly marketing campaigns than us, which could have a material adverse effect on our business, results of operations or financial condition. In addition, as we introduce new products, we will compete directly with a greater number of companies. If we fail to compete successfully, our ability to achieve profitability may not be possible or sustainable.

Risks Related To Our Securities

There is currently a limited trading market for our common stock, so you may be unable to liquidate your shares if you need money.

Our common stock is traded in the OTC market through the OTC Bulletin Board. There is currently a limited trading market for the common stock. Trading of securities on the OTC Bulletin Board is generally limited and is effected on a less regular basis than that effected on other exchanges or quotation systems, such as the NASDAQ Stock Market. Accordingly, investors who own or purchase common stock will find that the liquidity or transferability of the common stock and their ability to sell our securities in the secondary market is limited. Additionally, a stockholder may find it more difficult to dispose of, or obtain accurate quotations as to the market value, of common stock. This lack of liquidity may also make it more difficult for us to raise capital in the future.

The application of the penny stock rules could adversely affect the market price of our common stock.

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

(iv) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and

(v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices, and with consequent investor losses.

The price of our common stock is volatile, which could affect our ability to raise capital in the future or make it difficult for investors to sell their shares.

The market price of our common stock may be subject to significant fluctuations in response to factors including our operating results, announcements of new products or market expansions by us or our competitors, changes in general conditions in the economy, the financial markets, the electrical power transmission and distribution industry, or other developments and activities affecting us, our customers, or our competitors, some of which may be unrelated to our performance. The sale or attempted sale of a large amount of common stock into the market may also have a significant impact on the trading price of common stock. During the 2005 fiscal year, the closing bid prices for our common stock fluctuated from a high of $6.24 to a low of $0.45. Fluctuations in the trading price or liquidity of our common stock may adversely affect our ability to raise capital through future equity financings.

Other companies that have faced volatility in the market price of their securities have seen securities class action litigation. If a securities class action suit is filed against us, we would incur substantial legal fees. Litigation would also divert resources and management attention.

We do not anticipate paying dividends in the foreseeable future, which may reduce your ability to obtain a return on an investment in our common stock.

We plan to use all of our earnings, to the extent we have earnings, to fund our operations. We have not paid dividends on the common stock and do not anticipate paying such dividends in the foreseeable future. We cannot guarantee that we will, at any time, generate sufficient surplus cash that would be available for distribution as a dividend to the holders of our common stock. Therefore, any return on your investment would derive from an increase in the price of our stock, which may not occur.

The past issuance of shares under our 2002 non-qualified stock compensation plan may have violated federal and state securities laws, and may result in liability to subsequent purchasers of these shares.

Between March 18, 2003 and February 4, 2004 we issued common stock and options representing 1,504,780 shares of common stock to nine employees and consultants in satisfaction of bona fide services rendered and valued at an aggregate amount of $880,266 pursuant to our 2002 Non-Qualified Stock Compensation Plan. Although we believed that we and our counsel had filed the appropriate registration statement on Form S-8, it came to our attention in February, 2004 in connection with the preparation of a registration statement that an appropriate Form S-8 had not been filed. We subsequently filed the registration statement on Form S-8. However, we still have not eliminated the risk relating to the possible lack of exemptions from registration or qualification under federal and state securities laws for the shares issued before the filing. As a result, we may be subject to contingent liabilities from these investors, as well as subsequent purchasers of the shares directly and indirectly issued. These liabilities may include an obligation to make a rescission offer to the holders of these shares and options. If rescission is required and accepted, we could be required to make payments to the holders of these shares and options. In addition, federal securities laws do not expressly provide that a rescission offer will terminate a purchaser's right to rescind a sale of stock that was not registered as required. If rescission is required, and any or all of the offerees reject the rescission offer, we may continue to be liable under federal and state securities laws.

You may suffer substantial dilution if outstanding options and warrants are exercised or convertible debentures are converted into shares.

Depending upon the current price of our stock, the exercise price or conversion price of outstanding options, warrants and convertible debentures may be less than the current market price for our common shares. As of December 13 2005, 6,988,708 common shares are issuable upon exercise of all outstanding options, warrants and conversion of convertible debentures for less than the December 12, 2005 market price of $1.38 per share. In the event of the exercise of these securities, a shareholder could suffer substantial dilution of his or her investment in terms of the percentage ownership in the Company as well as the book value of the common shares held. Full exercise and conversion of these below market shares would result in us receiving cash proceeds of $5,444,468 and would increase the outstanding common shares by 5.4% to approximately 136,459,406 shares.

Our future revenue is unpredictable and could cause our operating results to fluctuate significantly from quarter to quarter.

Our quarterly revenue and operating results are difficult to predict and may fluctuate significantly from quarter to quarter. We have not had any substantial ACCC product revenues to date. Since our revenues may fluctuate and are difficult to predict, and our expenses are largely independent of revenues in any particular period, it is difficult for us to accurately forecast revenues and profitability.

Our business is subject to a variety of additional risks that could have a material adverse effect on operating results.

Our business is subject to a variety of additional risks that could materially adversely affect quarterly and annual operating results, including but not limited to:

(i) potential lengthy lead times that may lead to significant delays in sales and adversely affect cash flow, for example due to the implementation of new lines or the reconductoring of existing lines;

(ii) announcements or introductions of new technologies or products by us or our competitors;

(iii) delays or problems in the introduction or performance of enhancements or of future generations of our technology;

(iv) failures or problems in our utility cable product, particularly during the early stages of the introduction of the product;

(v) delays in the adoption of new industry standards or changes in market perception of the value of new or existing standards;

(vi) market-related issues, including lower ACCC Cable demand brought on by excess cable inventory and lower average selling prices for ACCC cable as a result of market surpluses; and

(vii) general economic trends and other factors.

ITEM 2 - PROPERTIES

We do not own any real estate. On January 1, 2004 we commenced leasing a combination manufacturing and office facility in Irvine, California with approximately 105,120 square feet, including 21,180 square feet in the office area with the remaining 83,940 manufacturing, storage and other areas. The lease is for seven years with rent starting at $73,584 per month for the first year with each monthly rent increasing each subsequent January 1 by $3,154 per month.

ITEM 3 - LEGAL PROCEEDINGS

Below we describe the legal proceedings we are currently involved in or resolved during the fourth quarter of the fiscal year ended September 30, 2005 through the date we prepared this report:

From time to time we become party to legal proceedings and claims in the ordinary course of business. We do not believe that the outcome of any of these claims will have a material adverse effect on our consolidated financial position, results of operations or cash flow.

See Item 1 above for Bankruptcy related legal proceedings.

Composite Technology Corporation v. Acquvest (OCSC Case No. 03 CC 12640):

On October 16, 2003, CTC filed suit against Acquvest, Inc., Paul Koch, Victoria Koch, Patricia Manolis, and Michael Tarbox in Orange County Superior Court. CTC alleges causes of action for declaratory relief, breach of contract, fraudulent inducement, rescission and economic duress arising out of certain subscription and related agreements among the Company and the defendants. In connection with such agreements, CTC issued to Acquvest, Inc. and Patricia Manolis, in April 2003 and September 2003, a total of 150,000 units for a total purchase price of $375,000. Each unit consists of 10 shares of unregistered, restricted common stock and 10 Series I warrants to purchase one share of unregistered, restricted common stock. Each Series I warrant entitles the holder to purchase a share of common stock at $0.50 per share and expires on March 30, 2005. The agreements provide for the issuance of up to an additional 550,000 of such units for the same purchase price of $2.50 per unit, subject to certain conditions, and registration of share issuances under the Securities Act of 1933. The additional units have not been issued and the additional purchase consideration has not been paid. The parties disagree as to their respective rights and obligations with respect to the original issuances and such additional units. 10,000 units were also issued to Paul Koch for services in connection with such agreements, and a dispute has arisen as to his entitlement to those and additional units and warrants in connection with the agreements. CTC is seeking actual damages, punitive damages, statutory costs, attorneys' fees and injunctive relief against the defendants. CTC also seeks rescission of the pertinent agreements based on numerous grounds, including fraudulent inducement. By a letter to CTC's counsel dated September 8, 2004, Acquvest stated that it was waiving the contractual conditions to its purchase of an additional 400,000 units under its subscription agreement and was tendering $1,000,000, which was available on deposit, to CTC as payment for the units. Acquvest, Koch, and Manolis filed a Cross-Complaint on September 16, 2004, which they amended per stipulation on December 17, 2004. On April 14, 2005, CTC was served with notice that the Court granted defendants and cross-complainants' application for Writs of Attachment allowing for the attachment of CTC's assets totaling $2.55 million. The Court had denied two prior applications by defendants and cross-complainants for Writs of Attachment. CTC immediately filed a Notice of Appeal on April 14, 2005 and an Emergency Writ on April 18, 2005 with the California Courts of Appeal to challenge the Court's decision to grant the Writs of Attachment and to stay the Writs of Attachment. Additionally, CTC is working to arrange to post the bond to stay attachment of the entire amount subject to the Writs of Attachment. CTC believes that the Court committed reversible error by granting the Writs of Attachment and intend to vigorously seek to reversal of the order. Trial date was set for May 9, 2005, but was vacated as a result of the bankruptcy filing. The bankruptcy court has ordered that the trial be re-set in Orange County Superior Court. On October 31, 2005, CTC agreed to a complete settlement of the claims of Acquvest, Inc., Paul
R. Koch, Victoria Koch and Patricia Manolis (the "Acquvest Parties"). CTC agreed to transfer 6.5 million shares (the "Settlement Shares") to settle all of the Acquvest Parties claims. There is an existing dispute over one of the settlement terms. CTC contends that an additional term of the settlement was that the Acquvest Parties would be responsibility for settling any claims of Michael Tarbox against CTC. An evidentiary hearing on this issue is set for December 22, 2005 in the bankruptcy court. One half of the Settlement Shares were transferred to the Acquvest Parties on delivery with the remaining shares being released 45 days thereafter. As of September 30, 2005, the Company recorded an accrual under SFAS 5 for $12,675,000 representing the shares to be issued in the settlement valued at $1.95 per share, the market price on the date immediately prior to the settlement date.

Ascendiant Capital Group, LLC v. Composite Technology Corporation (JAMS Arb. No. 1200034701 and OCSC Case Nos. 03CC13314 & 03CC13531):

On November 4, 2003, Ascendiant Capital Group LLC, Mark Bergendahl, and Bradley Wilhite ("Plaintiffs") filed suit in Orange County Superior Court alleging causes of action against CTC and its CEO, Benton Wilcoxon, personally ("Defendants") for breach of contract, specific performance, fraud and deceit, negligent misrepresentations, breach of covenant of good faith and fair dealing, and declaratory relief arising out of a business advisory and consulting agreement (the "Agreement") allegedly executed between CTC and Ascendiant. CTC denies the material allegations and, on November 10, 2003, CTC filed a case in Orange County Superior Court against Plaintiffs alleging causes of action for declaratory relief, breach of contract, fraudulent inducement, and economic coercion arising out of the Agreement as well as various unrelated business agreements between Plaintiffs and Wilcoxon. CTC is seeking actual damages, punitive damages, statutory costs, attorneys' fees and injunctive relief against Plaintiffs. The principal parties are Ascendiant, Bergendahl, Wilhite, CTC and Wilcoxon. On November 24, 2003, the court entered an order consolidating the cases. On January 15, 2004, the parties agreed to submit all claims and cross-claims arising out of the Agreement to binding arbitration before the Honorable Robert Thomas Ret. at JAMS - Orange County. The remaining claims and cross-claims not arising out of the Agreement are pending before the Honorable Kazuharu Makino of Orange County Superior Court. On May 28, 2004, CTC's demurrers to Plaintiffs' causes of action in the arbitration for specific performance, negligent misrepresentation and breach of covenant of good faith and fair dealing were sustained, with leave to amend, as well as CTC's motion to strike Plaintiff's claims for punitive damages. Plaintiffs subsequently filed an amended complaint. Judge Thomas has reserved ruling on Plaintiffs' demurrers and motion to strike in the arbitration pending the outcome of the ruling on Plaintiffs' demurrers and motions to strike filed with respect to CTC's cross-claim pending in the superior court. An order has issued in the Orange County Superior Court action exempting this case from various pre-trial deadlines and noting that he expects that the case will not proceed to trial within 24 months of the date of filing. On February 22, 2005, CTC and Wilcoxon filed a Demurrer to Plaintiffs' causes of action for breach of contract and alter ego liability. The court overruled the Demurrer on April 1, 2005 and set Trial in the State court action for November 7, 2005. The arbitration commenced on February 9, 2005. Prior to completion of the arbitration, a settlement was reached on or about August 10, 2005 to resolve all claims by the parties. CTC agreed to pay $200,000 and issue 650,000 shares of common stock as part of the settlement. The Motion to Approve the Ascendiant Settlement was granted by the bankruptcy court on October 10, 2005. The Company recorded an accrual as of September 30, 2005 of $1,396,000 representing the $200,000 cash and $1,196,000 for the value of the stock, representing the market value of $1.84 per share on the date immediately prior to the settlement date.

Tarbox v. Koch (OCSC Case No. 04CC10345):

On October 13, 2004, Michael Tarbox ("Tarbox") filed an action in Orange County Superior Court (Case No. 04-CC-10345) against Paul Koch, Acquvest, CTC and Doe Defendants. Tarbox alleges that Koch made fraudulent transfers to Acquvest and the Doe Defendants for the purpose of avoiding the debt owed to Tarbox. Tarbox alleges that CTC securities were intended to serve as security for a debt owed by Koch to Tarbox. Tarbox alleges that Defendants were not bona fide purchasers of the CTC securities since they were receiving such securities for the benefit of Tarbox. Tarbox further alleges that CTC breached an agreement to pay him a finder's fee in connection with investments made by Koch. Tarbox alleges that CTC's breach has caused him to suffer damages in excess of $750,000. On November 14, 2004, CTC filed a demurrer to the Complaint, and the other defendants also filed a demurrer. The Court granted leave to amend, and Tarbox then filed an amended Complaint. CTC just recently filed an Answer to the Tarbox's Amended Complaint. A demurrer filed by the other Defendants was granted on February 22, 2005, and Tarbox was again granted leave to amend. A conference hearing was set for September 20, 2005. In conjunction with its settlement of the claims of Acquvest, Inc., Paul R. Koch, Victoria Koch and Patricia Manols (the "Acquvest Parties"), CTC contends that the Acquvest Parties agreed to defend and assume CTC's position as to any claims of Michael Tarbox against CTC. The Acquvest Parties dispute this contention. An evidentiary hearing on this issue is set for December 22, 2005 in the bankruptcy court.

Jeremiah O'Keeffe v. C. William Arrington and Composite Technology Corporation:

On December 31, 2004, Jeremiah O'Keeffe ("Plaintiff") filed suit against C. William Arrington and Composite Technology Corporation ("Defendants") in the District Court of Dallas, Texas (Cause No. 04-13004-A). Plaintiff alleges causes of action for breach of agreement and quantum meruit, arising out of an alleged failure, based on a verbal agreement, to compensate Plaintiff for unspecified services provided to Defendants. Plaintiff seeks compensatory damages, including the transfer 5,500,000 shares of common stock, $22,880,000 in monetary damages, attorneys' fees, interest and costs. Defendants deny the claims and intend to vigorously defend against them. On February 7, 2005, Defendants removed the case to Federal Court (Case No. 3-05CV0257N). On February 14, 2005, Defendants filed a Motion to Dismiss for lack of jurisdiction, and on March 7, 2005, Plaintiff filed a Motion to Extend Time to File Response to the Motion to Dismiss and to Allow Discovery on the Jurisdiction Issue. On May 5, 2005, CTC filed a motion to transfer the case to the U.S. Bankruptcy Court in the Central District of California. Plaintiff dismissed CTC without prejudice on May 11, 2005. On June 13, 2005, Defendant C. William Arrington filed a Motion to Dismiss for Failure to Join CTC as a Party to the Action, and on June 29, 2005, Plaintiff filed a Motion for Leave to File First Amended Complaint. On July 19, 2005, the Court granted Plaintiff's Motion to Extend Time to Respond to the Motion to Dismiss, which is due on or before September 1, 2005, and granted Plaintiff's motion to conduct discovery of Defendants' contacts for the purposes of establishing personal jurisdiction over the Defendants. All other motions are pending in Federal Court. On September 27, 2005, the Court granted Mr. Arrington's Motion to Dismiss for lack of jurisdiction and entered final judgment against O'Keefe.

DAVID S. SHIELDS v. COMPOSITE TECHNOLOGY CORPORATION:

On January 21, 2005, David S. Shields filed suit against CTC in Santa Clara Superior Court (Case No. 1-05-CV-034368) alleging CTC breached a subscription agreement by failing to issue the appropriate number of shares thereunder. CTC denies the claims and intends to vigorously defend against them. CTC filed an answer and Cross-Complaint against Shields for Rescission and Declaratory Relief on April 18, 2005. The case has been removed to the U.S. Bankruptcy Court in the Central District of California. A status conference was set for January 10, 2006. On or about September 2, 2005, the parties entered into a settlement agreement whereby CTC agreed to issue Shields an additional 25,000 shares of common stock in exchange for a complete release of all claims. The Motion to Approve the Settlement was granted by the bankruptcy court on October 4, 2005.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of our fiscal year ended September 30, 2005.

                                     PART II

ITEM 5 - MARKET FOR THE COMPANY'S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the over-the-counter market on the OTC Bulletin Board under the symbol CPTC. The following table sets forth the high and low bid information for our common stock for each quarter within the last two fiscal years.

                       Quarterly Common Stock Price Ranges
                       ----------------------------------
                       QUARTER ENDED          2003/2004
                       ----------------------------------
                                            HIGH     LOW
                       ----------------------------------
                       December 31, 2003    $2.38   $1.28
                       ----------------------------------
                       March 31, 2004       $2.14   $1.02
                       ----------------------------------
                       June 30, 2004        $1.74   $0.84
                       ----------------------------------
                       September 30, 2004   $1.92   $0.95
                       ----------------------------------

                       ----------------------------------
                       QUARTER ENDED          2004/2005
                       ----------------------------------
                                            HIGH     LOW
                       ----------------------------------
                       December 31, 2004    $6.24   $1.50
                       ----------------------------------
                       March 31, 2005       $5.23   $2.37
                       ----------------------------------
                       June 30, 2005        $2.70   $0.45
                       ----------------------------------
                       September 30, 2005   $3.17   $1.09
                       ----------------------------------


These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. As of November 4, 2005, there were approximately 500 stockholders of record of our common stock and no stockholders of record of our preferred stock.

We have never paid any dividends on the common stock. We currently anticipate that any future earnings will be retained for the development of our business and do not anticipate paying any dividends on the common stock in the foreseeable future.

Sales of Unregistered Securities

On November 21, 2005, we issued 59,402 shares of our common stock to Composite Support Solutions, Inc. to settle a bankruptcy claim. We relied upon the exemption from registration under the Securities Act of 1933, as amended, by reason of Bankruptcy Code Section 1145 for the issuance of these securities.

ITEM 6 - SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA

The following table sets forth our selected historical consolidated financial data for each of the fiscal years in the five-year period ended September 30, 2005, which were derived from our audited consolidated financial statements. The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited consolidated financial statements and related notes included elsewhere in this Annual Report.

In $ except per share data
                                             Year ended
                                            December 31,
                                                2000*      9 months to                   Year Ended September 30,
                                            (Reported as    Sept 30,      --------------------------------------------------------
                                             El Dorado        2001*          2002          2003          2004**           2005
Statement of Operations Data                 Financial)                                                 Restated
-----------------------------------------   ------------   -----------    ----------    ----------    ------------    ------------
Net sales                                   $         --   $        --            --            --    $  2,500,000    $  1,008,970
Cost of Revenues                                      --            --            --            --         314,548         650,563
                                            ------------   -----------    ----------    ----------    ------------    ------------
Gross Profit                                          --            --            --            --       2,185,452         358,407
                                            ------------   -----------    ----------    ----------    ------------    ------------
SG&A Expenses                                        636       446,697     4,501,264     6,645,752      15,748,802      19,056,811
                                            ------------   -----------    ----------    ----------    ------------    ------------
Operating income (loss)                     $       (636)  $  (446,697)   (4,501,264)   (6,645,752)    (13,563,350)    (18,698,404)
                                            ------------   -----------    ----------    ----------    ------------    ------------
Interest expense, net of Interest income              --            --       (16,818)           --        (395,001)     (2,179,240)
Other income (loss) ***                               --      (137,230)           --      (105,500)       (729,524)    (19,285,763)
                                            ------------   -----------    ----------    ----------    ------------    ------------
Income/(loss) before Income Taxes and
  cumulative effect of change in
  accounting                                $       (636)  $  (583,927)   (4,518,082)   (6,751,252)    (14,687,874)    (40,163,407)
                                            ------------   -----------    ----------    ----------    ------------    ------------
Provision for Taxes                                   --            --            --            --              --              --
Income/(loss)before cumulative effect of
  change in accounting                      $       (636)  $  (583,927)   (4,518,082)   (6,751,252)    (14,687,874)    (40,163,407)
                                            ------------   -----------    ----------    ----------    ------------    ------------
Cumulative effect of change in accounting             --            --            --            --              --              --
Net income (loss)                           $       (636)  $  (583,927)   (4,518,082)   (6,751,252)    (14,687,874)    (40,163,407)
                                            ------------   -----------    ----------    ----------    ------------    ------------
Preferred Stock Dividends                             --            --         5,871        20,000              --              --
Net Loss Available to Common Shareholders   $       (636)  $  (583,927)   (4,523,953)   (6,751,252)    (14,687,874)    (40,163,407)
                                            ------------   -----------                                                ------------
Basic net income per common stock (1)       $        nil   $     (0.01)   $    (0.07)   $    (0.08)   $      (0.14)   $      (0.35)


* CTC was formed through a reverse merger with El Dorado Financial Group and considers March 28, 2001 to be the date of inception of CTC. Prior to the merger, El Dorado's fiscal year end was December 31. From January 1, 2001 to inception of CTC, there was no activity in El Dorado.

** Subsequent to the date of the initial 10KSB and 10QSB filings for the fiscal year 2004, the Company determined that $364,277 in compensation expense related to the modification of employee stock options had not been recorded for the entire fiscal year. The Company recorded the additional expense as a correction of an error and restated earnings for fiscal 2004. The impact on earnings per share was less than $0.01 per share for the fiscal year ended September 30, 2004.

***During the fiscal year ending September 30, 2005, the Company recorded $14.4 million in litigation and bankruptcy related claims and recorded $4.8 million as an adjustment to the carrying value of our $15M debenture as a consequence of our filing for Chapter 11 bankruptcy protection. We segregated the litigation and claims charges on our Statement of Operations and reclassified $739,000 and $105,500 from SGA expense to Other expense for the fiscal years 2004 and 2003 respectively.

                                            At                               At September 30,
                                       December 31,   -----------------------------------------------------------------
In $                                       2000         2001         2002          2003          2004          2005
                                                                                 Audited
                                                                                              Restated
                                       ------------   --------   -----------    ----------   -----------   ------------
Balance Sheet Data

Cash and cash equivalents              $         --   $ 33,013   $    13,596     1,130,498   $ 2,930,615   $    807,815
Restricted Cash                                  --         --            --            --    10,010,060             --
Accounts Receivable,
  net of allowance                               --         --            --            --     2,501,994         56,998
Inventory                                        --         --            --            --       788,799      1,233,334
Prepaid Expenses                                 --     33,359        96,571        79,036       378,052        395,978
Property and Equipment,
  net of accumulated
  depreciation and amortization                  --      6,166        20,608       200,733     1,253,123      2,765,609
Other Assets                                     --    218,762       166,000         9,000       218,600        511,581
                                       ------------   --------   -----------    ----------   -----------   ------------
Total Assets                                     --    291,300       297,135     1,419,267    18,081,243      5,771,315
                                       ============   ========   ===========    ==========   ===========   ============

Liabilities and Shareholders
  Equity (Deficiency)
Accounts Payable and other
  accrued liabilities                            --      9,625       969,837       466,443     1,841,535      2,485,508
Accrued legal settlement                         --         --            --       145,600            --     14,244,792
Liabilities subject to compromise                --         --            --            --            --      1,625,520
Due to Affiliate                                 --         --            --            --            --         97,200
Accrued Interest Payable                         --         --         9,851            --            --        341,469
Accrued Payroll                                  --         --            --        61,252       122,621        131,803
Accrued Officer                                  --         --       275,928       255,619       264,561             --
Compensation
Accrued dividends payable                        --      8,222        14,092        40,393            --             --
Deferred Revenues                                --         --            --            --       564,750        621,748
Deferred Gain on Sale of Assets                  --         --            --            --        49,569         19,052
Capital Leases Payable                           --         --            --            --       734,382        847,887
Convertible Debentures*                          --         --            --            --     8,901,106     10,860,442
Stockholders Equity                              --    273,453      (972,573)      449,960     5,602,719    (25,504,106)
                                       ------------   --------   -----------    ----------   -----------   ------------
Total Liabilities and
  Shareholders Equity                            --    291,300       297,135     1,419,267    18,081,243      5,771,315
                                       ============   ========   ===========    ==========   ===========   ============

Supplemental information (unaudited)
Working capital (deficiency) **                  --   $ 56,747   $(1,159,541)   $  240,227   $14,267,312     (1,564,485)
Total long-term debts                            --         --            --            --   $ 9,635,488   $ 11,708,329


* In 2005, as a consequence of the Chapter 11 bankruptcy, the Company recorded a $4.8M carrying value to the Convertible Debentures. In 2005, Debenture holders converted $4.14 million of their convertible debenture holdings into common stock of the company.

** Amounts payable in company stock are excluded from the calculation of working capital for fiscal year end September 30, 2005.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

We develop, manufacture and market products incorporating composite technologies to the global electric utility industry, which are designed to improve the performance and capacity of electrical transmission and distribution grids. We provide connecting hardware, line design assistance, proprietary software for line design, and other supporting services related to the installation and design of power lines using our products as well as arrange for a comprehensive long term warranty for the ACCC cable.

Our principal product is our proprietary patent pending composite reinforced bare overhead conductor known as Aluminum Conductor Composite Core, or ACCC cable. The innovative use of a composite core as the strength component effectively eliminates most of the cable sag that results from heating when transmitting more power especially during hot weather conditions. The lightweight high-strength composite core allows more conductive aluminum to be wound around it, thereby enabling it to transmit more power than conventional cables of the same diameter and weight and creating energy savings through less line losses under comparable operating conditions.

ACCC cable is now commercially available for sale in the U.S. and Canadian markets through a strategic partnership with an existing cable manufacturer, General Cable Industries, Inc., and worldwide, on a limited basis, directly from the Company.

DEVELOPMENTS THIS FISCAL YEAR

Initial Product Sales and Commercialization:

We began full commercialization efforts for domestic and international sales of our ACCC product by hiring additional employees and consultants, establishing business relationships, and implementing and enhancing our sales processes. Our sales efforts consist of direct and indirect sales efforts. Our indirect efforts are through our distribution agreement with General Cable (see below) which is a non-exclusive distribution agreement for the US and Canada. Our direct sales efforts are for sales areas in the US and Canada without a General Cable presence and for international sales. We currently have a Domestic and International sales and marketing team of eleven employees and consultants and we leverage the sales efforts of our distribution partner, General Cable, for our North American sales efforts who has approximately 50 dedicated sales persons.

We continued our efforts to penetrate the US market by using trial sales and pilot programs and we successfully closed our first major commercial sales of our composite core products to the transmission industry in the fourth fiscal quarter of 2005. As of September 30, 2005 we had received cancelable purchase orders or purchase commitments directly from, FCI, and Jiangsu Far East Group and through our agreement with General Cable, orders from American Electric Power and Pacificorp totaling approximately $1.0 million. We shipped approximately 75 miles of ACCC core to General Cable for the AEP and Pacificorp orders and we shipped 2 km of ACCC cable to Jiangsu Far East for the China order. We recognized revenue of $1.0 million on our initial commercial sales during the year.

General Cable agreements:

On October, 2, 2004, CTC Cable Corporation ("CTC Cable"), a wholly owned subsidiary of Composite Technology Corporation, entered into a Distributorship Agreement and a Purchase Agreement with General Cable Industries, Inc. ("General Cable"), the principal U.S. operating subsidiary of General Cable Corporation (NYSE: BGC). Under the Distributorship Agreement, General Cable has been granted a non-exclusive right to distribute, market and sell the CTC Cable ACCC(TM) cable through 2007 for applications in the United States and Canada. Under the Purchase Agreement, CTC Cable would purchase from General Cable, exclusively through December 31, 2007, the articles, materials, services or equipment relating to the manufacture of finished ACCC(TM) cable utilizing the Composite Technology Corporation proprietary composite core for applications in the United States and Canada.

Throughout 2005, we have concentrated on improving our relationship with General Cable and beginning commercial sales of our primary product. On January 18, 2005, we announced the introduction of the TransPowr(TM) ACCC bare overhead conductor. TransPowr(TM) ACCC bare overhead conductor is the product with which we intend full scale commercialization of the ACCC(TM) product into the transmission and distribution conductor markets. The TransPowr(TM) ACCC bare overhead conductor integrates General Cable's ACSS(TM) technology and our carbon and glass fiber core technology that is at the center of our ACCC product range. On May 12, 2005 we announced our initial U.S. commercial product sale of 50 miles of ACCC core to American Electric Power, sold through General Cable. On June 10, 2005, we announced our second commercial product sale of 24 miles of ACCC core to Pacificorp.

China and Jiangsu-Far East:

On July 6, 2005, we announced our initial commercial sale of ACCC to Jiangsu-Far East in China for 30km of ACCC cable, conditional on the technical testing of the cable. In fiscal 2005, we shipped 2km of cable to test and we recorded approximately $32,000 in revenue as a result of this shipment.

On August 23, 2005 we announced that we were opening a sales office in Shanghai China to better serve our current and potential customers in China. We have one dedicated consultant assisting us in our sales efforts in China.

Other International  Business Development:

On May 10, 2005 CTC announced a memorandum of understanding regarding sales of ACCC Conductor in the United Kingdom with Eve Group Limited, a leading supplier of engineering services to the power transmission. This MOU calls for the signature of a series of as yet negotiated agreements under which CTC would appoint Eve as its distributor for the ACCC conductor cable for use in the UK.

On June 29, 2005 CTC announced a services agreement with Electricite de France, the world's largest power utility with power generation in 24 countries across Europe, Latin America, Asia, the Middle East and Africa. Under the terms of the agreement, EDF will provide assistance and expertise to CTC for customer business development and engineering initiatives for our ACCC products and services.

Sales process and tools:

In May, 2005 we launched our Power Line Analysis Tool (PLAT), the utility industry's most comprehensive comparative line analysis tool. PLAT allows CTC and utility companies to efficiently and effectively compare the costs and benefits to conductor or re-conductor utility transmission lines on a consistent basis between ACCC and alternative cable technologies. We expect that this tool will demonstrate to US and Canadian utility companies the clear value proposition that ACCC provides as compared to existing utility cable technologies.

In July, 2005 we announced a comprehensive, fully insured product warranty for US and Canadian customers that provides for three years replacement cost parts and labor coverage and optional coverage of up to ten years. Typically, the conductor industry warrants cable for one year on an unsecured basis. The warranty is underwritten by General Fidelity Insurance, a wholly owned subsidiary of Bank of America. We expect that this warranty will substantially reduce or eliminate risks perceived to be incurred by utility companies for new technologies. The warranty will also provide assurances to these utilities that, in the event of a product failure that there is a sufficient financial recovery inherent in the product warranty. We anticipate that we will establish a similar warranty program for our other International customers in 2006.

Bankruptcy and Related Litigation:

On May 5, 2005, (Petition Date) Composite Technology Corporation filed a reorganization plan and disclosure statement under the provisions of Title 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the Central District of California under case number SA 05-13107 JR. Its subsidiaries, including CTC Cable Corporation, CTC Wind Systems Corporation and CTC Towers and Poles Corporation, are not party to the Title 11 case. As of the Petition Date, multiple lawsuits were taxing the Company's managerial, operational and financial resources and threatened to divert management from their duties of running the business. One of these lawsuits also resulted in an attachment of more than $2.5 million of the Company's funds. The Company believes the bankruptcy filing was necessary to release cash for the operation of its business, to give it a reprieve from burdensome litigation so that management could focus on marketing and sales, and to establish a plan for treating the claims of various parties in interest fairly. The Company believed that having these lawsuits heard by the Bankruptcy Court as part of the reorganization would provide a fair and reasonable means of addressing each claim and affording the same treatment to each claim. If the lawsuits had proceeded in different jurisdictions there was a possibility of inconsistent judgments. Moreover, as a result of the Title 11 filing, attempts to collect, secure or enforce remedies with respect to most pre-petition claims against the Company are subject to the automatic stay provisions of Section 362(a) of Title 11.

Our disclosure statement was approved by the bankruptcy court on July 6, 2005 and hearings for confirmation of our bankruptcy plan concluded on October 31, 2005 with the approval of our bankruptcy plan by the Court. The Court signed and entered an order on November 21, 2005 that confirmed our emergence from bankruptcy.

The Company believes that the bankruptcy proceedings resulted in additional delays of sales orders that were anticipated in the fourth fiscal quarter of 2005 and if these delays result in lost orders, may have a material negative impact on operations on a prospective basis. The Company's management was required to devote a substantial amount of time at the beginning of the bankruptcy case on the bankruptcy petition and related paperwork and devoted more time than was anticipated during the months of September through plan confirmation which resulted in less attention and focus on the sales of our primary product. Beginning in fiscal 2006, the Company's management will be involved with ongoing compliance requirements for the United States Trustee's office. Nonetheless, we do not expect these activities to impair the ability of management to focus on marketing and operational issues.

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

Litigation settlements and resolution:

On December 30, 2004, the Devone v. Composite Technology Corporation, et. al. litigation was settled and a settlement agreement entered into by all parties. The terms of the settlement did not require CTC to pay any amounts or issue any stock.

On May 3, 2005, the Company settled by written agreement the J.P. Turner litigation for a cash payment of $100,000 paid on May 4, 2005.

In August, 2005 the Company settled with the Ascendiant parties for $1,396,000 consisting of $200,000 payable in cash and 650,000 shares of Common Stock valued at $1,196,000 or $1.84 per share, the closing market price on the date prior to the settlement. The settlement was subject to the approval of the bankruptcy court and was approved in November, 2005.

In August, 2005, the Company settled with the Shields party for $45,500 consisting of 25,000 shares of Common Stock valued at $1.82 per share, the closing market price on the date prior to the settlement. The settlement was subject to the approval of the bankruptcy court and was approved in November, 2005.

On September 1, 2005, the Company was released from all liability under the Jeremiah O'Keefe vs. C. William Arrington and Composite Technology Corporation.

Subsequent to year end, we settled with the Acquvest, Koch, and Manolis parties whereby we would issue 6,500,000 shares of common stock in full settlement of the litigation. We recorded an expense of $12,675,000 in fiscal 2005 for this settlement as a SFAS 5 contingent liability at a price per share of $1.95, the market price on the date prior to the settlement. The settlement was subject to the approval of the bankruptcy court and was approved in November, 2005.

The Company has settled all known legal matters as of November 30, 2005 with the exception of the following potential liabilities

1. Just prior to the October 31, 2005 hearing on Plan Confirmation, a settlement was reached with the Acquvest Parties that was entered into the record at the hearing ("Acquvest Parties Settlement"). As part of such settlement, it was recorded that the Acquvest Parties would be responsible for resolving the Company's issues with Michael Tarbox("Tarbox"). Tarbox alleges that certain of the Acquvest Parties violated an agreement to pay certain fees to Tarbox owed in connection with the Acquvest Parties financing to CTC. CTC is named in the lawsuit as being potentially liable for the payment of such amounts, a claim that CTC denies. It was in connection with this potential liability of the Company to Tarbox (for what is primarily a dispute between Tarbox and certain of the Acquvest Parties) that the issue was linked to the Acquvest Parties Settlement. The Acquvest Parties now claim that no such agreement was reached. Resolution of this matter will have no effect on the main release of the Company in the Acquvest Parties litigation On December 2, 2005, a separate evidentiary hearing began in Bankruptcy Court before Judge Ryan with the purpose of determining whether responsibility for Tarbox claim is part of the settlement or not. The hearing will continue on a date to be set by the court in January 2006.

2.. On August 5, 2005, Patricia Louise van Midde ("van Midde") a former consultant filed a general unsecured claim against CTC alleging that she was owed payment of $12,530.40 and 250,000 shares of CTC common stock promised as a signing bonus at the time of the signature of a "Consultant Agreement" dated March 1, 2003. The agreement signed specifically mentions that it represents the entire agreement and excludes all verbal agreements. No reference is made to a signing bonus or grant of any shares in the agreement. Van Midde alleges that the claim was acknowledged because of the absence of a reply to an e-mail making the claim that was sent to a Director of CTC on March 5, 2005. The Company has paid the $12,530.40 but denies that it ever agreed to issue stock to van Midde as part of her remuneration. A hearing on the objection to the claim was conducted on December 6, 2005. This matter will be decided by a separate hearing in due course. We have accrued $12,000 as of September 30, 2005 for the cash portion of the claim.

3. The holders of the Company's debentures issued in August, 2004 claim that they are owed damages as a result of the late approval due, among other factors, to the reorganization proceedings, of the registration of the securities that underlie the Debentures.

4. In January, 2005 Zenith Insurance brokers billed the Company for additional workers compensation insurance premiums relating to calendar year 2004 in the amount of $157,323. The Company disputed the calculations used by Zenith. The matter will now be decided exclusively by the process of appeal against the decision of the Workers' Compensation Insurance Rating Bureau of California. By stipulation dated November 9, 2005 and approved December 31, 2005, Zenith and CTC agreed that CTC would continue to appeal against the decision of WCIRIB without any objection from Zenith and that the claim would be capped at $157,323. It is expected that this stipulation will save costly litigation fees. We have recorded a $53,000 accrual estimate as of September 30, 2005 for this claim based on what management believes to be the appropriate figure.

See Footnotes 3 and 9 to the consolidated financial statements for further discussion of bankruptcy claims and litigation activities.

Operational changes:

A number of changes have been made to our operations capabilities, both in terms of systems implementation and human resources.

We continued to develop and refine the ACCC product during 2005. During this year, refinements to the product and production process have resulted in processing improvements, including increasing line speed and running multiple lines per pultrusion machine. As of September 30, 2005 with our current equipment configurations, we have production capacity of approximately 15,000 feet of core per day. We expect that with additional minor modifications that we can produce up to 30,000 feet of core per day without additional production equipment or without significant improvements in line speed. In addition, funds were expended for further development work for various conductor ancillaries, such as connection hardware, which we anticipate will facilitate the installation of ACCC cable in the field using conventional installation tools. We have also continued the testing of our products with both independent testing agencies and with cable provided to utilities on a trial basis.

We have purchased additional information technology systems supporting finance, sales, marketing and administration. We believe these infrastructure improvements will improve efficiency and enhance our compliance with the requirements of the Sarbanes Oxley Act.

During the year ending September 30, 2005, we sought to strengthen our operational management specifically in relation to increasing our production capabilities and in the strategic marketing arena. These efforts culminated, subsequent to the end of the first quarter, in the appointment of a new Acting Chief Operating Officer, Brian Brittsan, who has had considerable experience in managing companies as they take new technology products into the commercial production stage of operations. It is hoped that following a probationary period Mr. Brittsan will be appointed COO and become an officer of the Company. In addition, we strengthened our financial management with the employment of Domonic Carney as VP of Finance who will assist the Acting Chief Financial Officer, Benton Wilcoxon, in the fulfillment of his duties. Mr. Carney has extensive experience in operational financial systems, accounting, and Sarbanes-Oxley compliance.

In January, 2005, Mr. William Arrington, formerly the COO, stepped down as an officer of the Company and assumed the role of our Senior Vice President, Office of the CEO, which is a position that enables Mr. Arrington to focus on public relations and strategic marketing of our products in addition to assisting the CEO in the fulfillment of his duties. He remains a Director and the Company will continue to benefit from his advice and experience.

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

STOCK BASED COMPENSATION

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

ACCOUNTS RECEIVABLE

The Company extends credit to its customers. Collateral is generally not required. Credit losses are provided for in the financial statements based on management's evaluation of historical and current industry trends as well as history with individual customers. Although the Company expects to collect amounts due, actual collections may differ from estimated amounts. As of September 30, 2005, the Company had gross accounts receivable of $2,556,998 and had recorded a reserve of $2,500,000. The company had no reserves of accounts receivable as of September 30, 2004.

INVENTORY

Inventories consist of our wrapped and unwrapped manufactured composite core and related hardware products and raw materials used in the production of those products. Inventories are valued at the lower of cost or market under the FIFO method. Products manufactured internally are valued at standard cost which approximates replacement cost. As of September 30, 2005, the company had recorded gross inventory of $1,468,006 and had reserves for obsolete raw materials and finished goods inventory of $234,673. The company had no inventory reserves as of September 30, 2004. Costs to ship product held for sale or for product sold is recorded to cost of goods sold as the expenses are incurred.

PROPERTY AND EQUPMENT

Property is stated at the lower of cost or realizable value, net of accumulated depreciation. Depreciation is computed using the straight-line method based on estimated useful lives of the assets which range from three to ten years. Leasehold improvements and leased assets are amortized or depreciated over the lesser of estimated useful lives or lease terms, as appropriate. Property is periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We did not recognize any property impairment charges in fiscal 2005, 2004, or 2003.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments include cash and cash equivalents and accounts payable - trade. The carrying amounts for these financial instruments approximate fair value due to their short maturities.

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

Liquidity and Capital Resources

Comparison of Years Ended September 30, 2005 and September 30, 2004 and September 30, 2003

Our principal sources of working capital have been private debt issuances and equity financings.

While we had no significant new debt or equity in 2005, in November 2004, we reached an agreement with the investors that purchased debentures in our $15 million financing of August 17, 2004 to release $10,010,060 that was held in a custodian account and listed as restricted cash as of September 30, 2004. We issued 1,083,592 "Debenture Amendment" warrants with an exercise price of $3.23 as a result of this transaction and recorded an expense of $1,993,809 for the fair value of the warrants, calculated using the Black Scholes Merton option pricing model. See financial footnotes 1 and 10 for the assumptions used for the fair value calculation.

During 2005, the Company purchased $455,960 in equipment through a sale-leaseback and direct vendor payment financing with the same company used to finance equipment in 2004. The Company received $208,570 in cash through the sale-leaseback and had $247,390 paid directly to third part vendors. The Company does not currently have any further capital lease commitments although we expect to negotiate for additional capital lease lines in 2006 after we emerge from Bankruptcy.

During 2005, we issued 3,546,910 shares of common stock pursuant to common stock warrant exercises for cash proceeds of $1,986,288, primarily Series E, H, P, and the Numbered warrant series. We also issued 257,352 shares of common stock pursuant to cashless exercises of warrants for the Series K and L warrants.

During 2005, we issued 1,480,000 shares of common stock pursuant to stock option exercises for cash proceeds of $295,000.

For the year ended September 30, 2005, we had a net loss of $40.2 million. At September 30, 2005, we had $0.8 million of cash and cash equivalents, which represented a decrease of $2,100,000 from September 30, 2004. The decrease was due to the transfer of $10.0 million of cash from restricted cash related to the convertible subordinated debentures offset by $12.1 million of net use in cash.

Cash used by operations during the year ended September 30, 2005 of $2,439,151 was primarily the result of operating losses of $40.0 million , offset by non-cash charges of $26.6 million including litigation accruals payable in stock of $14.5 million, carrying value adjustment to convertible debentures of $4.8 million, receivable reserve of $2.5 million, issuance of stock and warrants at fair value for services of $2.3 million and non cash interest expense of $1.3 million; and net working capital recovery of $11.0 million, in particular the release of the $10 million in restricted cash in November, 2004. Cash used for investing activities of $1,622,482 was related to the purchase of computer hardware and software, and equipment put in service in anticipation of manufacturing activities. Cash provided by financing of $1,938,833 was primarily due to the cash proceeds from option and warrant exercises net of principal payments made on capital lease obligations.

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

Our reorganization plan was approved by the Court subsequent to year end, on October 31, 2005. Our bankruptcy plan of reorganization is expected to have several impacts on our operating cash flows including:

i. the cash interest payment on our Debentures for interest accrued from April 1, 2005 through September 30, 2005 was paid in common stock in November, 2005. Prior to the bankruptcy filing we paid our debenture holders $225,000 per quarter in cash. We have accrued all interest payable on our balance sheet as accrued interest payable.

ii. any litigation related claims settled or resolved under the bankruptcy plan will be payable in company common stock rather than in cash or property. As of September 30, 2005, we had accrued $14,116,500 in accrued litigation paid in stock in full subsequent to year end.

iii. we had approximately $1,100,000 in accounts payable as of the date of the filing that is payable at the direction of the US Trustee and there are additional restrictions on cash payments while we are in bankruptcy proceedings.

iv. prior to the bankruptcy we were spending approximately $300,000 per month or approximately 30% of our negative operating cash flow for the quarter ending March 31, 2005 in legal fees, primarily for litigation related activities. The bankruptcy resulted in part in the acceleration of the settlement of substantially all of our litigation activity. In addition,

Subsequent to year end, on October 14, 2005 we issued $6,000,000 in Senior Convertible Debentures to six accredited investors to provide cash necessary to pay approximately $1.1 million in pre-petition accounts payable, $200,000 payable for litigation settled, approximately $1.0 million in professional fees, and to provide operating working capital. Substantially all bankruptcy related cash payments were made December 9, 2005. The Debentures bear interest and mature on December 31, 2006. The issuance of the $6 million debentures triggered certain anti-dilution provisions in the August, 2004 $15 million debentures in particular that the conversion price of the August Debentures was reduced to $1.55 per share from $1.67 per share and the warrants issued and outstanding to the Debenture holders had their exercise price reduced to $1.55. The $6.0 million debentures are convertible, subject to anti-dilution provisions, at $1.55 per share. See the subsequent events footnote to the consolidated financial statements for additional information.

We anticipate that unless we receive a significant influx of working capital due to a large commercial order that we will need to raise additional capital through the issuance of debt or equity securities, or both. Our stock price is volatile and we may be required to raise funds at prices below the current conversion prices of our two debenture issuances. Such a financing will further dilute our stock through the required issuance of additional shares of common stock upon the conversion of these debentures.

During fiscal 2005, as a result of our bankruptcy filing and due to the perceived increase in the Company's risk profile by commercial banks and lease financing companies, our equipment financing options were significantly restricted. In our history, such financing was a primary source of capital for equipment purchases and we have raised approximately $1.4 million. While we expect that these capital markets will open up to us due to our emergence from Chapter 11, we can not be certain that this financing option will be available to us. However, we expect that our capital purchases will be limited and the impact on the Company will be minimal.

Cash used by operations for the year ended September 30, 2004 of $18,735,430 was primarily the result of $14.7 million of operating losses offset by non-cash compensation expenses of approximately $8.1 million including charges relating to deferred stock options, compensation expense, issuance of common stock and warrants for services and legal settlements, a $2.1 million increase in working capital requirements and for the restriction of $10 million of cash related to the August, 2004 Debenture offering. Cash used for investing activities consisted of fixed asset purchases of $846,535 offset by proceeds from equipment sold on sale-leaseback arrangements of $500,000. Cash provided by financing activities of $20,881,932 was primarily due to the $15.0 million debentures sold in August, 2004 as well as private equity sales of $3.3 million net of offering costs and warrant exercises for cash of $2.8 million. .

Cash used by operations during the year ended September 30, 2003 of $2,022,935 was primarily the result of $6.75 million of operating losses offset by depreciation, amortization, and non-cash compensation expenses including charges relating to deferred stock options compensation expense, issuance of common stock and warrants for services and legal settlements, and working capital requirements. Cash used for investing activities of $198,694 consisted of equipment purchases. Cash provided by financing activities of $3,338,171 was primarily due to private equity sales of $3.3 million net of offering costs and warrant exercises for cash of $79,000.

As of November 30, 2005, the Company had approximately 3.5 million warrants "in the money" at current market prices that, if exercised, would result in $4,020,000 in cash proceeds. The Company also had 3,256,920 of "in the money" vested employee stock options that, if exercised would result in $1,496,000 of cash proceeds to the Company.

As of November 30, 2005 the Company had approximately $3.3 million in cash. We believe our cash position as of November 30, 2005 in addition to approximately $1,400,000 of "in the money" callable warrants, and expected cash flows from revenue orders will not be sufficient to fund operations for the next four calendar quarters. We anticipate that additional cash is needed to fund operations beyond February, 2006 and to the extent required the Company intends to continue the practice of issuing stock, debt or other financial instruments for cash or for payment of services until our cash flows from the sales of our primary products is sufficient to provide cash from operations or if we believe such a financing event would be a sound business strategy.

Results of Operations

Comparison of fiscal 2005 to 2004 and 2003

PRODUCT REVENUES Product revenues consist of revenue from the sale of ACCC cable products to utility companies and composite core to General Cable.

We recognized no product revenues for 2004 and prior to the fourth fiscal quarter of 2005, all product revenues recorded were the result of "trial basis" sales. During the last fiscal quarter of 2005, we sold ACCC cable core through our agreement with General Cable. We sold our first substantial quantities of product to two customers as follows:

1) American Electric Power representing approximately 50 linear miles of ACCC for approximately $562,000 in revenues.

2) Pacificorp representing approximately 24 linear miles of ACCC for approximately $304,000 in revenues.

Both of these orders, totaling approximately $866,000 or 86% of our fiscal 2005 revenues were sold through one customer. No other customer accounted for greater than 10% of 2005 revenues.

We also recognized revenues from FCI for ACCC hardware, and recognized revenue on our initial order from Jiangsu Far East (China) for 2km of ACCC cable sold directly by CTC for approximately $32,000.

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

In the fiscal quarter ended December 31, 2003 CTC commenced providing services under a $2.675 million contract for design, production, and installation of a 21 mile long new ACCC transmission line in Kansas. Under the original contract, revenue from this contract will be recognized upon completion and as of September 30, 2004 and 2005, CTC had received $564,750 under the initial milestones of the contract that are recorded as deferred revenue.

The original contract included the requirement for the Company to provide composite poles and to provide project management services along with the project design and ACCC cable. The original contract was successfully renegotiated under the bankruptcy to reduce the contract to approximately $1.5 million and to include only the project design of approximately $550,000 and ACCC cable delivery of approximately $1,000,000. The cash received to date will be applied against the revised contract. This revised contract was approved by the Bankruptcy Court in November, 2005.

CONSULTING REVENUES Consulting revenues in 2004 consisted of $2,500,000 for a single consulting contract that was completed during the year ended September 30, 2004. No consulting contracts were completed during either the 2005. While this contract provided us with significant revenues, we currently are not concentrating our efforts to increase our consulting business and instead are focused on increasing our product revenues through commercialization of the ACCC Cable.

COST OF PRODUCT REVENUES Cost of product revenues for 2005 represented materials costs to produce ACCC cable sold and recognized as revenues. Cost of product revenues increased from $0 for 2004 to $651,000 for the 2005. The dollar increase was due to 2005 revenues recognized. Costs related to revenues deferred at September 30, 2005 of approximately $25,000 are carried in the inventory balance as of September 30, 2005.

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

Cost of contract revenue since inception consisted of costs related to the single consulting contract that was completed during the year ending September 30, 2004. No consulting contracts were completed during the year ended 2005 and accordingly, no costs of contract revenue were recorded for the respective quarters.

OFFICER COMPENSATION: Officer Compensation consists primarily of salaries, consulting fees paid in cash, and the fair value of stock grants issued to Officers of the Company. Officer compensation decreased 74% or $629,000 from $845,000 in fiscal 2004 to $297,068 in fiscal 2005. The decrease was due to a reduction in the number of officers representing cash officer compensation of $169,000 and a reduction in non cash officer compensation related to the issuance of company stock of $410,000, valued at the fair market value on the date of issuance in August, 2004, which was issued to one officer in lieu of stock options promised for services rendered through September 30, 2003. No such company stock was issued in 2005.

GENERAL AND ADMINISTRATIVE: General and administrative expense consisted primarily of salaries and employee benefits for administrative personnel, facilities costs, stock listing fees, insurance expenses, and expenses related to reserves for uncollectible receivables. General and Administrative expenses increased 328% or $2,850,000 from $867,543 in 2003 to $3,717,583 in 2004 and increased 39% or approximately $1,466,000 from $3,717,583 in fiscal 2004 to $5,183,785 in fiscal 2005.

During fiscal 2005, an Accounts Receivable reserve of $2,500,000 was expensed into General and Administrative expenses. No such reserve was expensed in fiscal 2004. Excluding the increase due to the $2,500,000 receivable reserve, the General and Administrative expense decrease of $934,000 or 25% is primarily due to:

i. a decrease of $479,000 in non cash expenses paid in stock warrants to $0 in 2005.

ii. a decrease of $260,000 for compensation expense recorded in 2004 for the modification of employee stock options exercised on a cashless basis to $0 in 2005.

iii. a decrease in SEC and shareholder related costs of $35,000 from $140,000 in 2004 to $105,000 in 2005. In 2004 there were two shareholder meetings vs. one meeting in 2005.

iv. a net decrease in rent and facilities related costs of $162,000 from $914,000 to $752,000 due to increased allocations of overhead costs to manufacturing of $222,000 offset partially by an increased deferred rent charge allocated to G&A of $60,000.

v. A decrease of $97,000 from $1,924,000 in 2004 to $1,827,000 for other G&A expenses. The increase is the result of a net increase of $174,000 in salaries and consulting fees due to higher headcounts and consulting expense in Finance and Accounting related to Sarbanes Oxley compliance and system enhancements, an increase of $32,000 for general corporate insurance, and offset by a $305,000 decrease in travel expenditures resulting from lower travel activities.

The increase of approximately $2,850,000 from 2003 to 2004 is due to:

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

LEGAL, PROFESSIONAL, AND CONSULTING: Legal, Professional, and Consulting expenses consist of legal fees paid to outside attorneys for litigation and general corporate purposes both in cash and in common stock valued at fair market value upon date of issuance, fees paid to external auditors and accountants, costs associated with financing arrangements including finders fees and financing costs, and compensation expense related to variable accounting treatment of a decrease in the exercise price of warrants granted. Legal settlements are now segregated on a separate line item.

Legal, Professional and Consulting expenses increased 349% or $4,703,000 from $1,348,430 in fiscal 2003 to $6,051,568 in fiscal 2004 and decreased 14% or approximately $846,000 from fiscal 2004 to $5,205,605 in fiscal 2005.

The 2004 to 2005 decrease was primarily due to decreases in non-cash equity related expenses offset by higher cash expenses for litigation and SEC related work and is due to:

i. A decrease from $1,540,000 in 2004 to $0 in 2005 for non-cash compensation expense relating to the modification of warrants granted in December, 2003 and resulting from reduction in exercise price effective June, 2004.

ii. A decrease of $1,190,000 to $0 in 2005 for issuance of Common stock in payment of legal fees related to attorney services for litigation and general corporate counsel.

iii. A decrease of $370,000 from $738,000 in 2004 to $368,000 in 2005 relating to the Debenture financing fees. The 2004 fees related to the $15,000,000 financing and the 2005 fees related to the modification of the financing fees.

iv. A decrease from $1,067,000 to $0 in 2005 for warrants expensed in 2004 related to services performed in 2004.

v. An increase from $0 to $2,009,000 in 2005 for the warrants granted in conjunction with the modification of the $15,000,000 Debentures related to the release of the $10,000,000 in restricted cash.

vi. An increase of $1,158,000 from $935,000 in 2004 to $2,093,000 in 2005 for litigation legal expenses and related litigation costs associated with the defense of the Acquvest, Ascendiant, and other litigation activities that were paid or payable in cash. The increase was due to increased litigation activities throughout 2005.

vii. An increase of $281,000 from $455,000 in 2004 to $736,000 in 2005 for general, SEC, audit, and related accounting professional fees. The increase was related to additional fees and costs associated with our Form S-1 filing in August, 2005.

viii. A decrease of $127,000 to $0 in 2005 for deferred stock compensation charges related to stock options issued prior to 2002 and now fully vested.

The increase of approximately $4,713,000 from 2003 to 2004 is due to increases of $2,360,000 for non-cash expenses and $2,238,000 for expenses paid in cash as follows:

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

iii. An increase of $399,000 from $791,000 in 2003 to $1,190,000 in 2004 for issuance of Common stock in payment of legal fees related to attorney services for litigation and general corporate counsel.

iv. A decrease of $141,000 from $269,000 in 2003 to $128,000 in 2004 for compensation expense relating to the amortization of deferred compensation expense recorded in prior years that resulted from issuances of options at exercise prices below the fair market price at the date of grant.

v. An increase of $924,000 from $209,000 in 2003 to $1,133,000 in 2004 for legal fees related to litigation and corporate counsel payable in cash.

vi. An increase of $738,000 from $0 in 2003 for financing fees payable in cash relating to the $15,000,000 Convertible Debenture offering in August of 2004.

vii. An increase of $238,000 from $17,000 in 2003 to $255,000 in 2004 for audit and accounting fees paid.

PRODUCT DEVELOPMENT: Product development expenses consist primarily of salaries, consulting fees, materials, tools, and related expenses for work performed in designing and development of manufacturing processes for the Company's products. Product Development expenses increased $15,000 or 1% from $3,243,475 in fiscal 2003 to $3,258,055 in fiscal 2004 and increased $2,156,000 or 66% to $5,413,787 in fiscal 2005.

The increase from 2004 to 2005 of $2,156,000 is due primarily to increased R&D efforts related to bringing our production of Composite Core and related hardware products on-line throughout the year including increased headcount, tools, equipment, and materials and additional overhead costs as follows:

a. An increase of $1,692,000 from $1,939,000 in 2004 to $3,631,000 for increased personnel costs payable in cash including salaries, employee benefits, consulting fees, travel, office supplies, and other general corporate expenses related to increased headcounts in the product development, quality control, and manufacturing efforts charged to product development.

b. An increase of $560,000 from $341,000 in 2004 to $901,000 in 2005 for equipment, materials, tools, and parts associated with the build out and development of our pultrusion equipment now in production.

c. An increase of $271,000 from $362,000 in 2004 to $633,000 in 2005 for allocated overhead related to product development efforts. Included in this allocation is approximately $88,000 in deferred rent charges that are non-cash in nature.

d. A decrease of $378,000 to $0 in 2005 for product development consulting paid in stock.

e. A decrease of $68,000 to $0 in 2005 for compensation charges related to modifications of stock options in 2004.

f. An increase of $79,000 from $170,000 in 2004 to $249,000 in 2005 related to deferred stock compensation charges related to options granted in fiscal 2002.

The increase from 2003 to 2004 of $15,000 is due primarily to:

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

SALES AND MARKETING: Sales and marketing expenses consist primarily of salaries, consulting fees, materials, travel, and other expenses performed in marketing, sales, and business development efforts for the Company. Sales and marketing expenses increased 92% or $825,822 from $897,735 in 2003 to $1,723,557 in 2004 and decreased $601,768 or 35% to $1,121,789 in 2005. Prior to 2004,
substantially all sales and marketing expenses were due to the fair value of common stock issued in exchange for public relations and business development efforts. Beginning in 2004, additional staff were hired, consultants engaged, and other marketing costs were incurred as the Company began efforts to sell and market the Company's products.

The decrease of $602,000 from 2004 to 2005 is attributable to non-cash equity compensation expenses in 2004 that were not issued in 2005 offset by increased cash costs associated with bringing our Composite Core products to market.

The expense decrease of $602,000 from 2004 to 2005 was due to:

a. A decrease of $746,000 to $0 in 2005 for consulting services paid in common stock or in warrants and valued at the fair value of the warrants or stock.

b. An increase of $284,000 from $821,000 in 2004 to $1,115,000 in 2005 for increased personnel costs payable in cash including salaries, employee benefits, commissions, consulting fees, travel, office supplies, allocated overhead, and other general corporate expenses related to increased headcounts in the business development, sales and marketing departments.

c. A decrease of $123,000 from $130,000 in 2004 to $7,000 in 2005 for printed sales and marketing literature and materials.

d. A decrease of $16,000 to $0 in 2005 for compensation charges related to the modification of stock options in 2004.

We anticipate increased spending on our sales and marketing efforts as we continue to bring our Composite products to market.

The expense increase of $826,000 from 2003 to 2004 is due primarily to:

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

DEPRECIATION: Depreciation expense consists of depreciation related to the depreciation and amortization of the Company's capitalized assets. The increase from $18,569 for fiscal 2003 to $153,039 for fiscal 2004 and $559,084 is due to an increasing asset base from 2003 to 2004 and 2005.

REORGANIZATION EXPENSE - BANKRUPTCY: Reorganization expense - Bankruptcy consists of legal and bankruptcy related expenses, primarily our outside bankruptcy counsel, our trade payables committee counsel that we are required to fund, and bankruptcy related consultants, court costs, US Trustee fees, and other bankruptcy related costs. We had no similar costs in 2004 or 2003. See also bankrupty and litigation section below and the bankruptcy and litigation footnote disclosures.

INTEREST EXPENSE: Interest expense consists of interest paid and payable on the Company's capital lease obligations, the cash interest payable on the $15,000,000 6% Convertible Debentures, and the amortization of the Convertible Debenture discount recorded for the value of the warrants issued in conjunction with the Convertible Debentures. The increase to $408,898 in 2004 from $0 in 2003 is due to the placement of both the Convertible Debentures and the Capital Lease Obligations during August, 2004. The Company had no debt recorded throughout fiscal 2003. The increase of $1,830,336 or 447% to $2,239,234 in 2005 is due to both the August, 2004 debentures and the capital lease obligations being in existence for an entire year in 2005. See also reorganization item below.

INTEREST INCOME Interest income increased from $0 in 2003 to $13,897 in 2004 and $59,992 in 2005. The increases for 2004 and 2005 over prior years' balances were due to interest earned on higher cash balances.

REORGANIZATION EXPENSES AND ITEMS:

Bankruptcy legal fees: Under bankruptcy accounting, we are required to segregate the legal and professional fee expenses related to the bankruptcy filing. During fiscal 2005, we incurred $1,275,693 in bankruptcy related expenses. We incurred no bankruptcy related professional fees in either fiscal 2004 or 2003.

Carrying value adjustment of convertible debt: The $4,831,970 reorganization item relates to the acceleration of the remaining unamortized balance of the $15 million convertible debt discount. Under bankruptcy accounting, as of the date of the bankruptcy filing, all liabilities are required to be adjusted to their expected settlement amount. We determined on May 5, 2005 that we expected to pay the convertible debentures at 100% of their principal balance of $15,000,000 as of that date. We had previously recorded a discount to our $15 million convertible debt in the amount of $6,364,063 and had amortized $265,169 in fiscal 2004 and $1,266,924 in fiscal 2005 through the bankruptcy filing date of May 5, 2005. We had no similar expenses in either fiscal 2004 or 2003.

LITIGATION AND BANKRUPTCY RELATED CLAIMS SETTLEMENTS: Under bankruptcy accounting, we are required to record accruals of expected settlements and estimates of settlements that remained unresolved as of year end.

We recorded $14,464,417 in expenses related to such settlements as follows in fiscal 2005:

1) $12,675,000 recorded for an estimate of the Acquvest litigation settlement approved by the bankruptcy court subsequent to year end and paid in 6,500,000 shares of Common Stock in fiscal 2006. The estimate was made using the closing market price of the company stock of $1.95 on the day prior to settlement date


2) $1,396,000 recorded for the settlement of the Ascendiant litigation consisting of $200,000 in cash and 650,000 shares of common stock valued at $1.84 per share, the closing market price on the trading day prior to the settlement date.

3) $45,500 recorded for the settlement of the Shields litigation consisting of 25,000 shares of common stock valued at $1.82 per share, the closing market price on the trading day prior to the settlement date.

4) $100,000 recorded for the settlement of the J.P. Turner litigation settled and paid in May, 2005.

5) $128,292 recorded for the settlement of an employment related claim consisting of 87,301 shares of common stock valued at $1.47 per share, the closing market price on the trading day prior to the settlement date.

6) $65,000 recorded for the estimate of amounts payable on the two remaining unresolved claims consisting of one claim related to calendar year 2004 workers compensation insurance and one claim related to 2004 marketing consulting services.

7) $54,625 recorded for the estimate of a settlement of a dispute with a professional corporation to be settled upon the approval of the Bankruptcy Court, which was obtained in November, 2005, by extending by one year the options to purchase 150,000 shares, 50,000 options at $1.75 per share and 100,000 options at $2.00 per share. The fair value estimate was calculated under SFAS 123R since the dispute was expected to be settled in fiscal 2006 and is described in greater detail in footnote 10.

We recorded $739,000 in expenses related to litigation settlements in 2004 as follows:

1) $575,000 recorded for the settlement of the Nikoley litigation in July, 2004 for the issuance of 575,000 shares of common stock valued at $1.00 per share.

2) $164,000 recorded for the settlement of the Cope litigation in August, 2004 for the issuance of 100,000 shares of common stock valued at $1.64 per share.

We recorded $105,500 in expenses related to litigation settlements in 2003 as follows:

1) $93,750 recorded for settlement of the TTC and Goldsworthy litigation in February, 2003 for 1,500,000 shares of common stock valued at $0.0625 per share.

2) $13,750 recorded for settlement of a legal dispute for 50,000 Series K warrants issued in April, 2003 valued at a fair value of $11,750.

See also litigation and subsequent events footnotes.

INCOME TAXES We made no provision for income taxes for the year ending September 30, 2005 and 2004 due to net losses incurred. We have determined that due to our continuing operating losses as well as the uncertainty of the timing of profitability in future periods, we should fully reserve our deferred tax assets. As of September 30, 2005, our deferred tax assets continued to be fully reserved. We will continue to evaluate, on a quarterly basis, the positive and negative evidence affecting our ability to realize our deferred tax assets.

Net Loss

Our net loss increased to $40.2 million from $14.7 million for the years ended September 30, 2005 and 2004 respectively.

The net loss increase of $25.5 million is due to:

o     A decrease in Gross Margin of $1.8 million from 2004 to 2005,

o     An increase in Operating Expenses of $3.4 million from 2004 to 2005

o     An increase in Other Expenses of $20.3 million from 2004 to 2005

Gross Margin: The Gross Margin decrease is due to a change in product mix. In 2004, we had one consulting contract for $2.5 million in revenue resulting in $2.2 million in gross margin with no revenues from our Composite Core products. In 2005, our revenues were derived solely from our ACCC cable products and consisted of $1.0 million in revenue at approximately 36% gross margin or $358,000 in gross margin.

Operating Expenses: In 2004, a substantial amount of the Company's operating expenses were the result of the issuance of company stock or stock derivatives at fair value. In 2005, this practice was significantly reduced.

The increase in operating expenses of $3.5 million consists of "cash basis" increases from 2004 to 2005 of $4.8 million and "non cash" expense decreases of $1.3 million. "Cash basis" changes include: a $1.3 million increase for Bankruptcy related legal and other costs, a $2.5 million increase in personnel and related overhead and materials cost increases related to production ramp up and increased sales & marketing efforts, a $1.4 million increase in legal and accounting related to increased litigation and SEC activity, and a decrease in finance fees of $0.4 million. "Non-cash" decreases consisted of a $3.9 million decrease in legal and consulting expenses for stock and warrant issuances at fair value and $1.9 million decrease in compensation charges related to option and warrant modifications, offset by a $2.0 million charge for warrants issued to release the $10M in restricted cash and a $2.5 million charge to fully reserve the 2004 receivable.

Other Expenses: The increase in other expenses is due to litigation settlements of $13.7 million, a the carrying value adjustment of $4.8 million related to our Bankruptcy filing, and $1.8 million in increased interest expense on our $15.0 million debentures and our capital leases.

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

OFF BALANCE SHEET ARRANGEMENTS

We do not have any off balance-sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt. Additionally, we are not a party to any derivative contracts or synthetic leases.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table summarizes our contractual obligations (including interest expense) and commitments as of September 30, 2005:

Contractual                                 Less than                               More than
Obligations                      Total        1 Year      1-3 Years    3-5 Years     5 Years
---------------------------   -----------   ----------   -----------   ----------   ----------
Long-Term Debt Obligations    $13,007,146   $1,082,381   $11,436,046           --           --

Capital Lease Obligations     $   955,483   $  481,292   $   474,191           --           --

Operating Lease Obligations   $ 5,464,935   $  965,980   $ 2,045,489   $2,175,548   $  277,918

NEW ACCOUNTING PROUNOUNCEMENTS

Share-Based Payment: On December 16, 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of Statement 123. Statement 123(R) supersedes Opinion 25, and amends FASE Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) generally requires share-based payments to employees, including grants of employee stock options and purchases under employee stock purchase plans, to be recognized in the statement of operations based on their fair values. Pro forma disclosure of fair value recognition will no longer be an alternative.

Statement 123(R) permits public companies to adopt its requirements using one of two methods:

Modified prospective method: Compensation cost is recognized beginning with the effective date of adoption (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date of adoption and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of adoption that remain unvested on the date of adoption.

Modified retrospective method: Includes the requirements of the modified prospective method described above, but also permits restatement using amounts previously disclosed under the pro forma provisions of Statement 123 either for
(a) all prior periods presented or (b) prior interim periods of the year of adoption.

On April 14, 2005, the Securities and Exchange Commission announced that the Statement 123(R) effective transition date will be extended to annual periods beginning after June 15, 2005. We expect to adopt this new standard on October 1, 2005, using the modified prospective method.

Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under current accounting rules. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. Total cash flow will remain unchanged from cash flow as it would have been reported under prior accounting rules.

As permitted by Statement 123, we currently account for share-based payments to employees using Opinion 25's intrinsic value method. As a consequence, we generally recognize no compensation cost for employee stock options and purchases under our Employee Stock Purchase Plan. Although the adoption of Statement l23(R)'s fair value method will have no adverse impact on our balance sheet or total cash flows, it will affect our net income and diluted earnings per share. The actual effects of adopting Statement 123(R) will depend on numerous factors including the amounts of share-based payments granted in the future, the valuation model we use to value future share-based payments to employees and estimated forfeiture rates. See Stock-Based Compensation, above, for the effect on reported net income and earnings per share if we had accounted for our stock option and stock purchase plans using the fair value recognition provisions of Statement 123.

Exchanges of Nonmonetary Assets: On December 16, 2004, the FASB issued Statement No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions, Statement 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. Statement 153 is effective for nonmonetary asset exchanges beginning in our second quarter of fiscal 2006. We do not believe adoption of Statement 153 will have a material effect on our consolidated financial position, results of operations or cash flows.

Accounting Changes and Error Corrections: On June 7, 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. Statement 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles were required recognition via a cumulative effect adjustment within net income of the period of the change. Statement 154 requires retrospective application to prior periods' financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Statement 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. We do not believe adoption of Statement 154 will have a material effect on our consolidated financial position, results of operations or cash flows.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Our exposure to market risk relates primarily to our cash balances and the effect that changes in interest rates have on the interest earned on that portfolio. Our convertible debentures bear a fixed rate of interest.

As of September 30, 2005 we did not hold any derivative financial instruments for speculative or trading purposes. The primary objective of our investment activities is the preservation of principal while maximizing investment income and minimizing risk. As of September 30, 2005, we had $0.8 million in cash, cash equivalents and short-term investments that mature in twelve months or less. Due to the short duration of these financial instruments, we do not expect that a change in interest rates would result in any material loss to our investment portfolio.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                            Page

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM REPORTS                         62


Composite Technology Corporation and Subsidiaries Debtor In
Possession Consolidated Financial Statements

Consolidated Balance Sheet (Unaudited) As of September 30, 2005 and
  September 30, 2004                                                          66

Consolidated Statement of Operations For the Years Ended September 30,
  2005, 2004, and 2003                                                        68

Consolidated Statement of Shareholders Equity for the Years Ended
  September 30, 2005, 2004 (restated), and 2003                               70

Consolidated Statement of Cash Flows for the Years Ended
  September 30, 2005, 2004 (restated), and 2003                               74

Supplemental Schedule for Non Cash Financing Activities                       76

Notes to the Consolidated Financial Statements                                77

             Report of Independent Registered Public Accounting Firm

To the Board of Directors
Composite Technology Corporation
Irvine, California

We have audited the consolidated balance sheets of Composite Technology Corporation and subsidiaries as of September 30, 2005 and 2004, and the related consolidated statements of operations, shareholders' deficit and cash flows for each of the three years in the period ended September 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Composite Technology Corporation and subsidiaries as of September 30, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2005, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has suffered recurring losses from operations and its total liabilities exceeds its total assets. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Composite Technology Corporation and subsidiaries' internal control over financial reporting as of September 30, 2005, based on "criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our report dated December 7, 2005 expressed an unqualified opinion on management's assessment of the effectiveness of Composite Technology Corporation's internal control over financial reporting and an opinion that Composite Technology Corporation had not maintained effective internal control over financial reporting as of September 30, 2005 based on "criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)."

/s/ Singer Lewak Greenbaum & Goldstein LLP
------------------------------------------
SINGER LEWAK GREENBAUM & GOLDSTEIN LLP
Los Angeles, California
December 7, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Composite Technology Corporation
Irvine, California

We have audited management's assessment, included in the accompanying "Management's Report on Assessment of Internal Control Over Financial Reporting", included in item 9A, that Composite Technology Corporation did not maintain effective internal control over financial reporting as of September 30, 2005, because of the effect of material weaknesses identified in management's assessment, based on "criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)." Composite Technology Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management's assessment:

Entity level Processes and weaknesses. As of September 30, 2005, the following material weaknesses existed related to general processes and weaknesses for the entity taken as a whole:

      o Proper segregation of duties and inadequate training did not exist as well as an inadequate number of accounting and finance staff at fiscal year end.

      o The Company did not have an Audit Committee, a Compensation Committee, and did not designate a financial expert on the Board of Directors and the Company only had a two person non-independent Board of Directors during the year.

      o The Company did not have an independent internal audit function due to the small size of the organization.

These material weaknesses related to the entity as a whole and affect all of the significant accounts and could result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

Information Technology Controls (ITCs). ITCs are policies and procedures that relate to many applications and support the effective functioning of application controls by helping to ensure the continued proper operation of information systems. ITCs include four basic information technology (IT) areas relevant to internal control over financial reporting: program development, program changes, computer operations, and access to programs and data. As of September 30, 2005, a material weakness existed relating to our information technology general controls, including ineffective controls relating to:

      o Access to programs and data including (1) user administration, (2) application and system configurations, and (3) periodic user access validation

Inventory Processes. As of September 30, 2005, the following material weaknesses existed related to ineffective controls over our inventory processes:

      o Perpetual Inventory records: Ineffective controls to (a) accurately record the raw materials inventory moved out of inventory stores and into manufacturing production and later into finished goods, (b) accurately record manufacturing variances, (c) accurately track inventory movement and manage inventory held in offsite locations.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 financial statements, and this report does not affect our report dated December 7, 2005 on those financial statements.

In our opinion, management's assessment that Composite Technology Corporation did not maintain effective internal control over financial reporting as of September 30, 2005, is fairly stated, in all material respects, based on "criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)." Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Composite Technology Corporation has not maintained effective internal control over financial reporting as of September 30, 2005, based on "criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)."


/s/ Singer Lewak Greenbaum & Goldstein LLP
------------------------------------------
SINGER LEWAK GREENBAUM & GOLDSTEIN LLP
Los Angeles, CA
December 7, 2005

                          PART 1 - FINANCIAL STATEMENTS
                        COMPOSITE TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                              DEBTOR IN POSSESSION
                           CONSOLIDATED BALANCE SHEETS

                                                      September 30,    September 30,
                                                           2005             2004
                                                      -------------    -------------
ASSETS                                                                   Restated
CURRENT ASSETS
Cash and cash equivalents                             $     807,815    $   2,930,615
Restricted Cash                                                  --       10,010,060
Accounts receivable, net of reserve of
  $2,500,000 and $0                                          56,998        2,501,994
Inventory                                                 1,233,334          788,799
Prepaid expenses and other current asset                    395,978          378,052
                                                      -------------    -------------

Total current assets                                      2,494,125       16,609,520

PROPERTY AND EQUIPMENT, net                               2,765,609        1,253,123
OTHER ASSETS                                                511,581          218,600
                                                      -------------    -------------
TOTAL ASSETS                                          $   5,771,315    $  18,081,243
                                                      =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts Payable                                      $   2,315,214    $   1,841,535
Accrued Payroll                                             131,803          122,621
Accrued officer compensation                                     --          264,561
Accrued Interest                                            341,469               --
Due to Affiliate                                             97,200               --
Deferred revenue                                            621,748          564,750
Liabilities subject to compromise                         1,625,520               --
Deferred gain on sale of fixed assets                        19,052           49,569
Deferred rent                                               170,294               --
Accrued litigation settlements - See note 9              14,244,792               --
Lease obligation - current                                  403,191          251,782
                                                      -------------    -------------

Total current liabilities                                19,970,283        3,094,818

LONG TERM LIABILITIES
Convertible notes, net of unamortized discount
  of $0 and $6,098,894                                   10,860,442        8,901,106
Lease obligation - long-term                                444,696          482,600
                                                      -------------    -------------

Total long-term liabilities                              11,305,138        9,383,706
                                                      -------------    -------------

Total Liabilities                                     $  31,275,421    $  12,478,524
                                                      -------------    -------------



SHAREHOLDERS' EQUITY

Common stock, $.001 par value 200,000,000
  shares authorized 118,744,359 and 110,841,320
  issued and outstanding                                    118,744          110,841

Deferred compensation - stock options                      (114,250)        (362,925)
Additional paid-in capital                               41,094,162       32,294,159
Retained Deficit                                        (66,602,763)     (26,439,356)
                                                      -------------    -------------

Total shareholders' equity (Deficit)                    (25,504,106)       5,602,719
                                                      -------------    -------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $   5,771,315    $  18,081,243
                                                      =============    =============

The accompanying notes are an integral part of these financial statements

                        COMPOSITE TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                              DEBTOR IN POSSESSION
                    CONSOLIDATED STATEMENT OF OPERATIONS FOR
               THE YEARS ENDED SEPTEMBER 30, 2005, 2004, AND 2003

                                                           For the Year ended September 30,
                                                          2005           2004          2003
                                                      -----------    -----------    ----------
                                                                     (restated)
Revenue
  Product Sales                                         1,008,970             --            --
  Consulting Revenue
                                                               --      2,500,000            --
                                                      -----------    -----------    ----------
Total Revenue                                           1,008,970      2,500,000            --

Cost of product sold                                      650,563             --            --
Cost of consulting revenue                                     --        314,548            --
                                                      -----------    -----------    ----------
Gross Profit                                              358,407      2,185,452            --

OPERATING EXPENSES
Officer Compensation                                      297,068        845,000       270,000
General and administrative                              5,183,785      3,717,583       867,543
Legal, professional & consulting                        5,205,605      6,051,568     1,348,430
Research and development                                5,413,787      3,258,055     3,243,475
Sales and Marketing                                     1,121,789      1,723,557       897,735
Depreciation                                              559,084        153,039        18,569
Reorganization Expense - Bankruptcy legal fees          1,275,693             --            --
                                                      -----------    -----------    ----------
Total operating expenses                               19,056,811     15,748,802     6,645,752
                                                      -----------    -----------    ----------
LOSS FROM OPERATIONS                                  (18,698,404)   (13,563,350)   (6,645,752)
                                                      -----------    -----------    ----------
OTHER INCOME /  EXPENSE
Interest expense                                       (2,239,234)      (408,898)           --
Interest income                                            59,992         13,897            --
Gain on sale of assets                                     11,626          9,476            --
Reorganization item - adjustment to Carry value of
  Convertible Debentures                               (4,831,970)            --            --
Carrying value impairment adjustment on investments
  in other companies                                       (1,000)            --            --
Litigation and bankruptcy claims settlements          (14,464,417)      (739,000)     (105,500)
                                                      -----------    -----------    ----------
Total other income / expense                          (21,465,003)    (1,124,525)     (105,500)
                                                      -----------    -----------    ----------
NET LOSS                                              (40,163,407)   (14,687,875)   (6,751,252)

Preferred Stock Dividends                                      --             --        20,000
                                                      -----------    -----------    ----------
Net Loss available to common Shareholders             (40,163,407)   (14,687,875)   (6,771,252)

                        COMPOSITE TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                              DEBTOR IN POSSESSION
                    CONSOLIDATED STATEMENT OF OPERATIONS FOR
          THE YEARS ENDED SEPTEMBER 30, 2005, 2004, AND 2003, Continued

BASIC AND DILUTED LOSS PER SHARE
Loss per Share                                        ($     0.35)   ($     0.14)   ($    0.07)
Preferred Stock Dividend                                       --             --            --
                                                      -----------    -----------    ----------
TOTAL BASIC AND DILUTED LOSS PER SHARE
  AVALIABLE TO COMMON SHAREHOLDERS                    ($     0.35)   ($     0.14)   ($    0.07)
                                                      -----------    -----------    ----------
WEIGHT-AVERAGE COMMON SHARES OUTSTANDING              114,384,274    103,168,626    87,132,657
                                                      ===========    ===========    ==========

                COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                              DEBTOR IN POSSESSION
               CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT FOR
          THE YEARS ENDED SEPTEMBER 30, 2005, 2004 (RESTATED), AND 2003

                                                 Convertible                                                      Common
                                                Preferred Stock                      Common Stock                  Stock
                                             Shares         Amount             Shares            Amount          Committed
                                            -------       -----------       -------------       ---------       -----------
Balance at September 30, 2002                 1,320       $         1          73,174,929       $  73,715                --

Issuance of common stock for
  Cash at a price of $0.18 per share
  with 64,000 detachable Series A
  warrants valued at $732 and 32,000
  detachable Series B warrants
  valued at $0                                   --                --              64,000              64                --
  Cash at a price of $0.10 per share
  with 2,954,000 detachable Series E
  warrants with an exercise price of
  $0.25 valued at $0.058 per warrant             --                --           2,954,000           2,954                --
  Cash at a price of $0.25 per share
  with 3,465,500 detachable Series H
  warrants with an exercise price of
  $.50 valued at $0.103 per warrant              --                --           3,465,500           3,465                --
  Cash at a price of $0.25 per share
  with 1,600,000 detachable Series I
  warrants with an exercise price of
  $0.50 valued at $0.191 per warrant             --                --           1,600,000           1,600                --
  Cash at a price of $0.25 per share
  with 500,000 detachable Series N
  warrants with an exercise price of
  $0.50 valued at $0.258 per warrant             --                --             500,000             500                --
  Cash at a price of $0.30 per share
  with 83,335 detachable Series O
  warrants with an exercise price of
  $0.60 valued at $0.263 per warrant             --                --             166,670             167                --
  Cash at a price of $0.40 per share
  with 665,000 detachable Series P
  warrants with an exercise price of
  $0.80 valued at $1.212 per warrants            --                --           3,325,000           3,325                --
  Cash at a price of $0.65 per share             --                --              88,462              89                --
  Cash at a price of $0.90 per share             --                --              27,778              28                --
  Cash at a price of $1.00 per share             --                --             195,000             195                --

  Fair value of services
  rendered - Legal fees                          --                --           2,265,000           2,265                --
  Fair value of services
  rendered - R&D                                 --                --           4,313,900           4,314                --
  Fair value of services
  rendered - Marketing                           --                --           1,875,000           1,875                --
  Fair value of services
  rendered - Financial Services                  --                --             300,000             300                --
                                                               Deferred
                                           Subscription      Compensation       Additional          Accumulated
                                            Receivable       Stock Options    paid-in capital        deficit             Total
                                            -----------      -------------    ---------------      ------------       ------------
Balance at September 30, 2002               $        --       $(1,234,395)         5,213,430       $ (5,025,625)      $   (972,774)

Issuance of common stock for
  Cash at a price of $0.18 per share
  with 64,000 detachable Series A
  warrants valued at $732 and 32,000
  detachable Series B warrants
  valued at $0                                       --                --             11,456                 --       $     11,520
  Cash at a price of $0.10 per share
  with 2,954,000 detachable Series E
  warrants with an exercise price of
  $0.25 valued at $0.058 per warrant                 --                --            292,446                 --       $    295,400
  Cash at a price of $0.25 per share
  with 3,465,500 detachable Series H
  warrants with an exercise price of
  $.50 valued at $0.103 per warrant                  --                --            712,910                 --       $    716,375
  Cash at a price of $0.25 per share
  with 1,600,000 detachable Series I
  warrants with an exercise price of
  $0.50 valued at $0.191 per warrant                 --                --            373,400                 --       $    375,000
  Cash at a price of $0.25 per share
  with 500,000 detachable Series N
  warrants with an exercise price of
  $0.50 valued at $0.258 per warrant                 --                --            124,500                 --       $    125,000
  Cash at a price of $0.30 per share
  with 83,335 detachable Series O
  warrants with an exercise price of
  $0.60 valued at $0.263 per warrant                 --                --             49,834                 --             50,001
  Cash at a price of $0.40 per share
  with 665,000 detachable Series P
  warrants with an exercise price of
  $0.80 valued at $1.212 per warrants                --                --          1,326,675                 --       $  1,330,000
  Cash at a price of $0.65 per share                 --                --             57,411                 --       $     57,500
  Cash at a price of $0.90 per share                 --                --             24,972                 --       $     25,000
  Cash at a price of $1.00 per share                 --                --            194,805                 --       $    195,000

  Fair value of services
  rendered - Legal fees                              --                --            980,820                 --       $    983,085
  Fair value of services
  rendered - R&D                                     --                --          1,737,726                 --       $  1,742,040
  Fair value of services
  rendered - Marketing                               --                --          1,308,121                 --       $  1,309,996
  Fair value of services
  rendered - Financial Services                      --                --             67,792                 --       $     68,092

   The accompanying notes are an integral part of these financial statements.

                COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                              DEBTOR IN POSSESSION
               CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT FOR
    THE YEARS ENDED SEPTEMBER 30, 2005, 2004 (RESTATED), AND 2003, CONTINUED

                                                 Convertible                                                      Common
                                                Preferred Stock                      Common Stock                  Stock
                                             Shares         Amount             Shares            Amount          Committed
                                            -------       -----------       -------------       ---------       -----------
  Offering Costs                                 --                --             750,000             750                --
  Legal Settlement                               --                --           1,500,000           1,500                --
  Forgiveness to debt                            --                --             300,000             300                --

Issuance of warrants for
  Legal settlement                               --                --                  --              --                --
  Services rendered - R&D                        --                --                  --              --                --
  Offering cost                                  --                --                  --              --                --

Offering Costs paid in Cash                      --                --                  --              --                --

Common stock committed for
  Cash                                           --                --                  --              --           100,000
  Exercised Options                              --                --                  --              --            15,000
  Exercised of warrants                          --                --                  --              --            79,375

Issuance of Common stock pursuant to
subscription relievable
                                                 --                --           4,400,000           4,400                --

Recognition of deferred compensation
expense                                          --                --                  --              --                --

Preferred stock dividend                         --                --                  --              --                --

Preferred stock converted to common
stock issued                                   (320)               --             207,576             208                --

Net Loss                                         --                --                  --              --                --

                                            -------       -----------       -------------       ---------       -----------
Balance at September 30, 2003                 1,000       $         1         102,012,815       $ 102,014       $   194,375
                                            -------       -----------       -------------       ---------       -----------
                                                               Deferred
                                           Subscription      Compensation       Additional          Accumulated
                                            Receivable       Stock Options    paid-in capital        deficit             Total
                                            -----------      -------------    ---------------      ------------       ------------
  Offering Costs                                     --                --            213,000                 --            213,750
  Legal Settlement                                   --                --             92,250                 --             93,750
  Forgiveness to debt                                --                --             42,801                 --             43,101

Issuance of warrants for
  Legal settlement                                   --                --             11,750                 --             11,750
  Services rendered - R&D                            --                --             61,250                 --             61,250
  Offering cost                                      --                --             20,600                 --             20,600

Offering Costs paid in Cash                          --                --           (251,350)                --           (251,350)

Common stock committed for
  Cash                                               --                --                 --                 --            100,000
  Exercised Options                                  --                --                 --                 --             15,000
  Exercised of warrants                              --                --                 --                 --             79,375

Issuance of Common stock pursuant to
subscription relievable
                                             (1,150,000)               --          1,095,600                 --            (50,000)

Recognition of deferred compensation
expense                                              --           572,549                 --                 --            572,549

Preferred stock dividend                             --                --                 --            (20,000)           (20,000)

Preferred stock converted to common
stock issued                                         --                --               (208)                --                 --

Net Loss                                             --                --                 --         (6,751,252)        (6,751,252)

                                            -----------       -----------       ------------       ------------       ------------
Balance at September 30, 2003               $(1,150,000)      $  (661,746)      $ 13,761,991       $(11,796,877)      $    449,758
                                            -----------       -----------       ------------       ------------       ------------

    The accompanying notes are an integral part of these financial statements

                COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                              DEBTOR IN POSSESSION
               CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT FOR
    THE YEARS ENDED SEPTEMBER 30, 2005, 2004 (RESTATED), AND 2003, CONTINUED

                                                 Convertible                                                      Common
                                                Preferred Stock                      Common Stock                  Stock
                                             Shares         Amount             Shares            Amount          Committed
                                            -------       -----------       -------------       ---------       -----------
Issuance of common stock for
  Cash at a price of $0.40 per share
  with 120,000 detachable Series P
  warrants with an exercise price of
  $0.80 valued at $1.212 per warrant             --       $        --             600,000       $     600       $  (100,000)
  Cash at a price of $1.25 per share
  with 1,200,000 detachable warrants
  with an exercise price of $2.04
  valued at $1.212 per warrant                   --                --           2,400,000           2,400                --
  Cash at the price of $1.40 per share           --                --              89,360              88                --
  Cash pursuant to warrant exercises             --                --           6,718,555           6,718           (76,875)
  Cash pursuant to option exercises              --                --             370,000             370           (15,000)
  Cashless warrant exercises                     --                --              11,325              12                --
  Cashless options exercises                     --                --             237,220             237                --
  Fair value of facility rents                   --                --             140,160             140                --
  Fair value of services                         --                --           1,913,254           1,914                --
  Settlement of litigation                       --                --             675,000             675                --
Common Shares issued in exchange
for Preferred stock                          (1,000)               (1)            107,631             107                --
Issuance of warrants for:
  Inducement for early exercise
  of Series E warrants                           --                --                  --              --                --
  $15 million debenture offering                 --                --                  --              --                --
  Services                                       --                --                  --              --                --
Cancellation of Series I PPM Common
Shares previously issued                         --                --          (4,400,000)         (4,400)               --
Cancellation of Series I PPM
Warrants previously issued                       --                --                  --              --                --
Cancellation of shares previously
issued for Series B warrant exercises            --                --             (34,000)            (34)               --
Induced conversion of warrants
exercised on June 24, 2004 related
to Securities Purchase Agreement                 --                --                  --              --                --
Compensation expense related to
modification of stock option awards              --                --                  --              --                --
Recognition of deferred compensation
expense                                          --                --                  --              --                --
Committed Stock adjustment                       --                --                  --              --            (2,500)
Offering Costs paid in cash                      --                --                  --              --                --
Net Loss                                         --                --                  --              --                --
                                            -------       -----------       -------------       ---------       -----------
Balance at September 30, 2004                    --       $        --         110,841,320       $ 110,841       $        --
                                            -------       -----------       -------------       ---------       -----------
                                                                Deferred
                                            Subscription      Compensation       Additional          Accumulated
                                             Receivable       Stock Options    paid-in capital        deficit             Total
                                             -----------      -------------    ---------------      ------------       ------------
Issuance of common stock for
  Cash at a price of $0.40 per share
  with 120,000 detachable Series P
  warrants with an exercise price of
  $0.80 valued at $1.212 per warrant         $        --       $        --       $    239,400       $         --       $    140,000
  Cash at a price of $1.25 per share
  with 1,200,000 detachable warrants
  with an exercise price of $2.04
  valued at $1.212 per warrant                        --                --          2,997,600                 --          3,000,000
  Cash at the price of $1.40 per share                --                --            125,016                 --            125,104
  Cash pursuant to warrant exercises                  --                --          2,887,560                 --          2,817,403
  Cash pursuant to option exercises                   --                --             92,130                 --             77,500
  Cashless warrant exercises                          --                --                (12)                --                 --
  Cashless options exercises                          --                --               (237)                --                 --
  Fair value of facility rents                        --                --            147,028                 --            147,168
  Fair value of services                              --                --          2,576,132                 --          2,578,046
  Settlement of litigation                            --                --            738,325                 --            739,000
Common Shares issued in exchange
for Preferred stock                                   --                --               (107)            45,395             45,394
Issuance of warrants for:
  Inducement for early exercise
  of Series E warrants                                --                --            106,120                 --            106,120
  $15 million debenture offering                      --                --          6,364,063                 --          6,364,063
  Services                                            --                --          1,792,509                 --          1,792,509
Cancellation of Series I PPM Common
Shares previously issued                         259,600                --           (255,200)                --                 --
Cancellation of Series I PPM
Warrants previously issued                       840,400                --           (840,400)                --                 --
Cancellation of shares previously
issued for Series B warrant exercises                 --                --             (6,086)                --             (6,120)
Induced conversion of warrants
exercised on June 24, 2004 related
to Securities Purchase Agreement                      --                --          1,433,880                 --          1,433,880
Compensation expense related to
modification of stock option awards                   --                --            364,277                 --            364,277
Recognition of deferred compensation
expense                                               --           298,821                 --                 --            298,821
Committed Stock adjustment                        50,000                --             (9,800)                --             37,700
Offering Costs paid in cash                           --                --           (220,030)                --           (220,030)
Net Loss                                              --                --                 --        (14,687,874)       (14,687,874)
                                             -----------       -----------       ------------       ------------       ------------
Balance at September 30, 2004                $        --       $  (362,925)      $ 32,294,159       $(26,439,356)      $  5,602,719
                                             -----------       -----------       ------------       ------------       ------------

    The accompanying notes are an integral part of these financial statements

                COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT FOR
    THE YEARS ENDED SEPTEMBER 30, 2005, 2004 (RESTATED), AND 2003, CONTINUED

                                                 Convertible                                                      Common
                                                Preferred Stock                      Common Stock                  Stock
                                             Shares         Amount             Shares            Amount          Committed
                                            -------       -----------       -------------       ---------       -----------
Issuance of Common Stock for
  Cash pursuant to warrant exercise              --                --           3,546,910       $   3,547       $        --
  Cash pursuant to option exercises              --                --           1,480,000           1,480                --
  Cashless warrant exercises                     --                --             257,352             257                --
  Conversion of Convertible Debentures           --                --           2,478,777           2,479                --
  Fair value of Services                         --                --             150,000             150                --

Recognition of deferred compensation
expense                                          --                --                  --              --                --
Committed Stock adjustment                       --                --             (10,000)            (10)               --
Modification of option award                     --                --                  --              --                --
Issuance of warrants for services                --                --                  --              --                --
Issuance of warrants for debenture
modification                                     --                --                  --              --                --

Net Loss                                         --                --                  --              --                --
                                            -------       -----------       -------------       ---------       -----------
Balance at September 30, 2005                    --       $        --         118,744,359       $ 118,744       $        --
                                            -------       -----------       -------------       ---------       -----------
                                                              Deferred
                                          Subscription      Compensation       Additional          Accumulated
                                           Receivable       Stock Options    paid-in capital        deficit             Total
                                           -----------      -------------    ---------------      ------------       ------------
Issuance of Common Stock for
  Cash pursuant to warrant exercise        $        --       $        --       $  1,982,741       $         --       $  1,986,288
  Cash pursuant to option exercises                 --                --            293,520                 --            295,000
  Cashless warrant exercises                        --                --               (257)                --                 --
  Conversion of Convertible Debentures              --                --          4,137,079                 --          4,139,558
  Fair value of Services                            --                --            325,619                 --            325,769

Recognition of deferred compensation
expense                                             --           248,675                 --                 --            248,675
Committed Stock adjustment                          --                --                 10                 --                 --
Modification of option award                        --                --             54,625                 --             54,625
Issuance of warrants for services                   --                --             12,857                 --             12,857
Issuance of warrants for debenture
modification                                        --                --          1,993,809                 --          1,993,809

Net Loss                                            --                --                 --        (40,163,407)       (40,163,407)
                                           -----------       -----------       ------------       ------------       ------------
Balance at September 30, 2005              $        --       $  (114,250)      $ 41,094,162       $(66,602,763)      $(25,504,106)
                                           -----------       -----------       ------------       ------------       ------------

    The accompanying notes are an integral part of these financial statements

                        COMPOSITE TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                              DEBTOR IN POSSESSION
                    CONSOLIDATED STATEMENT OF CASH FLOWS FOR
          THE YEARS ENDED SEPTEMBER 30, 2005, 2004 (restated), AND 2003

                                                                Year Ending September 30,
                                                           2005            2004            2003
                                                       ------------    ------------    -----------
                                                                        (restated)

OPERATING ACTIVITIES

NET LOSS                                               $(40,163,407)   $(14,687,874)   $(6,751,252)
Accretion of deferred gain on PP&E                          (30,517)         (9,476)            --
Loss on Sale of fixed assets                                  6,872              --             --
Depreciation                                                559,084         153,039         18,569
Amortization of prepaid services originally paid in
common stock                                                     --         234,350         17,535
Inventory reserve expense                                   239,367              --             --
Interest on fixed conversion features                     1,266,924         265,169             --
Carrying Value adjustment for liabilities                 4,831,970              --             --
Compensation expense related to warrant modification             --       1,540,000             --
Issuance of common stock for services                       325,769       2,725,215      4,082,614
Issuance of common stock for legal settlement                    --         739,000         93,750
Issuance of warrants for legal settlement                        --              --         11,750
Comp expense for fair value of options                      248,675         298,821        572,549
Comp expense for modification of options                     54,626         364,277             --
Issuance of warrants for services                         2,006,666       1,792,510         81,850
Bad debt expense                                          2,500,000              --             --
Carrying Value impairment adjustments                         1,000              --             --
Deferred rent expense                                       170,294              --             --
Litigation and bankruptcy settlements                    14,455,792              --             --

CHANGES IN ASSETS / LIABILITIES
Inventory                                                  (672,028)       (788,799)            --
Accounts receivable                                         (55,004)     (2,501,994)            --
  Prepaids                                                  (18,926)       (485,750)       157,000
  Restricted Cash                                        10,010,060     (10,010,060)            --
  Other assets                                             (304,855)       (209,600)            --
  Accounts Payable                                          229,257       1,326,353       (497,093)
Deferred revenue                                             56,998         564,750             --
Accrued interest payable                                    430,755              --          3,250
  Accrued legal settlement                                       --        (145,600)       145,600
  Accrued Officer Comp                                           --         (38,870)       (20,309)
  Accrued professional fees                               1,314,037              --             --
  Accrued payroll                                               240          61,369         61,252)
  Accrued Other                                              97,200              --             --
                                                       ------------    ------------    -----------
    Net Cash - Operating                               $ (2,439,151)   $(18,735,430)   $(2,022,935)

INVESTING ACTIVITIES
  Proceeds for sale of assets                               210,570         500,000             --
  Purchase of PP&E                                       (1,833,052)       (846,385)      (198,694)
                                                       ------------    ------------    -----------
    Net Cash - Investing                               $ (1,622,482)   $   (346,385)   $  (198,694)

                        COMPOSITE TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                              DEBTOR IN POSSESSION
                    CONSOLIDATED STATEMENT OF CASH FLOWS FOR
    THE YEARS ENDED SEPTEMBER 30, 2005, 2004 (restated), AND 2003, Continued

FINANCING ACTIVITIES
  Proceeds from issuance of Conv. Debt                           --      15,000,000             --
  Payments on capital leased assets                        (342,455)        (65,618)            --
  Proceeds from sale of common stock                             --       3,265,105      3,280,796
  Common stock sub. Rec                                          --          50,000        (50,000)
  Proceeds from exercise of
    warrants                                              1,986,288       2,817,403         79,375
  Proceeds from exercise of options                         295,000          65,000         15,000
  Cash advances to officers                                      --         (29,928)            --
  Offering costs                                                 --        (220,030)       (17,000)
  Issuance of Notes Payable                                      --              --         30,000
                                                        -----------    ------------    -----------
    Net Cash - Financing                                $ 1,938,833    $ 20,881,932    $ 3,338,171

Net Change in Cash                                      $(2,122,800)   $  1,800,117    $ 1,116,542
Cash at Beginning of Year                               $ 2,930,615    $  1,130,498    $    13,956
Cash at End of Year                                     $   807,815    $  2,930,615    $ 1,130,498
                                                        -----------    ------------    -----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
INTEREST PAID                                           $   527,556    $    408,898    $        --
                                                        -----------    ------------    -----------
TAXES PAID                                              $        --    $      1,600    $        --
                                                        -----------    ------------    -----------
CASH PAID FOR REORGANIZATION ITEMS                      $   240,876    $         --    $        --
                                                        -----------    ------------    -----------

   The accompanying notes are an integral part of these financial statements

Supplemental Schedule for Non Cash Financing Activities

During the first quarter of fiscal 2005, the Company approved for issuance 82,417 Series U warrants to two entities in connection with obtaining equipment lease financing for the Company. Each Series U warrant entitles the holder to purchase one share of unregistered, restricted common stock at $1.83 per share and expires on August 18, 2008. The Company may, subject to a 20 day notice, call the warrants if the common stock price is equal to or exceeds 200% of the exercise price. The Company valued the warrants using the modified Black-Scholes-Merton option pricing model with a risk free rate of 3.66%, a life of four years, a volatility of 73%, a 0% dividend rate, and a market price per share of $1.83. The Company initially recognized $85,714 of compensation expense for services rendered recorded in Legal, Consulting, and Professional Fees expense. On September 30, 2005 it was determined that the services related to 70,055 of these warrants were not performed, the warrants were cancelled, and originally recorded expense was offset by $72,857.

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

During fiscal 2005, the Company issued 150,000 Common Shares registered under the Company's Form S-8 to one consultant in payment of services related to intellectual property rights and business advisory services at the fair value of $325,769.

During fiscal 2005, 33,332 Series K warrants exercisable at $0.46 per warrant were exercised on a cashless exercise basis. The Company issued 28,352 Common Shares as a result of these transactions.

During fiscal year 2005, 250,000 Series L warrants exercisable at $0.42 per warrant were exercised on a cashless exercise basis. The Company issued 229,000 Common Shares as a result of this transaction.

During fiscal year 2005, the Company acquired fixed assets through a sale-leaseback and direct vendor payment financing with the same company used to finance equipment in fiscal 2004 totaling $455,960. The Company received $208,570 in cash and had direct vendor payments of $247,390 made on its behalf. The Company recorded a loss of $13,862 on the sale-leaseback portion of the financing.

During the fourth quarter of fiscal 2005, a total of $4,139,558 of the August, 2004 Debentures were converted into 2,478,777 shares of the Company's common stock at a conversion price of $1.67 per share.

                        COMPOSITE TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE YEARS ENDED SEPTEMBER 30, 2005, 2004 (restated), AND 2003

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

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

On May 5, 2005, (Petition Date) Composite Technology Corporation filed a voluntary reorganization plan and disclosure statement under the provisions of Title 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the Central District of California under case number SA 05-13107 JR. Its subsidiaries, including CTC Cable Corporation, CTC Wind Systems Corporation and CTC Towers and Poles Corporation, are not party to the Title 11 case. As of the Petition Date, multiple lawsuits were taxing the Company's managerial, operational and financial resources and threatened to divert management from their duties of running the business. One of these lawsuits also resulted in an attachment of more than $2.5 million of the Company's funds. The Company believes the bankruptcy filing was necessary to release cash for the operation of its business, to give it a reprieve from burdensome litigation so that management could focus on marketing and sales, and to establish a plan for treating the claims of various parties in interest fairly. The Company believes that having these lawsuits heard by the Bankruptcy Court as part of the reorganization will provide a fair and reasonable means of addressing each claim and affording the same treatment to each claim. If the lawsuits proceed in different jurisdictions there is a possibility of inconsistent judgments. Moreover, as a result of the Title 11 filing, attempts to collect, secure or enforce remedies with respect to most prepetition claims against the Company are subject to the automatic stay provisions of Section 362(a) of Title 11. Our disclosure statement was approved by the bankruptcy court on July 6, 2005 and our bankruptcy plan was confirmed on October 31, 2005. We exited Title 11 Bankruptcy on November 21, 2005.

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

BASIS OF FINANCIAL STATEMENTS

The accompanying Consolidated Financial Statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business and in accordance with SOP 90-7. Accordingly, all pre-petition liabilities subject to compromise have been segregated in the Consolidated Balance Sheets and classified as Liabilities Subject to Compromise, at the estimated amount of allowable claims. Liabilities not subject to compromise are separately classified as current and non-current.

The consolidated financial statements include the accounts of CTC and its wholly owned subsidiaries, TTC, CCC and TPC (collectively, the "Company"). All significant inter-company accounts and transactions are eliminated consolidation. Certain prior year balances have been reclassified to conform to the current year presentation. Such reclassifications did not affect total revenues, operating income, or net income.

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

DEVELOPMENT STAGE ENTERPRISE

Prior to fiscal 2005, the Company operated as a development stage company as defined in Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises." All losses accumulated prior to August, 2005 since inception have been considered as part of the Company's development stage activities. Beginning with the initial sales of our composite conductor in the fourth fiscal quarter of 2005, we are no longer considered to be a development stage company.

USE OF ESTIMATES

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumption upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as we as the reported amounts of revenues and expenses during the period presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management's judgment in its application. There are also many areas in which management's judgment in selecting among available alternatives would not produce a materially different result.

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

ACCOUNTS RECEIVABLE

The Company extends credit to its customers. Collateral is generally not required. Credit losses are provided for in the financial statements based on management's evaluation of historical and current industry trends as well as history with individual customers. Although the Company expects to collect amounts due, actual collections may differ from estimated amounts. As of September 30, 2005 the Company had receivables totaling $2,556,998,145 from two companies. Of this amount, $56,998 are for product sales shipped during the year ending September 30, 2005. One receivable totaling $2,500,000 has been outstanding since September 30, 2004 and represents amounts due on a consulting contract that was completed on September 30, 2004. During the quarter ended March 31, 2005, the Company negotiated payment terms on the $2.5million receivable consisting of $250,000 due on April 30, 2005, $250,000 due on May 31, $250,000 due on June 30, 2005 and with the remaining $1,750,000 due by July 31, 2005. The Company received a check for $250,000 in April, 2005 and deposited this check on April 29, 2005 as a progress payment on the payment schedule. The check was returned for insufficient funds and subsequent attempts to collect on the initial payment have failed. The customer has also neglected to pay any additional funds on the repayment schedule and has not responded to a demand letter for payment. As a result, the Company now believes that the receivable is impaired and has recorded a reserve of $2,500,000 into General and Administrative expense during the year ending September 30, 2005. The Company intends to aggressively pursue collection of this receivable and any subsequent collections of funds will be recorded as an expense reduction in future quarters.

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

The Company has a $2,500,000 account receivable from one entity relating to engineering services provided during fiscal 2004. In April, 2005, the Company received payment of $250,000 as a progress payment on this receivable and accepted payment terms for the remaining $2,250,000. Payments are to be made monthly with the remaining balance outstanding due and payable in July, 2005. The initial payment of $250,000 was returned in May 2005 for insufficient funds. No payments have been received to August 15, 2005. For the fiscal year ending September 30, 2005, the Company recorded a $2,500,000 bad debt reserve for this receivable.

PROPERTY AND EQUIPMENT

Property is stated at the lower of cost or realizable value, net of accumulated depreciation. Depreciation is computed using the straight-line method based on estimated useful lives of the assets which range from three to ten years. Leasehold improvements and leased assets are amortized or depreciated over the lesser of estimated useful lives or lease terms, as appropriate. Property is periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We did not recognize any property impairment charges in fiscal 2005, 2004, or 2003. Expenditures for maintenance and repairs are charged to operations as incurred while renewals and betterments are capitalized. Gains or losses on the sale of property and equipment are reflected in the statements of operations.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments include cash and cash equivalents and accounts payable - trade. The carrying amounts for these financial instruments approximate fair value due to their short maturities.

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

For each of the fiscal years listed below, the following assumptions were used:

Fiscal year ending September 30   Risk Free Rate   Volatility
-------------------------------   --------------   ----------
2003                                     3.87%         104%
2004                                3.33-4.27%       66-80%
2005                                3.66-4.13%      73-106%

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

                                         2005             2004             2003
                                    -------------    --------------    ------------
                                                        Restated
                                    -------------    --------------    ------------

Net loss, as reported                 (40,163,407)   $  (14,687,874)     (6,751,252)
Deduct total stock based employee
  compensation expense determined
  under fair value method for all
  awards, net of tax                   (1,500,568)         (642,594)        (73,520)
                                    -------------    --------------    ------------

Net loss, pro forma                   (41,663,975)   $  (15,330,468)     (6,824,772)
                                    -------------    --------------    ------------

Earnings per common share
Basic, as reported                          (0.35)            (0.14)          (0.08)
Basic, pro forma                            (0.36)            (0.14)          (0.08)
Diluted, as reported                        (0.35)            (0.14)          (0.08)
Diluted, pro forma                          (0.36)            (0.14)          (0.08)

            Composite Technology Corporation, "Debtor in Possession"
                   Notes to Consolidated Financial Statements

For purposes of computing the pro forma disclosures required by SFAS No. 123, the fair value of each option granted to employees and directors is estimated using the Modified Black-Scholes-Merton option-pricing model with the following weighted-average assumptions for the year ended September 30, 2005: dividend yield of 0%, expected volatility of 100%, risk-free interest rate of 3.97%, and expected life of 7.3 years. All options granted during fiscal 2003, 2004, and 2005 were granted at the market price for common stock on the day of the grant decision

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which do not have vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

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

INVENTORIES

Inventories consist of our wrapped and unwrapped manufactured composite core and related hardware products and raw materials used in the production of those products. Inventories are valued at the lower of cost or market under the FIFO method. Products manufactured internally are valued at standard cost which approximates replacement cost. Costs to ship product held for sale or for product sold is recorded to cost of goods sold as the expenses are incurred.

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

As of September 30, 2005, 2004, and 2003, the deferred tax assets related primarily to the Company's net operating loss carry-forwards are fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may not have any net operating loss carry-forwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

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

            Composite Technology Corporation, "Debtor in Possession"
                   Notes to Consolidated Financial Statements

                                          2005         2004         2003
                                       ----------   ----------   ----------
Series B Convertible preferred stock           --           --       80,000
Convertible Debentures, if converted    6,503,258    8,982,036           --
Options for Common Stock                6,167,936    7,195,336    8,147,740
Warrants for Common Stock               8,796,393   13,081,681   17,047,624
                                       ----------   ----------   ----------
Total                                  21,467,587   24,259,053   25,275,364
                                       ==========   ==========   ==========

MAJOR CUSTOMER

Revenues from one customer of Composite Technology Corporation represented all of the company's revenues for the fiscal year ended September 30, 2004. Revenue from one company of Composite Technology Corporation represented 86% of the Company's revenues for the fiscal year ended September 30, 2005.

NEW ACCOUNTING PROUNOUNCEMENTS

Share-Based Payment: On December 16, 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of Statement 123. Statement 123(R) supersedes Opinion 25, and amends FASE Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) generally requires share-based payments to employees, including grants of employee stock options and purchases under employee stock purchase plans, to be recognized in the statement of operations based on their fair values. Pro forma disclosure of fair value recognition will no longer be an alternative.

Statement 123(R) permits public companies to adopt its requirements using one of two methods:

Modified prospective method: Compensation cost is recognized beginning with the effective date of adoption (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date of adoption and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of adoption that remain unvested on the date of adoption.

Modified retrospective method: Includes the requirements of the modified prospective method described above, but also permits restatement using amounts previously disclosed under the pro forma provisions of Statement 123 either for
(a) all prior periods presented or (b) prior interim periods of the year of adoption.

On April 14, 2005, the Securities and Exchange Commission announced that the Statement 123(R) effective transition date will be extended to annual periods beginning after June 15, 2005. We expect to adopt this new standard on October 1, 2005, using the modified prospective method.

Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under current accounting rules. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. Total cash flow will remain unchanged from cash flow as it would have been reported under prior accounting rules.

As permitted by Statement 123, we currently account for share-based payments to employees using Opinion 25's intrinsic value method. As a consequence, we generally recognize no compensation cost for employee stock options and purchases under our Employee Stock Purchase Plan. Although the adoption of Statement l23(R)'s fair value method will have no adverse impact on our balance sheet or total cash flows, it will affect our net income and diluted earnings per share. The actual effects of adopting Statement 123(R) will depend on numerous factors including the amounts of share-based payments granted in the future, the valuation model we use to value future share-based payments to employees and estimated forfeiture rates. See Stock-Based Compensation, above, for the effect on reported net income and earnings per share if we had accounted for our stock option and stock purchase plans using the fair value recognition provisions of Statement 123.

Exchanges of Nonmonetary Assets: On December 16, 2004, the FASB issued Statement No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions, Statement 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. Statement 153 is effective for nonmonetary asset exchanges beginning in our second quarter of fiscal 2006. We do not believe adoption of Statement 153 will have a material effect on our consolidated financial position, results of operations or cash flows.

            Composite Technology Corporation, "Debtor in Possession"
                   Notes to Consolidated Financial Statements

Accounting Changes and Error Corrections: On June 7, 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. Statement 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles were required recognition via a cumulative effect adjustment within net income of the period of the change. Statement 154 requires retrospective application to prior periods' financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Statement 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. We do not believe adoption of Statement 154 will have a material effect on our consolidated financial position, results of operations or cash flows.

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

Balance Sheet as of September 30, 2004

                                   As Originally    Restatement             As
                                     Reported       Adjustment           Restated
                                   -------------    -----------         -----------
Accounts Payable                       1,371,631        469,904     3     1,841,535

Accrued legal settlement                 469,904       (469,904)    3            --

Total Current Liabilities              3,094,818                          3,094,818

Shareholders' Deficit

Additional paid-in capital            31,929,882        364,277     1    32,294,159
                                   -------------    -----------         -----------

  Deficit accumulated during
    the development stage            (26,075,079)      (364,277)    1   (26,439,356)
                                   -------------    -----------         -----------

                                   -------------    -----------         -----------

  Total stockholders' equity           5,602,719             --           5,602,719
                                   -------------    -----------         -----------

            Composite Technology Corporation, "Debtor in Possession"
                   Notes to Consolidated Financial Statements

Statement of Operations for Fiscal Year Ended September 30, 2004

                                          As Originally    Restatement             As
                                            Reported       Adjustment           Restated
                                          -------------    -----------         -----------
Operating Expenses
Officer Compensation                            282,259        562,741     2       845,000

General and administrative                    5,519,506        266,529     1
                                                            (2,068,452)    2     3,717,583
                                          -------------    -----------         -----------

Legal, Professional, and consulting           3,360,267         13,750     1
                                                             3,416,551     2
                                                              (739,000)    4     6,051,568
                                          -------------    -----------         -----------

Research and Development                        114,959         68,000     1
                                                             3,075,096     2     3,258,055
                                          -------------    -----------         -----------

Sales and Marketing                                  --         15,998     1
                                                             1,707,559     2     1,723,557
                                          -------------    -----------         -----------

Depreciation                                    153,039             --             153,039
                                          -------------    -----------         -----------
Compensation expense related to
  issuance of common stock - legal            1,058,000     (1,058,000)    2            --
                                          -------------    -----------         -----------
Stock issued for legal settlement               739,000       (739,000)    2            --
                                          -------------    -----------         -----------
Compensation expense related to fair
  value of warrants - consultants             1,792,510     (1,792,510)    2            --
                                          -------------    -----------         -----------
Compensation expense related to
  issuance of common stock - consulting       1,265,165     (1,265,165)    2            --
                                          -------------    -----------         -----------
Compensation expense related to fair
  value warrants                              1,540,000     (1,540,000)    2            --
                                          -------------    -----------         -----------
Compensation expense related to fair
  value of stock options legal                  128,250       (128,250)    2            --
                                          -------------    -----------         -----------
Compensation expense related to fair
  value of stock options research and
  development                                   170,570       (170,570)    2            --
                                          -------------    -----------         -----------
Total Operating Expenses                     16,123,524       (374,723)         15,748,801
                                          -------------    -----------         -----------

Litigation settlements                               --       (739,000)    4      (739,000)
                                          -------------    -----------         -----------
  Net loss                                  (14,323,597)      (364,277)        (14,687,874)

            Composite Technology Corporation, "Debtor in Possession"
                   Notes to Consolidated Financial Statements

Statement of Operations for Fiscal Year Ended September 30, 2003

                                          As Originally    Restatement             As
                                            Reported       Adjustment           Restated
                                          -------------    -----------         -----------
Operating Expenses

Officer Compensation                            240,000         30,000     2       270,000

General and administrative                    1,213,190       (345,647)    2       867,543
                                          -------------    -----------         -----------

Legal, Professional, and consulting           1,496,655        (42,725)    2
                                                              (105,500)    4     1,348,430
                                          -------------    -----------         -----------

Research and Development                      3,210,289         33,186     2     3,243,475
                                          -------------    -----------         -----------

Sales and Marketing                                  --        897,735     2       897,735
                                          -------------    -----------         -----------

Compensation expense related to fair
  value of stock options legal                  269,225       (269,225)    2            --
                                          -------------    -----------         -----------

Compensation expense related to fair
  value of stock options research and
  development                                   303,324       (303,324)    2            --
                                          -------------    -----------         -----------
Total Operating Expenses                      6,751,252       (105,500)          6,645,752
                                          -------------    -----------         -----------
Litigation claims settlements                        --       (105,500)    4      (105,500)
                                          -------------    -----------         -----------
  Net loss                                   (6,751,252)            --          (6,751,252)

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

            Composite Technology Corporation, "Debtor in Possession"
                   Notes to Consolidated Financial Statements

4) Prior to 2005, we recorded our litigation settlements in Legal, Professional, and Consulting. Due to the large balance of litigation settlements recorded in 2005, we segregated the litigation settlements on a separate line item in other expenses. We therefore reclassified $739,000 and $105,500 from the fiscal years 2004 and 2003 respectively out of legal, professional and consulting and into Litigation settlements.

NOTE 3 - BANKRUPTCY CLASSIFICATIONS

As discussed in Note 1, for financial reporting purposes, the consolidated financial statements have been prepared on a going concern basis. In addition, the debtor has applied the provisions of the AICPA SOP 90-7, Accounting for Bankruptcies. We have reviewed the guidelines and determined that the following applies to our situation:

-Assets are recorded at net realizable value. As of September 30, 2005, our assets consisted primarily of cash, receivables, inventory, and equipment which are all reviewed for impairment on a quarterly basis. Based on a review of our asset base, we determined that our carrying value as of September 30, 2005 was equal to the net realizable value of our assets We therefore determined that there are no requirements to adjust our assets since their book value approximates their net realizable value.

-All pre-petition liabilities subject to compromise have been segregated in the Balance Sheet and classified as Liabilities Subject to Compromise, at the estimated amount of allowable claims. Under the provisions of our Plan of Reorganization, we anticipate payment of all non-disputed pre-petition liabilities at 100% plus 3% interest after our Plan is confirmed. See schedule below.

-Post-petition liabilities are recorded at the amounts expected to be allowed.

-Liabilities not subject to settlement are classified as current or non-current, as appropriate.

-We have adjusted our convertible debt discount that existed as of the petition date. During the year ending September 30, 2005, coinciding with the filing of our plan of reorganization, we determined that the allowed amount of liability relating to our $15MM Debenture offering of August, 2004 was $15,000,000. Prior to the filing of the plan, the carrying value of the Debentures was determined to be $10,168,030, representing a debt discount due to conversion features of the Convertible Debentures. Prior to the filing of the plan, we had been amortizing this discount to interest expense at approximately $176,780 per month As a result, we recorded an additional $4,831,970 in other expense in the quarter ending June 30, 2005, to adjust the carrying value of the Debentures to $15,000,000.

-Since we intend to pay our creditors at 100% and modifications to existing contracts and liability are primarily non-financial in nature, we have no gains related to the bankruptcy.

-Our bankruptcy related expenses consist primarily of professional fees. During the year ending September 30, 2005, we incurred $1,275,693 in bankruptcy related legal and professional fees. We have segregated these fees in our Statement of Operations.

-Interest expense recorded related to the bankruptcy filing consists of 3% annual interest on our pre-petition liabilities and totals $15,720 for fiscal 2005.

-We have disclosed the cash payments for reorganization costs as a supplemental disclosure to our Statement of Cash Flows.

-We expect to issue common stock in payment of liabilities upon emergence from bankruptcy. We have disclosed the impact of our potential share issuances below.

-We do not anticipate that we will qualify for Fresh-Start reporting upon emergence from bankruptcy.

Liabilities classified on the balance sheet as Liabilities Subject to Compromise consist of the following amounts:

Pre-petition Accounts Payable            $1,180,202
Accrued Officer Compensation                255,619
Accrued disputed balances                    65,000
Accrued pre-petition interest payable        89,286
Accrued pre-petition employee benefits       35,413
                                         ----------
Total                                    $1,625,520

The common stock issuable as of September 30, 2005 for payment of litigation related and bankruptcy related liabilities consist of:

            Composite Technology Corporation, "Debtor in Possession"
                   Notes to Consolidated Financial Statements

                                           Shares
                                         issuable
                                        ---------
Litigation settlements                  7,175,000
Bankruptcy claim settlements              287,301
Debenture interest payable to 9/30/05     259,790
Pre-petition liabilities                   59,124
                                        ---------
Total                                   7,781,215
                                        =========

The shares issuable pursuant to settlement of all litigation and bankruptcy claim settlements were issued and outstanding as of November 30, 2005 represent 6.5% of the shares issued and outstanding as of September 30, 2005. If these shares had been issued on September 30, 2005, there would be no change to the loss per share.

NOTE 4 - GOING CONCERN

The Company has received a report from its independent auditors for the year ended September 30, 2005 that includes an explanatory paragraph describing the uncertainty as to the Company's ability to continue as a going concern. These consolidated financial statements contemplate the ability to continue as such and do not include any adjustments that might result from this uncertainty.

During the year ended September 30, 2005, the Company incurred a net loss of $(40,163,407) and negative cash flows from operations of $(2,439,151). In addition, the Company had an accumulated deficit of $(66,602,763) at September 30, 2005. The Company's ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time.

Our principal sources of working capital have been private debt issuances and historically, the Company has issued registered stock and unregistered, restricted stock, stock options, and warrants in settlement of both operational and non-operational related liabilities and as a source of funds.

Commercial orders: We announced our initial commercial order of our ACCC cable under the General Cable agreement in May, 2005. From this initial commercial order we have received cumulative confirmed orders for approximately $2.0 million of our ACCC cable and related ACCC hardware. During the next 12 months, we anticipate that our sales will increase and that our ACCC products will gain acceptance in the marketplace resulting in additional sales orders and positive cash flows from operations.

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

We believe our cash position as of September 30, 2005 of $800,000, the $6 million financing received in October, 2005 along with savings from the reduction in legal fees due to the bankruptcy filing, and expected cash flows from revenue orders may not be sufficient to fund operations for the next four calendar quarters. We anticipate that additional cash is needed to fund operations beyond January, 2006 and to the extent required the Company intends to continue the practice of issuing stock, debt or other financial instruments for cash or for payment of services until our cash flows from the sales of our primary products is sufficient to provide cash from operations or if we believe such a financing event would be a sound business strategy.

            Composite Technology Corporation, "Debtor in Possession"
                   Notes to Consolidated Financial Statements

NOTE 5 - INVENTORY

Inventories consist of the following:

                                    September 30,    September 30,
                                         2005             2004
                                    -------------    -------------
Raw Materials                       $     473,007    $      55,718
Finished Goods Available for Sale   $     970,318          733,081
FG Inventory allocated for Sale     $      24,681               --
                                    -------------    -------------
Gross Inventory                     $   1,468,006    $     788,799
Reserve for Raw Materials                (186,377)              --
Reserve for FG Inventory                  (48,296)              --
                                    -------------    -------------
Net Inventory                       $   1,233,333    $     788,799
                                    =============    =============

Inventory allocated for sale has been shipped to third parties and is either held for distribution to end-user customers or is awaiting additional processing by our cable wrapping affiliate.

During 2005, we changed the raw materials used to produce our ACCC core product. We fully reserved all remaining raw materials that are not returnable to vendors and which are not currently used in production.

During 2005, we fully reserved for partial reels of completed ACCC core that are not currently able to be wrapped by our existing cable wrapping partner due to the reel length.

NOTE 6- PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

                                 Estimated        September 30,
                                  Useful     ---------------------
                                   Lives        2005        2004
                                 ---------   ---------   ---------
Office furniture and equipment   3-10 yrs      299,147     215,513
Production Equipment             3-10 yrs    2,735,467     803,387
Leasehold improvements              7 yrs      406,236     350,693
                                             ---------   ---------
Total Property                               3,440,850   1,369,593
                                             ---------   ---------
Accumulated Depreciation                       675,241     116,470
                                             ---------   ---------
Property, net                                2,765,609   1,253,123
                                             =========   =========

Depreciation expense was $ 559,084, $153,039, $18,569, for the years ended September 30, 2005, 2004 and 2003, respectively.

NOTE 7 - CONTRACT RIGHTS

The Company has certain rights to technology developed outside of the company. The technology is carried at $0 on the balance sheet.

In 2003, the Company and W.B.G., Inc. ("WBG") were involved in litigation regarding the interpretation and enforcement of a License Agreement dating from 2001. The lawsuits were settled amicably in February 2003, resulting in a revised License Agreement between W. Brandt Goldsworthy & Associates, Inc. ("WBGA") and CTC. The new License Agreement (the "New License Agreement") supersedes the previous License Agreement and grants CTC the exclusive license for use of any components in CTC's Aluminum Conductor Composite Core ("ACCC") products that include items contained in patent claims granted to WBGA by the United States Patent and Trademark Office (the "USPTO").

The Company also has a non-exclusive license for any other pultruded composite core electrical cable designs characterized by WBGA as CRAC-1. The New License Agreement bears a 2% royalty on net sales revenues for that component of ACCC using any patent claim issued to WBGA and a 1% royalty for any component of the CRAC-1 technology, if any, used by CTC, provided WBGA is granted valid patent claims by the USPTO. As of September 30, 2005, no such claims have been granted by the USPTO.. The duration of the New License Agreement is for the life of any patent granted to WBGA by the USPTO for the specific technologies licensed therein.

            Composite Technology Corporation, "Debtor in Possession"
                   Notes to Consolidated Financial Statements

NOTE 8 - COMMITMENTS AND CONTINGENCIES

LEASES

In January 2004, the Company entered into a seven-year lease agreement for a combination manufacturing and office facility in Irvine, California for minimum monthly payments of $73,584. This base rent increases by $3,154 per month on each January 1 anniversary.

The Company leases office equipment with a minimum payment of $965 per month. Leases expire through December 2010.

Rent expense was $1,082,945, $687,649,, and $140,035 for the years ended September 30, 2005, 2004 and 2003, respectively.

Future minimum operating lease payments at September 30, 2005 were as follows:

                                   Operating
      Year ending September 30,       Leases

      2006                        $  965,980
      2007                         1,003,823
      2008                         1,041,666
      2009                         1,072,041
      2010                         1,103,507
      Thereafter                  $  277,918


In May 2004, the Company entered into a $500,000 sale leaseback of certain of its capital assets. Under the terms of the Master Lease Agreement the Company received $450,000 which was net of a 10% security deposit, and is to make payments of $16,441 per month for 36 months. At the end of the lease period, the Company has the right to renew the lease for an additional 12 months, terminate and return the equipment or purchase the equipment at the greater of fair market value subject to a minimum of 10% and a maximum of 20% of the capitalized cost. The company recognized a gain in the amount of $59,045 from this transaction has deferred the gain and is amortizing the deferred gain to income over the period of the initial lease term.

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

During 2005, the Company purchased $455,960 in equipment through a sale-leaseback and direct vendor payment financing with the same company used to finance equipment in 2004. The Company received $208,570 in cash through the sale-leaseback and had $247,390 paid directly to third part vendors and recorded a $13,862 loss on the sale-leaseback transaction. The Company paid a 10% security deposit for the equipment leased and is to make payments of $13,177 per month for 42 months. At the end of the lease period, the Company has the right to renew the lease for an additional 12 months, terminate and return the equipment or purchase the equipment at the greater of fair market value subject to a minimum of 10% and a maximum of 25% of the capitalized cost.

Future minimum capital lease payments under the new leases at September 30, 2005 were as follows:

      2006                                   $ 481,291
      2007                                     359,631
      2008                                     114,561
      2009                                          --
      2010                                          --
      Thereafter                                    --
      Total Payments                         $ 955,483
                                             ---------
      Less:  Amounts representing interest    (107,596)
                                             ---------
      Fair Value of Capital Leases           $ 847,887
                                             ---------
      Less Current Portion                    (403,191)
                                             ---------
      Non Current Portion                    $ 444,696
                                             =========

            Composite Technology Corporation, "Debtor in Possession"
                   Notes to Consolidated Financial Statements

Property and equipment under capital leases consisted of the following at September 30, 2005:

      Machinery and Equipment      $ 1,282,339
      Accumulated Depreciation        (477,437)
                                   -----------
      Net Property and Equipment   $   804,902
                                   ===========

Depreciation expense recorded for assets recorded under capital leases was $374,659 and $102,778 for the fiscal years 2005 and 2004 respectively.

PROFESSIONAL SERVICES AGREEMENTS

The Company has entered into various consulting agreements for professional and product development services as follows:

o A contract with a corporation, whose controlling officer sits on the Company's product development/advisory board, for product development and research services at a rate of $19,500 per month. This agreement commenced in January 2002 and was terminated in May, 2005. This agreement, as amended, also contained the granting of options to purchase up to 1,000,000 shares of common stock pursuant to a Registration Statement under the Securities Act of 1933 on Form S-8 at a price of $1.31 per share. The exercise price was reduced to $0.25 on March 31, 2003. The options vest in pro-rata equal segments of 20% of the total grant on an annual basis starting in December 2002. The Company is obligated to pay the corporation interest on unpaid amounts at a rate of 10% per annum and is obligated to pay a royalty to the corporation's employee equal to 0.35% of gross revenues on all products sold by the Company using technology developed by this individual.

o A contract with a corporation, whose controlling officer sits on the Company's product development/advisory board, for product development and research services at a rate of $25,000 per month. This agreement commenced in January 2002 and was terminated in May, 2005. This agreement also contained the granting of options to purchase up to 750,000 shares of common stock pursuant to a Registration Statement under the Securities Act of 1933 on Form S-8 at a price of $1 per share. The exercise price was reduced to $0.25 on March 31, 2003. The options vest in pro-rata equal segments of 20% of the total grant on an annual basis starting in December 2002. The Company is obligated to pay the corporation interest on unpaid amounts at a rate of 10% per annum and is obligated to pay a royalty to the corporation's employee equal to 0.35% of gross revenues on all products sold by the Company using technology developed by this individual.

o A contract with two unrelated professional services corporations for legal, intellectual property, and business advisory consulting services at a rate of $500,000 per year, payable at the Company's option in cash or in registered common stock. In fiscal 2005, the entity was issued 150,000 shares of stock registered under form S-8 in fiscal 2005 for services valued at $325,769. This agreement commenced in March 2002, expired in March 2005 and was extended for three years to March, 2008. The initial agreement also contained the granting of options to purchase up to 1,000,000 shares of common stock pursuant to a Registration Statement under the Securities Act of 1933 on Form S-8 at a price of $0.10 per share. The options vested in pro-rata equal segments in April 2002, January 2003, and January 2004. The options were exercised in fiscal 2005 for cash.

o A finder's fee agreement for capital financing with an unrelated party was agreed to in August 2004. This entity was paid $717,500 in August 2004 and $307,500 in December 2004. The contract is complete as of December 22, 2004.

NOTE 9  LITIGATION

TRANSMISSION TECHNOLOGY CORPORATION ("TTC"): TRANSMISSION TECHNOLOGY CORPORATION
V. W. BRANDT GOLDSWORTHY & ASSOCIATES, INC., ET AL CASE NO. 01-07118 WAS FILED IN AUGUST 15, 2001 BEFORE THE UNITED STATES DISTRICT COURT, CENTRAL DISTRICT OF CALIFORNIA. THE PRINCIPAL PARTIES TO THE SUIT ARE TTC, C. WILLIAM ARRINGTON, CTC, WBGA, WBG, TOM SAWYER, AND COMPOSITE POWER CORPORATION.

            Composite Technology Corporation, "Debtor in Possession"
                   Notes to Consolidated Financial Statements

TTC: Transmission Technology Corporation v. W. Brandt Goldsworthy & Associates, Inc., et al (Continued) On or about May 7, 2001, TTC, a wholly-owned subsidiary of CTC, entered into a written agreement with WBG granting TTC the exclusive license to all WBG teleconductor technologies, including Composite Reinforced Aluminum Conductor and Advanced Composite Reinforced Aluminum Conductor and any improvements by WBGA. The litigation concerns the interpretation and enforcement of the License Agreement. The lawsuits were settled amicably in February 2003, resulting in a revised License Agreement between WBGA and the Company. Accordingly, no accrual is recorded as of September 30, 2005.

DR. CLEM HIEL ET AL. V. W. BRANDT GOLDSWORTHY & ASSOCIATES, INC., ET AL

Case No. 02CC05443 was filed on April 9, 2002 in the State of California for the County of Orange. It was transferred to and is pending before the Superior Court of the State of California for the County of Los Angeles. The principal parties are Dr. Clem Hiel, Dr. Alonso Rodriguez (both of whom are former employees of WBG, and/or WBGA and are currently consultants of CTC), WBGA, WBG and W. Brandt Goldsworthy. CTC has agreed to bear the expense of this proceeding because it affects two of CTC's consultants. These consultants are involved in the commercialization of CTC's novel aluminum conductor composite core cable. This matter was settled in February 2003. Accordingly, no accrual is recorded as of September 30, 2005.

JARBLUM V. TRANSMISSION TECHNOLOGY CORPORATION, ET AL

Case No. SC-072087 was filed on May 13, 2002 in the Superior Court of the State of California for the County of Los Angeles, West District. The principal parties are Plaintiff William Jarblum and Defendants TTC, CTC, and C. William Arrington. The case was settled in April 2003 for the issuance of 50,000 Series K warrants valued at $11,750 and cash of $210,000 which was paid in September 2004. Accordingly, no accrual is recorded as of September 30, 2005.

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

Transmission Technology Corporation v. W. Brandt Goldsworthy & Associates, Inc., et al matter with the issuance of 1,500,000 shares of restricted, unregistered common stock valued at $93,750. Accordingly, no accrual is recorded as of September 30, 2005.

TRANSMISSION TECHNOLOGY CORPORATION, ET AL. V. MICHAEL WINTERHALTER, ET AL

Case No. 02CC12539 was filed July 26, 2002 in the Superior Court of the State of California for the County of Orange. TTC/CTC filed suit against Winterhalter (a WBG employee or business associate) based on his campaign against TTC/CTC by contacting third parties and disparaging TTC/CTC and threatening third parties with lawsuits for dealing with TTC/CTC. This proceeding is indirectly related to the litigation concerning the License Agreement. This matter was settled in February 2003. Accordingly, no accrual is recorded as of September 30, 2005.

GARY COPE AND ROBERT NIKOLEY V. COMPOSITE TECHNOLOGY CORPORATION, ET AL

The Orange County Superior Court Case No. 03CC05636 was filed on December 24, 2002. Plaintiffs Cope and Nikoley allege causes of action for violations of California Labor Code, wrongful termination, unfair business practices, breach of contract, breach of fiduciary duty, fraud, negligent misrepresentation; defamation, declaratory relief, and an accounting arising out of various alleged salary and wrongful termination disputes. The principal parties are Cope, Nikoley, CTC, Wilcoxon, and Arrington. CTC denied the plaintiffs' material allegations. A settlement agreement and release was entered into as of June 30, 2004 by and between Robert Nikoley and CTC. In compliance with the Settlement Agreement, Nikoley was issued 575,000 shares of CTC common stock and $65,000 in attorney's fees. The stock was issued on July 19th and the payments were made in July 2004 and September 2004. The Cope settlement, dated August 16, 2004 was for 100,000 shares of CTC common stock and $10,000 cash. The stock was issued on August 27, 2004 and the certificates and check for $10,000 was forwarded to Cope's attorney on September 1, 2004. Accordingly, no accrual is recorded as of September 30, 2005.

            Composite Technology Corporation, "Debtor in Possession"
                   Notes to Consolidated Financial Statements

J.P. Turner & Company, LLC v. Composite Technology Corp. (NASD Arbitration Number 04-01114):

J.P. Turner & Company, L.L.C. ("J.P. Turner") initiated arbitration before the National Association of Securities Dealers in February 2004 alleging Composite Technology Corporation ("CTC") breached a finder's agreement by failing to pay certain fees to J.P. Turner. CTC disputes that any breach of the agreement took place and denies that J.P. Turner made any introduction of investors to CTC which directly led to financing. CTC has filed a counterclaim against J.P. Turner alleging claims of fraud against J.P. Turner arising out of misrepresentations made by J.P. Turner concerning an investment opportunity. J.P. Turner claimed $200,000 in monetary damages, a warrant to purchase shares of CTC common stock amounting to $200,000 at an exercise price equal to the closing bid on December 17, 2003, pre-judgment interest as of December 18, 2003, attorneys' fees and costs. CTC sought compensatory damages in an amount according to proof, punitive damages, and attorneys' fees and costs based upon its counterclaims. CTC filed its Statement of Answer and Counterclaims on May 17, 2004. The Arbitration took place on February 24-25, 2005 in Atlanta, Georgia before an NASD Arbitration Panel. On March 2, 2005, the Panel awarded J.P. Turner compensatory damages in the amount of $106,763.28, plus interest at the rate of 7% per annum from December 18, 2003 until the date of payment of the award, and $500 for one-half of the initial claim filing fee. The award was settled in its entirety by the payment of $100,000 on May 4, 2005. Accordingly, no accrual was recorded as of September 30, 2005.

Composite Technology Corporation v. Acquvest (OCSC Case No. 03 CC 12640):

On October 16, 2003, CTC filed suit against Acquvest, Inc., Paul Koch, Victoria Koch, Patricia Manolis, and Michael Tarbox in Orange County Superior Court. CTC alleges causes of action for declaratory relief, breach of contract, fraudulent inducement, rescission and economic duress arising out of certain subscription and related agreements among the Company and the defendants. In connection with such agreements, CTC issued to Acquvest, Inc. and Patricia Manolis, in April 2003 and September 2003, a total of 150,000 units for a total purchase price of $375,000. Each unit consists of 10 shares of unregistered, restricted common stock and 10 Series I warrants to purchase one share of unregistered, restricted common stock. Each Series I warrant entitles the holder to purchase a share of common stock at $0.50 per share and expires on March 30, 2005. The agreements provide for the issuance of up to an additional 550,000 of such units for the same purchase price of $2.50 per unit, subject to certain conditions, and registration of share issuances under the Securities Act of 1933. The additional units have not been issued and the additional purchase consideration has not been paid. The parties disagree as to their respective rights and obligations with respect to the original issuances and such additional units. 10,000 units were also issued to Paul Koch for services in connection with such agreements, and a dispute has arisen as to his entitlement to those and additional units and warrants in connection with the agreements. CTC is seeking actual damages, punitive damages, statutory costs, attorneys' fees and injunctive relief against the defendants. CTC also seeks rescission of the pertinent agreements based on numerous grounds, including fraudulent inducement. By a letter to CTC's counsel dated September 8, 2004, Acquvest stated that it was waiving the contractual conditions to its purchase of an additional 400,000 units under its subscription agreement and was tendering $1,000,000, which was available on deposit, to CTC as payment for the units. Acquvest, Koch, and Manolis filed a Cross-Complaint on September 16, 2004, which they amended per stipulation on December 17, 2004. On April 14, 2005, CTC was served with notice that the Court granted defendants and cross-complainants' application for Writs of Attachment allowing for the attachment of CTC's assets totaling $2.55 million. The Court had denied two prior applications by defendants and cross-complainants for Writs of Attachment. CTC immediately filed a Notice of Appeal on April 14, 2005 and an Emergency Writ on April 18, 2005 with the California Courts of Appeal to challenge the Court's decision to grant the Writs of Attachment and to stay the Writs of Attachment. Additionally, CTC is working to arrange to post the bond to stay attachment of the entire amount subject to the Writs of Attachment. CTC believes that the Court committed reversible error by granting the Writs of Attachment and intend to vigorously seek to reversal of the order. Trial date was set for May 9, 2005, but was vacated as a result of the bankruptcy filing. The bankruptcy court has ordered that the trial be re-set in Orange County Superior Court. On October 31, 2005, CTC agreed to a complete settlement of the claims of Acquvest, Inc., Paul
R. Koch, Victoria Koch and Patricia Manolis (the "Acquvest Parties"). CTC agreed to transfer 6.5 million shares (the "Settlement Shares") to settle all of the Acquvest Parties claims. There is an existing dispute over one of the settlement terms. CTC contends that an additional term of the settlement was that the Acquvest Parties would be responsibility for settling any claims of Michael Tarbox against CTC. An evidentiary hearing on this issue is set for December 22, 2005 in the bankruptcy court. On November 18, 2005, CTC entered into a Mutual Release Agreement to settle claims made by Acquvest, Inc., Paul R. Koch, Victoria Koch and Patricia Manolis against CTC and Benton H. Wilcoxon, CTC's CEO, in consideration for the issuance of 6,500,000 shares of CTC's common stock. As part of this settlement, it was recorded that Acquvest, Inc., Paul R. Koch, Victoria Koch and Patricia Manolis would be responsible for resolving CTC's issues with Michael Tarbox (see "Tarbox v. Koch"). Acquvest, Inc., Paul R. Koch, Victoria Koch and Patricia Manolis now claim that no such agreement was reached. Resolution of this matter will have no effect on the main release of CTC in the Acquvest, Inc., Paul R. Koch, Victoria Koch and Patricia Manolis litigation. One half of the Settlement Shares were transferred to the Acquvest Parties on delivery of the Mutual Release Settlement with the remaining shares being released 45 days thereafter. As of September 30, 2005, the Company recorded an accrual under SFAS 5 for $12,675,000 representing the shares to be issued in the settlement valued at $1.95 per share, the market price on the date immediately prior to the settlement date.

            Composite Technology Corporation, "Debtor in Possession"
                   Notes to Consolidated Financial Statements

Ascendiant Capital Group, LLC v. Composite Technology Corporation (JAMS Arb. No. 1200034701 and OCSC Case Nos. 03CC13314 & 03CC13531):

On November 4, 2003, Ascendiant Capital Group LLC, Mark Bergendahl, and Bradley Wilhite ("Plaintiffs") filed suit in Orange County Superior Court alleging causes of action against CTC and its CEO, Benton Wilcoxon, personally ("Defendants") for breach of contract, specific performance, fraud and deceit, negligent misrepresentations, breach of covenant of good faith and fair dealing, and declaratory relief arising out of a business advisory and consulting agreement (the "Agreement") allegedly executed between CTC and Ascendiant. CTC denies the material allegations and, on November 10, 2003, CTC filed a case in Orange County Superior Court against Plaintiffs alleging causes of action for declaratory relief, breach of contract, fraudulent inducement, and economic coercion arising out of the Agreement as well as various unrelated business agreements between Plaintiffs and Wilcoxon. CTC is seeking actual damages, punitive damages, statutory costs, attorneys' fees and injunctive relief against Plaintiffs. The principal parties are Ascendiant, Bergendahl, Wilhite, CTC and Wilcoxon. On November 24, 2003, the court entered an order consolidating the cases. On January 15, 2004, the parties agreed to submit all claims and cross-claims arising out of the Agreement to binding arbitration before the Honorable Robert Thomas Ret. at JAMS - Orange County. The remaining claims and cross-claims not arising out of the Agreement are pending before the Honorable Kazuharu Makino of Orange County Superior Court. On May 28, 2004, CTC's demurrers to Plaintiffs' causes of action in the arbitration for specific performance, negligent misrepresentation and breach of covenant of good faith and fair dealing were sustained, with leave to amend, as well as CTC's motion to strike Plaintiff's claims for punitive damages. Plaintiffs subsequently filed an amended complaint. Judge Thomas has reserved ruling on Plaintiffs' demurrers and motion to strike in the arbitration pending the outcome of the ruling on Plaintiffs' demurrers and motions to strike filed with respect to CTC's cross-claim pending in the superior court. An order has issued in the Orange County Superior Court action exempting this case from various pre-trial deadlines and noting that he expects that the case will not proceed to trial within 24 months of the date of filing. On February 22, 2005, CTC and Wilcoxon filed a Demurrer to Plaintiffs' causes of action for breach of contract and alter ego liability. The court overruled the Demurrer on April 1, 2005 and set Trial in the State court action for November 7, 2005. The arbitration commenced on February 9, 2005. Prior to completion of the arbitration, a settlement was reached on or about August 10, 2005 to resolve all claims by the parties. CTC agreed to pay $200,000 and issue 650,000 shares of common stock as part of the settlement. The Motion to Approve the Ascendiant Settlement was granted by the bankruptcy court on October 10, 2005. The Company recorded an accrual as of September 30, 2005 of $1,396,000 representing the $200,000 cash and $1,196,000 for the value of the stock, representing the market value of $1.84 per share on the date immediately prior to the settlement date.

Tarbox v. Koch (OCSC Case No. 04CC10345):

On October 13, 2004, Michael Tarbox ("Tarbox") filed an action in Orange County Superior Court (Case No. 04-CC-10345) against Paul Koch, Acquvest, CTC and Doe Defendants. Tarbox alleges that Koch made fraudulent transfers to Acquvest and the Doe Defendants for the purpose of avoiding the debt owed to Tarbox. Tarbox alleges that CTC securities were intended to serve as security for a debt owed by Koch to Tarbox. Tarbox alleges that Koch was not a bona fide purchaser of the CTC securities since they received such securities for the benefit of Tarbox. Tarbox further alleges that CTC breached an agreement to pay him a finder's fee in connection with investments made by Koch, since the finder's fees was given to Koch for the benefit of Tarbox.. Tarbox alleges that CTC's breach has caused him to suffer damages in excess of $750,000. On November 14, 2004, CTC filed a demurrer to the Complaint, and the other defendants also filed a demurrer. The Court granted leave to amend, and Tarbox then filed an amended Complaint. A demurrer filed by the other Defendants was granted on February 22, 2005, and Tarbox was again granted leave to amend. Tarbox filed a Second Amended Complaint. CTC has answered to Second Amended Complaint. However, since CTC delivered to Koch the finder's fee which Tarbox might have otherwise been entitled to, on April 11, 2003, Tarbox executed a written release, whereby Tarbox released CTC of any obligation to pay him a finder's fee in connection with the introductions made to Paul Koch and Acquvest, Inc. Based on the fact that Tarbox has released his claims against CTC for any finder's fee, CTC will vigorously defend this litigation and will seek to have the court expeditiously adjudicated, in CTC's favor, the portions of the lawsuit alleged against CTC. An evidentiary hearing on this issue is set for December 22, 2005 in the bankruptcy court. The Company has not recorded an accrual for this case as of September 30, 2005 since we believe that a judgement is neither probable nor reasonably estimable.

            Composite Technology Corporation, "Debtor in Possession"
                   Notes to Consolidated Financial Statements

Jeremiah O'Keeffe v. C. William Arrington and Composite Technology Corporation:

On December 31, 2004, Jeremiah O'Keeffe ("Plaintiff") filed suit against C. William Arrington and Composite Technology Corporation ("Defendants") in the District Court of Dallas, Texas (Cause No. 04-13004-A). Plaintiff alleges causes of action for breach of agreement and quantum meruit, arising out of an alleged failure, based on a verbal agreement, to compensate Plaintiff for unspecified services provided to Defendants. Plaintiff seeks compensatory damages, including the transfer 5,500,000 shares of common stock, $22,880,000 in monetary damages, attorneys' fees, interest and costs. Defendants deny the claims and intend to vigorously defend against them. On February 7, 2005, Defendants removed the case to Federal Court (Case No. 3-05CV0257N). On February 14, 2005, Defendants filed a Motion to Dismiss for lack of jurisdiction, and on March 7, 2005, Plaintiff filed a Motion to Extend Time to File Response to the Motion to Dismiss and to Allow Discovery on the Jurisdiction Issue. On May 5, 2005, CTC filed a motion to transfer the case to the U.S. Bankruptcy Court in the Central District of California. Plaintiff dismissed CTC without prejudice on May 11, 2005. On June 13, 2005, Defendant C. William Arrington filed a Motion to Dismiss for Failure to Join CTC as a Party to the Action, and on June 29, 2005, Plaintiff filed a Motion for Leave to File First Amended Complaint. On July 19, 2005, the Court granted Plaintiff's Motion to Extend Time to Respond to the Motion to Dismiss, which is due on or before September 1, 2005, and granted Plaintiff's motion to conduct discovery of Defendants' contacts for the purposes of establishing personal jurisdiction over the Defendants. All other motions are pending in Federal Court. On September 27, 2005, the Court granted Mr. Arrington's Motion to Dismiss for lack of jurisdiction and entered final judgment against O'Keefe. Accordingly, the Company recorded no accrual as of September 30, 2005 for this action.

David S. Shields v. Composite Technology Corporation:

On January 21, 2005, David S. Shields filed suit against CTC in Santa Clara Superior Court (Case No. 1-05-CV-034368) alleging CTC breached a subscription agreement by failing to issue the appropriate number of shares thereunder. CTC denies the claims and intends to vigorously defend against them. CTC filed an Answer and Cross-Complaint against Shields for Rescission and Declaratory Relief on April 18, 2005. The case has been removed to the U.S. Bankruptcy Court in the Central District of California. A status conference was set for January 10, 2006. On or about September 2, 2005, the parties entered into a settlement agreement whereby CTC agreed to issue Shields an additional 25,000 shares of common stock in exchange for a complete release of all claims. The Motion to Approve the Settlement was granted by the bankruptcy court on October 4, 2005. The Company recorded an accrual of $45,500 as of September 30, 2005 representing the market value of the stock on the date prior to the settlement date.

ADAM DEVONE V. COMPOSITE TECHNOLOGY CORPORATION, ET AL.

On September 10, 2004, Adam Devone filed a Complaint in Orange County Superior Court (Case No. 04-CC-09321) against Donner, Evan Wride and Global Research, Inc., Nutek, Inc., Zeta Centauri, Inc., Sherpa Financial & Investigations, Inc. and Multiplyingchurches.org, Inc. (collectively, the "Donner Parties") and CTC. Devone alleges a variety of claims against the Donner Parties based upon alleged contractual breaches and tortuous conduct related to a $200,000 loan made between Devone and the Donner Parties. CTC is only party to the last two causes of action for Imposition of Constructive Trust and Declaratory Relief. Devone seeks a constructive trust on any CTC shares or related proceeds obtained through the use of Devone's $200,000. Devone further seeks a judicial declaration that the CTC securities and proceeds derived therefrom are his property. As noted earlier, Devone is not presently seeking monetary damages or costs against CTC. On October 6, 2004, CTC filed a Motion for Order Discharging Liability asserting it should be discharged from the matter as it took no position with regard to the dispute between the parties. On October 8, 2004, CTC filed an Answer to the Complaint. The Motion for Order Discharging Liability is presently set to be heard on January 3, 2004. On October 20, 2004, Multiplyingchurches.org, Inc. ("MC Org") filed a Cross-Complaint against CTC, Adam Devone, Sheryl Lyn Devone (Plaintiff's wife) and Roes 1-100 alleging claims for breach of contract against CTC and Roes 51-100 and tortious interference with contract against Plaintiff, his wife and Roes 1-50. MC Org alleges that CTC breached a warrant agreement by failing to issue shares thereunder and seeks unspecified damages and an injunction compelling CTC to issue shares under the warrant agreement. CTC filed an Answer to MC Org's Cross-Complaint on November 19, 2004. On December 30, 2004, MC Org filed a request for dismissal of all claims against CTC pursuant to a settlement reached between MC Org and CTC. A settlement agreement was subsequently entered into by all parties to the lawsuit. A request for dismissal of the entire action with prejudice was filed. The terms of the settlement did not require CTC to pay any amounts or to issue any additional stock. Accordingly, no accrual was recorded as of September 30, 2005.

            Composite Technology Corporation, "Debtor in Possession"
                   Notes to Consolidated Financial Statements

MICHAEL TARBOX V. COMPOSITE TECHNOLOGY CORPORATION, ET AL.

On October 13, 2004, Michael Tarbox ("Tarbox") filed an action in Orange County Superior Court (Case No. 04-CC-10345) against Paul Koch, Acquvest, CTC and Doe Defendants. Tarbox alleges that Koch made fraudulent transfers to Acquvest and the Doe Defendants for the purpose of avoiding the debt owed to Tarbox. Tarbox alleges that CTC securities were intended to serve as security for a debt owed by Koch to Tarbox. Tarbox alleges that Koch was not a bona fide purchaser of the CTC securities since they received such securities for the benefit of Tarbox. Tarbox further alleges that CTC breached an agreement to pay him a finder's fee in connection with investments made by Koch, since the finder's fees was given to Koch for the benefit of Tarbox.. Tarbox alleges that CTC's breach has caused him to suffer damages in excess of $750,000. On November 14, 2004, CTC filed a demurrer to the Complaint, and the other defendants also filed a demurrer. The Court granted leave to amend, and Tarbox then filed an amended Complaint. A demurrer filed by the other Defendants was granted on February 22, 2005, and Tarbox was again granted leave to amend. Tarbox filed a Second Amended Complaint. CTC has answered to Second Amended Complaint. However, since CTC delivered to Koch the finder's fee which Tarbox might have otherwise been entitled to, on April 11, 2003, Tarbox executed a written release, whereby Tarbox released CTC of any obligation to pay him a finder's fee in connection with the introductions made to Paul Koch and Acquvest, Inc. Based on the fact that Tarbox has released his claims against CTC for any finder's fee, CTC will vigorously defend this litigation and will seek to have the court expeditiously adjudicated, in CTC's favor, the portions of the lawsuit alleged against CTC. The Company has not recorded a liability relating to this case under SFAS 5 because we do not believe the likelihood of loss to be probable or reasonably estimable.

NOTE 10 - SHAREHOLDERS' EQUITY

A. PREFERRED STOCK

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

B. COMMON STOCK

SERVICES RENDERED

For the fiscal year ended September 30, 2003 the Company issued in aggregate 9,503,900 shares of common stock for consulting services. The Company recorded expenses totaling $ $4,082,614 and prepaid expenses totaling $234,350.

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

            Composite Technology Corporation, "Debtor in Possession"
                   Notes to Consolidated Financial Statements

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

For the fiscal year ended September 30, 2005, the Company issued 150,000 shares of common stock, registered under an S-8 registration statement to one individual for intellectual property and business advisory services valued at $325,769.

CONVERSION OF SHORT-TERM LOANS AND CONVERTIBLE DEBENTURES

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

Between August, 2005 and September, 2005, the Company issued in aggregate 2,478,777 shares of common stock upon the conversion of $4,139,558 of principal of the $15 million debentures issued in August, 2004. Since the Company had previously recorded a carrying value adjustment on the $15 million debentures, no gain or loss was recorded on the conversions.

            Composite Technology Corporation, "Debtor in Possession"
                   Notes to Consolidated Financial Statements

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

            Composite Technology Corporation, "Debtor in Possession"
                   Notes to Consolidated Financial Statements

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

During September 2003, pursuant to Private Placement Memoranda, or Series P PPM, the Company sold an aggregate 332,500 Units for gross proceeds of $1,330,000. In the first quarter of fiscal 2004, the Company sold an aggregate of 60,000 Series P Units to 8 individuals for gross proceeds of $240,000. Each Unit consisted of 10 shares of restricted, unregistered common stock and two Series P warrants to purchase one share of unregistered, restricted common stock. Each Series P warrant entitles the holder to purchase one share of common stock at $0.80 per share and expires at the earlier of July 30, 2005 or three weeks following written notification by the Company that its common stock closed at or above $1.20 per share for 10 consecutive trading days. In addition, the Series P warrants can be redeemed by the Company for $0.001 each if a Registration Statement covering the shares underlying the Series P warrants has been declared effective and the Company's common stock closes at or above $1.20 for 10 consecutive days. The value of the warrants was determined using the Modified Black-Scholes-Merton option pricing model at a value of $1.212 per warrant for a total of $805,908 for the fiscal 2003 issuance and $145,440 for the fiscal 2004 issuance and each was accounted for as Paid in Capital - Series P warrants.

During November 2003, pursuant to a Private Placement Memoranda, we sold an aggregate of 89,360 restricted unregistered shares of common stock to 5 individuals at a price of $1.40 per share for gross proceeds of $125,104.

            Composite Technology Corporation, "Debtor in Possession"
                   Notes to Consolidated Financial Statements

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

STOCK OPTIONS

On May 15, 2001, TTC established the 2001 Incentive Compensation Stock Option Plan (the "TTC Plan"). The TTC Plan was administered by the Company's Board of Directors. Under the TTC Plan, the Board had reserved 4,764,000 shares of common stock to support the underlying options which may be granted. As part of TTC's acquisition by CTC on November 3, 2001, the TTC Plan was terminated, and the options were converted into options to purchase shares of CTC's common stock pursuant to the 2002 Non-Qualified Stock Compensation Plan (the "Stock Plan"). The number of shares reserved initially under the Stock Plan was 9,000,000. This number was increased to 14,000,000 on October 24, 2002.

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

The Company recorded deferred compensation of $2,102,532 related to the options granted from February 20, 2002 to March 31, 2002 and the 750,000 options granted on August 27, 2002. The Company recorded compensation expense of $248,675, $298,820, and $572,549 during the years ended September 30, 2005, 2004, and 2003 respectively, for the value of the legal, consulting, and research and development services rendered during those years.

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

The following table summarizes the Stock Plan stock option activity from the conversion of the Plan through September 30, 2005.

                                                        Average
                                            Number      Exercise
                                          of Shares      Price
                                          ----------    --------
Outstanding, March 18, 2001 (inception)           --    $     --
     Granted                               1,357,740    $   0.35
                                          ----------

Outstanding, September 30, 2001            1,357,740    $   0.35
     Granted                               5,950,000    $   0.35
     Exercised                            (2,000,000)   $   0.24
                                          ----------

Outstanding, September 30, 2002            5,307,740    $   0.39
     Granted                               3,950,000    $   0.46
     Exercised                              (110,000)   $   0.25
     Cancelled                            (1,000,000)   $   0.69
                                          ----------

Outstanding, September 30, 2003            8,147,740    $   0.36
     Granted                                 969,904    $   1.00
     Exercised                              (497,220)   $   0.11
     Cancelled                            (1,425,088)   $   0.30
                                          ----------

Outstanding, September 30, 2004            7,195,336    $   0.37
     Granted                                 775,000    $   1.71
     Exercised                            (1,480,000)   $   0.22
     Cancelled                              (322,400)   $   2.15
OUTSTANDING, September 30, 2005            6,167,936    $   0.57
                                          ==========

EXERCISABLE, September 30, 2005            3,396,920    $   0.48
                                          ==========

            Composite Technology Corporation, "Debtor in Possession"
                   Notes to Consolidated Financial Statements

The weighted-average remaining contractual life of the options outstanding at September 30, 2005 was 7.35 years. The exercise prices of the options outstanding at September 30, 2005 ranged from $0.25 to $4.02, and information relating to these options is as follows:

                                                                      Weighted
                                                Weighted Average      Average
                                     Stock         Remaining       Exercise Price    Weighted Average
Range of          Stock Options     Options     Contractual Life     of Options      Exercise Price of
Exercise Prices    Outstanding    Exercisable       in years        Outstanding     Options Exercisable
---------------   -------------   -----------   ----------------   --------------   -------------------
$0.25-0.49            2,720,432     1,966,344                6.3   $         0.30   $              0.30
$0.50-$0.99           2,775,000     1,145,000                8.2   $         0.59   $              0.53
$1.00-$1.49             447,504       128,076                8.8   $         1.00   $              1.00
$1.50-$1.99              50,000        50,000                6.5   $         1.75   $              1.75
$2.00-$2.99             100,000       100,000                6.5   $         2.00   $              2.00
$3.00-$5.00              75,000        75,000                9.3   $         4.02   $              4.02
                  -------------   -----------
  Total               6,167,936     3,396,920
                  -------------   -----------


Option extension: On September 30, 2005 the Company agreed, subject to Bankruptcy Court approval, as part of a bankruptcy related claim settlement with one individual to extend the option life for 50,000 options with an exercise price of $1.75 and 100,000 options with an exercise price of $2.00. The existing options were originally granted in March, 2002 and were set to expire on December 31, 2005. The revised options extended the expiration date by one year to December 31, 2006. All other provisions remained the same. Since the modification was subject to Court approval which was expected to happen in fiscal 2006, the Company recorded the expected 2006 modification using direction provided under SFAS 123R. The fair value of the option immediately prior to the modification was subtracted from the fair value after the modification resulting in an expense of $54,625. The fair values were calculated using the modified Black-Scholes-Merton option pricing model with a risk free rate of 3.97%, volatility of 100.6%, dividend yield of 0% and a market price of $1.44. The expense was recorded to Litigation and Bankruptcy Claims settlement expense and to Additional Paid in Capital.

WARRANTS

The Company issues warrants to purchase common shares of the Company either as compensation for consulting services, or as additional incentive for investors who purchase unregistered, restricted common stock or Convertible Debentures. The value of warrants issued for compensation is accounted for as a non-cash expense to the Company at the fair value of the warrants issued. The value of warrants issued in conjunction with financing events is either a reduction in paid in capital for common issuances or as a discount for debt issuances. The Company values the warrants at fair value as calculated by using the Modified Black-Scholes-Merton option-pricing model. See Note 1 for the assumptions used to value warrants issued.

            Composite Technology Corporation, "Debtor in Possession"
                   Notes to Consolidated Financial Statements

The following table summarizes all Warrant activity from September 30, 2002 through September 30, 2005:

                                    Number       Weighted-Average
                                   of Shares      Exercise Price
                                  -----------    ----------------

Outstanding, September 30, 2002     2,796,290    $           1.06
     Granted                       14,568,834    $           0.46
     Exercised                       (267,500)   $           0.29
                                  -----------

Outstanding, September 30, 2003    17,398,457    $           0.55
     Granted                        7,059,446    $           1.58
     Exercised                     (6,735,222)   $           0.42
     Cancelled                     (4,501,000)   $           0.49
                                  -----------

Outstanding, September 30, 2004    13,201,681    $           1.08
     Granted                        1,166,009    $           3.13
     Exercised                     (3,830,242)   $           0.55
     Cancelled                     (1,741,055)   $           0.56
                                  -----------

OUTSTANDING, September 30, 2005     8,796,393    $           1.70
                                  ===========

EXERCISABLE, September 30, 2005     8,796,393    $           1.70
                                  ===========


During fiscal 2005, there were no warrants issued relating to a new financing event.

During the first quarter of fiscal 2005, the Company approved for issuance 82,417 Series U warrants to two entities in connection with obtaining equipment lease financing for the Company. Each Series U warrant entitles the holder to purchase one share of unregistered, restricted common stock at $1.83 per share and expires on August 18, 2008. The Company may, subject to a 20 day notice, call the warrants if the common stock price is equal to or exceeds 200% of the exercise price. The Company recognized $85,714 of compensation expense for services rendered. As of September 30, 2005, 70,055 of these warrants were cancelled.

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

During fiscal 2005, the Company cancelled 1,691,055 including 1,600,000 Series I warrants, 15,000 Series P warrants, and 6,000 Series E warrants that expired unexercised and 70,055 Series U warrants that were cancelled due to non-performeance by the grantee.

Cash exercises:

The following table summarizes the warrant exercises for cash for the year ended September 30, 2005. Each warrant was exercised for cash for a like number of shares of common stock of the Company:

Warrant Series             # of      Warrants        Cash        Exercise Price
                         exercises   exercised   consideration     per share
----------------------   ---------   ---------   -------------   --------------
2002 Numbered warrants           3     655,575   $     327,788   $         0.50
Series E warrants               19   1,338,000   $     334,500   $         0.25
Series N warrants                5     500,000   $     250,000   $         0.50
Series O warrants                1      83,335   $      50,001   $         0.60
Series P warrants               29     770,000   $     616,000   $         0.80
2003 December Offering           1     200,000   $     408,000   $         2.04
                                     ---------   -------------   --------------
Total                           58   3,546,910   $   1,986,288   $         0.56
                                     =========   =============   ==============

            Composite Technology Corporation, "Debtor in Possession"
                   Notes to Consolidated Financial Statements

Cashless Exercises

During fiscal year 2005, a total of 283,332 warrants were exercised on a cashless basis as follows. 33,332 Series K warrants exercisable at $0.50 per warrant were exercised by two individuals on a cashless exercise basis. The Company issued 28,352 Common Shares as a result of these transactions. During the year ended September 30, 2005, 250,000 Series L warrants exercisable at $0.42 per warrant were exercised on a cashless exercise basis by one individual. The Company issued 229,000 Common Shares as a result of this transaction.

The following table summarizes the warrants issued, outstanding, and exercisable as of September 30, 2005:

                               Strike     Expiration     Warrants    Proceeds if    Call
Warrant Series    Grant Date   Price         Date        remaining    Exercised    feature
---------------   ----------   ------   --------------   ---------   -----------   -------
"Red Guard"       July, 2001   $ 1.26     July, 2006     1,897,660   $ 2,391,052    None
2002 Numbered     June, 2002   $ 0.50     July, 2006        83,333        41,667    None
"December 2003"   Dec., 2003   $ 2.04   December, 2008     120,000   $   244,800     (1)
Series R          Jan, 2004    $ 1.95   December, 2005      58,500   $   114,075     (2)
Debenture $1.75   Aug, 2004    $ 1.75    August, 2008    1,726,973   $ 3,022,203    None
Debenture $1.82   Aug, 2004    $ 1.82    August, 2008    1,726,973   $ 3,143,091    None
Series S          Sept, 2004   $ 1.00     July, 2007     1,427,000   $ 1,427,000     (3)
Series T          Sept, 2004   $ 1.00     July, 2008       160,000   $   160,000    None
Series U          Sept, 2004   $ 1.83    August, 2008      512,362   $   937,622     (4)
Debenture Amend   Nov, 2004    $ 3.23   November, 2008   1,083,592   $ 3,500,002    None
                                                         ---------   -----------
Total                                                    8,796,393   $14,981,511
                                                         =========   ===========

(1) Callable if closing market price is 200% of strike price for 20 consecutive trading days

(2) Callable if closing market price is 150% of strike price for 5 consecutive trading days

(3) Callable if closing market price is 200% of strike price for 5 consecutive trading days

(4) Callable if closing market price is 200% of strike price for one trading day


Subsequent to year end, in October, 2005 as a result of the pricing of our $6 million bankruptcy debenture financing, the warrant strike price was reset on the Debenture $1.75, the Debenture $1.82, and the Debenture Amendment warrants to $1.55 for all three series. No exercises occurred between September 30, 2005 and the repricing date. See note 13 for additional information.

NOTE 10 - INCOME TAXES

The provision for income taxes differs from the amount that would result from applying the federal statutory rate for the years ended September 30, 2005, 2004 and 2003 as follows:

                                              2005                     2004                    2003
                                     ----------------------   ---------------------   ---------------------
Statutory regular federal tax rate   $(13,656,000)     34.0%  $(4,994,000)     34.0%  $(2,295,000)     34.0%
Change in valuation allowance          16,585,000     (41.3%)   4,003,000     (27.2%)   2,631,000     (39.0%)
State tax, net of federal benefit      (2,347,000)      5.8%     (421,000)      2.8%     (342,300)      5.0%
Other                                    (587,000)      1.5%    1,412,000      (9.6%)       6,000       0.0%
                                     ------------    ------   -----------    ------   -----------    ------
Total                                $         --       0.0%  $        --       0.0%  $        --       0.0%
                                     ============    ======   ===========    ======   ===========    ======

Significant components of the Company's deferred tax assets and liabilities for federal and state income taxes as of September 30, 2005 consisted of the following:

   Deferred tax assets
       Net Operating Loss Carryforwards
         and Tax Credits                      $ 16,565,000
       Accrued legal settlements                 6,188,000
       Warrants issued for services              4,071,000
       Asset reserves and provisions             1,174,000
       Other                                       467,000
       Less Valuation Allowance                (28,463,000)
                                              ------------
   Net Deferred Tax Assets                    $         --
                                              ============

            Composite Technology Corporation, "Debtor in Possession"
                   Notes to Consolidated Financial Statements

During the year ended September 30, 2005, the valuation allowance increased by $16,706,000. As of September 30, 2005, the Company had net operating loss carry-forwards for federal and state income tax purposes of approximately $39,746,000 and $39,746,000, respectively. The net operating loss carry-forwards begin expiring in 2020 and 2010, respectively. The amount and availability of the net operating loss carry-forwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three-year, look-back period, whether there is a deemed more than a 50% change in control, the applicable long-term tax exempt bond rate, continuity of historical business, and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carry-forwards.

NOTE 11 - RELATED PARTY TRANSACTIONS

A short term non interest bearing loan made by one of Company's Directors to the Company was repaid in July 2004.

In May, 2005, the Company received $100,000 in cash from one of its Directors as an advance payment for sublease rents on approximately 2,100 square feet of the Company's headquarters facility. The sublease agreement is for three years and terminates in 2008. The balance is shown as "due to affiliate" on the balance sheet. The Company reduced operating expenses by $2,800 during fiscal 2005 as a result of this transaction.

NOTE 12 - CONVERTIBLE DEBENTURES

On August 17, 2004, CTC closed a financing transaction in which it sold 6% convertible debentures (the "Debentures") to select institutional accredited investors, in order to raise a total of $15,000,000. We received $5,000,000 upon closing and $10,000,000 was deposited into a Custodian Account to secure repayment of the Debentures. The Debentures will mature on August 17, 2007. The investors may convert the Debentures into our common stock for $1.67 per share (the "Conversion Price"). On November 23, 2004, we reached an agreement with the four funds that purchased the Debentures to release the $10 million held in the custodian account. The $10 million was to have been released periodically after the effectiveness of a registration statement filed by the Company on Form SB-2 pursuant to monthly optional redemptions. In consideration for such early release of the $10 million, each of the four funds was issued an additional warrant to purchase (in aggregate) 1,083,591 shares of our common stock with an exercise price of $3.23. The four funds also agreed to extend the deadlines for the filing of and effectiveness date of the registration statement. The additional warrants were valued using the Modified Black-Scholes-Merton option pricing model at $1.84 per warrant. The aggregate warrant value of $1,993,523 was recorded as Paid in Capital and Legal, Professional, and Consulting expense in Fiscal 2005.

Concurrent with the debenture financing in August, 2004, the investors also received warrants to purchase an aggregate of 3,453,947 shares of common stock, 50% of which are at an exercise price of $1.75 per share and the balance of which are at an exercise price of $1.82 per share. The warrants were valued using the Modified Black-Scholes-Merton option pricing model at an aggregate value of $6,364,063. The warrant value was recorded as paid in capital and as a discount to the Convertible Debentures. The discount will be amortized to interest expense over the expected duration of the Convertible Debentures which are scheduled for repayment in August, 2007. No value was assigned to the convertible features of the debt offering. The Discount will be amortized ratably over the 36 month term of the debentures. From the date of issuance through September 30, 2004, a total of $265,169 was recorded to interest expense relating to this discount. The remaining balance will be amortized over the next 34 1/2 months at a rate of $176,782 per month for the duration of the Debentures. On May 5, 2005 pursuant to the requirement under Bankruptcy accounting (SOP 90-7) we adjusted the carrying value of our Debentures to their face value of $15,000,000. This resulted in a non-cash charge to earnings for $4,831,970. The charge reduced the monthly amortization of the debt discount to $0.

Between August 19, 2005 and September 30, 2005 the holders of the convertible debentures converted a total of $4,139,558 of principal to 2,478,777 shares of Common Stock.

Prior to May 5, 2005, we paid the Debenture holders interest at a rate of 6% per annum, payable quarterly in cash. Under our Bankruptcy Plan of Reorganization, interest accrued but unpaid as of the bankruptcy date in addition to interest payable since the bankruptcy is to be paid in common stock upon plan confirmation. As of September 30, 2005 we had accrued interest payable of $430,755.

            Composite Technology Corporation, "Debtor in Possession"
                   Notes to Consolidated Financial Statements

NOTE 13 - SUBSEQUENT EVENTS

Between October 5, 2005 and October 6, 2005, one debenture holder converted $680,191 of principal of our August, 2004 debentures at a conversion price of $1.67 into 407,300 shares of Common Stock. On October 14, 2005 one debenture holder converted $3,100,000 of principal of our August, 2004 debentures at a conversion price of $1.55 into 2,000,000 shares of Common Stock.

On October 4, 2005, the Company and the City of Kingman, Kansas executed an agreement pursuant to which the City of Kingman agrees to purchase 70 linear miles of the Company's ACCC conductor and related hardware and to release the Company from the previous Kingman Contract. As of September 30, 2005, the Company had recorded $564,750 as deferred revenue under the previous contract for cash received to date. Under the terms of the revised agreement, Kingman and the Company agreed that $550,000 of the deferred revenue shall be kept by the Company for consulting services provided by the Company to date and the Company agrees to credit $14,750 of the total purchase price for the future sale of ACC conductor cable and related hardware consisting of approximately $839,167 for the cable and $148,985 for the hardware. The purchase of the cable and related hardware is contingent on the receipt of a valid purchase order from the City of Kingman. On October 31, 2005 in conjunction with the Bankruptcy Court approval of our Plan of Reorganization, the modified contract with the City of Kingman was made effective.

On October 14, 2005, CTC closed a financing transaction in which it sold 6% unsecured, convertible debentures (the "Debentures") to select institutional accredited investors, in order to raise a total of $6,000,000. The Debentures will mature on December 31, 2006. The investors may convert the Debentures into our common stock for $1.55 per share (the "Conversion Price"). We also issued a note for $360,000 for Lane Capital management, convertible at $1.55 for financing services related to this transaction. We recorded $360,000 in expense in fiscal 2006 for this note.

We also issued 1,354,838 warrants in conjunction with this financing, 50% of the warrants were issued at an exercise price of $1.78 and 50% at an exercise price of $1.94. We valued the warrants under SFAS 123R using the Black Scholes Merton option pricing model with a volatility of 100%, a risk free rate of 3.97%, a life of 3 years, a 0% dividend rate and a market price of $1.67 at $1.0146 and $1.0423 for the $1.78 and $1.94 warrants respectively. Under SOP 90-7, we are required to record our liabilities at the value they are expected to be settled. To this extent, rather than record a debt discount, we expensed the fair value of the warrants issued totaling $1,317,715 consisting of $706,074 for the 677,419 $1.78 warrants and $687,309 for the 677,419 $1.94 warrants issued. Of these warrants, 96,774 of each of the $1.78 and $1.94 warrants were issued to Lane Capital as part of their financing fee. The 193,548 warrants were valued at $199,054 in total, and were included in the warrant total listed above.

As a result of the financing, we triggered anti-dilution provisions existing in our $15 million August, 2004 Convertible Debentures and related warrants. The conversion price, originally $1.67 per share was reset to $1.55 for the remaining $10,860,442 of principal as of the date of the financing. In addition, the warrant exercise prices for the "$1.76 Debenture," "1.82 Debenture" and "$3.23 Debenture Amendment" warrants were adjusted from their original exercise prices of $1.76, $1.82, and $3.23 respectively. We accounted for the repricing under SFAS 123R by calculating differences in the fair value of the warrants immediately before the repricing to the value of the warrants immediately after the repricing. We used the Black Scholes Merton option pricing model using the following assumptions:

Risk Free Rate                                             3.97%
Volatility                                                  100%
Dividend yield                                                0%
Market price                                              $1.67
Useful life - $1.76 and $1.82 warrants                2.9 years
Useful life - $3.23 Debenture amendment warrants      3.1 years


The repricing resulted in a warrant value difference per warrant of $0.0396, $0.0526, and $0.2356 for the $1.76, $1.82, and $3.23 warrants respectively resulting in a compensation charge of $414,521 recorded in fiscal 2006.

On October 31, 2005, the Company agreed to settlement terms with the Acquvest parties litigation. In exchange for a full release of all liability, the Company agreed to issue 6,500,000 shares of common stock. The Company recorded an accrual in accordance with SFAS 5 of $12,675,000 on September 30, 2005 to accrue the liability. The value of the settlement was calculated using a price of $1.95 per share, the closing market price on the day prior to the settlement date.

On October 31, 2005, the Judge John Ryan of the Central district court, Santa Ana division of the US Bankruptcy court approved the Company's Third amended Plan of Reorganization which provides for payment of 100% of creditors allowed claims.. On November 1, 2005 the Company paid substantially all of its pre-petition liabilities payable in cash, thereby effectively consummating the plan of Bankruptcy. On November 21, 2005, United States Bankruptcy Judge John Ryan signed and entered the order approving the Company's Third Amended Chapter 11 Plan of Reorganization with non-material modifications that confirms the Company's emergence from bankruptcy. In conjunction with this order, we issued the following shares of Common Stock which substantially completed payment of claims existing prior to our May 5, 2005 bankruptcy filing date:

            Composite Technology Corporation, "Debtor in Possession"
                   Notes to Consolidated Financial Statements

                                         Shares
                                         issued
                                        ---------
Litigation settlements                  7,175,000
Bankruptcy claim settlements              287,301
Debenture interest payable to 9/30/05     259,790
Pre-petition liabilities                   59,124
                                        ---------
Total                                   7,751,215
                                        =========

On December 2, 2005 an evidentiary hearing was held to resolve the Tarbox litigation. The hearing was continued to December 22, 2005 by Judge John Ryan. As a result of this hearing, the Company continues to believe that the Koch and Acquvest parties are responsible for any amounts due Tarbox and has no reason to believe that additional shares will be issued by the Company as a result of this litigation.

NOTE 14 - SUPPLEMENTAL FINANCIAL INFORMATION

Supplemental Quarterly Financial Information (unaudited)

                                  December 31       March 31         June 30    September 30
Fiscal year ending September
30, 2003

Operating Revenue                $        --             --              --              --
Gross Profit                              --             --              --              --
Loss before income taxes and
cumulative effect of                (632,509)    (1,378,242)       (934,064)     (3,806,437)
accounting change
Net income (loss)                   (635,809)    (1,383,242)       (934,064)     (3,818,137)
Basic and Diluted net loss per   $     (0.01)   $     (0.02)   $      (0.01)    $     (0.04)
share

Fiscal year ending September
30, 2004

Operating Revenue                $        --             --              --       2,500,000
Gross Profit                              --             --              --       2,185,482
Loss before income taxes and
cumulative effect of             $(1,777,766)    (3,374,667)     (3,505,184)     (6,030,257)
accounting change
Net income (loss)                $(1,782,766)    (3,374,667)     (3,505,184)     (6,025,257)
Basic and Diluted net loss per   $     (0.02)   $     (0.03)   $      (0.03)    $     (0.06)
share
Gross Profit                              --             --              --              --

Fiscal year ending September
30, 2005

Operating Revenue                $    46,485             --              --         962,485
Gross Profit                     $    15,591             --              --         342,816
Loss before income taxes and
cumulative effect of             $(5,677,750)    (4,439,709)    (11,872,623)    (18,173,325)
accounting change
Net income (loss)                $(5,677,750)    (4,439,709)    (11,872,623)    (18,173,325)
Basic and Diluted net loss per   $     (0.05)   $     (0.04)   $      (0.10)    $     (0.16)
share

Correction of an error:
Subsequent to the date of the original 10KSB filing on December 23, 2004, it was determined that $364,277 in additional compensation expense should have been recorded into fiscal 2004 due to modifications of employee stock option exercises pursuant to cashless exercises. The following table reconciles the amounts listed above to the original filing

Fiscal year ending September     December 31,      March 31,       June 30,    September 30,
30, 2004                         2003              2004               2004     2004
Correction of an error                    --    $  (282,945)   $    (64,573)   $    (16,759)
Net loss, as originally          $(1,782,766)    (3,091,722)     (3,440,611)     (6,008,498)
reported

Net income (loss) as revised     $(1,782,766)    (3,374,667)     (3,505,184)     (6,025,257)

Effect to basic and diluted      $     (0.00)   $     (0.00)   $      (0.00)   $      (0.00)
net loss per share

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A - CONTROLS AND PROCEDURES

Management's Report on Assessment of Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined under Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control -- Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency (within the meaning of PCAOB Auditing Standard No. 2), or combination of control deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions.

Fiscal 2004 Restatement

As of September 30, 2004, the Company did not maintain effective controls over the application of generally accepted accounting principles related to the financial reporting process for complex, non-routine transactions. Our internal accounting personnel do not have sufficient depth, skills and experience in accounting for complex, non-routine transactions in the financial reporting process and there is a lack of review by internal accounting personnel or accounting contractors with appropriate financial reporting expertise of complex, non-routine transactions to ensure they are accounted for in accordance with generally accepted accounting principles. Additionally we did not consistently use outside technical accounting contractors to supplement our internal accounting personnel, and we had insufficient formalized procedures to assure that complex, non-routine transactions received adequate review by internal accounting personnel or outside contractors with technical accounting expertise.

This control deficiency resulted in the adjustments of our financial statements described in Note 2. During fiscal 2004 the Company improperly recorded transactions with employees and settlements of former employee non-qualifying stock options that were exercised on a "cashless" basis. For these transactions, both the exercise price and any payroll taxes owed by the employee or former employees were allowed to be paid for in shares of the stock exercised. Under FIN 44, such changes are considered to be modifications of the option grant and the transactions are required to be accounted for at the fair value of the stock issued on the date of the cashless exercise. These errors were first discovered and brought to the attention of management in May, 2005. The Company restated its consolidated financial statements for the year ended September 30, 2004 in by filing a Form 10-KSB/A on August 8, 2005.

The ineffective control over the application of generally accepted accounting principles in relation to complex, non-routine transactions in the financial reporting process could result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. As a result, management has determined that this control deficiency constituted a material weakness as of September 30, 2004. Because of the material weakness described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of September 30, 2004, based on criteria in Internal Control -- Integrated Framework issued by the COSO. Management communicated its conclusions to the Company's Board of Directors.

Management's Consideration of the Restatement

With respect to the restatement adjustment related to the stock option modification disclosed in Note 2 to the consolidated financial statement related to our incorrect accounting for equity compensation expense in 2004, management has concluded that the restatement for this item does not constitute a material weakness over the accounting for equity compensation expense as of September 30, 2005. In the preparation of the Annual Report on Form 10-KSB/A for the year ended September 30, 2004, filed on August 8, 2005, and the Annual Report on Form 10-K for the year ended September 30, 2005 in light of the discovery of the error discovered during a review of the 10-KSB, and as discussed in the Explanatory Note and in Note 2 to the consolidated financial statements, the Company undertook a review of all of its equity accounting transactions. We also conducted a review of additional significant, complex, non-routine transactions recorded from September, 2001 through the period ended March 31, 2005. The accounts reviewed as part of this remediation process were in addition to those reviewed in connection with the Company's preparation of its Form 10-KSB/A for the year ended September 30, 2004 filed on August 8, 2005. The Company utilized individuals with technical accounting expertise to supplement its internal review. The Company believes that these corrective actions, taken as a whole, have mitigated the control deficiencies with respect to our preparation of the 2004 Annual Report on Form 10-KSB/A and that these measures have been effective to ensure that information required to be disclosed in this 2005 Annual Report on Form 10-K have been recorded, processed, summarized and reported correctly. In particular, the Company's management believes that the measures implemented to date provided reasonable assurance that the Company's audited financial statements included in this 2005 Annual Report on Form 10-K are prepared in accordance with generally accepted accounting principles.

Management previously concluded that the Company did maintain effective internal control over financial reporting as of September 30, 2004. In connection with the restatement of the Company's consolidated financial statements relating to the Stock option modification adjustment described in Note 2 to the consolidated financial statements in this Annual Report on Form 10-KSB/A, management has determined that the material weakness described above resulted in the errors requiring this restatement. Accordingly, this restatement does affect the previous conclusion stated in this report on internal control over financial reporting.

Fiscal 2005 Assessment.

During management's review of our internal control structure under Sarbanes Oxley section 404, for the fiscal year ending September 30, 2005, we determined the following to be material weaknesses:


--------------------------------------------------------------------------------
      Entity level Processes and weaknesses . As of September 30, 2005, the following material weaknesses existed related to general processes and weaknesses for the entity taken as a whole:

      o Proper segregation of duties and inadequate training did not exist as well as an inadequate number of accounting and finance personnel staff at fiscal year end.

      o The Company did not have an Audit Committee, a Compensation Committee, and did not designate a financial expert on the Board of Directors since we only had a two person non-independent Board of Directors during the year.

      o The Company did not have an independent internal audit function due to the small size of the organization.

      These material weaknesses related to the entity as a whole affect all of our significant accounts and could result in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected.

      Information Technology Controls (ITCs) . ITCs are policies and procedures that relate to many applications and support the effective functioning of application controls by helping to ensure the continued proper operation of information systems. ITGCs include four basic information technology (IT) areas relevant to internal control over financial reporting: program development, program changes, computer operations, and access to programs and data. As of September 30, 2005, a material weakness existed relating to our information technology general controls, including ineffective controls relating to:

      o Access to programs and data including (1) user administration, (2) application and system configurations, and (3) periodic user access validation

      Inventory Processes. As of September 30, 2005, the following material weaknesses existed related to ineffective controls over our inventory processes:

      o Perpetual Inventory records: Ineffective controls to (a) accurately record the raw materials inventory moved out of inventory stores and into manufacturing production and later into finished goods, (b) accurately record manufacturing variances, (c) accurately track inventory movement and manage inventory held in offsite locations.

      As a result of these material weaknesses, management recorded material adjustments to the inventory, Cost of Sales, and expensed materials accounts during the fiscal year ended September 30, 2005.

Changes in Internal Control Over Financial Reporting

In the second quarter of 2005, the Company's Controller resigned and the Company appointed a replacement Corporate Controller on March 1, 2005. Under the supervision of our acting Chief Financial Officer and our Corporate Controller, we have implemented additional processes and procedures and have also effected a reorganization of our accounting and finance department, to assure adequate review of complex, non-routine transactions. These measures included the implementation of requirements for more stringent and complete documentation of the review, analysis and conclusions regarding complex, non-routine transactions and the review of the documentation regarding the analysis of such transaction and the proposed accounting treatment by senior accounting personnel and the principal accounting officer. We have also implemented policies and procedures to assure adequate and timely involvement of outside accounting contractors, as needed, to obtain guidance as to the application of generally accepted accounting principles to complex, non-routine transactions.

The Company has tested our internal control structure and has identified several controls, including those controls listed above as material weaknesses that require further remediation. The Company will continue the implementation of policies, processes and procedures regarding the review of complex, non-routine transactions and the hiring of additional accounting personnel.

Management believes that our controls and procedures will continue to improve as a result of the further implementation of these measures.

The Company's management has identified the steps necessary to address the material weaknesses existing in 2005 described above, as follows:

      (1) Hiring additional accounting and operations personnel and engaging outside contractors with technical accounting expertise, as needed, and reorganizing the accounting and finance department to ensure that accounting personnel with adequate experience, skills and knowledge relating to complex, non-routine transactions are directly involved in the review and accounting evaluation of our complex, non-routine transactions;

      (2) Involving both internal accounting and operations personnel and outside contractors with technical accounting expertise, as needed, early in the evaluation of a complex, non-routine transaction to obtain additional guidance as to the application of generally accepted accounting principles to such a proposed transaction;

      (3) Documenting to standards established by senior accounting personnel and the principal accounting officer the review, analysis and related conclusions with respect to complex, non-routine transactions; and

      (4) Requiring senior accounting personnel and the principal accounting officer to review complex, non-routine transactions to evaluate and approve the accounting treatment for such transactions.

      (5) Interviewing prospective new Directors for our Board including a member who is appropriately credentialed as a financial expert with a goal to establish both an Audit and Compensation committee as well as sufficient independent Directors.

      (6) Evaluating the internal audit function in relation to the Company's financial resources and requirements.

The Company began to execute the remediation plans identified above in the first fiscal quarter of 2006.

There was no change in our internal control over financial reporting during the year ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than the remediation measures which are described above.

Singer Lewak Greenbaum & Goldstein LLP, our independent registered public accounting firm, has audited management's assessment of the effectiveness of the Company's internal control over financial reporting as of September 30, 2005 as stated in their report which appears in this Annual Report on Form 10-K. Due to the inadequacy of evidences and lack of sufficient time to review management's assessment of internal controls, Singer Lewak has disclaimed an opinion on the effectiveness of our controls.

Evaluation of Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer/acting Chief Financial Officer and our Vice President of Finance, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our Chief Executive Officer and acting Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of September 30, 2005 because of the material weaknesses identified above.

ITEM 9B - OTHER INFORMATION

None.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the names, ages, and positions of our directors and officers.

Name                   Age   Position Held         Officer since       Director since
------------------     ---   ------------------    -----------------   --------------
Benton H. Wilcoxon     56    Chief Executive       2001                2002
                             Officer, Chairman,
                             Acting Chief
                             Financial Officer

C. William Arrington   64    Director              2001-January 2005   2002

Dominic J. Majendie    43    Corporate Secretary   2004                N/A
                             and Vice President,
                             EMEA

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

Biographical Information

BENTON H WILCOXON has been our Chief Executive Officer since November 3, 2001 and Chairman of the Board and a Director since February 2002. Currently, he is also the acting Chief Financial Officer of CTC. He also is Chairman and Chief Executive Officer of the Company's 100% owned subsidiaries TTC, CCC, CWS and TPC. From 1998 to 2001, he was a consultant for Magnesium Alloy Corporation, a Canadian company involved in the development of magnesium salt deposits and served as a Director from 1998 until December 2003. Between 1998 and 2000 he was a consultant to Macallan & Callanish Ltd., regarding business in Russia and Ukraine. Mr. Wilcoxon held senior positions with Ashurst Technology Ltd., a Bermuda corporation, from 1991 to 1997, culminating as Chairman, Chief Executive Officer and President. Ashurst Technology Ltd. commercialized advanced materials technologies, primarily from the Ukraine.

C. WILLIAM ARRINGTON has been a Director since February 2002. He also served as our President and the President and Chief Operating Officer of our 100% owned subsidiaries from November 3, 2001 to January 5, 2005. Mr. Arrington has over forty years experience in the electrical energy industry, both generation and transmission. This work has been in the areas of fossil fuel, nuclear, hydroelectric, wind and solar generation. He has also worked extensively in the chemical, petrochemical, utility and infrastructure development fields both in the U.S. and abroad. Mr. Arrington has served in many capacities in DOE programs. Through the USAFI program, he has achieved several degrees including a PhD in electrical engineering and an MBA. He currently serves on the boards of a number of energy and technology related companies. Mr. Arrington has operated his own consulting firm for the past eight years. Throughout his career he has specialized in air and water pollution control, new materials, renewable energy sources, resource conservation and technology commercialization.

DOMINIC J. MAJENDIE was appointed Secretary in August 2004. He has held the position of Director of Operations for EMEA (Europe, Middle East and Africa) since October 2002. From October 2001 to September 2002, Mr. Majendie was the General Manager of Middle East Telecommunications Company FZ-LLC, Dubai UAE, with the responsibility for operations including VoIP telecommunications operations and tendering for telecommunications network construction. Mr. Majendie has worked in the senior management of new materials, technology, IT and telecommunications companies in North America, Europe, Ukraine, and the Middle East. From April 1999 to October 2001, Mr. Majendie served as the Chairman of the Supervisory Board of ZAT 'Telesystems of Ukraine,' where he was responsible for the reorganization of the business and the company as well as guiding strategic, marketing and business planning, and negotiations with investors, equipment suppliers and partners for the launch of a mobile and local access telecommunications network. He has a law degree from Geneva University, Switzerland.

Involvement in Certain Legal Proceedings

Mr. Wilcoxon and Mr. Arrington were our executive officers during the two years before we filed our voluntary reorganization plan under Title 11.

Audit Committee Financial Expert

No person serving as a director qualifies as an "audit committee financial expert," as defined by the Sarbanes Oxley Act of 2002 and the regulations promulgated under the Securities Act of 1933 and the Securities Exchange Act of 1934. In forming our Board of Directors, we sought out individuals who would be able to guide our operations based on their business experience, both past and present, or their education. Our business model is not complex and our accounting issues are straightforward. Responsibility for our operations is centralized within management. We rely on the assistance of others, such as independent contractor accountants, to help us with the preparation of our financial statements. We recognize that having a person who possesses all of the attributes of an audit committee financial expert would be a valuable addition to our Board of Directors, however, we are not, at this time, able to compensate such a person therefore, we may find it difficult to attract such a candidate. Our entire board of directors is acting as our audit committee.

Procedures For Nominating Directors

There have been no material changes to the procedures by which our stockholders may recommend nominees to our board of directors during the fiscal year ended September 30, 2005 or since the last time we responded to Item 7(d)(2)(ii)(G) of
Schedule 14A.

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

None of Mr. Wilcoxon, Mr. Arrington and Mr. Majendie had changes to their beneficial ownership in fiscal 2005. Form 5s were not required to be filed under Rule 16a-3(f)(2) because all transactions otherwise required to be reported on Form 5 were reported before the due date of the Form 5.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Such code of ethics will be provided to any person without charge, by sending a request to our principal executive office. You may request a copy of this code of ethics to be sent as a pdf file to an e-mail address or by regular mail.

ITEM 11 - EXECUTIVE COMPENSATION

Summary Compensation Table

The following executive compensation disclosure reflects all compensation awarded to, earned by or paid to the executive officers below, for the fiscal years ended September 30, 2005, 2004 and 2003. None of our executive officers received compensation in excess of $150,000 for the fiscal year ended September 30, 2005, and no officer received compensation in excess of $130,000 for the fiscal years 2004 or 2003 respectively. The following table summarizes all compensation received by our Chief Executive Officer, Chief Operating Officer/President, Corporate Secretary and Chief Financial Officer (former) in fiscal years 2005, 2004 and 2003.

Name and Principal        Fiscal      Annual Compensation        Other Annual
Position                   Year    Salary ($)      Bonus ($)   Compensation ($)
-----------------------   ------   ----------      ---------   ----------------
Benton H Wilcoxon           2005   $  120,000             --                 --
Chief Executive Officer     2004   $  120,000             --                 --
                            2003   $  120,000             --                 --

C. William Arrington        2005   $  120,000             --                 --
Chief Operating             2004   $  120,000             --                 --
Officer and President       2003   $  120,000             --                 --

Dominic J Majendie          2005   $  120,000             --   $         27,068(5)
Vice-President, EMEA        2004   $  120,000             --   $         10,000(5)
                            2003            0(3)          --                 --

Brent Robbins (4)           2005   $       --             --                 --
Chief Financial Officer     2004   $   65,000             --                 --
(former)                    2003   $   30,000             --                 --


                                    Long Term Compensation
Name and Principal        Fiscal    Stock      Underlying             LTIP        All Other
Position                   Year     Awards    Options/SAR's        Payouts ($)   Compensation
-----------------------   ------   --------   -------------        -----------   ------------
Benton H Wilcoxon(1)        2005         --              --   --            --             --
Chief Executive Officer     2004         --              --   --            --             --
                            2003         --              --   --            --             --

C. William                  2005         --              --   --            --             --
Arrington(2)
Chief Operating             2004         --              --   --            --             --
Officer And President       2003         --              --   --            --             --

Dominic J Majendie(3)       2005         --              --   --            --             --
Vice-President, EMEA        2004   $410,000              --   --            --             --
                            2003         --       1,000,000   --            --             --

Brent N. Robbins(4)         2005         --              --   --            --             --
Chief Financial             2004         --              --   --            --             --
Officer (Former)
                            2003         --         750,000   --            --             --

(1) Benton H Wilcoxon was awarded 2 million options by decision of the Board of Directors dated August 13, 2003. This grant remains subject to the approval by an independent committee established by the Board of Directors to consider compensation.

(2) C. William Arrington was awarded 2 million options by decision of the Board of Directors dated August 13, 2003. This grant remains subject to the approval by an independent committee established by the Board of Directors to consider compensation.

(3) In August 2004, Dominic J. Majendie was awarded 250,000 shares of restricted stock in consideration for consulting services rendered during the fiscal year ended 2003. Compensation recorded in the financial statements for this stock issuance for the year ended September 30, 2003 was $0. The fair market value of the stock granted in 2004 on the date of issuance was $410,000 which is included in the statement of operations as officer compensation in the fiscal year ending September 30, 2004. As of September 30, 2005, the value of these shares was $360,000 based on a closing price of $1.44 per share of our common stock, as quoted on the OTC Bulletin Board. These shares are not subject to vesting.

(4) Brent Robbins' employment with the Company as the Chief Financial Officer ceased on January 30, 2004.

(5) The amount listed represents temporary living expenses and relocation expenses.

No options were granted to the Company's executive officers during fiscal years ending September 30, 2004 and September 30, 2005. Benton H Wilcoxon and C. William Arrington were each awarded an option to purchase 2 million options by decision of the Board of Directors dated August 13, 2003. This grant remains subject to the approval by an independent committee to be established by the Board of Directors to consider compensation. The committee has not yet met to decide this issue. To date, no members have been appointed to the independent committee and no meetings have been held. Our board consists of two non-independent directors and it is seeking at least three independent directors. The options have not been included in the table above because they have not been approved by the independent committee yet and thus are not yet effective.

Aggregated Option Exercises In Last Fiscal Year Ended
September 30, 2005 and FY-End Option Values

The following table provides information on option exercises for our Chief Executive Officer and our other most highly compensated executive officers in the year ended September 30, 2005 and their option holdings as of September 30, 2005.The value of an in-the-money stock option represents the difference between the aggregate estimated fair market value of the underlying stock and the aggregate exercise price of the stock option. We have used the quoted closing price of $1.44 per share on the OTC Bulletin Board on September 30, 2005 as the estimated fair market value of our common stock in determining the value of unexercised options.

                                          Number of Securities
                          Shares         Underlying Unexercised     Value of Unexercised In-the-Money
                       acquired upon   Options at Fiscal Year-End      Options at Fiscal Year-End
Name                     Exercise       # Exercised/Unexercised       ($) Exercisable/Unexercisable
--------------------   -------------   --------------------------   ---------------------------------
Benton H Wilcoxon                 --        508,172/127,044                 $553,907/$276,955
C. William Arrington              --        508,172/127,044                 $553,907/$276,955
Dominic J. Majendie               --        680,000/320,000                 $618,800/$291,200


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

Mr. Dominic Majendie was originally employed in October 2002 as Director of Operations, EMEA (Europe, Middle East, and Africa) of CTC under an employment agreement dated October 1, 2003, which expires on September 30, 2008. He now occupies the position of Vice President, EMEA. The essential terms of his employment agreement are as follows:

      o Mr. Majendie's annual base compensation, which was initially $120,000.00, increases at a minimum of 10% per year.

      o Mr. Majendie is eligible for annual bonuses and bonuses based on revenue from specific projects and sales he brings us.

      o Mr. Majendie received an initial option to purchase up to 1,000,000 shares of common stock, vesting with respect to 85,000 shares each quarter, issued as of August 11, 2003.

      o CTC reimburses Mr. Majendie for all reasonable business expenses, and provides him with a $150.00 per month telephone allowance and a company car or car allowance.

      o Mr. Majendie is entitled to 18 months salary in the event that CTC merges, sells a controlling interest, or sells a majority of its assets.

      o In the event that Mr. Majendie's employment is terminated due to his death, his beneficiaries are entitled to his then current Base Salary through 60 days after his death.

      o In the event the agreement is terminated prior to its expiration for any other reason, Mr. Majendie will be entitled to receive his then current base salary and all accrued, earned but unpaid bonuses or benefits.

      o Mr. Majendie is required to maintain the confidentiality of CTC proprietary information.

Mr. Majendie was paid compensation of $120,000 per year for fiscal 2005.

Compensation Committee Interlocks and Insider Participation

Our board of directors acted as our compensation committee during our 2005 fiscal year. We have two Directors, Benton H. Wilcoxon and C. William Arrington. Our director Benton H. Wilcoxon is also a Company employee and officer. Our director C. William Arrington served as an employee and officer from the beginning of the fiscal year to January 5, 2005 and as an employee from January 6, 2005 to September 30, 2005. In recognition that the board of directors has not yet established an independent compensation committee, the board took no actions regarding the compensation of Mr. Wilcoxon or Mr. Arrington during fiscal 2005. Other than stock option grants, there are no executive or officer incentive compensation programs in either cash, stock, or equity derivatives.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table sets forth certain information, as of September 30, 2005, concerning shares of common stock authorized for issuance under all of our equity compensation plans:

                                                                                  Number of securities
                                                                                  remaining available
                                  Number of securities                            for future issuance
                                   to be issued upon       Weighted-average          under equity
                                      exercise of         exercise price of        compensation plans
                                  outstanding options,   outstanding options,    (Excluding securities
Plan Category                     warrants and rights    warrants and rights.   reflected in Column(A))
-------------------------------   --------------------   --------------------   -----------------------
                                          (A)                    (B)                    (C)
Equity Compensation Plans
  approved by security holders           6,167,936               $0.61                  6,778,976(1)

Equity Compensation Plans not
  approved by security holders           2,099,362(2)            $1.20                          0
                                         ---------               -----                  ---------

TOTAL                                    8,267,298               $0.76                  6,778,976
                                         =========               =====                  =========


(1) This number of securities represents 6,778,976 shares available for issuance under the 2002 Non-Qualified Stock Compensation Plan.

(2) Securities represent common shares issuable upon the exercise of Series' S, T, and U warrant series issued for services rendered prior to September 30, 2005. For a description of the material features of these equity compensation arrangements, see our financial statements, Note 8, under the caption "Shareholders Equity, Warrants."

The following table sets forth certain information regarding beneficial ownership of our common stock as of December 11, 2005, determined in accordance with Rule 13d-3 and 13d-5 of the Exchange Act by:

(i) each person who is known by CTC to own beneficially more than five percent (5%) of the outstanding shares of our voting securities,

(ii) each director and executive officer of CTC, and

(iii) all directors and executive officers of CTC as a group.

Unless otherwise indicated below, to the knowledge of CTC, all persons listed below have sole voting and investing power with respect to their shares of common stock, except to the extent authority is shared by spouses under applicable community property laws.

                                         Name and Address     Amount and Nature of
Title of Class                          of Beneficial Owner   Beneficial Ownership      Percent of Class
-------------------------------------   -------------------   --------------------      ----------------
Common                                   Benton H Wilcoxon              19,985,484(1)              15.44%
                                         2026 McGaw Avenue
                                         Irvine, CA 92614

Common                                  C. William Arrington            20,758,684(2)              16.03%
                                         2026 McGaw Avenue
                                         Irvine, CA 92614

Common                                  Dominic J. Majendie              1,100,000(3)        Less than 1%
                                         2026 McGaw Avenue
                                         Irvine, CA 92614

All Officers and directors as a group                                   41,844,168                 32.32%


(1) Includes 19,477,312 shares of common stock, 508,172 options to purchase shares of common stock that may become exercisable within the 60 days after December 11 2005. Excludes 2 million options granted subject to the approval of a Board Committee.

(2) Includes 20,250,512 shares of common stock, of which five million shares of stock were transferred into the name of Argyll Equities, LLC and held as collateral pursuant to a March 17, 2005 Loan Agreement and subsequent addendums thereto between Argyll Equities, LLC and Charles William Arrington. Mr. Arrington remains the beneficial owner of the shares. Includes 508,172 options to purchase shares of common stock that may become exercisable within the 60 days after December 11 2005. Excludes 2 million options granted subject to the approval of a Board Committee.

(3) Includes 250,000 shares of common stock, and 850,000 options that may become exercisable within the 60 days after December 11 2005.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On January 5, 2005, Mr. Arrington ceased to be Chief Operating Officer of the Company. He continues to serve as a director and as an employee with the title Senior Vice President, Office of the CEO. In April, 2005, we entered into a sub-lease with a Company owned by Mr. Arrington, the principal terms of which required him to pay us $100,000 for use of an office in our headquarters for three years. Mr. Arrington paid the entire $100,000 in May, 2005. The balance is recorded on our balance sheet as Due to Affiliate.

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed for each of Fiscal Year 2004 and Fiscal Year 2005 for professional services rendered by our principal accountants for the audit of our annual financial statements, review of financial statements included in our Form 10-Qs and other services provided by the accountant in connection with statutory and regulatory filings are as follows:

Fiscal Year 2004: $103,418.61;
Fiscal Year 2005: $198,600.73.

Audit-Related Fees

The aggregate fees billed for each of Fiscal Year 2004 and Fiscal Year 2005 for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financials statements are as follows:

Fiscal Year 2004: $0.00;
Fiscal Year 2005: $0.00.

Tax Fees

The aggregate fees billed during Fiscal Year 2004 and Fiscal Year 2005 for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning are as follows:

Fiscal Year 2004: $0.00;
Fiscal Year 2005: $0.00.

All Other Accountant Fees

The aggregate fees billed for each of Fiscal Year 2004 and Fiscal Year 2005 for other professional services rendered by our principal accountants are as follows:

Fiscal Year 2003: $0.00;
Fiscal Year 2004: $0.00.

Audit Committee Pre-Approval Policies And Procedures

The Company does not have an audit committee and does not have any pre-approval policies or procedures.

                                     PART IV

ITEM 15- EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

      (1) Financial Statements - See Index to Consolidated Financial Statements under Item 8 above.

      (2) Exhibits - See Index to Exhibits following the signatures to this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        COMPOSITE TECHNOLOGY CORPORATION

                                        By: /s/ Benton H Wilcoxon
                                            --------------------------
                                            Benton H Wilcoxon
                                            Chief Executive Officer

Dated: December 13, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                        /s/ Benton H Wilcoxon
                        --------------------------
                        Benton H Wilcoxon
                        Chief Executive Officer,
                        Acting Chief Financial Officer and
                        Chairman

                        Dated: December 13, 2005

                        /s/ C. William Arrington
                        --------------------------
                        C. William Arrington
                        Director

                        Dated: December 12, 2005


EXHIBIT INDEX

Number       Description
2.1(1)       Articles of Merger of ElDorado Financial Group, Inc., a Florida
             corporation, into ElDorado Financial Group, Inc., a Nevada corporation.

2.2(2) Agreement and Plan of Reorganization By and Among Transmission Technology Corporation, Certain of its Stockholders, and ElDorado Financial Group, Inc. dated November 3, 2001.

2.3(3) Third Amended Chapter 11 Plan of Reorganization with non-material modifications of Composite Technology Corporation.

2.4(3) Order confirming Debtor's Third Amended Chapter 11 Plan of Reorganization with Non-material Modifications.

3.1(1)       Articles of Incorporation of the Company.

3.2(4)       Bylaws as revised January 13, 2005.

10.1(1) 2001 Transmission Technology Corporation Incentive Compensation Stock Option Plan.

10.2(5) Technology License Agreement by and between W.B.G., Inc. and Transmission Technology Corporation dated May 7, 2001.

10.3(6) Composite Technology Corporation 2002 Non-Qualified Stock Compensation Plan.

10.4(7) Consulting Agreement by and between Composite Products Development, Inc., George Korzeniowski and Composite Technology Corporation, dated March 1, 2002.

10.5(7) License Agreement between Composite Technology Corporation and W. Brandt Goldsworthy & Associates, Inc., dated February 6, 2003.

10.6(7) Firm Fixed Price Billable Services Agreement Terms and Conditions between EPRI Solutions, Inc. and Composite Technology Corporation, dated February 2003.

10.7(7) Consulting Agreement between David C. Bryant and Composite Technology Corporation, dated February 21, 2003.

10.8(7) Consulting Agreement by and between Composite Technology Corporation, CTC Cable Corporation and Global American Energy Inc., dated March 31, 2003.

10.9(7) Research Agreement between University of Southern California and Composite Technology Corporation, dated June 23, 2003.

10.10(8) Composite Technology Corporation Option Agreement - Dominic J. Majendie dated August 11, 2003.

10.11(9) Composite Technology Corporation Option Agreement - Benton Wilcoxon dated August 13, 2003.

10.12(9) Composite Technology Corporation Option Agreement - William Arrington dated August 13, 2003.

10.13(8) Employment Agreement between Composite Technology Corporation and Dominic J. Majendie, dated October 1, 2003.

10.14(7) Joint Development Agreement between FCI SA and Composite Technology Corporation, dated November 5, 2003.

10.15(9) Lease Agreement between Composite Technology Corporation and CNH, LLC dated November 7, 2003.

10.16(8) Letter Agreement between the Registrant and the City of Kingman, Kansas, dated November 11, 2003.

10.17(11)    Form of Securities Purchase Agreement, Registration Rights
             Agreement and Common Stock Purchase Warrants, dated as of December
             16, 2003.

10.18(8) Form of Securities Purchase Agreement including form of the Debenture attached as Exhibit A, form of the Registration Rights Agreement attached as Exhibit B thereto, form of the Common Stock Purchase Warrant attached as Exhibit C thereto, form of legal opinion attached as Exhibit D, form of Custodial and Security Agreement attached as Exhibit E, dated August 17, 2004.

10.19(12)    Manufacturing Agreement between Composite Technology Corporation and General Cable Corp dated October 2, 2004.

10.20(12)    Distribution Agreement between Composite Technology Corporation and
             General Cable Corp dated October 2, 2004.

10.21(13)    Letter Agreement between Composite Technology Corporation and
             Feldman Weinstein LLP, dated November 23, 2004.

10.22(14)    Engagement Agreement between Composite Technology Corporation and
             Brian Brittsan, dated December 18, 2004.

10.23(7) Letter Agreement between Composite Technology Corporation and Midsummer Investment, Ltd., Bristol Investment Fund, Ltd., Islandia, L.P. and Omicron Trust dated January 21, 2005.

10.24(7) Employee Confidentiality and Assignment Agreement between David C. Bryant and Composite Technology Corporation, dated February 21, 2005.

10.25(15)    Exclusive Brokerage and Risk Management Agreement by and between
             Brakke Snafnitz Insurance Brokers, Inc. and Composite Technology
             Corporation dated June 29, 2005.

10.26(16)    Securities Purchase Agreement including form of the Convertible
             Note, Registration Rights Agreement and the Common Stock Purchase
             Warrant, dated September 23, 2005.

10.27(3) Settlement Agreement entered into by and between Composite Technology Corporation and Ronald Morris and American China Technology Systems, LLC.

10.28(3) Settlement and Mutual Release Agreement entered into by and between Composite Technology Corporation and Ascendiant Capital Group.

10.29(3) Settlement Agreement entered into by and between Composite Technology Corporation and City of Kingman, Kansas.

10.30(3) Settlement and Mutual Release Agreement entered into by and between Composite Technology Corporation and David S. Shields, M.D.

10.31(3) Settlement Agreement entered into by and between Composite Technology Corporation and Richard. O. Weed.

10.32(3) Settlement Agreement entered into by and between Composite Technology Corporation and Frank Bishop.

10.33(3) Settlement Agreement entered into by and between Composite Technology Corporation and G.S. Schwartz & Co.

10.34(3) Settlement Agreement entered into by and between Composite Technology Corporation and Clem Hiel and Composite Support Solutions, Inc.

10.35(3) Settlement Agreement entered into by and between Composite Technology Corporation and John Nunley.

10.36(3) Mutual Release Agreement entered into by and between Composite Technology Corporation and Acquvest, Inc., Paul R. Koch, Victoria Koch, and Patricia Manolis.

10.37(3) Confidential Information and Invention Assignment Agreement entered into by and between Composite Technology Corporation and Dominic J.G.G. Majendie.

10.38(17)    Second Amendement to securities Purchase Agreement dated October 7,
             2005.

10.39(18)    Agreement between City of Kingman, Kansas and Composite Technology, dated as of september 23, 2005.

10.40(19)    Amendement to Securities Purchase Agreement, dated October 3, 2005.

10.41(19)    Form of Senior Convertible Note.

14           Code of Ethics.

21(7)        Subsidiaries of the Registrant.

23.1         Consent of Independent Registered Public Accounting Firm.

31.1         Rule 13a-14(a) / 15d-14(a)(4) Certification

32.1         Section 1350 Certification

(1) Incorporated herein by reference to Form 10-KSB filed as a Form 10-KT with the U. S. Securities and Exchange Commission on February 14, 2002.

(2) Incorporated herein by reference to Form 8-K filed with the U. S. Securities and Exchange Commission on November 20, 2001.

(3) Incorporated by reference to the Form 8-K filed with the U. S. Securities and Exchange Commission on November 25, 2005.

(4) Incorporated herein by reference to Form 8-K filed with the U.S. Securities and Exchange Commission on January 18, 2005.

(5) Incorporated herein by reference to Form 8-K filed with the U. S. Securities and Exchange Commission on January 11, 2002.

(6) Incorporated herein by reference to Definitive Schedule 14C filed with the U.S. Securities and Exchange Commission on January 27, 2003.

(7) Incorporated herein by reference to Form 10KSB, as amended, filed with the U.S. Securities and Exchange Commission on August 8, 2005.

(8) Incorporated herein by reference to Form SB-2/A (File No. 333-118991) filed with the U.S. Securities and Exchange Commission on October 29, 2004.

(9) Incorporated herein by reference to Form 10-KSB filed with the U.S. Securities and Exchange Commission on February 4, 2004.

(10) Incorporated herein by reference to Form SB-2 filed with the U.S. Securities and Exchange Commission on January 25, 2005.

(11) Incorporated herein by reference to Form 8-K filed with the U.S. Securities and Exchange Commission on December 19, 2003.

(12) Incorporated herein by reference to Form 8-K filed with the U.S. Securities and Exchange Commission on October 7, 2004.

(13) Incorporated herein by reference to Form 8-K filed with the U.S. Securities and Exchange Commission on November 24, 2004.

(14) Incorporated by reference to Form 8-K filed with the U.S. Securities and Exchange Commission on January 11, 2005.

(15) Incorporated herein by reference to Form 8-K filed with the U.S Securities and Exchange Commission on July 11, 2005.

(16) Incorporated by reference to Form 8-K filed with the U.S. Securities and Exchange Commission on September 26, 2005.

(17) Incorporated by reference to Form 8-K filed with the U.S. Securities and Exchange Commission on October 13, 2005.

(18) Incorporated by reference to Form 8-K filed with the U.S. Securities and Exchange Commission on October 5, 2005.

(19) Incorporated by reference to Form 8-K filed with the U.S. Securities and Exchange Commission on October 4, 2005.