Form 10-Q
period 2005-12-31
COMPOSITE TECHNOLOGY CORP
filed 2006-02-03
CIK 317477

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                                   (Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2005

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

YES |X| NO |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer(as defined in Rule 12b-2 of the Exchange Act).

Large Accelerated Filer |_| Accelerated Filer |X| Non-Accelerated Filer |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

YES |_| NO |X|

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

YES |X| NO |_|

Indicate the number of shares outstanding of the issuer's common stock as of February 2, 2006:

            CLASS                              NUMBER OF SHARES OUTSTANDING
            -----                              ----------------------------
   Common Stock, par value                         135,179,914 shares
       $0.001 per share

================================================================================

                        COMPOSITE TECHNOLOGY CORPORATION
                Form 10-Q for the Quarter ended December 31, 2005
                                Table of Contents

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION
Item 1 Financial Statements                                                   3
Item 2 Management's Discussion and Analysis of Financial Condition
       and Results of Operations                                             29
Item 3 Quantitative and Qualitative Disclosures About Market Risk            52
Item 4 Controls and Procedures                                               52

PART II - OTHER INFORMATION
Item 1 Legal Proceedings                                                     53
Item 2 Unregistered Sales of Equity Securities and the Use of
       Proceeds                                                              57
Item 3 Defaults Upon Senior Securities                                       57
Item 4 Submission of Matters to a Vote of Security Holders                   57
Item 5 Other Information                                                     57
Item 6 Exhibits                                                              58
SIGNATURE                                                                    60

ITEM 1
                          PART 1 - FINANCIAL STATEMENTS
                        COMPOSITE TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                   December 31,    September 30
                                                       2005            2005
                                                   ------------    ------------
                                                   (unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents                          $  1,299,193    $    807,815
Accounts receivable, net of reserve of $2.5m
  and $2.5m                                              13,060          56,998
Inventory                                             2,483,239       1,233,334
Prepaid expenses and other current asset                532,100         395,978
                                                   ------------    ------------
Total current assets                                  4,327,592       2,494,125

PROPERTY AND EQUIPMENT, net                           2,704,711       2,765,609
OTHER ASSETS                                            222,599         511,581
                                                   ------------    ------------
TOTAL ASSETS                                       $  7,254,902    $  5,771,315
                                                   ============    ============
LIABILITIES AND SHAREHOLDER EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts Payable                                      2,542,402    $  2,315,214
Accrued Payroll                                         139,164         131,803
Accrued officer compensation                            255,619              --
Accrued Interest                                             --         341,469
Due to Affiliate                                         87,480          97,200
Deferred revenue                                         27,810         621,748
Liabilities subject to compromise                            --       1,625,520
Deferred gain on sale of fixed assets                    15,523          19,052
Deferred rent                                           189,216         170,294
Accrued litigation settlements - See note 9                  --      14,244,792
Lease obligation - current                              414,594         403,191
                                                   ------------    ------------
Total current liabilities                          $  3,671,808    $ 19,970,285

LONG TERM LIABILITIES
Convertible notes                                    12,380,250      10,860,442
Lease obligation - long-term                            335,770         444,696
                                                   ------------    ------------
Total long-term liabilities                          12,716,020      11,305,138
                                                   ------------    ------------
Total Liabilities                                    16,387,828    $ 31,275,421
                                                   ------------    ------------
SHAREHOLDER EQUITY
Common stock, $.001 par value 200,000,000
  shares authorized 129,922,311 and
  118,744,359 issued and outstanding                    129,922         118,744
Additional paid-in capital                           64,574,817      40,979,912
Accumulated Deficit                                 (73,837,665)    (66,602,763)
                                                   ------------    ------------
Total shareholder's equity (Deficit)                 (9,132,926)    (25,504,106)
                                                   ------------    ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $  7,254,902    $  5,771,315
                                                   ============    ============

   The accompanying notes are an integral part of these financial statements

                        COMPOSITE TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004
                                   (UNAUDITED)

                                                  Three Months    Three Months
                                                     ended            ended
                                                  December 31,     December 31,
                                                      2005            2004
                                                   (unaudited)     (unaudited)
                                                  -------------   -------------
Revenue:
  Product Sales                                   $      22,892   $      46,485
  Consulting Revenue                                    550,000              --
                                                  -------------   -------------
Total Revenue                                     $     572,892   $      46,485
Cost of production sales sold                            16,680          30,894
Cost of consulting revenue                              304,787              --
                                                  -------------   -------------
Gross margin                                      $     251,425   $      15,591

OPERATING EXPENSES
Officer compensation                                    102,130          85,385
General and administrative                              907,164         598,607
Legal, professional, & consulting                     1,449,583       2,825,830
Research and development                              1,211,255       1,079,651
Sales and Marketing                                     516,449         272,789
Depreciation                                            191,645         111,376
Reorganization expense - bankruptcy legal fees          283,369              --
                                                  -------------   -------------
Total operating expenses                          $   4,661,595   $   4,973,638
                                                  -------------   -------------
LOSS FROM OPERATIONS                              $  (4,410,170)  $  (4,958,047)
                                                  -------------   -------------
OTHER INCOME /EXPENSE
Interest expense                                       (218,666)       (751,219)
Interest income                                          14,245          27,260
Gain on sale of assets                                    3,529           4,256
Reorganization item - adjustment to carrying
value of convertible debt                            (2,622,240)             --
                                                  -------------   -------------

Total other income/expense                        $  (2,823,132)  $    (719,703)
                                                  -------------   -------------
Earnings before Income Taxes                      $  (7,233,302)  $   5,677,750
Income Taxes                                              1,600              --
                                                  -------------   -------------
NET LOSS                                          $  (7,234,902)  $   5,677,750
                                                  -------------   -------------
BASIC AND DILUTED LOSS PER SHARE                  $       (0.06)  $       (0.05)

TOTAL BASIC AND DILUTED LOSS PER SHARE
AVAILABLE TO COMMON SHAREHOLDERS                  $       (0.06)  $       (0.05)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING          124,511,518     111,814,117
                                                  -------------   -------------
    The accompanying notes are an integral part of these financial statements

                        COMPOSITE TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004
                                   (UNAUDITED)

                                                                     For the         For the
                                                                  three months     three months
                                                                     ending           ending
                                                                  December 31,     December 31
                                                                      2005             2004
                                                                 --------------   --------------
                                                                   (unaudited)      (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                         $   (7,234,902)  $   (5,677,750)
Adjustments to reconcile net loss to net cash provided by (used
  in) operating activities:
  Accretion of deferred gain on PP&E                                     (3,529)         (20,666)
  Loss on sale of fixed assets                                               --           16,410
  Depreciation                                                          191,645          111,376
  Deferred rent expense                                                   9,202               --
  Inventory reserve expense                                             529,613               --
  Interest on fixed conversion features                                      --          530,340
  Expense related to fair value of vested options                       145,029           40,325
  Issuance of common stock for services                                 494,330               --
  Issuance of warrants for services                                     180,416           85,714
  Issuance of warrants for modification of debt agreement                    --        1,993,809
  Compensation expense related to modification of stock                 388,692               --
    warrants
  Reorganization item - adjustment to carrying value of               2,622,240               --
convertible debt
(Increase) decrease in Assets:
  Restricted Cash                                                            --       10,010,060
  Accounts Receivable                                                    43,938            1,994
  Inventory                                                          (1,779,518)        (343,943)
  Prepaid Expenses                                                      217,878           66,053
  Capitalized construction costs                                        304,787               --
  Other assets                                                          (15,805)         (47,921)
Increase (Decrease) in Liabilities
  Accounts payable - trade                                           (1,144,699)        (669,974)
  Accrued payroll and related expenses                                    7,361           (3,618)
  Accrued officer compensation                                               --           (8,942)
  Deferred revenue                                                     (593,938)              --
                                                                 --------------   --------------
Net cash provided by (used in) operating activities              $   (5,637,260)  $    6,083,267
                                                                 --------------   --------------
CASH FLOW FROM INVESTING ACTIVITIES
Purchase of property and equipment                                     (130,747)        (230,716)
Proceeds from sale of assets                                                 --           93,015
                                                                 --------------   --------------
Net cash provided by (used in) investing activities                    (130,747)        (137,701)
                                                                 --------------   --------------
CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible debentures                      6,000,000               --
Payments on capital lease assets                                        (97,523)         (65,684)
Proceeds from exercise of options                                            --           30,000
Proceeds from exercise of warrants                                      356,908          859,620
                                                                 --------------   --------------
Net cash provided by financing activities                             6,259,385          823,936
                                                                 --------------   --------------
Net increase/(decrease) in cash and cash equivalents                    491,378        6,769,502
CASH AND CASH EQUIVALENTS, BEGINNING OF  PERIOD                         807,815        2,930,615
                                                                 --------------   --------------
CASH AND CASH EQUIVALENTS, END OF  PERIOD                        $    1,299,193   $    9,700,117
                                                                 --------------   --------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW  INFORMATION
CASH PAID FOR BANKRUPTCY ITEMS                                   $      503,279   $           --
INTEREST PAID                                                    $      218,666   $      220,879
INCOME TAX PAID                                                  $        1,600   $        1,600

   The accompanying notes are an integral part of these financial statements.

Supplemental Schedule for Non Cash Financing Activities

During the first quarter of fiscal 2006, the Company issued 2,858,913 shares of common stock for the conversion of $4,480,191 of the August, 2004 Convertible Debentures as follows:

o $680,191 of principal was converted at $1.67 per share into 407,300 shares of common stock

o $3,800,000 of principal was converted at $1.55 per share into 2,451,613 shares of common stock.

During the first quarter of fiscal 2006, the Company issued 7,521,425 shares of common stock for settlement of bankruptcy claims and litigation settlements valued at $14,507,521. On September 30, 2005, $14,244,792 had been recorded as accrued litigation and $262,729 had been recorded as liabilities subject to compromise.

During the first quarter of fiscal 2006, the Company issued 232,258 shares of common stock for debt financing services valued at $360,000.

During the first quarter of fiscal 2006, the Company issued 73,961 shares of common stock in settlement of Accounts Payable totaling $131,651.

During the first quarter of fiscal 2006, the Company issued 200,000 shares of common stock as prepayment for commissions valued at $354,000 in conjunction with a bankruptcy settlement.

During the first quarter of fiscal 2006, the Company issued 261,132 shares of common stock in lieu of interest totaling $433,435.

During the first quarter of fiscal 2006, in October, 2005 the Company raised $6,000,000 in convertible notes. In conjunction with these notes:

o The Company issued 1,354,838 warrants and valued the conversion features of the notes and warrants at $1,834,092. Under bankruptcy accounting, the entire balance was expensed as a reorganization item immediately following issuance. See also footnotes 3, 4, 5, and 12.

o The Company triggered certain anti-dilution provisions in the August, 2004 Convertible debentures including the re-pricing of warrants issued to the debenture holders and a re-setting of the debt conversion price from $1.67 to $1.55. The company re-priced 4,537,538 warrants and recorded an expense charge of $388,962 to legal, professional, and consulting. The Company recorded the intrinsic value of the change to the conversion price at $788,148 as additional debt discount to the August, 2004 debentures. Under bankruptcy accounting, the debt discount was immediately charged to expense as a reorganization item - adjustment to debt carrying value immediately following the re-pricing . See also footnotes 3, 4, 5, and 12.

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

Commercial orders: We announced our initial commercial order of our ACCC cable under the General Cable agreement in May, 2005. From this initial commercial order through January, 2006, we have received cumulative confirmed orders for approximately $3.1 million of our ACCC cable and related ACCC hardware and we have recognized approximately $1.0 million as revenue in fiscal 2005. During the next 12 months, we anticipate that our sales will increase and that our ACCC products will gain acceptance in the marketplace resulting in additional sales orders and positive cash flows from operations.

We believe our cash position as of December 31, 2005 of $1.3 million, in addition to approximately $2,400,000 of "in the money" warrants expiring in fiscal 2006, approximately $1,000,000 of "in the money" callable warrants, and expected cash flows from revenue orders may not be sufficient to fund operations for the next four calendar quarters. We anticipate that additional cash is needed to fund operations beyond February, 2006 and to the extent required the Company intends to continue the practice of issuing stock, debt or other financial instruments for cash or for payment of services until our cash flows from the sales of our primary products is sufficient to provide cash from operations or if we believe such a financing event would be a sound business strategy.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements of Composite Technology Corporation (the "Company" or "Composite Technology") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required for complete financial statements. Interim information is unaudited; however, in the opinion of the Company's management, the accompanying unaudited, consolidated financial statements reflect all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation of the Company's interim financial information. These financial statements and notes should be read in conjunction with the audited financial statements of the Company included in the Company's Annual Report on Form 10-K for the year ended September 30, 2005 filed with the Securities and Exchange Commission on December 13, 2005.

The results of operations for the three months ended December 31, 2005 are not necessarily indicative of the operating results that may be reported for the fiscal year ending September 30, 2006 or for any other future period.

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

Stock-Based Compensation

Prior to September 30, 2005, we accounted for employee stock option plans based on the intrinsic value method in accordance with Accounting Principles Board
(APB) Opinion No. 25, " Accounting for Stock Issued to Employees," and related Interpretations and had adopted the disclosure requirements of SFAS No. 123, " Accounting for Stock-Based Compensation" (SFAS No.123), as amended by SFAS No. 148, " Accounting for Stock-Based Compensation-Transition and Disclosure " (SFAS No. 148). Accordingly, compensation cost for stock options was measured as the excess, if any, of the quoted market price of the Company's stock at the grant date over the amount an employee must pay to acquire the stock. The Company granted stock options with exercise prices equal to the market price of the underlying stock on the date of grant; therefore, the Company did not record stock-based compensation expense under APB Opinion No. 25.

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, " Share-Based Payments" to require that compensation cost relating to share-based payment arrangements be recognized in the financial statements. As of October 1, 2005, we adopted SFAS No. 123R using the modified prospective method, which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options were determined using the Black-Scholes valuation model, which is consistent with our valuation techniques previously utilized for stock options in footnote disclosures required under SFAS No. 123, as amended by SFAS No. 148. Such fair value is recognized as expense over the service period, net of estimated forfeitures. The adoption of SFAS No.123R resulted in no cumulative change in accounting as of the date of adoption.

On September 27, 2001, the FASB Emerging Issues Task Force (EITF) issued EITF Issue 96-18 "Accounting for Equity Instruments That are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" which requires that equity instruments issued in exchange for services be valued at the more accurate of the fair value of the services provided or the fair value of the equity instruments issued. For equity instruments issued that are subject to a required service period the expense associated with the equity instruments is recorded as the instruments vest or the services are provided. The Company has granted options and warrants to non-employees and recorded the fair value of the equity instruments on the date of issuance using the Black-Scholes valuation model. For grants subject to vesting or service requirements, the expenses is deferred and is recognized over the more appropriate of the vesting period, or as services are provided.

On March 29, 2005, the Securities and Exchange Commission published Staff Accounting Bulletin No. 107 (SAB 107), which provides the Staff's views on a variety of matters relating to stock-based payments. SAB 107 requires stock-based compensation to be classified in the same expense line items as cash compensation. Information about stock-based compensation included in the results of operations for the quarters ending December 31, 2005 and 2004 is as follows (in thousands):

                                                           Three Months Ended
                                                              December 31,
                                                          2005           2004
                                                      ------------  ------------
Officer Compensation                                  $     36,848  $         --
Legal, Professional and Consulting                         931,188     2,079,523
Selling and marketing                                        3,158            --
Research and development                                    38,103        40,325
General and administrative                                  66,920            --
                                                      ------------  ------------
Totals                                                $  1,076,217  $  2,119,848
                                                      ============  ============

Our stock options vest on an annual or a quarterly basis. For the remainder of fiscal 2006, we expect stock based compensation expense related to employee stock options of approximately $172,000, $155,000, and $119,000 before income taxes for the quarters ending March 31, 2006, June 30, 2006, and September 30, 2006 respectively. We expect stock based compensation related to non-employee stock options to be approximately $129,000, $37,000, and $37,000 before income taxes for the quarters ending March 31, 2006, June 30, 2006, and September 30, 2006 respectively. Such amounts may change as a result of additional grants, forfeitures, modifications in assumptions and other factors. SFAS No. 123R provides that income tax effects of share-based payments are recognized in the financial statements for those awards which will normally result in tax deductions under existing tax law. Under current U.S. federal tax law, we would receive a compensation expense deduction related to non-qualified stock options only when those options are exercised and vested shares are received. Accordingly, the financial statement recognition of compensation cost for non-qualified stock options creates a deductible temporary difference which results in a deferred tax asset and a corresponding deferred tax benefit in the income statement. However, since we currently have a full valuation allowance for all of our deferred tax assets, any tax consequences for fiscal 2006 is expected to be negligible to the financial statements.

Convertible Debt

The Company has issued two series of convertible debt securities. Convertible debt is accounted for under the guidelines established by APB Opinion No. 14 Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants (APB14) under the direction of Emerging Issues Task Force (EITF) 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, (EITF 98-5) EITF 00-27 Application of Issue No 98-5 to Certain Convertible Instruments (EITF 00-27), and EITF 05-8 Income Tax Consequences of Issuing Convertible Debt with Beneficial Conversion Features. Under these guidelines, the Company allocates the value of the proceeds received from a convertible debt transaction between the conversion feature and any other detachable instruments (such as warrants) on a relative fair value basis. The allocated fair value is recorded as a debt discount or premium and is amortized over the expected term of the convertible debt to interest expense. The company values any warrants issued using the Black-Scholes Merton option pricing model as described and based on the assumptions listed in footnote 5. If the conversion price of a convertible debt issue changes, the additional intrinsic value of the debt conversion feature, calculated as the number of additional shares issuable due to a conversion price change multiplied by the previous conversion price, is recorded as additional debt discount and amortized over the remaining life of the debt.

Under Bankruptcy accounting guidance, namely AICPA 90-7, the Company is required to record its liabilities at the expected settlement amount. Therefore, debt discount that existed prior to the Chapter 11 bankruptcy has been charged to expense as of May 5, 2005 and debt discount incurred during the bankruptcy has been charged to expense as a debt carrying value adjustment on the date the discount was recorded.

Principles of Consolidation

The consolidated financial statements include the accounts of CTC and its wholly owned subsidiaries (collectively, the "Company"). All significant inter-company accounts and transactions are eliminated in consolidation.

Research and Development Expenses

Research and development expenses are charged to operations as incurred.

Accounts Receivable

The Company extends credit to its customers. Collateral is generally not required. Credit losses are provided for in the financial statements based on management's evaluation of historical and current industry trends as well as history with individual customers. Although the Company expects to collect amounts due, actual collections may differ from estimated amounts. As of December 31, 2005, the Company had gross accounts receivable of $2,513,060 and had recorded a reserve of $2,500,000.

Inventory

Inventories consist of our wrapped and unwrapped manufactured composite core and related hardware products and raw materials used in the production of those products. Inventories are valued at the lower of cost or market under the FIFO method. Costs to ship product for sale or for products sold is recorded to costs of goods sold as the expenses are incurred. Products manufactured internally are valued at standard cost which approximates replacement cost. Inventory is periodically evaluated for obsolescence and salability and reserves are recorded for product that is believed by management to be impaired in value. As of December 31, 2005, the company had recorded gross inventory of $3,247,030 and had inventory reserves of $763,791.

Business Segments

The Company organizes itself as one segment and conducts its operations in the United States.

The Company sells its products and technology to domestic and international customers. All revenues recognized during the quarter ended December 31, 2004 and 2005 occurred in the United States. The City of Kingman, KS represented 100% of the revenues recognized during the quarter ended December 31, 2005.

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

The following common stock equivalents were excluded from the calculation of diluted loss per share for the three months ended December 31, 2005 and 2004 since their effect would have been anti-dilutive:

                                                             December 31
                                                      --------------------------
                                                          2005          2004
                                                      ------------  ------------
Options for common stock                                 6,167,936     7,175,336
Warrants                                                 9,862,468    11,748,282
Convertible Debentures, if converted                     7,987,258     8,982,036
                                                      ------------  ------------
                                                        24,017,662    27,905,654
                                                      ============  ============

RECENT ACCOUNTING PRONOUNCEMENTS

SFAS No. 153 Exchanges of Nonmonetary Assets:

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

SFAS No. 154 Accounting Changes and Error Corrections:

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

NOTE 4 - BANKRUPTCY

On May 5, 2005 (Petition Date) Composite Technology Corporation filed a voluntary petition for relief under the provisions of Title 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the Central District of California under case number SA 05-13107 JR. On October 31, 2005, the Judge John Ryan of the Central district court, Santa Ana division of the US Bankruptcy court approved the Company's Third amended Plan of Reorganization which provided for payment of 100% of creditors allowed claims. On November 1, 2005 the Company paid substantially all of its pre-petition liabilities payable in cash, thereby effectively consummating the plan of Bankruptcy. On November 18, 2005, United States Bankruptcy Judge John Ryan signed and entered the order approving the Company's Third Amended Chapter 11 Plan of Reorganization with non-material modifications that confirms the Company's emergence from bankruptcy.

As discussed in Note 1, for financial reporting purposes, the consolidated financial statements have been prepared on a going concern basis. In addition, the debtor has applied the provisions of the AICPA SOP 90-7, Accounting for Bankruptcies. We have reviewed the guidelines and determined that the following applies to our situation.

o Assets are recorded at net realizable value. As of September 30, 2005 and November 18, 2005, our assets consisted primarily of cash, receivables, inventory, and equipment which were all reviewed for impairment. Based on a review of our asset base, we determined that our carrying value as of September 30, 2005 and November 18, 2005 was equal to the net realizable value of our assets. We therefore determined that there are no requirements to adjust our assets since their book value approximates their net realizable value.

o All pre-petition liabilities subject to compromise have been segregated in the September 30, 2005 Balance Sheet and classified as Liabilities Subject to Compromise, at the estimated amount of allowable claims. December 31, 2005 balances of remaining liabilities subject to compromise were reclassified to conform to pre-bankruptcy classifications. See the table below for additional information.

o We adjusted our convertible debt discount that existed as of the petition date. During the year ending September 30, 2005, coinciding with the filing of our plan of reorganization, we determined that the allowed amount of liability relating to our $15MM Debenture offering of August, 2004 was $15,000,000. Prior to the filing of the plan, the carrying value of the Debentures was determined to be $10,168,030, representing a debt discount due to conversion features of the Convertible Debentures. Prior to the filing of the plan, we had been amortizing this discount to interest expense at approximately $176,780 per month. On May 5, 2005, we recorded an additional $4,831,970 in other expense in the quarter ending June 30, 2005, to adjust the carrying value of the Debentures to $15,000,000.

o In October, 2005 and prior to our emergence from bankruptcy, we received $6,000,000 in exchange for Convertible Debentures and Common Stock Warrants as described in footnotes 5 and 13. We recorded a $1,834,092 discount to the $6,000,000 convertible notes for the value of the warrants and the conversion features of the notes. Under bankruptcy accounting we are required to state our liabilities at the amounts we expect to settle. Therefore, we immediately expensed the $1,834,092 as a carrying value adjustment.

o In conjunction with the $6M financing in October, certain anti-dilution provisions were triggered in the August, 2004 convertible debentures and the warrants held by the debenture holders. We recorded an additional discount of $788,148 for the intrinsic value of the lower conversion price on the remaining principal as of the date of the October financing. Under bankruptcy accounting we are required to state our liabilities at the amounts we expect to settle. Therefore, we immediately expensed the $788,148 as a carrying value adjustment.

o Since we intend to pay our creditors at 100% and modifications to existing contracts and liability are primarily non-financial in nature, we recorded no gains related to the bankruptcy for any liability modification.

o Our bankruptcy related expenses consist primarily of professional fees. During the quarter ended December 31, 2005 we incurred $283,369 in bankruptcy related legal and professional fees. We have segregated these fees in our Statement of Operations.

o Interest expense recorded related to the bankruptcy filing consists of 3% annual interest on our pre-petition liabilities and totals $15,720 for fiscal 2005 and $2,841 for the quarter ended December 31, 2005.

o We have disclosed the cash payments for reorganization costs as a supplemental disclosure to our Statement of Cash Flows. Reorganization costs consist primarily of trustee fees, and professional services.

o We issued common stock in payment of liabilities upon emergence from bankruptcy. We have disclosed the impact of our share issuances below.

o We determined that we did not qualify for Fresh-Start reporting upon emergence from bankruptcy.

Since we had emerged from bankruptcy on November 18, 2005, presentation of Liabilities subject to compromise was not required as of December 31, 2005. Consistent presentation of liabilities subject to compromise between September 30, 2005 and December 31, 2005 balances are as follows:

                                                    Remaining at
                                                    December 31,   September 30,
                                                        2005            2005
                                                   ------------     ------------
Pre-petition Accounts Payable                                --     $  1,180,202
Accrued Officer                                    $    255,619(1)       255,619
Compensation
Accrued disputed                                         53,000(2)        65,000
balances
Accrued pre-petition interest payable                        --           89,286
Accrued pre-petition employee
  benefits                                               12,955(3)        35,413
                                                   ------------     ------------
Total                                              $    321,574     $  1,625,520

(1) Included as a separate balance sheet line item as of December 31, 2005

(2) Included in Accounts Payable as of December 31, 2005

(3) Included in Accrued payroll as of December 31, 2005

The common stock issued during the quarter ending December 31, 2005 for payment of litigation related and bankruptcy related liabilities consist of:

                                            Shares issued
                                            -------------
Litigation settlements                          7,175,000
Bankruptcy claim settlements                      287,301
Debenture interest payable to 9/30/05             259,790
Pre-petition liabilities and other                 59,124
                                            -------------
Total Bankruptcy related issuances              7,781,215

The shares represent 6.0% of the shares issued and outstanding as of December 31, 2005. The issuance of these shares had no incremental impact on the loss per share reported during the quarter ended December 31, 2005.

Note 5. Equity and Equity-Based Compensation

On October 1, 2005, the Company adopted SFAS No. 123 (revised 2004), "Share-Based Payment, " (SFAS No. 123R) which was issued in December 2004. SFAS No. 123R revises SFAS No. 123, "Accounting for Stock1Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related interpretations. SFAS No. 123R requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award. SFAS No. 123R also requires measurement of the cost of employee services received in exchange for an award based on the grant-date fair value of the award. SFAS No. 123R also amends SFAS No. 95, " Statement of Cash Flows ," to require that excess tax benefits be reported as financing cash inflows, rather than as a reduction of taxes paid, which is included within operating cash flows. The Company adopted SFAS No. 123R using the modified prospective method. Accordingly, prior period amounts have not been restated. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.

On September 27, 2001, the FASB Emerging Issues Task Force (EITF) issued EITF Issue 96-18 "Accounting for Equity Instruments That are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" which requires that equity instruments issued in exchange for services be valued at the more accurate of the fair value of the services provided or the fair value of the equity instruments issued. For equity instruments issued that are subject to a required service period, the expense associated with the equity instruments is recorded as the instruments vest or the services are provided. For common stock issued, the fair value is determined to be the closing market price on the date of issuance. For options and warrants issued or granted, the Company values the options and warrants on the date of issuance using the Black-Scholes valuation model. For grants subject to vesting or service requirements, the expenses is deferred and is recognized over the more appropriate of the vesting period, or as services are provided.

Key assumptions used in valuing options and warrants issued in the quarters ending December 31, 2005 and 2004 are as follows:

                                                           Three Months Ended
                                                              December 31,
                                                         2005           2004
                                                      ------------  ------------
Risk Free Rate of Return                                 3.97%             3.66%
Volatility                                                100%               73%
Dividend yield                                              0%                0%

Classification of Stock-Based Compensation Expense

Stock-based compensation expense in the first quarter of fiscal 2006 and 2005 are as follows:

                                                           Three Months Ended
                                                              December 31,
                                                          2005           2004
                                                      ------------  ------------
Officer Compensation                                  $     36,848  $         --
Legal, Professional and Consulting                         931,188     2,079,523
Selling and marketing                                        3,158            --
Research and development                                    38,103        40,325
General and administrative                                  66,920            --
                                                      ------------  ------------
Totals                                                $  1,076,217  $  2,119,848
                                                      ============  ============

The significant components of stock based compensation expense in the first quarter of fiscal 2006 and 2005 were:

                                                           Three Months Ended
                                                              December 31,
                                                          2005           2004
                                                      ------------  ------------
Warrants issued in November, 2004 at fair value
  pursuant to amendment of August, 2004 Debentures              --     1,993,809
Warrants approved in November, 2004 valued at
  fair value for other services                                 --        85,714
Warrants issued for services rendered in
  conjunction with October, 2005 debenture
  offering at fair value                                   180,416            --
Warrant modification related to anti-dilution
  provisions of August, 2004 debentures                    388,692            --
Vesting of fair value of non-employee stock
  options                                                   22,850        40,325
Stock issued for services at fair value of
  services rendered                                        362,080            --
Employee stock option expense under SFAS 123R              122,179            --
                                                      ------------  ------------
Totals                                                $  1,076,217  $  2,119,848
                                                      ============  ============

Tax Effect related to Stock-based Compensation Expense

SFAS No. 123R provides that income tax effects of share-based payments are recognized in the financial statements for those awards that will normally result in tax deductions under existing tax law. Under current U.S. federal tax law, the Company would receive a compensation expense deduction related to non-qualified stock options only when those options are exercised and vested shares are received. Accordingly, the financial statement recognition of compensation cost for non-qualified stock options creates a deductible temporary difference which results in a deferred tax asset and a corresponding deferred tax benefit in the income statement. Due to the uncertainty surrounding the future utility of the Company's deferred tax assets, all deferred tax assets are fully allowed for as of December 31, 2005.

Fair Value Disclosures - Prior to SFAS No. 123R Adoption

Before the adoption of SFAS No. 123R, the Company applied APB Opinion No. 25 to account for its stock-based awards. Under APB Opinion No. 25, the Company was not required to recognize compensation expense for the cost of employee stock options. Had the Company adopted SFAS No. 123 for the first quarter of fiscal 2005, the impact would have been as follows:

Net Loss:
As reported                                                       $  (5,677,750)
                                                                  -------------
Deduct: Total stock-based employee compensation
  expense determined under the fair value based
  method for all awards, net of tax                                     (89,455)
                                                                  -------------
Pro forma                                                         $  (5,767,205)
                                                                  =============
Basic earnings per share:
As reported                                                       $       (0.05)
Pro forma                                                         $       (0.05)
Diluted earnings per share:
As reported                                                       $       (0.05)
Pro forma                                                         $       (0.05)

The fair value of the Company's stock-based awards to employees was estimated at the date of grant using the Black-Scholes option-pricing model (Black-Scholes), assuming no dividends and using the valuation assumptions noted in the following table. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life (estimated period of time outstanding) of the stock options granted was estimated using the historical exercise behavior of employees and the option expiration date. The Company's volatility estimate for option grants varies by the year issued. Due to the lack of an efficient public market in the Company's stock prior to 2003 it was determined that the use of a volatility period that matches the expected term was not meaningful. Options granted prior to January 1, 2004 had their volatility based on historical volatility of 181 days. Options granted in fiscal 2004 had their volatility based on one year and options granted in fiscal 2005 had their volatility based on two years. All volatility calculations were made on a daily basis. The company has issued no option grants to date in fiscal 2006 but expects any 2006 grants to be valued using a 3 year volatility and that eventually the volatility term will be consistent with the expected term of the options.

Expected term                                                          3-7 years
Expected and weighted average volatility                                  86.27%
Risk-free rate                                                        3.33-4.73%

COMMON STOCK

During the three months ended December 31, 2005 a total of 230,263 shares of the Company's Common Stock was issued pursuant to exercises of Debenture warrants originally priced at $1.75 per warrant with a revised exercise price of $1.55 for total cash consideration of $356,908.

During the three months ended December 31, 2005, the Company issued a total of 407,300 shares of common stock pursuant to conversions of $680,191 in principal of the August, 2004 convertible debt at a conversion price of $1.67 per share.

During the three months ended December 31, 2005, the Company issued a total of 2,451,613 shares of common stock pursuant to conversions of $3,800,000 in principal of the August, 2004 convertible debt at a conversion price of $1.55 per share.

During the three months ended December 31, 2005, the Company issued a total of 8,088,776 shares of Common stock registered pursuant to Bankruptcy Code 1145 for satisfaction of the following liabilities:

o 6,500,000 shares were issued on November 18, 2005 to the Acquvest and Koch litigation parties on November 18, 2005. On October 31, 2005, the Company agreed to settlement terms with the Acquvest parties litigation. In exchange for a full release of all liability, the Company agreed to issue 6,500,000 shares of common stock. The Company recorded an accrual in accordance with SFAS 5 of $12,675,000 on September 30, 2005 to accrue the liability. The value of the settlement was calculated using a price of $1.95 per share, the closing market price on the day prior to the settlement date.

o 650,000 shares were issued on November 18, 2005 to the Ascendiant litigation parties in settlement of litigation claims and pursuant to the order of the US Bankruptcy court on November 18, 2005. The Company had recorded an accrual of $1,196,000 as of September 30, 2005. The accrual was valued at the market price on the day prior to August 10, 2005 which was the date when the substantial settlement terms were agreed to.

o 25,000 shares were issued on November 18, 2005 to the Shields litigation parties in settlement of litigation claims and pursuant to the order of the US Bankruptcy court on November 18, 2005. The Company had recorded an accrual of $45,500 as of September 30, 2005. The accrual was valued at the market price on the day prior to the September 2, 2005 settlement date.

o 200,000 shares were issued on November 18, 2005 to American China Technology Solutions in settlement of a bankruptcy claim and pursuant to the order of the US Bankruptcy court on November 18, 2005. The shares were valued at $1.77 per share. The issuance was valued at the market price on the day prior to the October 7, 2005 settlement. Because the settlement will result in future services to be provided by ACTS, the company has recorded a prepaid commissions expense of $354,000 representing commissions on future sales of ACCC cable to China.

o 87,301 shares were issued on November 18, 2005 to John Nunley in settlement of a bankruptcy claim and pursuant to the order of the US Bankruptcy court on November 18, 2005. The Company had recorded an accrual of $125,277 as of September 30, 2005. The shares were valued at $1.435 per share. The issuance was valued at the market price on the day prior to the October 1, 2005 settlement.

o 59,124 shares were issued on November 18, 2005 to Composite Support & Solutions in settlement of a bankruptcy claim and pursuant to the order of the US Bankruptcy court on November 18, 2005. The Company had recorded an accrual of $111,744 as of September 30, 2005. The shares were valued at $1.89 per share which was the fair value of the services provided by the claimant prior to May 5, 2005.

o 259,790 shares were issued on November 9, 2005 for payment of $431,355 in interest accrued on the August, 2004 $15 million Debentures from April 1, 2005 to September 30, 2005. The $1.66 per share value was calculated as 93% of the 20 day Volume Weighted Average price for the 20 trading days prior to November 1, 2005 and was pursuant to the terms of the Debenture agreement, as amended.

o 233,600 shares were issued on November 15, 2005 to Ryan Lane for services valued at $362,080 provided in conjunction with the October, 2005 Debenture financing. The $1.55 per share value was determined as equivalent to the conversion price of the $6.0 million debentures.

o 73,961 shares were issued on November 3, 2005 to Mike McIntosh in payment of consulting and intellectual property advisory services valued at $131,577. The Company had received the services prior to September 30, 2005 and had accrued for the expenses in Accounts Payable as of September 30, 2005.

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

The following table summarizes the Stock Plan stock option activity as of December 31, 2005.

                                                                       Average
                                                          Number      Exercise
                                                        of Options      Price
Outstanding, September 30, 2005                          6,167,936  $       0.57
  Granted                                                       --
  Exercised                                                     --
  Cancelled                                                     --
OUTSTANDING, December 31, 2005                           6,167,936  $       0.57
                                                      ============

EXERCISABLE, December 31, 2005                           3,661,965  $       0.50
                                                      ============

The weighted-average remaining contractual life of the options outstanding at December 31, 2005 was 6.97 years. The exercise prices of the options outstanding at December 31, 2005 ranged from $0.25 to $4.02, and information relating to these options is as follows:

                                                           Weighted Average      Weighted Average   Weighted Average
                                                               Remaining           Exercise Price     Exercise Price
Range of Exercise       Stock Options      Stock Options    Contractual Life        of Options         of Options
     Prices              Outstanding        Exercisable         in years            Outstanding        Exercisable
       $0.25-0.49           2,720,432          1,966,344              6.0                 $0.30             $0.30
       $0.50-$0.99          2,775,000          1,385,000              7.9                 $0.59             $0.54
       $1.00-$1.49            447,504            149,371              8.5                 $1.00             $1.00
       $1.50-$1.99             50,000             50,000              1.0                 $1.75             $1.75
       $2.00-$2.99            100,000            100,000              1.0                 $2.00             $2.00
       $3.00-$5.00             75,000              7,500              9.1                 $4.02             $4.02
                            ---------          ---------

           Total            6,167,936          3,661,965
                            ---------          ---------

As of December 31, 2005, there was $1.4 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements related to stock options granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.3 years.

WARRANTS

The Company issues warrants to purchase common shares of the Company either as compensation for consulting services, or as additional incentive for investors who purchase unregistered, restricted common stock or Convertible Debentures. The value of warrants issued for compensation is accounted for as a non-cash expense to the Company at the fair value of the warrants issued. The value of warrants issued in conjunction with financing events is either a reduction in paid in capital for common issuances or as a discount for debt issuances. The Company values the warrants at fair value as calculated by using the Black-Scholes option-pricing model.

The following table summarizes the Warrant activity for the quarter ending December 31, 2005:

                                                    Number      Weighted-Average
                                                 of Warrants     Exercise Price
                                              ----------------  ----------------
Outstanding, September 30, 2005                      8,796,383  $           1.40
  Granted                                            1,354,838  $           1.86
  Exercised                                            230,263  $           1.55
  Cancelled                                             58,500  $           1.95
                                              ----------------  ----------------
OUTSTANDING, December 31, 2005                       9,862,468  $           1.46
                                              ================

EXERCISABLE, December 31, 2005                       9,862,468  $           1.46
                                              ================

During the quarter ended December 31, 2005 230,263 warrants were exercised for cash proceeds of $356,908 and 58,500 Series R warrants expired unexercised.

We issued 1,354,838 warrants in conjunction with our October, 2005 $6.0 million Convertible Note offering including 193,548 warrants issued to Lane Capital as part of their financing fees and 1,161,290 warrants issued to the note holders. Under the terms of the financing, 50% of the warrants were issued at an exercise price of $1.78 and 50% at an exercise price of $1.94. We valued the warrants using the Black Scholes Merton option pricing model with a volatility of 100%, a risk free rate of 3.97%, a life of 3 years, a 0% dividend rate and a market price of $1.55 at $0.9452 and $0.9191 for the $1.78 and $1.94 warrants respectively. The fair value of the warrants issued to the note holders was used as part of the beneficial conversion feature allocation described in footnote 12 below. The 193,548 warrants issued to Lane Capital were valued at $180,416 and were included in legal and professional expenses during the quarter.

As a result of the financing, we triggered anti-dilution provisions existing in our $15 million August, 2004 Convertible Debentures and related warrants. The warrant exercise prices for the "$1.75 Debenture," "1.82 Debenture" and "$3.23 Debenture Amendment" warrants were adjusted from their original exercise prices of $1.75, $1.82, and $3.23 respectively to @1.55 per warrant for each warrant series. We accounted for the re-pricing by calculating the difference in the fair value of the warrants immediately before the re-pricing to the value of the warrants immediately after the re-pricing. We used the Black-Scholes Merton option pricing model using the following assumptions:

Risk Free Rate                                               3.97%
Volatility                                                   100%
Dividend yield                                               0%
Market price                                                 $1.55
Useful life - $1.76 and $1.82 warrants                       2.9 years
Useful life - $3.23 Debenture amendment warrants             3.1 years

The re-pricing resulted in a warrant value difference per warrant of $0.0367, $0.0487, and $0.2226 for the $1.75, $1.82, and $3.23 warrants respectively resulting in a compensation charge of $388,692 recorded in fiscal 2006 into legal, professional, and consulting expenses.

The following table summarizes the warrants issued, outstanding, and exercisable as of December 31, 2005:

                                                                        Warrants      Proceeds if   Call
Warrant Series          Grant Date   Strike Price   Expiration Date     remaining      Exercised    feature
"Red Guard"              July, 2001      $1.26            July, 2006      1,897,660   $  2,391,052      None
2002 Numbered            June, 2002      $0.50            July, 2006         83,333         41,667      None
"December 2003"          Dec., 2003      $2.04        December, 2008        120,000        244,800       (1)
Debenture $1.75           Aug, 2004      $1.55(4)       August, 2008      1,496,710      2,319,901      None
Debenture $1.82           Aug, 2004      $1.55(4)       August, 2008      1,726,973      2,676,808      None
Series S                 Sept, 2004      $1.00            July, 2007      1,427,000      1,427,000       (2)
Series T                 Sept, 2004      $1.00            July, 2008        160,000        160,000      None
Series U                 Sept, 2004      $1.83          August, 2008        512,362        937,622       (3)
Debenture Amend           Nov, 2004      $1.55(4)     November, 2008      1,083,592      1,679,568      None
Oct 2005 $1.78            Oct, 2005      $1.78         October, 2008        677,419      1,205,806      None
Oct 2005 $1.94            Oct, 2005      $1.94         October, 2008        677,419      1,314,193      None
                                                                        -----------   ------------
Total                                                                     9,862,468   $ 14,398,417

(1) Callable if closing market price is 200% of strike price for 20 consecutive trading days

(2) Callable if closing market price is 200% of strike price for 5 consecutive trading days

(3) Callable if closing market price is 200% of strike price for one trading day

(4) Re-priced pursuant to anti-dilution provisions of the October, 2005 debenture offering

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2005 consisted of the following:

Manufacturing equipment                                            $  2,855,137
Office Furniture and equipment                                          304,670
Leasehold improvements                                                  411,790
                                                                   ------------
                                                                   $  3,571,597
Less accumulated depreciation                                          (866,886)
                                                                   ------------
Total                                                              $  2,704,711
                                                                   ============

Depreciation expense was $191,646 and $111,376, for the three months ended December 31, 2005 and 2004 respectively.

NOTE 7 - INVENTORY

Inventories consist of the following:

                                                     December        September
                                                     31, 2005        30, 2005
                                                   ------------    ------------
Raw Materials                                      $  1,343,356    $    473,007
Finished Goods Available for Sale                     1,897,194         970,318
FG Inventory allocated for Sale                           6,480          24,681
                                                   ------------    ------------
Gross Inventory                                    $  3,247,030    $  1,468,006
Reserve for Raw Materials                              (185,421)       (186,377)
Reserve for FG Inventory                               (578,370)        (48,295)
                                                   ------------    ------------
Net Inventory                                      $  2,483,239    $  1,233,334
                                                   ============    ============

Inventory allocated for sale includes products that have: i) been shipped to third parties and is either held for distribution to end-user customers or ii) is awaiting additional processing by our cable wrapping affiliate.

During 2005, we changed certain raw materials used to produce our ACCC core product, in particular our composite core resin mixture. During fiscal 2005, we fully reserved all remaining raw materials that are not returnable to vendors and which are not currently used in production during fiscal 2005.

As of September 30, 2005 we believed that the core produced using earlier production resin material was not impaired and was saleable to our current customers. During the quarter ended December 31, 2005 we determined that our primary customer would not purchase composite core that was produced using older resin mixtures. Consequently, we determined that the older resin products should be reserved for to represent the current market value. As such, we fully reserved for all core produced using older resin mixtures. For the quarter ended December 31, 2005, we recorded a reserve of $440,819, expensed to Research and Development expense to fully allow for the older resin based core.

During 2005, we fully reserved for partial reels of completed ACCC core that are not currently able to be wrapped by our existing cable wrapping partner due to the reel length. We continued this practice in fiscal 2006. We reserved an additional $88,794 for partial reel core product in the first fiscal quarter of 2006.

NOTE 8 - CONTRACT RIGHTS

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

NOTE 9- COMMITMENTS AND CONTINGENCIES

LEASES

In January 2004, the Company entered into a seven-year lease agreement for a combination manufacturing and office facility in Irvine, California for minimum monthly payments of $73,584. This base rent increases by $3,154 per month on each January 1 anniversary.

The Company leases office equipment with a minimum payment of $1,395 per month. Leases expire through December 2010.

Rent expense was $239,414, $220,752, and $37,328 for the quarters ended December 31, 2005, 2004 and 2003, respectively. Future minimum operating lease payments at December 31, 2005 were as follows:

Year ending December 31,        Operating Leases
2006                                 $   975,440
2007                                   1,013,283
2008                                   1,051,126
2009                                   1,079,013
2010                                   1,111,672
Thereafter                           $         0

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

Future minimum capital lease payments under the new leases at December 31, 2005 were as follows:

2006                                                               $    481,291
2007                                                                    280,717
2008                                                                     73,152
Thereafter                                                                   --
                                                                   ------------
Total Payments                                                     $    835,160
Less: Amounts representing interest                                     (84,796)
                                                                   ------------
Fair Value of Capital Leases                                       $    750,364
                                                                   ------------
Less Current Portion                                                   (414,594)
                                                                   ------------
Non Current Portion                                                $    335,770

Property and equipment under capital leases consisted of the following at December 31, 2005:

Machinery and Equipment                                            $  1,282,339
Accumulated Depreciation                                               (577,332)
                                                                   ------------
Net Property and Equipment                                         $    705,007
                                                                   =============
PROFESSIONAL SERVICES AGREEMENTS

The Company has entered into various consulting agreements for professional and product development services as follows:

o A contract with two professional services corporations for legal, intellectual property, and business advisory consulting services at a rate of $500,000 per year, payable at the Company's option in cash or in registered common stock. In fiscal 2005, the entity was issued 150,000 shares of stock registered under form S-8 in fiscal 2005 for services valued at $325,769. This agreement commenced in March 2002, expired in March 2005 and was extended for three years to March, 2008. The initial agreement also contained the granting of options to purchase up to 1,000,000 shares of common stock pursuant to a Registration Statement under the Securities Act of 1933 on Form S-8 at a price of $0.10 per share. The options vested in pro-rata equal segments in April 2002, January 2003, and January 2004. The options were exercised in fiscal 2005 for cash. Subsequent to quarter end, on January 6, 2006 the principal owner of the two professional services corporations, Michael McIntosh, was appointed a Director of the Company. See also related party disclosure in footnote 11.

o A finder's fee agreement for capital financing with an unrelated party was agreed to in August 2004. This entity was paid $717,500 in August 2004 and $307,500 in December 2004. The contract is complete as of December 22, 2004.

OTHER COMMITMENTS

On December 17, 2005, Composite Wind Systems ("CTC Wind"), a 100% owned subsidiary of Composite Technology Corporation (the "Company") and EU Energy Inc. executed a purchase agreement. Under the terms of the agreement , CTC Wind shall complete a due diligence review of the business and prospects of EU Energy at the end of which CTC Wind shall have the right to acquire approximately 48% of the issued share capital of EU Energy. The due diligence review shall be completed not later than May 1, 2006 and the closing date shall be 5 business days following completion of due diligence. The Company is under no obligation to complete the acquisition. In the event the Company decides to pursue the acquisition, CTC Wind will be required to pay to EU Energy $1 million on closing, with a further $4 million due in 2 installments 60 and 90 days following the closing, respectively, for the 48% interest in EU Energy.

BANKRUPTCY AND OTHER CONTINGENCIES

Under our Chapter 11 Bankruptcy filing dated May 5, 2005 the Bankruptcy Court established August 9, 2005 as the bar date for the filing of claims for liabilities or damages that existed prior to May 5, 2005. Substantially all claims filed have been resolved as of the end of December, 2005. Excluding items listed in the litigation Footnote 10, we have two remaining unresolved claims relating to our Chapter 11 Bankrutpcy filing as follows:

A claim was filed by Patricia vanMidde for 250,000 shares of the Company's common stock. VanMidde, a former consultant to the Company, claims that the Company did not issue 250,000 shares of common stock alleged to have been promised in 2004 for services rendered. The Company represents that there was no promise of such a share issuance and believes the claim to be without merit. If the claim is awarded in its entirety, the Company would be obligated to issue the shares and record an expense based on the market price of the stock on the date of issuance. The Company has not recorded an accrual because any potential judgment or settlement is neither probable nor reasonably estimable. A hearing is scheduled in February, 2006.

A claim was filed by Zenith Insurance Company "Zenith" for $157,323 based on the results of a workers compensation inquiry for the time period of July, 2004 to January, 2005 representing additional workers compensation premiums due Zenith by the Company. The Company disputes the classifications used and believes the liability to be $53,000 which has been accrued as a disputed balance and is included in accounts payable as of December 31, 2005. Zenith and the Company have agreed to resolve the issue through the State of California Workers Compensation Rating Bureau of California appeals process and to cap any award or resolution at the original claim amount of $157,323. The appeals process is currently underway.

During the bankruptcy proceedings before the Judge, the holders of the $15 million August, 2004 Debentures reserved their right to make a claim in the Bankruptcy against the Company for `liquidated damages' allegedly resulting a delay in the registration of the common shares issuable in the event the Debentures and warrants were converted. The claim, under the terms of the original Debenture agreement, would encompass damages of 2% per month of the remaining principal plus interest at 18% per annum covering the time period from July 1, 2005 to August 19, 2005. The Company has calculated the potential damages at approximately $480,000. The Company believes that no damages are due under this potential claim because the registration was delayed principally as a result of questions relating to the bankruptcy and thus the shares could never have been registered on time. Delays due to the bankruptcy were expressly excluded from this liability. As a result, the Company believes that no actual damage was caused to the Debenture holders. The Company plans to defend against the claim vigorously if it is filed. No claim has been filed as of the date of the filing of this form 10-Q and no accrual has been recorded as of December 31, 2005.

NOTE 10 - LITIGATION

Composite Technology Corporation v. Acquvest (OCSC Case No. 03 CC 12640):

On October 16, 2003, CTC filed suit against Acquvest, Inc., Paul Koch, Victoria Koch, Patricia Manolis, and Michael Tarbox in Orange County Superior Court. CTC alleges causes of action for declaratory relief, breach of contract, fraudulent inducement, rescission and economic duress arising out of certain subscription and related agreements among the Company and the defendants. In connection with such agreements, CTC issued to Acquvest, Inc. and Patricia Manolis, in April 2003 and September 2003, a total of 150,000 units for a total purchase price of $375,000. Each unit consists of 10 shares of unregistered, restricted common stock and 10 Series I warrants to purchase one share of unregistered, restricted common stock. Each Series I warrant entitles the holder to purchase a share of common stock at $0.50 per share and expires on March 30, 2005. The agreements provide for the issuance of up to an additional 550,000 of such units for the same purchase price of $2.50 per unit, subject to certain conditions, and registration of share issuances under the Securities Act of 1933. The additional units have not been issued and the additional purchase consideration has not been paid. The parties disagree as to their respective rights and obligations with respect to the original issuances and such additional units. 10,000 units were also issued to Paul Koch for services in connection with such agreements, and a dispute has arisen as to his entitlement to those and additional units and warrants in connection with the agreements. CTC is seeking actual damages, punitive damages, statutory costs, attorneys' fees and injunctive relief against the defendants. CTC also seeks rescission of the pertinent agreements based on numerous grounds, including fraudulent inducement. By a letter to CTC's counsel dated September 8, 2004, Acquvest stated that it was waiving the contractual conditions to its purchase of an additional 400,000 units under its subscription agreement and was tendering $1,000,000, which was available on deposit, to CTC as payment for the units. Acquvest, Koch, and Manolis filed a Cross-Complaint on September 16, 2004, which they amended per stipulation on December 17, 2004. On April 14, 2005, CTC was served with notice that the Court granted defendants and cross-complainants' application for Writs of Attachment allowing for the attachment of CTC's assets totaling $2.55 million. The Court had denied two prior applications by defendants and cross-complainants for Writs of Attachment. CTC immediately filed a Notice of Appeal on April 14, 2005 and an Emergency Writ on April 18, 2005 with the California Courts of Appeal to challenge the Court's decision to grant the Writs of Attachment and to stay the Writs of Attachment. Trial date was set for May 9, 2005, but was vacated as a result of the bankruptcy filing. The bankruptcy court has ordered that the trial be re-set in Orange County Superior Court. On October 31, 2005, CTC agreed to a complete settlement of the claims of Acquvest, Inc., Paul R. Koch, Victoria Koch and Patricia Manolis (the "Acquvest Parties"). CTC agreed to transfer 6.5 million shares (the "Settlement Shares") to settle all of the Acquvest Parties claims. There is an existing dispute over one of the settlement terms. CTC contends that an additional term of the settlement was that the Acquvest Parties would be responsibility for settling any claims of Michael Tarbox against CTC. An evidentiary hearing on this issue is set for February, 2006 in the bankruptcy court. On November 18, 2005, CTC entered into a Mutual Release Agreement to settle claims made by Acquvest, Inc., Paul R. Koch, Victoria Koch and Patricia Manolis against CTC and Benton H. Wilcoxon, CTC's CEO, in consideration for the issuance of 6,500,000 shares of CTC's common stock. As part of this settlement, it was recorded that Acquvest, Inc., Paul R. Koch, Victoria Koch and Patricia Manolis would be responsible for resolving CTC's issues with Michael Tarbox (see "Tarbox v. Koch"). Acquvest, Inc., Paul R. Koch, Victoria Koch and Patricia Manolis now claim that no such agreement was reached. Resolution of this matter will have no effect on the main release of CTC in the Acquvest, Inc., Paul R. Koch, Victoria Koch and Patricia Manolis litigation. One half of the Settlement Shares were transferred to the Acquvest Parties on delivery of the Mutual Release Settlement with the remaining shares being released 45 days thereafter. As of September 30, 2005, the Company recorded an accrual under SFAS 5 for $12,675,000 representing the shares to be issued in the settlement valued at $1.95 per share, the market price on the date immediately prior to the settlement date. On November 21, 2005, the Company issued the 6,500,000 shares. Accordingly, no accrual remained as of December 31, 2005.

Tarbox v. Koch (OCSC Case No. 04CC10345):

On October 13, 2004, Michael Tarbox ("Tarbox") filed an action in Orange County Superior Court (Case No. 04-CC-10345) against Paul Koch, Acquvest, CTC and Doe Defendants. Tarbox alleges that Koch made fraudulent transfers to Acquvest and the Doe Defendants for the purpose of avoiding the debt owed to Tarbox. Tarbox alleges that CTC securities were intended to serve as security for a debt owed by Koch to Tarbox. Tarbox alleges that Koch was not a bona fide purchaser of the CTC securities since they received such securities for the benefit of Tarbox. Tarbox further alleges that CTC breached an agreement to pay him a finder's fee in connection with investments made by Koch, since the finder's fees was given to Koch for the benefit of Tarbox. Tarbox alleges that CTC's breach has caused him to suffer damages in excess of $750,000. On November 14, 2004, CTC filed a demurrer to the Complaint, and the other defendants also filed a demurrer. The Court granted leave to amend, and Tarbox then filed an amended Complaint. A demurrer filed by the other Defendants was granted on February 22, 2005, and Tarbox was again granted leave to amend. Tarbox filed a Second Amended Complaint. CTC has answered to Second Amended Complaint. However, since CTC delivered to Koch the finder's fee which Tarbox might have otherwise been entitled to, on April 11, 2003, Tarbox executed a written release, whereby Tarbox released CTC of any obligation to pay him a finder's fee in connection with the introductions made to Paul Koch and Acquvest, Inc. Based on the fact that Tarbox has released his claims against CTC for any finder's fee, CTC will vigorously defend this litigation and will seek to have the court expeditiously adjudicated, in CTC's favor, the portions of the lawsuit alleged against CTC. An evidentiary hearing on this issue is set for February, 2006 in the bankruptcy court. The Company has not recorded an accrual for this case as of December 31, 2005 since we believe that a judgment is neither probable nor reasonably estimable.

David S. Shields v. Composite Technology Corporation:

On January 21, 2005, David S. Shields filed suit against CTC in Santa Clara Superior Court (Case No. 1-05-CV-034368) alleging CTC breached a subscription agreement by failing to issue the appropriate number of shares thereunder. CTC denies the claims and intends to vigorously defend against them. CTC filed an Answer and Cross-Complaint against Shields for Rescission and Declaratory Relief on April 18, 2005. The case has been removed to the U.S. Bankruptcy Court in the Central District of California. A status conference was set for January 10, 2006. On or about September 2, 2005, the parties entered into a settlement agreement whereby CTC agreed to issue Shields an additional 25,000 shares of common stock in exchange for a complete release of all claims. The Motion to Approve the Settlement was granted by the bankruptcy court on October 4, 2005. On November 21, 2005, the Company issued the shares. Accordingly, no accrual remained as of December 31, 2005.

Ascendiant Capital Group, LLC v. Composite Technology Corporation (JAMS Arb. No. 1200034701 and OCSC Case Nos. 03CC13314 & 03CC13531):

On November 4, 2003, Ascendiant Capital Group LLC, Mark Bergendahl, and Bradley Wilhite ("Plaintiffs") filed suit in Orange County Superior Court alleging causes of action against CTC and its CEO, Benton Wilcoxon, personally ("Defendants") for breach of contract, specific performance, fraud and deceit, negligent misrepresentations, breach of covenant of good faith and fair dealing, and declaratory relief arising out of a business advisory and consulting agreement (the "Agreement") allegedly executed between CTC and Ascendiant. CTC denies the material allegations and, on November 10, 2003, CTC filed a case in Orange County Superior Court against Plaintiffs alleging causes of action for declaratory relief, breach of contract, fraudulent inducement, and economic coercion arising out of the Agreement as well as various unrelated business agreements between Plaintiffs and Wilcoxon. CTC is seeking actual damages, punitive damages, statutory costs, attorneys' fees and injunctive relief against Plaintiffs. The principal parties are Ascendiant, Bergendahl, Wilhite, CTC and Wilcoxon. On November 24, 2003, the court entered an order consolidating the cases. On January 15, 2004, the parties agreed to submit all claims and cross-claims arising out of the Agreement to binding arbitration before the Honorable Robert Thomas Ret. at JAMS - Orange County. The remaining claims and cross-claims not arising out of the Agreement are pending before the Honorable Kazuharu Makino of Orange County Superior Court. On May 28, 2004, CTC's demurrers to Plaintiffs' causes of action in the arbitration for specific performance, negligent misrepresentation and breach of covenant of good faith and fair dealing were sustained, with leave to amend, as well as CTC's motion to strike Plaintiff's claims for punitive damages. Plaintiffs subsequently filed an amended complaint. Judge Thomas has reserved ruling on Plaintiffs' demurrers and motion to strike in the arbitration pending the outcome of the ruling on Plaintiffs' demurrers and motions to strike filed with respect to CTC's cross-claim pending in the superior court. An order has issued in the Orange County Superior Court action exempting this case from various pre-trial deadlines and noting that he expects that the case will not proceed to trial within 24 months of the date of filing. On February 22, 2005, CTC and Wilcoxon filed a Demurrer to Plaintiffs' causes of action for breach of contract and alter ego liability. The court overruled the Demurrer on April 1, 2005 and set Trial in the State court action for November 7, 2005. The arbitration commenced on February 9, 2005. Prior to completion of the arbitration, a settlement was reached on or about August 10, 2005 to resolve all claims by the parties. CTC agreed to pay $200,000 and issue 650,000 shares of common stock as part of the settlement. The Motion to Approve the Ascendiant Settlement was granted by the bankruptcy court on October 10, 2005. The Company recorded an accrual as of September 30, 2005 of $1,396,000 representing the $200,000 cash and $1,196,000 for the value of the stock, representing the market value of $1.84 per share on the date immediately prior to the settlement date. On November 2, 2005 the Company released the $200,000 payment in cash and on November 21, 2005, the Company issued the shares. Accordingly, no accrual remained as of December 31, 2005.

NOTE 11 - RELATED PARTIES

The Company currently has contracts with two companies owned by its director, Michael McIntosh: a legal services agreement with The McIntosh Group (TMG) for legal and intellectual property services and a consulting agreement with Technology Management Advisors, LLC (TMA) for strategic business advisory services related to technology and international patent and intellectual property filings. The agreements were executed on March 1, 2002 for a term of three years and were renewed in March, 2005 for an additional three years expiring on February 29, 2008. Each contract provides for payment of service fees of $250,000 per annum plus out of pocket expenses. The contracts expire on February 29, 2008.

Prior to March 1, 2005, the Company had one contract with TMA dating from March, 2002 for $500,000 per annum plus incidental and patent related expenses and subcontracted the legal and intellectual property expenses to TMG. The 2002 TMA contract was to have expired on March 31, 2005 but was cancelled effective to February 28, 2005 by the execution of the contracts listed above.

For the fiscal quarter ended December 31, 2005 we recorded fees of $62,500 and incidental expenses of $1,395 for TMG and fees of $62,500 and incidental expenses of $10,377 for TMA. For the fiscal quarter ended December 31, 2004 we recorded fees of $125,000 for TMA, passed through patent and international filing fees of $111,068 and incidental expenses of $26,242. All of these expenses were recorded to Research and Development expenses for the respective time periods.

In March, 2005 we issued 150,000 shares of the Company's common stock to Michael McIntosh, registered under an S-8 registration statement, in partial payment of balances due by the Company to TMA and TMG. The Company valued the stock issued at $325,769 and applied this balance to the balances due TMA and TMG for work performed through July, 2005.

In November, 2005 we issued 73,961 shares of the Company's common stock to Michael McIntosh, registered under Section 1145 of the Bankruptcy Code for payment of $131,577 outstanding to TMA and TMG and applied this balance for work performed through September 30, 2005.

As of December 31, 2005 the Company had outstanding balances due to TMA and TMG of $142,123.42 and $0 respectively.

In May, 2005, Michael McIntosh exercised 1,000,000 options granted in March, 2002 with an exercise price of $0.10 per share. The options were fully vested as of September 30, 2004 and the Company had previously recorded expense of $513,000 prior to fiscal 2005. Mr. McIntosh was the beneficial owner of these shares as of December 31, 2005.

NOTE 12 - CONVERTIBLE DEBT

A. August, 2004 Convertible Debentures:

On August 17, 2004, CTC closed a financing transaction in which it sold 6% convertible debentures (the "August, 2004 Debentures") to select institutional accredited investors, in order to raise a total of $15,000,000. We received $5,000,000 upon closing and $10,000,000 was deposited into a Custodian Account to secure repayment of the Debentures. The Debentures will mature on August 17, 2007. The investors may convert the Debentures into our common stock for $1.67 per share, subject to adjustment (the "Conversion Price"). On November 23, 2004, we reached an agreement with the four funds that purchased the Debentures to release the $10 million held in the custodian account. The $10 million was to have been released periodically after the effectiveness of a registration statement filed by the Company on Form SB-2 pursuant to monthly optional redemptions. In consideration for such early release of the $10 million, each of the four funds was issued an additional warrant to purchase (in aggregate) 1,083,591 shares of our common stock with an exercise price of $3.23. The four funds also agreed to extend the deadlines for the filing of and effectiveness date of the registration statement. The additional warrants were valued using the Modified Black-Scholes-Merton option pricing model at $1.84 per warrant. The aggregate warrant value of $1,993,523 was recorded as Paid in Capital and Legal, Professional, and Consulting expense in Fiscal 2005.

Concurrent with the debenture financing in August, 2004, the investors also received warrants to purchase an aggregate of 3,453,947 shares of common stock, 50% of which are at an exercise price of $1.75 per share and the balance of which are at an exercise price of $1.82 per share. The combined value of the allocated conversion features of the Debentures and the value allocated to the warrants issued was $6,364,063 which was recorded as paid in capital and as a discount to the Convertible Debentures. The discount will be amortized to interest expense over the expected duration of the Convertible Debentures which are scheduled for repayment in August, 2007. The Discount will be amortized ratably over the 36 month term of the debentures. On May 5, 2005 pursuant to the requirement under Bankruptcy accounting (AICPA SOP 90-7) we adjusted the carrying value of our Debentures to their face value of $15,000,000. This resulted in a non-cash charge to earnings for $4,831,970. The charge reduced the prospective monthly amortization of the debt discount to $0.

Between August 19, 2005 and September 30, 2005 the holders of the convertible debentures converted a total of $4,139,558 of principal to 2,478,777 shares of Common Stock at a conversion price of $1.67 per share. Between October 1, 2005 and December 31, 2005, the holders of the convertible debentures converted a total of $4,480,191 of principal as follows: $3,800,000 of principal was converted at $1.55 per share into 2,000,000 shares of common stock $680,191 of principal was converted at $1.67 per share into 858,913 shares of common stock.

On October 14, 2005, as a result of certain anti-dilutive provisions in the August, 2004 Debenture agreements (as amended), the conversion price decreased from $1.67 per share to $1.55 per share. On October 13, 2005, the conversion price decrease resulted in an increase of the "if converted" of 471,945 shares. The company recorded an additional debt discount of $788,148 calculated as the value of the additional shares issuable at the revised conversion price multiplied by the original $1.67 conversion price. Under bankruptcy accounting, the Company immediately recorded a carrying value adjustment of $788,148 to reduce the debt discount to $0.

Prior to May 5, 2005, we paid the Debenture holders interest at a rate of 6% per annum, payable quarterly in cash. Under our Bankruptcy Plan of Reorganization, interest accrued but unpaid as of the bankruptcy date in addition to interest payable since the bankruptcy is to be paid in common stock upon plan confirmation. As of September 30, 2005 we had accrued interest payable of $430,755. On November 9, 2005 we issued 259,790 shares of common stock in full payment of all interest accrued through September 30, 2005. On December 30, 2005, we paid all interest earned for the quarter ended December 31, 2005 in cash. Accordingly, no interest accrual was recorded for the August, 2004 debentures as of December 31, 2005.

B. October, 2005 Convertible Notes

On October 13, 2005, CTC closed a financing transaction in which it sold 6% convertible notes (the "October, 2005 Notes") to select institutional accredited investors, in order to raise a total of $6,000,000. The Notes bear interest at 6% and will mature on January 14, 2007. The Notes are redeemable by the Company for 110% of the principal outstanding. The investors may convert the Notes into our common stock for $1.55 per share (the "Conversion Price") at any time prior to maturity or redemption by the Company.

Concurrent with the issuance of the notes, the investors also received warrants to purchase an aggregate of 1,161,290 shares of common stock, 50% of which are at an exercise price of $1.78 per share and the balance of which are at an exercise price of $1.94 per share. The combined value of the allocated conversion features of the Debentures and the value allocated to the warrants issued was $1,834,092 which was recorded as paid in capital and as a discount to the Convertible Debentures. Under bankruptcy accounting, the Company immediately recorded a carrying value adjustment of $1,834,092 to reduce the debt discount to $0.

In conjunction with this note issuance, on October 14, 2005, the Company issued 232,258 shares of common stock for services valued at $360,000 to Lane Capital for services rendered to broker the convertible notes. Lane Capital also received warrants to purchase 96,774 shares of common stock at $1.78 per share valued at $0.9452 per warrant and warrants to purchase 96,774 shares of common stock at $1.94 per share valued at $0.9191 per warrant under the same terms as the warrants issued to the investors. The warrants were valued using the Modified Black-Scholes-Merton option pricing model at an aggregate value of $180,416. The key assumptions to value the warrants were a volatility of 100%, a risk free rate of 3.97%, a market price of $1.55 a life of three years, and a 0% dividend yield.

On January 30, 2006, the Company entered into an agreement with all of the seven holders of the Company's 6% Senior Convertible Notes issued to amend and modify the Convertible Notes and related warrants to purchase the common stock of the Company issued on October 13, 2005. As a result of this amendment, the Company agreed to issue 1,308,142 shares of restricted common stock to the holders of the Notes. The restricted shares will receive piggyback registration rights on future share registrations. The Company valued this issuance at $2,250,005 at $1.72 per share, the closing market price on the trading date prior to the settlement and recorded and expense of this amount during the fiscal quarter ending March 31, 2006. In exchange, the holders agreed to fully convert their principal at $1.55 per share into 3,870,872 shares of common stock registered under Bankruptcy code section 1145 and to waive certain rights under the original securities purchase agreement, warrant agreements, and convertible note agreements including certain restrictive note covenants. The Company agreed to pay Lane Capital $135,000 in fees to facilitate the agreement amendment. The fee will be paid in 78,489 shares of the Company's restricted common stock valued at $1.72 per share with piggyback registration rights. A total of 5,257,603 shares were issued on January 31, 2006 as a result of this transaction.

NOTE 13 - SUBSEQUENT EVENTS

On January 2, 2006, the Company entered into a Public and Media Relations Strategy and Services Consulting with Media Relations Strategy, Inc., ("MRS") to provide public and media relations strategy and marketing counsel in the financial markets for a term of 27 months and will terminate on March 28, 2008. The Agreement provides that MRS shall (1) act as a liaison between the Company and its shareholders, (2) act as an advisor to the Company with respect to existing and potential markets and investors, and (3) act as an advisor to the Company with respect to communications and information dissemination. The Company shall pay MRS a non-refundable retainer fee of $36,500 per month in advance as follows: (i) $197,100 on execution of the present Agreement; (ii) $197,100 on April 21, 2006; (iii) $197,100 on August 25, 2006; (iv) $197,100 on
December 22, 2006 and (v) $197,100 on March 23, 2007. MRS shall be responsible for all the costs and expenses related to the provision of the Services. As a further incentive to the MRS, the Company agrees to issue MRS the following warrants to acquire the Company's unregistered, restricted shares of common stock: (i) 200,000 warrants at an exercise price of $2.00 per warrant; and (ii) 200,000 warrants at an exercise price of $2.50 per warrant; and (iii) 200,000 warrants at an exercise price of $3.00 per warrant ("the Warrants").

The Company shall have the right at its sole discretion to settle the entire remuneration due under the Agreement by paying the full amount of the contract in advance within sixty (60) days of the signature of the present Agreement. In the event that the Company shall elect to pay the contract remuneration in advance, the full amount payable shall be discounted by fifteen percent (15%). The Company shall have the right to pay the remuneration in cash or in shares. In the event of the payment of the remuneration in shares, such shares shall be unregistered shares of common stock (half of which shall carry piggyback registration rights) and valued at a price above the market price on the date of issuance. No stock or warrants have been issued as of the date of this filing for the MRS agreement.

On January 4, 2006, the Company accepted the resignation of William Arrington as an employee and on January 6, 2006 the Board of Directors accepted Mr. Arrington's resignation as a Director of the Company. Mr. Arrington was formerly the Chief Operating Officer of the Company but had resigned that position in January, 2005. The resignations resulted in an acceleration of 127,044 options to purchase common stock at $0.35 per share granted in 2001. The options were to have vested in June, 2006.

On January 6, 2006, the Company appointed Michael D. McIntosh as a Director of the Company.
On January 9, 2006, the Company appointed Dean McCormick III as a Director of the Company.

Both appointments provide for a cash payment of $4,000 per month plus additional monthly fees for members of the audit committee and compensation committee. On January 9, 2006 both Directors received option grants to purchase 325,000 shares of the Company's common stock at $1.04 per share. The vesting of each grant is over three years as follows: 27,000 options vesting three months after the January 9, 2006 grant date with 27,000 options vesting each quarter thereafter and the final vesting to be 28,000 options. The company will account for these options under the guidance provided by SFAS 123R and EITF 96-18 by calculating the fair value of the grant and amortizing the fair value over the vesting period. The company valued the options under the Black-Scholes-Merton option pricing model at $0.6950 per option using a risk free rate of 4.28%, a volatility of 107%, a life of 3 years and a 0% dividend yield.

On January 24, 2006 the Company announced the sale of approximately $1.1 million of ACCC conductor cable to Jiang-su Far East Group in the Fujian Province of China. The order represents the Company's largest single order to date and is comprised of 60 kilometers of ACCC conductor along with certain related hardware. The Company expects to begin installation of the conductor in March, 2006.

On January 30, 2006, the Company entered into an agreement with all of the seven holders of the Company's 6% Senior Convertible Notes issued to amend and modify the Convertible Notes and related warrants to purchase the common stock of the Company issued on October 13, 2005. As a result of this amendment, the Company agreed to issue 1,308,142 shares of restricted common stock to the holders of the Notes. The restricted shares will receive piggyback registration rights on future share registrations. The Company valued this issuance at $2,250,005 at $1.72 per share, the closing market price on the trading date prior to the settlement and recorded an expense of this amount during the fiscal quarter ending March 31, 2006. In exchange, the holders agreed to fully convert their principal at $1.55 per share into 3,870,972 shares of common stock registered under Bankruptcy code 1145 and to waive certain rights under the original securities purchase agreement, warrant agreements, and convertible note agreements including certain restrictive note covenants. The Company agreed to pay Lane Capital $135,000 in fees to facilitate the agreement amendment. The fee will be paid in 78, 489 shares of the Company's restricted common stock valued at $1.72 per share with piggyback registration rights. A total of 5,257,603 shares were issued on January 31, 2006 as a result of this transaction.

ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our interim financial statements and the related notes appearing at the beginning of this report. The interim financial statements and this Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended September 30, 2005 and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 13, 2005.

The following discussion and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by words such as "anticipates," "expects," "believes," "plans," and similar terms. Our actual results could differ materially from any future performance suggested in this report as a result of factors, including those discussed in "Factors That May Affect Future Operating Results" and elsewhere in this report and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2005. All forward-looking statements are based on information currently available to Composite Technologies and we assume no obligation to update such forward-looking statements, except as required by law. Service marks, trademarks and trade names referred to in this Form 10-Q are the property of their respective owners.

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

ACCC cable is now commercially available for sale in the U.S. and Canadian markets through a strategic partnership with an existing cable manufacturer, General Cable Industries, Inc., and worldwide, on a limited basis, directly from the Company. To date, we have made successful commercial sales in the United States and China.

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

TITLE 11 BANKRUPTCY

The accompanying Consolidated Financial Statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business. Balances pertaining to activities or reporting periods prior to the date of our emergence from bankruptcy on November 18, 2005 are accounted for in accordance with AICPA SOP 90-7. For those balances, all pre-petition liabilities subject to compromise have been segregated in the Consolidated Balance Sheets and classified as Liabilities Subject to Compromise, at the estimated amount of allowable claims. Liabilities not subject to compromise are separately classified as current and non-current.

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

Stock-Based Compensation

Prior to September 30, 2005, we accounted for employee stock option plans based on the intrinsic value method in accordance with Accounting Principles Board
(APB) Opinion No. 25, " Accounting for Stock Issued to Employees," and related Interpretations and had adopted the disclosure requirements of SFAS No. 123, " Accounting for Stock-Based Compensation" (SFAS No.123), as amended by SFAS No. 148, " Accounting for Stock-Based Compensation-Transition and Disclosure " (SFAS No. 148). Accordingly, compensation cost for stock options was measured as the excess, if any, of the quoted market price of the Company's stock at the grant date over the amount an employee must pay to acquire the stock. The Company granted stock options with exercise prices equal to the market price of the underlying stock on the date of grant; therefore, the Company did not record stock-based compensation expense under APB Opinion No. 25.

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, " Share-Based Payments" to require that compensation cost relating to share-based payment arrangements be recognized in the financial statements. As of October 1, 2005, we adopted SFAS No. 123R using the modified prospective method, which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options were determined using the Black-Scholes valuation model, which is consistent with our valuation techniques previously utilized for stock options in footnote disclosures required under SFAS No. 123, as amended by SFAS No. 148. Such fair value is recognized as expense over the service period, net of estimated forfeitures. The adoption of SFAS No.123R resulted in no cumulative change in accounting as of the date of adoption.

On September 27, 2001, the FASB Emerging Issues Task Force (EITF) issued EITF Issue 96-18 "Accounting for Equity Instruments That are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" which requires that equity instruments issued in exchange for services be valued at the more accurate of the fair value of the services provided or the fair value of the equity instruments issued. For equity instruments issued that are subject to a required service period the expense associated with the equity instruments is recorded as the instruments vest or the services are provided. The Company has granted options and warrants to non-employees and recorded the fair value of the equity instruments on the date of issuance using the Black-Scholes valuation model. For grants subject to vesting or service requirements, the expenses is deferred and is recognized over the more appropriate of the vesting period, or as services are provided.

On March 29, 2005, the Securities and Exchange Commission published Staff Accounting Bulletin No. 107 (SAB 107), which provides the Staff's views on a variety of matters relating to stock-based payments. SAB 107 requires stock-based compensation to be classified in the same expense line items as cash compensation. Information about stock-based compensation included in the results of operations for the quarters ending December 31, 2005 and 2004 is as follows (in thousands):

                                                          Three Months Ended
                                                             December 31,
                                                          2005          2004
                                                      ------------  ------------
Officer Compensation                                  $     36,848  $         --
Legal, Professional and Consulting                         931,188     2,079,523
Selling and marketing                                        3,158            --
Research and development                                    38,103        40,325
General and administrative                                  66,920            --
                                                      ------------  ------------
Totals                                                $  1,076,217  $  2,119,848
                                                      ============  ============

Our stock options vest on an annual or a quarterly basis. For the remainder of fiscal 2006, we expect stock based compensation expense related to employee stock options of approximately $172,000, $155,000, and $119,000 before income taxes for the quarters ending March 31, 2006, June 30, 2006, and September 30, 2006 respectively. We expect stock based compensation related to non-employee stock options to be approximately $129,000, $37,000, and $37,000 before income taxes for the quarters ending March 31, 2006, June 30, 2006, and September 30, 2006 respectively. Such amounts may change as a result of additional grants, forfeitures, modifications in assumptions and other factors. SFAS No. 123R provides that income tax effects of share-based payments are recognized in the financial statements for those awards which will normally result in tax deductions under existing tax law. Under current U.S. federal tax law, we would receive a compensation expense deduction related to non-qualified stock options only when those options are exercised and vested shares are received. Accordingly, the financial statement recognition of compensation cost for non-qualified stock options creates a deductible temporary difference which results in a deferred tax asset and a corresponding deferred tax benefit in the income statement. However, since we currently have a full valuation allowance for all of our deferred tax assets, any tax consequences for fiscal 2006 is expected to be negligible to the financial statements.

Convertible Debt

The Company has issued two series of convertible debt securities. Convertible debt is accounted for under the guidelines established by APB Opinion No. 14 Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants (APB14) under the direction of Emerging Issues Task Force (EITF) 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, (EITF 98-5) EITF 00-27 Application of Issue No 98-5 to Certain Convertible Instruments (EITF 00-27), and EITF 05-8 Income Tax Consequences of Issuing Convertible Debt with Beneficial Conversion Features. Under these guidelines, the Company allocates the value of the proceeds received from a convertible debt transaction between the conversion feature and any other detachable instruments (such as warrants) on a relative fair value basis. The allocated fair value is recorded as a debt discount or premium and is amortized over the expected term of the convertible debt to interest expense. The company values any warrants issued using the Black-Scholes Merton option pricing model as described and based on the assumptions listed in footnote 5. If the conversion price of a convertible debt issue changes, the additional intrinsic value of the debt conversion feature, calculated as the number of additional shares issuable due to a conversion price change multiplied by the previous conversion price, is recorded as additional debt discount and amortized over the remaining life of the debt.

Under Bankruptcy accounting guidance, namely AICPA 90-7, the Company is required to record its liabilities at the expected settlement amount. Therefore, for debt discount that existed prior to the Chapter 11 bankruptcy or for debt discount incurred during the bankruptcy, any discount is immediately charged to expense as a debt carrying value adjustment.

Principles of Consolidation

The consolidated financial statements include the accounts of CTC and its wholly owned subsidiaries (collectively, the "Company"). All significant inter-company accounts and transactions are eliminated in consolidation.

Research and Development Expenses

Research and development expenses are charged to operations as incurred.

Accounts Receivable

The Company extends credit to its customers. Collateral is generally not required. Credit losses are provided for in the financial statements based on management's evaluation of historical and current industry trends as well as history with individual customers. Although the Company expects to collect amounts due, actual collections may differ from estimated amounts. As of December 31, 2005, the Company had gross accounts receivable of $2,513,060 and had recorded a reserve of $2,500,000.

Inventory

Inventories consist of our wrapped and unwrapped manufactured composite core and related hardware products and raw materials used in the production of those products. Inventories are valued at the lower of cost or market under the FIFO method. Costs to ship product for sale or for products sold is recorded to costs of goods sold as the expenses are incurred. Products manufactured internally are valued at standard cost which approximates replacement cost. Inventory is periodically evaluated for obsolescence and salability and reserves are recorded for product that is believed by management to be impaired in value. As of December 31, 2005, the company had recorded gross inventory of $3,247,030 and had inventory reserves of $763,791.

Property and Equipment

Property is stated at the lower of cost or realizable value, net of accumulated depreciation. Depreciation is computed using the straight-line method based on estimated useful lives of the assets which range from three to ten years. Leasehold improvements and leased assets are amortized or depreciated over the lesser of estimated useful lives or lease terms, as appropriate. Property is periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We did not recognize any property impairment charges in the quarter ending December 31, 2005.

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

RESULTS OF OPERATION

Three Months Ended December 31, 2005 and December 31, 2004

PRODUCT REVENUES. Product revenues for the three months ended December 31, 2005 consisted of small orders for ACCC hardware. We had no substantial ACCC cable or ACCC core sales during the quarter. Product revenues for the three months ending December 31, 2004 consist of revenue from the sale of ACCC Cable products to utility companies on a "trial" basis that enables these companies to assess our technology on a use basis. The cable sold does not have a right of return. Product revenues decreased from $46,485 for the three months ending December 31, 2004 to $22,892 for the three months ending December 31, 2005. The dollar decrease was due to a lack of ACCC cable or core revenues in the December 31, 2005 quarter offset by small ACCC hardware orders.

CONSULTING REVENUES. Consulting revenues for the three months ended December 31, 2005 consisted of consulting and technical services performed in fiscal 2004 and fiscal 2005 to the City of Kingman but which had been deferred under the original City of Kingman contract. The original contract had been accounted for based on the completed contract method due to a requirement that funds paid to the Company could be required to be refunded if the entire contract were not completed. The original contract also required the Company to provide construction services and provided for future products that the Company has not developed. On November 18, 2005, the Bankruptcy court approved a revised contract with the City of Kingman that removed the refund provision and the requirements to deliver future products and services. Accordingly, the Company recognized the revenue for the consulting services performed in the amount of $550,000 on the date the revised contract was approved. There were no consulting services transactions during the quarter ended December 31, 2004.

COST OF PRODUCT REVENUES. Cost of product revenues for the three months ending December 31, 2005 represent materials, labor, freight, and allocated overhead costs to produce ACCC hardware. Cost of product revenues for the three months ending December 31, 2004 represented materials, labor, freight, and allocated overhead costs to produce ACCC cable. Cost of product revenues decreased from $30,984 for the three months ending December, 2004 to $16,680 for the three months ending December, 2005. The dollar decrease was due the mix of products sold and the product volumes.

COST OF CONTRACT REVENUE. Cost of contract revenue consists primarily of salaries for engineers and expenses for consultants, supplies, equipment, depreciation and facilities associated with contract projects. Our total engineering costs are allocated between cost of contract revenue and research and development expense. In a given period, the allocation of engineering costs between cost of contract revenue and research and development is a function of the level of effort expended on each. The cost of contract revenue of $304,787 had previously been capitalized and included in other assets on the balance sheet as of September 30, 2005.

No consulting contracts were completed during the three months ended December 31, 2004 and accordingly, no costs of contract revenue were recorded for that quarter.

OFFICER COMPENSATION. Officer compensation expense consisted of salaries and employee benefits for our Chief Executive and Secretary in the Quarter ended December 31, 2005 and for the Chief Executive, Chief Operating Officer, and Secretary for the quarter ended December 31, 2004. Officer compensation expenses increased 20% from $85,385 in the first quarter of fiscal 2005 to $102,130 in the current year quarter. For the three month period, the dollar increase was due to approximately $37,000 in SFAS 123R option expense offset by $20,000 in headcount related expenses due to fewer officers for the quarter ending December 31, 2005 caused by the resignation of our Chief Operating Officer in January, 2005.

GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense consisted primarily of salaries and employee benefits for administrative personnel, facilities costs, stock exchange fees, audit and Sarbanes Oxley compliance fees, and insurance expenses. General and administrative expense increased 52% or approximately $308,000 from $598,607 in the first fiscal 2005 quarter to $907,164 in the first fiscal 2006 quarter. For the three month period ended December 31, 2005, the dollar increase was primarily due to an increase of $155,000 from $58,000 in the fiscal 2005 quarter to $213,000 in the fiscal 2006 quarter for increases in audit fees and Sarbanes Oxley related fees, an increase from $0 to $67,000 in the fiscal 2006 quarter for the fair value of employee stock options, and an increase in $88,000 from $86,000 in the fiscal 2005 quarter to $174,000 in the fiscal 2006 quarter due to a change in overhead allocation between departments. Headcount related expenses were flat from quarter to quarter resulting from the net increase in employee expenses due to increased employee headcount offset by reduced consulting costs.

LEGAL, PROFESSIONAL, AND CONSULTING EXPENSE. Legal, professional, and consulting expense consisted of professional legal, litigation related, financing related expenses but excludes bankruptcy related legal expenses which are captured in reorganization costs. Legal, professional, and consulting expenses decreased $1,376,000 or 49% from $2,825,830 in the first fiscal 2005 quarter to $1,449,583 in the first fiscal 2006 quarter.

For the three month period ended December 31, 2004, legal, professional, and consulting expense consisted primarily of: $2,080,000 in non-cash compensation expense related to warrants issued to our Debenture holders in exchange for a modification to the debenture agreement, $363,000 in finders fees paid in cash for the $15MM debenture, $85,000 in SEC and general legal expenses and $300,000 in litigation related legal expenses.

For the three month period ended December 31, 2005, legal, professional, and consulting expense consisted primarily of: $360,000 in financing fees paid in stock, $180,000 for warrants valued at the fair value of the warrants issued for financing fee, $169,000 in legal costs associated with the $6M financing, $389,000 in expenses related to the modification of the August, 2004 debenture warrants and debenture amendment warrants as a result of anti-dilution provisions, $310,000 in litigation related expenses and $53,000 in SEC and general legal expenses.

RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense consisted primarily of salaries for engineers, and expenses for consultants, recruiting, supplies, equipment, and facilities related to engineering projects to enhance and extend our composite materials intellectual property offerings, and our composite materials product technology and production processes. Research and development expense increased $131,000 or 12% from $1,079,651 in the first quarter of fiscal 2005 to $1,211,255 in the first quarter of fiscal 2006. In the 2004 quarter, all manufacturing related expenses were included in research and development expenses since the company was ramping up to production during that time period. In the December 31, 2005 quarter, certain headcount, equipment, and overhead related manufacturing related expenses were capitalized into inventory and therefore excluded from Research and Development expenses. The fiscal 2006 quarter also included a $521,000 reserve for inventory produced prior to July, 2005 using older resin mixtures that had been capitalized as of September 30, 2005 but which was determined in the 2006 fiscal quarter as impaired.

For consistency of presentation, the table below lists reconciles the classification of the combined R&D and Manufacturing related expenses between the two fiscal quarters:

                                                  Quarter ending        Quarter ending          Increase
                                                December 31, 2005     December 31, 2004        (decrease)
                                                ------------------   ------------------   ------------------
Cash basis headcount related costs              $          710,000   $          617,000   $           93,000
Equipment and tools purchases                               46,000              230,000             (184,000)
Rents and overhead                                         183,000              233,000              (50,000)
Employee stock option (SFAS 123R) expense                   15,000                   --               15,000
                                                ------------------   ------------------   ------------------
Subtotal                                        $          954,000   $        1,080,000   $          128,000
                                                ------------------   ------------------   ------------------
Inventory write-offs charged to R&D expense                521,000                   --              521,000
Expenses capitalized to inventory                         (264,000)                  --             (264,000)
                                                ------------------   ------------------   ------------------
Expense reported on Income Statement            $        1,211,000   $        1,080,000   $          131,000

The combined cash basis headcount costs increased $93,000 from quarter to quarter due to increased manufacturing related headcount expenses offset by decreased consulting development costs. Of the $710,000 combined total in the fiscal 2006 quarter, $120,000 was capitalized into inventory for a net R&D cash basis headcount expense of $590,000 in fiscal 2006. Equipment and tools purchases decreased $184,000 to $46,000 in the fiscal 2006 quarter due to decreased expensed equipment and tools purchases. In the December, 2004 quarter we were ramping up or core production which required the purchase of a substantial amount of tools, including production dies, and parts. Included in the fiscal 2006 quarter was $37,000 of parts, tools, and dies that were consumed and capitalized into inventory for a net R&D expense of $6,000 for fiscal 2006. Overhead expense in total decreased $50,000 to $183,000 in the fiscal 2006 quarter due to a revised allocation as compared to fiscal 2005. In fiscal 2005, a large area of our facility was being used for composite pole design. A much lower percentage of our facility was used for research and development in fiscal 2006. Of the rents and overhead expense in fiscal 2006, $107,000 was capitalized into inventory for a net overhead expense to R&D of $76,000 for the quarter.

SALES AND MARKETING EXPENSE Sales and marketing expense consisted primarily of salaries for sales and marketing personnel, expenses for consultants, equipment, travel, and printed marketing literature and sales materials. Sales and Marketing expense increased $244,000 or 89% from $272,789 in the first quarter of fiscal 2005 to $516,449 in the first quarter of fiscal 2006. The dollar increase in the three month period was primarily due to an increase of $213,000 in personnel costs, and an increase of $22,000 of allocated overhead due to increased headcounts for both employees and consultants as we increase our sales efforts for our ACCC conductor products.

DEPRECIATION EXPENSE. Depreciation expense consisted of depreciation on capitalized equipment, leasehold improvements, and other capital assets. Depreciation expense increased by $80,269 or 72% from $111,376 in the first quarter of fiscal 2005 to $191,645 in the first quarter of fiscal 2006. The dollar increase in the three month period ended December 31, 2005was primarily due to a higher depreciable base resulting from equipment purchased during the last three quarters of fiscal 2005.

REORGANIZATION EXPENSE - BANKRUPTCY LEGAL FEES The balance in the fiscal 2006 quarter of $283,369 was due to legal and professional fees and costs associated with the preparation for our bankruptcy confirmation hearings, our bankruptcy financing hearings, and work performed subsequent to our bankruptcy confirmation. There were no such activities in the fiscal 2005 quarter.

INTEREST INCOME. Interest income decreased to $14,245 in the first quarter of fiscal 2006 from $27,260 in the prior year quarter. The decrease was due to interest earned on lower cash balances.

INTEREST EXPENSE. Interest expense decreased $532,553 or 71% from $751,219 in the first quarter of fiscal 2005 to $218,666 in the first quarter of 2006. The decrease was due to lower non-cash interest expense. The fiscal 2005 interest expense had approximately $528,000 per quarter of convertible debt discount that had been amortized to interest expense. The discount was adjusted to $0 in May, 2005 pursuant to a carrying value adjustment recorded when the Company filed for Chapter 11 bankruptcy protection.

INCOME TAXES. We made no provision for income taxes in the three months ending December 31, 2005 and 2004 due to net losses incurred. In 2002, we determined that due to our continuing operating losses as well as the uncertainty of the timing of profitability in future periods, we should fully reserve our deferred tax assets. As of December 31, 2005, our deferred tax assets continued to be fully reserved. We will continue to evaluate, on a quarterly basis, the positive and negative evidence affecting the realization of our deferred tax assets.

Net Loss

Our net loss increased to $7.2 million in the three months ended December 31, 2005 compared to $5.7 million during the corresponding period in 2004. The increase in 2005 from 2004 of $1.5 million was due to other expenses increase of $2.1M offset by operating expense decrease of $0.3 million and gross margin increase of $0.25 million. The net loss was heavily influenced by the expenses incurred with our bankruptcy filing, the defense of our litigation which was substantially resolved at quarter end, and with the issuance of our convertible debt in October, 2005 and the related charges related to anti-dilution and adjustments to the carrying value of the debt under bankruptcy accounting.

Gross margin increased by $0.25 million due to the recognition of the City of Kingman consulting revenue in the fiscal 2006 quarter. Only one small trial sale was recognized in the fiscal 2005 quarter.

Operating expenses decreased by $0.3 million, the net effect of the change from 2005 to 2006 of a $200,000 increase from $2.3 million to $2.5 million in continuing operating expenses and a net decrease of $500,000 from $2.7 million to $2.2 million in non-recurring one time charges.

Continuing expenses include the costs of operating our business on an ongoing basis. Expense increases reflect our increased efforts in sales and marketing of our ACCC products, increased audit and Sarbanes Oxley costs related to fiscal 2005, and decreased production costs due to the allocation of manufacturing costs recorded in previous reporting periods in R&D expense but capitalized into inventory beginning with the fiscal 2006 quarter. The approximately $200,000 increase from the fiscal 2005 to the fiscal 2006 quarter consists of the net effect of employee and consultant headcount related increase of $155,000, Audit and Sarbanes Oxley compliance expense increase of $155,000, stock option expense increase of $122,000, expensed tools and production parts decrease of $230,000 and decreased overhead charged to SGA of $47,000. Not included in the $200,000 net increase was $264,000 of manufacturing expense that was capitalized into inventory during the fiscal 2006 quarter consisting of headcount costs of $120,000, overhead costs of $107,000 and expensed tools and parts of $37,000.

Non-recurring one time charges in 2006 of $2.2 million include: $283,000 in bankruptcy related legal expenses, $540,000 in warrants and stock issued for debt financing services in October, 2005, $389,000 in warrant modification expense related to anti-dilution provisions in the August, 2004 debenture warrants and triggered with the October, 2005 financing, $169,000 in legal expenses related to the October, 2005 financing, $528,000 in inventory reserves charged to R&D expense in the fiscal 2006 quarter, and $299,000 in litigation legal expenses. Non-recurring charges in 2005 include $2,080,000 for the fair value of warrants issued for the August, 2004 debenture amendments in November, 2004 and other financing services $310,000 in litigation legal expenses and $363,000 in cash fees associated with the August, 2004 debentures and expensed in November, 2004.

The other expense increase of $2.1 million consisted of $2.6 million in fiscal 2006 for the non-recurring carrying value adjustment expenses of our convertible debt. The $2.6 million consists of $1.8 million for the accelerated expense on the debt discount of the October, 2005 convertible notes and $0.8M for the accelerated expense on the additional debt discount on the August, 2004 debentures resulting from the anti-dilution provisions of the August debenture agreement. Both discounts were accelerated due to bankruptcy accounting requirements. The $2.6 million was offset by a $0.5 million decrease in interest expense, caused by the May, 2005 acceleration of the August, 2004 debt discount, again the result of bankruptcy accounting requirements.

RECENT ACCOUNTING PRONOUNCEMENTS

SFAS No. 153

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

SFAS No. 154

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

For the three months ended December 31, 2005, we had a net loss of $7.2 million. At December 31, 2005, we had $1.3 million of cash and cash equivalents, which represented an increase of $0.5 million from September 30, 2005. The increase was due to $6,000,000 of cash proceeds from the issuance of convertible notes in October, 2005 and $356,000 of cash received from the exercise of warrants offset by cash used in operations of $5.6 million, cash used to purchase equipment of $0.1 million, and cash used to pay capital leases of $0.1 million.

Cash used by operations during the three months ended December 31, 2005 of $5,637,260 was the result of operating losses, offset by depreciation, amortization, and non-cash compensation expenses and working capital requirements. In addition to our operations cash burn of $2.4 million, we used approximately $1.1 million to pay our pre-bankruptcy accounts payable, incurred additional bankruptcy related cash expenditures of $0.3 million, and purchased approximately $1.8 million in industrial grade carbon and other key raw materials in anticipation of future sales growth. Due to our Chapter 11 bankruptcy, our carbon vendors required cash on delivery for these materials. Cash used for investing activities of $130,747 was related to the purchase of computer hardware and software, certain leasehold improvements, and equipment put in service in anticipation of manufacturing activities offset by the sale of equipment. Cash provided by financing of $6,259,385 was primarily due to the cash proceeds from the $6M in convertible notes and $356,000 from warrant exercises net of principal payments made on capital lease obligations.

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

DEVELOPMENTS THIS QUARTER

Sales and Marketing:

During this quarter we continued to make progress towards the full commercialization of our primary product, ACCC conductor cable. Our sales and marketing efforts were hampered somewhat by delays in the installation of our two initial commercial sales and our bankruptcy filing. We had originally anticipated that the initial ACCC commercial sales to Pacificorp and American Electric Power (AEP) would be installed and operational early in the quarter ended December 31, 2005. Due to the impact and rebuilding efforts resulting from Hurricanes Katrina & Rita and the resultant shortage of qualified personnel during the rebuilding, the installation of these ACCC lines was delayed by approximately two months each. As a result, the Pacificorp installation was completed at the end of December and the AEP installation was begun on December 15, 2005 and is expected to be completed by February, 2006. Our sales and marketing strategy included showcasing these installations with demonstrations to the utility industry of the benefits of ACCC. While we do not anticipate that the delay of these installations will have a negative impact on our overall market opportunity, we believe that the installation delay may have resulted in a short term delay in the market visibility of our products to utility leaders. In addition, although we emerged from Chapter 11 Bankruptcy in November, 2005 as described below, our sales and marketing efforts include establishing and enhancing sales relationships with current and potential utility customers and we believe that domestic and international electrical utilities and potential partners have been hesitant to conduct business with us during our bankruptcy proceedings. Now that we have emerged from bankruptcy, we believe that these barriers have been eliminated.

Based on the renegotiated Kingman order and the new January China order, both described below, as of January 30, 2006 we currently have approximately $2.1 million in order backlog that we anticipate filling during or shortly after the quarter ending March 31, 2006.

On October 4, 2005, the Company and the City of Kingman, Kansas executed an agreement, contingent on Bankruptcy Court approval, pursuant to which the City of Kingman agreed to purchase 70 linear miles of the Company's ACCC conductor and related hardware and to release the Company from the previous Kingman Contract. The original contract was structured to have components for: i. engineering services of $550,000, ii. CTC poles of $740,000, iii. Cable installation services of $850,000, iv. Contingency fund of $535,000, and provided for delivery of 21 circuit miles (63 linear miles) of ACCC cable at no charge for a total contract of $2,675,000. As of September 30, 2005, the Company had recorded $564,750 as deferred revenue under the previous contract for cash received to date. Under the terms of the revised agreement, Kingman and the Company agreed that $550,000 of the deferred revenue shall be kept by the Company for consulting services provided by the Company to date and the Company agrees to credit $14,750 of the total purchase price for the future sale of ACCC conductor cable. The revised contract provided for purchases of ACCC cable and related hardware consisting of 369,600 feet of Hawk sized cable for $839,167 and an additional $148,985 for ACCC hardware for a total contract of $1,538,152. On November 18, 2005 the Bankruptcy Court approved the revised contract and cancellation of the previous contract. We received a purchase order from the City of Kingman in December, 2005 and we expect to ship the ACCC cable and related hardware in February, 2006. Based on these developments, we recorded $550,000 in consulting revenue in the quarter ended December 31, 2005. We expect to ship ACCC cable and hardware and record this revenue in the fiscal quarter ending March 31, 2006.

Subsequent to quarter end, in January, 2006 we received an order from Jiang-Su Far East for 60 km of ACCC Conductor and related hardware worth approximately $1.1 million. This order is due in part to the successful testing of the 2 km sale that we made in July, 2005. We anticipate delivering this product during the quarter ended March 31, 2006.

Research and Development:

We continue to develop and refine the ACCC product and our production processes. During this quarter, refinements to the product and production process have resulted in processing optimizations, including materials usage efficiencies and improvements in our quality control processes. In addition, funds were expended to redesign our pultrusion machines and to build a working prototype of a new pultrusion machine. Our four current production pultrusion machines are customized versions of purchased machinery that were not specifically designed for our processes. We expect that the redesigned machines will allow additional production efficiencies, will be less expensive, and our time to install and place these machines in productions will be greatly reduced allowing us to implement new pultrusion machines much more quickly as our production requirements increase. We currently plan to place five of these newly designed pultrusion machines in production over the next twelve months.

General Corporate, Finance, Administrative, Bankruptcy, and Litigation:

On October 14, 2005 we closed a financing whereby we sold $6.0 million in convertible notes due in January, 2007. The closing of this financing was a key financial cornerstone for the Company's eventual emergence from bankruptcy as described below. The notes bear interest at 6% per year payable in cash or common stock on a quarterly basis. The notes are convertible into common shares of the Company at $1.55 per share at the discretion of the note holders or can be forced to convert by the Company under certain conditions. We also issued 1,161,290 warrants to the note holders in conjunction with the financing, 50% of the warrants with an exercise price of $1.94 and 50% of the warrants with an exercise price of $1.78 per share. On January 30, 2006 the $6.0 million notes were converted at $1.55 per share into 3,870,872 shares of common stock. See footnote 12 to the financial statements.

On October 31, 2005, the Company agreed to settlement terms with the Acquvest parties' litigation. In exchange for a full release of all liability, the Company agreed to issue 6,500,000 shares of common stock. The Company recorded an accrual in accordance with SFAS 5 of $12,675,000 on September 30, 2005 to accrue the liability. The value of the settlement was calculated using a price of $1.95 per share, the closing market price on the day prior to the settlement date. With the settlement of the Acquvest litigation, substantially all of the Company's litigation activities were resolved. In total, during the quarter we issued 7,175,000 shares of common stock in settlement of the Acquvest, Ascendiant, and Shields litigation.

On October 31, 2005, the Judge John Ryan of the Central District Court, Santa Ana division of the US Bankruptcy court approved the Company's Third amended Plan of Reorganization which provides for payment of 100% of creditors allowed claims.. On November 1, 2005 the Company paid substantially all of its pre-petition liabilities payable in cash, thereby effectively consummating the plan of Bankruptcy. On November 18, 2005, United States Bankruptcy Judge John Ryan signed and entered the order approving the Company's Third Amended Chapter 11 Plan of Reorganization with non-material modifications that confirms the Company's emergence from bankruptcy. We have complied in all material aspects of the bankruptcy plan and we expect to file for and receive the final formal decree of bankruptcy emergence during the quarter ended March 31, 2006.

On December 15, 2005, CTC Wind Systems Corporation ("CWS"), a wholly owned subsidiary of Composite Technology Corporation (the "Company") and EU Energy Incorporated ("EU Energy") entered into an Equity Purchase Agreement ("Equity Purchase Agreement") pursuant to which CWS has the right to purchase approximately 48% of the issued and outstanding shares of capital stock of EU Energy (the "Equity Purchase"). The closing of the Equity Purchase is subject to completion of CTC's due diligence investigation of EU Energy and other standard closing conditions set forth in the Equity Purchase Agreement. The total purchase price for the Equity Purchase is $5,000,000 which shall be paid as follows: (i) $1,000,000 at the time of closing of the Equity Purchase; (ii) $2,000,000 on March 1, 2006 or 60 days after the date of such closing; and (iii) the final $2,000,000 on April 1, 2006 or 90 days after the date of such closing. At the time of Closing all of the shareholders of EU Energy shall execute a shareholders' agreement with shall provide that, among other things, CWS shall have the right to appoint 2 board members of EU Energy, the remaining 2 directors to be appointed by the other EU Energy shareholders and that certain major decisions shall require the unanimous decision of the board of directors of EU Energy. The Equity Purchase Agreement shall be terminated by: (i) mutual written consent of the parties; (ii) either party if the closing of the Equity Purchase does not occur by May 1, 2006; (iii) on written notice by either party if any order permanently restraining, enjoining or prohibiting consummation of the transactions contemplated in the Equity Purchase Agreement shall become final and non-appealable; (iv) the seller on written notice if any buyer closing condition is not performed by the closing date; or (v) the buyer on written notice if any seller closing condition is not performed by the closing date,
(vi) if Buyer is not satisfied with its due diligence investigations prior to the closing date, or (vii) if the Buyer is unable to obtain satisfactory financing to meet the terms of its financing obligations. As of the date of this filing, neither CWS nor the Company had paid any amount under this agreement.

On January 2, 2006, the Company entered into a Public and Media Relations Strategy and Services Consulting with Media Relations Strategy, Inc., ("MRS") to provide public and media relations strategy and marketing counsel in the financial markets for a term of 27 months and will terminate on March 28, 2008. The Agreement provides that MRS shall (1) act as a liaison between the Company and its shareholders, (2) act as an advisor to the Company with respect to existing and potential markets and investors, and (3) act as an advisor to the Company with respect to communications and information dissemination. The Company shall pay MRS a non-refundable retainer fee of $36,500 per month in advance as follows: (i) $197,100 on execution of the present Agreement; (ii) $197,100 on April 21, 2006; (iii) $197,100 on August 25, 2006; (iv) $197,100 on
December 22, 2006 and (v) $197,100 on March 23, 2007. MRS shall be responsible for all the costs and expenses related to the provision of the Services. As a further incentive to the MRS, the Company agrees to issue MRS the following warrants to acquire the Company's unregistered, restricted shares of common stock: (i) 200,000 warrants at an exercise price of $2.00 per warrant; and (ii) 200,000 warrants at an exercise price of $2.50 per warrant; and (iii) 200,000 warrants at an exercise price of $3.00 per warrant ("the Warrants").

The Company shall have the right at its sole discretion to settle the entire remuneration due under the MRS Agreement by paying the full amount of the contract in advance within sixty (60) days of the signature of the present Agreement. In the event that the Company shall elect to pay the contract remuneration in advance, the full amount payable shall be discounted by fifteen percent (15%). The Company shall have the right to pay the remuneration in cash or in shares. In the event of the payment of the remuneration in shares, such shares shall be unregistered shares of common stock (half of which shall carry piggyback registration rights) and valued at a price above the market price on the date of issuance. As of the date of this filing, the Company had not paid any amount due and has not issued any stock or warrants under this agreement.`

On January 4, 2006, the Company accepted the resignation of William Arrington as an employee and on January 6, 2006 the Board of Directors accepted Mr. Arrington's resignation as a Director of the Company. Mr. Arrington was formerly the Chief Operating Officer of the Company but had resigned that position in January, 2005.

On January 6, 2006, the Company appointed Michael D. McIntosh as a Director of the Company. Mr. McIntosh currently and historically has provided intellectual property legal and strategic services through his two wholly-owned companies Technology Management Advisors and The McIntosh Group.

On January 9, 2006, the Company appointed Dean McCormick III as a Director of the Company. Mr. McCormick has had no previous relationship with the Company.

Both appointments provide for a cash payment of $4,000 per month plus additional monthly fees for members of the audit committee and compensation committee. On January 9, 2006 both Directors received option grants to purchase 325,000 shares of the Company's common stock at $1.04 per share. The vesting of each grant is over three years as follows: 27,000 options vesting three months after the January 9, 2006 grant date with 27,000 options vesting each quarter thereafter and the final vesting to be 28,000 options.

OFF BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

There are no off balance sheet arrangements.

The following table summarizes our contractual obligations (including interest expense) and commitments as of December 31, 2005:

                                               Less than                                           More than 5
Contractual Obligations        Total             1 year          1-3 years        3-5 years           Years
-----------------------        -----             ------          ---------        ---------           -----
Long-Term Debt
Obligations                 $13,379,323          $742,815       12,636,508                --               --
Capital Lease
Obligations                 $   835,160           480,291          353,869                --               --
Operating Lease
Obligations                 $ 5,230,534           975,440        3,443,422         1,111,672               --

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

BANKRUPTCY RELATED RISKS

OUR TITLE 11 PROCEEDINGS MAY RESULT IN A NEGATIVE PUBLIC PERCEPTION OF US THAT MAY ADVERSELY AFFECT OUR RELATIONSHIPS WITH CUSTOMERS, AS WELL AS OUR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

Although our plan of reorganization was confirmed by the Bankruptcy Court and was substantially consummated by us, our Title 11 filing may hinder our ongoing business activities and our ability to operate, fund and execute our business plan by

(i) impairing relations with existing and potential customers;
(ii) negatively impacting our ability to attract, retain and compensate key executives and associates and to retain employees generally;
(iii) limiting our ability to obtain additional funding; and
(iv) impairing present and future relationships with strategic partners.

THE BANKRUPTCY PROCEEDING WILL HAVE AN IMPACT ON OUR FINANCIAL STATEMENTS THAT MAY REQUIRE US TO REVALUE OUR ASSETS TO THEIR MARKET VALUE AND RECORD ADDITIONAL EXPENSES AND LIABILITIES THAT REPRESENT CLAIMS ALLOWED BY THE BANKRUPTCY COURT, WHICH MAY BE IN EXCESS OF LIABILITES RECORDED IN OUR FINANCIAL STATEMENTS

Under GAAP, in particular AICPA SOP 90-7, upon the approval of our plan of reorganization, we are required to revalue our assets to their market values and to record as additional expenses and additional liabilities for any amounts which represent claims allowed by the Bankruptcy Court, which may be in excess of the liabilities recorded in our financial statements. Our assets consist primarily of current assets valued at the lower of cost or market, which we believe approximates their market value and for equipment which we believe that depreciated net book value to approximate the market value. With respect to current liabilities and capital leases, we intend to honor all payables and accrued liabilities and our plan of reorganization stipulates payment in full for our pre-petition accounts payable. Our Plan also stipulates the assumption of our capital leases. To date, we have claims representing approximately $650,000 in additional cash expenses and liabilities and stock claims of 250,000 shares of the Company's common stock that we have disputed under the Chapter 11 but which may be allowed by the Bankruptcy Court in their entirety or a fraction of that total, or not at all. Although we have recorded all liabilities that we believe will be the amounts approved under the bankruptcy, we may be required to record additional expenses.

During the quarter ended December 31, 2005, while still in bankruptcy, we issued convertible debt which resulted in the recording of approximately $1.8 million in debt discount and triggered anti-dilution provisions in our August, 2004 debentures resulting in the recording of approximately $0.8 million in debt discount. Due to this discount, on the date of issuance our carrying value was less than the allowed value under the bankruptcy. For the quarter ending December 31, 2005, we recorded additional expense of approximately $2.6 million as a reorganization item to adjust the carrying value of our convertible notes and convertible debentures to the anticipated allowed claim.

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

WE EXPECT FUTURE LOSSES AND OUR FUTURE PROFITABILITY IS UNCERTAIN.

Prior to acquiring Transmission Technology Corporation, or TTC, in November 2001, we were a shell corporation having no operating history, revenues from operations, or assets since December 31, 1989. We have recorded approximately $1.0 million in ACCC product sales since inception. Historically, we have incurred substantial losses and we may experience significant quarterly and annual losses for the foreseeable future.

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

For the three months ended December 31, 2005, we had a net loss of $7,234,902 and negative cash flows from operations of $5,637,260. For the fiscal year ended September 30, 2005, we had a net loss of $40,163,407 and negative cash flows from operations of $2,439,151. For the fiscal years ended September 30, 2004 and 2003, we had net losses of $14,687,874 and $6,771,252 respectively. For the same periods, we had negative cash flows from operations of $18,735,430 and $2,022,935, respectively.

As of December 31, 2005, our accumulated deficit was $73,837,665

WE HAVE EXPERIENCED DIFFICULTIES IN COLLECTING ACCOUNTS RECEIVABLE, WHICH COULD HARM OUR BUSINESS AND RESULT IN HIGHER LOSSES THAN ANTICIPATED.

Our management believed the $2.5 million receivable to be collectible from Global American Energy for work carried out between March 31, 2003 and September 30, 2004 as of the original filing date of our annual report for the year ended September 30, 2004 through the date that the initial payment from Global American Energy was returned for insufficient funds. We recorded the entire balance outstanding of $2,500,000 as services revenue in fiscal 2004 and included it in our accounts receivable balance as of September 30, 2004. As of August 9, 2005, all payments made to us were returned for insufficient funds and no additional payments have been received. As such, we recorded into the quarter ending June 30, 2005 an allowance for uncollectible accounts in the amount of
2.5 million that remained uncollectible as of December 31, 2005.

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

While we have raised significant capital in the past through our debt offerings and private equity placements, we anticipate that the sales of our ACCC cable will not be sufficient enough to sustain our operations, and further anticipate that we will continue to incur net losses due to our costs exceeding our revenues for an indefinite period of time. For these reasons, we believe that we will need to raise additional capital until such time, if any, as we become cash-flow positive. It is highly likely that we will continue to seek to raise money through public or private sales of our securities, debt financing or short-term loans, corporate collaborations or a combination of the foregoing. Our ability to raise additional funds in the public or private markets will be adversely affected if the results of our business operations are not favorable, if any products developed are not well-received or if our stock price or trading volume is low. Moreover, additional funding may not be available on favorable terms to us, or at all. To the extent that money is raised through the sale of our securities, the issuance of those securities could result in dilution to our existing stockholders. If we raise money through debt financing, we may be required to secure the financing with all of our business assets, which could be sold or retained by the creditor should we default in our payment obligations. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, we may not be able to complete the commercialization of any products that we may have developed. As a result, we may be required to discontinue our operations without obtaining any value for our products under development, which could eliminate stockholder equity, or we could be forced to relinquish rights to some or all of our products in return for an amount substantially less than we expended to develop such products.

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

We rely to a substantial extent on the management, marketing and product development skills of our key employees, particularly Benton H Wilcoxon, our Chief Executive Officer, and Brian Brittsan, our acting Chief Operating Officer. If Mr. Wilcoxon or Mr. Brittsan were unable to provide services to us for whatever reason, our business would be adversely affected. Mr. Wilcoxon has not entered into an employment agreement with the Company. Mr. Brittsan has entered into a consulting agreement. The term of such consulting agreement is currently month to month.

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

WE ARE CONTROLLED BY A SMALL NUMBER OF STOCKHOLDERS, WHOSE INTERESTS MAY DIFFER FROM OTHER STOCKHOLDERS.

As of January 24, 2006, Benton H Wilcoxon, our Chairman of the Board, Chief Executive Officer and Acting Chief Financial Officer, and C. William Arrington, our former COO and former director, in the aggregate beneficially own or control approximately 31% of the outstanding common stock. As a result, these persons have controlling influence in determining the outcome of any corporate matters submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors and other significant corporate actions. They also have the power to prevent or cause a change in control. The interests of these stockholders may differ from the interests of the other stockholders, and may limit the ability of other stockholders to affect our management and affairs.

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

The market in which we compete is intensely competitive. Our competitors include makers of traditional bare overhead wire and other companies with developmental-stage products that may be marketing or developing products that compete with our products or would compete with them if developed. There is no certainty that unique technological advances won't be achieved by our competition, with better capital resources, in the future or that would render our technologies and products obsolete. We believe our competitors will continue to improve the design and performance of their products and to introduce new products with competitive price and performance characteristics. We expect that we will be required to continue to invest in product development, productivity improvements and customer service and support in order to compete in our markets. Such competitors could develop a more efficient product or undertake more aggressive and costly marketing campaigns than us which may adversely affect our marketing strategies and could have a material adverse effect on our business, results of operations or financial condition. In addition, as we introduce new products, we will compete directly with a greater number of companies. There is no assurance that we will compete successfully against current or future competitors nor can there be any assurance that competitive pressures faced by us will not result in increased marketing costs, loss of market share or otherwise will not materially adversely affect our business, results of operations and financial condition.

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

The market price of our common stock may be subject to significant fluctuations in response to our operating results, announcements of new products or market expansions by us or our competitors, changes in general conditions in the economy, the financial markets, the electrical power transmission and distribution industry, or other developments and activities affecting us, our customers, or our competitors, some of which may be unrelated to our performance. The sale or attempted sale of a large amount of common stock into the market may also have a significant impact on the trading price of our common stock. During the last 12 months, the closing bid prices for our common stock have fluctuated from a high of $5.23 to a low of $0.45. Fluctuations in the trading price or liquidity of our common stock may adversely affect our ability to raise capital through future equity financings.

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

AS OF February 3, 2006 7,557,047 COMMON SHARES ARE ISSUABLE UPON EXERCISE OF ALL OUTSTANDING OPTIONS, WARRANTS AND CONVERSION OF CONVERTIBLE DEBENTURES FOR LESS THAN THE MARKET PRICE OF $1.33 PER SHARE. CASH PROCEEDS RESULTING FROM THE FULL EXERCISE AND CONVERSION OF THESE SECURITIES WOULD BE APPROXIMATELY $5,676,820. THE EXERCISE OR CONVERSION OF THESE SECURITIES COULD RESULT IN THE SUBSTANTIAL DILUTION OF THE COMPANY IN TERMS OF A PARTICULAR PERCENTAGE OWNERSHIP IN THE COMPANY AS WELL AS THE BOOK VALUE OF THE COMMON SHARES. THE SALE OF A LARGE AMOUNT OF COMMON SHARES RECEIVED UPON EXERCISE OF THESE OPTIONS OR WARRANTS ON THE PUBLIC MARKET TO FINANCE THE EXERCISE PRICE OR TO PAY ASSOCIATED INCOME TAXES, OR THE PERCEPTION THAT SUCH SALES COULD OCCUR, COULD SUBSTANTIALLY DEPRESS THE PREVAILING MARKET PRICES FOR OUR SHARES. FULL CONVERSION OF SUCH SHARES WOULD INCREASE THE OUTSTANDING COMMON SHARES BY 5.6% TO APPROXIMATELY 142,737,000 SHARES.

The exercise price or conversion price of outstanding options, warrants and convertible debentures may be less than the current market price for our common shares. In the event of the exercise of these securities, a shareholder could suffer substantial dilution of his or her investment in terms of the percentage ownership in us as well as the book value of the common shares held. At the February 3, 2006 market price of $1.33 per share, 7,557,047 shares would be exercisable or convertible for less than the market prices. Full exercise and conversion of these below market shares would result in us receiving cash proceeds of $5,676,820 and would increase the outstanding common shares by 5.6% to approximately 142,737,000 shares.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk relates primarily to our cash balances and the effect that changes in interest rates have on the interest earned on that portfolio. Our convertible notes and debentures bear a fixed rate of interest.

As of December 31, 2005 we did not hold any derivative financial instruments for speculative or trading purposes. The primary objective of our investment activities is the preservation of principal while maximizing investment income and minimizing risk. As of December 31, 2005, we had $1.3 million in cash, cash equivalents and short-term investments that mature in twelve months or less. Due to the short duration of these financial instruments, we do not expect that a change in interest rates would result in any material loss to our investment portfolio.

ITEM 4: CONTROLS AND PROCEDURES

Based on an evaluation under the supervision and with the participation of the Company's management, including the Chief Executive Officer, the acting Chief Operating Officer, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined under the Securities Exchange Act of 1934, as amended (Exchange Act)) were effective as of December 31, 2005 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no significant changes in the Company's internal control over financial reporting identified in management's evaluation during the first quarter of fiscal 2006 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

As required by the Bankruptcy Code, our plan of reorganization classifies claims and interests according to their right to priority. The confirmed plan is an Exhibit to this annual report. The plan states whether each claim or interest is impaired or unimpaired and provides the treatment for each class. An impaired claim or interest means that a party's legal rights have been altered in any manner under applicable law. The table below summarizes our reorganization plan.

Class No.          Description                 Impaired (Y/N)                                  Treatment
--------- -------------------------------- ------------------------- ---------------------------------------------------------------
2-A       General Unsecured Claim          Yes                       Allowed Claims, or Claims that CTC has filed with the
                                                                     Bankruptcy Court and not listed as disputed, contingent or
          Approximately 50 holders of      Impaired; claims in       unliquidated and as to which no objection has been timely
          General Unsecured Claims, or     this class are entitled   filed, in this class will be paid the full amount of their
          unsecured Claims against CTC     to vote on the plan.      respective Allowed Claim, without interest, in six monthly
          that are not entitled to                                   installment payments commencing thirty days after the
          priority under Chapter 11 of                               Effective Date, or generally the date not later than 30 days
          the Bankruptcy Code, totaling                              after the date on which the Bankruptcy Court enters its order
          approximately $1,725,418.70.                               confirming the reorganization plan and such order becomes a
          This amount includes Disputed                              Final Order. A Final Order means an order or judgment of the
          Claims, or Claims that CTC has                             Bankruptcy Court, or other court of competent jurisdiction,
          identified as unliquidated,                                that has not been reversed, stayed, modified or amended, and
          disputed or contingent or as                               as to which the time to appeal has expired or any right to
          to which a timely objection                                appeal has been waived to CTC's satisfaction or any appeal has
          has been timely filed to any                               been resolved by the highest court to which the order was
          portion of such Claim. Under                               appealed timely or from which rehearing was denied.
          the terms of our disclosure
          statement, a Claim is a right                              Allowed Claims also include Claims as to which proof of claim
          to payment from CTC or a right                             has been filed by a holder of a Claim in accordance with
          to an equitable remedy for                                 applicable federal law by August 9, 2005, and as to which no
          breach of performance if such                              objection has been timely filed or any such objection has been
          breach gives rise to a right                               determined by a Final Order. The Reorganized Debtor, or CTC on
          to payment from CTC.                                       or after the Effective Date, will have the right to pay these
                                                                     Claims prior to the due dates noted above without premium or penalty.

                                                                     If CTC is required to pay interest on these claims, the
                                                                     applicable annual interest rate shall be 3%.

Class No.          Description                 Impaired (Y/N)                                  Treatment
--------- -------------------------------- ------------------------- ---------------------------------------------------------------
2-B       Debenture Holders, which means                             Allowed Claims in this class will be paid pursuant to their
          Midsummer Investment, Ltd.,                                existing agreements with CTC subject to modifications.
          Islandia, L.P., Omicron Master
          Trust and Bristol Investment                               Post-petition accrued interest due to the Debenture Holders as
          Fund, Ltd.                                                 governed by the documents shall be paid in common stock of CTC on the Effective Date pursuant to Bankruptcy Code section
          Four Claims totaling                                       1145. The approximate quarterly interest payment is $225,000
          $15,087,500.00                                             based on simple interest at six percent on the balance of $15 million.

3-A       Subordinated Securities          Yes                       Allowed Subordinated Securities Claims, or an Allowed Claim or
          Claims, or Claims subject to                               any portion thereof that arises from the Ascendiant Action,
          subordination under Bankruptcy   Impaired; claims in       the Tarbox Action, the O'Keefe Action, the Shields Action, or
          Code section 510(b), including   this class are entitled   the Acquvest Action and that has been allowed by a Final Order
          without limitation, any Claim    to vote on the plan.      of the Bankruptcy Court, will be issued common stock of CTC
          that arises from the                                       pursuant to Bankruptcy Code Section 1145 in an amount equal to
          rescission of a purchase or                                the full amount of their Claim that is ultimately adjudicated
          sale of the common stock of                                as an Allowed Claim. The number shares of common stock of CTC
          the Company, or for damages                                to be issued to holders of Allowed Subordinated Securities
          arising from the purchase or                               Claims shall be determined by dividing the judgment or
          sale of the common stock of                                settlement dollar amount by the average of the reported
          the Company, or for                                        closing bid price per share of CTC Common Stock on the OTC
          reimbursement, indemnification                             Bulletin Board (as reported by Bloomberg L.P. at 4:15 PM (New
          or contribution allowed under                              York time) during the twenty regular session trading days
          Bankruptcy Code section 502 on                             immediately preceding the effective date of the judgment or
          account of such Claim.                                     settlement.
          Subordinated Securities Claims
          include any claims arising out                             CTC has not reviewed the proofs of interest, if any, filed by
          of the Acquvest Action, the                                holders of Subordinated Securities Claims. CTC reserves its
          Ascendiant Action, the Tarbox                              right to object to any of the proofs of interest filed by the
          Action, the O'Keeffe Action or                             holders of Subordinated Securities Claims.
          the Shields Action

3-B       Interests, or a share of         Yes                       The rights of Interest holders are modified by the plan. The
          common stock in CTC                                        common stock of CTC will remain in effect and will be diluted
                                           Impaired; claims in       to a smaller percentage of the outstanding stock in the
          This class includes current      this class are entitled   Reorganized Debtor as a result of the common stock of CTC to
          holders of warrants              to vote on the plan       be issued to Allowed Subordinated Securities Claims. The
                                                                     percentage by which the common stock of CTC will be diluted depends on the total amount of Subordinated Securities Claims that are ultimately deemed to be Allowed Claims.

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

As of December 31, 2005, all allowed general unsecured claims under the plan have been paid in full. All stock required to be issued under the plan to holders of allowed claims and/or pursuant to court-approved settlements has been distributed. The company is in compliance with all applicable bankruptcy code provisions, with the plan of reorganization, and with guidelines of the Office of the United States Trustee. All remaining claims and litigation under review or to be adjudicated by the Bankruptcy court are listed either in the litigation footnote or the commitments and contingent liabilities footnotes to the financial statements.

Composite Technology Corporation v. Acquvest (OCSC Case No. 03 CC 12640):

On October 16, 2003, CTC filed suit against Acquvest, Inc., Paul Koch, Victoria Koch, Patricia Manolis, and Michael Tarbox in Orange County Superior Court. CTC alleges causes of action for declaratory relief, breach of contract, fraudulent inducement, rescission and economic duress arising out of certain subscription and related agreements among the Company and the defendants. In connection with such agreements, CTC issued to Acquvest, Inc. and Patricia Manolis, in April 2003 and September 2003, a total of 150,000 units for a total purchase price of $375,000. Each unit consists of 10 shares of unregistered, restricted common stock and 10 Series I warrants to purchase one share of unregistered, restricted common stock. Each Series I warrant entitles the holder to purchase a share of common stock at $0.50 per share and expires on March 30, 2005. The agreements provide for the issuance of up to an additional 550,000 of such units for the same purchase price of $2.50 per unit, subject to certain conditions, and registration of share issuances under the Securities Act of 1933. The additional units have not been issued and the additional purchase consideration has not been paid. The parties disagree as to their respective rights and obligations with respect to the original issuances and such additional units. 10,000 units were also issued to Paul Koch for services in connection with such agreements, and a dispute has arisen as to his entitlement to those and additional units and warrants in connection with the agreements. CTC is seeking actual damages, punitive damages, statutory costs, attorneys' fees and injunctive relief against the defendants. CTC also seeks rescission of the pertinent agreements based on numerous grounds, including fraudulent inducement. By a letter to CTC's counsel dated September 8, 2004, Acquvest stated that it was waiving the contractual conditions to its purchase of an additional 400,000 units under its subscription agreement and was tendering $1,000,000, which was available on deposit, to CTC as payment for the units. Acquvest, Koch, and Manolis filed a Cross-Complaint on September 16, 2004, which they amended per stipulation on December 17, 2004. On April 14, 2005, CTC was served with notice that the Court granted defendants and cross-complainants' application for Writs of Attachment allowing for the attachment of CTC's assets totaling $2.55 million. The Court had denied two prior applications by defendants and cross-complainants for Writs of Attachment. CTC immediately filed a Notice of Appeal on April 14, 2005 and an Emergency Writ on April 18, 2005 with the California Courts of Appeal to challenge the Court's decision to grant the Writs of Attachment and to stay the Writs of Attachment. Trial date was set for May 9, 2005, but was vacated as a result of the bankruptcy filing. The bankruptcy court has ordered that the trial be re-set in Orange County Superior Court. On October 31, 2005, CTC agreed to a complete settlement of the claims of Acquvest, Inc., Paul R. Koch, Victoria Koch and Patricia Manolis (the "Acquvest Parties"). CTC agreed to transfer 6.5 million shares (the "Settlement Shares") to settle all of the Acquvest Parties claims. There is an existing dispute over one of the settlement terms. CTC contends that an additional term of the settlement was that the Acquvest Parties would be responsibility for settling any claims of Michael Tarbox against CTC. An evidentiary hearing on this issue is set for February, 2006 in the bankruptcy court. On November 18, 2005, CTC entered into a Mutual Release Agreement to settle claims made by Acquvest, Inc., Paul R. Koch, Victoria Koch and Patricia Manolis against CTC and Benton H. Wilcoxon, CTC's CEO, in consideration for the issuance of 6,500,000 shares of CTC's common stock. As part of this settlement, it was recorded that Acquvest, Inc., Paul R. Koch, Victoria Koch and Patricia Manolis would be responsible for resolving CTC's issues with Michael Tarbox (see "Tarbox v. Koch"). Acquvest, Inc., Paul R. Koch, Victoria Koch and Patricia Manolis now claim that no such agreement was reached. Resolution of this matter will have no effect on the main release of CTC in the Acquvest, Inc., Paul R. Koch, Victoria Koch and Patricia Manolis litigation. One half of the Settlement Shares were transferred to the Acquvest Parties on delivery of the Mutual Release Settlement with the remaining shares being released 45 days thereafter. As of September 30, 2005, the Company recorded an accrual under SFAS 5 for $12,675,000 representing the shares to be issued in the settlement valued at $1.95 per share, the market price on the date immediately prior to the settlement date. On November 21, 2005, the Company issued the 6,500,000 shares.

Tarbox v. Koch (OCSC Case No. 04CC10345):

On October 13, 2004, Michael Tarbox ("Tarbox") filed an action in Orange County Superior Court (Case No. 04-CC-10345) against Paul Koch, Acquvest, CTC and Doe Defendants. Tarbox alleges that Koch made fraudulent transfers to Acquvest and the Doe Defendants for the purpose of avoiding the debt owed to Tarbox. Tarbox alleges that CTC securities were intended to serve as security for a debt owed by Koch to Tarbox. Tarbox alleges that Koch was not a bona fide purchaser of the CTC securities since they received such securities for the benefit of Tarbox. Tarbox further alleges that CTC breached an agreement to pay him a finder's fee in connection with investments made by Koch, since the finder's fees was given to Koch for the benefit of Tarbox. Tarbox alleges that CTC's breach has caused him to suffer damages in excess of $750,000. On November 14, 2004, CTC filed a demurrer to the Complaint, and the other defendants also filed a demurrer. The Court granted leave to amend, and Tarbox then filed an amended Complaint. A demurrer filed by the other Defendants was granted on February 22, 2005, and Tarbox was again granted leave to amend. Tarbox filed a Second Amended Complaint. CTC has answered to Second Amended Complaint. However, since CTC delivered to Koch the finder's fee which Tarbox might have otherwise been entitled to, on April 11, 2003, Tarbox executed a written release, whereby Tarbox released CTC of any obligation to pay him a finder's fee in connection with the introductions made to Paul Koch and Acquvest, Inc. Based on the fact that Tarbox has released his claims against CTC for any finder's fee, CTC will vigorously defend this litigation and will seek to have the court expeditiously adjudicated, in CTC's favor, the portions of the lawsuit alleged against CTC. An evidentiary hearing on this issue is set for February, 2006 in the bankruptcy court.

Ascendiant Capital Group, LLC v. Composite Technology Corporation (JAMS Arb. No. 1200034701 and OCSC Case Nos. 03CC13314 & 03CC13531):

On November 4, 2003, Ascendiant Capital Group LLC, Mark Bergendahl, and Bradley Wilhite ("Plaintiffs") filed suit in Orange County Superior Court alleging causes of action against CTC and its CEO, Benton Wilcoxon, personally ("Defendants") for breach of contract, specific performance, fraud and deceit, negligent misrepresentations, breach of covenant of good faith and fair dealing, and declaratory relief arising out of a business advisory and consulting agreement (the "Agreement") allegedly executed between CTC and Ascendiant. CTC denies the material allegations and, on November 10, 2003, CTC filed a case in Orange County Superior Court against Plaintiffs alleging causes of action for declaratory relief, breach of contract, fraudulent inducement, and economic coercion arising out of the Agreement as well as various unrelated business agreements between Plaintiffs and Wilcoxon. CTC is seeking actual damages, punitive damages, statutory costs, attorneys' fees and injunctive relief against Plaintiffs. The principal parties are Ascendiant, Bergendahl, Wilhite, CTC and Wilcoxon. On November 24, 2003, the court entered an order consolidating the cases. On January 15, 2004, the parties agreed to submit all claims and cross-claims arising out of the Agreement to binding arbitration before the Honorable Robert Thomas Ret. at JAMS - Orange County. The remaining claims and cross-claims not arising out of the Agreement are pending before the Honorable Kazuharu Makino of Orange County Superior Court. On May 28, 2004, CTC's demurrers to Plaintiffs' causes of action in the arbitration for specific performance, negligent misrepresentation and breach of covenant of good faith and fair dealing were sustained, with leave to amend, as well as CTC's motion to strike Plaintiff's claims for punitive damages. Plaintiffs subsequently filed an amended complaint. Judge Thomas has reserved ruling on Plaintiffs' demurrers and motion to strike in the arbitration pending the outcome of the ruling on Plaintiffs' demurrers and motions to strike filed with respect to CTC's cross-claim pending in the superior court. An order has issued in the Orange County Superior Court action exempting this case from various pre-trial deadlines and noting that he expects that the case will not proceed to trial within 24 months of the date of filing. On February 22, 2005, CTC and Wilcoxon filed a Demurrer to Plaintiffs' causes of action for breach of contract and alter ego liability. The court overruled the Demurrer on April 1, 2005 and set Trial in the State court action for November 7, 2005. The arbitration commenced on February 9, 2005. Prior to completion of the arbitration, a settlement was reached on or about August 10, 2005 to resolve all claims by the parties. CTC agreed to pay $200,000 and issue 650,000 shares of common stock as part of the settlement. The Motion to Approve the Ascendiant Settlement was granted by the bankruptcy court on October 10, 2005. The Company recorded an accrual as of September 30, 2005 of $1,396,000 representing the $200,000 cash and $1,196,000 for the value of the stock, representing the market value of $1.84 per share on the date immediately prior to the settlement date. On November 2, 2005 the Company released the $200,000 payment in cash and on November 21, 2005, the Company issued the shares.

David S. Shields v. Composite Technology Corporation:

On January 21, 2005, David S. Shields filed suit against CTC in Santa Clara Superior Court (Case No. 1-05-CV-034368) alleging CTC breached a subscription agreement by failing to issue the appropriate number of shares thereunder. CTC denies the claims and intends to vigorously defend against them. CTC filed an Answer and Cross-Complaint against Shields for Rescission and Declaratory Relief on April 18, 2005. The case has been removed to the U.S. Bankruptcy Court in the Central District of California. A status conference was set for January 10, 2006. On or about September 2, 2005, the parties entered into a settlement agreement whereby CTC agreed to issue Shields an additional 25,000 shares of common stock in exchange for a complete release of all claims. The Motion to Approve the Settlement was granted by the bankruptcy court on October 4, 2005. On November 21, 2005, the Company issued the shares.

ITEM 2--UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 31, 2006, the Composite Technology Corporation issued 3,870,972 shares of its common stock to seven accredited investors for the conversion of $6,000,000 of note principal at $1.55 per share. The notes were originally issued in October 13, 2005. The Registrant relied upon the exemption from registration under the Securities Act by reason of Bankruptcy Code Section 1145 for the issuance of these securities.

On January 31, 2006, the Composite Technology Corporation issued 1,362,142 shares of its common stock to seven accredited investors in exchange for the settlement of certain claims and for the amendment of the Convertible Notes and Convertible Note Warrant agreements dated October 13, 2005. The Company relied upon the exemption from registration as set forth in Section 4 (2) of the Securities Act for the issuance of these securities. The recipient took its securities for investment purposes without a view to distribution and had access to information concerning the Company and its business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the acquisition of these securities.

On January 31, 2006, the Composite Technology Corporation issued 78,489 shares of its common stock to Lane Capital Markets, an accredited investor, in consideration for services earned in connection with the settlement agreement resulting in the conversion of the $6,000,000 Senior Convertible Notes on January 30, 2006. Such stock was assigned and issued to Ryan M. Lane, a principal of Lane Capital Markets. The recipient took its securities for investment purposes without a view to distribution and had access to information concerning the Company and its business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the acquisition of these securities.

ITEM 3 - DEFAULTS ON SENIOR SECURITIES

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 - OTHER INFORMATION

See the description of unregistered sales of equity securities under Item 2 above, which is incorporated by reference herein.

ITEM 6 - EXHIBITS

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

2.3(3) Third Amended Chapter 11 Plan of Reorganization with non-material modifications of Composite Technology Corporation.

2.4(3) Order confirming Debtor's Third Amended Chapter 11 Plan of Reorganization with Non-material Modifications.

3.1(1)       Articles of Incorporation of the Company, as amended.

3.2(4)       Bylaws as revised January 13, 2005 and January 10, 2006.

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

10.38(17)    Second Amendement to securities Purchase Agreement dated October 7,
             2005.

10.39(18)    Agreement between City of Kingman, Kansas and Composite Technology, dated as of september 23, 2005.

10.40(19)    Amendement to Securities Purchase Agreement, dated October 3, 2005.

10.41(19)    Form of Senior Convertible Note.

10.42(20)    Agreement between Composite Wind Systems and EU Energy,  dated as of December 15, 2005

10.43(21)    Public and Media Relations Strategy and Services Consulting
             Agreement

10.44(4)     Letter Agreement with Michael D. McIntosh

10.45(4)     Letter Agreement with D. Dean McCormick III

10.46(4) Confidential Information and Invention Assignment Agreement with Benton H Wilcoxon

10.47(4) Confidential Information and Invention Assignment Agreement with Michael D. McIntosh

10.48(4) Confidential Information and Invention Assignment Agreement with D. Dean McCormick III

10.49(4)     Option Agreement with Michael D. McIntosh

10.50(4)     Option Agreement with D. Dean McCormick III

10.51(4)     Modified Bylaws of Composite Technology Corporation

10.52(4)     Legal Services Agreement with The McIntosh Group

10.53(4)     Consulting Agreement with Technology Management Advisors, LLC

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

32.1         Section 1350 Certification

(1) Incorporated herein by reference to Form 10-KSB filed as a Form 10-KT with the U. S. Securities and Exchange Commission on February 14, 2002.

(2) Incorporated herein by reference to Form 8-K filed with the U. S. Securities and Exchange Commission on November 20, 2001.

(3) Incorporated by reference to the Form 8-K filed with the U. S. Securities and Exchange Commission on November 25, 2005.

(4) Incorporated herein by reference to Form 8-K filed with the U.S. Securities and Exchange Commission on January 12, 2006.

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

(16) Incorporated by reference to Form 8-K filed with the U.S. Securities and Exchange Commission on September 26, 2005.

(17) Incorporated by reference to Form 8-K filed with the U.S. Securities and Exchange Commission on October 13, 2005.

(18) Incorporated by reference to Form 8-K filed with the U.S. Securities and Exchange Commission on October 5, 2005.

(19) Incorporated by reference to Form 8-K filed with the U.S. Securities and Exchange Commission on October 4, 2005.

(20) Incorporated by reference to Form 8-K filed with the U.S. Securities and Exchange Commission on December 21, 2005.

(21) Incorporated by reference to Form 8-K filed with the U.S. Securities and Exchange Commission on January 5, 2006.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

                        COMPOSITE TECHNOLOGY CORPORATION
                                  (Registrant)

                               By: /s/ Benton H Wilcoxon
                                   -----------------------
                                   Benton H Wilcoxon
                                   Chief Executive Officer

February 3, 2006