Form 10-Q
period 2006-03-31
COMPOSITE TECHNOLOGY CORP
filed 2006-05-10
CIK 317477

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                                   (Mark One)

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

YES |X| NO |_|

Indicate the number of shares outstanding of the issuer's common stock as of May 8, 2006



            CLASS                              NUMBER OF SHARES OUTSTANDING
            -----                              ----------------------------
   Common Stock, par value                          135,329,914 shares
       $0.001 per share

================================================================================

                        COMPOSITE TECHNOLOGY CORPORATION
                 Form 10-Q for the Quarter ended March 31, 2006
                                Table of Contents



                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION
Item 1 Financial Statements                                                   3
Item 2 Management's Discussion and Analysis of
       Financial Condition and Results of Operations                         30
Item 3 Quantitative and Qualitative Disclosures About Market Risk            56
Item 4 Controls and Procedures                                               56

PART II - OTHER INFORMATION
Item 1 Legal Proceedings                                                     57
Item 2 Unregistered Sales of Equity Securities and Use of Proceeds           61
Item 3 Defaults on Senior Securities                                         61
Item 4 Submission of Matters to a Vote of Security Holders                   61
Item 5 Other Information                                                     61
Item 6 Exhibits                                                              62
SIGNATURE                                                                    65

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                        COMPOSITE TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                March 31,       September
                                                                  2006          30, 2005
                                                              ------------    ------------
                                                               (unaudited)      (audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                     $    671,356    $    807,815
Accounts receivable, net of reserve of $ 2.5m and $2.5m            145,633          56,998
Inventory                                                        2,757,481       1,233,334
Prepaid expenses and other current asset                           478,133         395,978
                                                              ------------    ------------
Total current assets                                             4,052,603       2,494,125

PROPERTY AND EQUIPMENT, net                                      2,636,782       2,765,609
OTHER ASSETS                                                       275,963         511,581
                                                              ------------    ------------
TOTAL ASSETS                                                  $  6,965,348    $  5,771,315
                                                              ============    ============
LIABILITIES AND SHAREHOLDER EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts Payable                                              $  2,115,586    $  2,315,214
Accrued Payroll                                                    220,037         131,803
Accrued officer compensation                                       255,619            --
Accrued Interest                                                      --           341,469
Due to Affiliate                                                    77,760          97,200
Deferred revenue                                                   114,383         621,748
Liabilities subject to compromise                                     --         1,625,520
Deferred gain on sale of fixed assets                               11,995          19,052
Deferred rent                                                      198,677         170,294
Accrued litigation settlements                                        --        14,244,792
Convertible notes, current, net of unamortized debt
  discount of $1,661,995 and $0                                  1,838,005            --
Lease obligation - current                                         426,321         403,191
                                                              ------------    ------------
Total current liabilities                                        5,258,382      19,970,285

LONG TERM LIABILITIES
Convertible notes, net of current portion, net of
  unamoritzed debt discount of $0 and $0                         6,380,250      10,860,442
Lease obligation - long-term                                       223,761         444,696
                                                              ------------    ------------
Total long-term liabilities                                      6,604,011      11,305,138
                                                              ------------    ------------
Total Liabilities                                               11,862,394    $ 31,275,421
                                                              ------------    ------------
SHAREHOLDER'S DEFICIT
Common stock, $.001 par value 200,000,000 shares authorized
135,329,914 and 118,744,359 issued and outstanding                 135,330         118,744
Additional paid-in capital                                      75,323,942      40,979,912
Accumulated Deficit                                            (80,356,318)    (66,602,763)
                                                              ------------    ------------
Total shareholder's Deficit                                     (4,897,046)    (25,504,106)
                                                              ------------    ------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                   $  6,965,348    $  5,771,315
                                                              ============    ============

The accompanying notes are an integral part of these financial statements

                        COMPOSITE TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                   (UNAUDITED)
              AND FOR THE SIX MONTHS ENDED MARCH 31, 2006 AND 2005
                                   (UNAUDITED)



                                                  Three Months ended  Three Months ended    Six Month ended     Six Months ended
                                                    March 31, 2006      March 31, 2005       March 31, 2006      March 31, 2005
                                                                           Restated                                 Restated
                                                  ------------------  ------------------    ---------------     --------------
Revenue:
     Product Sales                                   $   1,030,528       $        --         $   1,053,420       $      46,485
     Consulting Revenue                                       --                  --               550,000                --
                                                     -------------       -------------       -------------       -------------

Total Revenue                                        $   1,030,528       $        --         $   1,603,420       $      46,485

Cost of product sales sold                                 977,112                --               993,792              30,894
Cost of consulting revenue                                    --                  --               304,787                --
                                                     -------------       -------------       -------------       -------------

Gross margin                                         $      53,416       $        --         $     304,841       $      15,591

OPERATING EXPENSES
Officer compensation                                       112,364              71,452             214,494             156,838
General and administrative                                 993,742             783,230           1,900,906           1,381,837
Legal, professional, & consulting                          607,407           1,308,586           1,668,027           2,140,893
Research and development                                 1,261,587           1,139,749           2,606,457           2,219,400
Sales and Marketing                                        381,528             232,453             764,363             505,242
Depreciation                                               200,408             124,952             392,053             236,328
Reorganization Expense - Bankruptcy legal fees             289,860                --               573,229                --
                                                     -------------       -------------       -------------       -------------

Total operating expenses                             $   3,846,896       $   3,660,422       $   8,119,529       $   6,640,538
                                                     -------------       -------------       -------------       -------------

LOSS FROM OPERATIONS                                 $  (3,793,480)      $  (3,660,422)      $  (7,814,688)      $  (6,624,947)
                                                     -------------       -------------       -------------       -------------

OTHER INCOME /EXPENSE
Interest expense                                          (479,106)           (964,800)           (697,772)         (1,812,674)
Interest income                                              1,466               5,284              15,711              32,544
Gain on sale of assets                                       3,529                --                 7,057               4,256
Reorganization item - adjustment to
Expense related to modification of warrants                   --                  --              (388,962)               --
Expense related to inducement of
  convertible debt                                      (2,250,005)               --            (2,250,005)               --
carrying value - Convertible Debt                             --                  --            (2,622,240)               --
Carrying value impairment adjustment
on investments in other companies                             --                (1,000)               --                (1,000)
                                                     -------------       -------------       -------------       -------------

Total other income/expense                           $  (2,724,117)      $    (960,516)      $  (5,936,211)      $  (1,776,874)
                                                     -------------       -------------       -------------       -------------
Loss before Income Taxes                             $  (6,517,597)      $  (4,620,938)      $ (13,750,899)      $  (8,401,821)
                                                     -------------       -------------       -------------       -------------
Income Taxes                                                 1,056                --                 2,656                --
                                                     -------------       -------------       -------------       -------------
NET LOSS                                             $  (6,518,653)      $  (4,620,938)      $ (13,753,555)      $  (8,401,821)
                                                     -------------       -------------       -------------       -------------
BASIC AND DILUTED LOSS PER SHARE                     $       (0.05)      $       (0.04)      $       (0.11)      $       (0.07)
                                                     -------------       -------------       -------------       -------------
TOTAL BASIC AND DILUTED LOSS PER SHARE
AVAILABLE TO COMMON SHAREHOLDERS                     $       (0.05)      $       (0.04)      $       (0.11)      $       (0.07)
                                                     -------------       -------------       -------------       -------------
WEIGHT-AVERAGE COMMON SHARES
OUTSTANDING                                            133,487,380         114,227,327         128,950,131         113,020,722
                                                     -------------       -------------       -------------       -------------


The accompanying notes are an integral part of these financial statements

                        COMPOSITE TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE SIX MONTHS ENDED MARCH 31, 2006 AND 2005 (UNAUDITED)

                                                                              For the six     For the six
                                                                              months ending   months ending
                                                                             March 31, 2006  March 31, 2005
                                                                             --------------  --------------
                                                                              (unaudited)      (unaudited)
                                                                                                (restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                      $(13,753,555)   $ (8,401,821)
Adjustments to reconcile net loss to net cash used in operating activities:
    Net accretion of deferred gain on PP&E                                          (7,057)         (7,048)
    Depreciation                                                                   392,053         236,328
    Deferred rent expense                                                          (19,958)           --
    Inventory reserve                                                              725,616
    Interest on fixed conversion features                                          294,531       1,338,565
    Issuance of common stock for services                                          629,330         271,765
    Issuance of common stock for inducement of debt conversion                   2,250,005            --
    Issuance of warrants for services                                              180,416          86,000
   Compensation expense related to fair value of stock options                     408,031         202,975
   Compensation expense related to modification of stock warrants                  388,691            --
   Reorganization item - adjustment to carrying value of                         2,622,240            --
   convertible debt
   Carrying value impairment adjustment on investments in other                       --             1,000
   companies
(Increase) decrease in Assets:
   Restricted Cash                                                                    --        10,010,060
   Accounts Receivable                                                             (88,635)          1,994
   Inventory                                                                    (2,249,763)       (361,855)
   Prepaid Expenses                                                                271,845         115,911
   Capitalized construction costs                                                  304,787         (11,874)
   Other assets                                                                    (69,169)        (66,668)
Increase (Decrease) in Liabilities
   Accounts payable - trade                                                     (1,642,613)       (269,006)
   Accrued legal settlement                                                        100,000         116,366
   Accrued payroll and related expenses                                             88,234         (13,038)
   Accrued officer compensation                                                       --            (8,942)
   Deferred revenue                                                               (507,365)           --
                                                                              ------------    ------------
Net cash provided by (used in) operating activities                           $ (9,682,336)   $  3,240,711
                                                                              ------------    ------------

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of property and equipment                                                (263,226)       (784,418)
                                                                              ------------    ------------
Net cash provided by (used in) investing activities                           $   (263,226)   $   (784,418)
                                                                              ------------    ------------

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible debt                                       9,300,000            --
Proceeds from notes payable                                                        200,000            --
Payments on capital lease assets                                                  (197,805)       (147,809)
Proceeds from exercise of options                                                     --           195,000
Proceeds from exercise of warrants                                                 506,908       1,448,621
                                                                              ------------    ------------
Net cash provided by financing activities                                        9,809,103       1,495,812
                                                                              ------------    ------------

Net increase/(decrease) in cash and cash equivalents                              (136,459)   $  3,729,353
CASH AND CASH EQUIVALENTS, BEGINNING OF  PERIOD                               $    807,115    $  2,930,615
                                                                              ------------    ------------

CASH AND CASH EQUIVALENTS, END OF  PERIOD                                     $    671,356    $  6,659,968
                                                                              ------------    ------------

SUPPLEMENTAL DISCLOSERS OF CASH FLOW  INFORMATION
INTEREST PAID                                                                 $    184,575    $    501,690
CASH PAID FOR BANKRUPTCY ITEMS                                                     346,592            --
INCOME TAX PAID                                                                      2,656           1,600

The accompanying notes are an integral part of these financial statements

Supplemental Schedule for Non Cash Financing Activities

During the first six months of fiscal 2006, the Company issued 2,858,913 shares of common stock for the conversion of $4,480,191 of the August, 2004 Convertible Debentures as follows:

      - $680,191 of principal was converted at $1.67 per share into 407,300 shares of common stock

      - $3,800,000 of principal was converted at $1.55 per share into 2,451,613 shares of common stock.

During the first six months of fiscal 2006, the Company issued 7,521,425 shares of common stock for settlement of bankruptcy claims and litigation settlements valued at $14,507,521. On September 30, 2005, $14,244,792 had been recorded as accrued litigation and $262,729 had been recorded as liabilities subject to compromise.

During the first six months of fiscal 2006, the Company issued 232,258 shares of common stock for debt financing services valued at $360,000.

During the first six months of fiscal 2006, the Company issued 73,961 shares of common stock in settlement of Accounts Payable totaling $131,651.

During the first six months of fiscal 2006, the Company issued 200,000 shares of common stock as prepayment for commissions valued at $354,000 in conjunction with a bankruptcy settlement.

During the first six months of fiscal 2006, the Company issued 261,132 shares of common stock in lieu of interest totaling $433,435.

During the first six months of fiscal 2006, in October, 2005 the Company raised $6,000,000 in convertible notes. In conjunction with these notes:

      - The Company issued 1,354,838 warrants and valued the conversion features of the notes and warrants at $1,834,092. Under bankruptcy accounting, the entire balance was expensed as a reorganization item immediately following issuance. See also footnotes 3, 4, 5, and 12.

      - The Company triggered certain anti-dilution provisions in the August, 2004 Convertible debentures including the re-pricing of warrants issued to the debenture holders and a re-setting of the debt conversion price from $1.67 to $1.55. The company re-priced 4,537,538 warrants and recorded an expense charge of $388,962. The Company recorded the intrinsic value of the change to the conversion price at $788,148 as additional debt discount to the August, 2004 debentures. Under bankruptcy accounting, the debt discount was immediately charged to expense as a reorganization item - adjustment to debt carrying value immediately following the re-pricing. See also footnotes 3, 4, 5, and 12.

      - The Company induced full conversion of these notes in January, 2006. The company issued 3,870,972 shares of common stock registered under Bankruptcy code section 1145 at a conversion price of $1.55 per share. To facilitate the conversion and to settle other outstanding issues, the Company issued 1,308,142 unregistered shares valued at the previous trading day's closing market price of $1.72 per share. The company recorded a charge of $2,250,005 to other expense relates to inducement of convertible debt as a result of this transaction. To facilitate this transacation, 78,459 shares of stock valued at $1.72 per share were issued and the Company recorded a charge to legal, professional, and consulting expense of $135,000 for these services.

During the first six months of fiscal 2006, in March, 2006 the Company issued $3,500,000 in convertible notes due September, 2006. In conjunction with these notes 2,750,000 warrants were issued and the company valued the conversion features of the notes and warrants at $1,956,526 which was recorded as a discount to the note principal on the balance sheet. Of the $3,500,000 issued, $200,000 was converted from a short term note payable issued in February, 2006.

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

Commercial orders: We announced our initial commercial order of our ACCC cable under the General Cable agreement in May, 2005. From this initial commercial order through April, 2006, we have received cumulative confirmed orders for approximately $3.7 million of our ACCC cable and related ACCC hardware and we have recognized approximately $1.0 million as revenue in fiscal 2005 and $1.1 million in fiscal 2006 to date.

We believe our cash position as of March 31, 2006 of $0.7 million and expected cash flows from revenue orders may not be sufficient to fund operations for the next four calendar quarters. We anticipate that additional cash is needed to fund operations beyond June, 2006 and to the extent required the Company intends to continue the practice of issuing stock, debt or other financial instruments for cash or for payment of services until our cash flows from the sales of our primary products is sufficient to provide cash from operations or if we believe such a financing event would be a sound business strategy.

NOTE 3 - RESTATEMENT OF FINANCIAL STATEMENTS

In May 2006, the Company determined that the accounting treatment of the issuance of warrants in November, 2004 for the release of $10,000,000 from our August, 2004 Debenture issue was improperly expensed to legal, professional, and consulting expense as incurred. During the quarter ended December 31, 2004, we had expensed $1,993,523 which was the fair value of the warrants issued to the debenture holders. Under the guidance of EITF 96-19 "Debtors Accounting of a Modification or Exchange of Debt Instruments" the issuance of the warrants constituted a modification of a convertible debt instruments. Accordingly, the fair value of the additional warrants issued in November 2004 should have been deferred and amortized as an adjustment of interest expense over the remaining term of the debentures using the interest method.

There is no impact to the balance sheet as of September 30, 2005 since as a result of our bankruptcy filing on May 5, 2005 the carrying value of our debt was adjusted to $15,000,000 as of May 5, 2005.

The Statements of Operations for the three and six months ended March 31, 2005 have been restated as follows:

Statement of Operations for Three months ended March 31, 2005

                                                               As Originally  Restatement         As
                                                                    Reported   Adjustment   Restated
                                                               -------------  -----------  ----------
Other Income/Expense
                                                               -------------  -----------  ----------
Interest Expense                                                     783,571      181,229     964,800
                                                               -------------  -----------  ----------
 Net loss                                                          4,439,709      181,229   4,620,938

Statement of Operations for Six months ended March 31, 2005

                                                               As Originally  Restatement         As
                                                                    Reported   Adjustment   Restated
                                                               -------------  -----------  ----------
Operating Expenses
                                                               -------------  -----------  ----------
Legal, Professional, and consulting                                4,134,416   (1,993,523)  2,140,893
                                                               -------------  -----------  ----------
Other Income/Expense
                                                               -------------  -----------  ----------
Interest Expense                                                   1,534,789      277,885   1,812,674
                                                               -------------  -----------  ----------
 Net loss                                                         10,117,459   (1,715,638)  8,401,821

There was no impact on the net loss per share for the three months ending March 31, 2005. The impact on the loss per share for the six months ending March 31, 2005 was a decrease of $0.02 per share.

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

The results of operations for the three and six months ended March 31, 2006 are not necessarily indicative of the operating results that may be reported for the fiscal year ending September 30, 2006 or for any other future period.

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

During its history, the Company has entered into revenue bearing contracts of a long term duration. Due to a lack of operational history resulting in low reliability of estimates on interim rates of completion of such contracts, revenues associated with long term contracts are recognized on the completed-contract method of accounting. Under this method, billings and costs are accumulated during the period of installation, but no revenues are recorded before the completion of the work. Costs of revenues are capitalized and are recorded in other current assets. Provisions for estimated losses on uncompleted contracts are made at the time such losses are determined. Operating expenses, including indirect costs and administrative expenses, are charged as incurred to periodic income and not allocated to contract costs.

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

On September 27, 2001, the FASB Emerging Issues Task Force (EITF) issued EITF Issue 96-18 "Accounting for Equity Instruments That are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" which requires that equity instruments issued in exchange for services be valued at the more accurate of the fair value of the services provided or the fair value of the equity instruments issued. For equity instruments issued that are subject to a required service period the expense associated with the equity instruments is recorded as the instruments vest or the services are provided. The Company has granted options and warrants to non-employees and recorded the fair value of these equity instruments on the date of issuance using the Black-Scholes valuation model. The Company has granted stock to non-employees for services and values the stock at the more reliable of the market value on the date of issuance or the value of the services provided. For grants subject to vesting or service requirements, the expenses is deferred and is recognized over the more appropriate of the vesting period, or as services are provided.

On March 29, 2005, the Securities and Exchange Commission published Staff Accounting Bulletin No. 107 (SAB 107), which provides the Staff's views on a variety of matters relating to stock-based payments. SAB 107 requires stock-based compensation to be classified in the same expense line items as cash compensation. Information about stock-based compensation included in the results of operations for the quarters and six months ending March 31, 2005 and 2006 is as follows:

                                                Three Months    Three Months    Six Months       Six Months
                                                   Ended           Ended          Ended            Ended
                                                  March 31        March 31       March 31         March 31
                                                    2006            2005           2006             2005
                                                 ----------      ----------      ----------      ----------
Officer Compensation                             $   36,848      $     --        $   73,695      $     --
Legal, Professional and Consulting                  135,000            --           677,226          86,000
Selling and marketing                                 3,158            --             6,317            --
Research and development                            114,953         287,648         153,056         327,973
General and administrative                          108,043            --           174,963            --
                                                 ----------      ----------      ----------      ----------
Totals                                           $  398,002      $  287,648      $1,085,527      $  413,973
                                                 ==========      ==========      ==========      ==========

Our stock options vest on an annual or a quarterly basis. For the remainder of fiscal 2006, we expect stock based compensation expense related to employee stock options of approximately $220,000, and $182,000 before income taxes for the quarters ending June 30, 2006, and September 30, 2006 respectively. We expect stock based compensation related to non-employee stock options to be approximately $83,000 and $14,000 before income taxes for the quarters ending June 30, 2006, and September 30, 2006 respectively. Such amounts may change as a result of additional grants, forfeitures, modifications in assumptions and other factors. SFAS No. 123R provides that income tax effects of share-based payments are recognized in the financial statements for those awards which will normally result in tax deductions under existing tax law. Under current U.S. federal tax law, we would receive a compensation expense deduction related to non-qualified stock options only when those options are exercised and vested shares are received. Accordingly, the financial statement recognition of compensation cost for non-qualified stock options creates a deductible temporary difference which results in a deferred tax asset and a corresponding deferred tax benefit in the income statement. However, since we currently have a full valuation allowance for all of our deferred tax assets, any tax consequences for fiscal 2006 is expected to be negligible to the financial statements.

Convertible Debt

The Company has issued three series of convertible debt securities. Convertible debt is accounted for under the guidelines established by APB Opinion No. 14 Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants (APB14) under the direction of Emerging Issues Task Force (EITF) 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, (EITF 98-5), EITF 00-27 Application of Issue No 98-5 to Certain Convertible Instruments (EITF 00-27), and EITF 05-8 Income Tax Consequences of Issuing Convertible Debt with Beneficial Conversion Feature. Under these guidelines, the Company allocates the value of the proceeds received from a convertible debt transaction between the conversion feature and any other detachable instruments (such as warrants) on a relative fair value basis. The allocated fair value is recorded as a debt discount or premium and is amortized over the expected term of the convertible debt as non-cash interest expense. The company values any warrants issued using the Black-Scholes Merton option pricing model as described and based on the assumptions listed in footnote 5. If the conversion price of a convertible debt issue decreases, the additional intrinsic value of the debt conversion feature, calculated as the number of additional shares issuable due to a conversion price change multiplied by the previous conversion price, is recorded as additional debt discount and amortized over the remaining life of the debt. Both Convertible Debt and any other securities such as detachable warrants are also reviewed to determine the applicability of SFAS 133 Accounting for Derivative Instruments and Hedging Activities, the guidance issued in EITF 00-19 Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, and related SEC and AICPA Interpretations of this guidance. If a security is determined to be a derivative instrument and is required to be accounted for as a liability, as opposed to equity, the derivative security is valued on the issuance date and is recorded as a derivative liability. Any securities determined to be derivative liabilities are revalued on each subsequent reporting period and any change to their value is recorded to the Statement of Operations as an Other Income or Expense item.

Under Bankruptcy accounting guidance, namely AICPA Statement of Position 90-7, the Company is required to record its liabilities at the expected settlement amount. Therefore, debt discount that existed prior to the Chapter 11 bankruptcy has been charged to expense as of May 5, 2005 and debt discount incurred during the bankruptcy has been charged to expense as a debt carrying value adjustment on the date the discount was recorded. We effectively exited our Bankruptcy in November, 2005.

Principles of Consolidation

The consolidated financial statements include the accounts of CTC and its wholly owned subsidiaries (collectively, the "Company"). All significant inter-company accounts and transactions are eliminated in consolidation.

Research and Development Expenses

Research and development expenses are charged to operations as incurred.

Accounts Receivable

The Company extends credit to its customers. Collateral is generally not required. Credit losses are provided for in the financial statements based on management's evaluation of historical and current industry trends as well as history with individual customers. Although the Company expects to collect amounts due, actual collections may differ from estimated amounts. As of March 31, 2006, the Company had gross accounts receivable of $2,645,633 and had recorded a reserve of $2,500,000.

Inventory

Inventories consist of our wrapped and unwrapped manufactured composite core and related hardware products and raw materials used in the production of those products. Inventories are valued at the lower of cost or market under the FIFO method. Costs to ship product for sale or for products sold is recorded to costs of goods sold as the expenses are incurred. Products manufactured internally are valued at standard cost which approximates replacement cost. Inventory is periodically evaluated for obsolescence and salability and reserves are recorded for product that is believed by management to be impaired in value. As of March 31, 2006, the company had recorded gross inventory of $3,788,971 and had inventory reserves of $1,031,490.

Business Segments

The Company organizes itself as one segment and conducts its operations in the United States.

The Company sells its products and technology to domestic and international customers. All revenues recognized during the quarters ended March 31, 2005 and 2006 occurred in the United States. The City of Kingman, KS represented 96% of the revenues recognized during the quarter ended March 31, 2006.

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

The following common stock equivalents were excluded from the calculation of diluted loss per share for the three months ended March 31, 2006 and 2005 since their effect would have been anti-dilutive:

                                                  March 31
                                          --------------------------
                                             2006            2005
                                          ----------      ----------
Options for common stock                   7,569,936       6,790,336
Warrants                                  12,462,469      11,211,616
Convertible Debentures, if converted       6,374,355       8,982,036
                                          ----------      ----------
                                          26,406,760      26,983,988
                                          ==========      ==========

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

SFAS No. 155

Accounting for Certain Hybrid Financial Instruments: In February, 2006 the FASB issued Statement No. 155 Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140. Statement 155 simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; eliminates the interim guidance in Statements 133 and 140 regarding beneficial interest in securitized financial assets and the restrictions on passive derivative instruments that a qualifying special-purpose entity may hold. Statement 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. We do not believe adoption of Statement 155 will have a material effect on our consolidated financial position, results of operations, or cash flows.

SFAS No. 156

Accounting for Servicing of Financial Assets--an amendment of FASB Statement No. 140: In March, 2006 the FASB issued Statement No. 156 Accounting for Servicing of Financial Assets--an amendment of FASB Statement No. 140. Statement 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset under certain conditions, and requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. Statement 156 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. We do not believe adoption of Statement 156 will have a material effect on our consolidated financial position, results of operations, or cash flows.

NOTE 5 - BANKRUPTCY

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

- Assets are recorded at net realizable value. As of September 30, 2005 and November 18, 2005, our assets consisted primarily of cash, receivables, inventory, and equipment which were all reviewed for impairment. Based on a review of our asset base, we determined that our carrying value as of September 30, 2005 and November 18, 2005 was equal to the net realizable value of our assets. We therefore determined that there are no requirements to adjust our assets since their book value approximates their net realizable value.

- All pre-petition liabilities subject to compromise have been segregated in the September 30, 2005 Balance Sheet and classified as Liabilities Subject to Compromise, at the estimated amount of allowable claims. December 31, 2005 balances of remaining liabilities subject to compromise were reclassified to conform to pre-bankruptcy classifications. See the table below for additional information.

- We adjusted our convertible debt discount that existed as of the petition date. During the year ending September 30, 2005, coinciding with the filing of our plan of reorganization, we determined that the allowed amount of liability relating to our $15MM Debenture offering of August, 2004 was $15,000,000. Prior to the filing of the plan, the carrying value of the Debentures was determined to be $8,522,545, representing a debt discount due to conversion features of the Convertible Debentures. Prior to the filing of the plan, we had been amortizing this discount to interest expense at approximately $237,190 per month. On May 5, 2005, we recorded an additional $6,477,455 in other expense in the quarter ending June 30, 2005, to adjust the carrying value of the Debentures to $15,000,000.

- In October, 2005 and prior to our emergence from bankruptcy, we received $6,000,000 in exchange for Convertible Debentures and Common Stock Warrants as described in footnotes 5 and 13. We recorded a $1,834,092 discount to the $6,000,000 convertible notes for the value of the warrants and the conversion features of the notes. Under bankruptcy accounting we are required to state our liabilities at the amounts we expect to settle. Therefore, we immediately expensed the $1,834,092 as a carrying value adjustment.

- In conjunction with the $6M financing in October, certain anti-dilution provisions were triggered in the August, 2004 convertible debentures and the warrants held by the debenture holders. We recorded an additional discount of $788,148 for the intrinsic value of the lower conversion price on the remaining principal as of the date of the October financing. Under bankruptcy accounting we are required to state our liabilities at the amounts we expect to settle. Therefore, we immediately expensed the $788,148 as a carrying value adjustment.

- Since we paid our creditors at 100% and modifications to existing contracts and liability are primarily non-financial in nature, we recorded no gains related to the bankruptcy for any liability modification.

- Our bankruptcy related expenses consist primarily of professional fees. During the six months ended March 31, 2006 we incurred $573,229 in bankruptcy related legal and professional fees. We have segregated these fees in our Statement of Operations.

- Interest expense recorded related to the bankruptcy filing consists of 3% annual interest on our pre-petition liabilities and totals $15,720 for fiscal 2005 and $2,841 for the six months ended March 31, 2006.

- We have disclosed the cash payments for reorganization costs as a supplemental disclosure to our Statement of Cash Flows. Reorganization costs consist primarily of trustee fees, and professional services.

- We issued common stock in payment of liabilities upon emergence from bankruptcy. We have disclosed the impact of our share issuances below.

- We determined that we did not qualify for Fresh-Start reporting upon emergence from bankruptcy.

Since we had emerged from bankruptcy on November 18, 2005, presentation of Liabilities subject to compromise was not required as of March 31, 2006. Consistent presentation of liabilities subject to compromise between September 30, 2005 and March 31, 2006 balances are as follows:

                                          Remaining at       September
                                         March 31, 2006      30, 2005
                                           -----------      -----------
Pre-petition Accounts Payable                     --        $ 1,180,202
Accrued Officer Compensation               $   255,619 (1)      255,619
Accrued disputed balances                      101,000 (2)       65,000
Accrued pre-petition interest payable             --             89,286
Accrued pre-petition employee benefits          11,534 (3)       35,413
                                           -----------      -----------
Total                                      $   368,153      $ 1,625,520

(1)   Included as a separate balance sheet line item as of March 31, 2006
(2)   Included in Accounts Payable as of March 31, 2006
(3)   Included in Accrued payroll as of March 31, 2006

The common stock issued during the six months ending March 31, 2006 for payment of litigation related and bankruptcy related liabilities consist of:

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

The shares represent 6.0% of the shares issued and outstanding as of March 31, 2006. The issuance of these shares had no incremental impact on the loss per share reported during the quarter ended March 31, 2006.

NOTE 6. EQUITY AND EQUITY-BASED COMPENSATION

On October 1, 2005, the Company adopted SFAS No. 123 (revised 2004), " Share-Based Payment, " (SFAS No. 123R) which was issued in December 2004. SFAS No. 123R revises SFAS No. 123, "Accounting for Stock Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related interpretations. SFAS No. 123R requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award. SFAS No. 123R also requires measurement of the cost of employee services received in exchange for an award based on the grant-date fair value of the award. SFAS No. 123R also amends SFAS No. 95, " Statement of Cash Flows ," to require that excess tax benefits be reported as operating and financing cash inflows, rather than as a reduction of taxes paid, which is included within operating cash flows. The Company adopted SFAS No. 123R using the modified prospective method. Accordingly, prior period amounts have not been restated. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.

On September 27, 2001, the FASB Emerging Issues Task Force (EITF) issued EITF Issue 96-18 "Accounting for Equity Instruments That are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" which requires that equity instruments issued in exchange for services be valued at the more accurate of the fair value of the services provided or the fair value of the equity instruments issued. For equity instruments issued that are subject to a required service period, the expense associated with the equity instruments is recorded as the instruments vest or the services are provided. For common stock issued, the fair value is determined to be the closing market price on the date of issuance. For options and warrants issued or granted, the Company values the options and warrants on the date of issuance using the Black-Scholes Merton valuation model. For grants subject to vesting or service requirements, the expenses is deferred and is recognized over the more appropriate of the vesting period, or as services are provided.

Key assumptions used in valuing options and warrants issued in the quarter ended March 31, 2005 are as follows:


Risk Free Rate of Return                3.97%
Volatility                               100%
Dividend yield                             0%

The fair value of the Company's stock-based awards to employees was estimated at the date of grant using the Black-Scholes Merton option-pricing model (Black-Scholes), assuming no dividends and using the valuation assumptions noted in the following table. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life (estimated period of time outstanding) of the stock options granted was estimated using the historical exercise behavior of employees and the option expiration date. The Company's volatility estimate for option grants varies by the year issued. Due to the lack of an efficient public market in the Company's stock prior to 2003 it was determined that the use of a volatility period that matches the expected term was not meaningful. Options granted prior to January 1, 2004 had their volatility based on historical volatility of 181 days. Options granted in fiscal 2004 had their volatility based on one year and options granted in fiscal 2005 had their volatility based on two years. All volatility calculations were made on a daily basis. The company has valued fiscal 2006 grants using a 3 year volatility.

Expected term                                            3-7 years
Expected and weighted average volatility                    86.27%
Risk-free rate                                          3.33-4.73%

Classification of Stock-Based Compensation Expense

Stock-based compensation expense in the three and six months ended March 31, 2006 and 2005 are as follows:

Stock-based compensation expense in the three and six months ended March 31, 2006 and 2005 are as follows:


                               Three Months   Three Months   Six Months     Six Months
                                  Ended          Ended         Ended           Ended
                                 March 31       March 31      March 31       March 31
                                   2006           2005          2006           2005
                               ------------   ------------   ------------   -----------
Officer Compensation           $     36,848   $       --     $     73,695   $      --
Selling and marketing                 3,158           --            6,317          --
Research and development             23,553           --           38,806          --
General and administrative          108,043           --          174,963          --
                               ------------   ------------   ------------   -----------
Totals                         $    171,602   $       --     $    293,511   $      --
                               ============   ============   ============   ===========

Tax Effect related to Stock-based Compensation Expense

SFAS No. 123R provides that income tax effects of share-based payments are recognized in the financial statements for those awards that will normally result in tax deductions under existing tax law. Under current U.S. federal tax law, the Company would receive a compensation expense deduction related to non-qualified stock options only when those options are exercised and vested shares are received. Accordingly, the financial statement recognition of compensation cost for non-qualified stock options creates a deductible temporary difference which results in a deferred tax asset and a corresponding deferred tax benefit in the income statement. Due to the uncertainty surrounding the future utility of the Company's deferred tax assets, all deferred tax assets are fully reserved for as of March 31, 2006.

Fair Value Disclosures - Prior to SFAS No. 123R Adoption

Before the adoption of SFAS No. 123R, the Company applied APB Opinion No. 25 to account for its stock-based awards. Under APB Opinion No. 25, the Company was not required to recognize compensation expense for the cost of employee stock options. Had the Company adopted SFAS No. 123 for the first six months of fiscal 2005, the impact would have been as follows:


                                                                                  Three months          Six Months
                                                                                     ended                ended
                                                                                 March 31, 2005       March 31, 2005
                                                                                 --------------       ---------------
Net Loss:
As reported                                                                       $  (4,620,938)      $   (8,401,821)
                                                                                  -------------       --------------
Deduct: Total stock-based employee compensation expense determined under the
fair value based method for all awards, net of tax                                      (99,425)            (195,385)
                                                                                  -------------       --------------
Pro forma                                                                         $  (4,720,363)      $   (8,597,206)
                                                                                  =============       ==============
Basic earnings per share:
As reported                                                                       $       (0.04)      $         (0.7)
Pro forma                                                                         $       (0.04)      $         (0.8)
Diluted earnings per share:
As reported                                                                       $       (0.04)      $         (0.7)
Pro forma                                                                         $       (0.04)      $         (0.8)

COMMON STOCK

During the six months ended March 31, 2006 a total of 230,263 shares of the Company's Common Stock was issued pursuant to exercises of Debenture warrants originally priced at $1.75 per warrant with a revised exercise price of $1.55 for total cash consideration of $356,908.

During the six months ended March 31, 2006, the Company issued a total of 407,300 shares of common stock pursuant to conversions of $680,191 in principal of the August, 2004 convertible debt at a conversion price of $1.67 per share.

During the six months ended March 31, 2006, the Company issued a total of 2,451,613 shares of common stock pursuant to conversions of $3,800,000 in principal of the August, 2004 convertible debt at a conversion price of $1.55 per share.

During the six months ended March 31, 2006, the Company issued a total of 8,088,776 shares of Common stock registered pursuant to Bankruptcy Code 1145 for satisfaction of the following liabilities:

- 6,500,000 shares were issued on November 18, 2005 to the Acquvest and Koch litigation parties on November 18, 2005. On October 31, 2005, the Company agreed to settlement terms with the Acquvest parties litigation. In exchange for a full release of all liability, the Company agreed to issue 6,500,000 shares of common stock. The Company recorded an accrual in accordance with SFAS 5 of $12,675,000 on September 30, 2005 to accrue the liability. The value of the settlement was calculated using a price of $1.95 per share, the closing market price on the day prior to the settlement date.

- 650,000 shares were issued on November 18, 2005 to the Ascendiant litigation parties in settlement of litigation claims and pursuant to the order of the US Bankruptcy court on November 18, 2005. The Company had recorded an accrual of $1,196,000 as of September 30, 2005. The accrual was valued at the market price on the day prior to August 10, 2005 which was the date when the substantial settlement terms were agreed to.

- 25,000 shares were issued on November 18, 2005 to the Shields litigation parties in settlement of litigation claims and pursuant to the order of the US Bankruptcy court on November 18, 2005. The Company had recorded an accrual of $45,500 as of September 30, 2005. The accrual was valued at the market price on the day prior to the September 2, 2005 settlement date.

- 200,000 shares were issued on November 18, 2005 to American China Technology Solutions in settlement of a bankruptcy claim and pursuant to the order of the US Bankruptcy court on November 18, 2005. The shares were valued at $1.77 per share. The issuance was valued at the market price on the day prior to the October 7, 2005 settlement. Because the settlement will result in future services to be provided by ACTS, the company has recorded a prepaid commissions expense of $354,000 representing commissions on future sales of ACCC cable to China.

- 87,301 shares were issued on November 18, 2005 to John Nunley in settlement of a bankruptcy claim and pursuant to the order of the US Bankruptcy court on November 18, 2005. The Company had recorded an accrual of $125,277 as of September 30, 2005. The shares were valued at $1.435 per share. The issuance was valued at the market price on the day prior to the October 1, 2005 settlement.

- 59,124 shares were issued on November 18, 2005 to Composite Support & Solutions in settlement of a bankruptcy claim and pursuant to the order of the US Bankruptcy court on November 18, 2005. The Company had recorded an accrual of $111,744 as of September 30, 2005. The shares were valued at $1.89 per share which was the fair value of the services provided by the claimant prior to May 5, 2005.

- 259,790 shares were issued on November 9, 2005 for payment of $431,355 in interest accrued on the August, 2004 $15 million Debentures from April 1, 2005 to September 30, 2005. The $1.66 per share value was calculated as 93% of the 20 day Volume Weighted Average price for the 20 trading days prior to November 1, 2005 and was pursuant to the terms of the Debenture agreement, as amended.

- 233,600 shares were issued on November 15, 2005 to Ryan Lane for services valued at $362,080 provided in conjunction with the October, 2005 Debenture financing. The $1.55 per share value was determined as equivalent to the conversion price of the $6.0 million debentures.

- 73,961 shares were issued on November 3, 2005 to Mike McIntosh in payment of consulting and intellectual property advisory services valued at $131,577. The Company had received the services prior to September 30, 2005 and had accrued for the expenses in Accounts Payable as of September 30, 2005.

During the six months ended March 31, 2006, the Company issued a total of 3,870,972 shares of common stock pursuant to conversions all of the $6.0 million in principal of the October, 2005 convertible debt at a conversion price of $1.55 per share. These shares were registered pursuant to Bankruptcy Code 1145. As an additional incentive to convert the debt and to resolve all other issues with the holders of the $6.0 million debt, an additional 1,308,142 shares of unregistered common stock were issued. The unregistered shares were valued at the market value on the date prior to settlement at $2,250,000, or $1.72 per share. As appropriate under SFAS 84: induced conversions of convertible debt, the $2,250,000 was expensed to other expense for the quarter and six months ending March 31, 2006.

During the six months ended March 31, 2006, the Company issued a total of 78,489 of unregistered shares of common stock valued at $135,000 in exchange for services rendered in conjunction with the settlement and conversion of the $6.0 million financing entered into in October, 2005.

The unregistered shares issued to induce conversion and the unregistered shares issued for services rendered both carry "piggyback" registration rights on the next available stock registration.

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

The following table summarizes the Stock Plan stock option activity for the six months ended March 31, 2006.

                                                     Average
                                      Number         Exercise
                                    of Options        Price
Outstanding, September 30, 2005      6,167,936      $   0.57
     Granted                         1,525,000      $   1.07
     Exercised                              --
     Cancelled                         123,000      $   2.47
                                    ----------
OUTSTANDING, March 31, 2006          7,569,936      $   0.64
                                    ==========

EXERCISABLE, March 31, 2006          4,279,054      $   0.49
                                    ==========

The weighted-average remaining contractual life of the options outstanding at March 31, 2006 was 4.38 years. The exercise prices of the options outstanding at March 31, 2006 ranged from $0.25 to $4.02, and information relating to these options is as follows:

Range of Exercise   Stock Options    Stock          Weighted Average   Weighted         Weighted Average
Prices              Outstanding      Options        Remaining          Average          Exercise Price of
                                     Exercisable    Contractual Life   Exercise Price   Options Exercisable
                                                    in years           of Options
                                                                       Outstanding
$0.25-0.49             2,720,432      2,393,388         5.5                   $0.30                 $0.30
$0.50-$0.99            2,775,000      1,550,000         5.8                   $0.59                 $0.55
$1.00-$1.49              447,504        170,666         5.7                   $1.06                 $1.00
$1.50-$1.99               50,000         50,000         0.8                   $1.75                 $1.75
$2.00-$2.99              100,000        100,000         0.8                   $2.00                 $2.00
$3.00-$5.00               75,000          7,500         0.1                   $4.02                 $4.02
                          ------          -----

     Total             7,569,936      4,279,054
                       ---------      ---------

As of March 31, 2006, there was $2.6 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements related to stock options granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.9 years.

WARRANTS

The Company issues warrants to purchase common shares of the Company either as compensation for consulting services, or as additional incentive for investors who purchase unregistered, restricted common stock or Convertible Debentures. The value of warrants issued for compensation is accounted for as a non-cash expense to the Company at the fair value of the warrants issued. The value of warrants issued in conjunction with financing events is either a reduction in paid in capital for common issuances or as a discount for debt issuances. The Company values the warrants at fair value as calculated by using the Black-Scholes Merton option-pricing model.

The following table summarizes the Warrant activity for the six months ending March 31, 2006:

                                              Number         Weighted-Average
                                            of Warrants       Exercise Price
                                            -----------       --------------
Outstanding, September 30, 2005                  8,796,383       $1.40
     Granted                                     4,104,839       $1.87
     Exercised                                     380,263       $1.33
     Cancelled                                      58,500       $1.95
                                                ----------       -----
OUTSTANDING, March 31, 2006                     12,462,469       $1.56
                                                ==========

EXERCISABLE, March  31, 2006                    12,462,469       $1.56
                                                ==========

During the six months ended March 31, 2006 380,263 warrants were exercised for cash proceeds of $506,908 and 58,500 Series R warrants expired unexercised.

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

As a result of the financing, we triggered anti-dilution provisions existing in our $15 million August, 2004 Convertible Debentures and related warrants. The warrant exercise prices for the "$1.75 Debenture," "$1.82 Debenture" and "$3.23 Debenture Amendment" warrants were adjusted from their original exercise prices of $1.75, $1.82, and $3.23 respectively. We accounted for the re-pricing by calculating the difference in the fair value of the warrants immediately before the re-pricing to the value of the warrants immediately after the re-pricing. We used the Black-Scholes Merton option pricing model using the following assumptions:

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
Useful life - $1.76 and $1.82 warrants                       2.9 years
Useful life - $3.23 Debenture amendment warrants             3.1 years

The re-pricing resulted in a warrant value difference per warrant of $0.0367, $0.0487, and $0.2226 for the $1.75, $1.82, and $3.23 warrants respectively resulting in a compensation charge of $388,692 recorded in fiscal 2006 into other expense related to modification of warrants.

The following table summarizes the warrants issued, outstanding, and exercisable as of March 31, 2006:

Warrant Series          Grant Date   Strike Price    Expiration Date      Warrants     Proceeds if    Call
                                                                         remaining      Exercised    feature
"Red Guard"              July, 2001         $1.26         July, 2006      1,897,660     $2,391,052      None
2002 Numbered            June, 2002         $0.50         July, 2006         83,333         41,667      None
"December 2003"          Dec., 2003         $2.04     December, 2008        120,000        244,800       (1)
Debenture $1.75           Aug, 2004     $1.55 (4)       August, 2008      1,496,710      2,319,901      None
Debenture $1.82           Aug, 2004     $1.55 (4)       August, 2008      1,726,973      2,676,808      None
Series S                 Sept, 2004         $1.00         July, 2007      1,277,000      1,277,000       (2)
Series T                 Sept, 2004         $1.00         July, 2008        160,000        160,000      None
Series U                 Sept, 2004         $1.83       August, 2008        512,362        937,622       (3)
Debenture Amend           Nov, 2004     $1.55 (4)     November, 2008      1,083,592      1,679,568      None
Oct 2005 $1.78            Oct, 2005         $1.78      October, 2008        677,419      1,205,806      None
Oct 2005 $1.94            Oct, 2005         $1.94      October, 2008        677,419      1,314,193      None
March 2006 $1.55          Mar, 2006         $1.55        March, 2009        750,001      1,162,502      None
March 2006 $2.00          Mar, 2006         $2.00        March, 2009      2,000,000      4,000,000       (5)
                                                                      -------------  --------------
Total                                                                    12,462,469    $19,410,917

(1) Callable if closing market price is 200% of strike price for 20 consecutive trading days
(2) Callable if closing market price is 200% of strike price for 5 consecutive trading days
(3) Callable if closing market price is 200% of strike price for one trading day
(4) Re-priced pursuant to anti-dilution provisions of the October, 2005 debenture offering
(5) Callable if closing market price is 125% of strike price for 10 consecutive trading days

NOTE 7 - PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2006 consisted of the following:

Manufacturing equipment                               $ 2,978,776
Office Furniture and equipment                            308,130
Leasehold improvements                                    416,479
                                                      -----------
                                                      $ 3,703,385
Less accumulated depreciation                          (1,066,603)
                                                      -----------
Total                                                 $ 2,636,782
                                                      ===========

Depreciation expense was $392,053 and $236,328, for the six months ended March 31, 2006 and 2005 respectively.

NOTE 8 - INVENTORY

Inventories consist of the following:

                                        March 31,         September
                                          2006             30, 2005
                                       -----------       -----------
Raw Materials                          $ 1,272,288       $   473,007
Finished Goods Available for Sale        1,636,973           970,318
FG Inventory allocated for Sale             68,278            24,681
                                       -----------       -----------
Gross Inventory                        $ 2,977,539       $ 1,468,006
Reserve for Raw Materials                 (171,762)         (186,377)
Reserve for FG Inventory                   (48,296)          (48,296)
                                       -----------       -----------
Net Inventory                          $ 2,757,481       $ 1,233,334
                                       ===========       ===========

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

NOTE 9 - CONTRACT RIGHTS

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

NOTE 10 - COMMITMENT AND CONTINGENCIES

LEASES

In January 2004, the Company entered into a seven-year lease agreement for a combination manufacturing and office facility in Irvine, California for minimum monthly payments of $73,584. This base rent increases by $3,154 per month on each January 1 anniversary.

The Company leases office equipment with a minimum payment of $1,395 per month. Leases expire through December 2010.

Rent expense was $488,991, and $450,965, for the six months ended March 31, 2006 and 2005, respectively. Future minimum operating lease payments at March 31, 2006 were as follows:

          Year ending March 31,                      Operating Leases

          2007                                       $   1,002,901
          2008                                           1,040,744
          2009                                           1,064,098
          2010                                           1,087,178
          Thereafter                                 $     833,754

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

Future minimum capital lease payments under the new leases at March 31, 2006 were as follows:

             12 months ending March 31
             2007                                              $ 481,291
             2008                                                201,177
             2009                                                 32,369
             Thereafter                                               --
                                                               ---------
             Total Payments                                    $ 714,837
             Less:  Amounts representing interest                (64,755)
                                                               ---------
             Fair Value of Capital Leases                      $ 650,082
                                                               ---------
             Less Current Portion                               (426,321)
                                                               ---------
             Non Current Portion                               $ 223,761

Property and equipment under capital leases consisted of the following at March 31, 2006:

             Machinery and Equipment                             $1,282,339
             Accumulated Depreciation                              (677,227)
                                                                 ----------
             Net Property and Equipment                          $  605,112

PROFESSIONAL SERVICES AGREEMENTS

The Company has entered into various consulting agreements for professional and product development services as follows:

o A contract with two professional services corporations for legal, intellectual property, and business advisory consulting services at a rate of $500,000 per year, payable at the Company's option in cash or in registered common stock. In fiscal 2005, the entity was issued 150,000 shares of stock registered under form S-8 in fiscal 2005 for services valued at $325,769. This agreement commenced in March 2002, expired in March 2005 and was extended for three years to March, 2008. The initial agreement also contained the granting of options to purchase up to 1,000,000 shares of common stock pursuant to a Registration Statement under the Securities Act of 1933 on Form S-8 at a price of $0.10 per share. The options vested in pro-rata equal segments in April 2002, January 2003, and January 2004. The options were exercised in fiscal 2005 for cash. Subsequent to quarter end, on January 6, 2006 the principal owner of the two professional services corporations, Michael McIntosh, was appointed a Director of the Company. See also related party disclosure in footnote 10.

o A finder's fee agreement for capital financing with an unrelated party was agreed to in August 2004. This entity was paid $717,500 in August 2004 and $307,500 in December 2004. The contract is complete as of December 22, 2004.

OTHER COMMITMENTS

Letter of Intent

On February 28, 2006, the Company entered into a letter of intent (the "Letter") with EU Energy plc, a United Kingdom corporation ("EU Energy") and stockholders holding more than 70% of EU Energy share capital ("Major EU Energy Stockholders"), by which the parties have agreed to negotiate in good faith towards execution of a mutually satisfactory agreement with respect to the Company's proposed acquisition of the entire share capital of EU Energy.

Subject to the terms and conditions of the Letter, the total purchase price will be approximately USD $60.7 million to be paid by the Company by issuing one-and-a-half share of unregistered, restricted common stock of the Company for each outstanding share of capital stock of EU Energy. Based on EU Energy's representation that it has no more than 26,113,110 shares of capital stock outstanding, the Company expects to issue 39,169,665 shares of its common stock in the proposed acquisition. The deemed price for the Company's common stock is USD $1.55 per share.

Should the parties enter into a definitive, legally binding, written agreement ("Definitive Agreement"), each Major EU Energy Stockholder, officer and director of EU Energy will be required to sign a lock-up agreement prohibiting any sales, transfers or other dispositions of their shares for a period of 12 months following the closing of the proposed acquisition, except for estate planning purposes and sales that constitute the lesser of 5% of his shares or 500,000 shares during any calendar quarter of the 12-month lock-up period on a cumulative basis. In addition, no Major EU Energy Stockholder, officer and director of EU Energy may transfer more than 1,500,000 shares during any calendar quarter.

Commencing on February 28, 2006, the Company and its advisors are entitled to conduct a reasonable investigation of information and materials related to EU Energy's financial, business and legal condition, which terminates 45 days thereafter, unless the Company and EU Energy agree to extend this due diligence period.

The Letter provides that the proposed acquisition will be subject to several closing conditions, including but not limited to obtaining, to the extent required, consents or approvals of shareholders (to the extent applicable), governmental bodies, lenders, lessors and other third parties and compliance with other legal or contractual requirements for or preconditions to the execution and consummation of the Definitive Agreement, absence of material pending or threatened litigation relating to EU Energy or its respective material assets, business and liabilities or the Definitive Agreement, satisfactory completion of the Company's due diligence investigation, no material adverse change in the business, properties, financial condition or prospects of EU Energy or its respective businesses and assets shall have occurred, evidence that the proposed acquisition will not materially affect the terms of EU Energy's existing contracts, execution of [five]-year non-competition agreements by and between each Major EU Energy Stockholder and officer and director of EU Energy, on the one hand, and the Company, on the other, and delivery of closing certificates and other documentation, including without limitation, legal opinion of EU Energy's counsel.

Subject to the terms and conditions of the Letter, EU Energy agrees that, for the period of time from February 28, 2006 to May 29, 2006, unless automatically extended for 30 days if EU Energy's audit of its fiscal year ended March 31, 2006 is delayed, the Major EU Energy Stockholders and EU Energy shall not, and shall cause its affiliates, officers, directors, employees or other agents to not, directly or indirectly, take any action to encourage, solicit or initiate any offer or proposal for, or indication of interest in, any acquisition of EU Energy or any of its assets (other than in the ordinary course of business), whether by way of a merger, consolidation, or other business combination, or the acquisition of fifteen percent or more of EU Energy's voting securities (on a fully-diluted bases) ("Alternative Proposal") or respond to, continue, initiate or engage in discussions or negotiations concerning any Alternative Proposal with, or disclose in connection with any Alternative Proposal any non public information relating to EU Energy or afford access to the properties, books or records of EU Energy to, any person, corporation, partnership, limited liability company or other entity (except the Company and its representatives). In addition, during this period, the Major EU Energy Stockholders and EU Energy shall provide to the Company with notice of and copies of any Alternative Proposal received by such Major EU Energy Stockholder or EU Energy (or a summary of the terms thereof in the case of oral proposals) not later than twenty-four hours after receipt.

The Company and EU Energy further agreed pursuant to the terms of the Letter that Michael Porter will continue to serve as Chief Executive Officer of EU Energy, which will be operated as a wholly-owned subsidiary of the Company after the closing of the proposed acquisition, and that Mr. Porter will be appointed to serve on the Company's board of directors. In addition, prior to and as a condition to closing of the proposed acquisition, EU Energy will complete an audit of all necessary financial statements in accordance with generally accepted accounting principles applicable in the UK and Germany and also reported in the United States of America.

The Company and EU Energy agreed to each be solely responsible for their own respective expenses incurred in connection with the Letter or pursuing or consummating the Definitive Agreement, the proposed acquisition and the transactions contemplated thereby.

Unless the Letter is automatically extended for a 30-day period if the closing of the proposed acquisition cannot occur due to delays with the audit of EU Energy's financial statements for its fiscal year ended March 31, 2006, the Letter terminates as follows: 90 days after the date of acceptance of this Letter without any further action by the parties, at any time by mutual written consent of both parties, upon the closing of the proposed acquisition, or by either the Company or EU Energy by written notice to the other party if there has been a material breach of this Letter by the other party.

BANKRUPTCY AND OTHER CONTINGENCIES

Under our Chapter 11 Bankruptcy filing dated May 5, 2005 the Bankruptcy Court established August 9, 2005 as the bar date for the filing of claims for liabilities or damages that existed prior to May 5, 2005. Substantially all claims filed have been resolved as of the end of December, 2005. Excluding items listed in the litigation Footnote 10, we have three remaining unresolved claims relating to our Chapter 11 Bankrutpcy filing as of March 31, 2006.

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

A claim was filed by Zenith Insurance Company "Zenith" for $157,323 based on the results of a workers compensation inquiry for the time period of July, 2004 to January, 2005 representing additional workers compensation premiums due Zenith by the Company. . Zenith and the Company have agreed to resolve the issue through the State of California Workers Compensation Rating Bureau of California
(WCRB) appeals process and to cap any award or resolution at the original claim amount of $157,323. In February, 2006 the Company received a favorable rating from the WCRB and Zenith issued a revised invoice for $100,120 which is included in accounts payable as of March 31, 2006. The Company expects to pay this balance in cash beginning in May, 2006.

During the bankruptcy proceedings before the Judge, the holders of the $15 million August, 2004 Debentures reserved their right to make a claim in the Bankruptcy against the Company for `liquidated damages' allegedly resulting from a delay in the registration of the common shares issuable in the event the Debentures and warrants were converted. The claim, under the terms of the original Debenture agreement, would encompass damages of 2% per month of the remaining principal plus interest at 18% per annum covering the time period from July 1, 2005 to August 19, 2005. The Company has calculated the potential damages at approximately $480,000. The Company believes that no damages are due under this potential claim principally because the registration was delayed as a result of questions relating to the bankruptcy and thus the shares could never have been registered on time. Delays due to the bankruptcy were expressly excluded under the revised Debenture agreement. The Company maintains that no actual damages were caused to the Debenture holders and no accrual has been recorded as of March 31, 2006 as any finding is neither probably nor reasonably estimable. A hearing in front of the bankruptcy court is scheduled for June, 2006.

NOTE 11 - LITIGATION

Tarbox v. Paul Koch, Acquvest, and Composite Technology Corporation (OCSC Case No. 04CC10345):

On October 13, 2004, Michael Tarbox ("Tarbox") filed an action in Orange County Superior Court (Case No. 04-CC-10345) against Paul Koch, Acquvest, CTC and Doe Defendants. Tarbox alleges that Koch made fraudulent transfers to Acquvest and the Doe Defendants for the purpose of avoiding the debt owed to Tarbox. Tarbox alleges that CTC securities were intended to serve as security for a debt owed by Koch to Tarbox. Tarbox alleges that Koch was not a bona fide purchaser of the CTC securities since they received such securities for the benefit of Tarbox. Tarbox further alleges that CTC breached an agreement to pay him a finder's fee in connection with investments made by Koch, since the finder's fees was given to Koch for the benefit of Tarbox. Tarbox alleges that CTC's breach has caused him to suffer damages in excess of $750,000. On November 14, 2004, CTC filed a demurrer to the Complaint, and the other defendants also filed a demurrer. The Court granted leave to amend, and Tarbox then filed an amended Complaint. A demurrer filed by the other Defendants was granted on February 22, 2005, and Tarbox was again granted leave to amend. Tarbox filed a Second Amended Complaint. CTC has answered to Second Amended Complaint. However, since CTC delivered to Koch the finder's fee which Tarbox might have otherwise been entitled to, on April 11, 2003, Tarbox executed a written release, whereby Tarbox released CTC of any obligation to pay him a finder's fee in connection with the introductions made to Paul Koch and Acquvest, Inc. Concurrent with the Bankruptcy filing, the claim was removed to the Bankruptcy Court. On August 9, 2005 Tarbox filed a proof of claim asserting a right to shares and warrants in CTC securities. On April 13, 2006, CTC and Tarbox agreed to settle all outstanding claims and provide for a full release between CTC and Tarbox for $100,000 payable in cash in equal monthly installments commencing on entry of the approval of the settlement by the Bankruptcy court. The Company has accrued this balance in accounts payable as of March 31, 2006.

NOTE 12 - RELATED PARTIES

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

We recorded consulting fees of $125,000 and $250,000 for the three and six months ended March 31, 2006 respectively. We also paid $14,701 and $25,997 of reimbursable expenses for the three and six months ended March 31, 2006, representing pass-through expenses for patent and intellectual property related fees. All of these expenses were recorded to Research and Development expenses for the respective time periods.

As of March 31, 2006 the Company had outstanding balances due to TMA and TMG of $24,299 and $22,633 respectively.

In March, 2005 we issued 150,000 shares of the Company's common stock to Michael McIntosh, registered under an S-8 registration statement, in partial payment of balances due by the Company to TMA and TMG. The Company valued the stock issued at $325,769 and applied this balance to the balances due TMA and TMG for work performed through July, 2005.

In May, 2005, Michael McIntosh exercised 1,000,000 options granted in March, 2002 with an exercise price of $0.10 per share. The options were fully vested as of September 30, 2004 and the Company had previously recorded expense of $513,000 prior to fiscal 2005. Mr. McIntosh was the beneficial owner of these shares as of March 31, 2006.

In November, 2005 we issued 73,961 shares of the Company's common stock to Michael McIntosh, registered under Section 1145 of the Bankruptcy Code for payment of $131,577 outstanding to TMA and TMG and applied this balance for work performed through September 30, 2005.

NOTE 13 - CONVERTIBLE DEBT

The Company has issued three series of Convertible Debt, each described in greater detail below. The beneficial conversion feature and the detachable warrants issued for each series was evaluated under SFAS 133 and EITF 00-19 and the related SEC and AICPA guidance. Based on the nature of the financial instruments, management determined that all derivative instruments and conversion features related to the three series of Convertible Debt should be accounted for as equity instruments.

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

On November 18, 2004 we obtained the release of the $10,000,000 from the custodial account by modifying the terms of the original August, 2004 agreement. In conjunction with the modification, we issued 1,083,592 warrants with an exercise price of $3.23 per warrant valued using the Black-Scholes Merton option pricing model at $1.84 per warrant. We determined that this issuance did not affect the fair value of the beneficial conversion feature of the August, 2004 debentures and we recorded $1,993,523 as additional debt discount that will be amortized over the remaining term of the debentures. See also restatement footnote 3. Until our May 5, 2005 bankruptcy filing, the discount had been amortized to interest expense over the expected duration of the Convertible Debentures which are scheduled for repayment in August, 2007. On May 5, 2005 pursuant to the requirement under Bankruptcy accounting (AICPA SOP 90-7) we adjusted the carrying value of our Debentures to their face value of $15,000,000. This resulted in a non-cash charge to earnings for $6,477,455. The charge reduced the prospective monthly amortization of the debt discount to $0.

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

Concurrent with the issuance of the notes, the investors also received warrants to purchase an aggregate of 1,161,290 shares of common stock, 50% of which are at an exercise price of $1.78 per share and the balance of which are at an exercise price of $1.94 per share. The combined value of the allocated conversion features of the Notes and the value allocated to the warrants issued was $1,834,092 which was recorded as paid in capital and as a discount to the Convertible Notes. Under bankruptcy accounting, the Company immediately recorded a carrying value adjustment of $1,834,092 to reduce the debt discount to $0.

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

On January 30, 2006 in exchange for the issuance of 1,308,140 shares of restricted common stock , valued at the market price of $1.72 per share or $2,250,000 the holders of the October, 2005 Convertible notes converted the entire principal balance of $6,000,000 at $1.55 per share, and agreed to certain modifications in the Note Purchase Agreement and the related Warrant Agreements. The Company recorded a charge of $2,250,000 into Legal, Professional, and Consulting expense as a result of this transaction in accordance with SFAS 84 "Induced conversions of convertible debt."

Lane Capital Management provided services to facilitate this transaction and was paid $135,000 in 78,489 shares of restricted stock valued at the market price of $1.72 per share.

C.  March, 2006 Bridge Financing

On March 3, 2006, the Company closed a financing transaction in which it sold 14% convertible notes (the "March, 2006 Bridge Notes") to select institutional accredited investors, in order to raise a total of $3,500,000. The Bridge Notes bear interest at 14% payable monthly in arrears and will mature on September 3, 2006. The investors may convert the Bridge Notes into our common stock for $1.55 per share (the "Conversion Price") at any time prior to maturity or redemption by the Company. The notes are redeemable by the Company for 110% of the principal outstanding if the underlying conversion shares are not registered for resale or at 100% of the principal outstanding if the underlying conversion shares have been declared registered for resale by an effective registration statement with the Security & Exchange Commission.

Concurrent with the issuance of the Bridge Notes, the investors also received detachable warrants to purchase in the aggregate of 2,750,000 shares of common stock, 750,000 of which are at an exercise price of $1.55 per share and 2,000,000 of which are at an exercise price of $2.00 per share. In conjunction with this note issuance, the Company paid Lane Capital $180,000 for services rendered.

The combined allocated fair value of the conversion features of the Bridge Notes and the value allocated to the warrants issued was determined to be $1,956,526 which was recorded as a discount to the Convertible Bridge Notes. A total of $294,531 was amortized to interest expense for the three and six months ended March 31, 2006.

NOTE 14 - SUBSEQUENT EVENTS

On April 13, 2006, the Company resolved all outstanding issues with Michael Tarbox by agreeing to settle all outstanding claims and provide for a full release between CTC and Tarbox for $100,000 payable in cash in equal monthly installments commencing on entry of the approval of the settlement by the Bankruptcy court. The Company has accrued this balance as an accrued litigation settlement as of March 31, 2006.

On April 26, 2006, the Company agreed to terms with Zenith Insurance Company regarding their bankruptcy claim. The revised balance due was calculated based on a revised classification obtained from the Workers Compensation Rating Bureau. The Company expects to pay the balance due beginning in May, 2006 and has recorded an accrual of $101,000 in accounts payable as of March 31, 2006.

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

On March 29, 2005, the Securities and Exchange Commission published Staff Accounting Bulletin No. 107 (SAB 107), which provides the Staff's views on a variety of matters relating to stock-based payments. SAB 107 requires stock-based compensation to be classified in the same expense line items as cash compensation. Information about stock-based compensation included in the results of operations for the quarters and six months ending March 31, 2005 and 2006 is as follows:

                                       Three Months    Three Months     Six Months     Six Months
                                          Ended           Ended           Ended           Ended
                                         March 31       March 31         March 31        March 31
                                           2006           2005             2006            2005
                                        ----------      ----------      ----------      ----------
Officer Compensation                    $   36,848      $       --      $   73,695      $       --
Legal, Professional and Consulting         135,000              --         677,226          86,000
Selling and marketing                        3,158              --           6,317              --
Research and development                   114,953         287,648         153,056         327,973
General and administrative                 108,043              --         174,963              --
                                        ----------      ----------      ----------      ----------
Totals                                  $  398,002      $  287,648      $1,085,527      $  413,973
                                        ==========      ==========      ==========      ==========

Our stock options vest on an annual or a quarterly basis. For the remainder of fiscal 2006, we expect stock based compensation expense related to employee stock options of approximately $220,000, and $182,000 before income taxes for the quarters ending June 30, 2006, and September 30, 2006 respectively. We expect stock based compensation related to non-employee stock options to be approximately $83,000 and $14,000 before income taxes for the quarters ending June 30, 2006, and September 30, 2006 respectively. Such amounts may change as a result of additional grants, forfeitures, modifications in assumptions and other factors. SFAS No. 123R provides that income tax effects of share-based payments are recognized in the financial statements for those awards which will normally result in tax deductions under existing tax law. Under current U.S. federal tax law, we would receive a compensation expense deduction related to non-qualified stock options only when those options are exercised and vested shares are received. Accordingly, the financial statement recognition of compensation cost for non-qualified stock options creates a deductible temporary difference which results in a deferred tax asset and a corresponding deferred tax benefit in the income statement. However, since we currently have a full valuation allowance for all of our deferred tax assets, any tax consequences for fiscal 2006 is expected to be negligible to the financial statements.

Convertible Debt

The Company has issued three series of convertible debt securities. Convertible debt is accounted for under the guidelines established by APB Opinion No. 14 Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants (APB14) under the direction of Emerging Issues Task Force (EITF) 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, (EITF 98-5) EITF 00-27 Application of Issue No 98-5 to Certain Convertible Instruments (EITF 00-27), and EITF 05-8 Income Tax Consequences of Issuing Convertible Debt with Beneficial Conversion Features. Under these guidelines, the Company allocates the value of the proceeds received from a convertible debt transaction between the conversion feature and any other detachable instruments (such as warrants) on a relative fair value basis. The allocated fair value is recorded as a debt discount or premium and is amortized over the expected term of the convertible debt to interest expense. The company values any warrants issued using the Black-Scholes Merton option pricing model as described and based on the assumptions listed in footnote 5. If the conversion price of a convertible debt issue changes, the additional intrinsic value of the debt conversion feature, calculated as the number of additional shares issuable due to a conversion price change multiplied by the previous conversion price, is recorded as additional debt discount and amortized over the remaining life of the debt. Both Convertible Debt and any other securities such as detachable warrants are also reviewed to determine the applicability of SFAS 133 Accounting for Derivative Instruments and Hedging Activities, the guidance issued in EITF 00-19 Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, and related SEC and AICPA Interpretations of this guidance. If a security is determined to be a derivative instrument and is required to be accounted for as a liability, as opposed to equity, the derivative security is valued on the issuance date and is recorded as a derivative liability. Any securities determined to be derivative liabilities are revalued on each subsequent reporting period and any change to their value is recorded to the Statement of Operations as an Other Income or Expense item.

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

Accounts Receivable

The Company extends credit to its customers. Collateral is generally not required. Credit losses are provided for in the financial statements based on management's evaluation of historical and current industry trends as well as history with individual customers. Although the Company expects to collect amounts due, actual collections may differ from estimated amounts. As of March 31, 2006, the Company had gross accounts receivable of $2,645,633 and had recorded a reserve of $2,500,000.

Inventory

Inventories consist of our wrapped and unwrapped manufactured composite core and related hardware products and raw materials used in the production of those products. Inventories are valued at the lower of cost or market under the FIFO method. Costs to ship product for sale or for products sold is recorded to costs of goods sold as the expenses are incurred. Products manufactured internally are valued at standard cost which approximates replacement cost. Inventory is periodically evaluated for obsolescence and salability and reserves are recorded for product that is believed by management to be impaired in value. As of March 31, 2006, the company had recorded gross inventory of $3,788,971 and had inventory reserves of $1,031,490.

Property and Equipment

Property is stated at the lower of cost or realizable value, net of accumulated depreciation. Depreciation is computed using the straight-line method based on estimated useful lives of the assets which range from three to ten years. Leasehold improvements and leased assets are amortized or depreciated over the lesser of estimated useful lives or lease terms, as appropriate. Property is periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We did not recognize any property impairment charges in the six months ending March 31, 2006.

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

RESULTS OF OPERATIONS

PRODUCT REVENUES. Product revenues for the three months ending March 31, 2006 of $1.03 million consisted substantially of one commercial sale to the City of Kingman for 70 linear miles of ACCC cable and related ACCC hardware for $988,000 and the sale of $40,000 for a spare parts reel of ACCC to Pacificorp. The Kingman sale was the result of a settlement negotiated through the bankruptcy hearings and was made at a significant discount to our expected prices for future ACCC sales for similar cable. We had no product sales for the three months ending March 31, 2005.

Product revenues for the six months ending March 31, 2006 were $1.05 million and consisted of the City of Kingman sale, the Pacificorp sale, and additional small hardware sales. Product revenues for the six months ending March 31, 2005 of $46,485 consisted of one small, non-commercial trial sale.

CONSULTING REVENUES. Consulting revenues for the three and six months ended December 31, 2005 consisted of consulting and technical services performed in fiscal 2004 and fiscal 2005 to the City of Kingman but which had been deferred under the original City of Kingman contract. The original contract had been accounted for based on the completed contract method due to a requirement that funds paid to the Company could be required to be refunded if the entire contract were not completed. The original contract also required the Company to provide construction services and provided for future products that the Company has not developed. On November 18, 2005, the Bankruptcy court approved a revised contract with the City of Kingman that removed the refund provision and the requirements to deliver future products and services. Accordingly, the Company recognized the revenue for the consulting services performed in the amount of $550,000 on the date the revised contract was approved. There were no consulting services transactions during the three or six months ended March 31, 2005.

COST OF PRODUCT REVENUES. Cost of product revenues for the three and six months ending March 31, 2006 represent materials, labor, freight, and allocated overhead costs to produce ACCC cable and related hardware, primarily for the City of Kingman order. The City of Kingman order was a fixed price contract that resulted from the settlement of a previous contract and the pricing was at a substantial discount to our current list prices. Further, the Company was required to bear all material price fluctuations related to producing ACCC. Costs were much higher than expected due to the worldwide increase in the market price of aluminum which increased from $0.85 per pound (when the settlement was approved by the Bankruptcy court) to $1.11 per pound when the ACCC cable was wrapped. The impact of this aluminum price increase was approximately $81,000 in additional costs to wrap our ACCC cable. For future orders, as is standard in the cable industry, such cost increases are expected to be borne by the end-user customer.

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

No consulting contracts were completed during the three or six months ended March 31, 2005 and accordingly, no costs of contract revenue were recorded for that quarter.

OPERATING EXPENSES. Due to the Company's history in fiscal 2005 and fiscal 2006 to date through March 31, 2006 of incurring expenses not related to the current business environment, in the discussion of each operating expense line item discussed below, expenses that not related to the Company's expected pro-forma operating expenses are identified as non-recurring and expenses that are expected to continue in the ordinary course of business are identified as recurring. Non-recurring items include primarily one time charges for equity or convertible debt related actions, modification to debt agreements, bankruptcy legal expenses, litigation settlements, legal expenses related to our now resolved litigation, and financing fees. The total operating expenses broken down as recurring and non-recurring is:

In millions                      Three months ending     Three months ending    Six months ending     Six months ending
(Unaudited)                        March 31, 2006          March 31, 2005         March 31, 2006       March 31, 2005
Recurring Operating Expenses          $  2.9                      2.4                  6.0                 4.8
Non-recurring Operating Expenses         0.9                      1.3                  2.1                 1.8
                                      ------                   ------              -------              ------
Total Operating Expenses              $  3.8                   $  3.7              $   8.1              $  6.6

OFFICER COMPENSATION. Officer compensation expense consisted of recurring salaries and employee benefits and SFAS 123R option expense for our Chief Executive and Secretary for the three and six months ended March 31, 2006 and for the Chief Executive, Chief Operating Officer, and Secretary for the three and six months ended March 31, 2005. Officer compensation expenses increased 57% or $40,911 from $71,453 for the three months ended March 31, 2005 to $112,364 in the current year quarter and increased $57,656 or 37% from $156,838 for the six months ended March 31, 2005 to $214,494 for the current year period. For the three month period, the dollar increase was primarily due to approximately $37,000 in SFAS 123R option expense. For the six month period, the dollar increase was due to $74,000 in SFAS 123R option expense offset by $27,000 in lower headcount related costs due to fewer officers for the quarter ending December 31, 2005 caused by the resignation of our Chief Operating Officer in January, 2005.

GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense consisted primarily of recurring salaries and employee benefits for administrative personnel, facilities costs, stock exchange fees, audit and Sarbanes Oxley compliance fees, and insurance expenses. General and administrative expense increased $210,512 or 27% from $783,230 for the three months ended March 31, 2005 to $993,742 for the current year period. The dollar increase was due primarily to investor relations consulting fees of $110,000, SFAS 123R options expenses of $108,000 in the fiscal 2006 quarter and an increase in Directors fees to $22,000 from $0 in the 2005 quarter offset by lower overhead costs of $14,000 and lower other personnel costs of $16,000.

General and administrative expenses increased $519,069 or 38% from $1,381,837 for the six months ended March 31, 2005 to $1,900,906 in the 2006 period. The increase was due primarily to SFAS 123R option expenses of $175,000, Sarbanes Oxley related expenses of $213,000, investor relations consulting fees of $110,000 and Director fees of $22,000, none of which occurred in 2005, along with an increase of $57,000 in overhead allocation and decreases of $31,000 in shareholder meeting expenses caused by a special shareholder meeting in October, 2004 and lower other personnel costs of $26,000.

LEGAL, PROFESSIONAL, AND CONSULTING EXPENSE. Legal, professional, and consulting expense consisted of recurring SEC and general legal and non-recurring expenses including litigation related expenses, financing related expenses, and investor security related non-cash expense charges. Legal, Professional and Consulting Expense excludes bankruptcy related legal expenses which are captured in reorganization costs. Legal, professional, and consulting expense decreased 54% or $701,179 from $1,308,586 for the quarter ended March 31, 2005 to $607,407 for the 2006 quarter and decreased 22% or $472,866 from $2,140,893 for the six months ended March 31, 2005 to $1,668,027 for the similar 2006 period.

For the three month period ended March 31, 2005, legal, professional, and consulting expense consisted primarily of non-recurring litigation related legal expense of $1,067,000, a legal settlement of $116,000, and recurring SEC and general legal expenses of $125,000. For the three month period ended March 31, 2006, legal, professional, and consulting expense of $607,407 consisted primarily of fees related to the settlement the October, 2005 Notes of $135,000 paid in stock, finance fees of $180,000 related to the $3.5 million bridge financing in March, $168,000 in bridge financing related legal fees, and a litigation settlement of $100,000. Recurring SEC and general legal expenses decreased to $24,000 for the quarter ended March 31, 2006 reflecting both a much lower litigation activity level and no SEC registration activity as compared to a high level of SEC registration activity in 2005.

For the six month period ended March 31, 2005, legal, professional, and consulting expense consisted primarily of non-recurring charges including:
$86,000 for warrants issued for services, $368,000 in finders fees paid in cash for the $15MM debenture, litigation settlements of $216,000, $1,367,000 in litigation related legal expenses, and $203,000 in SEC legal expenses related to SEC filings and registration statements. For the six month period ended March 31, 2006, legal, professional, and consulting expense of $1,668,027 included primarily non-recurring charges including: $135,000 in fees for the conversion inducement, finance related legal fees of $337,000 for the $6.0 million and $3.5 million financings, brokerage fees of $540,000 for the $6.0 and $3.5M financings, the Tarbox legal settlement of $100,000, and $106,000 in other legal and accounting. Non-recurring litigation related legal decreased to $281,000 and recurring SEC and general legal decreased to $70,000.

RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense consisted primarily of recurring expenses including salaries for engineers, and expenses for consultants, recruiting, supplies, equipment, and facilities related to engineering projects to enhance and extend our composite materials intellectual property offerings, and our composite materials product technology and production processes. Research and development expense increased $121,838 or 11% from $1,139,749 in the second quarter of fiscal 2005 to $1,261,587 in the second quarter of fiscal 2006. In the 2005 quarter, all manufacturing related expenses were included in research and development expenses since the company was ramping up to production during that time period. During the 2006 quarter, certain headcount, equipment, and overhead related manufacturing expenses were capitalized into inventory and therefore excluded from Research and Development expenses. Research and development expenses for the six months ended March 31 increased $387,057 or 17% from $2,219,400 for the fiscal 2005 period to $2,606,457 for the fiscal 2006 period. The six months ended March 31, 2006 included expenses capitalized into inventory of $492,000.

For consistency of presentation, the table below lists reconciles the classification of the combined R&D and Manufacturing related expenses between the respective reporting periods.

                                     Quarter ending  Quarter ending   Increase      Six months     Six months     Increase
                                     March 31, 2006  March 31, 2005  (Decrease)    ending March   ending March   (Decrease)
                                                                                     31, 2006      31, 2005
Cash basis headcount related costs     $   990,000    $   920,000    $    70,000    $ 1,953,000   $ 1,514,000    $   439,000
Expensed materials and tools               237,000         46,000        191,000        637,000       276,000        361,000
Rents and overhead                         148,000        150,000         (2,000)       378,000       383,000         (5,000)
Fair value stock option expense            115,000         23,000         92,000        130,000        46,000         84,000
                                       -----------    -----------    -----------    -----------   -----------    -----------
Expenses capitalized to inventory         (228,000)                     (228,000)      (492,000)           --       (492,000)
                                       -----------    -----------    -----------    -----------   -----------    -----------
Expense reported on Income Statement   $ 1,262,000    $ 1,139,000    $   123,000    $ 2,606,000   $ 2,219,000    $   387,000

For the quarter ended March 31, the combined cash basis headcount cost increase of $70,000 represents an increase in employee headcount cost from fiscal 2005 to 2006. Of the $990,000 cash headcount total in the second fiscal 2006 quarter, $142,000 was capitalized into inventory. Expensed materials and tools purchases increased $191,000 and related to expensed carbon and other raw materials used in the development of smaller sized core for future sales to China and for equipment and tools purchase related to our internally built pultrusion prototype. Overhead expense decreased $2,000 due to a revised overhead allocation as compared to fiscal 2005. In fiscal 2005, a large area of our facility was being used for composite pole design. A much lower percentage of our facility was used for research and development in fiscal 2006. Of the overhead, $86,000 was capitalized into inventory during the quarter. The increase in stock option expense is due to vesting of consultant stock options and expense of employee stock options under SFAS 123R.

For the six months ended March 31, the combined cash basis headcount cost increase of $439,000 resulted from an increase in manufacturing and manufacturing process improvement related headcount costs. The increase of $361,000 for expensed materials and tools relates to expensed raw materials used in the development of additional core sizes and for our pultrusion prototype. Overhead expense decreased $5,000 due to the revised overhead allocation. The increase in stock option expense is due to vesting of consultant stock options and expense of employee options under SFAS 123R. Of the expenses related to the six months ended March 31, 2006, $492,000 was capitalized into inventory and consisted of: $262,000 cash headcount, $193,000 for overhead, and $37,000 for equipment and tools.

SALES AND MARKETING EXPENSE Sales and marketing expense consisted primarily of recurring expenses including salaries for sales and marketing personnel, expenses for consultants, equipment, travel, and printed marketing literature and sales materials. For the quarter ended March 31, Sales and Marketing expenses increased $149,075 or 64% from $232,453 in the 2005 quarter to $381,528 in the 2006 quarter. The increase was entirely due to higher employee and consultant headcount related expenses as we continue to expand our sales and marketing efforts. For the six months ended March 31, Sales and Marketing expenses increased $259,121 or 51% from $505,242 in the 2005 period to $764,363 in the 2006 period. The increase was due to increased sales headcount related expenses.

DEPRECIATION EXPENSE. Depreciation expense consisted of depreciation on capitalized equipment, leasehold improvements, and other capital assets. Depreciation expense increased by $75,456 or 60% from $124,952 in the second quarter of fiscal 2005 to $200,408 in the second quarter of fiscal 2006 and increased by $155,725 or 66% from $236,328 for the six months ended March 31, 2005 to $392,053 for the six months ended March 31, 2006. The dollar increase for the three and six month periods ended March 31, 2006 was primarily due to a higher depreciable base resulting from equipment purchased during the last three quarters of fiscal 2005.

REORGANIZATION EXPENSE - BANKRUPTCY LEGAL FEES The balance for the three and six months ended March 31, 2006 quarter of $289,860 and $573,229 respectively was due to non-recurring legal and professional fees and costs associated with the preparation for our bankruptcy confirmation hearings, our bankruptcy financing hearings, and work performed subsequent to our bankruptcy confirmation. There were no such activities for the six months ended March 31, 2005.

INTEREST INCOME. Interest income decreased to $1,466 and $15,711 for the three and six months ended March 31, 2006, a decrease from $5,284 and $32,544 for the similar periods in the prior year. The decrease was due to interest earned on lower cash balances.

INTEREST EXPENSE. Interest expense decreased $485,694 or 50% from $964,800 in the second quarter of fiscal 2005 to $479,106 in the second quarter of fiscal 2006 and decreased $1,114,902 or 62% from $1,812,674 for the first six months of fiscal 2005 to $697,772 for the first six months of fiscal 2006. The decrease was due to lower debt balances and a reduction in non-cash interest expenses.

INCOME TAXES. We made no provision for income taxes in the three or six months ending March 31, 2006 and 2005 due to net losses incurred. In 2002, we determined that due to our continuing operating losses as well as the uncertainty of the timing of profitability in future periods, we should fully reserve our deferred tax assets. As of March 31, 2006, our deferred tax assets continued to be fully reserved. We will continue to evaluate, on a quarterly basis, the positive and negative evidence affecting the realization of our deferred tax assets.

Net Loss

Our net loss increased to $6.5 million and $13.8 million for the three and six months ended March 31, 2006 compared to $4.6 million and $8.4 million during the corresponding periods in 2005. The increase of $1.9 million from the quarter ended March 31, 2005 to 2006 was due to operating expense increases of $0.2 million and a one-time $2.2 million debt conversion inducement charge offset by an interest expense decrease of $0.5 million. The increase of $5.4 million for the six months ended March 31, 2005 to 2006 was due to operating expense increase of $1.5 million, a convertible debt reorganization charge of $2.6 million in the first fiscal 2006 quarter, a gross margin increase of $0.3 million, a decrease in interest expense of $1.1 million, the $0.4 million warrant modification and the $2.2 million debt conversion charge.

For the six months ended March 31, 2005, gross margin increased by $0.3 million due to the recognition of the City of Kingman consulting and product sales revenue in fiscal 2006. Only one small trial sale was recognized in the fiscal 2005 quarter.

The following table compares the primary change drivers to the changes in the operating expenses for the three and six months ended March 31, 2005 to 2006. All material non-recurring items for the reported periods have been listed in the non-recurring section below, rounded to the nearest $0.1 million.

In millions of Dollars                                                         Year over Year         Year over Year change
(Decrease) Increase from 2005 to 2006                                         change for three        for six months ending
(unaudited)                                                                  months ending March 31          March 31
Non-recurring items:
$6.0 million October, 2005 debt conversion fees and legal costs                     $  0.2                    $  0.2
Bankruptcy related legal costs                                                      $  0.3                    $  0.6
Fees related to November, 2004 modification recorded in fiscal 2005                     --                    $ (0.4)
Litigation and SEC registration related legal fees decrease                         $ (1.3)                   $ (1.3)
Tarbox litigation settlement                                                        $  0.1                    $  0.1
Financing costs and fees                                                            $  0.3                    $  0.9
                                                                                    ------                    ------
Subtotal, non-recurring items                                                       $ (0.4)                   $  0.1
                                                                                    ------                    ------
Recurring items
Increase in Sales and Marketing headcount costs                                     $  0.2                    $  0.3
Fair value of employee and consultant options                                       $  0.2                    $  0.3
Depreciation expense                                                                $  0.1                    $  0.2
Research and Development headcount cost                                             $  0.1                    $  0.4
Research and Development costs capitalized into inventory                           $ (0.3)                   $ (0.5)
Research and Development materials and tools                                        $  0.2                    $  0.4
Other                                                                               $   --                    $  0.3
                                                                                    ------                    ------
Subtotal, recurring or continuing items                                             $  0.5                    $  1.4
                                                                                    ------                    ------
Total, change in Operating Expenses                                                 $  0.1                    $  1.5

The $2.6 million recorded in October, 2005 for the non-recurring carrying value adjustment expenses of our convertible debt consisted of $1.8 million for the accelerated expense on the debt discount of the October, 2005 convertible notes and $0.8M for the accelerated expense on the additional debt discount on the August, 2004 debentures resulting from the anti-dilution provisions of the August debenture agreement. Both discounts were accelerated due to bankruptcy accounting requirements.

The $1.1 million decrease in interest expense was caused by lower average debt balances due to principal conversions and lower non-cash interest expense in fiscal 2006 due to the acceleration of the pre-bankruptcy debt discount to expense in fiscal 2005.

RECENT ACCOUNTING PRONOUNCEMENTS

SFAS No. 153

Exchanges of Nonmonetary Assets: In December, 2004, the FASB issued Statement No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions, Statement 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. Statement 153 is effective for nonmonetary asset exchanges beginning in our second quarter of fiscal 2006. We do not believe adoption of Statement 153 will have a material effect on our consolidated financial position, results of operations or cash flows.

SFAS No. 154

Accounting Changes and Error Corrections: In June , 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. Statement 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles were required recognition via a cumulative effect adjustment within net income of the period of the change. Statement 154 requires retrospective application to prior periods' financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Statement 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. We do not believe adoption of Statement 154 will have a material effect on our consolidated financial position, results of operations or cash flows.

SFAS No. 155

Accounting for Certain Hybrid Financial Instruments: In February, 2006 the FASB issued Statement No. 155 Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140. Statement 155 simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; eliminates the interim guidance in Statements 133 and 140 regarding beneficial interest in securitized financial assets and the restrictions on passive derivative instruments that a qualifying special-purpose entity may hold. Statement 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. We do not believe adoption of Statement 155 will have a material effect on our consolidated financial position, results of operations, or cash flows.

SFAS No. 156

Accounting for Servicing of Financial Assets--an amendment of FASB Statement No. 140: In March, 2006 the FASB issued Statement No. 156 Accounting for Servicing of Financial Assets--an amendment of FASB Statement No. 140. Statement 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset under certain conditions, and requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. Statement 156 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. We do not believe adoption of Statement 156 will have a material effect on our consolidated financial position, results of operations, or cash flows.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of working capital have been private debt issuances and equity financings.

For the six months ended March 31, 2006, we had a net loss of $13.5 million. At March 31, 2006, we had $0.7 million of cash and cash equivalents, which represented a decrease of $0.1 million from September 30, 2005. The decrease was due to $6,000,000 of cash proceeds from the issuance of convertible notes in October, 2005, $3.5 million of cash proceeds from the issuance of convertible notes in March, 2006 and $506,000 of cash received from the exercise of warrants offset by cash used in operations of $9.7 million, cash used to purchase equipment of $0.3 million, and cash used to pay capital leases of $0.2 million.

Cash used by operations during the six months ended March 31, 2006 of $9,682,336 was the result of operating losses, offset by depreciation, amortization, and non-cash compensation expenses and working capital requirements. In particular, we used approximately $1.1 million to pay our pre-bankruptcy accounts payable, incurred additional bankruptcy related cash expenditures, and purchased approximately $2.2 million in industrial grade carbon and other key raw materials in anticipation of future sales growth. Due to our Chapter 11 bankruptcy, our carbon vendors required cash payment prior to delivery of these materials. Cash used for investing activities of $263,226 was related to the purchase of computer hardware and software, certain leasehold improvements, and equipment put in service in anticipation of manufacturing activities offset by the sale of equipment. Cash provided by financing of $9,809,103 was primarily due to the cash proceeds from the $6M in convertible notes in October, 2005, $3.5M in convertible notes in March, 2006 and $507,000 from warrant exercises net of principal payments made on capital lease obligations.

Although we generated positive operating cash flow for the month of April, 2006, we anticipate that sales of our ACCC cable will not be sufficient to sustain our operations, and further anticipate that we will continue to incur net losses due to our costs exceeding our revenues for an indefinite period of time. If existing cash and cash generated from operations are insufficient to satisfy our liquidity requirements, we may seek to raise additional capital through issuances of equity or debt securities. Any additional financing may not be available in amounts or on terms acceptable to us, or at all.

CAPITAL EXPENDITURES

The Company does not have any material commitments for capital expenditures.

EFFECTS OF INFLATION

We are subject to inflation and other price risks arising from price fluctuations in the market prices of the various raw materials that we use to produce our products including the price of aluminum. Price risks are managed through cost-containment measures. Since we anticipate passing through the risk of market fluctuations of the price of aluminum to our customers, as is the practice in the cable industry, we do not believe that inflation risk or other price risks with respect to raw materials used to produce our products are material to our business, financial position, results of operations or cash flows.

DEVELOPMENTS THIS QUARTER

Sales and Marketing:

During this quarter we continued to make progress towards the full commercialization of our primary product, ACCC conductor cable. Our sales and marketing efforts were hampered somewhat by delays in the installation of our two initial commercial sales and our bankruptcy filing. We had originally anticipated that the initial ACCC commercial sales to Pacificorp and American Electric Power (AEP) would be installed and operational early in the quarter ended December 31, 2005. Due to the impact and rebuilding efforts resulting from Hurricanes Katrina & Rita and the resultant shortage of qualified personnel during the rebuilding, the installation of these ACCC lines was delayed by approximately two months each. As a result, the Pacificorp installation was completed at the end of December and the AEP installation was begun on December 15, 2005 and completed in January, 2006. Our sales and marketing strategy included showcasing these installations with demonstrations to the utility industry of the benefits of ACCC. While we do not anticipate that the delay of these installations will have a negative impact on our overall market opportunity, we believe that the installation delay and issues attributed to the learning curve of installing ACCC may have resulted in a short term delay in the market visibility of our products to utility leaders. In addition, although we emerged from Chapter 11 Bankruptcy in November, 2005 as described below, our sales and marketing efforts include establishing and enhancing sales relationships with current and potential utility customers and we believe that domestic and international electrical utilities and potential partners have been hesitant to conduct business with us due to our bankruptcy proceedings. Now that we have emerged from bankruptcy, we believe that these barriers have been eliminated.

Our North American sales strategy is to leverage our successes at Pacificorp and AEP, to sell additional products to those customers, and to use these industry leaders to open sales opportunities with other domestic utilities. A key component of our ACCC product is the overall project savings that ACCC can provide for new transmission corridors and for the replacement of existing transmission lines. To this extent, during the March 31, 2006 quarter we began a substantial improvement of our proprietary Power Line Analysis Tool (PLAT(TM)) web based project cost analysis sales tool that is expected to continue over the next two quarters. We are also increasing our sales and marketing staff to provide better sales coverage in North America. In the quarter we also opened discussions on a number of opportunities associated with wind farms and the power grids associated with them. We expect these opportunities to mature over the next two quarters and result in additional sales opportunities. Finally, we are developing relationships with engineering design teams to better show the overall project economic benefits of using ACCC cable as compared to other existing cable.

Our International sales efforts are beginning to bear fruit. During the quarter ended March 31, 2006, we received two additional orders from Jiang-Su Far East for 30 km each of ACCC Conductor and related hardware worth approximately $1.1 million in total. These orders are due in part to the successful testing of the 2 km sale that we made in July, 2005. We completed shipment of these two orders by early April, 2006. In April, 2006 we received two additional orders totaling appriximately $600,000. We anticipate shipping these orders in the quarter ending June 30, 2006. In May, 2006 we anticipate product approval from the National Grid of China that will allow ACCC to be sold into a much larger potential market in China. We anticipate a much faster product adoption in China and elsewhere in the international markets than in the more mature North American markets.

Research and Development:

We continue to develop and refine the ACCC product and our production processes. During this quarter, refinements to the product and production process have resulted in processing optimizations, including materials usage efficiencies and improvements in our quality control processes. In addition, we completed our working prototype of a new pultrusion machine and purchased parts for four additional pultrusion machines. We now have a total of nine pultrusion machines available for production.

In conjunction with our Cable partner we established detailed process characterization requirements for the core production process and completed exhaustive characterization testing. Additionally we instituted rigorous testing regimes for all production materials that are now part of our standard operating procedures for manufacturing.

We completely revamped and improved the Company's documentation and Quality systems with an eye toward ISO9001:2000 certification. The first phases of development of the ISO compliant system were completed and we underwent a detailed quality audit conducted by our Cable partner. The Company is targeting to begin the formal ISO registration and audit process in the fourth calendar quarter of 2006.

In the hardware area we improved traceability of all materials and designed and developed a new clam-shell type connector for small core diameters. This connector will undergo qualification tests in the quarter ending June 2006.

General Corporate, Finance, Administrative, Bankruptcy, and Litigation:

On October 14, 2005 we closed a financing whereby we sold $6.0 million in convertible notes due in January, 2007. The closing of this financing was a key financial cornerstone for the Company's eventual emergence from bankruptcy as described below. The notes bear interest at 6% per year payable in cash or common stock on a quarterly basis. The notes are convertible into common shares of the Company at $1.55 per share at the discretion of the note holders or can be forced to convert by the Company under certain conditions. We also issued 1,161,290 warrants to the debenture holders in conjunction with the notes, 50% of the warrants with an exercise price of $1.94 and 50% of the warrants with an exercise price of $1.78 per share.

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

On October 31, 2005, the Judge John Ryan of the Central District Court, Santa Ana division of the US Bankruptcy court approved the Company's Third amended Plan of Reorganization which provides for payment of 100% of creditors allowed claims.. On November 1, 2005 the Company paid substantially all of its pre-petition liabilities payable in cash, thereby effectively consummating the plan of Bankruptcy. On November 18, 2005, United States Bankruptcy Judge John Ryan signed and entered the order approving the Company's Third Amended Chapter 11 Plan of Reorganization with non-material modifications that confirms the Company's emergence from bankruptcy. We have complied in all material aspects of the bankruptcy plan and we expect to file for and receive the final formal decree of bankruptcy emergence during the quarter ended June 30, 2006.

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

The Company shall have the right at its sole discretion to settle the entire remuneration due under the MRS Agreement by paying the full amount of the contract in advance within sixty (60) days of the signature of the present Agreement. In the event that the Company shall elect to pay the contract remuneration in advance, the full amount payable shall be discounted by fifteen percent (15%). The Company shall have the right to pay the remuneration in cash or in shares. In the event of the payment of the remuneration in shares, such shares shall be unregistered shares of common stock (half of which shall carry piggyback registration rights) and valued at a price above the market price on the date of issuance. As of the date of this filing, the Company had not paid any amount due under this agreement.

On January 4, 2006, the Company accepted the resignation of William Arrington as an employee and on January 6, 2006 the Board of Directors accepted Mr. Arrington's resignation as a Director of the Company. Mr. Arrington was formerly the Chief Operating Officer of the Company but had resigned that position in January, 2005.

On January 6, 2006, the Company appointed Michael D. McIntosh as a Director of the Company. Mr. McIntosh currently and historically has provided intellectual property legal and strategic services through his two wholly-owned companies Technology Management Advisors and The McIntosh Group. Mr. McIntosh was approved as a Director at the annual shareholder meeting on March 7, 2006.

On January 9, 2006, the Company appointed Dean McCormick III as a Director of the Company. Mr. McCormick has had no previous relationship with the Company. . Mr. McCormick was approved as a Director at the annual shareholder meeting on March 7, 2006.

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

On January 30, 2006 we negotiated a settlement with the holders of 100% of the $6.0 million convertible debt issued in October, 2005. We issued an additional 1,308,142 shares of restricted common stock valued at $2,250,005 as an inducement to covert the entire $6.0 million of debt at $1.55 per share into 3,870,972 of registered Section 1145 stock. The settlement also included certain changes to the warrants originally issued with the financing and to allow for "piggyback" rights for the unregistered shares issued.

On February 28, 2006, the Company entered into a letter of intent (the "Letter") with EU Energy plc, a United Kingdom corporation ("EU Energy") and stockholders holding more than 70% of EU Energy share capital ("Major EU Energy Stockholders"), by which the parties have agreed to negotiate in good faith towards execution of a mutually satisfactory agreement with respect to the Company's proposed acquisition of the entire share capital of EU Energy.

Subject to the terms and conditions of the Letter, the total purchase price will be approximately USD $60.7 million to be paid by the Company by issuing one-and-a-half share of unregistered, restricted common stock of the Company for each outstanding share of capital stock of EU Energy. Based on EU Energy's representation that it has no more than 26,113,110 shares of capital stock outstanding, the Company expects to issue 39,169,665 shares of its common stock in the proposed acquisition. The deemed price for the Company's common stock is USD $1.55 per share.

Should the parties enter into a definitive, legally binding, written agreement ("Definitive Agreement"), each Major EU Energy Stockholder, officer and director of EU Energy will be required to sign a lock-up agreement prohibiting any sales, transfers or other dispositions of their shares for a period of 12 months following the closing of the proposed acquisition, except for estate planning purposes and sales that constitute the lesser of 5% of his shares or 500,000 shares during any calendar quarter of the 12-month lock-up period on a cumulative basis. In addition, no Major EU Energy Stockholder, officer and director of EU Energy may transfer more than 1,500,000 shares during any calendar quarter.

Commencing on February 28, 2006, the Company and its advisors are entitled to conduct a reasonable investigation of information and materials related to EU Energy's financial, business and legal condition.

The Letter provides that the proposed acquisition will be subject to several closing conditions, including but not limited to obtaining, to the extent required, consents or approvals of shareholders (to the extent applicable), governmental bodies, lenders, lessors and other third parties and compliance with other legal or contractual requirements for or preconditions to the execution and consummation of the Definitive Agreement, absence of material pending or threatened litigation relating to EU Energy or its respective material assets, business and liabilities or the Definitive Agreement, satisfactory completion of the Company's due diligence investigation, no material adverse change in the business, properties, financial condition or prospects of EU Energy or its respective businesses and assets shall have occurred, evidence that the proposed acquisition will not materially affect the terms of EU Energy's existing contracts, execution of [five]-year non-competition agreements by and between each Major EU Energy Stockholder and officer and director of EU Energy, on the one hand, and the Company, on the other, and delivery of closing certificates and other documentation, including without limitation, legal opinion of EU Energy's counsel.

Subject to the terms and conditions of the Letter, EU Energy agrees that, for the period of time from February 28, 2006 to May 29, 2006, unless automatically extended for 30 days if EU Energy's audit of its fiscal year ended March 31, 2006 is delayed, the Major EU Energy Stockholders and EU Energy shall not, and shall cause its affiliates, officers, directors, employees or other agents to not, directly or indirectly, take any action to encourage, solicit or initiate any offer or proposal for, or indication of interest in, any acquisition of EU Energy or any of its assets (other than in the ordinary course of business), whether by way of a merger, consolidation, or other business combination, or the acquisition of fifteen percent or more of EU Energy's voting securities (on a fully-diluted bases) ("Alternative Proposal") or respond to, continue, initiate or engage in discussions or negotiations concerning any Alternative Proposal with, or disclose in connection with any Alternative Proposal any non public information relating to EU Energy or afford access to the properties, books or records of EU Energy to, any person, corporation, partnership, limited liability company or other entity (except the Company and its representatives). In addition, during this period, the Major EU Energy Stockholders and EU Energy shall provide to the Company with notice of and copies of any Alternative Proposal received by such Major EU Energy Stockholder or EU Energy (or a summary of the terms thereof in the case of oral proposals) not later than twenty-four hours after receipt.

The Company and EU Energy further agreed pursuant to the terms of the Letter that Michael Porter will continue to serve as Chief Executive Officer of EU Energy, which will be operated as a wholly-owned subsidiary of the Company after the closing of the proposed acquisition, and that Mr. Porter will be appointed to serve on the Company's board of directors. In addition, prior to and as a condition to closing of the proposed acquisition, EU Energy will complete an audit of all necessary financial statements in accordance with generally accepted accounting principles applicable in the UK and Germany and also reported in the United States of America.

The Company and EU Energy agreed to each be solely responsible for their own respective expenses incurred in connection with the Letter or pursuing or consummating the Definitive Agreement, the proposed acquisition and the transactions contemplated thereby.

Unless the Letter is automatically extended for a 30-day period if the closing of the proposed acquisition cannot occur due to delays with the audit of EU Energy's financial statements for its fiscal year ended March 31, 2006, the Letter terminates as follows: 90 days after the date of acceptance of this Letter without any further action by the parties, at any time by mutual written consent of both parties, upon the closing of the proposed acquisition, or by either the Company or EU Energy by written notice to the other party if there has been a material breach of this Letter by the other party.

On March 3, 2006 we closed a financing whereby we sold $3.5 million in convertible notes due in September, 2006. The notes bear interest at 14% per year payable monthly in cash. The notes are convertible into common shares of the Company at $1.55 per share at the discretion of the note holders or can be forced to convert by the Company under certain conditions. We also issued 2,750,000 warrants to the note holders in conjunction with the notes, 750,000 of the warrants with an exercise price of $1.55 per share and 2,000,000 warrants with an exercise price of $2.00 per share.

OFF BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

There are no off balance sheet arrangements.

The following table summarizes our contractual obligations (including interest expense) and commitments as of March 31, 2006:

Contractual Obligations         Total           Less than 1 year       1-3 years      3-5 years     More than 5 Years
Long Term Debt               $10,631,996            $4,092,240         6,539,756             --             --
Obligations
Capital Lease
Obligations                   $  714,837               481,291           233,546             --             --
Operating Lease
Obligations                  $ 5,028,675             1,002,901         3,192,020        833,754             --

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

Under GAAP, in particular AICPA SOP 90-7, upon the approval of our plan of reorganization, we are required to revalue our assets to their market values and to record as additional expenses and additional liabilities for any amounts which represent claims allowed by the Bankruptcy Court, which may be in excess of the liabilities recorded in our financial statements. Our assets consist primarily of current assets valued at the lower of cost or market, which we believe approximates their market value and for equipment which we believe that depreciated net book value to approximate the market value. With respect to current liabilities and capital leases, we intend to honor all payables and accrued liabilities and our plan of reorganization stipulates payment in full for our pre-petition accounts payable. Our Plan also stipulates the assumption of our capital leases. To date, we have claims representing approximately $600,000 in additional cash expenses and liabilities and stock claims of 250,000 shares of the Company's common stock that we have disputed under the Chapter 11 but which may be allowed by the Bankruptcy Court in their entirety or a fraction of that total, or not at all. Although we have recorded all liabilities that we believe will be the amounts approved under the bankruptcy, we may be required to record additional expenses.

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

For the six months ended March 31, 2006, we had a net loss of $13,753,555 and negative cash flows from operations of $9,682,336. For the fiscal year ended September 30, 2005, we had a net loss of $40,163,407 and negative cash flows from operations of $2,439,151. For the fiscal years ended September 30, 2004 and 2003, we had net losses of $14,687,874 and $6,771,252 respectively. For the same periods, we had negative cash flows from operations of $18,735,430 and $2,022,935, respectively.

As of March 31, 2006, our accumulated deficit was $80,356,318.

WE HAVE EXPERIENCED DIFFICULTIES IN COLLECTING ACCOUNTS RECEIVABLE, WHICH COULD HARM OUR BUSINESS AND RESULT IN HIGHER LOSSES THAN ANTICIPATED.

Our management believed the $2.5 million receivable to be collectible from Global American Energy for work carried out between March 31, 2003 and September 30, 2004 as of the original filing date of our annual report for the year ended September 30, 2004 through the date that the initial payment from Global American Energy was returned for insufficient funds. We recorded the entire balance outstanding of $2,500,000 as services revenue in fiscal 2004 and included it in our accounts receivable balance as of September 30, 2004. As of August 9, 2005, all payments made to us were returned for insufficient funds and no additional payments have been received. As such, we recorded into the quarter ending June 30, 2005 an allowance for uncollectible accounts in the amount of
2.5 million that remained uncollectible as of March 31, 2006.

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

We rely to a substantial extent on the management, marketing and product development skills of our key employees, particularly Benton H Wilcoxon, our Chief Executive Officer, and Marv Sepe, President of our Cable Division. If Mr. Wilcoxon or Mr. Sepe were unable to provide services to us for whatever reason, our business would be adversely affected. Neither Mr. Wilcoxon nor Mr. Sepe has entered into an employment agreement with the Company.

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

OUR BUSINESS MAY BE SUBJECT TO INTERNATIONAL RISKS.

We are pursuing international business opportunities, including in China, Mexico, Brazil, Europe, the Middle East, certain far eastern countries and Africa. As to international business in the Middle East, our current target markets include Saudi Arabia, Qatar, United Arab Emirates, Oman, Iraq, Afghanistan and Jordan. Of these the only countries that we believe pose a particular problem are Iraq and Afghanistan as a result of additional instability. In Africa we are actively pursuing South Africa and Kenya as well as engaging in discussions with engineering companies that bid on trans-African projects. There are no special additional risks related to these countries that are not disclosed in the list of risks affecting most international business. To date, we have not engaged in any transactions on these countries. Our business model has been implemented only in the United States and Canada where we produce the ACCC core for delivery to General Cable under a manufacturing agreement and for ACCC cable orders in China. Expansion internationally will depend on our adaptation of this model to international markets and may be costly and time consuming. Risks inherent in international operations in general include: (i) unexpected changes in regulatory requirements, export restrictions, tariffs and other trade barriers; (ii) hallenges in staffing and managing foreign operations; (iii) differences in technology standards, employment laws and business practices; (iv) longer payment cycles and problems in collecting accounts receivable; (v) political instability; (vi) changes in currency exchange rates; (vii) currency exchange controls; and (viii) potentially adverse tax consequences.

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

AS OF MAY 9, 2006 7,837,342 COMMON SHARES ARE ISSUABLE UPON EXERCISE OF ALL OUTSTANDING OPTIONS, WARRANTS AND CONVERSION OF CONVERTIBLE DEBENTURES FOR LESS THAN THE MARKET PRICE OF $1.32 PER SHARE. CASH PROCEEDS RESULTING FROM THE FULL EXERCISE AND CONVERSION OF THESE SECURITIES WOULD BE APPROXIMATELY $5,830,375. THE EXERCISE OR CONVERSION OF THESE SECURITIES COULD RESULT IN THE SUBSTANTIAL DILUTION OF THE COMPANY IN TERMS OF A PARTICULAR PERCENTAGE OWNERSHIP IN THE COMPANY AS WELL AS THE BOOK VALUE OF THE COMMON SHARES. THE SALE OF A LARGE AMOUNT OF COMMON SHARES RECEIVED UPON EXERCISE OF THESE OPTIONS OR WARRANTS ON THE PUBLIC MARKET TO FINANCE THE EXERCISE PRICE OR TO PAY ASSOCIATED INCOME TAXES, OR THE PERCEPTION THAT SUCH SALES COULD OCCUR, COULD SUBSTANTIALLY DEPRESS THE PREVAILING MARKET PRICES FOR OUR SHARES. FULL CONVERSION OF SUCH SHARES WOULD INCREASE THE OUTSTANDING COMMON SHARES BY 5.8% TO APPROXIMATELY 143,167,000 SHARES.

The exercise price or conversion price of outstanding options, warrants and convertible debentures may be less than the current market price for our common shares. In the event of the exercise of these securities, a shareholder could suffer substantial dilution of his or her investment in terms of the percentage ownership in us as well as the book value of the common shares held. At the May 9, 2006 market price of $1.32 per share, 5,939,682 shares would be exercisable or convertible for less than the market prices. Full exercise and conversion of these below market shares would result in us receiving cash proceeds of $3,439,323 and would increase the outstanding common shares by 5.8% to approximately 143,167,000 shares.

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

Our business is subject to a variety of additional risks, which could materially adversely affect quarterly and annual operating results, including:

(i) market acceptance of our composite technologies by utility companies;
(ii) due to the potential lengthy lead time for the implementation of new lines or the reconductoring of existing lines, the extent and timing of these new cable transactions with utility companies may lead to significant delays in sales that could adversely impact our cash flow;
(iii) the loss of a strategic relationship or termination of a relationship with a cable partner, specifically General Cable;
(iv) announcements or introductions of new technologies or products by us or our competitors;
(v) delays or problems in the introduction or performance of enhancements or of future generations of our technology;
(vi) failures or problems in our utility cable product, particularly during the early stages of the introduction of the product when problems or failures identified during trials carried out with the product or during its installation or operation can have an adverse effect;
(vii) delays in the adoption of new industry standards or changes in market perception of the value of new or existing standards;
(viii) competitive pressures resulting in lower revenues;
(ix) personnel changes, particularly those involving engineering and technical personnel;
(x) costs associated with protecting our intellectual property;
(xi) the potential that customers could fail to make payments under their current contracts, including Global American Energy;
(xii) market-related issues, including lower ACCC Cable demand brought on by excess cable inventory and lower average selling prices for ACCC cable as a result of market surpluses;
(xiii) increased costs or shortages of key raw materials including aluminum, carbon fiber and glass fiber;
(xiv) regulatory developments; and
(xv) general economic trends and other factors.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk relates primarily to our cash balances and the effect that changes in interest rates have on the interest earned on that portfolio. Our convertible notes and debentures bear a fixed rate of interest.

As of March 31, 2006 we did not hold any derivative financial instruments for speculative or trading purposes. The primary objective of our investment activities is the preservation of principal while maximizing investment income and minimizing risk. As of March 31, 2006, we had $0.7 million in cash, cash equivalents and short-term investments that mature in twelve months or less. Due to the short duration of these financial instruments, we do not expect that a change in interest rates would result in any material loss to our investment portfolio.

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

During management's review of our internal control structure under Sarbanes Oxley section 404, for the fiscal year ending September 30, 2005, we determined the following to be material weaknesses:

      Entity level Processes and weaknesses . As of September 30, 2005, the following material weaknesses existed related to general processes and weaknesses for the entity taken as a whole:

      o Proper segregation of duties and inadequate training did not exist due to inadequate accounting and finance staff at fiscal year end.

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

During the quarter ended March 31, 2006 the Company added two Directors, one of whom is considered to be independent, is a financial expert, and who will chair the Audit and Compensation Committees.

      Information Technology Controls (ITCs) . ITCs are policies and procedures that relate to many applications and support the effective functioning of application controls by helping to ensure the continued proper operation of information systems. ITGCs include four basic information technology (IT) areas relevant to internal control over financial reporting: program development, program changes, computer operations, and access to programs and data. As of September 30, 2005, a material weakness existed relating to our information technology general controls, including ineffective controls relating to:

      o Access to programs and data including (1) user administration, (2) application and system configurations, and (3) periodic user access validation

During the quarter ended March 31, 2006 the Company improved the user administration and user access validation procedures.

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

During the quarter ended March 31, 2006 the Company improved the tracking of inventory movement and implemented additional procedures to properly monitor manufacturing variances.

There were no significant changes in the Company's internal control over financial reporting identified in management's evaluation during the first six months of fiscal 2006 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

---------- ------------------------------------ -------------- ---------------------------------------------------------------------
Class No.  Description                          Impaired       Treatment
                                                (Y/N)
---------- ------------------------------------ -------------- ---------------------------------------------------------------------
2-A        General Unsecured Claim              Yes            Allowed Claims, or Claims that CTC has filed with the Bankruptcy
                                                               Court and not listed as disputed, contingent or unliquidated and as
           Approximately 50 holders of          Impaired;      to which no objection has been timely filed, in this class will be
           General Unsecured Claims, or         claims in      paid the full amount of their respective Allowed Claim, without
           unsecured Claims against CTC that    this class     interest, in six monthly installment payments commencing thirty days
           are not entitled to priority under   are entitled   after the Effective Date, or generally the date not later than 30
           Chapter 11 of the Bankruptcy Code,   to vote on     days after the date on which the Bankruptcy Court enters its order
           totaling approximately               the plan.      confirming the reorganization plan and such order becomes a Final
           $1,725,418.70. This amount                          Order. A Final Order means an order or judgment of the Bankruptcy
           includes Disputed Claims, or                        Court, or other court of competent jurisdiction, that has not been
           Claims that CTC has identified as                   reversed, stayed, modified or amended, and as to which the time to
           unliquidated, disputed or                           appeal has expired or any right to appeal has been waived to CTC's
           contingent or as to which a timely                  satisfaction or any appeal has been resolved by the highest court to
           objection has been timely filed to                  which the order was appealed timely or from which rehearing was
           any portion of such Claim. Under                    denied.
           the terms of our disclosure
           statement, a Claim is a right to                    Allowed Claims also include Claims as to which proof of claim has
           payment from CTC or a right to an                   been filed by a holder of a Claim in accordance with applicable
           equitable remedy for breach of                      federal law by August 9, 2005, and as to which no objection has been
           performance if such breach gives                    timely filed or any such objection has been determined by a Final
           rise to a right to payment from                     Order. The Reorganized Debtor, or CTC on or after the Effective
           CTC.                                                Date, will have the right to pay these Claims prior to the due dates noted above without premium or penalty.

                                                               If CTC is required to pay interest on these claims, the applicable annual interest rate shall be 3%.
---------- ------------------------------------ -------------- ---------------------------------------------------------------------

---------- ------------------------------------ -------------- ---------------------------------------------------------------------
Class No.  Description                          Impaired       Treatment
                                                (Y/N)
---------- ------------------------------------ -------------- ---------------------------------------------------------------------
2-B        Debenture Holders, which means                      Allowed Claims in this class will be paid pursuant to their existing
           Midsummer Investment, Ltd.,                         agreements with CTC subject to modifications.
           Islandia, L.P., Omicron Master
           Trust and Bristol Investment Fund,                  Post-petition accrued interest due to the Debenture Holders as
           Ltd.                                                governed by the documents shall be paid in common stock of CTC on the Effective Date pursuant to Bankruptcy Code section 1145. The
           Four Claims totaling                                approximate quarterly interest payment is $225,000 based on simple
           $15,087,500.00                                      interest at six percent on the balance of $15 million.
---------- ------------------------------------ -------------- ---------------------------------------------------------------------
3-A        Subordinated Securities Claims, or   Yes            Allowed Subordinated Securities Claims, or an Allowed Claim or any
           Claims subject to subordination                     portion thereof that arises from the Ascendiant Action, the Tarbox
           under Bankruptcy Code section        Impaired;      Action, the O'Keefe Action, the Shields Action, or the Acquvest
           510(b), including without            claims in      Action and that has been allowed by a Final Order of the Bankruptcy
           limitation, any Claim that arises    this class     Court, will be issued common stock of CTC pursuant to Bankruptcy
           from the rescission of a purchase    are entitled   Code Section 1145 in an amount equal to the full amount of their
           or sale of the common stock of the   to vote on     Claim that is ultimately adjudicated as an Allowed Claim. The number
           Company, or for damages arising      the plan.      shares of common stock of CTC to be issued to holders of Allowed
           from the purchase or sale of the                    Subordinated Securities Claims shall be determined by dividing the
           common stock of the Company, or                     judgment or settlement dollar amount by the average of the reported
           for reimbursement, indemnification                  closing bid price per share of CTC Common Stock on the OTC Bulletin
           or contribution allowed under                       Board (as reported by Bloomberg L.P. at 4:15 PM (New York time)
           Bankruptcy Code section 502 on                      during the twenty regular session trading days immediately preceding
           account of such Claim.                              the effective date of the judgment or settlement.
           Subordinated Securities Claims
           include any claims arising out of                   CTC has not reviewed the proofs of interest, if any, filed by
           the Acquvest Action, the                            holders of Subordinated Securities Claims. CTC reserves its right to
           Ascendiant Action, the Tarbox                       object to any of the proofs of interest filed by the holders of
           Action, the O'Keeffe Action or the                  Subordinated Securities Claims.
           Shields Action
---------- ------------------------------------ -------------- ---------------------------------------------------------------------
3-B        Interests, or a share of common      Yes            The rights of Interest holders are modified by the plan. The common
           stock in CTC                                        stock of CTC will remain in effect and will be diluted to a smaller
                                                Impaired;      percentage of the outstanding stock in the Reorganized Debtor as a
           This class includes current          claims in      result of the common stock of CTC to be issued to Allowed
           holders of warrants                  this class     Subordinated Securities Claims. The percentage by which the common
                                                are entitled   stock of CTC will be diluted depends on the total amount of
                                                to vote on     Subordinated Securities Claims that are ultimately deemed to
                                                the plan       be Allowed Claims.

                                                               CTC has not reviewed the proofs of interest, if any, filed by the Interest holders. CTC reserves its right to object to any of the proofs of interest filed by the Interest holders on any reasonable grounds.
---------- ------------------------------------ -------------- ---------------------------------------------------------------------

Class One Creditors are unimpaired, and are not entitled to vote on the plan. Therefore, they are not included in the above chart.

As of March 31, 2006, all allowed general unsecured claims under the plan have been paid in full. All stock required to be issued under the plan to holders of allowed claims and/or pursuant to court-approved settlements has been distributed. The company is in compliance with all applicable bankruptcy code provisions, with the plan of reorganization, and with guidelines of the Office of the United States Trustee. All remaining claims and litigation under review or to be adjudicated by the Bankruptcy court are listed either in the litigation footnote or the commitments and contingent liabilities footnotes to the financial statements.

Tarbox v. Paul Koch, Acquvest, and Composite Technology Corporation (OCSC Case No. 04CC10345):

On October 13, 2004, Michael Tarbox ("Tarbox") filed an action in Orange County Superior Court (Case No. 04-CC-10345) against Paul Koch, Acquvest, CTC and Doe Defendants. Tarbox alleges that Koch made fraudulent transfers to Acquvest and the Doe Defendants for the purpose of avoiding the debt owed to Tarbox. Tarbox alleges that CTC securities were intended to serve as security for a debt owed by Koch to Tarbox. Tarbox alleges that Koch was not a bona fide purchaser of the CTC securities since they received such securities for the benefit of Tarbox. Tarbox further alleges that CTC breached an agreement to pay him a finder's fee in connection with investments made by Koch, since the finder's fees was given to Koch for the benefit of Tarbox. Tarbox alleges that CTC's breach has caused him to suffer damages in excess of $750,000. On November 14, 2004, CTC filed a demurrer to the Complaint, and the other defendants also filed a demurrer. The Court granted leave to amend, and Tarbox then filed an amended Complaint. A demurrer filed by the other Defendants was granted on February 22, 2005, and Tarbox was again granted leave to amend. Tarbox filed a Second Amended Complaint. CTC has answered to Second Amended Complaint. However, since CTC delivered to Koch the finder's fee which Tarbox might have otherwise been entitled to, on April 11, 2003, Tarbox executed a written release, whereby Tarbox released CTC of any obligation to pay him a finder's fee in connection with the introductions made to Paul Koch and Acquvest, Inc. Concurrent with the Bankruptcy filing, the claim was removed to the Bankruptcy Court. On August 9, 2005 Tarbox filed a proof of claim asserting a right to shares and warrants in CTC securities. On April 13, 2006, CTC and Tarbox agreed to settle all outstanding claims and provide for a full release between CTC and Tarbox for $100,000 payable in cash in equal monthly installments commencing on entry of the approval of the settlement by the Bankruptcy court. The Company has accrued this balance in accounts payable as of March 31, 2006.

ITEM 2--UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 - DEFAULTS ON SENIOR SECURITIES

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our 2005 annual meeting of stockholders (the "2005 Annual Meeting") was held on March 7, 2006 at the Atrium Hotel, 18700 MacArthur Blvd Irvine, California 92612. Two proposals, as described in our Proxy Statement dated January 19, 2006, were voted on at the meeting. Following is a brief description of the matters voted upon and the results of the voting:

1.  Election of Directors

    Nominee                                                  Number of Shares
    Benton H Wilcoxon                  For                         86,811,133
                                       Withheld                     2,661,341

    Michael D. McIntosh                For                         87,203,701
                                       Withheld                     2,268,773

    D. Dean McCormick, III             For                         88,522,833
                                       Withheld                       949,641


2. Ratification of selection of Singer Lewak Greenbaum & Goldstein LLP, as the independent auditor for Composite Technology

                                                             Number of Shares
                                       For                         89,130,423
                                       Against                        140,379
                                       Abstain                        201,671

ITEM 5 - OTHER INFORMATION

None

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

May 10, 2006