Form 10-Q/A
period 2004-12-31
COMPOSITE TECHNOLOGY CORP
filed 2006-06-01
CIK 317477

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               Amendment No. 2 to
                                    FORM 10-Q
                                   (Mark One)
|X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

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

YES |X| NO |_|


Indicate the number of shares outstanding of the issuer's common stock as of February 8, 2005:


            CLASS                              NUMBER OF SHARES OUTSTANDING
            -----                              ----------------------------
   Common Stock, par value                         114,178,914 shares
       $0.001 per share

================================================================================

EXPLANATORY NOTE

This Amendment No. 2 to the quarterly report on Form 10-Q/A of Composite Technology Corporation (the Company) for the quarterly period ended December 31, 2004 is being filed in order to amend the quarterly report to restate the financial statements to reflect the correction of an error as discussed in Note 2.

As described in the Form 8-K filed by the Company with the Securities and Exchange Commission on May 11, 2006, the Company announced it will restate its financial statements for the quarter ending December 31, 2004. The restatement reflects the Company's determination that it did not correctly capitalize the fair value of warrants issued pursuant to a modification of the August, 2004 Debenture agreement ("Debentures"). The Company determined that approximately $1,994,000 previously expensed in November, 2004 should have been capitalized and expensed over the remaining life of the Debentures resulting in an expense decrease of approximately $1,897,000 for the three months ended December 31, 2004. The restatement resulted in a decrease in the basic and fully diluted loss per share of $0.02 for the three months ended December 31, 2004. This restatement is in addition to the prior restatement reflected in the Company's Form 10-Q/A filed on August 8, 2005 described in Note 2.

Except for the foregoing amended information required to reflect the effects of the restated consolidated financial statements, this Form 10-Q/A continues to describe conditions as presented in the original report on Form 10-Q and the first amended Form 10-Q/A.. The Form 10-Q/A does not reflect events occurring after the filing of the Form 10-Q, or modify or update those disclosures, including exhibits to the Form 10-Q affected by subsequent events. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-Q on February 14, 2005 as amended by the filing of Form 10-Q/A on August 8, 2005. Accordingly, this Form 10-Q/A should be read in conjunctions with filings made with the SEC subsequent to the filing of the original Form 10-Q, including any amendments to those filings. The following items have been amended (and conforming changes have been made where indicated as restated) as a result of the restatement:

Part I, Item 1 - Consolidated Financial Statements and Notes to Consolidated Financial Statements

     o   Consolidated Financial Statements

     o   Note 2 - Restatements and Reclassifications

     o   Note 4 - Summary of Significant Accounting Policies

     o   Note 7 - Shareholders' Equity

Part I, Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

         o    Restatement of Financial Statements

         o    Overview

         o    Results of Operations

Part I, Item 4 - Controls and Procedures

Part II, Item 6 - Exhibits

                        COMPOSITE TECHNOLOGY CORPORATION
      Amendment No. 2 to Form 10-Q for the Quarter ended December 31, 2004
                                Table of Contents


                                                                                                     Page
                                                                                                     ----
PART I - FINANCIAL INFORMATION
Item 1 Financial Statements (Restated)                                                                 3
Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations          13
Item 3 Quantitative and Qualitative Disclosures About Market Risk                                     31
Item 4 Controls and Procedures                                                                        31

PART II - OTHER INFORMATION
Item 1 Legal Proceedings                                                                              32
Item 2 Unregistered Sales of Equity Securities and the Use of Proceeds                                35
Item 3 Defaults Upon Senior Securities                                                                35
Item 4 Submission of Matters to a Vote of Security Holders                                            35
Item 5 Other Information                                                                              35
Item 6 Exhibits                                                                                       36
SIGNATURE                                                                                             38

ITEM 1
                          PART 1 - FINANCIAL STATEMENTS
                        COMPOSITE TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
                           CONSOLIDATED BALANCE SHEET
                                   (unaudited)


                                                                              December 31,    September 30,
                                                                                  2004           2004
                                                                              ------------    ------------
                                                                                Restated*       Restated*
ASSETS

CURRENT ASSETS
Cash and cash equivalents                                                     $  9,700,117    $  2,930,615
Restricted Cash                                                                       --        10,010,060
Accounts receivable, net                                                         2,500,000       2,501,994
Inventory                                                                        1,132,742         788,799
Prepaid expenses and other current assets                                          372,241         378,052
                                                                              ------------    ------------
Total current assets                                                            13,705,100      16,609,520

PROPERTY AND EQUIPMENT, net                                                      1,510,428       1,253,123
OTHER ASSETS                                                                       206,279         218,600
                                                                              ------------    ------------
TOTAL ASSETS                                                                  $ 15,421,807    $ 18,081,243
                                                                              ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable - trade                                                      $  1,171,560    $  1,841,535
Accrued payroll and related expenses                                               119,003         122,621
Deferred revenue                                                                   564,750         564,750
Accrued officer compensation                                                       255,619         264,561
Deferred gain on sale of fixed assets                                               28,903          49,569
Lease obligation - current                                                         319,782         251,782
                                                                              ------------    ------------
Total current liabilities                                                        2,459,617       3,094,818
                                                                              ------------    ------------
LONG TERM LIABILITIES
Convertible notes, net of unamortized debt discount
   of $7,465,421 and $6,098,894                                                  7,534,579       8,901,106
Lease obligation - long-term                                                       596,306         482,600
                                                                              ------------    ------------
Total long-term liabilities                                                      8,130,885       9,383,706
                                                                              ------------    ------------
                  Total Liabilities                                           $ 10,590,502      12,478,524
                                                                              ------------    ------------
COMMITMENTS AND CONTINGENCIES SHAREHOLDERS' EQUITY Common stock, $0.001 par value 200,000,000 shares authorized
113,506,341 and 110,841,320 shares issued and outstanding                          113,505         110,841
Deferred compensation - stock options                                             (322,600)       (362,925)
Additional paid-in capital                                                      35,260,639      32,294,159
Deficit accumulated during the development stage                               (30,220,239)    (26,439,356)
                                                                              ------------    ------------
Total shareholders' equity                                                       4,831,305       5,602,719
                                                                              ------------    ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                    $ 15,421,807    $ 18,081,243
                                                                              ============    ============

* See Notes to Consolidated Financial Statements - Note 2 Restatements and Reclassifications.


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



                                        Three          Three           For the
                                        Months         Months          Period
                                        Ended          Ended           from March
                                        December       December        28,2001
                                        31,2004        31,2003         (Inception)
                                                                       to December 31,2004
                                       ------------    ------------    ------------------
                                         Restated                       Restated
                                        (unaudited)    (unaudited)     (unaudited)
Revenue:
         Product Sales                 $     46,485    $       --      $     46,485
         Consulting Revenue                    --              --         2,500,000
                                       ------------    ------------    ------------
Total Revenue                          $     46,485            --      $  2,546,485

Cost of product sales sold                   30,894            --            30,894
Cost of consulting revenue                     --              --           314,548
                                       ------------    ------------    ------------
Gross margin                           $     15,591    $       --      $  2,201,043


OPERATING EXPENSES
Officer compensation                         55,385          95,000       1,495,285
General and administrative                  598,607         462,811       5,636,892
Legal, professional, and
consulting                                  862,307         435,837      12,222,530
Research and development                  1,079,651         463,309       8,540,124
Sales and marketing                         272,789         311,617       2,894,081
Depreciation                                111,376           9,192         287,590
                                       ------------    ------------    ------------
Total operating expenses                  2,980,115       1,777,766      31,076,502
                                       ------------    ------------    ------------
LOSS FROM OPERATIONS                     (2,964,524)     (1,777,766)    (28,875,459)
                                       ------------    ------------    ------------
OTHER INCOME/EXPENSE
Interest expense                           (847,875)           --        (1,262,439)
Interest income                              27,260            --            41,157
Gain on sale of assets                        4,256            --            13,732
Carrying value impairment adjustment
on investments in other
companies                                      --              --          (137,230)
                                       ------------    ------------    ------------
Total other income/expense                 (816,359)           --        (1,344,780)
                                       ------------    ------------    ------------

NET LOSS                               $ (3,780,883)   $ (1,777,766)   $(30,220,239)
PREFERRED STOCK DIVIDENDS                      --             5,000            --
                                       ------------    ------------    ------------
NET LOSS AVAILABLE TO COMMON
SHAREHOLDERS                           $ (3,780,883)   $ (1,782,766)   $(30,220,239)
                                       ============    ============    ============
BASIC AND DILUTED
LOSS PER SHARE                         $      (0.03)   $      (0.02)
Loss per share                                                  --
                                       =============   ============
TOTAL BASIC AND DILUTED
 LOSS PER SHARE
AVAILABLE TO COMMON
SHAREHOLDERS                           $       (0.03)  $      (0.02)
                                       =============   ============
WEIGHTED-AVERAGE COMMON
SHARES OUTSTANDING                       111,814,117     99,398,246
                                       =============   ============

* See Notes to Consolidated Financial Statements - Note 2 Restatements and Reclassifications.


The accompanying notes are an integral part of these financial statements.

                        COMPOSITE TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003
                                   (UNAUDITED)
              AND FOR THE PERIOD FROM MARCH 28, 2001 (INCEPTION) TO
                                December 31, 2004
                                   (UNAUDITED)

                                                                        For the
                                                                        Period from
                                                                        March 28,2001
                                               For the Three            (Inception)to
                                          Months Ended December 31,     December 31,
                                        ----------------------------    2004
                                            2004                        (unaudited)
                                         Restated*          2003        Restated*
                                        ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                $ (3,780,883)   $ (1,777,766)   $(30,220,239)
Adjustments to reconcile
net loss to net cash used in
operating activities
Accretion of deferred gain                   (20,666)             --         (30,142)
Loss on sale of fixed assets                  16,410              --          16,410
Depreciation                                 111,376           9,192         287,590
Amortization of prepaid expenses
originally paid with common stock                 --         190,000         218,993
Interest on fixed conversion features        626,996              --         892,165
Expense related to fair value of
vested options                                40,325         104,451       1,341,675
Issuance of common stock for
services                                          --          28,050       8,585,555
Issuance of common stock for legal
services                                          --              --         832,750
Issuance of warrants for legal
settlement                                        --              --          11,750
Compensation expense related to
modification of options                           --              --         364,277
Compensation expense related to
Modification of warrants                          --              --       1,540,000
Compensation expense related to
issuances of common stock at
less than fair value                              --              --         603,500
Issuance of warrants for services             86,000              --       1,960,360
Carrying value impairment adjustment
on investments in other companies                 --              --         137,230

(Increase) decrease in Assets
Restricted Cash                           10,010,060              --              --
Inventory                                   (343,943)             --      (1,132,742)
Accounts Receivable                            1,994              --      (2,500,000)
Prepaid expenses                              66,053          74,036        (161,807)
Other Assets                                 (47,921)             --        (257,521)
Increase (decrease) in
Accounts payable - trade                    (669,974)        110,072       1,166,556
Accrued legal settlement                          --         (42,665)             --
Accrued payroll and related
expenses                                      (3,618)         79,911         119,003

Accrued interest payable                          --              --          13,101
Accrued officer compensation                  (8,942)             --         255,619
Deferred Revenue                                  --              --         564,750

                                        ------------    ------------    ------------
Net cash used in operating
activities                                 6,083,267      (1,224,719)    (15,391,167)
                                        ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment          (230,716)       (151,363)     (1,301,008)
Sale of property and equipment                93,015              --         593,015
Investments in other companies                    --              --         (40,000)
                                        ------------    ------------    ------------
Net cash provided by (used in)
Investing activities                        (137,701)       (151,363)       (747,993)
                                        ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Common stock subscription
receivable                                        --         (98,522)             --
Payment for costs associated with
the sale of common stock                          --        (220,030)       (237,030)
Proceeds from issuance of convertible
debenture                                         --              --      15,000,000
Proceeds from notes payable                       --              --         253,000
Payments on capital lease assets             (65,684)             --        (131,302)
Proceeds from sale of preferred stock             --              --         132,000
Proceeds from exercise of options             30,000              --         590,000
Proceeds from exercise of warrants           859,620         234,682       3,756,398
Proceeds from sale of common stock                --       3,265,105       6,476,211
                                        ------------    ------------    ------------
Net cash provided by financing
 activities                                  823,936       3,181,235      25,839,277
                                        ------------    ------------    ------------
Net increase/(decrease) in cash and
cash equivalents                        $  6,769,502    $  1,805,153    $  9,700,117
CASH AND CASH EQUIVALENTS, BEGINNING
OF PERIOD                                  2,930,615       1,130,498              --
                                        ------------    ------------    ------------
CASH AND CASH EQUIVALENTS, END OF
PERIOD                                  $  9,700,117    $  2,935,651    $  9,700,117
                                        ============    ============    ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION
INTEREST PAID                           $    220,879    $         --    $    629,927
INCOME TAX PAID                         $      1,600              --    $      1,600
                                        ============    ============    ============

* See Notes to Consolidated Financial Statements - Note 2 Restatements and Reclassifications.


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

During the first quarter of fiscal 2005, the Company issued 1,083,592 warrants in connection with obtaining an amendment to the August, 2004 Debenture held by Midsummer Investment, Ltd, Bristol Investment Fund, Ltd, Islandia L.P. and Omicron Master Trust. Each warrant entitles the holder to purchase one share of unregistered, restricted common stock at $3.23 per share and expires on November 19, 2008. The warrants were valued using the modified Black-Scholes-Merton option pricing model with a risk free rate of 3.66%, a life of four years, a volatility of 73%, a 0% dividend rate and a market price of $3.23 per share. The Company recorded $1,993,523 of additional debt discount for the warrants issued.

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

NOTE 2 - RESTATEMENTS AND RECLASSIFICATIONS

The financial statements included herein have been restated to correct the following:

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

In May, 2006, the Company determined that the accounting treatment of the issuance of warrants in November, 2004 for the release of $10,000,000 from our August, 2004 Debenture issue was improperly expensed to legal, professional, and consulting expense as incurred. During the quarter ended December 31, 2004, we had expensed $1,993,523 which was the fair value of the warrants issued to the debenture holders. Under the guidance of EITF 96-19 "Debtors Accounting of a Modification or Exchange of Debt Instruments" the issuance of the warrants constituted a modification of a convertible debt instrument. Accordingly, the fair value of the additional warrants issued in November, 2004 should have been deferred and amortized as an adjustment of interest expense over the remaining term of the debentures using the interest method.

All adjustments related to non-cash expense items and as such there was no impact to the net cash provided by (used in) operating activities for the periods presented. The change to the net loss balance was offset in full by changes to the non-cash expense items described below.

Below is the effect to the Balance Sheet as of December 31, 2004 and the Statements of Operations for the three months ended December 31, 2003 and 2004:

Balance Sheet as of December 31, 2004

                               As
                           Originally      Restatement
                            Reported       Adjustment        As Restated
                          ------------    ------------       ------------
Convertible notes,
 net of unamortized
 discount                 $  9,431,446      (1,993,523) 3
                                                96,656  4       7,534,579
                          ------------    ------------       ------------
Total Liabilities           12,487,369      (1,896,867)        10,493,846
                          ============    ============       ============
Shareholders' Deficit
  Additional Paid in
    Capital               $ 34,896,362    $    364,277  1    $ 35,260,639
                          ------------    ------------       ------------
Deficit accumulated
 during the
 development stage         (31,752,829)       (364,277) 1
                                             1,993,523  3
                                               (96,656) 4     (30,220,239)
                          ------------    ------------       ------------
Total Shareholders'
 equity                   $  2,934,438       1,896,867          4,831,305
                          ============    ============       ============

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
                                          ==================  =================      =================

Statement of Operations for Three months ended December 31, 2004

                           As Originally     Restatement
                             Reported        Adjustment        As Restated
                          --------------   --------------     --------------
Legal, Professional and
Consulting                $    2,855,830   $   (1,993,523) 3  $      862,307
                          --------------   -----------------  ------------------

Interest expense                (751,219)         (96,656) 4        (847,875)
                          --------------   -----------------  ------------------

Net Loss                  $   (5,677,750)  $    1,896,867     $   (3,780,883)
                          ==============   =================  ==================
Basic and Diluted Loss per
 Share                    $        (0.05)  $         0.02     $        (0.03)
Weighted-Average
 Common Shares
 Outstanding                 111,814,117      111,814,117        111,814,117
                          ==============   =================  ==================

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

3) During the quarter ending December 31, 2004, the Company recorded as legal, professional, and consulting expense $1,993,523 which represented the fair value of approximately $1.84 per warrant for 1,083,592 warrants issued as compensation to the August, 2004 Debenture holders to obtain the release of $10,000,000 of escrowed funds pursuant to the August, 2004 Debenture offering. Under the guidance of EITF 96-19 "Debtors Accounting of a Modification or Exchange of Debt Instruments" the issuance of the warrants constituted a modification of a convertible debt instrument. Accordingly, the fair value of the additional warrants issued in November, 2004 should have been deferred and amortized as an adjustment of interest expense over the remaining term of the debentures using the interest method. The impact on the loss per share for the quarter ended December 31, 2004 was to decrease the loss per share by $0.02 per share.

4) Balance represents the additional interest expense of $96,656 which should have been recorded as a result of the debt discount recorded for the restated warrant fair value as described in 3) above. The balance represents the additional discount of $1,993,523 amortized over the remaining 33 months of the debt including the entire month of December and the partial month of November, 2004.

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

Stock-Based Compensation

The Company accounts for Stock Based Compensation according to the guidelines of Staff Accounting Bulletin No. 107 which incorporates the interaction between Statement of Financial Accounting Standards Statement 123 and certain SEC rules and regulations. SFAS No. 123, "Accounting for Stock Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," defines a fair value based method of accounting for stock-based compensation. However, SFAS No. 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25,"Accounting for Stock Issued to Employees." Entities electing to remain with the accounting method of APB No. 25 must make pro forma disclosures of net income and earnings per share as if the fair value method of accounting defined in SFAS No. 123 had been applied. The Company has elected to account for its stock-based compensation to employees using the intrinsic value method under APB No. 25. In December 2004, SFAS No. 123 was revised and eliminated the ability to account for share-based compensation transactions using the intrinsic value method under APB Opinion No. 25, effective the first interim or annual period beginning after June 15, 2005 for public companies. The effective date for the Company will be the beginning of the fourth quarter of fiscal 2005.

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

                                                   Three months      Three months
                                                      ended              ended
                                                 December 31,2004   December 31,2003
                                                 ----------------   ----------------
                                                 Restated-Note 2
Net loss, as reported                            $     (3,780,883)  $     (1,777,766)
Add stock based employee compensation
expense included in net income, net of tax
Deduct total stock based employee compensation
Expense determined under fair value method
 for all awards, net of tax                              (419,242)           (75,242)
                                                 ----------------   ----------------
Net loss, pro forma                              $     (4,200,125)  $     (1,853,008)
                                                 ================   ================

Earnings per common share
Basic, as reported                               $          (0.03)  $          (0.02)
Basic, pro forma                                 $          (0.04)  $          (0.02)
Diluted, as reported                             $          (0.03)  $          (0.02)
Diluted, pro forma                               $          (0.04)  $          (0.02)


Principles of Consolidation

The consolidated financial statements include the accounts of Composite Technology Corporation and its wholly owned subsidiaries (collectively, the "Company"). All significant inter-company accounts and transactions are eliminated in consolidation.

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

NOTE 6- COMMITMENT AND CONTINGENCIES

In November 2004, the Company committed to a $450,000 capital lease with a financial institution. The lease was partially funded during the quarter, with the balance expected to be funded during the second quarter of fiscal 2005. When fully funded, the Company will be obligated to pay total monthly lease payments of $14,197 for a total of 42 months and will have the option to purchase the equipment for fair market value, subject to a minimum of 10% and maximum of 20% of equipment cost. The Company has paid a deposit of $20,857 relating to the $208,570 balance of the lease commitment and is awaiting delivery of the equipment. The Company allocated 12,362 Series U warrants as part of the lease terms (See Note 7- Shareholders' Equity).

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

The Company has a $3 million commitment for equipment lease financing, subject to completing due diligence, from a financial institution. The lease is for a term of 42 months, has total monthly payments of $84,240 if fully funded and, at the end of the lease term, the Company has the option of purchasing the equipment for fair market value, subject to a minimum and maximum of 20% of equipment cost. As part of this commitment, the Company made a deposit of $5,000 and allocated 70,055 Series U warrants to be paid upon lease funding as part of the lease terms (See Note 7 - Shareholders' Equity).

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
                                                    ==========

WARRANTS

During the first quarter of fiscal 2005, the Company approved for issuance 82,417 Series U warrants to two entities in connection with obtaining equipment lease financing for the Company. Each Series U warrant entitles the holder to purchase one share of unregistered, restricted common stock at $1.83 per share and expires on August 18, 2008. The Company may, subject to a 20 day notice, call the warrants if the common stock price is equal to or exceeds 200% of the exercise price. The Company valued the warrants using the modified Black-Scholes-Merton option pricing model with a risk free rate of 3.66%, a life of four years, a volatility of 73%, a 0% dividend rate and a market price of $1.83 per share. The Company recognized $86,000 of compensation expense for services rendered recorded in Legal, Consulting, and Professional Fees expense. The warrants have not been issued as of December 31, 2004.

In addition, during the first quarter of fiscal 2005, the Company issued 1,083,592 warrants in connection with obtaining an amendment to the August, 2004 Debenture held by Midsummer Investment, Ltd, Bristol Investment Fund, Ltd, Islandia L.P. and Omicron Master Trust. Each warrant entitles the holder to purchase one share of unregistered, restricted common stock at $3.23 per share and expires on November 19, 2008. The warrants were valued using the modified Black-Scholes-Merton option pricing model with a risk free rate of 3.66%, a life of four years, a volatility of 73%, a 0% dividend rate and a market price of $3.23 per share and the Company recorded $1,993,523 of additional debt discount. See also Note 2 Restatement and Reclassifications.

We relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act of 1933 as amended for the issuance of these securities. All of the recipients took their securities for investment purposes without a view to distribution and had access to information concerning the Company and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the acquisition of these securities.

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
                                                      ===========

NOTE 8 - SUBSEQUENT EVENTS

On January 11, 2005, the Company announced the resignation of Mr. William Arrington, as President and Chief Operating Officer, effective as of January 5, 2005, to take up a new position as Senior Vice President, Office of the Chief Executive Officer that will enable him to focus on public relations and strategic marketing of the Company's products in addition to assisting the Chief Executive Officer in the fulfillment of his duties. On January 5, 2005, the board of directors of the Company appointed a consultant as Acting Chief Operating Officer.

Effective January 1, 2005, the Company committed to a sale and leaseback of $21,500 of manufacturing equipment as part of the $450,000 capital lease financing discussed in Note 6 - Commitments and Contingencies.

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

RESTATEMENTS

In May, 2005, the Company determined that certain fiscal 2004 transactions with employee and settlements of former employee stock options that were exercised on a "cashless" basis were improperly recorded. For these transactions, the exercise price was allowed to be paid for in shares of the stock exercised. Under FIN 44, such changes are considered to be modifications of the option grant and the transactions are required to be accounted for at the fair value of the stock issued on the date of the cashless exercise. The Company filed Form 10-Q/A on August 8, 2005 to correct this error.

In May, 2006, the Company determined that the accounting treatment of the issuance of warrants in November, 2004 for the release of $10,000,000 from our August, 2004 Debenture issue was improperly expensed to legal, professional, and consulting expense as incurred. During the quarter ended December 31, 2004, we had expensed $1,993,523 which was the fair value of the warrants issued to the debenture holders Under the guidance of EITF 96-19 "Debtors Accounting of a Modification or Exchange of Debt Instruments" the issuance of the warrants constituted a modification of a convertible debt instrument. Accordingly, the fair value of the additional warrants issued in November, 2004 should have been deferred and amortized as an adjustment of interest expense over the remaining term of the debentures using the interest method.

See Note 2- Restatements and Reclassifications for additional guidance.

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

PRODUCT SALES. Product revenues are generally recognized when product shipment has been made and title has passed to the end user customer. Product revenues consist primarily of revenue from the sale of: (i) wrapped composite core to utilities either sold directly by the Company or through our distributor, (ii) composite core sold to a cable wrapping partner not subject to a distributor agreement and where title passes to the partner, or (iii) cable core hardware sold to utility companies. For most product sales, we expect that the terms of sales generally will not contain provisions that will obligate us to provide additional products or services after installation to end users. We recognize revenue: (i) upon shipment when products are shipped FOB shipping point or (ii) upon delivery at the customer's location when products are shipped FOB destination.

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

Stock-Based Compensation

The Company accounts for Stock Based Compensation according to the guidelines of Staff Accounting Bulletin No. 107 which incorporates the interaction between Statement of Financial Accounting Standards Statement 123 and certain SEC rules and regulations. SFAS No. 123, "Accounting for Stock Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," defines a fair value based method of accounting for stock-based compensation. However, SFAS No. 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25,"Accounting for Stock Issued to Employees." Entities electing to remain with the accounting method of APB No. 25 must make pro forma disclosures of net income and earnings per share as if the fair value method of accounting defined in SFAS No. 123 had been applied. The Company has elected to account for its stock-based compensation to employees using the intrinsic value method under APB No. 25. In December 2004, SFAS No. 123 was revised and eliminated the ability to account for share based compensation transactions using the intrinsic value method under APB Opinion No. 25, effective the first interim or annual period beginning after June 15, 2005 for public companies. The effective date for the Company will be the beginning of the fourth quarter of fiscal 2005.

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

                                                   Three months        Three months
                                                      ended               ended
                                                 December 31,2004    December 31,2003
                                                 ----------------    ----------------
                                                 Restated Note-2
Net loss, as reported                            $     (3,780,883)   $     (1,777,766)
Add stock based employee compensation
expense included in net income, net of tax
Deduct total stock based employee compensation
Expense determined under fair value method
 for all awards, net of tax                              (419,242)            (75,242)
                                                 ----------------    ----------------
Net loss, pro forma                              $     (4,200,125)   $     (1,853,008)
                                                 ================    ================

Earnings per common share
Basic, as reported                               $          (0.03)   $          (0.02)
Basic, pro forma                                 $          (0.04)   $          (0.02)
Diluted, as reported                             $          (0.03)   $          (0.02)
Diluted, pro forma                               $          (0.04)   $          (0.02)

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

The following common stock equivalents were excluded from the calculation of diluted loss per share for the three months ended December 31, 2004 and 2003 since their effect would have been anti-dilutive:

                                                        December 31
                                                 ------------------------
                                                    2004          2003
                                                 ----------    ----------
     Series B convertible preferred stock                --        80,000
     Options to acquire common stock              7,195,336     7,897,740
     Warrants to acquire common stock            11,748,282    13,189,569
     August, 2004 Debentures, if converted        8,982,036            --
                                                 ----------    ----------
     Total                                       27,905,654    21,167,309

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

RESULTS OF OPERATION

Three Months Ended December 31, 2004 and December 31, 2003

PRODUCT REVENUES. Product revenues for the three months ended December 31, 2004 consist of revenue from the sale of ACCC Cable products to utility companies on a "trial" basis that enables these companies to assess our technology on a use basis. The cable sold does not have a right of return. Product revenues increased from $0 for the three months ending December 31, 2003 to $46,485 for the three months ending December 31, 2004. The dollar increase was due to increased ACCC cable trials by utility companies.

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

LEGAL, PROFESSIONAL, AND CONSULTING EXPENSE. Legal, professional, and consulting expense consisted primarily of professional legal and accounting fees, business strategy consulting, and financing related expenses. Legal, professional, and consulting expenses increased $426,000 or 98% from $435,837 in the first quarter of fiscal 2004 to $862,307 in the first fiscal 2005 quarter. For the three month period ended December 31, 2004, the dollar increase was primarily due to $86,000 in non-cash compensation expense related to warrants issued for capital lease fees, $363,000 in finders fees paid in cash, $81,000 in decreased legal fees incurred relating to SEC and litigation work performed by outside counsel, and $59,000 increase in audit and professional accounting fees.

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

INTEREST EXPENSE. Interest expense increased to $847,875 in the first quarter of fiscal 2005 from $0 in the prior year quarter. The increase was due to cash interest expense and amortization of the debt discount related to the Convertible Subordinated Debentures that closed on August 17, 2004.

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

Net Loss

Our net loss increased to $3.8 million in the three months ended December 31, 2004 compared to $1.7 million during the corresponding period in 2003. The increase in 2004 from 2003 of $2.1 million was due primarily to expense increases consisting of $0.85 million in increased employee headcount, consulting, supplies, equipment, and additional overhead expenses related to preparation for full production of our core product, $0.45 million of non-recurring expenses related to our $15 million debentures,and $0.8 million in interest expense on our $15.0 million debentures.

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

For the three months ended December 31, 2004, we had a net loss of $3.8 million. At December 31, 2004, we had $9.7 million of cash and cash equivalents, which represented an increase of $6.8 million from September 30, 2004. The increase was due to the transfer of $10.0 million of cash from restricted cash related to the August, 2004 Debentures offset by $3.2 million of net change in cash.

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

During this quarter, we sought to strengthen our operational management specifically in relation to increasing our production capabilities and in the strategic marketing arena. These efforts culminated, subsequent to the end of the first quarter, in the appointment of a new Acting Chief Operating Officer, Brian Brittsan, who has had considerable experience in managing companies as they take new technology products into the commercial production stage of operations. It is hoped that following a probationary period Mr. Brittsan will be appointed Chief Operating Officer and become an officer of the Company. In addition, we strengthened our financial management with the engagement of Bradford Wheatley as a consultant to assist the Acting Chief Financial Officer, Benton Wilcoxon, in the fulfillment of his duties. It is hoped that following a probationary period Mr. Wheatley will be appointed to the position of Chief Financial Officer and become an officer of the Company. Mr. Wheatley has extensive experience in accessing capital markets, as well as in accounting and financial management, important background as we commit resources to ramping up production.

Mr. William Arrington, our former Chief Operating Officer, has been appointed Senior Vice President, Office of the Chief Executive Officer, a new position that will enable Mr. Arrington to focus on public relations and strategic marketing of our products in addition to assisting the Chief Executive Officer in the fulfillment of his duties.

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
-------------------------------------------------------------------------------------------------------------------------------

While we have raised significant capital through our August, 2004 Debenture offering, we anticipate that sales of our ACCC cable will not be sufficient to sustain our operations, and further anticipate that we will continue to incur net losses due to our costs exceeding our revenues for an indefinite period of time. If existing cash and cash generated from operations are insufficient to satisfy our liquidity requirements, we may seek to raise additional capital through issuances of equity or debt securities. Any additional financing may not be available in amounts or on terms acceptable to us, or at all.

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

For the three months ended December 31, 2004, we had a net loss of $3,780,883 and positive cash flows from operations of $6,083,266. For the fiscal year ended September 30, 2004, we had a net loss of $14,687,874 and negative cash flows from operations of $18,735,430. For the fiscal years ended September 30, 2003 and 2002, we had net losses of $6,771,252 and $4,523,953, respectively. For the same periods, we had negative cash flows from operations of $2,022,935 and $715,923, respectively.

As of December 31, 2004, our accumulated deficit was $30,220,239.

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

ITEM 4: CONTROLS AND PROCEDURES

Based on an evaluation under the supervision and with the participation of the Company's management, including the Chief Executive Officer, the financial consultant assisting the acting Chief Financial Officer, and the acting Chief Operating Officer, the Company's principal executive officer and principal financial officer has concluded that the Company's disclosure controls and procedures (as defined under the Securities Exchange Act of 1934, as amended (Exchange Act)) were not effective as of December 31, 2004 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

ITEM 2--UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the first quarter of fiscal 2005, the Company issued 1,083,592 warrants to four accredited investors in connection with an amendment to the Company's August, 2004 Debenture issue. Each warrant entitles the holder to purchase shares of common stock at $3.23 per share and expires on November 19, 2008.

We relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act of 1933 as amended for the issuance of these securities. All of the recipients took their securities for investment purposes without a view to distribution and had access to information concerning the Company and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the acquisition of these securities.

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

(12) Incorporated herein by reference to Form 8-K filed with the U.S. Securities and Exchange Commission on January 18, 2005.

(13) Incorporated herein by reference to Form SB-2 filed with the U.S. Securities and Exchange Commission on January 25, 2005.

(14) Incorporated herein by reference to Form 10-Q filed with the U.S. Securities and Exchange Commission on February 14, 2005.

(15) Incorporated herein by reference to Form 10-KSB/A filed with the U.S. Securities and Exchange Commission on August 8, 2005.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 2 to Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   COMPOSITE TECHNOLOGY CORPORATION
                                   (Registrant)


                                   By: /s/ Benton H Wilcoxon
                                   -------------------------
                                   Benton H Wilcoxon
                                   Chief Executive Officer

May 31, 2006