Form 10-Q/A
period 2005-03-31
COMPOSITE TECHNOLOGY CORP
filed 2006-06-01
CIK 317477

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

YES |X| NO |_|

Indicate the number of shares outstanding of the issuer's common stock as of May 2, 2005

            CLASS                              NUMBER OF SHARES OUTSTANDING
            -----                              ----------------------------
   Common Stock, par value                          114,541,414 shares
       $0.001 per share

================================================================================

EXPLANATORY NOTE

This Amendment No. 2 to the quarterly report on Form 10-Q/A of Composite Technology Corporation (the Company) for the quarterly period ended March 31, 2005 is being filed in order to amend the quarterly report to restate the financial statements to reflect the correction of an error as discussed in Note 2.

As described in the Form 8-K filed by the Company with the Securities and Exchange Commission on May 11, 2006, the Company announced it will restate its financial statements for the quarter ending March 31, 2005. The restatement reflects the Company's determination that it did not correctly capitalize the fair value of warrants issued pursuant to a modification of the August, 2004 Debenture agreement ("Debentures"). The Company determined that approximately $1,994,000 previously expensed in November, 2004 should have been capitalized and expensed over the remaining life of the Debentures resulting in an expense increase of approximately $181,000 for the three months ended March 31, 2005 and a decrease of approximately $1,713,000 for the six months ended March 31, 2005. The restatement resulted in an increase in the basic and fully diluted loss per share of less than $0.01 for the three months ended March 31, 2005 and a decrease in the basic and fully diluted loss per share of $0.02 for the six months ended March 31, 2005. This restatement is in addition to the prior restatement reflected in the Company's Form 10-Q/A filed on August 8, 2005 described in Note 2.

Except for the foregoing amended information required to reflect the effects of the restated consolidated financial statements, this Form 10-Q/A continues to describe conditions as presented in the original report on Form 10-Q and the first amended Form 10-Q/A.. The Form 10-Q/A does not reflect events occurring after the filing of the Form 10-Q, or modify or update those disclosures, including exhibits to the Form 10-Q affected by subsequent events. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-Q on May 3, 2005 as amended by the filing of Form 10-Q/A on August 8, 2005. Accordingly, this Form 10-Q/A should be read in conjunctions with filings made with the SEC subsequent to the filing of the original Form 10-Q, including any amendments to those filings. The following items have been amended (and conforming changes have been made where indicated as restated) as a result of the restatement:

Part I, Item 1 - Consolidated Financial Statements and Notes to Consolidated Financial Statements

     o   Consolidated Financial Statements

     o   Note 2 - Restatement and Reclassifications

     o   Note 4 - Summary of Significant Accounting Policies

     o   Note 7 - Shareholders' Equity

Part I, Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

         o    Restatement of Financial Statements

         o    Overview

         o    Results of Operations

Part I, Item 4 - Controls and Procedures

Part II, Item 6 - Exhibits

                        COMPOSITE TECHNOLOGY CORPORATION
        Amendment No. 2 to Form 10-Q for the Quarter ended March 31, 2005
                                Table of Contents

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION
Item 1 Financial Statements (Restated)                                        3
Item 2 Management's Discussion and Analysis of Financial Condition and
       Results of Operations                                                 15
Item 3 Quantitative and Qualitative Disclosures About Market Risk            31
Item 4 Controls and Procedures                                               31

PART II - OTHER INFORMATION
Item 1 Legal Proceedings                                                     32
Item 2 Unregistered Sales of Equity Securities and Use of Proceeds           35
Item 3 Defaults on Senior Securities                                         35
Item 4 Submission of Matters to a Vote of Security Holders                   36
Item 5 Other Information                                                     36
Item 6 Exhibits                                                              37
SIGNATURE                                                                    40

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                        COMPOSITE TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
                           CONSOLIDATED BALANCE SHEET
                                   (unaudited)

                                                          March 31, 2005  September 30, 2004
                                                             Restated*        Restated*
                                                          --------------  ------------------
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                      6,659,967       2,930,615
Restricted Cash                                                       --      10,010,060
Accounts receivable, net                                       2,500,000       2,501,994
Inventory                                                      1,162,528         788,799
Prepaid expenses and other current assets                        434,761         378,052
                                                            ------------    ------------

Total current assets                                          10,757,256      16,609,520

PROPERTY AND EQUIPMENT, net                                    2,459,438       1,253,123
OTHER ASSETS                                                     224,026         218,600
                                                            ------------    ------------

TOTAL ASSETS                                                $ 13,440,720    $ 18,081,243
                                                            ------------    ------------

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable - trade                                    $  1,572,529    $  1,841,535
Accrued payroll and related expenses                             109,583         122,621
Accrued legal settlement                                         116,366              --
Deferred revenue                                                 564,750         564,750
Accrued officer compensation                                     255,619         264,561
Deferred gain on sale of fixed assets                             26,110          49,569
Lease obligation - current                                       384,813         251,782
                                                            ------------    ------------

Total current liabilities                                      3,029,770       3,094,818
                                                            ------------    ------------

LONG TERM LIABILITIES
Convertible notes, net of unamortized debt discount
  of $6,753,852 and $6,098,894                                 8,246,148       8,901,106
Lease obligation - long-term                                     653,643         482,600
                                                            ------------    ------------

Total long-term liabilities                                    8,899,791       9,383,706
                                                            ------------    ------------

Total Liabilities                                             11,929,561      12,478,524
                                                            ------------    ------------

SHAREHOLDERS' EQUITY
Common stock, $.001 par value 200,000,000 shares
  authorized 114,541,414 and 110,841,320 shares
  issued and outstanding                                         114,541         110,841

Deferred compensation - stock options                           (159,950)       (362,925)
Additional paid-in capital                                    36,397,746      32,294,159
Deficit accumulated during the development stage             (34,841,178)    (26,439,356)
                                                            ------------    ------------

Total shareholder's equity                                     1,511,159       5,602,719
                                                            ------------    ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $ 13,440,720    $ 18,081,243
                                                            ------------    ------------


* See Notes to Consolidated Financial Statements - "Note 2 - Restatements and Reclassifications."

The accompanying notes are an integral part of these financial statements

                        COMPOSITE TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (UNAUDITED)
                FOR THE SIX MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (UNAUDITED)
               AND FOR THE PERIOD FROM MARCH 28, 2001 (INCEPTION)
                                TO MARCH 31, 2005
                                   (UNAUDITED)

                                                                                                                 For the Period
                                                                                                                   from March
                                  Three Months        Three Months         Six Months         Six Months            28, 2001
                                 ended March 31,     ended March 31,     ended March 31,     ended March 31,       (Inception)
                                       2005               2004                2005               2004           to March 31, 2005
                                ----------------    ----------------    ----------------    ----------------    ----------------
                                    Restated*           Restated*           Restated*           Restated*           Restated*
                                ----------------    ----------------    ----------------    ----------------    ----------------
Revenue:
     Product Sales              $             --    $             --    $         46,485    $             --    $         46,485
     Consulting Revenue                       --                  --                  --                  --           2,500,000
                                ----------------    ----------------    ----------------    ----------------    ----------------

Total Revenue                                 --                  --              46,485                  --           2,546,485

Cost of production sales sold                 --                  --              30,894                  --              30,894
Cost of consulting revenue                    --                  --                  --                  --             314,548
                                ----------------    ----------------    ----------------    ----------------    ----------------

Gross margin                                  --                  --              15,591                  --           2,201,043

OPERATING EXPENSES
Officer compensation                      71,453              90,335             126,838             185,335           1,566,738
General and administrative               783,230           1,105,825           1,381,837           1,568,637           6,420,123
Legal, professional, &                 1,308,586             386,416           2,140,893             822,253          13,531,116
consulting
Research and development               1,139,749           1,515,676           2,219,400           1,978,985           9,679,873
Sales and Marketing                      232,453             254,221             505,242             565,838           3,126,534
Depreciation                             124,952              22,047             236,328              31,238             412,542
                                ----------------    ----------------    ----------------    ----------------    ----------------

Total operating expenses               3,660,423           3,374,520           6,640,538           5,152,286         (34,736,926)
                                ----------------    ----------------    ----------------    ----------------    ----------------

LOSS FROM OPERATIONS                  (3,660,423)         (3,374,520)         (6,624,947)         (5,152,286)        (32,358,830)
                                ----------------    ----------------    ----------------    ----------------    ----------------

OTHER INCOME /EXPENSE
Interest expense                        (964,800)               (147)         (1,812,674)               (147)         (2,227,238)
Interest income                            5,284                  --              32,544                  --              46,441
Gain on sale of assets                        --                  --               4,256                  --              13,732
Carrying value impairment
adjustment on investments in
other companies                           (1,000)                 --              (1,000)                 --            (138,230)
                                ----------------    ----------------    ----------------    ----------------    ----------------

Total other income/expense              (960,516)               (147)         (1,776,874)               (147)         (2,305,295)
                                ----------------    ----------------    ----------------    ----------------    ----------------

NET LOSS                        $     (4,620,938)   $     (3,374,667)   $     (8,401,821)   $     (5,152,433)   $    (34,841,178)
                                ----------------    ----------------    ----------------    ----------------    ----------------

BASIC AND DILUTED LOSS PER
SHARE                           $          (0.04)   $          (0.03)   $          (0.07)   $          (0.05)

TOTAL BASIC AND DILUTED LOSS
PER SHARE AVAILABLE TO COMMON
SHAREHOLDERS                    $          (0.04)   $          (0.03)   $          (0.07)   $          (0.05)

WEIGHT-AVERAGE COMMON SHARES
OUTSTANDING                          114,227,327         102,155,003         113,020,722         100,775,400
                                ----------------    ----------------    ----------------    ----------------


* See Notes to Consolidated Financial Statements - "Note 2 - Restatements and Reclassifications."

The accompanying notes are an integral part of these financial statements.

                        COMPOSITE TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE SIX MONTHS ENDED MARCH 31, 2005 AND 2004 (UNAUDITED)
      AND FOR THE PERIOD FROM MARCH 28, 2001 (INCEPTION) TO March 31, 2005
                                   (UNAUDITED)

                                                                                                             For the Period
                                                                                                               from March
                                                                                 For the       For the six       28,2001
                                                                               six months     months ending  (Interception)
                                                                             ending March 31,   March 31,      to March 31,
                                                                                  2005           2004             2005
                                                                              ------------    ------------    ------------
                                                                               Restated*       Restated*       Restated*
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                      $ (8,401,821)    $(5,152,286)   $(34,841,178)
Adjustments to reconcile net loss to net cash used in operating activities:
    Accretion of deferred gain on PP&E                                             (23,459)             --         (32,935)
    Loss on sale of fixed assets                                                    16,411              --          16,411
    Depreciation                                                                   124,952          31,239         301,166
    Amortization of prepaid expenses originally paid with common stock                  --         325,199         218,993
    Interest on fixed conversion features                                        1,338,565              --       1,603,734
    Issuance of common stock for services                                          271,765         133,549       8,857,320
    Issuance of common stock for legal settlements                                      --              --         832,750
    Issuance of warrants for services                                               86,000              --       1,960,360
    Issuance of warrants for legal settlement                                           --              --          11,750
   Expense related to issuance of common stock at less than fair value                  --              --         603,500
   Compensation expense related to fair value of stock options                     202,975         208,901       1,504,325
   Compensation expense related to modification of stock options                        --         282,651         364,277
   Compensation expense related to modification of stock warrants                       --              --       1,540,000
   Carrying value impairment adjustment on investments in other companies            1,000              --         138,230

(Increase) decrease in Assets:
   Restricted Cash                                                              10,010,060              --              --
   Accounts Receivable                                                               1,994              --      (2,500,000)
   Inventory                                                                      (361,855)             --      (1,150,654)
   Prepaid Expenses                                                                115,911        (203,984)         94,410
   Capitalized construction costs                                                  (11,874)             --        (218,153)
   Other assets                                                                    (66,668)             --        (276,268)
Increase (Decrease) in Liabilities
   Accounts payable - trade                                                       (269,006)        978,130       1,580,546
   Accrued legal settlement                                                        116,366         (49,066)        116,366
   Accrued payroll and related expenses                                            (13,038)         22,043         109,583
   Accrued officer compensation                                                     (8,942)          7,385         255,619
   Deferred revenue                                                                     --         303,500         564,750
                                                                              ------------    ------------    ------------
Net cash provided by (used in) operating activities                              3,129,335      (3,112,739)    (18,345,098)
                                                                              ------------    ------------    ------------

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of property and equipment                                                (895,795)       (656,403)     (1,966,088)
Proceeds from sale of assets                                                            --              --         500,000
Investments in other companies                                                          --              --         (40,000)
                                                                              ------------    ------------    ------------
Net cash provided by (used in) investing activities                               (895,795)       (656,403)     (1,506,088)
                                                                              ------------    ------------    ------------

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible debentures                                        --              --      15,000,000
Proceeds from notes payable                                                             --              --         253,000
Payments on capital lease assets                                                  (147,809)             --        (213,427)
Proceeds from sale of preferred stock                                                   --              --         132,000
Proceeds from exercise of options                                                  195,000              --         755,000
Proceeds from exercise of warrants                                               1,448,621         219,375       4,345,399
Common Stock Subscription Receivable                                                    --         (98,522)             --
Proceeds from sale of common stock                                                      --       3,403,504       6,476,211
Payment for costs associated with the sale of common stock                              --        (220,030)       (237,030)
                                                                              ------------    ------------    ------------
Net cash provided by financing activities                                        1,495,812       3,304,327      26,511,153
                                                                              ------------    ------------    ------------

Net increase/(decrease) in cash and cash equivalents                             3,729,352        (464,815)      6,659,967
CASH AND CASH EQUIVALENTS, BEGINNING OF  PERIOD                                  2,930,615       1,130,498              --
                                                                              ------------    ------------    ------------

CASH AND CASH EQUIVALENTS, END OF  PERIOD                                     $  6,659,967    $    665,683    $  6,659,967
                                                                              ============    ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW  INFORMATION
INTEREST PAID                                                                 $    501,690    $         --    $    884,486
INCOME TAX PAID                                                               $      1,600    $         --    $      1,600
                                                                              ------------    ------------    ------------


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

During the first quarter of fiscal 2005, the Company issued 1,083,592 warrants in connection with obtaining an amendment to the Debenture held by Midsummer Investment, Ltd, Bristol Investment Fund, Ltd, Islandia L.P. and Omicron Master Trust. Each warrant entitles the holder to purchase one share of unregistered, restricted common stock at $3.23 per share and expires on November 19, 2008. The warrants were valued using the modified Black-Scholes-Merton option pricing model at a fair value per warrant of $1.84 and the Company recognized $1,993,809 as additional debt discount to the debentures as a result of this transaction.

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

NOTE 1 - ORGANIZATION AND LINE OF BUSINESS

Composite Technology Corporation, incorporated in Florida and reincorporated in Nevada, is an Irvine, California based company providing advanced composite core conductor ("ACCC") cables for electric transmission and distribution lines. The Company operates under four wholly owned subsidiaries incorporated in the State of Nevada: CTC Wind Systems Corporation, CTC Cable Corporation, CTC Towers & Poles Corporation, and Transmission Technology Corporation. The Company's first product is high performance ACCC cable for electric transmission and distribution lines.

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

Below is the effect to the Balance Sheet as of March 31, 2005 and the Statements of Operations for the three and six months ended March 31, 2004 and 2005:

Balance Sheet as of March 31, 2005

                           As Originally   Restatement
                             Reported       Adjustment       As Restated
                          --------------   ------------     ------------
Convertible notes, net
of unamortized discount   $    9,961,786    (1,993,523) 3
                                               277,885  4      8,246,148
                          --------------   ------------     ------------
Total Liabilities             12,487,369    (1,715,638)       10,493,846
                          ==============   ============     ============

Shareholders' Equity
  Additional Paid in
  Capital                 $   36,033,469   $   364,277  1   $ 36,397,746

Deficit accumulated
during the development
stage                        (36,192,539)     (364,277) 1
                                             1,993,523  3
                                              (277,885) 4    (34,841,178)
                          --------------   ------------     ------------
Total Shareholders'
equity (Deficit)          $     (204,479)    1,715,638         1,511,159
                          ==============   ============     ============


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
                                          ================= =================       ===================

The impact on the loss per share
was less than $0.01.

Statement of Operations for Six months ended March 31, 2004

                                             As Originally       Restatement                    As
                                                 Reported        Adjustment                  Restated
                                          ----------------- -----------------       -------------------
Operating Expenses
General and administrative                       1,554,279           266,529     1
                                                                   (252,171)     2           1,568,637
                                          ----------------- -----------------       -------------------

Legal, Professional, and consulting              1,683,925            13,750     1
                                                                   (875,422)     2             822,253
                                          ----------------- -----------------       -------------------

Research and Development                         1,205,810           773,175     2           1,978,985
                                          ----------------- -----------------       -------------------

Sales and Marketing                                     --             2,666     1
                                                                     563,172     2             565,838
                                          ----------------- -----------------       -------------------

Compensation expense related to fair
value of stock options legal                       128,250         (128,250)     2                  --
                                          ----------------- -----------------       -------------------

Compensation expense related to fair
value of stock options research and
development                                         80,650          (80,650)     2                  --
                                          ----------------- -----------------       -------------------

Operating Expenses                               4,869,488           282,798                 5,152,286
                                          ----------------- -----------------       -------------------

Other Income/Expense

Interest Expense                                        --               147  2                    147
                                          ----------------- -----------------       -------------------
 Net loss                                      (4,869,488)         (282,945)                (5,152,433)
                                          ================= =================       ===================

The impact on the loss per share
was less than $0.01.


Statement of Operations for Three months ended March 31, 2005

                                             As Originally                                  As
                                               Reported        Adjustment                Restated
                                          ----------------- -----------------       -------------------
Interest expense                                 (783,571)         (181,229)  4               (964,800)
                                          ----------------- -----------------       -------------------

Net Loss                                       (4,439,709)         (181,229)                (4,620,938)
                                          ================= =================       ===================

The impact on the loss per share
was less than $0.01.


Statement of Operations for Six months ended March 31, 2005

                                             As Originally                                  As
                                               Reported        Adjustment                Restated
                                          ----------------- -----------------       -------------------
Legal, Professional and                    $    4,134,416   $    (1,993,523) 3      $        2,140,893
Consulting expense                        ----------------- -----------------       -------------------

Interest expense                               (1,534,789)         (277,885) 4              (1,812,674)
                                          ----------------- -----------------       -------------------

Net Loss                                      (10,117,459)        1,715,638                 (8,401,821)
                                          ================= =================       ===================
Basic and Diluted Loss per
 Share                                     $        (0.09)  $          0.02         $            (0.07)
Weighted-Average
 Common Shares
 Outstanding                                  113,020,722       113,020,722                113,020,722
                                          ================= =================       ===================


1) During fiscal 2004, the Company allowed for the cashless exercise of non qualifying employee stock options to four former employees as part of the settlement of their option vesting and to one employee. A total of 280,265 shares were exercised between $0.25 per share and $1.00 per share. As a result of these transactions, the company had initially recorded $64,005 in compensation expense. Under FIN 44 "Accounting for Certain Transactions involving Stock Compensation", a cashless exercise where the exercise price is paid for by the stock being exercised is considered to be a modification of the option grant and the fair value of the transaction must be recorded as expense. For the 280,265 shares exercised, 237,220 shares of Common Stock of the Company were issued and additional compensation expense was recorded as follows: the fair value was determined using the difference between the closing market value of the Company's common stock on the date of each underlying transaction and the exercise price per share of the options exercised. For fiscal 2004, the total additional expense of $364,277 represents the fair value of the 280,265 shares, valued at $496,217 less the exercise cost of $65,935 and less the previously recorded expense of $64,005. No cashless exercises were transacted in the quarter ended December 31, 2004. The impact on earnings per share for the year ended September 30, 2004 was less than $0.01 on both basic and fully diluted earnings per share.

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

3) During the quarter ending December 31, 2004, the Company recorded as legal, professional, and consulting expense $1,993,523 which represented the fair value of approximately $1.84 per warrant for 1,083,592 warrants issued as compensation to the August, 2004 Debenture holders to obtain the release of $10,000,000 of escrowed funds pursuant to the August, 2004 Debenture offering. Under the guidance of EITF 96-19 "Debtors Accounting of a Modification or Exchange of Debt Instruments" the issuance of the warrants constituted a modification of a convertible debt instrument. Accordingly, the fair value of the additional warrants issued in November, 2004 should have been deferred and amortized as an adjustment of interest expense over the remaining term of the debentures using the interest method. The impact on the loss per share for the six months ended March 31, 2005 was to decrease the loss per share by $0.02 per share.

4) The interest expense adjustments for the quarter and six months ending March 31 reflects the amortization of debt discount over the remaining life of the August, 2004 Debentures for the incremental debt discount as described in 3) above. The incremental interest expense recorded was less than $0.01 per share for both the three and six months ended March 31, 2005.

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

Options granted to employees and warrants issued for services were valued at fair value using the Modified Black-Scholes Merton Option Pricing Model. Assumptions used were as follows:

                  Q1                                      Q2
----------------- --------------------------------------- --------------------------------------
Risk Free Rate    3.66%                                   4.13%
Dividend Yield    0%                                      0%
Volatility        73%                                     84%
Time to Maturity  Expected life of the option or warrant  Expected life of the option or warrant

                                Three Months     Three months     Six months      Six Months
                                Ended March 31,  Ended March 31,  Ended March 31, Ended March 31,
                                    2005             2004            2005            2004
                                 ----------      -----------    -----------       -----------
Net loss, as restated           $(4,620,938)     $(3,374,667)  $ (8,401,821)      $(5,152,433)

Deduct total stock based
employee compensation
expense determined under
fair value method for all
awards, net of tax                 (329,269)        (296,711)      (748,511)         (649,098)
                                -----------      -----------   ------------       -----------
Net loss, pro forma             $(4,950,207)     $(3,671,378)  $ (9,150,332)      $(5,801,531)
                                ===========      ===========   ============       ===========

Earnings per common share (restated)

Basic, as restated              $     (0.04)     $     (0.03)  $      (0.07)      $     (0.05)
Basic, pro forma                $     (0.04)     $     (0.04)  $      (0.08)      $     (0.06)
Diluted, as restated            $     (0.04)     $     (0.03)  $      (0.07)      $     (0.05)
Diluted, pro forma              $     (0.04)     $     (0.04)  $      (0.08)      $     (0.06)

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
                        ===============    ===============

Loss Per Share

The Company utilizes SFAS No. 128, "Earnings per Share." Basic loss per share is computed by dividing the loss available to common shareholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed in a manner similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Common equivalent shares are excluded from the computation if their effect is anti-dilutive.

The following common stock equivalents were excluded from the calculation of diluted loss per share for the six months ended March 31, 2005 and 2004 since their effect would have been anti-dilutive:

                                                  March 31
                                        -----------------------------
                                             2005            2004
                                        -------------    ------------
Convertible Debentures, if converted        8,982,036               0
Options to acquire common stock             6,790,336       6,890,398
Warrants to acquire common stock           11,211,616      12,789,569
                                        -------------    ------------
Total                                      26,983,988      19,679,967

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

Recently Issued Accounting Pronouncements

SFAS No. 151

In November 2004, the FASB issued SFAS No. 151,"Inventory Costs". SFAS No. 151 amends the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) under the guidance in ARB No. 43, Chapter 4,"Inventory Pricing". Paragraph 5 of ARB No. 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." SFAS No.151
Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not expect adoption of SFAS No. 151 to have a material impact on the Company's financial statements.

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

SFAS No. 123(R)

In December 2004, the FASB issued SFAS No. 123(R),"Share-Based Payment". SFAS 123(R) amends SFAS No. 123,"Accounting for Stock-Based Compensation", and APB Opinion 25,"Accounting for Stock Issued to Employees." SFAS No.123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS No. 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity's shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity's shares or other equity instruments. This statement is effective for the Company as of the first interim period or fiscal year beginning after June 15, 2005, or beginning its fourth quarter of fiscal 2005. Management is currently assessing the effect of SFAS No. 123(R) on the Company's financial statements.

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
                                          ============

C. WARRANTS

During the first quarter of fiscal 2005, the Company approved for issuance 82,417 Series U warrants to two entities in connection with obtaining equipment lease financing for the Company. Each Series U warrant entitles the holder to purchase one share of unregistered, restricted common stock at $1.83 per share and expires on August 18, 2008. The Company may, subject to a 20 day notice, call the warrants if the common stock price is equal to or exceeds 200% of the exercise price. The Company recognized $86,000 of compensation expense for services rendered. The warrants have not been issued as of March 31, 2005. The warrants were valued using the Modified Black-Scholes-Merton Pricing Model with a risk free rate of 3.66%, a life of four years, a volatility of 73%, a 0% dividend rate and a market price of $1.83 per share.

In addition, during the first quarter of fiscal 2005, the Company issued 1,083,592 warrants in connection with obtaining an amendment to the Convertible Debentures held by Midsummer Investment, Ltd, Bristol Investment Fund, Ltd, Islandia L.P. and Omicron Master Trust. Each warrant entitles the holder to purchase one share of unregistered, restricted common stock at $3.23 per share and expires on November 19, 2008. The Company originally recognized $1,993,523 of compensation expense for services rendered in Legal, Consulting, and Professional Fees expense. In May, 2006 it was determined that the expense should have been deferred as additional debt discount and amortized to interest expense over the remaining expected life of the debt. See also Note 2 - restatement and reclassifications.

The warrants were valued using the Modified Black-Scholes-Merton Pricing Model with a risk free rate of 3.66%, a life of four years, a volatility of 73%, a 0% dividend rate and a market price of $3.23 per share.

We relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act of 1933, as amended for the issuance of these securities. All of the recipients took their securities for investment purposes without a view to distribution and had access to information concerning the Company and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the acquisition of these securities.

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
                                          ============

Note 8 - SUBSEQUENT EVENTS

Composite Technology Corporation v. Acquvest (OCSC Case No. 03 CC 12640): On October 16, 2003, CTC filed suit against Acquvest, Inc., Paul Koch, Victoria Koch, Patricia Manolis, and Michael Tarbox in Orange County Superior Court. CTC alleges causes of action for declaratory relief, breach of contract, fraudulent inducement, rescission and economic duress arising out of certain subscription and related agreements among the Company and the defendants. In connection with such agreements, CTC issued to Acquvest, Inc. and Patricia Manolis, in April 2003 and September 2003, a total of 150,000 units for a total purchase price of $375,000. Each unit consists of 10 shares of unregistered, restricted common stock and 10 Series I warrants to purchase one share of unregistered, restricted common stock. Each Series I warrant entitles the holder to purchase a share of common stock at $0.50 per share and expires on March 30, 2005. The agreements provide for the issuance of up to an additional 550,000 of such units for the same purchase price of $2.50 per unit, subject to certain conditions, and registration of share issuances under the Securities Act of 1933 as amended. The additional units have not been issued and the additional purchase consideration has not been paid. The parties disagree as to their respective rights and obligations with respect to the original issuances and such additional units. 10,000 units were also issued to Paul Koch for services in connection with such agreements, and a dispute has arisen as to his entitlement to those and additional units and warrants in connection with the agreements. CTC is seeking actual damages, punitive damages, statutory costs, attorneys' fees and injunctive relief against the defendants. CTC also seeks rescission of the pertinent agreements based on numerous grounds, including fraudulent inducement. By a letter to CTC's counsel dated September 8, 2004, Acquvest stated that it was waiving the contractual conditions to its purchase of an additional 400,000 units under its subscription agreement and was tendering $1,000,000, which was available on deposit, to CTC as payment for the units. Acquvest, Koch, and Manolis filed a Cross-Complaint on September 16, 2004, which they amended per stipulation on December 17, 2004. On April 14, 2005, CTC was served with notice that the Court granted defendants and cross-complainants' application for Writs of Attachment allowing for the attachment of CTC's assets totaling $2.55 million. The Court had denied two prior applications by defendants and cross-complainants for Writs of Attachment. CTC immediately filed a Notice of Appeal on April 14, 2005 and an Emergency Writ on April 18, 2005 with the California Courts of Appeal to challenge the Court's decision to grant the Writs of Attachment and to stay the Writs of Attachment. Additionally, CTC is working to arrange to post the bond to stay attachment of the entire amount subject to the Writs of Attachment. CTC believes that the Court committed reversible error by granting the Writs of Attachment and intend to vigorously seek to reversal of the order. The grounds for reversal of the order are that: (1) the corporate entity (Acquvest) that applied for the Writ of Attachment lacks capacity to maintain a proceeding in the State of California; (2) both applicants failed to make any showing of imminent danger of irreparable harm as required by California law; (3) the applicants failed to make any showing that their claims were for a fixed on readily ascertainable amount as required by California law; and (4) the applicants failed to make an adequate showing of likelihood of success on the merits as required by California law. Trial date had been set for May 9, 2005, but was vacated as a result of the bankruptcy filing. The litigants seek issuance of a total of 10,300,000 shares of common stock in exchange for $2,375,000 in cash and warrants to exercise 9,900,000 shares of common stock at $0.50 per share plus punitive damage. Assuming a market price per share of $1.40, issuance of these securities would result in a charge to earnings of $23,232,000 plus punitive damages and attorney fees, consisting of $12,045,000 for the common stock issued and $11,187,000 for the warrants issued, valued using the Black-Scholes option pricing model using a volatility of 84.2%, a risk free rate of 4.13%, and a life of 4 years. Any punitive damages or attorney fees are not estimable at this time.

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

Although our reorganization plan has not been accepted to date, our bankruptcy plan of reorganization is expected to have several impacts on our operating cash flows including:

i. the cash interest payment on our August, 2004 Debentures is proposed to be paid in common stock. Prior to the bankruptcy filing we paid our debenture holders $225,000 per quarter in cash.

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

LEGAL, PROFESSIONAL, AND CONSULTING EXPENSE Legal, professional, and consulting expense consisted primarily of legal, professional, and financing fees and consultants performing legal and professional services. Legal, Professional, and Consulting expense increased 239% or approx. $922,000 from $386,416 in the second fiscal quarter of 2004 to $1,308,586 in the second fiscal quarter of 2005. For the six months ended March 31, legal, professional, and consulting expense increased 160% or approx. $1,391,000 from $822,253 in 2004 to $2,140,893 in 2005.

For the three month period, the increase of $922,000 was related to increased litigation costs of $711,000, SEC related legal fees increase of $88,000 and a non-recurring legal settlement of $116,000.

For the six month period, the dollar increase was due to increased litigation costs of $699,000, SEC related legal fees increase of $108,000, a non-recurring legal settlement of $116,000, $368,000 in non recurring financing costs related to the issuance of the Convertible Debentures in August, 2004 and $86,000 of non recurring expense for warrants issued for capital leasing fees.

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

Net Loss

Our net loss increased to $4.6 million and $8.4 million for the three and six months ended March 31, 2005 compared to $1.8 million and $5.2 during the corresponding periods in 2004. The increase in fiscal 2005 from 2004 for the six months ending March 31, 2005 was due primarily to expense increases consisting of $1.0 million in increased employee headcount, consulting, legal, supplies, equipment, and additional overhead expenses related to preparation for full production of our core product, $450,000 of non-recurring finance and warrant expenses related to our $15 million debentures, and $1.8 million in interest expense on our $15.0 million debentures and our capital leases. The increase in fiscal 2005 from 2004 for the quarter ending March 31, 2005 was due primarily to expense increases consisting of $285,000 in increased employee headcount, consulting, legal fees, supplies and equipment and $965,000 in interest expense on our $15.0 million debentures and our capital leases.

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

SFAS No. 123(R)

In December 2004, the FASB issued SFAS No. 123(R),"Share-Based Payment". SFAS 123(R) amends SFAS No. 123,"Accounting for Stock-Based Compensation", and APB Opinion 25,"Accounting for Stock Issued to Employees." SFAS No.123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS No. 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity's shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity's shares or other equity instruments. This statement is effective for the Company (1) for public companies qualifying as SEC small business issuers, as of the first interim period or fiscal year beginning after December 15, 2005, or (2) for all other public companies, as of the first interim period or fiscal year beginning after June 15, 2005, or beginning its fourth quarter of fiscal 2005., or (3) for all nonpublic entities, as of the first fiscal year beginning after December 15, 2005. Management is currently assessing the effect of SFAS No. 123(R) on the Company's financial statements.

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

For the six months ended March 31, 2005, we had a net loss of $8.4 million. At March 31, 2005, we had $6.7 million of cash and cash equivalents, which represented an increase of $3.8 million from September 30, 2004. The increase was due to the transfer of $10.0 million of cash from restricted cash related to the convertible subordinated debentures offset by $6.2 million of net change in cash.

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

Although our reorganization plan has not been accepted to date, our bankruptcy plan of reorganization is expected to have several impacts on our operating cash flows including:

i. the cash interest payment on our August, 2004 Debentures is proposed to be paid in common stock. Prior to the bankruptcy filing we paid our debenture holders $225,000 per quarter in cash.

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

At March 31, 2005, we had a shareholders' equity of $1,511,159 and had approximately a total of $8.9 million in outstanding debt. After failing to obtain a stay of Writs of Attachment allowing for the attachment of our assets totaling $2.25 million as previously reported, we filed a petition with the Bankruptcy Court in order to resolve several litigation matters under Title 11 of the Bankruptcy Code. However, under Title 11, actions by creditors to collect claims on prepetition debt are stayed or deferred unless specifically ordered by the Bankruptcy Court.

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

Effective as of the date of the bankruptcy filing and as stipulated in our Plan of Reorganization, the allowed value of our debentures was determined to be $15.0 million which is in excess of our carrying value as of that date. For the quarter ending June 30, 2005, we will record additional expense of approximately $6.4 million as a reorganization item to adjust the carrying value of our $15 million debentures to the anticipated allowed claim.

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

For the six months ended March 31, 2005, we had a net loss of $8,401,821 and positive cash flows from operations of $3,129,335. For the fiscal year ended September 30, 2004, we had a net loss of $14,687,874 and negative cash flows from operations of $18,735,430. For the fiscal years ended September 30, 2003 and 2002, we had net losses of $6,771,252 and $4,523,953, respectively. For the same periods, we had negative cash flows from operations of $2,022,935 and $715,923, respectively.

As of March 31, 2005, our accumulated deficit was $34,841,178.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk relates primarily to our cash balances and the effect that changes in interest rates have on the interest earned on that portfolio. Our August, 2004 Debentures bear a fixed rate of interest.

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

ITEM 4: CONTROLS AND PROCEDURES

Based on an evaluation under the supervision and with the participation of the Company's management, including the Chief Executive Officer, the financial consultant assisting the acting Chief Financial Officer, and the acting Chief Operating Officer, the Company's principal executive officer and principal financial officer has concluded that the Company's disclosure controls and procedures (as defined under the Securities Exchange Act of 1934, as amended (Exchange Act)) were not effective as of March 31, 2005 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

None

ITEM 3 - DEFAULTS ON SENIOR SECURITIES

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our 2005 annual meeting of stockholders (the "2005 Annual Meeting") was held on March 1, 2005 at the Atrium Hotel ballroom at 18700 MacArthur Boulevard, Irvine, California 92612. Two proposals, as described in our Proxy Statement dated January 20, 2005, were voted on at the meeting. Following is a brief description of the matters voted upon and the results of the voting:

1. Election of Directors:



Nominee:                               Number of Shares:

Benton H Wilcoxon                      For 92,504,732
                                       Withheld 685,210

C. William Arrington                   For 92,497,279
                                       Withheld 692,663

2. Ratification of selection of Singer Lewak Greenbaum & Goldstein LLP, as the independent auditor for Composite Technology Corporation

For             86,973,568
Against          6,133,752
Abstain             82,622

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