Form 10-Q/A
period 2005-12-31
COMPOSITE TECHNOLOGY CORP
filed 2006-06-01
CIK 317477

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

YES |X| NO |_|

Indicate the number of shares outstanding of the issuer's common stock as of February 2, 2006:

            CLASS                              NUMBER OF SHARES OUTSTANDING
            -----                              ----------------------------
   Common Stock, par value                         135,179,914 shares
       $0.001 per share

================================================================================

EXPLANATORY NOTE

This Amendment No. 1 to the quarterly report on Form 10-Q/A of Composite Technology Corporation (the Company) for the quarterly period ended December 31, 2005 is being filed in order to amend the quarterly report to restate the financial statements to reflect the correction of an error as discussed in Note 3.

As described in the Form 8-K filed by the Company with the Securities and Exchange Commission on May 11, 2006, the Company announced it will restate its financial statements for the quarter ending December 31, 2005. The restatement reflects the Company's determination that it did not correctly capitalize the fair value of warrants issued pursuant to a modification of the August, 2004 Debenture agreement ("Debentures"). The Company determined that approximately $1,994,000 previously expensed in November, 2004 should have been capitalized and expensed over the remaining life of the Debentures resulting in an expense decrease of approximately $1,897,000 for the three months ended December 31, 2004. The restatement resulted in a decrease in the basic and fully diluted loss per share of $0.02 for the three months ended December 31, 2004.

Except for the foregoing amended information required to reflect the effects of the restated consolidated financial statements, this Form 10-Q/A continues to describe conditions as presented in the original report on Form 10-Q and the first amended Form 10-Q/A.. The Form 10-Q/A does not reflect events occurring after the filing of the Form 10-Q, or modify or update those disclosures, including exhibits to the Form 10-Q affected by subsequent events. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-Q on February 3, 2006. Accordingly, this Form 10-Q/A should be read in conjunctions with filings made with the SEC subsequent to the filing of the original Form 10-Q, including any amendments to those filings. The following items have been amended (and conforming changes have been made where indicated as restated) as a result of the restatement:

Part I, Item 1 - Consolidated Financial Statements and Notes to Consolidated Financial Statements

     o   Consolidated Statements of Operations and Cash Flows

     o   Note 3 - Restatement

     o   Note 4 - Summary of Significant Accounting Policies

     o   Note 6 - Equity and Equity-Based Compensation

     o   Note 13 - Convertible Debt

Part I, Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

         o    Restatement of Financial Statements

         o    Overview

         o    Results of Operations


Part I, Item 4 - Controls and Procedures

Part II, Item 6 - Exhibits

                        COMPOSITE TECHNOLOGY CORPORATION
      Amendment No. 1 to Form 10-Q for the Quarter ended December 31, 2005
                                Table of Contents

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

                                                  Three Months    Three Months
                                                     ended            ended
                                                  December 31,     December 31,
                                                      2005            2004
                                                  -------------   -------------
                                                                  (As Restated-
                                                                     Note 3)
Revenue:
  Product Sales                                   $      22,892   $      46,485
  Consulting Revenue                                    550,000              --
                                                  -------------   -------------
Total Revenue                                     $     572,892   $      46,485
Cost of production sales sold                            16,680          30,894
Cost of consulting revenue                              304,787              --
                                                  -------------   -------------
Gross margin                                      $     251,425   $      15,591

OPERATING EXPENSES
Officer compensation                                    102,130          85,385
General and administrative                              907,164         598,607
Legal, professional, & consulting                     1,060,621         862,307
Research and development                              1,211,255       1,079,651
Sales and Marketing                                     516,449         272,789
Depreciation                                            191,645         111,376
Reorganization expense - bankruptcy legal fees          283,369              --
                                                  -------------   -------------
Total operating expenses                          $   4,272,633   $   2,980,115
                                                  -------------   -------------
LOSS FROM OPERATIONS                              $  (4,021,208)  $  (2,964,524)
                                                  -------------   -------------
OTHER INCOME /(EXPENSE)
Interest expense                                       (218,666)       (847,875)
Interest income                                          14,245          27,260
Gain on sale of assets                                    3,529           4,256
Expense related to modification of warrants            (388,962)             --
Reorganization item - adjustment to carrying
value of convertible debt                            (2,622,240)             --
                                                  -------------   -------------

Total other income/(expense)                      $  (3,212,094)  $    (816,359)
                                                  -------------   -------------
Earnings before Income Taxes                      $  (7,233,302)  $  (3,780,883)
Income Taxes                                              1,600              --
                                                  -------------   -------------
NET LOSS                                          $  (7,234,902)  $  (3,780,883)
                                                  -------------   -------------
BASIC AND DILUTED LOSS PER SHARE                  $       (0.06)  $       (0.03)

TOTAL BASIC AND DILUTED LOSS PER SHARE
AVAILABLE TO COMMON SHAREHOLDERS                  $       (0.06)  $       (0.03)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING          124,511,518     111,814,117
                                                  -------------   -------------

    The accompanying notes are an integral part of these financial statements

                        COMPOSITE TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004
                                   (UNAUDITED)

                                                                     For the         For the
                                                                  three months     three months
                                                                     ending           ending
                                                                  December 31,     December 31
                                                                      2005             2004
                                                                 --------------   --------------
                                                                                  (As Restated-
                                                                                      Note 3)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                         $   (7,234,902)  $   (3,780,883)
Adjustments to reconcile net loss to net cash provided by (used
  in) operating activities:
  Accretion of deferred gain on PP&E                                     (3,529)         (20,666)
  Loss on sale of fixed assets                                               --           16,410
  Depreciation                                                          191,645          111,376
  Deferred rent expense                                                   9,202               --
  Inventory reserve expense                                             529,613               --
  Interest on fixed conversion features                                      --          626,996
  Expense related to fair value of vested options                       145,029           40,325
  Issuance of common stock for services                                 494,330               --
  Issuance of warrants for services                                     180,416           86,000
  Compensation expense related to modification of stock                 388,692               --
    warrants
  Reorganization item - adjustment to carrying value of               2,622,240               --
convertible debt
(Increase) decrease in Assets:
  Restricted Cash                                                            --       10,010,060
  Accounts Receivable                                                    43,938            1,994
  Inventory                                                          (1,779,518)        (343,943)
  Prepaid Expenses                                                      217,878           66,053
  Capitalized construction costs                                        304,787               --
  Other assets                                                          (15,805)         (47,921)
Increase (Decrease) in Liabilities
  Accounts payable - trade                                           (1,144,699)        (669,974)
  Accrued payroll and related expenses                                    7,361           (3,618)
  Accrued officer compensation                                               --           (8,942)
  Deferred revenue                                                     (593,938)              --
                                                                 --------------   --------------
Net cash provided by (used in) operating activities              $   (5,637,260)  $    6,083,267
                                                                 --------------   --------------
CASH FLOW FROM INVESTING ACTIVITIES
Purchase of property and equipment                                     (130,747)        (230,716)
Proceeds from sale of assets                                                 --           93,015
                                                                 --------------   --------------
Net cash provided by (used in) investing activities                    (130,747)        (137,701)
                                                                 --------------   --------------
CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible debentures                      6,000,000               --
Payments on capital lease assets                                        (97,523)         (65,684)
Proceeds from exercise of options                                            --           30,000
Proceeds from exercise of warrants                                      356,908          859,620
                                                                 --------------   --------------
Net cash provided by financing activities                             6,259,385          823,936
                                                                 --------------   --------------
Net increase/(decrease) in cash and cash equivalents                    491,378        6,769,502
CASH AND CASH EQUIVALENTS, BEGINNING OF  PERIOD                         807,815        2,930,615
                                                                 --------------   --------------
CASH AND CASH EQUIVALENTS, END OF  PERIOD                        $    1,299,193   $    9,700,117
                                                                 --------------   --------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW  INFORMATION
CASH PAID FOR BANKRUPTCY ITEMS                                   $      503,279   $           --
INTEREST PAID                                                    $      218,666   $      220,879
INCOME TAX PAID                                                  $        1,600   $        1,600

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

During the first quarter of fiscal 2006, in October, 2005 the Company raised $6,000,000 in convertible notes. In conjunction with these notes:

o The Company issued 1,354,838 warrants and valued the conversion features of the notes and warrants at $1,834,092. Under bankruptcy accounting, the entire balance was expensed as a reorganization item immediately following issuance. See also footnotes 3, 4, 5, and 13.

o The Company triggered certain anti-dilution provisions in the August, 2004 convertible Debentures including the re-pricing of warrants issued to the debenture holders and a re-setting of the debt conversion price from $1.67 to $1.55. The company re-priced 4,537,538 warrants and recorded an expense charge of $388,962. The Company recorded the intrinsic value of the change to the conversion price at $788,148 as additional debt discount to the August, 2004 debentures. Under bankruptcy accounting, the debt discount was immediately charged to expense as a reorganization item - adjustment to debt carrying value immediately following the re-pricing. See also footnotes 4, 5, 6, and 13.

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

NOTE 3 - RESTATEMENT

The financial statements included herein have been restated to correct the accounting treatment of the issuance of warrants in November, 2004 for the release of $10,000,000 from our August, 2004 Debenture. In May, 2006 we determined that the transaction was improperly expensed to legal, professional, and consulting expense as incurred. During the quarter ended December 31, 2004, we had expensed $1,993,523 which was the fair value of the warrants issued to the debenture holders. Under the guidance of EITF 96-19 "Debtors Accounting of a Modification or Exchange of Debt Instruments" the issuance of the warrants constituted a modification of a convertible debt instrument. Accordingly, the fair value of the additional warrants issued in November, 2004 should have been deferred and amortized as an adjustment of interest expense over the remaining term of the debentures using the interest method. The adjustment related to non-cash expense items and as such there was no impact to the net cash provided by (used in) operating activities for the periods presented. The change to the net loss balance was offset in full by changes to the non-cash expense items described below. The effect to the Statement of Operations for the three months ended December 31, 2004 was:

Statement of Operations for Three months ended December 31, 2004

                          As Originally     Restatement
                             Reported        Adjustment         As Restated
                         --------------   --------------      --------------
Legal, Professional and
 Consulting              $    2,855,830   $   (1,993,523) (1) $        862,307
                         --------------   ------------------- ----------------

Interest expense               (751,219)         (96,656) (2)         (847,875)
                         --------------   ------------------- ----------------

Net Loss                 $   (5,677,750)  $    1,896,867      $     (3,780,883)
                         ==============   =================== ================
Basic and Diluted Loss
 per Share               $        (0.05)  $         0.02      $          (0.03)
Weighted-Average
 Common Shares
 Outstanding                111,814,117      111,814,117           111,814,117
                         ==============   =================== ================

1) During the quarter ending December 31, 2004, the Company recorded as legal, professional, and consulting expense $1,993,523 which represented the fair value of approximately $1.84 per warrant for 1,083,592 warrants issued as compensation to the Debenture holders to obtain the release of $10,000,000 of escrowed funds pursuant to the August, 2004 Debenture offering. Under the guidance of EITF 96-19 "Debtors Accounting of a Modification or Exchange of Debt Instruments" the issuance of the warrants constituted a modification of a convertible debt instrument. Accordingly, the fair value of the additional warrants issued in November, 2004 should have been deferred and amortized as an adjustment of interest expense over the remaining term of the debentures using the interest method. The impact on the loss per share for the quarter ended December 31, 2004 was to decrease the loss per share by $0.02 per share.

2) Balance represents the interest expense of $96,656 which should have been recorded as a result of the additional debt discount recorded for the restated warrant fair value as described in 1) above. The balance represents the additional discount of $1,993,523 amortized over the remaining 33 months of the debt including the entire month of December and the partial month of November, 2004.

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

CONSULTING REVENUE Consulting revenues are generally recognized as the consulting services are provided. We have entered into service contract agreements with electric utility and utility services companies that generally require us to provide engineering or design services, often in conjunction with current or future product sales. In return, we receive engineering service fees payable in cash. For multiple element contracts where there is no vendor specific objective evidence (VSOE) that would allow the allocation of an arrangement fee among various pieces of a multi-element contract, fees received in advance of services provided are recorded as deferred revenues until additional operational experience or other vendor specific objective evidence becomes available, or until the contract is completed.

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

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, " Share-Based Payments" to require that compensation cost relating to share-based payment arrangements be recognized in the financial statements. As of October 1, 2005, we adopted SFAS No. 123R using the modified prospective method, which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options were determined using the Black-Scholes Merton valuation model, which is consistent with our valuation techniques previously utilized for stock options in footnote disclosures required under SFAS No. 123, as amended by SFAS No. 148. Such fair value is recognized as expense over the service period, net of estimated forfeitures. The adoption of SFAS No.123R resulted in no cumulative change in accounting as of the date of adoption.

On September 27, 2001, the FASB Emerging Issues Task Force (EITF) issued EITF Issue 96-18 "Accounting for Equity Instruments That are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" which requires that equity instruments issued in exchange for services be valued at the more accurate of the fair value of the services provided or the fair value of the equity instruments issued. For equity instruments issued that are subject to a required service period the expense associated with the equity instruments is recorded as the instruments vest or the services are provided. The Company has granted options and warrants to non-employees and recorded the fair value of the equity instruments on the date of issuance using the Black-Scholes Merton valuation model. For grants subject to vesting or service requirements, the expenses is deferred and is recognized over the more appropriate of the vesting period, or as services are provided.

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

                                                           Three Months Ended
                                                              December 31,
                                                          2005          2004
                                                                      Restated
                                                      ------------  ------------
Officer Compensation                                  $     36,848  $         --
Legal, Professional and Consulting                         542,496        86,000
Selling and marketing                                        3,158            --
Research and development                                    38,103        40,325
General and administrative                                  66,920            --
                                                      ------------  ------------
Totals                                                $    687,525  $    126,325
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

Convertible Debt

The Company has issued two series of convertible debt securities. Convertible debt is accounted for under the guidelines established by APB Opinion No. 14 Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants (APB14) under the direction of Emerging Issues Task Force (EITF) 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, (EITF 98-5) EITF 00-27 Application of Issue No 98-5 to Certain Convertible Instruments (EITF 00-27), and EITF 05-8 Income Tax Consequences of Issuing Convertible Debt with Beneficial Conversion Features. Under these guidelines, the Company allocates the value of the proceeds received from a convertible debt transaction between the conversion feature and any other detachable instruments (such as warrants) on a relative fair value basis. The allocated fair value is recorded as a debt discount or premium and is amortized over the expected term of the convertible debt to interest expense. The company values any warrants issued using the Black-Scholes Merton option pricing model as described and based on the assumptions listed in footnote 6. If the conversion price of a convertible debt issue changes, the additional intrinsic value of the debt conversion feature, calculated as the number of additional shares issuable due to a conversion price change multiplied by the previous conversion price, is recorded as additional debt discount and amortized over the remaining life of the debt.

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

Inventory

Inventories consist of our wrapped and unwrapped manufactured composite core and related hardware products and raw materials used in the production of those products. Inventories are valued at the lower of cost or market under the FIFO method. Costs to ship product for sale or for products sold is recorded to costs of goods sold as the expenses are incurred. Products manufactured internally are valued at standard cost which approximates replacement cost. Inventory is periodically evaluated for obsolescence and salability and reserves are recorded for product that is believed by management to be impaired in value. As of December 31, 2005, the Company had recorded gross inventory of $2,717,417 and had inventory reserves of $234,178.

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

The following common stock equivalents were excluded from the calculation of diluted loss per share for the three months ended December 31, 2005 and 2004 since their effect would have been anti-dilutive:

                                                             December 31
                                                      --------------------------
                                                          2005          2004
                                                      ------------  ------------
Options to acquire common stock                          6,167,936     7,175,336
Warrants to acquire common stock                         9,862,468    11,748,282
Convertible Debentures and notes, if converted           7,987,258     8,982,036
                                                      ------------  ------------
                                                        24,017,662    27,905,654
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

o In October, 2005 and prior to our emergence from bankruptcy, we received $6,000,000 in exchange for Convertible Notes and Common Stock Warrants as described in footnotes 5 and 13. We recorded a $1,834,092 discount to the $6,000,000 convertible notes for the value of the warrants and the conversion features of the notes. Under bankruptcy accounting we are required to state our liabilities at the amounts we expect to settle. Therefore, we immediately expensed the $1,834,092 as a carrying value adjustment.

o In conjunction with the $6M financing in October, 2005 certain anti-dilution provisions were triggered in the August, 2004 convertible debentures and the warrants held by the debenture holders. We recorded an additional discount of $788,148 for the intrinsic value of the lower conversion price on the remaining principal as of the date of the October, 2005 financing. Under bankruptcy accounting we are required to state our liabilities at the amounts we expect to settle. Therefore, we immediately expensed the $788,148 as a carrying value adjustment.

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

Classification of Stock-Based Compensation Expense

Stock-based compensation expense in the first quarter of fiscal 2006 and 2005 are as follows:

                                                           Three Months Ended
                                                              December 31,
                                                          2005          2004
                                                                      Restated
                                                      ------------  ------------
Officer Compensation                                  $     36,848  $         --
Selling and marketing                                        3,158            --
Research and development                                    15,253            --
General and administrative                                  66,920            --
                                                      ------------  ------------
Totals                                                $    122,179  $         --
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

Fair Value Disclosures - Prior to SFAS No. 123R Adoption

Before the adoption of SFAS No. 123R, the Company applied APB Opinion No. 25 to account for its stock-based awards. Under APB Opinion No. 25, the Company was not required to recognize compensation expense for the cost of employee stock options. Had the Company adopted SFAS No. 123 for the first quarter of fiscal 2005, the impact would have been as follows:

Net Loss:
As Restated-Note 3                                                $  (3,780,883)
                                                                  -------------
Deduct: Total stock-based employee compensation
  expense determined under the fair value based
  method for all awards, net of tax                                     (89,455)
                                                                  -------------
Pro forma                                                         $  (3,870,338)
                                                                  =============
Basic earnings per share:
As Restated-Note 3                                                $       (0.03)
Pro forma                                                         $       (0.03)
Diluted earnings per share:
As Restated-Note 3                                                $       (0.03)
Pro forma                                                         $       (0.03)

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

COMMON STOCK

During the three months ended December 31, 2005 a total of 230,263 shares of the Company's Common Stock was issued pursuant to exercises of warrants issued with the August, 2004 Debentures originally priced at $1.75 per warrant with a revised exercise price of $1.55 for total cash consideration of $356,908.

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

During the three months ended December 31, 2005, the Company issued a total of 8,088,776 shares of Common stock registered pursuant to Bankruptcy Code 1145 for satisfaction of the following liabilities:

o 6,500,000 shares were issued on November 18, 2005 to the Acquvest and Koch litigation parties on November 18, 2005. On October 31, 2005, the Company agreed to settlement terms with the Acquvest parties. In exchange for a full release of all liability, the Company agreed to issue 6,500,000 shares of common stock. The Company recorded an accrual in accordance with SFAS 5 of $12,675,000 on September 30, 2005 to accrue the liability. The value of the settlement was calculated using a price of $1.95 per share, the closing market price on the day prior to the settlement date.

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

o 233,600 shares were issued on November 15, 2005 to Ryan Lane for services valued at $362,080 provided in conjunction with the October, 2005 Note financing. The $1.55 per share value was determined as equivalent to the conversion price of the $6.0 million Notes.

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

WARRANTS

The Company issues warrants to purchase common shares of the Company either as compensation for consulting services, or as additional incentive for investors who purchase unregistered, restricted common stock or securities convertible into common stock. The value of warrants issued for compensation is accounted for as a non-cash expense to the Company at the fair value of the warrants issued. The value of warrants issued in conjunction with financing events is either a reduction in paid in capital for common issuances or as a discount for debt issuances. The Company values the warrants at fair value as calculated by using the Black-Scholes option pricing model.

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
                                              ================

During the quarter ended December 31, 2005, 230,263 warrants were exercised for cash proceeds of $356,908 and 58,500 Series R warrants expired unexercised.

We issued 1,354,838 warrants in conjunction with our October, 2005 $6.0 million Convertible Note offering including 193,548 warrants issued to Lane Capital as part of their financing fees and 1,161,290 warrants issued to the note holders. Under the terms of the financing, 50% of the warrants were issued at an exercise price of $1.78 and 50% at an exercise price of $1.94. We valued the warrants using the Black Scholes Merton option pricing model with a volatility of 100%, a risk free rate of 3.97%, a life of 3 years, a 0% dividend rate and a market price of $1.55 at $0.9452 and $0.9191 for the $1.78 and $1.94 warrants respectively. The fair value of the warrants issued to the note holders was used as part of the beneficial conversion feature allocation described in footnote 13 below. The 193,548 warrants issued to Lane Capital were valued at $180,416 and were included in legal and professional expenses during the quarter.

As a result of the financing, we triggered anti-dilution provisions existing in our $15 million August, 2004 Convertible Debentures and related warrants. The warrant exercise prices for the "$1.75 Debenture," "1.82 Debenture" and "$3.23 Debenture Amendment" warrants were adjusted from their original exercise prices of $1.75, $1.82, and $3.23 respectively to $1.55 per warrant for each warrant series. We accounted for the re-pricing by calculating the difference in the fair value of the warrants immediately before the re-pricing to the value of the warrants immediately after the re-pricing. We used the Black-Scholes Merton option pricing model using the following assumptions:

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
Useful life - $1.76 and $1.82 warrants                       2.9 years
Useful life - $3.23 Debenture amendment warrants             3.1 years

The re-pricing resulted in a warrant value difference per warrant of $0.0367, $0.0487, and $0.2226 for the $1.75, $1.82, and $3.23 warrants respectively resulting in a compensation charge of $388,692 recorded in fiscal 2006 into other expenses.

The following table summarizes the warrants issued, outstanding, and exercisable as of December 31, 2005:

                                                                        Warrants      Proceeds if   Call
Warrant Series          Grant Date   Strike Price   Expiration Date     remaining      Exercised    feature
"Red Guard"              July, 2001      $1.26            July, 2006      1,897,660   $  2,391,052      None
2002 Numbered            June, 2002      $0.50            July, 2006         83,333         41,667      None
"December 2003"           Dec, 2003      $2.04             Dec, 2008        120,000        244,800       (1)
Debenture $1.75           Aug, 2004      $1.55(4)          Aug, 2008      1,496,710      2,319,901      None
Debenture $1.82           Aug, 2004      $1.55(4)          Aug, 2008      1,726,973      2,676,808      None
Series S                 Sept, 2004      $1.00            July, 2007      1,427,000      1,427,000       (2)
Series T                 Sept, 2004      $1.00            July, 2008        160,000        160,000      None
Series U                 Sept, 2004      $1.83             Aug, 2008        512,362        937,622       (3)
Debenture Amend           Nov, 2004      $1.55(4)          Nov, 2008      1,083,592      1,679,568      None
Oct 2005 $1.78            Oct, 2005      $1.78             Oct, 2008        677,419      1,205,806      None
Oct 2005 $1.94            Oct, 2005      $1.94             Oct, 2008        677,419      1,314,193      None
                                                                        -----------   ------------
Total                                                                     9,862,468   $ 14,398,417

(1) Callable if closing market price is 200% of strike price for 20 consecutive trading days

(2) Callable if closing market price is 200% of strike price for 5 consecutive trading days

(3) Callable if closing market price is 200% of strike price for one trading day

(4) Re-priced pursuant to anti-dilution provisions of the October, 2005 debenture offering

NOTE 7 - PROPERTY AND EQUIPMENT

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

NOTE 8 - INVENTORY

Inventories consist of the following:

                                                     December        September
                                                     31, 2005        30, 2005
                                                   ------------    ------------
Raw Materials                                      $  1,343,356    $    473,007
Finished Goods Available for Sale                     1,367,581         970,318
FG Inventory allocated for Sale                           6,480          24,681
                                                   ------------    ------------
Gross Inventory                                    $  2,717,417    $  1,468,006
Reserve for Raw Materials                              (185,421)       (186,377)
Reserve for FG Inventory                                (48,757)        (48,295)
                                                   ------------    ------------
Net Inventory                                      $  2,483,239    $  1,233,334
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

The Company also has a non-exclusive license for any other pultruded composite core electrical cable designs characterized by WBGA as CRAC-1. The New License Agreement bears a 2% royalty on net sales revenues for that component of ACCC using any patent claim issued to WBGA and a 1% royalty for any component of the CRAC-1 technology, if any, used by CTC, provided WBGA is granted valid patent claims by the USPTO. As of September 30, 2005, no such claims have been granted by the USPTO. The duration of the New License Agreement is for the life of any patent granted to WBGA by the USPTO for the specific technologies licensed therein.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

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
                                                                   =============
PROFESSIONAL SERVICES AGREEMENTS

The Company has entered into various consulting agreements for professional and product development services as follows:

o A contract with two professional services corporations for legal, intellectual property, and business advisory consulting services at a rate of $500,000 per year, payable at the Company's option in cash or in registered common stock. In fiscal 2005, the entity was issued 150,000 shares of stock registered under Form S-8 in fiscal 2005 for services valued at $325,769. This agreement commenced in March, 2002, expired in March, 2005 and was extended for three years to March, 2008. The initial agreement also contained the granting of options to purchase up to 1,000,000 shares of common stock pursuant to a Registration Statement under the Securities Act of 1933, as amended on Form S-8 at a price of $0.10 per share. The options vested in pro-rata equal segments in April 2002, January, 2003, and January, 2004. The options were exercised in fiscal 2005 for cash. Subsequent to quarter end, on January 6, 2006 the principal owner of the two professional services corporations, Michael McIntosh, was appointed a Director of the Company. See also related party disclosure in footnote 11.

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

BANKRUPTCY AND OTHER CONTINGENCIES

Under our Chapter 11 Bankruptcy filing dated May 5, 2005 the Bankruptcy Court established August 9, 2005 as the bar date for the filing of claims for liabilities or damages that existed prior to May 5, 2005. Substantially all claims filed have been resolved as of the end of December, 2005. Excluding items listed in Note 11-Litigation, we have two remaining unresolved claims relating to our Chapter 11 Bankrutpcy filing as follows:

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

During the bankruptcy proceedings before the Judge, the holders of the $15 million August, 2004 Debentures reserved their right to make a claim in the Bankruptcy against the Company for `liquidated damages' allegedly resulting a delay in the registration of the common shares issuable in the event the Debentures and warrants were converted. The claim, under the terms of the original Debenture agreement, would encompass damages of 2% per month of the remaining principal plus interest at 18% per annum covering the time period from July 1, 2005 to August 19, 2005. The Company has calculated the potential damages at approximately $480,000. The Company believes that no damages are due under this potential claim because the registration was delayed principally as a result of questions relating to the bankruptcy and thus the shares could never have been registered on time. Delays due to the bankruptcy were expressly excluded from this liability. As a result, the Company believes that no actual damage was caused to the August, 2004 Debenture holders. The Company plans to defend against the claim vigorously if it is filed. No claim has been filed as of the date of the filing of this form 10-Q and no accrual has been recorded as of December 31, 2005.

NOTE 11 - LITIGATION

Composite Technology Corporation v. Acquvest (OCSC Case No. 03 CC 12640):

On October 16, 2003, CTC filed suit against Acquvest, Inc., Paul Koch, Victoria Koch, Patricia Manolis, and Michael Tarbox in Orange County Superior Court. CTC alleges causes of action for declaratory relief, breach of contract, fraudulent inducement, rescission and economic duress arising out of certain subscription and related agreements among the Company and the defendants. In connection with such agreements, CTC issued to Acquvest, Inc. and Patricia Manolis, in April 2003 and September 2003, a total of 150,000 units for a total purchase price of $375,000. Each unit consists of 10 shares of unregistered, restricted common stock and 10 Series I warrants to purchase one share of unregistered, restricted common stock. Each Series I warrant entitles the holder to purchase a share of common stock at $0.50 per share and expires on March 30, 2005. The agreements provide for the issuance of up to an additional 550,000 of such units for the same purchase price of $2.50 per unit, subject to certain conditions, and registration of share issuances under the Securities Act of 1933, as amended. The additional units have not been issued and the additional purchase consideration has not been paid. The parties disagree as to their respective rights and obligations with respect to the original issuances and such additional units. 10,000 units were also issued to Paul Koch for services in connection with such agreements, and a dispute has arisen as to his entitlement to those and additional units and warrants in connection with the agreements. CTC is seeking actual damages, punitive damages, statutory costs, attorneys' fees and injunctive relief against the defendants. CTC also seeks rescission of the pertinent agreements based on numerous grounds, including fraudulent inducement. By a letter to CTC's counsel dated September 8, 2004, Acquvest stated that it was waiving the contractual conditions to its purchase of an additional 400,000 units under its subscription agreement and was tendering $1,000,000, which was available on deposit, to CTC as payment for the units. Acquvest, Koch, and Manolis filed a Cross-Complaint on September 16, 2004, which they amended per stipulation on December 17, 2004. On April 14, 2005, CTC was served with notice that the Court granted defendants and cross-complainants' application for Writs of Attachment allowing for the attachment of CTC's assets totaling $2.55 million. The Court had denied two prior applications by defendants and cross-complainants for Writs of Attachment. CTC immediately filed a Notice of Appeal on April 14, 2005 and an Emergency Writ on April 18, 2005 with the California Courts of Appeal to challenge the Court's decision to grant the Writs of Attachment and to stay the Writs of Attachment. Trial date was set for May 9, 2005, but was vacated as a result of the bankruptcy filing. The bankruptcy court has ordered that the trial be re-set in Orange County Superior Court. On October 31, 2005, CTC agreed to a complete settlement of the claims of Acquvest, Inc., Paul R. Koch, Victoria Koch and Patricia Manolis (the "Acquvest Parties"). CTC agreed to transfer 6.5 million shares (the "Settlement Shares") to settle all of the Acquvest Parties claims. There is an existing dispute over one of the settlement terms. CTC contends that an additional term of the settlement was that the Acquvest Parties would be responsibility for settling any claims of Michael Tarbox against CTC. An evidentiary hearing on this issue is set for February, 2006 in the bankruptcy court. On November 18, 2005, CTC entered into a Mutual Release Agreement to settle claims made by Acquvest, Inc., Paul R. Koch, Victoria Koch and Patricia Manolis against CTC and Benton H. Wilcoxon, CTC's CEO, in consideration for the issuance of 6,500,000 shares of CTC's common stock. As part of this settlement, it was recorded that Acquvest, Inc., Paul R. Koch, Victoria Koch and Patricia Manolis would be responsible for resolving CTC's issues with Michael Tarbox (see "Tarbox v. Koch"). Acquvest, Inc., Paul R. Koch, Victoria Koch and Patricia Manolis now claim that no such agreement was reached. Resolution of this matter will have no effect on the main release of CTC in the Acquvest, Inc., Paul R. Koch, Victoria Koch and Patricia Manolis litigation. One half of the Settlement Shares were transferred to the Acquvest Parties on delivery of the Mutual Release Settlement with the remaining shares being released 45 days thereafter. As of September 30, 2005, the Company recorded an accrual under SFAS 5 for $12,675,000 representing the shares to be issued in the settlement valued at $1.95 per share, the market price on the date immediately prior to the settlement date. On November 21, 2005, the Company issued the 6,500,000 shares. Accordingly, no accrual remained as of December 31, 2005.

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

NOTE 13 - CONVERTIBLE DEBT

A. August, 2004 Convertible Debentures:

On August 17, 2004, CTC closed a financing transaction in which it sold 6% convertible debentures (the "August, 2004 Debentures") to select institutional accredited investors, in order to raise a total of $15,000,000. We received $5,000,000 upon closing and $10,000,000 was deposited into a Custodian Account to secure repayment of the August, 2004 Debentures. The August, 2004 Debentures will mature on August 17, 2007. The investors may convert the August, 2004 Debentures into our common stock for $1.67 per share, subject to adjustment (the "Conversion Price"). On November 23, 2004, we reached an agreement with the four funds that purchased the August, 2004 Debentures to release the $10 million held in the custodian account. The $10 million was to have been released periodically after the effectiveness of a registration statement filed by the Company on Form SB-2 pursuant to monthly optional redemptions. In consideration for such early release of the $10 million, each of the four funds was issued an additional warrant to purchase (in aggregate) 1,083,591 shares of our common stock with an exercise price of $3.23. The four funds also agreed to extend the deadlines for the filing of and effectiveness date of the registration statement. The additional warrants were valued using the Modified Black-Scholes-Merton option pricing model at $1.84 per warrant. The aggregate warrant value of $1,993,523 was recorded as Paid in Capital and as additional debt discount in Fiscal 2005, see also Note 3-Restatement.

Concurrent with the debenture financing in August, 2004, the investors also received warrants to purchase an aggregate of 3,453,947 shares of common stock, 50% of which are at an exercise price of $1.75 per share and the balance of which are at an exercise price of $1.82 per share. The combined value of the allocated conversion features of the August, 2004 Debentures and the value allocated to the warrants issued was $6,364,063 which was recorded as paid in capital and as a discount to the August, 2004 Debentures. The discount will be amortized to interest expense over the expected duration of the August, 2004 Debentures which are scheduled for repayment in August, 2007. The Discount will be amortized ratably over the 36 month term of the debentures. On May 5, 2005 pursuant to the requirement under Bankruptcy accounting (AICPA SOP 90-7) we adjusted the carrying value of our August, 2004 Debentures to their face value of $15,000,000. This resulted in a non-cash charge to earnings for $6,477,455. The charge reduced the prospective monthly amortization of the debt discount to $0.

Between August 19, 2005 and September 30, 2005 the holders of the August, 2004 Debentures converted a total of $4,139,558 of principal to 2,478,777 shares of Common Stock at a conversion price of $1.67 per share. Between October 1, 2005 and December 31, 2005, the holders of the August, 2004 Debentures converted a total of $4,480,191 of principal as follows: $3,800,000 of principal was converted at $1.55 per share into 2,000,000 shares of common stock $680,191 of principal was converted at $1.67 per share into 858,913 shares of common stock.

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

Prior to May 5, 2005, we paid the August, 2004 Debenture holders interest at a rate of 6% per annum, payable quarterly in cash. Under our Bankruptcy Plan of Reorganization, interest accrued but unpaid as of the bankruptcy date in addition to interest payable since the bankruptcy is to be paid in common stock upon plan confirmation. As of September 30, 2005 we had accrued interest payable of $430,755. On November 9, 2005 we issued 259,790 shares of common stock in full payment of all interest accrued through September 30, 2005. On December 30, 2005, we paid all interest earned for the quarter ended December 31, 2005 in cash. Accordingly, no interest accrual was recorded for the August, 2004 debentures as of December 31, 2005.

B. October, 2005 Convertible Notes

On October 13, 2005, CTC closed a financing transaction in which it sold 6% convertible notes (the "October, 2005 Notes") to select institutional accredited investors, in order to raise a total of $6,000,000. The October, 2005 Notes bear interest at 6% and will mature on January 14, 2007. The October, 2005 Notes are redeemable by the Company for 110% of the principal outstanding. The investors may convert the October, 2005 Notes into our common stock for $1.55 per share (the "Conversion Price") at any time prior to maturity or redemption by the Company.

Concurrent with the issuance of the October, 2005 Notes, the investors also received warrants to purchase an aggregate of 1,161,290 shares of common stock, 50% of which are at an exercise price of $1.78 per share and the balance of which are at an exercise price of $1.94 per share. The combined value of the allocated conversion features of the Debentures and the value allocated to the warrants issued was $1,834,092 which was recorded as paid in capital and as a discount to the Convertible Debentures. Under bankruptcy accounting, the Company immediately recorded a carrying value adjustment of $1,834,092 to reduce the debt discount to $0.

In conjunction with this note issuance, on October 14, 2005, the Company issued 232,258 shares of common stock for services valued at $360,000 to Lane Capital for services rendered to broker the convertible notes. Lane Capital also received warrants to purchase 96,774 shares of common stock at $1.78 per share valued at $0.9452 per warrant and warrants to purchase 96,774 shares of common stock at $1.94 per share valued at $0.9191 per warrant under the same terms as the warrants issued to the investors. The warrants were valued using the Black-Scholes-Merton option pricing model at an aggregate value of $180,416. The key assumptions to value the warrants were a volatility of 100%, a risk free rate of 3.97%, a market price of $1.55 a life of three years, and a 0% dividend yield.

On January 30, 2006, the Company entered into an agreement with all of the seven holders of the Company's October, 2005 Notes issued to amend and modify the October, 2005 Notes and related warrants to purchase the common stock of the Company issued on October 13, 2005. As a result of this amendment, the Company agreed to issue 1,308,142 shares of restricted common stock to the holders of the October, 2005 Notes. The restricted shares will receive piggyback registration rights on future share registrations. The Company valued this issuance at $2,250,005 at $1.72 per share, the closing market price on the trading date prior to the settlement and recorded and expense of this amount during the fiscal quarter ending March 31, 2006. In exchange, the holders agreed to fully convert their principal at $1.55 per share into 3,870,872 shares of common stock registered under Bankruptcy code section 1145 and to waive certain rights under the original securities purchase agreement, warrant agreements, and convertible note agreements including certain restrictive note covenants. The Company agreed to pay Lane Capital $135,000 in fees to facilitate the agreement amendment. The fee will be paid in 78,489 shares of the Company's restricted common stock valued at $1.72 per share with piggyback registration rights. A total of 5,257,603 shares were issued on January 31, 2006 as a result of this transaction.

NOTE 14 - SUBSEQUENT EVENTS

On January 2, 2006, the Company entered into a Public and Media Relations Strategy and Services Consulting with Media Relations Strategy, Inc., ("MRS") to provide public and media relations strategy and marketing counsel in the financial markets for a term of 27 months ending on March 28, 2008. The Agreement provides that MRS shall (1) act as a liaison between the Company and its shareholders, (2) act as an advisor to the Company with respect to existing and potential markets and investors, and (3) act as an advisor to the Company with respect to communications and information dissemination. The Company shall pay MRS a non-refundable retainer fee of $36,500 per month in advance as follows: (i) $197,100 on execution of the Agreement; (ii) $197,100 on April 21, 2006; (iii) $197,100 on August 25, 2006; (iv) $197,100 on December 22, 2006 and
(v) $197,100 on March 23, 2007. MRS shall be responsible for all the costs and expenses related to the provision of the Services. As a further incentive to the MRS, the Company agrees to issue MRS the following warrants to acquire the Company's unregistered, restricted shares of common stock: (i) 200,000 warrants at an exercise price of $2.00 per warrant; (ii) 200,000 warrants at an exercise price of $2.50 per warrant; and (iii) 200,000 warrants at an exercise price of $3.00 per warrant ("the Warrants").

The Company shall have the right at its sole discretion to settle the entire remuneration due under the Agreement by paying the full amount of the contract in advance within sixty (60) days of the signature of the Agreement. In the event that the Company shall elect to pay the contract remuneration in advance, the full amount payable shall be discounted by fifteen percent (15%). The Company shall have the right to pay the remuneration in cash or in shares. In the event of the payment of the remuneration in shares, such shares shall be unregistered shares of common stock (half of which shall carry piggyback registration rights) and valued at a price above the market price on the date of issuance. No stock or warrants have been issued as of the date of this filing for the MRS agreement.

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

On January 6, 2006, the Company appointed Michael D. McIntosh as a Director of the Company.
On January 9, 2006, the Company appointed Dean McCormick, III as a Director of the Company.

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

On January 30, 2006, the Company entered into an agreement with all of the seven holders of the Company's October, 2005 Notes issued to amend and modify the Convertible Notes and related warrants to purchase the common stock of the Company issued on October 13, 2005. As a result of this amendment, the Company agreed to issue 1,308,142 shares of restricted common stock to the holders of the October, 2005 Notes. The restricted shares will receive piggyback registration rights on future share registrations. The Company valued this issuance at $2,250,005 at $1.72 per share, the closing market price on the trading date prior to the settlement and recorded an expense of this amount during the fiscal quarter ending March 31, 2006. In exchange, the holders agreed to fully convert their principal at $1.55 per share into 3,870,972 shares of common stock registered under Bankruptcy code 1145 and to waive certain rights under the original securities purchase agreement, warrant agreements, and convertible note agreements including certain restrictive note covenants. The Company agreed to pay Lane Capital $135,000 in fees to facilitate the agreement amendment. The fee will be paid in 78, 489 shares of the Company's restricted common stock valued at $1.72 per share with piggyback registration rights. A total of 5,257,603 shares were issued on January 31, 2006 as a result of this transaction.

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

RESTATEMENT

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

See Note 3- Restatement for additional guidance.

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

At the beginning of the first quarter of Fiscal 2005, on October 2, 2004, our wholly owned subsidiary, CTC Cable Corporation, entered into two separate agreements for the manufacture and distribution of our proprietary ACCC cable with General Cable Industries, Inc., the principal U.S. operating subsidiary of General Cable Corporation.

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

                                                          Three Months Ended
                                                             December 31,
                                                          2005          2004
                                                                      Restated
                                                      ------------  ------------
Officer Compensation                                  $     36,848  $         --
Legal, Professional and Consulting                         542,496        86,000
Selling and marketing                                        3,158            --
Research and development                                    38,103        40,325
General and administrative                                  66,920            --
                                                      ------------  ------------
Totals                                                $    687,525  $    126,325
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

Inventory

Inventories consist of our wrapped and unwrapped manufactured composite core and related hardware products and raw materials used in the production of those products. Inventories are valued at the lower of cost or market under the FIFO method. Costs to ship product for sale or for products sold is recorded to costs of goods sold as the expenses are incurred. Products manufactured internally are valued at standard cost which approximates replacement cost. Inventory is periodically evaluated for obsolescence and salability and reserves are recorded for product that is believed by management to be impaired in value. As of December 31, 2005, the company had recorded gross inventory of $2,717,417 and had inventory reserves of $234,178.

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

OFFICER COMPENSATION. Officer compensation expense consisted of salaries and employee benefits for our Chief Executive Officer and Secretary in the Quarter ended December 31, 2005 and for the Chief Executive Officer, Chief Operating Officer, and Secretary for the quarter ended December 31, 2004. Officer compensation expenses increased 20% from $85,385 in the first quarter of fiscal 2005 to $102,130 in the current year quarter. For the three month period, the dollar increase was due to approximately $37,000 in SFAS 123R option expense offset by $20,000 in headcount related expenses due to fewer officers for the quarter ending December 31, 2005 caused by the resignation of our Chief Operating Officer in January, 2005.

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

LEGAL, PROFESSIONAL, AND CONSULTING EXPENSE. Legal, professional, and consulting expense consisted of professional legal, litigation related, financing related expenses but excludes bankruptcy related legal expenses which are captured in reorganization costs. Legal, professional, and consulting expenses increased $198,000 or 23% from $862,307 in the first fiscal 2005 quarter to $1,060,621 in the first fiscal 2006 quarter.

For the three month period ended December 31, 2004, legal, professional, and consulting expense consisted primarily of: $86,000 in non-cash compensation expense related to warrants issued for capital leasing fees, $363,000 in finders fees, $85,000 in SEC and general legal expenses and $300,000 in litigation related legal expenses.

For the three month period ended December 31, 2005, legal, professional, and consulting expense consisted primarily of: $360,000 in financing fees paid in stock, $180,000 for warrants valued at the fair value of the warrants issued for financing fee, $169,000 in legal costs associated with the October, 2005 Note financing, $310,000 in litigation related expenses and $53,000 in SEC and general legal expenses.

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

For consistency of presentation, the table below lists reconciles the classification of the combined Research and Development and Manufacturing related expenses between the two fiscal quarters:

                                               Quarter        Quarter
                                                ending         ending
                                             December 31,   December 31,       Increase
                                                2005            2004          (decrease)
                                            ------------    ------------    ------------
Cash basis headcount related costs          $    930,000    $    617,000    $    313,000
Expensed materials and tools                     300,000         230,000          70,000
Rents and overhead                               230,000         233,000          (3,000)
Employee stock option (SFAS 123R) expense         15,000              --          15,000
                                            ------------    ------------    ------------
Subtotal                                    $  1,475,000    $  1,080,000    $    395,000
                                            ------------    ------------    ------------
Expenses capitalized to inventory               (264,000)                       (264,000)
                                            ------------    ------------    ------------
Expense reported on Income Statement        $  1,211,000    $  1,080,000    $    131,000

The combined cash basis headcount costs increased $313,000 from quarter to quarter due to increased manufacturing related headcount expenses. Of the $930,000 combined total in the fiscal 2006 quarter, $120,000 was capitalized into inventory. Expensed materials and tools purchases increased $70,000 to $300,000 in the fiscal 2006 quarter due to increased materials used in core production Research and Development efforts. Overhead expense in total decreased $3,000 to $300,000 in the fiscal 2006 quarter due to a revised allocation as compared to fiscal 2005. Of the rents and overhead expense in fiscal 2006, $107,000 was capitalized into inventory for a net overhead expense to Research and Development of $123,000 for the quarter.

SALES AND MARKETING EXPENSE. Sales and marketing expense consisted primarily of salaries for sales and marketing personnel, expenses for consultants, equipment, travel, and printed marketing literature and sales materials. Sales and Marketing expense increased $244,000 or 89% from $272,789 in the first quarter of fiscal 2005 to $516,449 in the first quarter of fiscal 2006. The dollar increase in the three month period was primarily due to an increase of $213,000 in personnel costs, and an increase of $22,000 of allocated overhead due to increased headcounts for both employees and consultants as we increase our sales efforts for our ACCC conductor products.

DEPRECIATION EXPENSE. Depreciation expense consisted of depreciation on capitalized equipment, leasehold improvements, and other capital assets. Depreciation expense increased by $80,269 or 72% from $111,376 in the first quarter of fiscal 2005 to $191,645 in the first quarter of fiscal 2006. The dollar increase in the three month period ended December 31, 2005 was primarily due to a higher depreciable base resulting from equipment purchased during the last three quarters of fiscal 2005.

REORGANIZATION EXPENSE - BANKRUPTCY LEGAL FEES. The balance in the fiscal 2006 quarter of $283,369 was due to legal and professional fees and costs associated with the preparation for our bankruptcy confirmation hearings, our bankruptcy financing hearings, and work performed subsequent to our bankruptcy confirmation. There were no such activities in the fiscal 2005 quarter.

INTEREST INCOME. Interest income decreased to $14,245 in the first quarter of fiscal 2006 from $27,260 in the prior year quarter. The decrease was due to interest earned on lower cash balances.

INTEREST EXPENSE. Interest expense decreased $629,209 or 74% from $847,875 in the first quarter of fiscal 2005 to $218,666 in the first quarter of 2006. The decrease was due to lower non-cash interest expense. The fiscal 2005 interest expense had approximately $624,000 of convertible debt discount that had been amortized to interest expense. The discount was adjusted to $0 in May, 2005 pursuant to a carrying value adjustment recorded when the Company filed for Chapter 11 bankruptcy protection.

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

Net Loss

Our net loss increased to $7.2 million in the three months ended December 31, 2005 compared to $3.8 million during the corresponding period in 2004. The increase in 2005 from 2004 of $3.4 million was due to other expenses increase of $2.4M, an operating expense increase of $1.3 million and gross margin increase of $0.25 million. The net loss was heavily influenced by the expenses incurred with our bankruptcy filing, the defense of our litigation which was substantially resolved at quarter end, and with the issuance of our convertible debt in October, 2005 and the related charges related to anti-dilution and adjustments to the carrying value of the debt under bankruptcy accounting.

Gross margin increased by $0.25 million due to the recognition of the City of Kingman consulting revenue in the fiscal 2006 quarter. Only one small trial sale was recognized in the fiscal 2005 quarter.

Operating expenses increased by $1.3 million, the net effect of the change from 2005 to 2006 of a $0.8 million increase from $2.3 million to $3.1 million in continuing operating expenses and a net increase of $0.5 million from $0.8 million to $1.3 million in non-recurring one time charges.

Continuing expenses include the costs of operating our business on an ongoing basis. Expense increases reflect our increased efforts in sales and marketing of our ACCC products, increased audit and Sarbanes Oxley costs related to fiscal 2005, and decreased production costs due to the allocation of manufacturing costs recorded in previous reporting periods in R&D expense but capitalized into inventory beginning with the fiscal 2006 quarter. The approximately $0.8 million increase from the fiscal 2005 to the fiscal 2006 quarter consists of the net effect of employee and consultant headcount related increase of $455,000, Audit and Sarbanes Oxley compliance expense increase of $155,000, stock option expense increase of $122,000, and expensed tools and production parts increase of $70,000.

Non-recurring one time charges in 2006 of $1.3 million include: $0.3 million in bankruptcy related legal expenses, $0.5 million in warrants and stock issued for debt financing services in October, 2005, $0.2 million in legal expenses related to the October, 2005 financing, and $0.3 million in litigation legal expenses. Non-recurring charges in 2005 of $0.8 million include $0.1 million for the fair value of warrants issued for other financing services, $0.3 million in litigation legal expenses and $0.3 million in finders fees expensed in November, 2004.

The other expense increase of $2.4 million consisted of $2.6 million in fiscal 2006 for the non-recurring carrying value adjustment expenses of our convertible debt, $0.4 million for expenses related to modification of warrants due to antidilution, and a decrease in non-cash interest expense of $0.6 million. The $2.6 million carrying value adjustment consists of $1.8 million for the accelerated expense on the debt discount of the October, 2005 Notes and $0.8M for the accelerated expense on the additional debt discount on the August, 2004 debentures resulting from the anti-dilution provisions of the August debenture agreement. Both discounts were accelerated due to bankruptcy accounting requirements.

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

For the three months ended December 31, 2005, we had a net loss of $7.2 million. At December 31, 2005, we had $1.3 million of cash and cash equivalents, which represented an increase of $0.5 million from September 30, 2005. The increase was due to $6.0 million of cash proceeds from the issuance of convertible notes in October, 2005 and $0.4 million of cash received from the exercise of warrants offset by cash used in operations of $5.6 million, cash used to purchase equipment of $0.1 million, and cash used to pay capital leases of $0.1 million.

Cash used by operations during the three months ended December 31, 2005 of $5,637,260 was the result of operating losses, offset by depreciation, amortization, and non-cash compensation expenses and working capital requirements. In addition to our operations cash burn of $2.4 million, we used approximately $1.1 million to pay our pre-bankruptcy accounts payable, incurred additional bankruptcy related cash expenditures of $0.3 million, and purchased approximately $1.8 million in industrial grade carbon and other key raw materials in anticipation of future sales growth. Due to our Chapter 11 bankruptcy, our carbon vendors required cash on delivery for these materials. Cash used for investing activities of $130,747 was related to the purchase of computer hardware and software, certain leasehold improvements, and equipment put in service in anticipation of manufacturing activities offset by the sale of equipment. Cash provided by financing of $6,259,385 was primarily due to the cash proceeds from the $6.0 million in October, 2005 Notes and $0.4 million from warrant exercises net of principal payments made on capital lease obligations.

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

General Corporate, Finance, Administrative, Bankruptcy, and Litigation:

On October 14, 2005 we closed a financing whereby we sold $6.0 million in convertible notes due in January, 2007. The closing of this financing was a key financial cornerstone for the Company's eventual emergence from bankruptcy as described below. The notes bear interest at 6% per year payable in cash or common stock on a quarterly basis. The notes are convertible into common shares of the Company at $1.55 per share at the discretion of the note holders or can be forced to convert by the Company under certain conditions. We also issued 1,161,290 warrants to the note holders in conjunction with the financing, 50% of the warrants with an exercise price of $1.94 and 50% of the warrants with an exercise price of $1.78 per share. On January 30, 2006 the $6.0 million notes were converted at $1.55 per share into 3,870,872 shares of common stock. See
Note 13-Convertible Debt in the financial statements.

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

On October 31, 2005, the Judge John Ryan of the Central District Court, Santa Ana division of the US Bankruptcy Court approved the Company's Third Amended Plan of Reorganization which provides for payment of 100% of creditors allowed claims. On November 1, 2005 the Company paid substantially all of its pre-petition liabilities payable in cash, thereby effectively consummating the Plan of Bankruptcy. On November 18, 2005, United States Bankruptcy Judge John Ryan signed and entered the order approving the Company's Third Amended Chapter 11 Plan of Reorganization with non-material modifications that confirms the Company's emergence from bankruptcy. We have complied in all material aspects of the bankruptcy plan and we expect to file for and receive the final formal decree of bankruptcy emergence during the quarter ended March 31, 2006.

On December 15, 2005, CTC Wind Systems Corporation ("CWS"), a wholly owned subsidiary of Composite Technology Corporation (the "Company") and EU Energy Incorporated ("EU Energy") entered into an Equity Purchase Agreement ("Equity Purchase Agreement") pursuant to which CWS has the right to purchase approximately 48% of the issued and outstanding shares of capital stock of EU Energy (the "Equity Purchase"). The closing of the Equity Purchase is subject to completion of CTC's due diligence investigation of EU Energy and other standard closing conditions set forth in the Equity Purchase Agreement. The total purchase price for the Equity Purchase is $5,000,000 which shall be paid as follows: (i) $1,000,000 at the time of closing of the Equity Purchase; (ii) $2,000,000 on March 1, 2006 or 60 days after the date of such closing; and (iii) the final $2,000,000 on April 1, 2006 or 90 days after the date of such closing. At the time of Closing all of the shareholders of EU Energy shall execute a shareholders' agreement with shall provide that, among other things, CWS shall have the right to appoint two board members of EU Energy, the remaining 2 directors to be appointed by the other EU Energy shareholders and that certain major decisions shall require the unanimous decision of the board of directors of EU Energy. The Equity Purchase Agreement shall be terminated by: (i) mutual written consent of the parties; (ii) either party if the closing of the Equity Purchase does not occur by May 1, 2006; (iii) on written notice by either party if any order permanently restraining, enjoining or prohibiting consummation of the transactions contemplated in the Equity Purchase Agreement shall become final and non-appealable; (iv) the seller on written notice if any buyer closing condition is not performed by the closing date; or (v) the buyer on written notice if any seller closing condition is not performed by the closing date,
(vi) if Buyer is not satisfied with its due diligence investigations prior to the closing date, or (vii) if the Buyer is unable to obtain satisfactory financing to meet the terms of its financing obligations. As of the date of this filing, neither CWS nor the Company had paid any amount under this agreement.

On January 2, 2006, the Company entered into a Public and Media Relations Strategy and Services Consulting with Media Relations Strategy, Inc., ("MRS") to provide public and media relations strategy and marketing counsel in the financial markets for a term of 27 months and ending on March 28, 2008. See also
Note 14-Subsequent Events in the financial statements.

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

As of December 31, 2005, our accumulated deficit was $73,837,665

WE HAVE EXPERIENCED DIFFICULTIES IN COLLECTING ACCOUNTS RECEIVABLE, WHICH COULD HARM OUR BUSINESS AND RESULT IN HIGHER LOSSES THAN ANTICIPATED.

Our management believed the $2.5 million receivable to be collectible from Global American Energy for work carried out between March 31, 2003 and September 30, 2004 as of the original filing date of our annual report for the year ended September 30, 2004 through the date that the initial payment from Global American Energy was returned for insufficient funds. We recorded the entire balance outstanding of $2.5 million as services revenue in fiscal 2004 and included it in our accounts receivable balance as of September 30, 2004. As of August 9, 2005, all payments made to us were returned for insufficient funds and no additional payments have been received. As such, we recorded into the quarter ending June 30, 2005 an allowance for uncollectible accounts in the amount of
2.5 million that remained uncollectible as of December 31, 2005.

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

The market in which we compete is intensely competitive. Our competitors include makers of traditional bare overhead wire and other companies with developmental-stage products that may be marketing or developing products that compete with our products or would compete with them if developed. There is no certainty that unique technological advances will not be achieved by our competition, with better capital resources, in the future or that would render our technologies and products obsolete. We believe our competitors will continue to improve the design and performance of their products and to introduce new products with competitive price and performance characteristics. We expect that we will be required to continue to invest in product development, productivity improvements and customer service and support in order to compete in our markets. Such competitors could develop a more efficient product or undertake more aggressive and costly marketing campaigns than us which may adversely affect our marketing strategies and could have a material adverse effect on our business, results of operations or financial condition. In addition, as we introduce new products, we will compete directly with a greater number of companies. There is no assurance that we will compete successfully against current or future competitors nor can there be any assurance that competitive pressures faced by us will not result in increased marketing costs, loss of market share or otherwise will not materially adversely affect our business, results of operations and financial condition.

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

ITEM 4: CONTROLS AND PROCEDURES

Based on an evaluation under the supervision and with the participation of the Company's management, including the Chief Executive Officer, the acting Chief Operating Officer, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined under the Securities Exchange Act of 1934, as amended (Exchange Act)) were not effective as of December 31, 2005 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

Subsequent to December 31, 2005, during the quarter ended March 31, 2006 the Company added two Directors, one of whom is considered to be independent, is a financial expert, and who will chair the Audit and Compensation Committees.

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

During the quarter ended December 31, 2005, the Company began to investigate the processes required to improve the tracking of inventory movement.

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

Composite Technology Corporation v. Acquvest (OCSC Case No. 03 CC 12640):

On October 16, 2003, CTC filed suit against Acquvest, Inc., Paul Koch, Victoria Koch, Patricia Manolis, and Michael Tarbox in Orange County Superior Court. CTC alleges causes of action for declaratory relief, breach of contract, fraudulent inducement, rescission and economic duress arising out of certain subscription and related agreements among the Company and the defendants. In connection with such agreements, CTC issued to Acquvest, Inc. and Patricia Manolis, in April 2003 and September 2003, a total of 150,000 units for a total purchase price of $375,000. Each unit consists of 10 shares of unregistered, restricted common stock and 10 Series I warrants to purchase one share of unregistered, restricted common stock. Each Series I warrant entitles the holder to purchase a share of common stock at $0.50 per share and expires on March 30, 2005. The agreements provide for the issuance of up to an additional 550,000 of such units for the same purchase price of $2.50 per unit, subject to certain conditions, and registration of share issuances under the Securities Act of 1933. The additional units have not been issued and the additional purchase consideration has not been paid. The parties disagree as to their respective rights and obligations with respect to the original issuances and such additional units. 10,000 units were also issued to Paul Koch for services in connection with such agreements, and a dispute has arisen as to his entitlement to those and additional units and warrants in connection with the agreements. CTC is seeking actual damages, punitive damages, statutory costs, attorneys' fees and injunctive relief against the defendants. CTC also seeks rescission of the pertinent agreements based on numerous grounds, including fraudulent inducement. By a letter to CTC's counsel dated September 8, 2004, Acquvest stated that it was waiving the contractual conditions to its purchase of an additional 400,000 units under its subscription agreement and was tendering $1,000,000, which was available on deposit, to CTC as payment for the units. Acquvest, Koch, and Manolis filed a Cross-Complaint on September 16, 2004, which they amended per stipulation on December 17, 2004. On April 14, 2005, CTC was served with notice that the Court granted defendants and cross-complainants' application for Writs of Attachment allowing for the attachment of CTC's assets totaling $2.55 million. The Court had denied two prior applications by defendants and cross-complainants for Writs of Attachment. CTC immediately filed a Notice of Appeal on April 14, 2005 and an Emergency Writ on April 18, 2005 with the California Courts of Appeal to challenge the Court's decision to grant the Writs of Attachment and to stay the Writs of Attachment. Trial date was set for May 9, 2005, but was vacated as a result of the bankruptcy filing. The bankruptcy court has ordered that the trial be re-set in Orange County Superior Court. On October 31, 2005, CTC agreed to a complete settlement of the claims of Acquvest, Inc., Paul R. Koch, Victoria Koch and Patricia Manolis (the "Acquvest Parties"). CTC agreed to transfer 6.5 million shares (the "Settlement Shares") to settle all of the Acquvest Parties claims. There is an existing dispute over one of the settlement terms. CTC contends that an additional term of the settlement was that the Acquvest Parties would be responsibility for settling any claims of Michael Tarbox against CTC. An evidentiary hearing on this issue is set for February, 2006 in the bankruptcy court. On November 18, 2005, CTC entered into a Mutual Release Agreement to settle claims made by Acquvest, Inc., Paul R. Koch, Victoria Koch and Patricia Manolis against CTC and Benton H. Wilcoxon, CTC's Chief Executive Officer, in consideration for the issuance of 6,500,000 shares of CTC's common stock. As part of this settlement, it was recorded that Acquvest, Inc., Paul R. Koch, Victoria Koch and Patricia Manolis would be responsible for resolving CTC's issues with Michael Tarbox (see "Tarbox v. Koch"). Acquvest, Inc., Paul R. Koch, Victoria Koch and Patricia Manolis now claim that no such agreement was reached. Resolution of this matter will have no effect on the main release of CTC in the Acquvest, Inc., Paul R. Koch, Victoria Koch and Patricia Manolis litigation. One half of the Settlement Shares were transferred to the Acquvest Parties on delivery of the Mutual Release Settlement with the remaining shares being released 45 days thereafter. As of September 30, 2005, the Company recorded an accrual under SFAS 5 for $12,675,000 representing the shares to be issued in the settlement valued at $1.95 per share, the market price on the date immediately prior to the settlement date. On November 21, 2005, the Company issued the 6,500,000 shares.

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

May 31, 2006