Form 10-Q/A
period 2006-03-31
COMPOSITE TECHNOLOGY CORP
filed 2006-06-01
CIK 317477

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


                                2026 McGaw Avenue
                               Irvine, California
                    (Address of Principal Executive Offices)


                                      92614
                                   (Zip Code)

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

                                EXPLANATORY NOTE

This Amendment No. 1 to Form 10-Q for the Quarter ended March 31, 2006 is being filed in order to correct certain clerical and typographical errors previously contained in the Report. The following items have been amended to correct these errors:

Part II Item 6: Exhibits

                        COMPOSITE TECHNOLOGY CORPORATION

Amendment No.1 to Form 10-Q for the Quarter ended March 31, 2006

                                Table of Contents

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION
Item 1 Financial Statements                                                   3
Item 2 Management's Discussion and Analysis of
       Financial Condition and Results of Operations                         32
Item 3 Quantitative and Qualitative Disclosures About Market Risk            60
Item 4 Controls and Procedures                                               60

PART II - OTHER INFORMATION
Item 1 Legal Proceedings                                                     62
Item 2 Unregistered Sales of Equity Securities and Use of Proceeds           62
Item 3 Defaults on Senior Securities                                         66
Item 4 Submission of Matters to a Vote of Security Holders                   66
Item 5 Other Information                                                     66
Item 6 Exhibits                                                              66
SIGNATURE                                                                    67

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
                                                              ============    ============

The accompanying notes are an integral part of these financial statements

                        COMPOSITE TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                   (UNAUDITED)

              AND FOR THE SIX MONTHS ENDED MARCH 31, 2006 AND 2005
                                  (UNAUDITED)

                                        Three Months ended    Three Months ended      Six Month ended       Six Months ended
                                           March 31, 2006        March 31, 2005        March 31, 2006        March 31, 2005
                                                                    Restated                                   Restated
                                         ------------------    ------------------    ------------------    ------------------
Revenue:
     Product Sales                       $        1,030,528    $               --    $        1,053,420    $           46,485
     Consulting Revenue                                  --                    --               550,000                    --
                                         ------------------    ------------------    ------------------    ------------------

Total Revenue                            $        1,030,528    $               --    $        1,603,420    $           46,485

Cost of product sales sold                          977,112                    --               993,792                30,894
Cost of consulting revenue                               --                    --               304,787                    --
                                         ------------------    ------------------    ------------------    ------------------

Gross margin                             $           53,416    $               --    $          304,841    $           15,591

OPERATING EXPENSES
Officer compensation                                112,364                71,452               214,494               156,838
General and administrative                          993,742               783,230             1,900,906             1,381,837
Legal, professional, & consulting                   607,407             1,308,586             1,668,027             2,140,893
Research and development                          1,261,587             1,139,749             2,606,457             2,219,400
Sales and Marketing                                 381,528               232,453               764,363               505,242
Depreciation                                        200,408               124,952               392,053               236,328
Reorganization Expense -
  Bankruptcy legal fees                             289,860                    --               573,229                    --
                                         ------------------    ------------------    ------------------    ------------------

Total operating expenses                 $        3,846,896    $        3,660,422    $        8,119,529    $        6,640,538
                                         ------------------    ------------------    ------------------    ------------------

LOSS FROM OPERATIONS                     $       (3,793,480)   $       (3,660,422)   $       (7,814,688)   $       (6,624,947)
                                         ------------------    ------------------    ------------------    ------------------

OTHER INCOME /EXPENSE
Interest expense                                   (479,106)             (964,800)             (697,772)           (1,812,674)
Interest income                                       1,466                 5,284                15,711                32,544
Gain on sale of assets                                3,529                    --                 7,057                 4,256
Reorganization item - adjustment to
Expense related to modification
  of warrants                                            --                    --              (388,962)                   --
Expense related to inducement of
  convertible debt                               (2,250,005)                   --            (2,250,005)                   --
carrying value - Convertible Debt                        --                    --            (2,622,240)                   --
Carrying value impairment adjustment
on investments in other companies                        --                (1,000)                   --                (1,000)
                                         ------------------    ------------------    ------------------    ------------------

Total other income/expense               $       (2,724,117)   $         (960,516)   $       (5,936,211)   $       (1,776,874)
                                         ------------------    ------------------    ------------------    ------------------
Loss before Income Taxes                 $       (6,517,597)   $       (4,620,938)   $      (13,750,899)   $       (8,401,821)
                                         ------------------    ------------------    ------------------    ------------------
Income Taxes                                          1,056                    --                 2,656                    --
                                         ------------------    ------------------    ------------------    ------------------
NET LOSS                                 $       (6,518,653)   $       (4,620,938)   $      (13,753,555)   $       (8,401,821)
                                         ------------------    ------------------    ------------------    ------------------
BASIC AND DILUTED LOSS PER SHARE         $            (0.05)   $            (0.04)   $            (0.11)   $            (0.07)
                                         ------------------    ------------------    ------------------    ------------------
TOTAL BASIC AND DILUTED LOSS PER SHARE
AVAILABLE TO COMMON SHAREHOLDERS         $            (0.05)   $            (0.04)   $            (0.11)   $            (0.07)
                                         ------------------    ------------------    ------------------    ------------------
WEIGHT-AVERAGE COMMON SHARES
OUTSTANDING                                     133,487,380           114,227,327           128,950,131           113,020,722
                                         ------------------    ------------------    ------------------    ------------------

The accompanying notes are an integral part of these financial statements

                        COMPOSITE TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE SIX MONTHS ENDED MARCH 31, 2006 AND 2005 (UNAUDITED)

                                                                      For the six       For the six
                                                                     months ending     months ending
                                                                    March 31, 2006    March 31, 2005
                                                                    --------------    --------------
                                                                      (unaudited)       (unaudited)
                                                                                         (restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                            $  (13,753,555)   $   (8,401,821)
Adjustments to reconcile net loss to net cash used in
 operating activities:
    Net accretion of deferred gain on PP&E                                  (7,057)           (7,048)
    Depreciation                                                           392,053           236,328
    Deferred rent expense                                                  (19,958)               --
    Inventory reserve                                                      725,616
    Interest on fixed conversion features                                  294,531         1,338,565
    Issuance of common stock for services                                  629,330           271,765
    Issuance of common stock for inducement of debt conversion           2,250,005                --
    Issuance of warrants for services                                      180,416            86,000
   Compensation expense related to fair value of stock options             408,031           202,975
   Compensation expense related to modification of stock warrants          388,691                --
   Reorganization item - adjustment to carrying value of                 2,622,240                --
   convertible debt
   Carrying value impairment adjustment on investments in other                 --             1,000
   companies
(Increase) decrease in Assets:
   Restricted Cash                                                              --        10,010,060
   Accounts Receivable                                                     (88,635)            1,994
   Inventory                                                            (2,249,763)         (361,855)
   Prepaid Expenses                                                        271,845           115,911
   Capitalized construction costs                                          304,787           (11,874)
   Other assets                                                            (69,169)          (66,668)
Increase (Decrease) in Liabilities
   Accounts payable - trade                                             (1,642,613)         (269,006)
   Accrued legal settlement                                                100,000           116,366
   Accrued payroll and related expenses                                     88,234           (13,038)
   Accrued officer compensation                                                 --            (8,942)
   Deferred revenue                                                       (507,365)               --
                                                                    --------------    --------------
Net cash provided by (used in) operating activities                 $   (9,682,336)   $    3,240,711
                                                                    --------------    --------------

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of property and equipment                                        (263,226)         (784,418)
                                                                    --------------    --------------
Net cash provided by (used in) investing activities                 $     (263,226)   $     (784,418)
                                                                    --------------    --------------

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible debt                               9,300,000                --
Proceeds from notes payable                                                200,000                --
Payments on capital lease assets                                          (197,805)         (147,809)
Proceeds from exercise of options                                               --           195,000
Proceeds from exercise of warrants                                         506,908         1,448,621
                                                                    --------------    --------------
Net cash provided by financing activities                                9,809,103         1,495,812
                                                                    --------------    --------------

Net increase/(decrease) in cash and cash equivalents                      (136,459)   $    3,729,353
CASH AND CASH EQUIVALENTS, BEGINNING OF  PERIOD                     $      807,115    $    2,930,615
                                                                    --------------    --------------

CASH AND CASH EQUIVALENTS, END OF  PERIOD                           $      671,356    $    6,659,968
                                                                    --------------    --------------

SUPPLEMENTAL DISCLOSERS OF CASH FLOW  INFORMATION
INTEREST PAID                                                       $      184,575    $      501,690
CASH PAID FOR BANKRUPTCY ITEMS                                             346,592                --
INCOME TAX PAID                                                              2,656             1,600

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

NOTE 1 - ORGANIZATION AND LINE OF BUSINESS

Composite Technology Corporation, incorporated in Florida and reincorporated in Nevada, is an Irvine, CA based company providing advanced composite core conductor ("ACCC") cables for electric transmission and distribution lines. The Company operates under four wholly-owned subsidiaries incorporated in the State of Nevada: CTC Wind Systems Corporation, CTC Cable Corporation, CTC Towers & Poles Corporation, and Transmission Technology Corporation. The Company's first product is high performance ACCC cable for electric transmission and distribution lines.

ACCC cable is commercially available in the United States and Canada through distribution and purchase agreements between General Cable Industries, Inc. and the Company's wholly-owned subsidiary, CTC Cable Corporation and elsewhere worldwide directly from the Company.

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

The Statements of Operations for the three and six months ended March 31, 2005 have been restated as follows:

Statement of Operations for Three months ended March 31, 2005

                                                  As Originally     Restatement              As
                                                       Reported      Adjustment         Restated
                                                  -------------   -------------    -------------
Other Income/Expense
                                                  -------------   -------------    -------------
Interest Expense                                        783,571         181,229          964,800
                                                  -------------   -------------    -------------
 Net loss                                             4,439,709         181,229        4,620,938

Statement of Operations for Six months
   ended March 31, 2005

                                                  As Originally     Restatement              As
                                                       Reported      Adjustment         Restated
                                                  -------------   -------------    -------------
Operating Expenses
                                                  -------------   -------------    -------------
Legal, Professional, and consulting                   4,134,416      (1,993,523)       2,140,893
                                                  -------------   -------------    -------------
Other Income/Expense
                                                  -------------   -------------    -------------
Interest Expense                                      1,534,789         277,885        1,812,674
                                                  -------------   -------------    -------------
 Net loss                                            10,117,459      (1,715,638)       8,401,821

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

Principles of Consolidation

The consolidated financial statements include the accounts of CTC and its wholly-owned subsidiaries (collectively, the "Company"). All significant inter-company accounts and transactions are eliminated in consolidation.

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

Since we had emerged from bankruptcy on November 18, 2005, presentation of Liabilities subject to compromise was not required as of March 31, 2006. Consistent presentation of liabilities subject to compromise between September 30, 2005 and March 31, 2006 balances are as follows:

                                          Remaining at        September 30,
                                         March 31, 2006           2005
                                         --------------      --------------
Pre-petition Accounts Payable                        --      $    1,180,202
Accrued Officer Compensation             $      255,619(1)          255,619
Accrued disputed balances                       101,000(2)           65,000
Accrued pre-petition interest payable                --              89,286
Accrued pre-petition employee benefits           11,534(3)           35,413
                                         --------------      --------------
Total                                    $      368,153      $    1,625,520


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

Classification of Stock-Based Compensation Expense

Stock-based compensation expense in the three and six months ended March 31, 2006 and 2005 are as follows:

Stock-based compensation expense in the three and six months ended March 31, 2006 and 2005 are as follows:

                             Three Months    Three Months   Six Months     Six Months
                                Ended           Ended          Ended          Ended
                               March 31        March 31      March 31       March 31
                                2006            2005           2006           2005
                             ------------   ------------   ------------   ------------
Officer Compensation         $     36,848   $         --   $     73,695   $         --
Selling and marketing               3,158             --          6,317             --
Research and development           23,553             --         38,806             --
General and administrative        108,043             --        174,963             --
                             ------------   ------------   ------------   ------------
Totals                       $    171,602   $         --   $    293,511   $         --
                             ============   ============   ============   ============

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

Fair Value Disclosures - Prior to SFAS No. 123R Adoption

Before the adoption of SFAS No. 123R, the Company applied APB Opinion No. 25 to account for its stock-based awards. Under APB Opinion No. 25, the Company was not required to recognize compensation expense for the cost of employee stock options. Had the Company adopted SFAS No. 123 for the first six months of fiscal 2005, the impact would have been as follows:

                                           Three months      Six Months
                                              ended             ended
                                         March 31, 2005    March 31, 2005
                                         --------------    --------------
Net Loss:
As reported                              $   (4,620,938)   $   (8,401,821)
                                         --------------    --------------
Deduct: Total stock-based employee
compensation  expense determined under
the fair value based method for all
awards, net of tax                              (99,425)         (195,385)
                                         --------------    --------------
Pro forma                                $   (4,720,363)   $   (8,597,206)
                                         ==============    ==============
Basic earnings per share:
As reported                              $        (0.04)   $         (0.7)
Pro forma                                $        (0.04)   $         (0.8)
Diluted earnings per share:
As reported                              $        (0.04)   $         (0.7)
Pro forma                                $        (0.04)   $         (0.8)

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

The following table summarizes the warrants issued, outstanding, and exercisable as of March 31, 2006:

Warrant Series          Grant Date   Strike Price    Expiration Date      Warrants     Proceeds if    Call
                                                                         remaining      Exercised    feature
"Red Guard"              July, 2001         $1.26         July, 2006      1,897,660     $2,391,052      None
2002 Numbered            June, 2002         $0.50         July, 2006         83,333         41,667      None
"December 2003"          Dec., 2003         $2.04     December, 2008        120,000        244,800       (1)
Debenture $1.75           Aug, 2004     $1.55 (4)       August, 2008      1,496,710      2,319,901      None
Debenture $1.82           Aug, 2004     $1.55 (4)       August, 2008      1,726,973      2,676,808      None
Series S                 Sept, 2004         $1.00         July, 2007      1,277,000      1,277,000       (2)
Series T                 Sept, 2004         $1.00         July, 2008        160,000        160,000      None
Series U                 Sept, 2004         $1.83       August, 2008        512,362        937,622       (3)
Debenture Amend           Nov, 2004     $1.55 (4)     November, 2008      1,083,592      1,679,568      None
Oct 2005 $1.78            Oct, 2005         $1.78      October, 2008        677,419      1,205,806      None
Oct 2005 $1.94            Oct, 2005         $1.94      October, 2008        677,419      1,314,193      None
March 2006 $1.55          Mar, 2006         $1.55        March, 2009        750,001      1,162,502      None
March 2006 $2.00          Mar, 2006         $2.00        March, 2009      2,000,000      4,000,000       (5)
                                                                        -----------    ------------
Total                                                                    12,462,469    $19,410,917


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

At the beginning of the first quarter of our fiscal year ended September 30, 2005, on October, 2, 2004, our wholly-owned subsidiary, CTC Cable Corporation, entered into two separate agreements for the manufacture and distribution of our proprietary ACCC cable with General Cable Industries, Inc., the principal U.S. operating subsidiary of General Cable Corporation.

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

On September 27, 2001, the FASB Emerging Issues Task Force (EITF) issued EITF Issue 96-18 entitled "Accounting for Equity Instruments That are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" which requires that equity instruments issued in exchange for services be valued at the more accurate of the fair value of the services provided or the fair value of the equity instruments issued. For equity instruments issued that are subject to a required service period the expense associated with the equity instruments is recorded as the instruments vest or the services are provided. The Company has granted options and warrants to non-employees and recorded the fair value of the equity instruments on the date of issuance using the Black-Scholes valuation model. For grants subject to vesting or service requirements, the expenses is deferred and is recognized over the more appropriate of the vesting period, or as services are provided.

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

Principles of Consolidation

The consolidated financial statements include the accounts of CTC and its wholly-owned subsidiaries (collectively, the "Company"). All significant inter-company accounts and transactions are eliminated in consolidation.

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

GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense consisted primarily of recurring salaries and employee benefits for administrative personnel, facilities costs, stock exchange fees, audit and compliance fees related to the Sarbanes-Oxley Act of 2002 ("Sarbanes Oxley"), and insurance expenses. General and administrative expense increased $210,512 or 27% from $783,230 for the three months ended March 31, 2005 to $993,742 for the current year period. The dollar increase was due primarily to investor relations consulting fees of $110,000, SFAS 123R options expenses of $108,000 in the fiscal 2006 quarter and an increase in Directors fees to $22,000 from $0 in the 2005 quarter offset by lower overhead costs of $14,000 and lower other personnel costs of $16,000.

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

SALES AND MARKETING EXPENSE. Sales and marketing expense consisted primarily of recurring expenses including salaries for sales and marketing personnel, expenses for consultants, equipment, travel, and printed marketing literature and sales materials. For the quarter ended March 31, Sales and Marketing expenses increased $149,075 or 64% from $232,453 in the 2005 quarter to $381,528 in the 2006 quarter. The increase was entirely due to higher employee and consultant headcount related expenses as we continue to expand our sales and marketing efforts. For the six months ended March 31, Sales and Marketing expenses increased $259,121 or 51% from $505,242 in the 2005 period to $764,363 in the 2006 period. The increase was due to increased sales headcount related expenses.

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

EXHIBITINDEX

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

(16) Incorporated by reference to Form 8-K filed with the U.S. Securities and Exchange Commission on September 26, 2005.

(17) Incorporated by reference to Form 8-K filed with the U.S. Securities and Exchange Commission on October 13, 2005.

(18) Incorporated by reference to Form 8-K filed with the U.S. Securities and Exchange Commission on October 5, 2005.

(19) Incorporated by reference to Form 8-K filed with the U.S. Securities and Exchange Commission on October 4, 2005.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                        COMPOSITE TECHNOLOGY CORPORATION
                                  (Registrant)


                                          By: /s/ Benton H  Wilcoxon
                                              -------------------------
                                              Benton H  Wilcoxon
                                              Chairman, Chief Executive
                                              Officer and Acting Chief
                                              Financial Officer

May 31, 2006