Form 10-Q
period 2006-06-30
COMPOSITE TECHNOLOGY CORP
filed 2006-08-08
CIK 317477

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                                   (Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                                    EXCHANGE
                                   ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

YES |X| NO |_|

Indicate the number of shares outstanding of the issuer's common stock as of

August 2, 2006

            CLASS                              NUMBER OF SHARES OUTSTANDING
            -----                              ----------------------------
   Common Stock, par value                          176,091,546 shares
       $0.001 per share

                        COMPOSITE TECHNOLOGY CORPORATION
                  Form 10-Q for the Quarter ended June 30, 2006
                                Table of Contents

                                                                           Page
                                                                           ----
PART I - FINANCIAL INFORMATION
Item 1   Financial Statements                                                  3
Item 2   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                 34
Item 3   Quantitative and Qualitative Disclosures About Market Risk           56
Item 4   Controls and Procedures                                              56

PART II - OTHER INFORMATION
Item 1   Legal Proceedings                                                    58
Item 1A  Risk Factors                                                         59
Item 2   Unregistered Sales of Equity Securities and the Use of Proceeds      73
Item 3   Defaults Upon Senior Securities                                      73
Item 4   Submission of Matters to a Vote of Security Holders                  73
Item 5   Other Information                                                    73
Item 6   Exhibits                                                             74
SIGNATURE                                                                     78
INDEX TO EXHIBITS                                                             77

ITEM 1

                          PART 1 - FINANCIAL STATEMENTS
                        COMPOSITE TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                   June 30, 2006     September 30,
                                                                                         2005
                                                                   -------------     -------------
ASSETS                                                               (unaudited)       (audited)
CURRENT ASSETS
Cash and cash equivalents                                          $    261,195      $    807,815
Accounts receivable, net of reserve of $2.5 m and $2.5 m                 34,535            56,998
Inventory                                                             2,186,570         1,233,334
Prepaid expenses and other current assets                             1,584,332           395,978
                                                                   ------------      ------------
Total current assets                                                  3,847,412         2,494,125

PROPERTY AND EQUIPMENT, net                                           2,544,034         2,765,609
OTHER ASSETS                                                            667,170           511,581
                                                                   ------------      ------------
TOTAL ASSETS                                                       $  7,277,836      $  5,771,315
                                                                   ============      ============
LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITY

Accounts payable - trade                                              2,541,986         2,315,215
Accrued Payroll                                                         211,848           131,803
Accrued officer compensation                                            255,619                --
Accrued Interest                                                        132,018           341,469
Related party payables                                                  318,040            97,200
Deferred revenue                                                        234,535           621,748
Liabilities subject to compromise                                            --         1,625,520
Deferred gain on sale of fixed assets                                     8,466            19,052
Deferred rent                                                           208,138           170,294
Accrued litigation settlements                                               --        14,244,792
Convertible notes, current, net of unamortized discount of            2,750,304                --
$749,696 and $0
Lease obligation - current                                              398,294           403,191
                                                                   ------------      ------------
Total current liabilities                                             7,059,248        19,970,284

LONG TERM LIABILITIES
Convertible Debentures, net of unamortized debt discount of $0        6,116,250        10,860,442
and $0
Lease obligation - long-term                                            148,671           444,696
                                                                   ------------      ------------
Total long-term liabilities                                           6,264,921        11,305,138
                                                                   ------------      ------------
Total Liabilities                                                  $ 13,324,169      $ 31,275,422
                                                                   ------------      ------------
SHAREHOLDERS' DEFICIT
Common stock, $.001 par value 300,000,000 shares authorized             136,818           118,744
136,818,543 and 118,744,359 shares issued and outstanding
Additional paid-in capital                                           78,379,111        40,979,912
Deficit accumulated during the development stage                    (84,562,262)      (66,602,763)
                                                                   ------------      ------------
Total Shareholder's Deficit                                          (6,046,333)      (25,504,107)
                                                                   ------------      ------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                        $  7,277,836      $  5,771,315
                                                                   ============      ============

The accompanying notes are an integral part of these financial statements

                        COMPOSITE TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005
              AND FOR THE NINE MONTHS ENDED JUNE 30, 2006 AND 2005

                                                                                             Nine Months         Nine Months
                                                Three Months ended   Three Months ended     ended June 30,      ended June 30,
                                                  June 30, 2006         June 30, 2005           2006                2005
                                               ------------------    ------------------   ------------------  ------------------
                                                                          Restated                                Restated
                                               ------------------    ------------------   ------------------  ------------------
                                                   (unaudited)          (unaudited)         (unaudited)         (unaudited)
                                               ------------------    ------------------   ------------------  ------------------
Revenue:
     Product Sales                                $   1,785,420         $          --       $   2,838,839       $      46,485
     Consulting Revenue                                      --                    --             550,000                  --
                                                  -------------         -------------       -------------       -------------
Total Revenue                                     $   1,785,420         $          --       $   3,388,839       $      46,485

Cost of production sales sold                         1,252,203                    --           2,245,994              30,894
Cost of consulting revenue                                   --                    --             304,787                  --
                                                  -------------         -------------       -------------       -------------
Gross margin                                      $     533,217         $          --       $     838,058       $      15,591

OPERATING EXPENSES
Officer compensation                                    149,034                60,000             363,528             186,838
General and administrative                            1,047,201             3,191,177           2,948,107           4,574,014
Legal, professional, & consulting                       191,550               857,514           1,759,577           3,028,407
Research and development                                734,466             1,806,087           3,207,308           4,025,487
Sales and Marketing                                     406,334               287,974           1,304,312             793,216
Depreciation                                            200,624               130,795             592,677             367,123
Reorganization Expense - Bankruptcy legal fees           61,911               272,830             635,140             272,830
                                                  -------------         -------------       -------------       -------------
Total operating expenses                          $   2,791,120         $   6,606,377       $  10,810,649       $  13,247,915
                                                  -------------         -------------       -------------       -------------
LOSS FROM OPERATIONS                              $  (2,257,903)        $  (6,606,377)      $  (9,972,591)      $ (13,232,324)
                                                  -------------         -------------       -------------       -------------
OTHER INCOME /EXPENSE
Interest expense                                     (1,249,676)             (529,303)         (1,947,448)         (2,341,977)
Interest income                                             106                21,033              15,817              53,577
Gain on sale of assets                                    3,529                 3,841              10,586               8,097
Expense related to modification of warrants                  --                    --            (388,962)                 --
Expense related to inducement of convertible
debt                                                         --                    --          (2,250,005)                 --
Bankruptcy settlements - Note 11                       (702,000)                   --            (802,000)
Reorganization item - adjustment to carrying
value - Convertible Debt                                     --            (6,477,455)         (2,622,240)         (6,477,455)
                                                  -------------         -------------       -------------       -------------
Total other income/expense                        $  (1,948,041)        $  (6,981,884)      $  (7,984,252)      $  (8,757,758)
                                                  -------------         -------------       -------------       -------------
Loss before Income Taxes                          $  (4,205,944)        $ (13,588,261)      $ (17,956,843)      $ (21,990,082)
                                                  -------------         -------------       -------------       -------------
Income Taxes                                      $          --         $          --       $       2,656       $          --
                                                  -------------         -------------       -------------       -------------
NET LOSS                                          $  (4,205,944)          (13,588,261)        (17,959,499)      $ (21,990,082)
                                                  -------------         -------------       -------------       -------------
BASIC AND DILUTED LOSS PER SHARE                  $       (0.03)                (0.12)              (0.14)              (0.19)
                                                  -------------         -------------       -------------       -------------
TOTAL BASIC AND DILUTED LOSS PER SHARE            $       (0.03)                (0.12)              (0.14)              (0.19)
AVAILABLE TO COMMON SHAREHOLDERS
                                                  -------------         -------------       -------------       -------------
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING          135,918,498           114,555,791         131,272,920         113,532,412

The accompanying notes are an integral part of these financial statements

                        COMPOSITE TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                CONDENSED, CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED JUNE 30, 2006 AND 2005

                                                                For the Nine     For the Nine
                                                               Months ending    Months ending
                                                                  June 30,         June 30,
                                                                    2006             2005
                                                                (unaudited)      (unaudited)
                                                                                  (restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                      $(17,959,499)    $(21,990,082)
Adjustments to reconcile net loss to net cash used in
operating activities:
    Accretion of deferred gain on PP&E                             (10,586)         (26,988)
    Loss on sale of fixed assets                                        --            6,870
    Depreciation                                                   592,677          367,123
    Inventory reserve expense                                      725,616               --
    Amortization of prepaid expenses originally paid with          275,738               --
common stock
    Interest on fixed conversion features                        1,310,930        1,614,962
    Reserve for Uncollectible Accounts                                  --        2,500,000
    Deferred rent expense                                          (20,476)              --
    Issuance of common stock for services                          926,103          286,724
    Issuance of common stock for bankruptcy settlement             702,000               --
    Issuance of common stock for inducement of debt              2,250,005               --
conversion
    Issuance of warrants for services                              410,386           86,000
    Modification of warrants due to antidilution provision         388,691
   Compensation expense related to fair value of stock             627,375          225,825
options
   Carrying value adjustment on convertible debentures           2,622,240        6,477,455
   Carrying value impairment adjustment on investments in               --            1,000
other companies

(Increase) decrease in Assets:
   Restricted Cash                                                      --       10,010,060
   Accounts Receivable                                              22,463         (564,151)
   Inventory                                                    (1,678,852)        (528,557)
   Prepaid Expenses                                               (333,892)        (218,189)
   Capitalized construction costs                                  304,787          (98,508)
   Other assets                                                    (72,269)         (59,795)
Increase (Decrease) in Liabilities
   Accounts payable - trade                                     (1,115,954)         231,872
   Accrued interest payable                                        132,018          225,000
   Accrued payroll and related expenses                             80,045           77,341
   Accrued officer compensation                                         --           (8,942)
   Related Party Payables                                          250,000          100,000
   Deferred revenue                                               (387,213)         563,614
                                                              ------------     ------------
Net cash used in operating activities                         $(10,061,767)    $   (721,366)
                                                              ------------     ------------
CASH FLOW FROM INVESTING ACTIVITIES
Purchase of property and equipment                                (371,102)      (1,362,510)
                                                              ------------     ------------
Net cash used in investing activities                         $   (371,102)    $ (1,362,510)
                                                              ------------     ------------
CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible debt securities            9,500,000               --
Payments on capital lease assets                                  (300,922)        (243,537)
Proceeds from exercise of options                                   30,263          295,000
Proceeds from exercise of warrants                                 656,908        1,510,622
                                                              ------------     ------------
Net cash provided by financing activities                     $  9,886,249     $  1,562,085
                                                              ------------     ------------
Net increase/(decrease) in cash and cash equivalents              (546,620)        (521,791)
CASH AND CASH EQUIVALENTS, BEGINNING OF  PERIOD                    807,815        2,930,615
                                                              ------------     ------------
CASH AND CASH EQUIVALENTS, END OF  PERIOD                          261,195        2,408,824
                                                              ============     ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW  INFORMATION
CASH PAID FOR BANKRUPTCY ITEMS                                $    899,871     $    159,390
INTEREST PAID                                                      486,979          529,655
INCOME TAX PAID                                                      2,656            1,600

The accompanying notes are an integral part of these financial statements.

Supplemental Schedule for Non Cash Financing Activities

During the first nine months of fiscal 2006, the Company issued 3,029,236 shares of common stock for the conversion of $4,744,191 of the August, 2004 Convertible Debentures as follows:
      - $680,191 of principal was converted at $1.67 per share into 407,300 shares of common stock
      - $4,064,000 of principal was converted at $1.55 per share into 2,621,936 shares of common stock.
During the first nine months of fiscal 2006, the Company issued 7,971,425 shares of common stock for settlement of bankruptcy claims and litigation settlements valued at $14,507,521. On September 30, 2005, $14,244,792 had been recorded as accrued litigation and $262,729 had been recorded as liabilities subject to compromise. During the quarter and nine months ended June 30, 2006 the Company recorded expenses of $702,000 to accrue expenses related to bankruptcy claims settled and paid in stock in May, 2006.

During the first nine months of fiscal 2006, the Company issued 232,258 shares of common stock for debt financing services valued at $360,000.

During the first nine months of fiscal 2006, the Company issued 265,427 shares of common stock in settlement of Accounts Payable totaling $428,424.

During the first nine months of fiscal 2006, the Company issued 200,000 shares of common stock as prepayment for commissions valued at $354,000 in conjunction with a bankruptcy settlement.

During the first nine months of fiscal 2006, the Company issued 526,840 shares of common stock as prepayment for public and media relations consulting services from January, 2006 through March, 2008 valued at $832,407.

During the first nine months of fiscal 2006, the Company issued 261,132 shares of common stock in lieu of interest totaling $433,435.

During the first nine months of fiscal 2006, in October, 2005 the Company raised $6,000,000 in convertible notes. In conjunction with these notes:
      - The Company issued 1,354,838 warrants and valued the conversion features of the notes and warrants at $1,834,092. Under bankruptcy accounting, the entire balance was expensed as a reorganization item immediately following issuance. See also footnotes 4, 5, and 13.
      - The Company triggered certain anti-dilution provisions in the August, 2004 Convertible debentures including the re-pricing of warrants issued to the debenture holders and a re-setting of the debt conversion price from $1.67 to $1.55. The company re-priced 4,537,538 warrants and recorded an expense charge of $388,962 to legal, professional, and consulting. The Company recorded the intrinsic value of the change to the conversion price at $788,148 as additional debt discount to the August, 2004 debentures. Under bankruptcy accounting, the debt discount was immediately charged to expense as a reorganization item - adjustment to debt carrying value immediately following the re-pricing. See also footnotes 4, 5, and 13.
      - The Company induced full conversion of these notes in January, 2006. The company issued 3,870,972 shares of common stock registered under Bankruptcy code section 1145 at a conversion price of $1.55 per share for the conversion of the $6.0 million in notes. To facilitate the conversion and to settle other outstanding issues, the Company issued 1,308,142 unregistered shares valued at the previous trading day's closing market price of $1.72 per share. The company recorded a charge of $2,250,005 to other expense relating to inducement of convertible debt as a result of this transaction. To facilitate this transaction, 78,459 shares of stock valued at $1.72 per share were issued and the Company recorded a charge to legal, professional, and consulting expense of $135,000 for these services.
During the first nine months of fiscal 2006, in March, 2006 the Company issued $3,500,000 in convertible notes due September, 2006. In conjunction with these notes 2,900,001 warrants were issued and the company valued the conversion features of the notes and warrants at $2,060,626 which was recorded as a discount to the note principal on the balance sheet. Of the $3,500,000 issued, $200,000 was converted from a short term note payable issued in February, 2006.

NOTE 1 - ORGANIZATION AND LINE OF BUSINESS

Composite Technology Corporation (the "Company" or "CTC"), incorporated in Florida and reincorporated in Nevada, is an Irvine, California based company providing advanced composite core conductor ("ACCC") cables for electric transmission and distribution lines. The Company operates under four wholly owned subsidiaries incorporated in the State of Nevada: CTC Wind Systems Corporation, CTC Cable Corporation, CTC Towers & Poles Corporation, and Transmission Technology Corporation. The Company's first product is high performance ACCC cable for electric transmission and distribution lines.

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

Commercial orders: We announced our initial commercial order of our ACCC cable under the General Cable agreement in May, 2005. From this initial commercial order through July, 2006, we have received cumulative confirmed orders for approximately $4.4 million of our ACCC cable and related ACCC hardware and we have recognized approximately $1.0 million as revenue in fiscal 2005 and $2.8 million in fiscal 2006 to date.

Acquired businesses: We closed our acquisition of EU Energy, Ltd. subsequent to the quarter ending June 30, 2006, on July 3, 2006, and acquired approximately $1.1 million in cash with the acquisition.

We believe our cash position as of June 30, 2006 of $0.3 million and expected cash flows from revenue orders may not be sufficient to fund operations for the next four calendar quarters. We anticipate that additional cash is needed to fund operations beyond October, 2006 and to the extent required the Company intends to continue the practice of issuing stock, debt or other financial instruments for cash or for payment of services until our cash flows from the sales of our primary products are sufficient to provide cash from operations or if we believe such a financing event would be a sound business strategy.

In September, 2006 our $3.5 million Bridge financing comes due and payable. We anticipate the need to refinance this debt through the issuance of replacement debt, stock, or other financial instruments.

NOTE 3 - RESTATEMENT OF FINANCIAL STATEMENTS

In May 2006, the Company determined that the treatment of the issuance of warrants in November, 2004 for the release of $10,000,000 from our August, 2004 Debenture issue was improperly expensed to legal, professional, and consulting expense. During the quarter ended December 31, 2004, we had expensed $1,993,523 which was the fair value of the warrants that were issued to the debenture holders in exchange for the release of $10 million of restricted cash. Under the guidance of EITF 96-19 the issuance of the warrants constituted a modification of a convertible debt instrument. Accordingly, the fair value of the additional warrants issued in November 2004 should have been deferred and amortized as an adjustment of interest expense over the remaining term of the debentures using the interest method.

There is no impact to the balance sheet as of September 30, 2005 since as a result of our bankruptcy filing on May 5, 2005 the carrying value of our debt was adjusted to $15,000,000 as of May 5, 2005 which resulted in the expense of all remaining debt discount on May 5, 2005.

Below is the effect to Statements of Operations for the three and nine months ended June 30, 2005 have been restated as follows:

Statement of Operations for Three months ended June 30, 2005

                                            As Originally    Restatement         As
                                               Reported      Adjustment       Restated
                                             ------------    -----------     ----------

Other Income/Expense
Interest Expense                                459,150         70,153         529,303

Reorganization Item - Adjustment to
Carrying value of Convertible Debentures      4,831,970      1,645,485       6,477,455
                                             ----------      ---------      ----------
 Net loss                                    11,872,623      1,715,638      13,588,261
                                             ----------      ---------      ----------

Statement of Operations for Nine months ended June 30, 2005

                                            As Originally    Restatement        As
                                               Reported      Adjustment      Restated
                                             ------------    -----------     ----------

Operating Expenses
Legal, Professional, and consulting           5,021,930     (1,993,523)      3,028,407
                                             ----------      ---------      ----------

Other Income/Expense

Interest Expense                              1,993,939        348,038       2,341,977

Reorganization Item - Adjustment to
Carrying value of Convertible Debentures      4,831,970      1,645,485       6,477,455
                                             ----------      ---------      ----------
 Net loss                                    21,990,082             --      21,990,082
                                             ----------      ---------      ----------

The impact on the net loss per share for the three months ending June 30, 2005 was to increase the loss per share by $0.02. There was no change to the net loss per share for the nine months ending June 30, 2005.

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

The results of operations for the three and nine months ended June 30, 2006 are not necessarily indicative of the operating results that may be reported for the fiscal year ending September 30, 2006 or for any other future period.

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

The Company records payments received and invoiced amounts receivable from customers in deferred revenues until revenue is recognized in accordance with our revenue recognition policy.

DERIVATIVE FINANCIAL INSTRUMENTS

The Company issues derivative financial instruments in the form of stock options, stock warrants, and debt conversion features of its convertible debt issuances. The Company has not issued any derivative instruments for hedging purposes since inception. The Company uses the guidance of and has adopted the disclosure requirements of Statement of Financial Accounting Standards No. 133 Accounting for Derivative Instruments and Hedging Activities and the FASB Emerging Issues Task Force (EITF) Issue No. 00-19 "Accounting for Derivative Instruments Indexed to, and Potentially Settled in, a Company's Own Stock." Freestanding derivative contracts where settlement is required by physical share settlement or in net share settlement; or where the company has a choice of share or net cash settlement are accounted for as equity. Contracts where settlement is in cash or where the counterparty may choose cash settlement are accounted for as debt. The Company has accounted for all derivative instruments indexed to the Company's stock as equity.

The values of the derivative financial instruments are estimated using the Black-Scholes-Merton (Black-Scholes) option pricing model. Key assumptions used during the three months ended June 30, 2006 to value options and warrants granted are as follows:

                                               Three Months Ended
                                                    June 30,
                                             2006              2005
Risk Free Rate of Return                    4.28%-4.36%         3.97%
Volatility                                         107%          100%
Dividend yield                                       0%            0%

The accounting for derivative financial instruments related to stock-based compensation is further described below.

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

On March 29, 2005, the Securities and Exchange Commission published Staff Accounting Bulletin No. 107 (SAB 107), which provides the Staff's views on a variety of matters relating to stock-based payments. SAB 107 requires stock-based compensation to be classified in the same expense line items as cash compensation. Information about stock-based compensation included in the results of operations for the quarters and nine months ending June 30, 2005 and 2006 is as follows:

                                        Three Months      Three Months    Nine Months    Nine Months
                                            Ended             Ended          Ended          Ended
                                           June 30           June 30        June 30        June 30
                                            2006              2005           2006           2005
Officer Compensation                    $   87,373      $       --      $  161,068      $       --
Legal, Professional and Consulting         125,870              --         441,207          86,000
Selling and marketing                       17,014              --          23,331              --
Research and development                    15,253         147,848         145,459         475,821
General and administrative                 246,079              --         550,405              --
                                        ----------      ----------      ----------      ----------
Totals                                  $  491,589      $  147,848      $1,321,469      $  561,821
                                        ==========      ==========      ==========      ==========

As of June 30, 2006, there was $3.8 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements related to stock options consisting of $2.9 million related to employee grants and $0.9 million related to consultant and director grants. The costs are expected to be recognized over a weighted-average period of 2.9 years.

Our stock options vest on an annual or a quarterly basis. For the remainder of fiscal 2006, we expect stock based compensation expense related to employee stock options of approximately $138,000 before income taxes for the quarter ending September 30, 2006. We expect stock based compensation related to non-employee stock options to be approximately $45,000 before income taxes for the quarter ending September 30, 2006. Such amounts may change as a result of additional grants, forfeitures, modifications in assumptions and other factors. SFAS No. 123R provides that income tax effects of share-based payments are recognized in the financial statements for those awards which will normally result in tax deductions under existing tax law. Under current U.S. federal tax law, we would receive a compensation expense deduction related to non-qualified stock options only when those options are exercised and vested shares are received. Accordingly, the financial statement recognition of compensation cost for non-qualified stock options creates a deductible temporary difference which results in a deferred tax asset and a corresponding deferred tax benefit in the income statement. However, since we currently have a full valuation allowance for all of our deferred tax assets, any tax consequences for fiscal 2006 is expected to be negligible to the financial statements.

The fair value of the Company's stock-based awards to employees was estimated at the date of grant using the Black-Scholes option-pricing model, assuming no dividends and using the valuation assumptions noted in the following table. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life (estimated period of time outstanding) of the stock options granted was estimated using the historical exercise behavior of employees and the option expiration date. The Company's volatility estimate for option grants varies by the year issued. Due to the lack of an efficient public market in the Company's stock prior to 2003 it was determined that the use of a volatility period that matches the expected term was not meaningful. Options granted prior to January 1, 2004 had their volatility based on historical volatility of 181 days. Options granted in fiscal 2004 had their volatility based on one year and options granted in fiscal 2005 had their volatility based on two years. All volatility calculations were made on a daily basis. The company has valued fiscal 2006 grants using 3 year volatility.

        Expected term                                           3-7 years
        Expected and weighted average volatility                  86.27 %
        Risk-free rate                                         3.33-4.73%

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

                                                                  Three months         Nine Months
                                                                     ended                ended
                                                                  June 30, 2005       June 30, 2005
Net Loss:
As reported                                                    $    (13,588,261)    $   (21,990,082)
                                                               ----------------     ---------------
Deduct: Total stock-based employee compensation expense
determined under the fair value based method for all
awards, net of tax                                                     (376,026)         (1,112,657)
                                                               ----------------     ---------------
Pro forma                                                      $    (13,964,287)    $   (23,102,739)
                                                               ================     ===============
Basic earnings per share:
As reported                                                    $          (0.12)    $         (0.19)
Pro forma                                                      $          (0.12)    $         (0.20)
Diluted earnings per share:
As reported                                                    $          (0.12)    $         (0.19)
Pro forma                                                      $          (0.12)    $         (0.20)

CONVERTIBLE DEBT

Convertible debt is accounted for under the guidelines established by APB Opinion No. 14 Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants (APB14) under the direction of Emerging Issues Task Force
(EITF) 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, (EITF 98-5) EITF 00-27 Application of Issue No 98-5 to Certain Convertible Instruments (EITF 00-27), and EITF 05-8 Income Tax Consequences of Issuing Convertible Debt with Beneficial Conversion Features. Under these guidelines, the Company allocates the value of the proceeds received from a convertible debt transaction between the conversion feature and any other detachable instruments (such as warrants) on a relative fair value basis. The allocated fair value is recorded as a debt discount or premium and is amortized over the expected term of the convertible debt to interest expense. The company values any warrants issued using the Black-Scholes option pricing model as described above. For a conversion price change of a convertible debt issue, the additional intrinsic value of the debt conversion feature, calculated as the number of additional shares issuable due to a conversion price change multiplied by the previous conversion price, is recorded as additional debt discount and amortized over the remaining life of the debt.

Under Bankruptcy accounting guidance, namely AICPA 90-7, the Company was required to record its liabilities at the expected settlement amount. Therefore, debt discount that existed prior to the Chapter 11 bankruptcy was charged to expense as of May 5, 2005 and debt discount incurred during the bankruptcy was charged to expense as a debt carrying value adjustment on the date the discount was recorded.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of CTC and its wholly owned subsidiaries (collectively, the "Company"). All significant inter-company accounts and transactions are eliminated in consolidation.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses are charged to operations as incurred.

ACCOUNTS RECEIVABLE

The Company extends credit to its customers. Collateral is generally not required. Credit losses are provided for in the financial statements based on management's evaluation of historical and current industry trends as well as history with individual customers. Although the Company expects to collect amounts due, actual collections may differ from estimated amounts. As of June 30, 2006, the Company had gross accounts receivable of $2,534,535 and had recorded a reserve of $2,500,000.

INVENTORY

Inventories consist of our wrapped and unwrapped manufactured composite core and related hardware products and raw materials used in the production of those products. Inventories are valued at the lower of cost or market under the FIFO method. Costs to ship product for sale or for products sold is recorded to costs of goods sold as the expenses are incurred. Products manufactured internally are valued at standard cost which approximates replacement cost. Inventory is periodically evaluated for obsolescence and salability and reserves are recorded for product that is believed by management to be impaired in value or has been scrapped. As of June 30, 2006, the company had recorded gross inventory of $2,405,897 and had inventory reserves of $219,327.

PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of cash payments and stock payments that will result in future expenses. Cash payments consist primarily of prepaid insurance, deposits, and capitalized acquisition costs for the EU Energy, PLC acquisition. Stock payments consist of the ACTS stock issued for future China sales commissions and stock and warrants issued to Media Relations Services for media and investor relations services as described in note 7.

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

As of June 30, 2006, the deferred tax assets related primarily to the Company's net operating loss carry-forwards and which are fully reserved. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences which give rise to the deferred tax asset become deductible. The Company's past financial performance is a significant factor which contributes to its inability, pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), to use projections of future taxable income in assessing the realizability of deferred tax assets. Considering the relevant data, management concluded that it is not "more likely than not" that the Company will realize the benefits of certain deferred tax assets at June 30, 2006. Consequently, the Company has a full valuation allowance against net deferred tax assets at June 30, 2006.

BUSINESS SEGMENTS

The Company organizes itself as one segment and conducts its production operations in the United States. Sales and marketing efforts are conducted in China, Europe, the Middle East, and North America. The functional and operating currency is the US Dollar.

The Company sells its products and technology to domestic and international customers. Jiangsu-Far East in the Peoples Republic of China represented 95% of the revenues recognized during the quarter ended June 30, 2006. Jiangsu and the City of Kingman, KS represented 50% and 46% of the revenues recognized during the nine months ended June 30, 2006.

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

The following common stock equivalents were excluded from the calculation of diluted loss per share for the three months ended June 30, 2006 and 2005 since their effect would have been anti-dilutive:

                                                            June 30
                                                     2006             2005
                                                     ----             ----
  Options for common stock                            9,815,171        6,167,936
  Warrants                                           13,253,935       11,024,864
  Convertible Debentures, if converted                6,204,033        8,982,036
                                                  -------------    -------------
                                                     29,273,139       26,174,836
                                                  =============    =============

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

SFAS No. 154 Accounting Changes and Error Corrections:
In June, 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. Statement 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles were required recognition via a cumulative effect adjustment within net income of the period of the change. Statement 154 requires retrospective application to prior periods' financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Statement 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. We do not believe adoption of Statement 154 will have a material effect on our consolidated financial position, results of operations or cash flows.

SFAS No. 155 Accounting for Certain Hybrid Financial Instruments:
In February, 2006 the FASB issued Statement no 155, : Accounting for Certain Hybrid Financial Instrument, an amendment of FASB Statements No. 133 and 140. Statement 155 resolves issues related to SFAS 133 by allowing for simplified accounting for hybrid financial instruments that contain embedded derivatives and issues related to SFAS 140 by eliminating restrictions on passive derivative instruments that a qualifying special-purpose entity may hold. Statement 155 is required to be adopted as of the beginning of the fiscal year beginning after September 15, 2006. Since the Company does not own or issue the hybrid financial instruments referred to in the pronouncement, we do not believe adoption of Statement 155 will have a material effect on our consolidated financial position, results of operations or cash flows.

SFAS No. 156 Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140:
In March, 2006 the FASB issued Statement No. 156, Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140. Statement 156 relates to accounting for the servicing of financial assets and extinguishments of related liabilities. Statement 156 is required to be adopted as of the beginning of the fiscal year beginning after September 15, 2006. Since the Company does not service financial assets, we do not believe adoption of Statement 156 will have a material effect on our consolidated financial position, results of operations or cash flows.

FIN No. 48 Accounting for Uncertainty in Income Taxes:
In June, 2006 the FASB issued FASB Interpretation No. 48: Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest, and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. As such, the Company has not evaluated the financial impact to the implementation of FIN 48 on the consolidated financial position, results of operations or cash flows.

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

As discussed in Note 2, for financial reporting purposes, the consolidated financial statements have been prepared on a going concern basis. In addition, the Company has applied the provisions of the AICPA SOP 90-7, Accounting for Bankruptcies. We have reviewed the guidelines and determined that the following applies to our situation:
-Assets are recorded at net realizable value. As of September 30, 2005 and November 18, 2005, our assets consisted primarily of cash, receivables, inventory, and equipment which were all reviewed for impairment. Based on a review of our asset base, we determined that our carrying value as of September 30, 2005 and November 18, 2005 was equal to the net realizable value of our assets. We therefore determined that there are no requirements to adjust our assets since their book value approximates their net realizable value.
-All pre-petition liabilities subject to compromise have been segregated in the September 30, 2005 Balance Sheet and classified as Liabilities Subject to Compromise, at the estimated amount of allowable claims. June 30, 2006 balances of remaining liabilities subject to compromise were reclassified to conform to pre-bankruptcy classifications. See the table below for additional information. -We adjusted our convertible debt discount that existed as of the petition date. During the year ending September 30, 2005, coinciding with the filing of our plan of reorganization, we determined that the allowed amount of liability relating to our $15MM Debenture offering of August, 2004 was $15,000,000. Prior to the filing of the plan, the carrying value of the Debentures was determined to be $10,168,030, representing a debt discount due to conversion features of the Convertible Debentures. Prior to the filing of the plan, we had been amortizing this discount to interest expense at approximately $176,780 per month. On May 5, 2005, we recorded an additional $4,831,970 in other expense in the quarter ending June 30, 2005, to adjust the carrying value of the Debentures to $15,000,000.
-In October, 2005 and prior to our emergence from bankruptcy, we received $6,000,000 in exchange for Convertible Debentures and Common Stock Warrants as described in footnotes 7 and 13. We recorded a $1,834,092 discount to the $6,000,000 convertible notes for the value of the warrants and the conversion features of the notes. Under bankruptcy accounting we are required to state our liabilities at the amounts we expect to settle and we immediately expensed the $1,834,092 as a carrying value adjustment.
-In conjunction with the $6M financing in October, certain anti-dilution provisions were triggered in the August, 2004 convertible debentures and the warrants held by the debenture holders. We recorded an additional discount of $788,148 for the intrinsic value of the lower conversion price on the remaining principal as of the date of the October financing and we immediately expensed the $788,148 as a carrying value adjustment.

-Since we paid our creditors at 100% and modifications to existing contracts and liability are primarily non-financial in nature, we recorded no gains related to the bankruptcy for any liability modification.
-Our bankruptcy related expenses consist primarily of professional fees. During the nine months ended June 30, 2006 we incurred $635,140 in bankruptcy related legal and professional fees. We have segregated these fees in our Statement of Operations.
-Interest expense recorded related to the bankruptcy filing consists of 3% annual interest on our pre-petition liabilities and totals $15,720 for fiscal 2005 and $2,841 for the nine months ended June 30, 2006.
-We have disclosed the cash payments for reorganization costs as a supplemental disclosure to our Statement of Cash Flows. Reorganization costs consist primarily of trustee fees, and professional services.
-We issued common stock in payment of liabilities upon emergence from bankruptcy. We have disclosed the impact of our share issuances below.
-We determined that we did not qualify for Fresh-Start reporting upon emergence from bankruptcy.

Since we had emerged from bankruptcy on November 18, 2005, presentation of Liabilities subject to compromise was not required as of June 30, 2006. Consistent presentation of liabilities subject to compromise between September 30, 2005 and June 30, 2006 balances are as follows:

                                                      Remaining at           September
                                                     June 30, 2006            30, 2005
Pre-petition Accounts Payable                                 --          $    1,180,202
Accrued Officer Compensation                      $      255,619   (1)           255,619
Accrued disputed balances                                     --                  65,000
Accrued pre-petition interest payable                         --                  89,286
Accrued bankruptcy settlements payable                    80,120   (2)                --
Accrued pre-petition employee benefits                    12,955   (3)            35,413
                                                     -----------             -----------
Total                                             $      348,694          $    1,625,520


(1) Included as a separate balance sheet line item as of June 30, 2006
(2) Included in Accounts Payable as of June 30, 2006
(3) Included in Accrued payroll as of June 30, 2006

The common stock issued during the nine months ending June 30, 2006 for payment of litigation related and bankruptcy related liabilities consist of:

                                                       Shares issued
Litigation settlements                                       7,175,000
Bankruptcy claim settlements                                   737,301
Debenture interest payable to 9/30/05                          259,790
Pre-petition liabilities and other                              59,124
                                                         -------------
Total Bankruptcy related issuances                           8,231,215

The shares represent 6.0% of the shares issued and outstanding as of June 30, 2006. The issuance of these shares had no incremental impact on the loss per share reported during the quarter ended June 30, 2006.

On August 3, 2006, Judge John Ryan of the US Bankruptcy Court entered a final decree that formally closed our Federal Bankrupty case under Chapter 11.

NOTE 6. EQUITY BASED COMPENSATION

On October 1, 2005, the Company adopted SFAS No. 123 (revised 2004), "Share-Based Payment," (SFAS No. 123R) which was issued in December 2004. SFAS No. 123R revises SFAS No. 123, "Accounting for Stock Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related interpretations. SFAS No. 123R requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award. SFAS No. 123R also requires measurement of the cost of employee services received in exchange for an award based on the grant-date fair value of the award. SFAS No. 123R also amends SFAS No. 95, " Statement of Cash Flows," to require that excess tax benefits be reported as financing cash inflows, rather than as a reduction of taxes paid, which is included within operating cash flows. The Company adopted SFAS No. 123R using the modified prospective method. Accordingly, prior period amounts have not been restated. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.

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

Key assumptions used in valuing options issued in the quarters ending June 30, 2006 and 2005 are as follows:

                                                          2006           2005
Risk Free Rate of Return                           4.28%-4.36%          3.97%
Volatility                                                107%           100%
Dividend yield                                              0%             0%

Classification of Stock-Based Compensation Expense

Employee stock-based compensation expense for the three and nine months ended June 30, 2006 and 2005 are as follows:

                                Three Months     Three Months      Nine Months       Nine Months
                                    Ended           Ended             Ended             Ended
                                   June 30         June 30           June 30           June 30
                                    2006            2005              2006              2005
Officer Compensation         $        87,373   $           --   $        161,068   $            --
Selling and marketing                     --               --              6,317                --
Research and development              15,253               --             54,059                --
General and administrative            36,215               --            211,178                --
                             ---------------   --------------   ----------------   ---------------
Totals                       $       138,841   $           --   $        432,622   $            --
                             ===============   ==============   ================   ===============

Our stock options vest on an annual or a quarterly basis. For the remainder of fiscal 2006, we expect stock based compensation expense related to employee stock options of approximately $138,000 before income taxes for the quarter ending September 30, 2006. Such amounts may change as a result of additional grants, forfeitures, modifications in assumptions and other factors. SFAS No. 123R provides that income tax effects of share-based payments are recognized in the financial statements for those awards which will normally result in tax deductions under existing tax law. Under current U.S. federal tax law, we would receive a compensation expense deduction related to non-qualified stock options only when those options are exercised and vested shares are received. Accordingly, the financial statement recognition of compensation cost for non-qualified stock options creates a deductible temporary difference which results in a deferred tax asset and a corresponding deferred tax benefit in the income statement. However, since we currently have a full valuation allowance for all of our deferred tax assets, any tax consequences for fiscal 2006 is expected to be negligible to the financial statements.

As of June 30, 2006, there was $2.9 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements related to employee stock options. The costs are expected to be recognized over a weighted-average period of 2.9 years.

Tax Effect related to Stock-based Compensation Expense

SFAS No. 123R provides that income tax effects of share-based payments are recognized in the financial statements for those awards that will normally result in tax deductions under existing tax law. Under current U.S. federal tax law, the Company would receive a compensation expense deduction related to non-qualified stock options only when those options are exercised and vested shares are received. Accordingly, the financial statement recognition of compensation cost for non-qualified stock options creates a deductible temporary difference which results in a deferred tax asset and a corresponding deferred tax benefit in the income statement. Due to the uncertainty surrounding the future utility of the Company's deferred tax assets, all deferred tax assets are fully allowed for as of June 30, 2006.

NOTE 7 EQUITY

During the quarter ended June 30, 2006, on April 27, 2006 during a special shareholders meeting, we increased our authorized share capital as follows:

Common shares authorized increased to 300,000,000 shares
Preferred A shares authorized increased to 5,000,000 shares

As of June 30, 2006, we had 136,818,543 common shares issued and outstanding and no Preferred A shares issued and outstanding.

COMMON STOCK

During the nine months ended June 30, 2006 a total of 530,263 shares of the Company's Common Stock was issued pursuant to exercises of warrants as follows:
- 230,263 Debenture warrants originally priced at $1.75 per warrant with a revised exercise price of $1.55 for total cash consideration of $356,908. -300,000 Series S warrants were exercised for cash proceeds of $300,000.

During the nine months ended June 30, 2006 a total of 86,465 shares of the Company's Common Stock were issued pursuant to the exercise of options with an exercise price of $0.35 per option for total cash proceeds of $30,263.

During the nine months ended June 30, 2006, the Company issued a total of 407,300 shares of common stock pursuant to conversions of $680,191 in principal of the August, 2004 convertible debt at a conversion price of $1.67 per share.

During the nine months ended June 30, 2006, the Company issued a total of 2,621,936 shares of common stock pursuant to conversions of $4,064,000 in principal of the August, 2004 convertible debt at a conversion price of $1.55 per share.

During the nine months ended June 30, 2006, the Company issued a total of 8,538,776 shares of Common stock registered pursuant to Bankruptcy Code 1145 for satisfaction of the following liabilities:

-6,500,000 shares were issued on November 18, 2005 to the Acquvest and Koch litigation parties on November 18, 2005. On October 31, 2005, the Company agreed to settlement terms with the Acquvest parties litigation. In exchange for a full release of all liability, the Company agreed to issue 6,500,000 shares of common stock. The Company recorded an accrual in accordance with SFAS 5 of $12,675,000 on September 30, 2005 to accrue the liability. The value of the settlement was calculated using a price of $1.95 per share, the closing market price on the day prior to the settlement date.

-650,000 shares were issued on November 18, 2005 to the Ascendiant litigation parties in settlement of litigation claims and pursuant to the order of the US Bankruptcy court on November 18, 2005. The Company had recorded an accrual of $1,196,000 as of September 30, 2005. The accrual was valued at the market price on the day prior to August 10, 2005 which was the date when the substantial settlement terms were agreed to.

-25,000 shares were issued on November 18, 2005 to the Shields litigation parties in settlement of litigation claims and pursuant to the order of the US Bankruptcy court on November 18, 2005. The Company had recorded an accrual of $45,500 as of September 30, 2005. The accrual was valued at the market price on the day prior to the September 2, 2005 settlement date.

-200,000 shares were issued on November 18, 2005 to American China Technology Solutions in settlement of a bankruptcy claim and pursuant to the order of the US Bankruptcy court on November 18, 2005. The shares were valued at $1.77 per share. The issuance was valued at the market price on the day prior to the October 7, 2005 settlement. Because the settlement will result in future services to be provided by ACTS, the Company has recorded a prepaid commissions expense of $354,000 representing commissions on future sales of ACCC cable to China.

-87,301 shares were issued on November 18, 2005 to John Nunley in settlement of a bankruptcy claim and pursuant to the order of the US Bankruptcy court on November 18, 2005. The Company had recorded an accrual of $125,277 as of September 30, 2005. The shares were valued at $1.435 per share. The issuance was valued at the market price on the day prior to the October 1, 2005 settlement.

-59,124 shares were issued on November 18, 2005 to Composite Support & Solutions in settlement of a bankruptcy claim and pursuant to the order of the US Bankruptcy court on November 18, 2005. The Company had recorded an accrual of $111,744 as of September 30, 2005. The shares were valued at $1.89 per share which was the fair value of the services provided by the claimant prior to May 5, 2005.

-259,790 shares were issued on November 9, 2005 for payment of $431,355 in interest accrued on the August, 2004 $15 million Debentures from April 1, 2005 to September 30, 2005. The $1.66 per share value was calculated as 93% of the 20 day Volume Weighted Average price for the 20 trading days prior to November 1, 2005 and was pursuant to the terms of the Debenture agreement, as amended.

-233,600 shares were issued on November 15, 2005 to Ryan Lane for services valued at $362,080 provided in conjunction with the October, 2005 Debenture financing. The $1.55 per share value was determined as equivalent to the conversion price of the $6.0 million debentures.

-73,961 shares were issued on November 3, 2005 to Mike McIntosh in payment of consulting and intellectual property advisory services valued at $131,577. The Company had received the services prior to September 30, 2005 and had accrued for the expenses in Accounts Payable as of September 30, 2005.

-450,000 shares were issued to four Debenture holders on June 15, 2006 for payment of $702,000 in settlement of liquidated damages claims related to the delay in filing an effective registration statement for the conversion shares and related warrants issued or issuable in conjunction with the August, 2004 $15 million Debentures. The $1.56 per share value as directed by the Bankruptcy Court and was calculated as 93% of the 20 day Volume Weighted Average price for the 20 trading days prior to November 18, 2005 under the terms of the Bankruptcy Plan of reorganization.

During the nine months ended June 30, 2006, on January 30, 2006 the Company issued a total of 3,870,972 shares of common stock pursuant to conversions all of the $6.0 million in principal of the October, 2005 convertible debt at a conversion price of $1.55 per share. These shares were registered pursuant to Bankruptcy Code 1145. As an additional incentive to convert the debt and to resolve all other issues with the holders of the $6.0 million debt, an additional 1,308,142 shares of unregistered common stock were issued. The unregistered shares were valued at the market value on the date prior to settlement at $2,250,000, or $1.72 per share.

During the nine months ended June 30, 2006, on January 30, 2006 the Company issued a total of 78,489 unregistered shares of common stock valued at $135,000 in exchange for services rendered in conjunction with the settlement and conversion of the $6.0 million financing entered into in October, 2005.

The unregistered shares issued to induce conversion and the unregistered shares issued for services rendered both carry "piggyback" registration rights on the next available stock registration.

During the nine months ended June 30, 2006, on May 11, 2006 the Company issued 526,840 unregistered shares of common stock valued at $1.58 per share, the market price on the date of issuance, calculated to be $832,407 in payment of services under a contract to Media Relations dated in December, 2005 for media relations services through March, 2008. We recorded $832,407 as a prepaid expense and recognized expense of $184,979 for the nine months ended June 30, 2006. We will amortize the remaining $647,428 to compensation expense for $92,490 per quarter through the end of the contract. Of these shares, 263,420 carry piggyback registration rights.

During the nine months ended June 30, 2006, on May 24, 2006 the Company issued 191,466 of S-8 registered shares valued at $1.55 per share, the market value on the date of issuance in exchange for legal services valued at $296,773, the fair value of the services provided.

STOCK OPTIONS

On May 15, 2001, Transmission Technology Corporation ("TTC") established the 2001 Incentive Compensation Stock Option Plan (the "TTC Plan"). The TTC Plan was administered by the Company's Board of Directors. Under the TTC Plan, the Board had reserved 4,764,000 shares of common stock to support the underlying options which may be granted. As part of TTC's acquisition by CTC on November 3, 2001, the TTC Plan was terminated, and the options were converted into options to purchase shares of CTC's common stock pursuant to the 2002 Non-Qualified Stock Compensation Plan (the "Stock Plan"). The number of shares reserved initially under the Stock Plan was 9,000,000. This number was increased to 14,000,000 on October 24, 2002 and to 24,000,000 on April 27, 2006.

The exercise price of the underlying shares is determined by the Board of Directors; however, the exercise price may not be lower than 100% of the mean of the last reported bid and asked price of the Company's common stock as quoted on the NASDAQ, OTC Bulletin Board or any other exchange or organization. The term of each option will be established by the Board of Directors at the date of issue and may not exceed 10 years. The Plan automatically terminates on May 15, 2021 and no options under the Plan may be granted after May 15, 2011.

The following table summarizes the Stock Plan stock option activity as of June 30, 2006.

                                                                        Average
                                                           Number      Exercise
                                                         of Options      Price
                                                         ----------    ---------
Outstanding, September 30, 2005                           6,167,936    $   0.57
     Granted                                              3,966,000    $   1.05
     Exercised                                               86,465    $   0.35
     Cancelled                                              232,300    $   1.98
                                                         ----------
OUTSTANDING, June 30, 2006                                9,815,171    $   0.73
                                                         ==========

EXERCISABLE, June 30, 2006                                4,636,828    $   0.50
                                                         ==========

The weighted-average remaining contractual life of the options outstanding at June 30, 2006 was 5.37 years. The exercise prices of the options outstanding at June 30, 2006 ranged from $0.25 to $2.00, and information relating to these options is as follows:

Range of         Stock Options   Stock          Weighted        Weighted         Weighted Average
Exercise         Outstanding     Options        Average         Average          Exercise Price of
Prices                           Exercisable    Remaining       Exercise Price   Options
                                                Contractual     of Options       Exercisable
                                                Life in years   Outstanding
$0.25-0.49        2,633,967      2,433,967         5.5                $0.30             $0.30
$0.50-$0.99       2,775,000      1,715,000         5.5                $0.59             $0.55
$1.00-$1.49       4,256,204        337,861         5.4                $1.04             $1.09
$1.50-$1.99          50,000         50,000         0.5                $1.75             $1.75
$2.00-$2.99         100,000        100,000         0.5                $2.00             $2.00
                  ---------      ---------
        Total     9,815,171      4,636,828
                  =========      =========

During the nine months ended June 30, 2006 86,465 options were exercised for $0.35 per option for cash proceeds of $30,263.

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

The following table summarizes the Warrant activity for the nine months ending June 30, 2006:

                                                 Number         Weighted-Average
                                               of Warrants       Exercise Price
                                               -----------       --------------

Outstanding, September 30, 2005                     8,796,383      $   1.40
     Granted                                        5,046,305      $   1.94
     Exercised                                        530,263      $   1.24
     Cancelled                                         58,500      $   1.95
                                                   ----------      --------
OUTSTANDING, June 30, 2006                         13,253,935      $   1.61

                                                   ==========
EXERCISABLE, June 30, 2006                         13,253,935      $   1.61
                                                   ==========

During the nine months ended June 30, 2006, 530,263 warrants were exercised for cash proceeds of $656,908 and, 58,500 Series R warrants expired unexercised.

During the nine months ended June 30, 2006 we issued the following warrants exercisable to purchase an equal number of shares of common stock of the
Company:

In October, 2005 we issued 1,354,838 warrants in conjunction with our October, 2005 $6.0 million Convertible Note offering including 193,548 warrants issued to Lane Capital as part of their financing fees and 1,161,290 warrants issued to the note holders. Under the terms of the financing, 50% of the warrants were issued at an exercise price of $1.78 and 50% at an exercise price of $1.94. We valued the warrants using the Black Scholes option pricing model with a volatility of 100%, a risk free rate of 3.97%, a life of 3 years, a 0% dividend rate and a market price of $1.55 at $0.9452 and $0.9191 for the $1.78 and $1.94 warrants respectively. The fair value of the warrants issued to the note holders was used as part of the beneficial conversion feature allocation described in footnote 12 below. The 193,548 warrants issued to Lane Capital were valued at $180,416 and were expensed under SOP 90-7.

As a result of the financing, we triggered anti-dilution provisions existing in our $15 million August, 2004 Convertible Debentures and related warrants. The warrant exercise prices for the "$1.75 Debenture," "$1.82 Debenture" and "$3.23 Debenture Amendment" warrants were adjusted from their original exercise prices of $1.75, $1.82, and $3.23 respectively. We accounted for the re-pricing by calculating the difference in the fair value of the warrants immediately before the re-pricing to the value of the warrants immediately after the re-pricing. We used the Black-Scholes option pricing model using the following assumptions:

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

In March, 2006 we issued 2,750,001 warrants in conjunction with our March, 2006 $3.5 million Bridge Notes offering. Of these warrants, 750,001 warrants are exercisable at $1.55 per share and 2,000,000 are exercisable at $2.00 per share. The warrants were valued using the Black Scholes model and were included in the calculation of the beneficial conversion feature of the Convertible Debt as described in Footnote 13.

In May, 2006 we issued 150,000 $1.55 warrants under the same terms and conditions as the March, 2006 $1.55 warrants to Lane Capital for services performed in conjunction with the March, 2006 $3.5 million Bridge Notes offering. We valued the warrants using the Black Scholes Merton option pricing model with a volatility of 107%, a risk free rate of 4.36%, a life of 2.9 years, a 0% dividend rate and a market price of $1.15 at $0.694 per warrant. We recorded an additional debt discount of $104,100 as a result of this issuance. The additional discount will be amortized over the remaining life of the debt.

In May, 2006 we issued 191,466 $2.00 warrants under the same terms and conditions as the March, 2006 $2.00 warrants to our external legal counsel for litigation related and general counsel services. We valued the warrants using the Black Scholes Merton option pricing model with a volatility of 107%, a risk free rate of 4.36%, a life of 3 years, a 0% dividend rate and a market price of $1.15 at $0.6574 per warrant. We recorded a compensation charge to legal, professional, and consulting expense of $125,870 as a result of this issuance.

In May, 2006 we issued a total of 600,000 warrants to Media Relations under the terms of our December, 2005 media relations services contract with exercise prices of $2.00, $2.50, and $3.00 in equal 200,000 warrant amounts. The warrants expire on December 31, 2008. We valued the warrants using the Black Scholes Merton option pricing model with a volatility of 107%, a risk free rate of 4.3%, a life of 2.6 years, a 0% dividend rate and a market price of $1.15 at $0.6035, $0.5499, and $0.5061 per warrant. We recorded the value of these warrants as deferred equity compensation of $331,900. We amortized $73,747 to general and administrative expense during the nine months ended June 30, 2006 and will amortize $36,878 to expense per quarter over the remaining life of the services contract.

The following table summarizes the warrants issued, outstanding, and exercisable as of June 30, 2006:

Warrant Series          Grant Date     Strike      Expiration Date      Warrants      Proceeds if     Anti-    Call
                                        Price                          remaining       Exercised    Dilution   feature
"Red Guard"              July, 2001        $1.26         July, 2006       1,897,660     $2,391,052         No     None
2002 Numbered            June, 2002        $0.50         July, 2006          83,333         41,667         No     None
"December 2003"          Dec., 2003        $2.04     December, 2008         120,000        244,800         No      (1)
Debenture $1.75           Aug, 2004    $1.55 (4)       August, 2008       1,496,710      2,319,901        (6)     None
Debenture $1.82           Aug, 2004    $1.55 (4)       August, 2008       1,726,973      2,676,808        (6)     None
Series S                 Sept, 2004        $1.00         July, 2007       1,127,000      1,127,000         No      (2)
Series T                 Sept, 2004        $1.00         July, 2008         160,000        160,000         No     None
Series U                 Sept, 2004        $1.83       August, 2008         512,362        937,622         No      (3)
Debenture Amend           Nov, 2004    $1.55 (4)     November, 2008       1,083,592      1,679,568        (6)     None
Oct 2005 $1.78            Oct, 2005        $1.78      October, 2008         677,419      1,205,806        (6)     None
Oct 2005 $1.94            Oct, 2005        $1.94      October, 2008         677,419      1,314,193        (6)     None
March 2006 $1.55          Mar, 2006        $1.55        March, 2009         900,001      1,395,002        (6)     None
March 2006 $2.00          Mar, 2006        $2.00        March, 2009       2,191,466      4,382,932         No      (5)
May, 2006 $2.00           May, 2006        $2.00     December, 2008         200,000        400,000         No     None
May, 2006 $2.50           May, 2006        $2.50     December, 2008         200,000        500,000         No     None
May, 2006 $3.00           May, 2006        $3.00     December, 2008         200,000        600,000         No     None
                                                                         ----------    -----------
Total                                                                    13,253,935    $21,376,349

(1) Callable if closing market price is 200% of strike price for 20 consecutive trading days
(2) Callable if closing market price is 200% of strike price for 5 consecutive trading days
(3) Callable if closing market price is 200% of strike price for one trading day
(4) Re-priced pursuant to anti-dilution provisions of the October, 2005 debenture offering
(5) Callable if closing market price is 125% of strike price for 10 consecutive trading days
(6) Subject to exercise price adjustment if certain common stock or common stock derivative securities are issued with values or exercise prices below $1.55 per share.

NOTE 8 - PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2006 consisted of the following:

Manufacturing equipment                                       $     3,095,034
Office Furniture and equipment                                        308,130
Leasehold improvements                                                408,096
                                                                  -----------
                                                              $     3,811,260
Less accumulated depreciation                                      (1,267,227)
                                                                  -----------
Total                                                         $     2,544,033
                                                                  ===========

Depreciation expense was $592,677 and $367,123, for the nine months ended June 30, 2006 and 2005 respectively

NOTE 9 - INVENTORY

Inventories consist of the following:

                                            June 30,        September
                                            2006             30, 2005
Raw Materials                             $ 1,073,688      $   473,007
Finished Goods Available for Sale           1,306,622          970,318
FG Inventory allocated for Sale                25,587           24,681
                                          -----------      -----------
Gross Inventory                           $ 2,405,897      $ 1,468,006
Reserve for Raw Materials                    (171,031)        (186,376)
Reserve for FG Inventory                      (48,296)         (48,296)
                                          -----------      -----------
Net Inventory                             $ 2,186,570      $ 1,233,334
                                          ===========      ===========

Inventory allocated for sale includes products that have been shipped to third parties and is either i) held for distribution to end-user customers or ii) is awaiting additional processing by our cable wrapping affiliate.

NOTE 10- COMMITMENT AND CONTINGENCIES

LEASES

In January 2004, the Company entered into a seven-year lease agreement for a combination manufacturing and office facility in Irvine, California for minimum monthly payments of $73,584. This base rent increases by $3,154 per month on each January 1 anniversary.

The Company leases office equipment with a minimum payment of $1,395 per month. Leases expire through December 2010.

Rent expense was $730,868, and $681,178, for the nine months ended June 30, 2006 and 2005, respectively. Future minimum operating lease payments at June 30, 2006 were as follows:

          Year ending June 30,                   Operating Leases
          2007                                    $    1,012,362
          2008                                         1,050,205
          2009                                         1,066,570
          2010                                         1,095,342
          Thereafter                              $      555,836

Future minimum capital lease payments under the new leases at June 30, 2006 were as follows:

   12 months ending June 30
   2007                                                            $  438,546
   2008                                                               155,969
   2009                                                                    --
   Thereafter                                                              --
                                                                   ----------
   Total Payments                                                  $  594,515
   Less:  Amounts representing interest                               (47,550)
                                                                   ----------
   Fair Value of Capital Leases                                    $  546,965
                                                                   ----------
   Less Current Portion                                              (398,294)
                                                                   ----------
   Non Current Portion                                             $  148,671

Property and equipment under capital leases consisted of the following at June 30, 2006:

   Machinery and Equipment                                         $1,282,339
   Accumulated Depreciation                                          (777,121)
                                                                   ----------
   Net Property and Equipment                                      $  505,218

PROFESSIONAL SERVICES AGREEMENTS

The Company has entered into various consulting agreements for professional and product development services as follows:

o A contract with two professional services corporations for legal, intellectual property, and business advisory consulting services at a rate of $500,000 per year, payable at the Company's option in cash or in registered common stock. In fiscal 2005, the entity was issued 150,000 shares of stock registered under form S-8 in fiscal 2005 for services valued at $325,769. This agreement commenced in March 2002, expired in March 2005 and was extended for three years to March, 2008. The initial agreement also contained the granting of options to purchase up to 1,000,000 shares of common stock pursuant to a Registration Statement under the Securities Act of 1933 on Form S-8 at a price of $0.10 per share. The options vested in pro-rata equal segments in April 2002, January 2003, and January 2004. The options were exercised in fiscal 2005 for cash. Subsequent to quarter end, on January 6, 2006 the principal owner of the two professional services corporations, Michael McIntosh, was appointed a Director of the Company. See also related party disclosure in footnote 12.

NOTE 11 - LITIGATION

Except for the Bankruptcy cases and claims listed below, the Company had resolved all material litigation prior to the quarter ending June 30, 2006. All remaining bankruptcy claims were resolved as described below. The Company is the subject of other legal disputes and legal activity from time to time in the regular course of doing business, none of which is expected to be material in nature.

BANKRUPTCY CLAIMS

Under our Chapter 11 Bankruptcy filing dated May 5, 2005 the Bankruptcy Court established August 9, 2005 as the bar date for the filing of claims for liabilities or damages that existed prior to May 5, 2005. Substantially all claims filed had been resolved as of the end of November, 2005. During the quarter ended June 30, 2006, we resolved all remaining claims relating to our Chapter 11 Bankrutpcy filing as follows:

A claim was filed by Patricia vanMidde for 250,000 shares of the Company's common stock. VanMidde, a former consultant to the Company, claimed that the Company did not issue 250,000 shares of common stock alleged to have been promised in 2004 for services rendered. The Company represented that there was no promise of such a share issuance and believed the claim to be without merit. During the quarter ended June 30, 2006, Judge Ryan of the Bankruptcy Court agreed with the Company and rejected the claim for the shares of common stock.

A claim was filed by Zenith Insurance Company ("Zenith") for $157,323 based on the results of a workers compensation inquiry for the time period of July, 2004 to January, 2005 representing additional workers compensation premiums due Zenith by the Company. During the quarter ended June 30, 2006, in April, 2006 Zenith and the Company agreed to a settlement amount of $100,000 payable in ten equal monthly installments of $10,000. The Company had recorded a settlement accrual of $100,000 as of March 31, 2006. The Company has paid $20,000 during the quarter ended June 30, 2006.

During the bankruptcy proceedings, the holders of the $15 million August, 2004 Debentures reserved their right to make a claim in the Bankruptcy against the Company for liquidated damages resulting from a delay in the registration of the common shares issuable in the event the Debentures and warrants were converted. The claim, under the terms of the original Debenture agreement, would encompass damages of 2% per month of the remaining principal plus interest at 18% per annum covering the time period from July 1, 2005 to August 19, 2005. During the quarter ended June 30, 2006, the Debenture holders filed a claim for $860,994 and a hearing was set before the Bankruptcy Court. Prior to the hearing, the Company and the Debenture holders settled the claim for $702,000 payable in 450,000 shares of Common stock registered under section 1145 of the Bankruptcy code. The shares were valued at the direction of the Bankruptcy Court and were priced at $1.56 per share. The settlement balance was included in bankruptcy settlements expense in the statement of operations during the three and nine months ended June 30, 2006.

As a result of the settlement of all remaining claims under the Bankruptcy, on June 29, 2006, we applied for the issuance of a final decree with the Bankruptcy court which, when granted, will result in the formal exit from Chapter 11 Bankruptcy protection.

NOTE 12 - RELATED PARTIES

The Company currently has contracts with two companies owned by one of its directors, Michael McIntosh: a legal services agreement with The McIntosh Group
(TMG) for legal and intellectual property services and a consulting agreement with Technology Management Advisors, LLC (TMA) for strategic business advisory services related to technology and international patent and intellectual property filings. The agreements were executed on March 1, 2002 for a term of three years and were renewed in March, 2005 for an additional three years expiring on February 29, 2008. Each contract provides for payment of service fees of $250,000 per annum plus out of pocket expenses. The contracts expire on February 29, 2008.

For the fiscal quarter ended June 30, 2006 we recorded fees of $62,500 and incidental expenses of $0 for TMG and fees of $62,500 and incidental expenses of $9,348 for TMA. For the fiscal quarter ended June 30, 2005 we recorded fees of $62,500 and incidental expenses of $12,257 for TMA and fees of $62,500 and incidental expenses of $475 for TMG. All of these expenses were recorded to Research and Development expenses for the respective time periods.

For the nine months ended June 30, 2006 we recorded fees of $187,500, passed through patent and international filing fees of $16,838 and incidental expenses of $2,426 for TMG and fees of $187,500 and incidental expenses of $26,075 for TMA. For the nine months ended June 30, 2005 we recorded fees of $187,500, passed through patent and international filing fees of $141,607 and incidental expenses of $58,559 for TMA and fees of $83,333 and expenses of $475 for TMG. All of these expenses were recorded to Research and Development expenses for the respective time periods.

In November, 2005 we issued 73,961 shares of the Company's common stock to Michael McIntosh, registered under Section 1145 of the Bankruptcy Code for payment of $131,577 outstanding to TMA and TMG and applied this balance for work performed through September 30, 2005.

As of June 30, 2006 the Company had outstanding balances due to TMA and TMG of $92,681 and $226,312 respectively, included in accounts payable.

During the quarter ended June 30, 2006 the Company received $250,000 in cash from our acquisition candidate, EU Energy for payment of acquisition costs incurred. The balance was recorded in Related Party Payables.

NOTE 13 - CONVERTIBLE DEBT

As of June 30, 2006 we had two series of convertible debt outstanding consisting of $6,116,250 in principal remaining on the August, 2004 Debentures with no remaining debt discount and $3,500,000 in principal remaining on the $3,500,000 Bridge notes with $683,731 in debt discount remaining. Both series of debt contain restrictive covenants including restrictions on the declaration of dividends, limitations through anti-dilution provisions on issuances of equity securities or convertible debt at prices below the current conversion prices, and limitations on further debt issuances. Convertible debt outstanding or issued during the nine months ended June 30, 2006 consisted of:

A. August, 2004 Convertible Debentures: On August 17, 2004, CTC closed a financing transaction in which it sold 6% convertible debentures (the "August, 2004 Debentures") to select institutional accredited investors, in order to raise a total of $15,000,000. We received $5,000,000 upon closing and $10,000,000 was deposited into a Custodian Account to secure repayment of the Debentures. The Debentures will mature on August 17, 2007. The investors may convert the Debentures into our common stock for $1.67 per share, subject to adjustment (the "Conversion Price"). Shares issued for conversions are registered for resale under a Registration Statement on Form S-1, as amended originally declared effective in August, 2005.

On November 18, 2004, we obtained the release of the $10,000,000 from the custodial account modifying the terms of the original August, 2004 agreement. In conjunction with the modification, we issued 1,083,592 warrants with an exercise price of $3.23 per warrant valued using the Black-Scholes option pricing model at $1.84 per warrant. We determined that this issuance did not affect the fair value of the beneficial conversion feature of the August, 2004 Debentures and we recorded $1,993,523 as additional debt discount that will be amortized over the remaining term of the Debentures. See also restatement footnote 3. Until bankruptcy filing, the discount had been amortized to interest expense over the expected duration of the Convertible Debentures which are scheduled for repayment in August, 2007. On May 5, 2005 pursuant to the requirements under Bankruptcy accounting (AICPA SOP 90-7) we adjusted the carrying value of our Debentures to their face value of $15,000,000. The adjustment resulted in a non-cash charge to earnings of $6,477,455 and reduced the prospective monthly amortization of the debt discount to $0.

Between August 19, 2005 and September 30, 2005 the holders of the convertible debentures converted a total of $4,139,558 of principal to 2,478,777 shares of Common Stock at a conversion price of $1.67 per share.

Between October 1, 2005 and June 30, 2006, the holders of the convertible debentures converted a total of $4,744,192 of principal as follows: $4,064,001 of principal was converted at $1.55 per share into 2,621,936 shares of common stock $680,191 of principal was converted at $1.67 per share into 407,300 shares of common stock.

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

Prior to May 5, 2005, we paid the Debenture holders interest at a rate of 6% per annum, payable quarterly in cash. Under our Bankruptcy Plan of Reorganization, interest accrued but unpaid as of the bankruptcy date in addition to interest payable since the bankruptcy is to be paid in common stock upon plan confirmation. As of September 30, 2005 we had accrued interest payable of $430,755. On November 9, 2005 we issued 259,790 shares of common stock in full payment of all interest accrued through September 30, 2005. On December 30, 2005, we paid all interest earned for the quarter ended December 31, 2005 in cash. We have paid all interest since December, 2005 in cash and we expect to continue to do so until the maturity or conversion of the debt.

B. October, 2005 Convertible Notes

On October 13, 2005, CTC closed a financing transaction in which it sold 6% convertible notes (the "October, 2005 Notes") to select institutional accredited investors, in order to raise a total of $6,000,000. The Notes bear interest at 6% and will mature on January 14, 2007. The Notes are redeemable by the Company for 110% of the principal outstanding. The investors may convert the Notes into our common stock for $1.55 per share (the "Conversion Price") at any time prior to maturity or redemption by the Company. Shares issued under conversion are registered for resale pursuant to Bankruptcy Code Section 1145.

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

In conjunction with this note issuance, on October 14, 2005, the Company issued 232,258 shares of common stock for services valued at $360,000 to Lane Capital for services rendered to broker the convertible notes. Lane Capital also received warrants to purchase 96,774 shares of common stock at $1.78 per share valued at $0.9452 per warrant and warrants to purchase 96,774 shares of common stock at $1.94 per share valued at $0.9191 per warrant under the same terms as the warrants issued to the investors. The warrants were valued using the Modified Black-Scholes-Merton option pricing model at an aggregate value of $180,416. The key assumptions to value the warrants were a volatility of 100%, a risk free rate of 3.97%, a market price of $1.55, a life of three years, and a 0% dividend yield. The warrants were expensed as appropriate under SOP 90-7.

On January 30, 2006 in exchange for the issuance of 1,308,140 shares of restricted common stock, valued at the market price of $1.72 per share or $2,250,000 the holders of the October, 2005 Convertible notes converted the entire principal balance of $6,000,000 at $1.55 per share, and agreed to certain modifications in the Note Purchase Agreement and the related Warrant Agreements. The Company recorded a charge of $2,250,005 into other expense - inducement of convertible debt as a result of this transaction.

Lane Capital Management provided services to facilitate this transaction and was paid $135,000 in 78,489 shares of restricted stock valued at the market price of $1.72 per share. This Balance was expensed under SOP 90-7.

C. March, 2006 Bridge Financing

On March 3, 2006, the Company closed a financing transaction in which we sold 14% convertible notes (the "March, 2006 Bridge Notes") to select institutional accredited investors, in order to raise a total of $3,500,000. The Bridge Notes bear interest at 14% payable monthly in arrears and will mature on September 3, 2006. The investors may convert the Bridge Notes into our common stock for $1.55 per share (the "Conversion Price") at any time prior to maturity or redemption by the Company. The notes are redeemable by the Company for 110% of the principal outstanding if the underlying conversion shares are not registered for resale or at 100% of the principal outstanding if the underlying conversion shares have been declared registered for resale by an effective registration statement with the Security & Exchange Commission. The shares underlying the bridge financing were not registered as of June 30, 2006.

Concurrent with the issuance of the Bridge Notes, the investors also received warrants to purchase in the aggregate of 2,900,001 shares of common stock, 900,001 of which are at an exercise price of $1.55 per share and 2,000,000 of which are at an exercise price of $2.00 per share. The combined value of the allocated conversion features of the Bridge Notes and the value allocated to the warrants issued was $2,060,626 which was recorded as paid in capital and as a discount to the Convertible Bridge Notes. In conjunction with this note issuance, the Company paid Lane Capital $180,000 for services rendered.

NOTE 14 - SUBSEQUENT EVENTS

On July 3, 2006, the Company completed the acquisition of EU Energy Ltd., a company formerly known as EU Energy plc., and its subsidiaries (EUE). EUE is a United Kingdom supplier of wind turbines and turbine services under the trade name DeWind. DeWind has approximately 600 wind turbines installed, primarily in Germany. The purchase price as determined by management and reviewed by an independent fairness valuation consultant was approximately $60.7 million consisting of approximately 39.1 million restricted shares of the Company's common stock. The stock issued is subject to registration rights and lock-up provisions.

The Company expects that the acquisition of EUE will provide sales opportunities for our ACCC cable products and will provide opportunities for substantial revenue growth and profitability for sales of EUE's next generation wind turbines. To date, EUE has approximately $2.85 billion in backlogged orders under turbine reserve agreements issued to four separate wind farm operators in North America. The acquisition will be recorded using the purchase method of accounting. The Company issued all 39.1 million unregistered shares on July 3, 2006. The operations of EU will be included as a Wind segment beginning in the fourth fiscal quarter of 2006. It is expected that the operations of EU will be accretive to the Company's earnings.

Through June 30, 2006, the Company incurred $219,220 in direct costs related to the acquisition. These costs are included in capitalized acquisition costs located with prepaid expenses and other current assets.

On August 3, 2006, Judge John Ryan of the US Bankruptcy Court entered a final decree that formally closed our Federal Bankrupty case under Chapter 11.

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

The following discussion and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by words such as "anticipates," "expects," "believes," "plans," and similar terms. Our actual results could differ materially from any future performance suggested in this report as a result of factors, including those discussed in Part II, Item 1A Risk Factors and elsewhere in this report and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2005. All forward-looking statements are based on information currently available to Composite Technologies and we assume no obligation to update such forward-looking statements, except as required by law. Service marks, trademarks and trade names referred to in this Form 10-Q are the property of their respective owners.

The Company has received a report from its independent auditors for the year ended September 30, 2005 that includes an explanatory paragraph describing the uncertainty as to the Company's ability to continue as a going concern. These consolidated financial statements contemplate the ability to continue as such and do not include any adjustments that might result from this uncertainty.

In May 2006, the Company determined that the treatment of the issuance of warrants in November, 2004 for the release of $10,000,000 from our August, 2004 Debenture issue was improperly expensed to legal, professional, and consulting expense. During the quarter ended December 31, 2004, we had expensed $1,993,523 which was the fair value of the warrants that were issued to the debenture holders in exchange for the release of $10 million of restricted cash. Under the guidance of EITF 96-19 the issuance of the warrants constituted a modification of a convertible debt instrument. Accordingly, the fair value of the additional warrants issued in November 2004 should have been deferred and amortized as an adjustment of interest expense over the remaining term of the debentures using the interest method.

There is no impact to the balance sheet as of September 30, 2005 since as a result of our bankruptcy filing on May 5, 2005 the carrying value of our debt was adjusted to $15,000,000 as of May 5, 2005 which resulted in the expense of all remaining debt discount on May 5, 2005.

OVERVIEW

We develop and market composite related products for the electrical utility industry and provide engineering, product design, and other services related to the design and installation of our products to the global electrical utility industry that are designed to improve the performance and capacity of transmission and distribution electrical grids. Beginning after the end of our fiscal quarter ended June 30, 2006 on July 3, 2006 with the acquisition of our wholly owned UK subsidiary, EU Energy, Ltd. we also develop, manufacture, and sell wind turbines. Additional information regarding the wind turbine business can be found under "Developments this Quarter, EU Energy Acquisition."

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

CRITICAL ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Composite Technology Corporation (the "Company" or "CTC") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required for complete financial statements. Interim information is unaudited; however, in the opinion of the Company's management, the accompanying unaudited, consolidated financial statements reflect all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation of the Company's interim financial information. These financial statements and notes should be read in conjunction with the audited financial statements of the Company included in the Company's Annual Report on Form 10-K for the year ended September 30, 2005 filed with the Securities and Exchange Commission on December 13, 2005.

The results of operations for the three and nine months ended June 30, 2006 are not necessarily indicative of the operating results that may be reported for the fiscal year ending September 30, 2006 or for any other future period.

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

The Company records payments received and invoiced amounts receivable from customers in deferred revenues until revenue is recognized in accordance with our revenue recognition policy.

DERIVATIVE FINANCIAL INSTRUMENTS

The Company issues derivative financial instruments in the form of stock options, stock warrants, and debt conversion features of its convertible debt issuances. The Company has not issued any derivative instruments for hedging purposes since inception. The Company uses the guidance of and has adopted the disclosure requirements of Statement of Financial Accounting Standards No. 133 Accounting for Derivative Instruments and Hedging Activities and the FASB Emerging Issues Task Force (EITF) Issue No. 00-19 "Accounting for Derivative Instruments Indexed to, and Potentially Settled in, a Company's Own Stock." Freestanding derivative contracts where settlement is required by physical share settlement or in net share settlement; or where the company has a choice of share or net cash settlement are accounted for as equity. Contracts where settlement is in cash or where the counterparty may choose cash settlement are accounted for as debt. The Company has accounted for all derivative instruments indexed to the Company's stock as equity.

The values of the derivative financial instruments are estimated using the Black-Scholes-Merton (Black-Scholes) option pricing model. Key assumptions used during the three months ended June 30, 2006 to value options and warrants granted are as follows:

                                                          2006           2005
Risk Free Rate of Return                           4.28%-4.36%          3.97%
Volatility                                                107%           100%
Dividend yield                                              0%             0%

The accounting for derivative financial instruments related to stock-based compensation is further described below.

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

On March 29, 2005, the Securities and Exchange Commission published Staff Accounting Bulletin No. 107 (SAB 107), which provides the Staff's views on a variety of matters relating to stock-based payments. SAB 107 requires stock-based compensation to be classified in the same expense line items as cash compensation. Information about stock-based compensation included in the results of operations for the quarters and nine months ending June 30, 2005 and 2006 is as follows:

                                         Three Months   Three Months     Nine Months   Nine Months Ended
                                             Ended          Ended           Ended
                                            June 30        June 30         June 30        June 30
                                             2006            2005            2006           2005
Officer Compensation                    $   87,373      $       --      $  161,068      $       --
Legal, Professional and Consulting         125,870              --         441,207          86,000
Selling and marketing                       17,014              --          23,331              --
Research and development                    15,253         147,848         145,459         475,821
General and administrative                 246,079              --         550,405              --
                                        ----------      ----------      ----------      ----------
Totals                                  $  491,589      $  147,848      $1,321,469      $  561,821
                                        ==========      ==========      ==========      ==========

As of June 30, 2006, there was $3.8 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements related to stock options consisting of $2.9 million related to employee grants and $0.8 million related to consultant and director grants. The costs are expected to be recognized over a weighted-average period of 2.9 years.

Our stock options vest on an annual or a quarterly basis. For the remainder of fiscal 2006, we expect stock based compensation expense related to employee stock options of approximately $138,000 before income taxes for the quarter ending September 30, 2006. We expect stock based compensation related to non-employee stock options to be approximately $45,000 before income taxes for the quarter ending September 30, 2006. Such amounts may change as a result of additional grants, forfeitures, modifications in assumptions and other factors. SFAS No. 123R provides that income tax effects of share-based payments are recognized in the financial statements for those awards which will normally result in tax deductions under existing tax law. Under current U.S. federal tax law, we would receive a compensation expense deduction related to non-qualified stock options only when those options are exercised and vested shares are received. Accordingly, the financial statement recognition of compensation cost for non-qualified stock options creates a deductible temporary difference which results in a deferred tax asset and a corresponding deferred tax benefit in the income statement. However, since we currently have a full valuation allowance for all of our deferred tax assets, any tax consequences for fiscal 2006 is expected to be negligible to the financial statements.

The fair value of the Company's stock-based awards to employees was estimated at the date of grant using the Black-Scholes option-pricing model, assuming no dividends and using the valuation assumptions noted in the following table. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life (estimated period of time outstanding) of the stock options granted was estimated using the historical exercise behavior of employees and the option expiration date. The Company's volatility estimate for option grants varies by the year issued. Due to the lack of an efficient public market in the Company's stock prior to 2003 it was determined that the use of a volatility period that matches the expected term was not meaningful. Options granted prior to January 1, 2004 had their volatility based on historical volatility of 181 days. Options granted in fiscal 2004 had their volatility based on one year and options granted in fiscal 2005 had their volatility based on two years. All volatility calculations were made on a daily basis. The company has valued fiscal 2006 grants using 3 year volatility.

Expected term                                                   3-7 years
Expected and weighted average volatility                          86.27 %
Risk-free rate                                                 3.33-4.73%

CONVERTIBLE DEBT

Convertible debt is accounted for under the guidelines established by APB Opinion No. 14 Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants (APB14) under the direction of Emerging Issues Task Force
(EITF) 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, (EITF 98-5) EITF 00-27 Application of Issue No 98-5 to Certain Convertible Instruments (EITF 00-27), and EITF 05-8 Income Tax Consequences of Issuing Convertible Debt with Beneficial Conversion Features. Under these guidelines, the Company allocates the value of the proceeds received from a convertible debt transaction between the conversion feature and any other detachable instruments (such as warrants) on a relative fair value basis. The allocated fair value is recorded as a debt discount or premium and is amortized over the expected term of the convertible debt to interest expense. The company values any warrants issued using the Black-Scholes option pricing model as described above. For a conversion price change of a convertible debt issue, the additional intrinsic value of the debt conversion feature, calculated as the number of additional shares issuable due to a conversion price change multiplied by the previous conversion price, is recorded as additional debt discount and amortized over the remaining life of the debt.

Under Bankruptcy accounting guidance, namely AICPA 90-7, the Company was required to record its liabilities at the expected settlement amount. Therefore, debt discount that existed prior to the Chapter 11 bankruptcy was charged to expense as of May 5, 2005 and debt discount incurred during the bankruptcy was charged to expense as a debt carrying value adjustment on the date the discount was recorded.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of CTC and its wholly owned subsidiaries (collectively, the "Company"). All significant inter-company accounts and transactions are eliminated in consolidation.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses are charged to operations as incurred.

ACCOUNTS RECEIVABLE

The Company extends credit to its customers. Collateral is generally not required. Credit losses are provided for in the financial statements based on management's evaluation of historical and current industry trends as well as history with individual customers. Although the Company expects to collect amounts due, actual collections may differ from estimated amounts. As of June 30, 2006, the Company had gross accounts receivable of $2,534,535 and had recorded a reserve of $2,500,000.

INVENTORY

Inventories consist of our wrapped and unwrapped manufactured composite core and related hardware products and raw materials used in the production of those products. Inventories are valued at the lower of cost or market under the FIFO method. Costs to ship product for sale or for products sold is recorded to costs of goods sold as the expenses are incurred. Products manufactured internally are valued at standard cost which approximates replacement cost. Inventory is periodically evaluated for obsolescence and salability and reserves are recorded for product that is believed by management to be impaired in value or has been scrapped. As of June 30, 2006, the Company had recorded gross inventory of $2,405,897 and had inventory reserves of $219,327.

PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of cash payments and stock payments that will result in future expenses. Cash payments consist primarily of prepaid insurance, deposits, and capitalized acquisition costs for the EU Energy, Ltd. acquisition. Stock payments consist of our common stock to American China Technology Solutions issued for future China sales commissions and stock and warrants issued to Media Relations Services for media and investor relations services as described in note 7.


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

As of June 30, 2006, the deferred tax assets related primarily to the Company's net operating loss carry-forwards and which are fully reserved. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences which give rise to the deferred tax asset become deductible. The Company's past financial performance is a significant factor which contributes to its inability, pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), to use projections of future taxable income in assessing the realizability of deferred tax assets. Considering the relevant data, management concluded that it is not "more likely than not" that the Company will realize the benefits of certain deferred tax assets at June 30, 2006. Consequently, the Company has a full valuation allowance against net deferred tax assets at June 30, 2006.

BUSINESS SEGMENTS

The Company organizes itself as one segment and conducts its production operations in the United States. Sales and marketing efforts are conducted in China, Europe, the Middle East, and North America. The functional and operating currency is the US Dollar.

The Company sells its products and technology to domestic and international customers. Jiangsu-Far East in the Peoples Republic of China represented 95% of the revenues recognized during the quarter ended June 30, 2006. Jiangsu and the City of Kingman, Kansas represented 50% and 46% of the revenues recognized during the nine months ended June 30, 2006.

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

The following common stock equivalents were excluded from the calculation of diluted loss per share for the three months ended June 30, 2006 and 2005 since their effect would have been anti-dilutive:

                                                                     June 30
                                                               2006           2005
                                                               ----           ----
     Options for common stock                                9,815,171      6,167,936
     Warrants                                               13,253,935     11,024,864
     Convertible Debentures, if converted                    6,204,033      8,982,036
                                                            ----------     ----------
                                                            29,273,139     26,174,836
                                                            ==========     ==========

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

SFAS No. 154 Accounting Changes and Error Corrections:
In June, 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. Statement 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles were required recognition via a cumulative effect adjustment within net income of the period of the change. Statement 154 requires retrospective application to prior periods' financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Statement 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. We do not believe adoption of Statement 154 will have a material effect on our consolidated financial position, results of operations or cash flows.

SFAS No. 155  Accounting for Certain Hybrid Financial Instruments:
In February, 2006 the FASB issued Statement no 155, : Accounting for Certain Hybrid Financial Instrument, an amendment of FASB Statements No. 133 and 140. Statement 155 resolves issues related to SFAS 133 by allowing for simplified accounting for hybrid financial instruments that contain embedded derivatives and issues related to SFAS 140 by eliminating restrictions on passive derivative instruments that a qualifying special-purpose entity may hold. Statement 155 is required to be adopted as of the beginning of the fiscal year beginning after September 15, 2006. Since the Company does not own or issue the hybrid financial instruments referred to in the pronouncement, we do not believe adoption of Statement 155 will have a material effect on our consolidated financial position, results of operations or cash flows.

SFAS No. 156 Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140:
In March, 2006 the FASB issued Statement No. 156, Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140. Statement 156 relates to accounting for the servicing of financial assets and extinguishments of related liabilities. Statement 156 is required to be adopted as of the beginning of the fiscal year beginning after September 15, 2006. Since the Company does not service financial assets, we do not believe adoption of Statement 156 will have a material effect on our consolidated financial position, results of operations or cash flows.

FIN No. 48 Accounting for Uncertainty in Income Taxes:
In June, 2006 the FASB issued FASB Interpretation No. 48: Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest, and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. As such, the Company has not evaluated the financial impact to the implementation of FIN 48 on the consolidated financial position, results of operations or cash flows.

RESULTS OF OPERATIONS

PRODUCT REVENUES. Product revenues for the three months ending June 30, 2006 of $1.79 million consisted substantially of three commercial sales to the Jiangsu New Far East Cable Company in the Peoples Republic of China. The commercial sales to the Jiangsu New Far East Cable Company consisted of 103.5 kilometers of ACCC cable and related ACCC hardware for $1.67 million. We had no product sales for the three months ending June 30, 2005.

Product revenues for the nine months ending June 30, 2006 were $2.84 million and consisted primarily of the Jiangsu New Far East Cable Company sales and the $1.0 million City of Kingman sale. Product revenues for the nine months ending June 30, 2005 of $46,485 consisted of one small, non-commercial trial sale.

CONSULTING REVENUES. Consulting revenues for the nine months ended June 30, 2006 consisted of consulting and technical services performed in fiscal 2004 and fiscal 2005 to the City of Kingman but which had been deferred under the original City of Kingman contract. The original contract had been accounted for based on the completed contract method due to a requirement that funds paid to the Company could be required to be refunded if the entire contract were not completed. The original contract also required the Company to provide construction services and provided for future products that the Company has not developed. On November 18, 2005, the Bankruptcy court approved a revised contract with the City of Kingman that removed the refund provision and the requirements to deliver future products and services. Accordingly, the Company recognized the revenue for the consulting services performed in the amount of $550,000 on the date the revised contract was approved. There were no consulting services transactions during the three or nine months ended June 30, 2005 or for the three months ended June 30, 2006.

COST OF PRODUCT REVENUES. Cost of product revenues for the three and nine months ending June 30, 2006 represent materials, labor, freight, and allocated overhead costs to produce ACCC cable and related hardware, primarily for the Jiangsu China orders for the quarter ended June 30, 2006 and the Jiangsu and City of Kingman orders or the nine months ended June 30, 2006. The cost of product revenues for 2005 consists of the cost of product related to the small trial sale in 2005.

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

No consulting contracts were completed during the three or nine months ended June 30, 2005 or the three months ended June 30, 2006 and accordingly, no costs of contract revenue were recorded for those periods.

OPERATING EXPENSES. Due to the Company's history in fiscal 2005 and fiscal 2006 to date of incurring expenses not related to the current business environment, in the discussion of each operating expense line item discussed below, expenses that are not related to the Company's expected pro-forma operating expenses are identified as non-recurring and expenses that are expected to continue in the ordinary course of business are identified as recurring. Non-recurring items include primarily one time charges for equity or convertible debt related actions, modification to debt agreements, bankruptcy legal expenses, litigation settlements, legal expenses related to our now resolved litigation, financing and acquisition fees. The total operating expenses as broken down for recurring and non-recurring expenses is:

In millions                        Quarter ending     Quarter ending    Nine months       Nine months
(unaudited)                         June 30, 2006      June 30, 2005  ending June 30,   ending June 30,
                                                                           2006              2005
Recurring Operating Expenses                  $2.7            3.2               8.8               7.7
Non-recurring Operating Expenses              $0.1            3.4               2.0               5.5
                                     -------------  -------------     -------------     -------------
Total Operating Expenses                      $2.8            6.6              10.8              13.2

The following table provides information on the primary expense drivers to the recurring operating expenses for the three and nine months ended June 30, 2005 to 2006, rounded to the nearest $0.1 million.

In millions                          Quarter ending     Quarter ending    Nine months       Nine months
(unaudited)                           June 30, 2006      June 30, 2005  ending June 30,   ending June 30,
                                                                             2006              2005
Headcount costs (employees &                   $ 1.5           $ 2.0          $ 4.6             $ 4.9
consultants) payable in cash
Legal & Accounting Professional Fees             0.1             0.2            0.5               0.3
Rents and overheads                              0.5             0.5            1.5               1.5
Supplies, tools and other                        0.1             0.4            0.7               0.6
Amortization of prepaid expenses
paid or payable in stock                         0.1              --            0.3                --
Equity compensation                              0.2              --            0.6                --
Depreciation                                     0.2             0.1            0.6               0.4
                                       -------------   -------------  -------------     -------------
Total Recurring Expenses                       $ 2.7           $ 3.2          $ 8.8             $ 7.7

The figures listed above do not contemplate the additional cost structure inherited as a result of our acquisition of EU Energy Ltd. We expect that the acquisition, completed on July 3, 2006, will result in additional headcount related costs, legal and accounting fees and additional rents, overhead, and other expenses as we combine and integrate of EU Energy's operations, business systems and subsidiaries with our own.

The following table provides information on the primary expense drivers to the changes in non-recurring operating expenses for the three and nine months ended June 30, 2006 and 2005. All material non-recurring item changes for the reported periods have been listed, rounded to the nearest $0.1 million.

In millions                            Quarter ending   Quarter ending        Nine months       Nine months
(unaudited)                             June 30, 2006    June 30, 2005      ending June 30,    ending June 30,
                                                                                 2006               2005
Fees and FMV warrant expenses                   $ --            $ --          $ 0.8              $ --
relating to $6M October, 2005
financing and subsequent conversion
in January, 2006
Fees and FMV warrant expense
relating to $3.5M March, 2006
financing                                         --              --            0.2                --
Fees related to November, 2004
modification recorded in fiscal 2005              --              --             --               0.4
Bad debt reserve - Global American                --             2.5             --               2.5
Litigation related legal fees                     --             0.6            0.4               2.3
Bankruptcy related legal costs                   0.1             0.3            0.6               0.3
                                       -------------   -------------  -------------     -------------
Total Non-recurring  Expenses                $   0.1           $ 3.4          $ 2.0             $ 5.5

We expect that all non-recurring expenses listed above will not recur in the future except that we expect to incur additional expenses relating to any potential financings as they occur.

OFFICER COMPENSATION. Officer compensation expense consisted of salaries and SFAS 123R option expenses for our Chief Executive and Secretary. Officer compensation expenses increased 148% or $89,034 from $60,000 for the three months ended June 30, 2005 to $149,034 in the current year quarter and increased $176,690 or 95% from $186,838 for the nine months ended June 30, 2005 to $363,528 for the current year period. The dollar increase was primarily due to SFAS 123R option expenses of approximately $87,000 in the three month period and $161,000 in the nine month period.

GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense consisted primarily of salaries and employee benefits for administrative personnel, facilities costs, stock exchange fees, audit and Sarbanes Oxley compliance fees, and insurance expenses. General and administrative decreased 67% or approximately $2,145,000 from $3,191,177 for the three months ended June 30, 2005 to $1,047,201 for the current year period. The dollar decrease was due primarily to a bad debt expense charge of $2,500,000 recorded in 2005 offset by increased SFAS 123R options expenses of $117,000 in the fiscal 2006 quarter, a $129,000 increase in expense related to the Media Relations contract, an increase in Directors fees to $29,000 from $0 in the similar 2005 period, shareholder meeting expense of $16,000 and increased overhead and other costs of $58,000.

General and administrative expenses decreased 36% or approximately $1,626,000 from $4,574,014 for the nine months ended June 30, 2005 to $2,948,107 in the 2006 period. The decrease was due primarily to the reduction in bad debt expense of $2,500,000 offset by increased SFAS 123R option expenses of $292,000, Sarbanes Oxley related expenses of $213,000, investor relations fees related to the Media Relations contract of $258,000 and Director fees of $58,000, none of which were incurred in the fiscal 2005 period, increased overhead and other costs of $53,000.

LEGAL, PROFESSIONAL, AND CONSULTING EXPENSE. Legal, professional, and consulting expense consisted of professional legal or litigation related expenses, financing related expenses, and equity related non-cash expense charges but excludes bankruptcy related legal expenses which are captured in reorganization costs. Legal, professional, and consulting expense decreased 78% or $666,000 from $857,514 for the quarter ended June 30, 2005 to $191,550 for the 2006 quarter and decreased 42% or $1,269,000 from $3,028,407 for the nine months ended June 30, 2005 to $1,759,577 for the similar 2006 period.

For the three month period ended June 30, 2006, legal, professional, and consulting expense consisted primarily of warrants issued for services of $126,000 and SEC and general legal expenses of $66,000.

For the three month period ended June 30, 2005, legal , professional, and consulting expense consisted primarily of litigation and SEC related legal expenses of $730,000 and general legal expenses of $128,000.

For the nine month period ended June 30, 2006, legal, professional, and consulting expense of $1,759,577 consisted primarily of: $135,000 in legal fees for the inducement of the $6.0 million DIP financing inducement, finance related legal fees of $337,000 for the $6.0 million and $3.5 million financings, brokerage fees of $540,000 for the $6.0 and $3.5M financings, and warrants issued for services of $205,000. Litigation related legal expenses decreased to $279,000 and SEC and general legal was $273,000.

For the nine month period ended June 30, 2005, legal, professional, and consulting expense of consisted primarily of: $86,000 in warrants issued for leasing services, $368,000 in finders fees paid in cash for the $15MM debenture, a litigation settlement of $116,000, $203,000 in SEC legal expenses and $2,255,000 in litigation related legal expenses.

RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense consisted primarily of salaries for engineers, and expenses for consultants, recruiting, supplies, equipment, and facilities related to engineering projects to enhance and extend our composite materials intellectual property offerings, and our composite materials product technology and production processes. In 2005 through June 30, 2005, all manufacturing related expenses were included in research and development expenses since the company was ramping up to production during that time period. During 2006, certain headcount, equipment, and overhead related manufacturing related expenses were capitalized into inventory and therefore excluded from Research and Development expenses.

Research and development expense decreased $1,072,000 or 59% from $1,806,087 in the third quarter of fiscal 2005 to $734,466 in the third quarter of fiscal 2006. Research and development expenses for the nine months ended June 30 decreased $818,000 or 20% from $4,025,487 for the fiscal 2005 period to $3,207,308 for the fiscal 2006 period.

Research and development expense for nine months ended June 30, 2006 included expenses capitalized into inventory. For consistency of presentation, the table below lists reconciles the classification of the combined R&D and Manufacturing related expenses between the respective reporting periods:

                            Quarter ending  Quarter ending     Increase     Nine months     Nine months    Increase
                            June 30, 2006   June 30, 2005     (Decrease)    ending June     ending June   (Decrease)
                                                                             30, 2006        30, 2005
Cash basis headcount       $   659,000     $ 1,288,000     $  (629,000)    $ 2,480,000     $ 2,816,000    $  (336,000)
related costs
Equipment, supplies &
tools purchases                 68,000         372,000        (304,000)        704,000         649,000        (55,000)
Rents and overhead             222,000         146,000          76,000         600,000         530,000         70,000
Fair value stock option
expense                         15,000              --          15,000         145,000              --        145,000
                           -----------     -----------     -----------     -----------     -----------    -----------
Expenses capitalized to
inventory                     (230,000)             --        (230,000)       (722,000)             --       (722,000)
                           -----------     -----------     -----------     -----------     -----------    -----------
Expense reported on
Income Statement           $   734,000     $ 1,806,000     $(1,072,000)    $ 3,207,000     $ 4,025,000    $  (818,000)

For the quarter ended June 30, the combined cash basis headcount cost decrease of $629,000 represents decreased consulting related development costs from fiscal 2005 to 2006. Of the $659,000 cash headcount total in the third fiscal 2006 quarter, $141,000 was capitalized into inventory for a net R&D cash basis headcount expense of $518,000 for the June 30, 2006 quarter. Equipment and tools purchases decreased $305,000 to $67,000 in the fiscal 2006 quarter due to very high expensed equipment, supplies, and tools purchases in the quarter ending June 30, 2005 as we were starting commercial production in that quarter. Overhead expense increased $76,000 due to a revised overhead allocation as compared to fiscal 2005. In fiscal 2006, we expanded our production capacity for our pultrusion machines from four machines to nine machines. A much lower percentage of our facility was used for research and development in fiscal 2006. Of the overhead, $89,000 was capitalized into inventory during the quarter. The increase in stock option expense is due to vesting of consultant stock options and expense of employee stock options under SFAS 123R.

For the nine months ended June 30 2006, the combined cash basis headcount cost decrease of $336,000 represents decreased consulting development costs as compared to 2005. The increase in equipment, supplies, and tools represents increased activities related to production of ACCC core which began in June, 2005. The increase in overhead is due to the increase in the June, 2006 fiscal quarter relating to increased manufacturing space for the additional pultrusion machines. The increase in stock option expense is due to vesting of consultant stock options and expense of employee options under SFAS 123R. Of the expenses related to the nine months ended June 30, 2006, $722,000 was capitalized into inventory and consisted of: $403,000 cash headcount, $282,000 for overhead, and $37,000 for equipment and tools.

SALES AND MARKETING EXPENSE. Sales and marketing expense consisted primarily of salaries for sales and marketing personnel, expenses for consultants, equipment, travel, and printed marketing literature and sales materials. For the quarter ended June 30, Sales and Marketing expenses increased $118,000 or 41% from $287,974 in the 2005 quarter to $406,334 in the 2006 quarter. The increase was entirely due to higher employee and consultant headcount related expenses as we continue to expand our sales and marketing efforts. For the nine months ended June 30, Sales and Marketing expenses increased $511,000 or 64% from $793,216 in the 2005 period to $1,304,312 in the 2006 period. The increase was due to increased sales headcount related expenses.

DEPRECIATION EXPENSE. Depreciation expense consisted of depreciation on capitalized equipment, leasehold improvements, and other capital assets. Depreciation expense increased by $70,000 or 53% from $130,795 in the third quarter of fiscal 2005 to $200,624 in the third quarter of fiscal 2006 and increased by $226,000 or 61% from $367,123 for the nine months ended June 30, 2005 to $592,000 for the nine months ended June 30, 2006. The dollar increase for the three and nine month periods ended June 30, 2006 was primarily due to a higher depreciable base resulting from equipment purchased during the last three quarters of fiscal 2006.

REORGANIZATION EXPENSE - BANKRUPTCY LEGAL FEES: Bankruptcy legal fees consist of legal and professional fees and costs associated with the preparation for our bankruptcy confirmation hearings, our bankruptcy financing hearings, and work performed subsequent to our bankruptcy confirmation.

The balance for the three and nine months ended June 30, 2006 of $61,911 decreased 77% or $211,000 from $272,830 from the prior year quarter and increased 133% or $362,000 from $272,830 for the nine months ended June 30, 2005 to $635,140 for the nine months ended June 30, 2006.

The changes reflect the timing of the activity of our Chapter 11 bankruptcy. Our bankruptcy was filed in May, 2005 and the charges for the quarter and nine months ended June 30,2005 represents the legal costs incurred in preparation of our Bankruptcy Plan. The costs incurred for the quarter ending June 30, 2006 represent legal costs related to the final bankruptcy settlements and filing for our final decree. The costs for the nine months ending June 30, 2006 represent the costs incurred to defend our Bankruptcy plan which was confirmed in November, 2005 and the costs to execute on our plan. We expect that future legal costs related to our Bankruptcy will be nominal.

INTEREST INCOME. Interest income decreased to $106 and $15,817 for the three and nine months ended June 30, 2006, a decrease from $21,033 and $53,577 for the similar periods in the prior year. The decrease was due to interest earned on lower cash balances.

INTEREST EXPENSE. Interest expense increased $720,000 or 136% from $529,303 in the third quarter of fiscal 2005 to $1,249,676 in the third quarter of fiscal 2006. The increase was due to non-cash interest expenses related to the discount on our $3.5 million convertible notes issued in March, 2006. Interest expense decreased $395,000 or 17% from $2,341,977 for the nine months ended June 30, 2005 to $1,947,448 for the nine months ended June 30, 2006. The decrease was due to lower net non-cash interest expense on our debt balances. The fiscal 2005 balances included non-cash interest expense through May 5, 2005 on our $15M August, 2004 Debentures. The expense did not exist in fiscal 2006 due to the requirements of bankruptcy accounting. The fiscal 2006 balances included the non-cash interest for our $3.5 million convertible notes issued in March, 2006.

INCOME TAXES. We made no provision for income taxes in the three or nine months ending June 30, 2006 and 2005 due to net losses incurred. In 2002, we determined that due to our continuing operating losses as well as the uncertainty of the timing of profitability in future periods, we should fully reserve our deferred tax assets. Tax expense represents minimum tax payments. As of June 30, 2006, our deferred tax assets continued to be fully reserved. We will continue to evaluate, on a quarterly basis, the positive and negative evidence affecting the realization of our deferred tax assets.

Net Loss

Our net loss improved to $4.2 million and $18.0 million for the three and nine months ended June 30, 2006 compared to $13.6 million and $22.0 million during the corresponding periods in 2005. The improvement of $9.4 million from the quarter ended June 30, 2005 to 2006 was due to increased gross margin of $0.5 million, lower operating expenses of $3.8 million and a charge of $6.5 million for an adjustment to the carrying value of the convertible debentures recorded in the prior year offset by $0.7 million in current year bankruptcy settlement expenses and $0.7 million increase in interest expense. The improvement of $4.0 million for the nine months ended June 30, 2005 to 2006 was primarily due to an increase in gross margins of $0.8 million, operating expense decline of $2.4 million, a decrease in the convertible debt reorganization adjustment of $3.9 million, and lower interest expenses of $0.4 million. These lower expenses were partially offset by an adjustment of $2.2 million recorded in the current year related to the debt convertible inducement, $0.8 recorded for bankruptcy settlements, and $0.4 million for expenses related to the modification of warrants caused by the repricing of the $15M debentures in October, 2005.

Gross margin increased by $0.5 million in the current quarter mainly due to the recognition of product sales to the the Jiangsu New Far East Cable Company. Gross margin increased by $0.8 million for the nine months ending June 30, 2006 due to revenues and margins from Jiangsu, and the City of Kingman sales.

For the three months ended June 30, 2006 the Company settled the final two bankruptcy claims and recorded expenses of $702,000. For the nine months ended June 30, 2006, the Company settled the Tarbox claim and accrued $100,000 for this settlement. See note 11 to the financial statements.

Interest expense increased from the three months ended June 30, 2005 to 2006 by approximately $0.7 million due to non-cash interest expense related to the amortization of the conversion features of the $3.5 million notes issued in March, 2006. For the nine month period, interest expense decreased by approximately $0.4 million due to the net effect of the amortization of the conversion features of the August, 2004 debentures through the Bankruptcy filing date of May, 2005, which was zero for 2006, and the conversion feature amortization of the $3.5 million notes in 2006.

For the nine months ended June 30, 2006 the Company incurred charges of $0.4 million for warrant modifications due to the re-pricing of the August, 2004 convertible debentures, $2.6 million for the combined carrying value adjustment expense for our $15 million August, 2004 and $6 million DIP financing in October as a result of the acceleration of the debt discount under bankruptcy accounting in October, 2005, and $2.25 million for common stock issued as an inducement to convert the $6.0 million DIP financing in January, 2006.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of working capital have been private debt issuances and equity financings.

For the nine months ended June 30, 2006, we had a net loss of $18.0 million. At June 30, 2006, we had $0.3 million of cash and cash equivalents, which represented a decrease of $0.5 million from September 30, 2005. The decrease was due to $6,000,000 of cash proceeds from the issuance of convertible notes in October, 2005, $3.5 million of cash proceeds from the issuance of convertible notes in March, 2006 and $0.7 million of cash received from the exercise of warrants offset by cash used in operations of $10.0 million, cash used to purchase equipment of $0.4 million, and cash used to pay capital leases of $0.3 million.

Cash used by operations during the nine months ended June 30, 2006 of $10,061,767 was the result of operating losses, offset by depreciation, amortization, and non-cash compensation expenses and working capital requirements. In particular, we used approximately $1.1 million to pay our pre-bankruptcy accounts payable, incurred additional bankruptcy related cash expenditures, and purchased approximately $2.4 million in industrial grade carbon and other key raw materials in anticipation of future sales growth. Due to our Chapter 11 bankruptcy, our carbon vendors required cash payment prior to delivery of these materials. Cash used for investing activities of $371,102 was related to the purchase of computer hardware and software, certain leasehold improvements, and equipment put in service in anticipation of manufacturing activities offset by the sale of equipment. Cash provided by financing of $9,886,249 was primarily due to the cash proceeds from the $6M in convertible notes in October, 2005, $3.5M in convertible notes in March, 2006 and $687,171 from warrant and option exercises net of principal payments made on capital lease obligations of $300,922.

We anticipate that sales of our ACCC cable will not be sufficient to sustain our operations as they existed prior the EU Energy acquisition, and further anticipate that we will continue to incur net losses due to our costs exceeding our revenues for an indefinite period of time. However, we also anticipate that our acquisition of EU Energy that closed on July 3, 2006 will result in near term cash flows that will be sufficient to fund operations on a consolidated basis through October, 2006. These cash flows are reliant upon the payment of several large invoices from international customers, some of whom are new customers and have not provided funds to EU Energy or its subsidiaries in the past. If existing cash and cash generated from operations are insufficient to satisfy our liquidity requirements, we may seek to raise additional capital through issuances of equity or debt securities. Any additional financing may not be available in amounts or on terms acceptable to us, or at all.

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

DEVELOPMENTS THIS QUARTER

Sales and Marketing

During this quarter we continued to make progress towards the full commercialization of our primary product, ACCC conductor cable in both the US and International markets. We completed shipment of our ACCC orders to China and recognized revenues of approximately $1.8 million from these orders.

Our North American sales and marketing efforts in the quarter continued the strategy of leveraging the successes at Pacificorp and American Electric Power
(AEP) to sell additional products to those customers, and to use their recognition in the industry as a tool to open up sales opportunities with other domestic utilities. Accordingly, a number of opportunities were identified that would appear to benefit from the unique attributes of our ACCC product. These included repeat projects with AEP and Pacificorp and new inquiries from a number of other domestic utilities that recognize the value of ACCC. The inquiries were quoted by CTC directly or by General Cable in accordance with the non-exclusive sales and distribution agreement between the companies. The projects are expected to move to the procurement and installation phases in the next two quarters.

Additionally we increased our focus on the engineering and design firms often responsible for the overall line design and components for transmission and electrical distribution projects. These firms are usually engaged by smaller utilities and providers that do not possess extensive engineering groups. We believe their understanding of the uses and benefits of ACCC will provide a number of design-in opportunities, some even before they are apparent to our sales team.

On the international front we gained substantial traction in quoting ACCC for high temperature low sag applications. Jiangsu Far East placed additional orders for 5 km of our Cardinal ACCC conductor and 40 km of Linnet ACCC conductor for installation in China at the end of the quarter and continuing into the next quarter. These orders, totaling roughly $600,000, signify the start of a continuing series of orders for the coming quarters. In the quarter ACCC installations were successfully completed in Shenzen and Liaoning, China. Additional installations are planned for Longyan and Wuxi, China in July. We have quoted a number of other opportunities in the region and we maintain an active technical dialogue for new projects. We have approval for ACCC use by all regional power bureaus and we have completed testing for approval by State Grid of China, which opens the door for large scale national projects at 345KV and above.

We are also active in the Middle East, France, the U.K. and Australia, with projects quoted throughout the regions, as part of our strategy of partnering with key suppliers and engineering organizations that enjoy substantial market positions for bare overhead cable. We expect these quoted projects will be awarded in the next two quarters.

Research and Development and ACCC production

We continue to develop and refine the ACCC product and our production processes. During this quarter, refinements to the product and production process have resulted in processing optimizations, including materials usage efficiencies and improvements in our quality control processes. In addition, we certified the operational capability of five of our new pultrusion machines during the quarter. We now have a total of nine pultrusion machines available for production representing over 400 miles of potential ACCC core production capacity per month at current operating speeds. We believe that process optimization can increase this capacity to over 550 miles of production per month without adding additional machinery and we are focusing development efforts on those process improvements.

We are also working on improving product yield on our key raw material - carbon fiber. We believe that such efforts will result in decreased scrap and decreased materials costs for our finished goods product. Such efficiencies in addition to those gained as a result of producing ACCC core at higher speeds should create lower per mile or per unit costs which could result in gross margin improvements on future ACCC sales.

We have also made significant progress on our ISO certification. We have been in communication with the ISO certification boards and we have enacted numerous additional controls and procedures in our in-house production of our ACCC core and our ACCC hardware components. We anticipate ISO certification in late calendar year 2006.

General Corporate, Finance, Administrative, Bankruptcy, and Litigation

The quarter ending June 30, 2006 saw the culmination of all of our remaining bankruptcy claims and resulted in our filing for our final bankruptcy decree. With the settlement of the August 2004 Debenture claim for 450,000 shares of stock and the successful outcome of the vanMidde claim in our favor, we resolved all remaining litigation and bankruptcy issues and allowed the company to file for our final bankruptcy decree. See also note 11. On August 3, 2006, Judge John Ryan of the US Bankruptcy Court entered a final decree that formally closed our Federal Bankrupty case under Chapter 11. For the first time in several years, the company has no outstanding litigation and management can now focus on building our businesses and building shareholder value.

On April 27, 2006 we conducted a special shareholders meeting that resulted in the increase of our authorized share capital to 300,000,000 common shares from 200,000,000 common shares. This increase allows the issuance of common shares for acquisitions such as for the EU Energy acquisition.

EU Acquisition

During the quarter ending June 30, 2006 we focused considerable attention on the EU Energy, Ltd. (formerly known as EU Energy plc) acquisition.

In March, 2006 we signed a letter of intent to purchase EU Energy, plc a United Kingdom holding company that owns several subsidiaries including EU Energy Wind Ltd, that owns rights to manufacture and sell the DeWind family of wind turbines designed and certified in Germany. The DeWind models 1.25 MW D6 and 2MW D8 models of wind turbines have proven themselves in over 150 installations as being highly reliable and demonstrate consistently high performance for converting wind energy to electricity. We believe that the new DeWind 8.2 and
8.1 models incorporate technologies that enable next-generation wind turbine machines and which should result in substantial improvements in electrical generation, power grid integration, and increased reliability as compared to the existing wind turbines on the market.

Beginning in April, 2006 we began the due diligence and work on the securities purchase agreement that defined the acquisition. In June, 2006 we completed the diligence and we executed a Share Exchange Agreement with substantially all of the shareholders of EU Energy Ltd. In June, 2006 EU Energy Plc re-organized as a private company and became EU Energy Ltd. The Share Exchange Agreement includes provisions for a 12 month lock-up for all CTC stock issued or issuable to major shareholders and allows for indemnification of CTC by major shareholders of EU under certain events. The Share Exchange Agreement is available on Form 8-K filed on June 8, 2006.

On July 3, 2006, we issued 39,169,665 of restricted CTC common stock in exchange for 100% of EU Energy stock outstanding. We expect to operate EU Energy as a wholly owned subsidiary of CTC and we expect the earnings of EU to be accretive to CTC.

The purchase of EU Energy is a long term investment in wind energy. EU Energy currently has nearly $3.0 billion in Turbine Reserve Agreements (TRAs) for their current and future wind turbines, substantially all of which are for deliveries scheduled to begin in late 2007 through 2012 and which represents a substantial portion of the projected production capacity of EU Energy during that time frame. The TRAs represent the intent for wind farm operators and other individuals to purchase wind turbines and as such are not binding agreements to purchase turbines, although they call for advance payments according to a schedule in advance of intended delivery dates. We have reviewed the TRAs during our due diligence procedures and we believe that they represent valid intents to purchase the turbines at the prices indicated and that should the turbines be produced at a reasonable cost that EU Energy has the opportunity to potentially realize substantial profits should these sales materialize. We also believe that in the event that one of these customers decides to cancel their TRA, due to the worldwide wind turbine production capacity shortage, that additional customers will be willing to purchase our turbines.

However, since the TRAs are not binding contracts and few penalties exist should one or more of the customers cancel, there exists substantial risk that these sales and related profits could not materialize. Further, most of the turbines sold under the TRAs represent the next generation turbine that incorporates the use of a proven technology that is novel to wind generation that we believe will result in a more effective approach to converting wind energy to electrical energy. Although the technology used in this approach has been proven in other industrial applications, it has not yet been demonstrated in our D8.2 and D8.1 wind turbines. Those models are based upon our proven and type certified D8 model and is expected to be demonstrated in October/November of 2006 and presented for type certification. They should be certified in early 2007. We believe that the success of this prototype and the resultant certification will be a milestone event for this next generation product.

EU Energy has also licensed its D6 and D8 wind turbines production to three entities in China for sale in China and has received initial payments from those entities and orders for assembled turbines, unassembled turbines, and parts.

For the near term, we have assessed the financial condition of EU Energy and its operating activities. A preliminary, unaudited condensed balance sheet is listed below as of the acquisition date:



   In millions of $                                 As of July  3, 2006
   -----------------------------------------------------------------------------
   Cash                                                           $      1.1
   Accounts receivable, net                                              9.3
   Inventories, net                                                     23.5
   VAT receivable                                                        1.3
   Prepaid expenses and other receivables                                4.4
   Fixed Assets                                                          2.5
                                                                  ----------
   Total Assets                                                         42.1

   Accounts Payable                                                      6.1
   Warranty provisions                                                  12.5
   Other accruals and provisions                                         3.6
                                                                  ----------
   Total liabilities                                                    22.2
                                                                  ----------
   Net assets acquired                                            $     19.9

This condensed, unaudited balance sheet was prepared under IFRS GAAP and has not been adjusted to US GAAP, to reflect the fair value adjustment required under purchase accounting, and a purchase price allocation which is underway, has not been completed. Actual recorded figures under proper purchase accounting under US GAAP may differ significantly from the balances listed above.

We believe, based on this review, that EU Energy will generate cash flows from their existing service and maintenance operations and licensing agreements of older technology. In addition, we believe that they will be able to successfully liquidate a substantial amount of their current assets including their remaining existing inventory and realize a substantial amount of cash. We expect to use this cash to build the prototype of the next generation and to fund operations of EU Energy and, to the extent required, CTC's Cable division for the next two quarters.

OFF BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

There are no off balance sheet arrangements. The following table summarizes our contractual obligations (including interest expense) and commitments as of June 30, 2006:

----------------------------------------------------------------------------------------------
Contractual           Total         Less than       1-3 years      3-5 years     More than 5
Obligations                         1 year                                       Years
----------------------------------------------------------------------------------------------
Debt Obligations     $9,616,250     $ 3,500,00     $6,116,250     $       --      $       --
----------------------------------------------------------------------------------------------
Capital Lease
Obligations          $  594,515        438,546        155,969             --              --
----------------------------------------------------------------------------------------------
Operating Lease
Obligations          $4,780,315     $1,012,362     $3,212,117     $  555,836      $       --
----------------------------------------------------------------------------------------------

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk relates primarily to our cash balances and the effect that changes in interest rates have on the interest earned on that portfolio. Our convertible notes and debentures bear a fixed rate of interest.

As of June 30, 2006 we did not hold any derivative financial instruments for speculative or trading purposes. The primary objective of our investment activities is the preservation of principal while maximizing investment income and minimizing risk. As of June 30, 2006, we had $0.3 million in cash, cash equivalents and short-term investments that mature in twelve months or less. Due to the short duration of these financial instruments, we do not expect that a change in interest rates would result in any material loss to our investment portfolio.

ITEM 4: CONTROLS AND PROCEDURES

Based on an evaluation under the supervision and with the participation of the Company's management, including the Chief Executive Officer, the acting Chief Operating Officer, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined under the Securities Exchange Act of 1934, as amended (Exchange Act)) were not effective as of June 30, 2006 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

During the three and nine months ended June 30, 2006 the Company improved the internal control structure and addressed the identified material weaknesses as follows:

During the nine months ended June 30, 2006 the Company added two Directors, one of whom is considered to be independent, is a financial expert, and who will chair the Audit and Compensation Committees. The Company is actively seeking qualified, independent Directors to achieve our goal of having a Board comprised of independent Directors and to properly fill the vacancies on the required Board committees.

During the quarter and nine months ended June 30, 2006 the Company improved the user administration and user access validation procedures to address our ITC weaknesses.

During the quarter and nine months ended June 30, 2006 the Company improved the tracking of inventory movement and implemented additional procedures to properly monitor manufacturing variances.

During the quarter and nine months ended June 30, 2006 the Company reviewed and assessed the lack of an internal audit function including outsourcing options and possibilities.

There were no significant changes in the Company's internal control over financial reporting identified in management's evaluation during the first nine months of fiscal 2006 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

The Company anticipates significant changes will need to be made for the Company's internal control over financial reporting subsequent to June 30, 2006 related to the reporting and disclosure of the assets and operations of our acquisition of EU Energy. The Company is currently reviewing and assessing the state of the internal control structure for the acquired entity.

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

--------------------------------------------------------------------------------------------------------------------------
Class No.    Description                          Impaired       Treatment
                                                  (Y/N)
--------------------------------------------------------------------------------------------------------------------------
2-A          General Unsecured Claim              Yes            Allowed Claims, or Claims that CTC has filed with the
                                                                 Bankruptcy Court and not listed as disputed, contingent
             Approximately 50 holders of          Impaired;      or unliquidated and as to which no objection has been
             General Unsecured Claims, or         claims in      timely filed, in this class will be paid the full amount
             unsecured Claims against CTC that    this class     of their respective Allowed Claim, without interest, in
             are not entitled to priority under   are entitled   six monthly installment payments commencing thirty days
             Chapter 11 of the Bankruptcy Code,   to vote on     after the Effective Date, or generally the date not
             totaling approximately               the plan.      later than 30 days after the date on which the
             $1,725,418.70. This amount                          Bankruptcy Court enters its order confirming the
             includes Disputed Claims, or                        reorganization plan and such order becomes a Final
             Claims that CTC has identified as                   Order. A Final Order means an order or judgment of the
             unliquidated, disputed or                           Bankruptcy Court, or other court of competent
             contingent or as to which a timely                  jurisdiction, that has not been reversed, stayed,
             objection has been timely filed to                  modified or amended, and as to which the time to appeal
             any portion of such Claim. Under                    has expired or any right to appeal has been waived to
             the terms of our disclosure                         CTC's satisfaction or any appeal has been resolved by
             statement, a Claim is a right to                    the highest court to which the order was appealed timely
             payment from CTC or a right to an                   or from which rehearing was denied.
             equitable remedy for breach of
             performance if such breach gives                    Allowed Claims also include Claims as to which proof of
             rise to a right to payment from                     claim has been filed by a holder of a Claim in
             CTC.                                                accordance with applicable federal law by August 9,
                                                                 2005, and as to which no objection has been timely filed
                                                                 or any such objection has been determined by a Final
                                                                 Order. The Reorganized Debtor, or CTC on or after the
                                                                 Effective Date, will have the right to pay these Claims
                                                                 prior to the due dates noted above without premium or
                                                                 penalty.

                                                                 If CTC is required to pay interest on these claims, the
                                                                 applicable annual interest rate shall be 3%.

--------------------------------------------------------------------------------------------------------------------------
2-B          Debenture Holders, which means                      Allowed Claims in this class will be paid pursuant to
             Midsummer Investment, Ltd.,                         their existing agreements with CTC subject to
             Islandia, L.P., Omicron Master                      modifications.
             Trust and Bristol Investment Fund,
             Ltd.                                                Post-petition accrued interest due to the Debenture
                                                                 Holders as governed by the documents shall be paid in
             Four Claims totaling                                common stock of CTC on the Effective Date pursuant to
             $15,087,500.00                                      Bankruptcy Code section 1145. The approximate quarterly
                                                                 interest payment is $225,000 based on simple interest at
                                                                 six percent on the balance of $15 million.


--------------------------------------------------------------------------------------------------------------------------
3-A          Subordinated Securities Claims, or   Yes            Allowed Subordinated Securities Claims, or an Allowed
             Claims subject to subordination                     Claim or any portion thereof that arises from the
             under Bankruptcy Code section        Impaired;      Ascendiant Action, the Tarbox Action, the O'Keefe
             510(b), including without            claims in      Action, the Shields Action, or the Acquvest Action and
             limitation, any Claim that arises    this class     that has been allowed by a Final Order of the Bankruptcy
             from the rescission of a purchase    are entitled   Court, will be issued common stock of CTC pursuant to
             or sale of the common stock of the   to vote on     Bankruptcy Code Section 1145 in an amount equal to the
             Company, or for damages arising      the plan.      full amount of their Claim that is ultimately
             from the purchase or sale of the                    adjudicated as an Allowed Claim. The number shares of
             common stock of the Company, or                     common stock of CTC to be issued to holders of Allowed
             for reimbursement, indemnification                  Subordinated Securities Claims shall be determined by
             or contribution allowed under                       dividing the judgment or settlement dollar amount by the
             Bankruptcy Code section 502 on                      average of the reported closing bid price per share of
             account of such Claim.                              CTC Common Stock on the OTC Bulletin Board (as reported
             Subordinated Securities Claims                      by Bloomberg L.P. at 4:15 PM (New York time) during the
             include any claims arising out of                   twenty regular session trading days immediately
             the Acquvest Action, the                            preceding the effective date of the judgment or
             Ascendiant Action, the Tarbox                       settlement.
             Action, the O'Keeffe Action or the
             Shields Action                                      CTC has not reviewed the proofs of interest, if any,
                                                                 filed by holders of Subordinated Securities Claims. CTC
                                                                 reserves its right to object to any of the proofs of
                                                                 interest filed by the holders of Subordinated Securities
                                                                 Claims.

--------------------------------------------------------------------------------------------------------------------------
3-B          Interests, or a share of common      Yes            The rights of Interest holders are modified by the plan.
             stock in CTC                                        The common stock of CTC will remain in effect and will
                                                  Impaired;      be diluted to a smaller percentage of the outstanding
             This class includes current          claims in      stock in the Reorganized Debtor as a result of the
             holders of warrants                  this class     common stock of CTC to be issued to Allowed Subordinated
                                                  are entitled   Securities Claims. The percentage by which the common
                                                  to vote on     stock of CTC will be diluted depends on the total amount
                                                  the plan       of Subordinated Securities Claims that are ultimately
                                                                 deemed to be Allowed Claims.

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

--------------------------------------------------------------------------------------------------------------------------

Class One Creditors are unimpaired, and are not entitled to vote on the plan. Therefore, they are not included in the above chart.

ITEM 1A. RISK FACTORS

RISKS RELATED TO OUR BUSINESS

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

While we have raised significant capital in the past through our debt offerings and private equity placements, we anticipate that the sales of our ACCC cable will not be sufficient enough to sustain our operations, and further anticipate that we will continue to incur net losses due to our costs exceeding our revenues for an indefinite period of time. For these reasons, we believe that we will need to raise additional capital until such time, if any, as we become cash-flow positive. It is highly likely that we will continue to seek to raise money through public or private sales of our securities, debt financing or short-term loans, corporate collaborations or a combination of the foregoing. Our ability to raise additional funds in the public or private markets will be adversely affected if the results of our business operations are not favorable, if any products developed are not well-received or if our stock price or trading volume is low. Moreover, additional funding may not be available on favorable terms to us, or at all. To the extent that money is raised through the sale of our securities, the issuance of those securities could result in dilution to our existing stockholders. We currently have debt covenants in our existing debt structure that restricts our ability to raise funds through new debt issuances. If we raise money through debt financing, we may be required to secure the financing with some or all of our business assets, which could be sold or retained by the creditor should we default in our payment obligations. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, we may not be able to complete the commercialization of any products that we may have developed. As a result, we may be required to discontinue our operations without obtaining any value for our products under development, which could eliminate stockholder equity, or we could be forced to relinquish rights to some or all of our products in return for an amount substantially less than we expended to develop such products.

OUR TITLE 11 BANKRUPTCY PROCEEDINGS MAY RESULT IN A NEGATIVE PUBLIC PERCEPTION OF US THAT MAY ADVERSELY AFFECT OUR RELATIONSHIPS WITH CUSTOMERS, AS WELL AS OUR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

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

WE EXPECT FUTURE LOSSES AND OUR FUTURE PROFITABILITY IS UNCERTAIN.

Prior to acquiring Transmission Technology Corporation, or TTC, in November 2001, we were a shell corporation having no operating history, revenues from operations, or assets since December 31, 1989. We have recorded approximately $3.85 million in ACCC product sales since inception. Historically, we have incurred substantial losses and we may experience significant quarterly and annual losses for the foreseeable future.

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

For the nine months ended June 30, 2006, we had a net loss of $17,959,499 and negative cash flows from operations of $10,061,767. For the fiscal year ended September 30, 2005, we had a net loss of $40,163,407 and negative cash flows from operations of $2,439,151. For the fiscal years ended September 30, 2004 and 2003, we had net losses of $14,687,874 and $6,751,252 respectively. For the same periods, we had negative cash flows from operations of $18,735,430 and $2,022,935, respectively.

As of June 30, our accumulated deficit was $(84,562,262).

WE HAVE EXPERIENCED DIFFICULTIES IN COLLECTING ACCOUNTS RECEIVABLE, WHICH COULD HARM OUR BUSINESS AND RESULT IN HIGHER LOSSES THAN ANTICIPATED.

Our management believed the $2.5 million receivable to be collectible from Global American Energy for work carried out between March 31, 2003 and September 30, 2004 as of the original filing date of our annual report for the year ended September 30, 2004 through the date that the initial payment from Global American Energy was returned for insufficient funds. We recorded the entire balance outstanding of $2,500,000 as services revenue in fiscal 2004 and included it in our accounts receivable balance as of September 30, 2004. As of August 9, 2005, all payments made to us were returned for insufficient funds and no additional payments have been received. As such, we recorded into the quarter ending June 30, 2005 an allowance for uncollectible accounts in the amount of
2.5 million that remained uncollectible as of June 30, 2006.

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

We rely to a substantial extent on the management, marketing and product development skills of our key employees, particularly Benton H Wilcoxon, our Chief Executive Officer, and Marv Sepe, President of our Cable Division. If Mr. Wilcoxon or Mr. Sepe were unable to provide services to us for whatever reason, our business would be adversely affected. Neither Mr. Wilcoxon nor Mr. Sepe have not entered into an employment agreement with the Company.

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

WE ARE CONTROLLED BY A SMALL NUMBER OF STOCKHOLDERS, WHOSE INTERESTS MAY DIFFER FROM OTHER STOCKHOLDERS.

As of August 7, 2006, Benton H Wilcoxon, our Chairman of the Board, Chief Executive Officer and Acting Chief Financial Officer, and C. William Arrington, our former COO and former director, in the aggregate beneficially own or control approximately 23% of the outstanding common stock. As a result, these persons have controlling influence in determining the outcome of any corporate matters submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors and other significant corporate actions. They also have the power to prevent or cause a change in control. The interests of these stockholders may differ from the interests of the other stockholders, and may limit the ability of other stockholders to affect our management and affairs.

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

OUR BUSINESS MAY BE SUBJECT TO INTERNATIONAL RISKS.

We are pursuing international business opportunities, including in China, Mexico, Brazil, Europe, the Middle East, certain far eastern countries and Africa. As to international business in the Middle East, our current target markets include Saudi Arabia, Qatar, United Arab Emirates, Oman, Iraq, Afghanistan and Jordan. Of these the only countries that we believe pose a particular problem are Iraq and Afghanistan as a result of additional instability. In Africa we are actively pursuing South Africa and Kenya as well as engaging in discussions with engineering companies that bid on trans-African projects. There are no special additional risks related to these countries that are not disclosed in the list of risks affecting most international business. To date, we have not engaged in any transactions in these countries other than China. Our business model has primarily been implemented only in the United States and Canada where we produce the ACCC core for delivery to General Cable under a manufacturing agreement. Expansion internationally will depend on our adaptation of this model to international markets and may be costly and time consuming. Risks inherent in international operations in general include: (i) unexpected changes in regulatory requirements, export restrictions, tariffs and other trade barriers; (ii) challenges in staffing and managing foreign operations; (iii) differences in technology standards, employment laws and business practices; (iv) longer payment cycles and problems in collecting accounts receivable; (v) political instability; (vi) changes in currency exchange rates; (vii) currency exchange controls; and (viii) potentially adverse tax consequences.

In particular, certain of our target markets in the Middle East include Iraq and Afghanistan in which there is considerable violent instability that may affect our ability to operate in those markets.

COMPLIANCE WITH ENVIRONMENTAL REGULATIONS COULD INCREASE OUR OPERATING COSTS, WHICH WOULD ADVERSELY AFFECT THE COMMERCIALIZATION OF OUR TECHNOLOGY.

Our intended operations are subject to various federal, state, local, foreign and international laws and regulations relating to the protection of the environment. These environmental laws and regulations, which have become increasingly stringent, are implemented principally in the U.S., by the Environmental Protection Agency and comparable state agencies, and govern the management of hazardous wastes, the discharge of pollutants into the air and into surface and underground waters, and the manufacture and disposal of certain substances. There are no material environmental claims currently pending or, to our knowledge, threatened against us. In addition, we believe our planned operations will be implemented in compliance with the current laws and regulations. We estimate that any expenses incurred in maintaining compliance with current laws and regulations will not have a material effect on our earnings or capital expenditures. However, there can be no assurance that current regulatory requirements will not change, that currently unforeseen environmental incidents will not occur, or that past non-compliance with environmental laws will not be discovered.

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

The market in which we compete is intensely competitive. Our competitors include makers of traditional bare overhead wire and other companies with development-stage products that may be marketing or developing products that compete with our products or would compete with them if developed. There is no certainty that unique technological advances will not be achieved by our competition, with better capital resources, in the future or that would render our technologies and products obsolete. We believe our competitors will continue to improve the design and performance of their products and to introduce new products with competitive price and performance characteristics. We expect that we will be required to continue to invest in product development, productivity improvements and customer service and support in order to compete in our markets. Such competitors could develop a more efficient product or undertake more aggressive and costly marketing campaigns than us which may adversely affect our marketing strategies and could have a material adverse effect on our business, results of operations or financial condition. In addition, as we introduce new products, we will compete directly with a greater number of companies. There is no assurance that we will compete successfully against current or future competitors nor can there be any assurance that competitive pressures faced by us will not result in increased marketing costs, loss of market share or otherwise will not materially adversely affect our business, results of operations and financial condition.

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

The market price of our common stock may be subject to significant fluctuations in response to our operating results, announcements of new products or market expansions by us or our competitors, changes in general conditions in the economy, the financial markets, the electrical power transmission and distribution industry, or other developments and activities affecting us, our customers, or our competitors, some of which may be unrelated to our performance. The sale or attempted sale of a large amount of common stock into the market may also have a significant impact on the trading price of our common stock. During the last 12 months, the closing bid prices for our common stock have fluctuated from a high of $2.87 to a low of $0.75. Fluctuations in the trading price or liquidity of our common stock may adversely affect our ability to raise capital through future equity financings.

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

AS OF AUGUST 2, 2006 5,673,828 COMMON SHARES ARE ISSUABLE UPON EXERCISE OF ALL OUTSTANDING OPTIONS, WARRANTS AND CONVERSION OF CONVERTIBLE DEBENTURES FOR LESS THAN THE MARKET PRICE OF $1.16 PER SHARE. CASH PROCEEDS RESULTING FROM THE FULL EXERCISE AND CONVERSION OF THESE SECURITIES WOULD BE APPROXIMATELY $3,196,860. THE EXERCISE OR CONVERSION OF THESE SECURITIES COULD RESULT IN THE SUBSTANTIAL DILUTION OF THE COMPANY IN TERMS OF A PARTICULAR PERCENTAGE OWNERSHIP IN THE COMPANY AS WELL AS THE BOOK VALUE OF THE COMMON SHARES. THE SALE OF A LARGE AMOUNT OF COMMON SHARES RECEIVED UPON EXERCISE OF THESE OPTIONS OR WARRANTS ON THE PUBLIC MARKET TO FINANCE THE EXERCISE PRICE OR TO PAY ASSOCIATED INCOME TAXES, OR THE PERCEPTION THAT SUCH SALES COULD OCCUR, COULD SUBSTANTIALLY DEPRESS THE PREVAILING MARKET PRICES FOR OUR SHARES. FULL CONVERSION OF SUCH SHARES WOULD INCREASE THE OUTSTANDING COMMON SHARES BY 3.2% TO APPROXIMATELY 181,765,000 SHARES.

The exercise price or conversion price of outstanding options, warrants and convertible debentures may be less than the current market price for our common shares. In the event of the exercise of these securities, a shareholder could suffer substantial dilution of his or her investment in terms of the percentage ownership in us as well as the book value of the common shares held. At the August 7, 2006 market price of $1.11 per share, 5,673,828 shares would be exercisable or convertible for less than the market prices. Full exercise and conversion of these below market shares would result in us receiving cash proceeds of $3,196,860 and would increase the outstanding common shares by 3.2% to approximately 181,765,000 shares.

OUR DEBT AND RELATED COMMON STOCK WARRANTS ARE SUBJECT TO ANTI-DILUTION PROVISIONS WHICH MAY RESULT IN THE ISSUANCE OF ADDITIONAL COMMON STOCK, ADDITIONAL COMMON STOCK WARRANTS, CHANGES TO THE DEBT CONVERSION PRICE, OR CHANGES TO THE WARRANT EXERCISE PRICE OF CERTAIN OF OUR ISSUED OR ISSUABLE SECURITIES. SUCH ISSUANCES MAY RESULT IN SUBSTANTIAL DILUTION OF OUR CURRENT COMMON SHARES AND MAY RESULT IN SUBSTANTIAL CHARGES TO EARNINGS.

As of August 2, 2006 we have $9,523,250 in debt convertible at $1.55 per share into 6,144,033 common shares and 6,562,114 warrants currently exercisable for $10,591,276 in cash issued to current and former debt holders. See also footnotes 7 and 13. In the event that we issue additional convertible debt or common stock warrants with conversion or exercise prices below $1.55 or common shares at a price below $1.55 per share, as adjusted for splits or stock dividends, we may be required under the terms and conditions of our Debt agreements to: (i) issue additional shares upon future debt conversions by reducing the conversion price; (ii) receive less cash upon stock warrant exercises by reducing the warrant exercise price, or (iii) issue additional shares of common stock for stock warrants subject to "full ratchet" anti-dilution of their exercise price. If we were to issue common shares at the August 7, 2006 closing market price of $1.11 per share, upon full conversion and exercise of the debt and warrants subject to anti-dilution we would be required to issue 8,579,506 shares in exchange for the conversion of the $9,523,250 in convertible debt and we would receive $8,454,522 upon complete exercise of 6,918,872 common stock warrants. The expense associated with such a re-pricing would be approximately $3.5 million.

RISKS RELATED TO THE ACQUISITION WITH EU ENERGY

COMPOSITE TECHNOLOGY CORPORATION MAY NOT REALIZE ANY BENEFITS FROM THE ACQUISITION OF EU ENERGY.

Composite Technology Corporation will be integrating EUE's products and services offerings. If Composite Technology Corporation cannot integrate the products effectively or if management spends too much time on integration issues, it could harm the combined company's business, financial condition and results of operations. The difficulties, costs and delays involved in integrating the companies, which could be substantial, include the following:

      - distraction of management and other key personnel from the business of the combined company;
      - integrating technology, product lines, services and development plans;
      - inability to demonstrate to customers and suppliers that the business combination will not result in adverse changes in product standards or business focus;
      -     inability to retain and integrate key personnel;
      - disruptions in the combined sales forces that may result in a loss of current customers or the inability to close sales with potential customers;
      - expending time, money and attention on integration that would otherwise be spent on developing either company's own products and services;
      - additional financial resources that may be needed to fund the combined operations; and
      - impairment of relationships with employees and customers as a result of changes in management.

Composite Technology Corporation has no experience in integrating operations on the scale represented by the acquisition, and we are not certain that Composite Technology Corporation and EU Energy can be successfully integrated in a timely or efficient manner or that any of the anticipated benefits of the acquisition will be realized. Failure to do so could have a material adverse effect on the business, financial condition and operating results of the combined company.

The purchase of EU Energy is a long term investment in wind energy. EU Energy currently has nearly $3.0 billion in Turbine Reserve Agreements (TRAs) for their current and future wind turbines, substantially all of which are for deliveries scheduled to begin in late 2007 through 2012 and which represents a substantial portion of the projected production capacity of EU Energy during that time frame. The TRAs represent the intent for wind farm operators and other individuals to purchase wind turbines and as such are not binding agreements to purchase turbines, although they call for advance payments according to a schedule in advance of intended delivery dates. We have reviewed the TRAs during due diligence procedures and we believe that they represent valid intents to purchase the turbines at the prices indicated and that should the turbines be produced at a reasonable cost that EU Energy has the opportunity to potentially realize substantial profits should these sales materialize. We also believe that in the event that one of these customers decides to cancel their TRA, due to the worldwide wind turbine production capacity shortage, that additional customers will be willing to purchase our turbines.

However, since the TRAs are not binding contracts and few penalties exist should one or more of the customers cancel, there exists substantial risk that these sales and related profits could not materialize. Further, most of the turbines sold under the TRAs represent the next generation turbine that incorporates the use of a proven technology that is novel to wind generation that we believe will result in a more effective approach to converting wind energy to electrical energy. Although the technology used in this approach has been proven in other industrial applications, it has not yet been demonstrated in our D8.2 and D8.1 wind turbines. Those models are based upon our proven and type certified D8 model and is expected to be demonstrated in October/November of 2006 and presented for type certification. They should be certified in early 2007. We believe that the success of this prototype and the resultant certification will be a milestone event for this next generation product.

IF THE COSTS OF THE BUSINESS ACQUISITION EXCEED THE BENEFITS REALIZED, THE COMBINED COMPANY MAY EXPERIENCE CONTINUED AND INCREASED LOSSES.

If the benefits of the acquisition do not exceed the associated costs, the combined company could be adversely affected by incurring additional or increased losses from its operations. The survival of Composite Technology Corporation during this post-acquisition period depends on making the combined operations profitable through increased revenues and reduced expenses.

SALES OF SUBSTANTIAL AMOUNTS OF COMPOSITE TECHNOLOGY CORPORATION COMMON STOCK AFTER THE ACQUISITION COULD MATERIALLY ADVERSELY AFFECT THE MARKET PRICE OF COMPOSITE TECHNOLOGY CORPORATION COMMON STOCK.

The EUE shareholders, as a condition of the acquisition will acquire 39,169,665 shares of unregistered, restricted Composite Technology Corporation common stock. The shares to be issued carry piggyback registration rights. As a condition precedent to closing, the majority shareholders will enter into contractual arrangements that limit the amount of shares of Composite Technology Corporation common stock that they may sell into the public market after closing of the proposed acquisition. The specific limits are currently under negotiation but are generally leak out provisions extending at least twelve months from the date of registration.

The issuance of the stock represents 28.4% of the issued and outstanding common shares prior to the transaction and 24.1% of the fully diluted shares, assuming full conversion and exercise of all convertible debt, and common stock options and warrants. The sale of substantial amounts of Composite Technology Corporation common stock following the acquisition may cause substantial fluctuations in the public market price of Composite Technology Corporation common stock.

THE ACQUISITION OF EU ENERGY MAY RESULT IN ADDITIONAL SARBANES-OXLEY ISSUES AND MATERIAL WEAKNESSES IN THE CONTROL STRUCTURE OF COMPOSITE TECHNOLOGY CORPORATION.

EU Energy is a UK company that has not been subject to the requirements of the Sarbanes-Oxley Act of 2002. The operations of EU Energy are expected to be material to the results of the post-acquisition combined entity and management may not have sufficient time to document, assess, test, and remedy the control structure of EU; to identify any material control weaknesses; and to disclose any such weaknesses in time to comply with the reporting requirements of Sarbanes-Oxley.

As of June 30, 2006, all allowed general unsecured claims under the plan have been paid in full and there are no unresolved claims remaining to be adjudicated by the Bankruptcy Court. All stock required to be issued under the plan to holders of allowed claims and/or pursuant to court-approved settlements has been distributed. The company is in compliance with all applicable bankruptcy code provisions, with the plan of reorganization, and with guidelines of the Office of the United States Trustee. On June 29, 2006 the Company filed a motion for final decree from the Bankruptcy Court.

ITEM 2--UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 21, 2006, Composite Technology Corporation issued 83,333 shares of its common stock for the exercise of 83,333 warrants with an exercise price of $0.50 per warrant for cash proceeds of $41,667. The warrants were originally issued on June 30, 2002 in conjunction with the issuance of the sale of unregistered common stock to an accredited investor for cash. The Company relied upon the exemption from registration as set forth in Section 4 (2) of the Securities Act for the issuance of these securities. The recipient took its securities for investment purposes without a view to distribution and had access to information concerning the Company and its business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the acquisition of these securities.

On July 24, 2006, the Company issued 60,000 shares of its common stock to one accredited investor upon the conversion of $93,000 of principal of Convertible Debentures at a conversion price of $1.55 per share. The Debentures were originally issued in August, 2004 and had been carried on the Company's balance sheet as long term debt prior to the conversion. The Company relied upon the exemption from registration as set forth in Section 4 (2) of the Securities Act for the issuance of these securities. The recipient took its securities for investment purposes without a view to distribution and had access to information concerning the Company and its business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the acquisition of these securities.

ITEM 3 - DEFAULTS ON SENIOR SECURITIES

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 27, 2006 a Special Shareholders' Meeting of the Corporation was held at our Corporate Headquarters, 2026 McGaw Avenue, Irvine, CA 92614 USA. Two proposals, as described in our proxy statement dated March 24, 2006 were voted on at the meeting. Following is a brief description of the matters voted upon and the results of the voting:

1. To amend the Company's Articles of Incorporation to increase the number of authorized shares of common stock from 200,000,000 to 300,000,000;

                           Number of Shares
         For                92,344,542
         Against             7,294,218
         Abstain               162 821

2. To amend the Company's 2002 Non-Qualified Stock Compensation Plan to increase the number of shares available under the plan by 10,000,000 shares.

                           Number of Shares
         For                26,183,448
         Against             5,231,185
         Abstain               107,943

ITEM 5 - OTHER INFORMATION

None

ITEM 6 - EXHIBITS

EXHIBIT INDEX

Number       Description

3.1(1)       Articles of Incorporation of the Company.

3.2(2)       Bylaws as revised January 13, 2005.

31.1         Rule 13a-14(a) / 15d-14(a)(4) Certification

32.1         Section 1350 Certification

(1) Incorporated herein by reference to Form 10-KSB filed as a Form 10-KT with the U. S. Securities and Exchange Commission on February 14, 2002.

(2) Incorporated herein by reference to Form 8-K filed with the U.S. Securities and Exchange Commission on January 18, 2005.

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

August 8, 2006