Form 10-Q/A
period 2006-06-30
COMPOSITE TECHNOLOGY CORP
filed 2006-08-09
CIK 317477

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

                                EXPLANATORY NOTE

This Amendment No. 1 to the quarterly report on Form 10-Q of Composite Technology Corporation (the Company) for the quarterly period ended June 30, 2006 is being filed in order to amend the quarterly report to correct a clerical error on the face of the balance sheet in Part 1, Item 1.

The total current assets has been corrected to reflect the correct figure. There is no impact to the total assets figure and except for the updates in Exhibits
31.1 and 32.1 to reference an amended document, there are no other changes.

                        COMPOSITE TECHNOLOGY CORPORATION
       Amendment No. 1 to Form 10-Q/A for the Quarter ended June 30, 2006
                                Table of Contents

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

ITEM 1

                          PART 1 - FINANCIAL STATEMENTS
                        COMPOSITE TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                   June 30, 2006     September 30,
                                                                                         2005
                                                                   -------------     -------------
ASSETS                                                               (unaudited)       (audited)
CURRENT ASSETS
Cash and cash equivalents                                          $    261,195      $    807,815
Accounts receivable, net of reserve of $2.5 m and $2.5 m                 34,535            56,998
Inventory                                                             2,186,570         1,233,334
Prepaid expenses and other current assets                             1,584,332           395,978
                                                                   ------------      ------------
Total current assets                                                  4,066,632         2,494,125

PROPERTY AND EQUIPMENT, net                                           2,544,034         2,765,609
OTHER ASSETS                                                            667,170           511,581
                                                                   ------------      ------------
TOTAL ASSETS                                                       $  7,277,836      $  5,771,315
                                                                   ============      ============
LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITY

Accounts payable - trade                                              2,541,986         2,315,215
Accrued Payroll                                                         211,848           131,803
Accrued officer compensation                                            255,619                --
Accrued Interest                                                        132,018           341,469
Related party payables                                                  318,040            97,200
Deferred revenue                                                        234,535           621,748
Liabilities subject to compromise                                            --         1,625,520
Deferred gain on sale of fixed assets                                     8,466            19,052
Deferred rent                                                           208,138           170,294
Accrued litigation settlements                                               --        14,244,792
Convertible notes, current, net of unamortized discount of            2,750,304                --
$749,696 and $0
Lease obligation - current                                              398,294           403,191
                                                                   ------------      ------------
Total current liabilities                                             7,059,248        19,970,284

LONG TERM LIABILITIES
Convertible Debentures, net of unamortized debt discount of $0        6,116,250        10,860,442
and $0
Lease obligation - long-term                                            148,671           444,696
                                                                   ------------      ------------
Total long-term liabilities                                           6,264,921        11,305,138
                                                                   ------------      ------------
Total Liabilities                                                  $ 13,324,169      $ 31,275,422
                                                                   ------------      ------------
SHAREHOLDERS' DEFICIT
Common stock, $.001 par value 300,000,000 shares authorized             136,818           118,744
136,818,543 and 118,744,359 shares issued and outstanding
Additional paid-in capital                                           78,379,111        40,979,912
Deficit accumulated during the development stage                    (84,562,262)      (66,602,763)
                                                                   ------------      ------------
Total Shareholder's Deficit                                          (6,046,333)      (25,504,107)
                                                                   ------------      ------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                        $  7,277,836      $  5,771,315
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

31.1         Rule 13a-14(a) / 15d-14(a)(4) Certification

32.1         Section 1350 Certification

(1) Incorporated herein by reference to Form 10-KSB filed as a Form 10-KT with the U. S. Securities and Exchange Commission on February 14, 2002.

(2) Incorporated herein by reference to Form 8-K filed with the U.S. Securities and Exchange Commission on January 18, 2005.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 for Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

                        COMPOSITE TECHNOLOGY CORPORATION
                                  (Registrant)


                                        By: /s/ Benton H Wilcoxon
                                        -------------------------
                                        Benton H Wilcoxon
                                        Chief Executive Officer

August 8, 2006