Form 10-K/A
period 2005-09-30
COMPOSITE TECHNOLOGY CORP
filed 2006-08-15
CIK 317477

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K/A
                                 Amendment No. 1

                                   (Mark one)

 |X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                      1934

                  For the fiscal year ended September 30, 2005

 |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                    For the transition period from |_| to |_|

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |X| No |_|

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

--------------------------------------------------------------------------------

EXPLANATORY NOTE: This Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2005 is being filed in order to correct certain drafting errors contained in such Report. Part I, Item 9A has been amended in its entirety as set forth in this Amendment No. 1 to correct such drafting errors. In our Annual Report, we erronenously disclosed a disclaimer of opinion on our internal control structure issued by Singer Lewak Greenbaum & Goldstein LLP ("Singer Lewak"). We amended Item 9A to correctly reflect that Singer Lewak did express an opinion on our internal control structure.

--------------------------------------------------------------------------------


                                     Part II

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

Singer Lewak Greenbaum & Goldstein LLP, our independent registered public accounting firm, has audited management's assessment of the effectiveness of the Company's internal control over financial reporting as of September 30, 2005 as stated in their report which appears in this Annual Report on Form 10-K. As indicated on page 63, Singer Lewak has expressed an opinion that Composite Technology Corporation has not maintained effective internal controls over financial reporting as of September 30, 2005.

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

Dated: August 14, 2006