Form 10-Q/A
period 2006-03-31
COMPOSITE TECHNOLOGY CORP
filed 2006-08-15
CIK 317477

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

                                EXPLANATORY NOTE

      This Amendment No. 2 to our Quarterly Report on Form 10-Q for the three months ended March 31, 2006 is being filed in order to correct certain drafting errors contained in such Report. Part I, Item 4 has been amended in its entirety as set forth in this Amendment No. 2 to correct such drafting errors. In our Quarterly Report, as amended, we erroneously disclosed that our disclosure controls and procedures were effective as of December 31, 2005. We have corrected such error by disclosing in this amendment that due to the material weaknesses remaining in existence, our disclosure controls and procedures were not effective. In addition, we corrected the date reference to March 31, 2006.


                                     Part I

ITEM 4: CONTROLS AND PROCEDURES

Based on an evaluation under the supervision and with the participation of the Company's management, including the Chief Executive Officer, the acting Chief Operating Officer, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined under the Securities Exchange Act of 1934, as amended (Exchange Act)) were not effective as of March 31, 2006 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

Information Technology Controls (ITCs). ITCs are policies and procedures that relate to many applications and support the effective functioning of application controls by helping to ensure the continued proper operation of information systems. ITGCs include four basic information technology (IT) areas relevant to internal control over financial reporting: program development, program changes, computer operations, and access to programs and data. As of September 30, 2005, a material weakness existed relating to our information technology general controls, including ineffective controls relating to: o Access to programs and data including (1) user administration, (2) application and system configurations, and (3) periodic user access validation.

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

                   August 14, 2006