Form 10-K
period 2006-09-30
COMPOSITE TECHNOLOGY CORP
filed 2006-12-26
CIK 317477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

For the fiscal year ended September 30, 2006

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the transition period from ______________ to _____________

Commission File Number: 0-10999

COMPOSITE TECHNOLOGY CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	59-2025386
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

2026 McGaw Avenue, Irvine, California 92614

(Address of principal executive offices) (Zip Code)

(949) 428-8500

(Registrant's telephone number, including area code)

Securities registered under Section 12 (b) of the Act: None

Securities registered under Section 12(g) of the Act: Common Stock:
$0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |_| No |X|

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes |_| No |X|

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check One):

Large accelerated filer [ ] Accelerated filer [X] Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes |_| No |X|

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant on March 31, 2006, the last business day of the registrant's most recently completed second fiscal quarter, was $101,179,698 (based on the closing sales price of the registrant's common stock on that date). Shares of the registrant's common stock held by each officer and director and each person who owns more than 5% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of December, 5, 2006 there 178,862,848 shares of the registrant's common stock were issued and outstanding.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

As of December 5, 2006 there were 178,862,848 shares of Common Stock issued and outstanding.

COMPOSITE TECHNOLOGY CORPORATION

CAUTION REGARDING FORWARD-LOOKING INFORMATION

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties that could cause our actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, risks related to the following: the consummation of our plan of reorganization, negative perceptions from our Title 11 filing, uncertain cash flows, the need to collect accounts receivable, our need for additional capital, competition, our need to protect and maintain intellectual property, litigation, raw material costs and unavailability, changing government regulations, the loss of significant customers or suppliers, the limited market for our stock, the volatility of our stock price, and other factors referenced in this and previous filings. When used in this report, the words "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Annual Report. We undertake no obligation to publicly release any revisions to the forward-looking statements after the date of this document. You should carefully review the risk factors described in this report and other documents we will file from time to time with the Securities and Exchange Commission, including our Quarterly Reports on Form 10-Q to be filed by us in our 2007 fiscal year, which runs from October 1, 2006 to September 30, 2007.

As used in this Form 10-K, unless the context requires otherwise, "we", "us," the "Company" or "CTC" means Composite Technology Corporation and its subsidiaries.

PART I

ITEM 1 - BUSINESS

General
Composite Technology Corporation (“CTC” or the “Company”) is a leading innovator in renewable and energy efficient electrical energy products. CTC’s products share the common goal of providing improved performance in electrical transmission systems and wind energy generators to the utility customer. CTC products benefit from proprietary and patented technology and processes that result in next generation products that we believe have substantial economic benefits over similar traditional products. These products include our Aluminum Conductor Composite Core or ACCC, conductors and our DeWind 8.2 wind energy generators.

The Company was incorporated in Florida on February 26, 1980 and reincorporated in Nevada on June 27, 2001. We maintain our principal corporate offices at 2026 McGaw Avenue, Irvine, California 92614. Our telephone number at that address is (949) 428-8500. We maintain a website at www.compositetechcorp.com. On our website, we also publish information relating to CTC’s corporate governance and responsibility. The content on any web site referred to in this filing is not incorporated by reference into this filing unless expressly noted otherwise.

Available information
We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other reports, and amendments to these reports, required of public companies with the Securities and Exchange Commission (SEC). The public may read and copy the materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 202-551-8090. The SEC also maintains a web site at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. We also make available free of charge on the Investor Relations section of our corporate web site all of the reports we file with the SEC as soon as reasonably practicable after the reports are filed. Copies of CTC’s fiscal 2006 Annual Report on Form 10-K may also be obtained without charge by contacting Investor Relations, Composite Technology Corporation 2026 McGaw Ave Irvine, CA 92614.

Bankruptcy Proceedings and Summary of Reorganization Plan
On May 5, 2005 we filed a voluntary reorganization plan and disclosure statement under the provisions of Title 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the Central District of California under case number SA 05-13107 JR. Our disclosure statement was approved by the bankruptcy court on July 6, 2005 and a hearing was held resulting in the confirmation of our bankruptcy plan October 31, 2005. The order approving our bankruptcy plan was entered November 18, 2005 and concurrently notice was given that the plan effective date was established as November 18, 2005. We formally emerged from bankruptcy on August 2, 2006 after all claims had been resolved and paid. See also our Form 10-K for fiscal year ending September 30, 2005 and footnote 3 of Item 8 in this filing for additional information.

Operating Divisions of the Company
The Company operates through two divisions accounted for as separate segments, CTC Cable and DeWind. CTC Cable operates under the name CTC Cable Corporation. This division sells ACCC conductors, an advanced composite core overhead electrical transmission conductor, as well as manufactures and sells the composite core component of the ACCC conductor and various accessories.

In July 2006, CTC acquired EU Energy Ltd. (“EU” or “EUE”), a manufacturer of world-class wind generation turbines under the brand name, “DeWind.” Since the acquisition, we have continued to operate EU Energy Ltd. and its subsidiaries, and have also organized DeWind’s US operations under a new corporation, DeWind Inc. These companies form CTC’s wind energy turbine division. To reflect the recent diversification as a result of the merger, we intend to propose that CTC’s name be changed to CTC Energy, Inc. at the next annual meeting of our shareholders expected to be held in March, 2007.

Company Growth Strategy
Our strategy is to penetrate the electrical transmission and generation markets, dominated by the utilities, with products that are more energy efficient, that provide solutions to long-standing problems endemic in our transmission and generation systems, and that provide distinct economic advantages. Our key targets are: electrical conductors for transmission and generation, alternative or ‘clean’ energy generation, and towers, poles and supporting structures for overhead conductor and cable installation. Our core competency is the application of composite technology to address problems facing the energy industry ensuring that any product solutions resolve problems economically. Our approach to new opportunities is to develop products that offer our customers solutions that have better value. This strategy allows us to provide customers with durable competitive advantages which should translate into sustained profit and revenue growth.

Our current customers fall into three categories:

•
Wind farm developers and operators who purchase wind powered electrical generators. These are customers who are concerned about the overall cost to own a wind powered turbine including the initial capital cost, service cost, availability of the turbine, and efficiency of operation.

•
Electric utilities that own or operate electrical transmission lines. These are customers who need to increase transmission capacity on a grid systems and are concerned with the feasibility and cost of upgrading existing transmission lines or the cost and feasibility of installing a new power line corridor to either bring new capacity or increase capacity to an area.

•
Conductor manufacturers that produce bare overhead conductors. These are customers that strand bare overhead aluminum conductors and are concerned with the introduction of the new energy efficient ACCC conductors.

Three key fundamentals support our growth strategy:

•
We carefully choose the businesses we are in, focusing primarily on the electrical utility industry and identifying opportunities that we feel are underserved or which have a large, underserved market opportunity where we believe that our products, properly introduced, will have a strategic and durable advantage to produce long-term profitable growth. Our recent EU Energy/DeWind acquisition is an example of our belief that wind energy represents a large market opportunity for a next generation wind powered turbine that has performance advantages.

•
We use operational discipline and process excellence methodologies, tools, and resources to execute more effectively on a daily basis to provide our customers with the most reliable and highest possible quality products.

•
We seek partnerships with strategic industry leaders when necessary to achieve our strategic goals and emphasize initial sales to industry leaders so that we can best leverage our sales and marketing efforts.

See products and services below for more information on how our products align with our customer needs and our growth strategy.

Products and Services:
CTC offers products and services in two business segments: bare overhead conductors and wind energy generation. Our products and services are sold mainly in the United States, Europe, and China and are described below. CTC’s products and services are designed to utilize proprietary and protected materials and engineering technology and to market these products as more efficient, better suited innovations and solutions to problems facing the electrical utility industry. Our initial product was the ACCC conductor, which utilizes our patented composite core as a strength member to support a greater quantity of aluminum conductor. Our second product is the range of DeWind wind energy turbines acquired through our July, 2006 acquisition. We anticipate that in the future we may apply some of our composite technology expertise into improving the DeWind products.

International total net revenue was approximately 86% of consolidated net revenue for fiscal 2006 and less than 5% for fiscal 2005 and 2004. For a discussion of financial information about these segments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and Note 20 to the financial statements in Item 8. Classes of similar products or services that accounted for 10% or more of total net revenue in fiscal 2006, 2005, and 2004 were as follows:

	Fiscal 2006	Fiscal 2005	Fiscal 2004
DeWind turbines and related services	65%	0%	0%
ACCC conductor products and related services	35%	100%	100%

The Company has long lived assets located in Germany and the United States. As of September 30, 2006 the Company has $2.4 million or 52% of its long lived assets, consisting of property and equipment, located in the United States and $2.3 million, or 48% of its long lived assets located in Germany.

CTC Cable Division:
Our CTC Cable division operates under the name CTC Cable Corporation. CTC Cable produces, sells, and markets next-generation electrical transmission conductor called Aluminum Conductor Composite Core, or ACCC conductor or sometimes ACCC cable. ACCC conductor consists of a lightweight carbon/glass/resin composite core (ACCC core) produced by CTC that acts as the strength member of the conductor and is stranded with a trapezoidal shaped cross-section aluminum wire (“trap wire”) by an aluminum wire stranding partner to produce a finished ACCC conductor. During fiscal 2006, we had one conductor wrapping partner in commercial operations in Canada. In November, 2006, we certified an additional wrapping partner in Belgium that will manufacture and deliver an initial order of 100 kilometers of ACCC by the end of December, 2006. A third manufacturer in Bahrain has already submitted sample ACCC conductor for the qualification approval testing and is expected to be qualified in early 2007. The finished ACCC conductor product is purchased by electrical utilities for electrical transmission applications. We sell ACCC conductor and core internationally and ACCC conductor in the US and Canada as well as through a distribution relationship. We also sell ACCC conductor hardware and engineering design services. We have had ACCC conductor available for commercial sale since June, 2005.

DeWind Wind Turbine Division:
The DeWind division sells wind powered electrical generators or wind “turbines” and operates under the trade name DeWind. The DeWind division represents the operations of the EU Energy Ltd., acquisition completed in July, 2006. Substantially all of EU Energy’s business was represented by their DeWind brand. DeWind GmbH was founded in August 1995 in Lübeck, Germany. The focus from the outset was to offer wind generation products with state of the art technology. The first product, the D4 turbine, was produced in 1996 as a 500 kilowatt product and then upgraded to 600 kilowatt. Two and a half years later, the 1.0 megawatt D6 was in production and was then enhanced in the year 2000 to the 1.25 megawatt version of the D6. Following an eighteen month development program, the flagship product, the D8 2.0 megawatt turbine was introduced in March 2002, and involved the world’s first series production carbon fiber blade. In 2002, FKI plc purchased 100% of the share capital of DeWind. FKI then spent considerable resources on further improvements to the turbines. In November 2004 the multi-business FKI took the strategic decision to withdraw from the wind energy business and in July 2005, EU Energy acquired DeWind from FKI. In July, 2006, Composite Technology Corporation acquired EU Energy Ltd and thus acquired the DeWind business. This division is now operating under the name DeWind Inc., and DeWind Ltd.

The ACCC Conductor Product
Our ACCC conductor or Aluminum Conductor Composite Core product was developed as a high performance transmission conductor that can increase electrical capacity not only by operating at higher temperatures with significantly reduced thermal sag when compared with the standard conductor used around the world today, Aluminum Conductor Steel Reinforced or “ACSR” conductor, but also because it contains much more aluminum conductor than a similar ACSR. The innovation arises from the use of a stronger, light weight, and sag resistant carbon and glass fiber composite “core” designed to replace the traditional steel core in ACSR. The new core, being lighter and stronger, has a smaller diameter that the steel equivalent and therefore allows a greater amount of aluminum to be stranded on the conductor. The aluminum is stranded with a trapezoidal shape so that the diameter of the conductor is not increased significantly and the conductor is less susceptible to noise and causing interference. Fundamental to the ACCC conductor innovation is its ability to increase the quantity of conductive aluminum on the conductor without increasing its weight. This is vital because powerline towers and poles are designed to support a certain weight of conductor at a specific tension. The ACCC conductor of the same weight and diameter that is capable of transmitting more power with less line losses can therefore replace existing conductors on their towers and poles without the capital expense associated with strengthening the towers to carry the extra weight. In addition, the ability of ACCC conductors to operate continuously at 180 degrees Centigrade (356 degrees Fahrenheit), approximately 80 degrees Centigrade higher than the industry standard ACSR, gives them a much greater current carrying capacity. This is also possible because the composite core stranded with annealed aluminum does not sag appreciably as the temperature increases. ACCC conductors are truly high temperature low sag (HTLS) conductors. The use of new composite materials in the design of the ACCC conductors, giving them a combination of an increased volume of conductor per foot of length, better conductivity from the purer annealed aluminum and HTLS properties, makes the ACCC conductor the most energy efficient overhead conductor available today.

Overhead conductor sag is one of the biggest operational issues facing transmission line operators. It effectively limits the operating temperature of traditional conductor, thus limiting their current carrying capacity. When the line temperature is raised as a result of electrical resistance caused by an increased electrical current transmission, the metals that make up the conductors expand. This causes the conductor to sag. Conductor sag presents problems, primarily because as they sag lower they become dangerous and prone to short circuit when they come close to objects. The practical problem of line sag was brought to everybody’s attention at the time of the 2003 blackouts. These occurred throughout the world, including in the Northeastern United States when an overheating line sagging too close to a tree caused an electrical short that stopped the electricity transmission. A chain reaction resulted in the collapse of a major portion of the northeast electrical grid that resulted in an extended blackout for the city of New York and other places within several states.

The lack of redundancy is another serious operational issue facing transmission line operators. Unlike most essential services, our electrical grids operate at close to capacity. There is little or no emergency backup transmission capacity. The ability to operate a conductor at higher temperatures, however, can provide an emergency reserve. The ability of an HTLS ACCC conductor to double its current carrying capacity over a normal operation range is a significant advantage which CTC believes will revolutionize the way in which transmission and distribution operators plan and manage their operations. Traditional conductors carry electricity efficiently and safely only between certain temperature ranges; and because new tower systems are so expensive, lines are usually built with relatively exact electricity carrying limits in mind, and which increasingly only match current demand. Growth must be provided for by additional new lines and there is little reserve capacity on the grid in the event of a problem. To deal with this problem in recent years, operators have spent money on current line monitoring systems to better measure reserve capacity and to monitor operating temperatures and they have linked their grids so that they can use every available route to deliver power up to the limits of operational capabilities. Even with these measures, the Company believes that growth is outstripping available capacity. Recent blackouts in Europe were caused in part by the lack of additional capacity available to carry the additional current necessitated by the shut down of a line over a river.

The installation of ACCC conductors on the grid introduces several new alternative solutions to existing problems and compares favorably with ACSR essentially as follows:
•
Retrofitting to increase line capacity, or to eliminate the need for new transmission corridors: the replacement of the ACSR with a similar sized ACCC conductor allows the grid operator the ability to double the peak current capacity on the same line and introduces a reserve capacity allowing for large amounts of additional peak capacity without endangering the operation of the grid or causing a safety hazard. Retrofitting could also take the form of replacing existing ACSR lines with a larger capacity, same weight ACCC conductor in place of building new transmission corridors. This would result in more rapid expansion of capacity since new corridors are both expensive and time consuming to obtain the permits, rights of way and property required.

•
The decreased sag and high-strength properties of ACCC conductor allows for previously impossible conductor installation scenarios: the conductor can be used effectively across large spans (chasms, gorges, river crossings, and large highways). In addition, we have found that the lower weight of our product will allow for the continued use of existing towers that would otherwise have been required to be replaced or upgraded at significant additional cost.

•
Significant capital costs savings can be made on new line constructions. For a typical transmission conductor installation project, the costs of the towers and support structures are approximately 80% of the total project. The use of ACCC with its lower sag and higher strength profile enables the supporting structures to be built further apart, eliminating the overall number of towers and saving capital and construction costs.

ACCC conductor compares unfavorably with ACSR as follows:
•
ACCC is a new product that has only been implemented in a limited capacity commercially in the US and China and despite our rigorous product testing and comprehensive life cycle modeling, there is no data for real-world product longevity. ACSR type conductor by comparison has been installed worldwide for nearly one hundred years and its life is well known and documented. We have addressed this issue by performing hundreds of hours of product testing using industry leading test facilities and by working to incorporate our test findings into the public domain. We have also been successful in adding our product data into several well known engineering data and design libraries. We have addressed the product longevity concerns by offering an extended product warranty as a customer purchase option.

•
ACCC requires some additional training by utility linemen to install. In general, ACCC conductors are delivered on standard reels and installed by linemen using common linemen tools, however, splices and deadends are different as are certain aspects of installation. We require linemen to undergo training prior to installation. Installation manuals and assistance are available from the Company and we are implementing an installation certification program.

•
Using a price per unit of length comparison to ACSR, ACCC is currently more expensive to our customers and potential customers. We believe that we can make a compelling argument that the price increase is more than offset by support structure savings, line loss decreases, and the opportunity for additional revenue when a transmission project is looked at on a total profit and loss basis. In addition, since the ACCC conductor contains more aluminum per foot, comparisons should be made to conductors with similar cross sectional areas rather than weight or size, which significantly reduces the price difference. However, not all transmission line projects result in such savings and if the initial purchase price is primary consideration, ACCC may not be the cheapest priced conductor for a project.

DeWind Wind Energy Turbine Generator Product:
The current DeWind turbine products are the culmination of ten years of research and development. Including an older D4 turbine class that is no longer produced, DeWind has a total of 552 turbines representing approximately 522.6 megawatts of generation installed. We currently sell two versions of turbines designated as the 1.25 megawatt D6, the 2 megawatt D8, and have a third version, the 2 megawatt D8.2 that is expected to be produced and sold in 2007. All three versions are engineered to be among the most reliable wind turbines on the market resulting in more availability during productive winds and more profitability for the wind farm purchaser-operator. The DeWind D8 and D6 series are among the few wind turbines available on the market to have obtained 4 and 5 years respectively without major component failure, including the gearbox which historically has been an industry wide problem. We have recently entered into a license agreement with GE Infrastructure Technology International, Inc., that will allow us to produce and sell our D6 model in countries, such as the US, where GE enjoys patent protection on certain power conversion electronics. This license agreement also allows us to produce and sell our standard D8 model in its 50Hz version in any country where GE has a patent position on certain power conversion electronics. Our DeWind D8.2 model does not have power conversion electronics and therefore does not require a license from GE. Each turbine class is described as follows:

DeWind D6 Series Turbines: The D6 wind turbines are available with 1,250-kilowatt rated power output. The D6 product line is supplied with hub heights from 65 meters to 91.5 meters with rotor diameters offered of 62 or 64 meters. The turbines operate at variable rotational speeds and are equipped with a combination of hydraulic central pitching and single blade pitching. The series has an aerodynamic main brake system as well as forcibly actuated disk brakes that act like parking brakes. There are 104 D6 1.25 megawatt turbines installed and 136 installed of an earlier 1000 kilowatt version known as the D6 1000. Most of the installed D6 turbines are deployed in Europe.

DeWind D8 Series Turbines: The D8 series has a rated power output of 2 megawatts. The turbine has a rotor diameter of 80 meters and is available with a hub height of either 80 or 100 meters. The D8 is pitch-controlled and can operate at variable speeds. This latest generation of DeWind wind energy turbines is characterized by the industry’s highest power yields and safest operation. The D8 series is equipped with state-of-the-art system control technology and tailor-made components; each set of blades, drive train, gearbox and inverter are tuned to one another for optimum performance. There are 43 installations of the D8, primarily in Germany, Austria and Belgium.

DeWind D8.2 Turbine: DeWind’s next generation turbine is expected to provide significant advantages over existing turbines on the market. The Company has produced a prototype turbine that is currently being installed at a wind test site in Germany for certification. Beginning in the third calendar quarter of 2007, the Company plans to begin production of D8.2 turbines in the United States for deliveries in North America. The D8.2 incorporates the chassis and many of the components of the D8 turbine that has been in production since 2002, but significantly improves the drive system and power delivery over the D8. The D8.2 will be the first turbine in the industry below 2.6 megawatts to use a mechanical variable speed hydro-dynamic drive coupled to a fixed speed conventional synchronous generator. Due to the speed controlling ability of the torque converter, the D8.2 can provide constant rotational speed to the electricity generator which allows the use of a similar synchronous generator as nearly every other typical utility generating system uses, from such systems as steam, or gas, or hydro driven turbines. This allows the D8.2 to connect at a higher voltage directly to the electrical grid, without the use of power conversion electronics. By comparison, the asynchronous generators used in our D6 and D8 turbines as well as our competition generate variable frequency alternating current that requires the conversion to direct current and re-conversion to alternating current at a fixed frequency before attempting to synchronize with the electrical grid. Such electronic equipment is complicated and prone to failure and extensive maintenance. Such turbine systems also typically require more transformers and various electronic systems to provide low and zero voltage ride through. The key to the D8.2 lies in the variable speed drive system which uses the WinDrive® unit that is based on the Vorecon technology of Voith Turbo AG. Vorecon is a hydro-dynamically adjustable drive that has been extensively used in large gas compressors and boiler feed pumps for many years but until now has not been incorporated into wind energy turbines. Voith AG was established in Germany 155 years ago and is known for their highly engineered products. Over the past 55 years, Voith has experienced in excess of 38 year “mean time between failure” on their Vorecon technology. We believe that once the D8.2 turbine is introduced commercially and its improved reliability and efficiencies are confirmed that it will command a premium price over existing and competing turbines of similar sizes. See the competition section below for comparisons with our competitors’ turbines.

Product Service and Warranties: All of our turbines are sold with a warranty for key parts and services, typically 2 to 5 years in length, along with a mechanical availability guarantee and we record a liability for the expected cost to service this warranty and for any expected losses due to turbine availability shortfalls that are caused by technical or mechanical issues with our turbines. In addition to servicing and maintaining the existing base of DeWind turbines, the Company has expanded in Europe to provide services for the operators of wind farms using the turbines of other manufacturers, as well as for the ancillary components connected with wind energy production including the towers. The portfolio offered to the customer includes cleaning and regular maintenance, conditioning and plant monitoring, software updates and also installation support, and commissioning work.

DeWind turbines are controlled by 24-hour remote monitoring center. Automatic checks at regular intervals are performed of all wind turbines to ensure optimal performance of the plant and to allow operators to take action when a fault is detected. As a result, DeWind is constantly aware of the condition of each wind turbine and can rapidly respond to any service needs. The focus of the Service and Maintenance division is to provide operational readiness, reliability and maximum yield, and consequently ensure the highest possible income for the wind park operator.

In October, 2006 our European turbine service company, EU Energy Service & Maintenance GmbH, entered into a joint venture agreement with Enertrag AG, one of Germany’s most successful wind farm developers and operators. The European turbine service company is now called E Energy Service GmbH, and has approximately 900 turbines under service contracts, making it one of the largest independent wind turbine service companies in Europe. It is now jointly managed by the two former heads of our former service company and Enertrag’s former service company. We expect that the new service company will benefit from cost savings, increased revenue streams, and more efficient service teams.

Licensing revenues: During 2005 and 2006, DeWind entered into licensing agreements with four companies located in China for the technology transfer and licensing of DeWind processes and product specifications for the D6 and D8 series of turbines for sale within China. The agreements govern the use of this technology and call for progress payments in cash as technology transfer deliverables are conducted and additional payments as turbines are produced by the Chinese companies. We have deferred all amounts received under these contracts as a deferred revenue liability and we will recognize revenues based on finished turbines produced, expected to begin in fiscal 2007.

Conductor Market, Marketing, and Sales
The Company divides the bare overhead conductor market into seven different geographical areas:

•	North America; Central and South America;
•	Europe, Middle East and Africa (EMEA);
•	Russia and Central Asia;
•	India;
•	China;
•	Japan, Korea, Southeast Asia; and
•	Australasia.

We have made several important commercial sales in the United States and China. Our ACCC conductor targets an industry which is mature in most industrialized countries such as those in North America and Europe but developing in various other countries around the world, such as China and those in South America. Each market is characterized by long purchasing lead times due to the necessity of planning large infrastructure projects often many years in advance. In addition most organizations operating in accordance with strict budgeting requirements make it imperative that planned purchases are put into a budget at least a year in advance. Our US sales are made both as finished ACCC conductor directly to the customer and as ACCC core sales directly to our stranding licensee who in turn sells ACCC conductor to the end user customer. At present, we sell ACCC conductor internationally as a product ready to be installed, however, it is anticipated that in the next fiscal year international ACCC core sales to licensed conductor stranders will exceed finished conductor sales.

The data projections for the size of the market for bare overhead conductor currently available are conflicting with different sources assigning widely different figures to the overall market size and to the markets of different countries. In the United States, energy consumption continues to grow year by year. This demand will require increased investment in the transmission and distribution infrastructure to maintain current levels of transmission reliability. According to the Edison Electric Institute bulletin entitled, "Meeting U.S. Transmission Needs" (July 2005), investment in transmission has averaged $3.6 billion per year over the last 10 years, and in 2003 through 2004, increased to $5 billion per year. Based on information published by North American Electric Reliability Council (NERC) in the Electric Supply and Demand (ES&D) database, total investment in planned transmission projects is expected to range from $500 million to $2 billion per annum for the next five years. Outside of the United States, marketing information is limited but the energy consumption growth rate far outpaces projected U.S. growth. According to the U.S. Department of Energy, Energy Information Agency's "International Energy Outlook 2001", consumption in the developing world was projected to grow 60% by 2010. The majority of this growth will consist of entirely new systems with correspondingly high capital requirements for new line construction. Expenditures for new line construction may exceed 10 times that of the expected annual U.S. expenditure. Our goal is to penetrate the portion of the market that most requires a solution to an overloaded transmission and distribution grid system.

We supply a product that is incorporated, as a raw material component, into a conductor that is produced by stranding manufacturers and sold, often indirectly, to transmission or distribution customers. Electricity transmission and distribution is a service considered both dangerous and vital to an economy and to society in general. Electrical transmission and distribution is, thus, often highly regulated by one or more governmental or private agencies. The sales decision makers often involve multiple persons both within and outside the transmission utility that ultimately purchases the conductor, and may include intermediary engineering or construction companies, or agents purchasing for the utility. The overhead conductor can be a component in a tender or contract that incorporates many other components and parameters, or an entirely separate tender or contract specifically for a conductor. Our sales and marketing efforts require us to target and convince a number of different players, each with different interests; and to eliminate conservative and entrenched interest resistant to innovation. Conductors are currently considered as, and sold to the industry as commodity items with little or no distinction between the products offered from one manufacturer to the next. And, most significantly, as with all commodities, the single most important factor in choosing a product is usually the price and confidence of delivery date.

Our challenge for marketing ACCC conductors is to force the industry to put additional capital into reducing electrical losses and to rethink many of the parameters used to design transmission and distribution lines: it is a matter of encouraging them to think outside the usual parameters. To communicate the value proposition of the ACCC solution effectively, we must speak to and educate various participants in the decision making process regarding the ACCC conductor's ability to solve line problems. In this respect, CTC focuses its sales and marketing message on selling solutions instead of simply one component of a solution. This approach is necessary for promoting a dramatically improved product into a mature environment. To help illustrate and quantify this solution-based message, CTC has created a sales and engineering tool, called PLAT, Power Line Analysis Tool, that performs electrical throughput, structural calculations and financial cost benefit analysis on ACCC. This analysis of ACCC, when viewed in terms of “cost per delivered kilowatt” presents a compelling value proposition under most operating conditions.

We anticipate that once the ACCC product is established, our sales of ACCC will usually be made by conductor suppliers to customers that know the product and from repeat orders. We can only achieve this goal of becoming an accepted product by establishing ACCC as a more efficient conductor. While seemingly simple, given the entrenched interests of the market, and the focus on reducing capital expense rather that operating efficiency, this requires a highly developed marketing approach, sustained effort and time. We have had some success with this strategy with American Electric Power in the US, and in China through Jiangsu Far East, both of whom have given us repeat orders in 2006.

To offset the risk averse, conservative barriers to the adoption of a new conductor by the U.S. market, we provide through a third-party insurance company a three-year Original Equipment Manufacturer Warranty (parts and labor) on all ACCC conductor products currently produced by CTC and General Cable and sold in the U.S. and Canada. The warranty covers the repair or replacement of the ACCC conductor and connectors, plus a limited labor expense reimbursement. We also provide through the same third-party insurance company the option to extend the warranty period to five, seven or ten years. The program covers our ACCC conductor for the following: (1) sag and creep; (2) wind generated aeolian vibration; (3) composite core failure; (4) breakage; (5) corrosion rust; and (6) unwinding. We believe that the program is an excellent incentive by reducing much of the uncertainty of adopting the new product.

The sales effort required to break through in the market remains a concentrated and sustained marketing of the advantages of ACCC conductor to all the market players involved in the decision making process. We also note that the process of sales, if successful, will not be a steady linear growth as sales slowly accumulate. The successful sales graph is more likely to look like a series of steps. Typically, those using bare overhead conductor will not commit to large projects until such time as they are already familiar with the product and we expect that the initial small orders will be observed in the field after installation before additional ACCC orders are placed by new customers. We therefore expect a number of small sales to a variety of organizations as initial orders that, as the technology and the overall profitability are proven, will result in additional or larger orders. We view the additional orders from AEP and Jiangsu Far East in 2006 as evidence that this strategy is beginning to work and will result in additional orders of larger sizes for these and other customers.

We sell our conductor in the US and internationally through an inside sales force with operations in Irvine, California, and Dallas, Texas, and through distribution agreements with our conductor wrapping partners. Our initial agreement is with General Cable Industries, Inc., the principal U.S. operating subsidiary of General Cable Corporation signed in October, 2004. The strategy behind the Distribution Agreement was to: (i) launch the ACCC product commercially; (ii) give us openings with General Cable's preferred and regular customers in the U.S. and Canada; (iii) provide a certain assurance to the market regarding security of supply since General Cable is one of the largest cable manufacturers and has the capacity to meet anticipated customer demand for the product; (iv) give us a firm basis to ensure that the ACCC conductor will be produced when required; (v) allow us to reduce a number of planned marketing costs; and (vi) give further impetus to the marketing efforts already undertaken by raising the profile of our company and products.

Under the Distribution Agreement, General Cable was appointed a non-exclusive distributor for the marketing and sale of all ACCC conductor wrapped by General Cable that conforms with applicable industry standards for the U.S. and Canadian markets only. This agreement terminates on December 31, 2007. The signature of the Distribution Agreement and the subsequent launch of the General Cable ACCC product under the name TransPowr TM and the activation of its sales force at the beginning of the 2005 fiscal year heralded the full commercial availability of the product and opened up a much larger market of transmission operators. In November 2006, following its qualification as an ACCC conductor manufacturer, the Company began producing its ACCC conductor at Lamifil n.v. in Belgium in Europe. The resulting conductor is sold by the Company in Europe and worldwide. Since qualification Lamifil has been stranding an initial order of approximately 100 kilometers with delivery expected before the end of December 2006. A second order has been placed for a UK customer for trials in early 2007.

Our immediate goals are to increase the number of ACCC conductor sales and to increase the number of companies stranding and installing the conductor, as well as to prepare ourselves for orders of increasing size that we believe will now be forthcoming. The success of the repeated sales to China and sales to Pacificorp and American Electric Power in the U.S., have given confidence to our efforts. In the U.S. and Canada, this continuing sales effort is closely coordinated with General Cable and together we have put together an extensive list of customers and their requirements. We are pursuing these opportunities and expect positive results to follow. We also expect to implement an external sales agent program to leverage our internal sales team by providing additional industry leads and contacts.

Our efforts resulted in initial sales with two of the largest U.S. utility companies in 2005. The PacifiCorp project representing approximately 24 linear miles was energized in January, 2006 in Salt Lake City, Utah. The American Electric Power installation comprised approximately 50 linear miles in San Antonio, Texas and was also energized in January, 2006. During 2006 we expanded our sales with China by selling 62 linear miles of ACCC conductor for approximately $1.7 million to China and 79 miles of ACCC conductor and core in the U.S. for approximately $1.3 million.

We believe that during the past year we have made considerable progress towards our goals in the U.S. and Chinese markets through additional commercial sales and elsewhere internationally through a much larger and qualified sales pipeline in Europe, the Middle East, and Mexico. We also believe that the significance of the PacificCorp and American Electric Power orders in 2005, the additional US utilities’ orders in 2006 and the success with our China sales is not one of size or monetary value. We believe that they represent recognition of a superior value proposition over traditional cable products and indicate a significant level of new confidence in the product.

The Alternative Energy Market
We are marketing our DeWind wind energy turbine under the umbrella of alternative energy products. We are positioning our wind turbine as the best and most reliable wind turbine using an alternative drivetrain - and sold into a wind energy market that has been deemed by the media to be energy that is an alternative to fossil fuel energy. We are positioning our ACCC conductor as an energy efficient alternative to the older technology ACSR and newer All Aluminum Alloy conductors and also to other high temperature low sag alternatives. In addition ACCC conductors have the ability to solve other engineering and operational difficulties and to reduce overall capital expense in line replacement and new build.

DeWind market, marketing, and sales:
The wind industry of today is the world's fastest growing energy sector and offers the best opportunity to begin the transition to a global economy based on sustainable energy. A report published by The Global Wind Energy Council and Greenpeace in July 2005 demonstrates that there are no technical, economic or resource barriers to supplying 12% of the world's electricity needs with wind power alone by 2020 - and this against the challenging backdrop of a projected two thirds increase of electricity demand by that date. By the end of 2005, the capacity of wind energy installed globally had reached a level of almost 60,000 MW (megawatt), an increase of nearly 12,000 MW over 2004 figures. Europe accounts for over 40,000 MW or 69% of the total installed capacity followed by the U.S. with 9,150 MW and Asia (primarily China, India, and Japan) with 7,135 MW. Areas with high growth in recent years also included Australia, Canada and Egypt. By 2020, it has been estimated that as much as 1,250 GW (gigawatt) of wind power could be installed worldwide, a more than 20 fold increase over 2005 installation levels. Typically, the turbine cost is between $900,000 and $1,300,000 per megawatt indicating approximately a $12 billion market in 2005.

We are focusing our marketing efforts for our new DeWind D8.2 turbine in the United States primarily due to the rapid growth and high demand for wind turbines in that geography and secondarily to maximize the profitability of our 2007 production due to our supply constraints in obtaining certain key parts as described below in raw materials. During 2005 in the U.S. more than 2,400 MW of wind energy production was added to the nation’s power grid and increased the production to 9,150 MW, enough to produce electricity for 2.4 million U.S. households. A major driver of the growth of wind turbine installation in the U.S. is a Federal Production Tax Credit (PTC), which guarantees a tax credit of 1.9 cents per kWh for U.S. wind projects over the first ten years of their life. The tax credit was due to expire at the end of 2007 however in December, 2006 the tax credit was extended to the end of 2008.

At the State level, a further strong driver of new installations has been initiatives taken to mandate a minimum amount of electricity to be supplied from renewable sources and for tax credits similar to the PTC. At the beginning of 2005, such renewable portfolio standards (RPS) existed in 18 states including the most populated - California, Texas and New York. Such standards are independent to the economic incentive of the Federal PTC.

The American Wind Energy Association (AWEA) estimates that the U.S. could reach 15,000 MW of capacity by the end of 2009. Current AWEA estimates are that by 2020, wind power could provide 6% of U.S. electricity, from 100GW of wind, a share similar to today’s contribution from hydro-electric plants. The potential for wind energy in the U.S. is estimated to be more than twice what is generated in the U.S. today.

Other markets offer similar opportunities and we are focusing sales and marketing efforts there as well.
•
Canada, with one of the largest wind resources in the world, has experienced a 53% increase in wind energy generation in 2005. Wind power capacity has expanded more rapidly in Canada over the past two years as a result of a mixture of federal incentives and initiatives by individual provinces to increase the contribution from renewable energy.

•
The European market continues to be strong increasing 18% from 2004 to 2005 with growth driven by new markets opening in France and Portugal. Wind energy now provides nearly 3% of the total EU electricity consumption and additional capacities of between 6,000 MW and 7,000 MW per year are expected in the EU15 through 2010.

•
In India during 2005 almost 1,430 MW of generation was installed making India the fourth largest country-market with 4,430 MW. Projections from the Ministry of Non-Conventional Energy Sources indicate a total of 24,000 MW will be installed by 2012, which would account for 10% of their capacity needs.

•
The Chinese market was boosted in anticipation of the country’s new Renewable Energy Law, effective January 1, 2006. Over 500 MW were installed in 2005 and according to the list of projects approved and those under construction, 2,000 MW of wind capacity could be installed by the end of 2006. By the end of 2020 it is estimated that, in order to satisfy growing demand, the total power capacity in China will need to reach 1,000 GW.

•
Additional opportunities exist in Australia, as well in certain countries in Africa including Egypt and Morocco. As a medium technology with flexible hi-tech components, wind energy can be utilized both in industrialized and agricultural countries.

We serve all of these markets through a direct sales force with personnel located in Lübeck, Germany, and Dallas, Texas. We market our turbines through advertising in trade publications, direct mail, through our website, and through industry trade shows, primarily in Europe and the United States. The sales process for turbine sales is lengthy and due to the value of the turbines sold and the technical nature of the product, each sale typically is a team based effort involving multiple personnel within DeWind and the customer including engineering, sales, production, and supply chain with the final negotiations conducted by senior executives.

DeWind’s strategy has been to restructure and fundamentally alter the selling strategy of the business away from the small scale wind farms in Continental Europe to large-scale wind farm developments with 100 or more turbines in areas with rapidly growing wind energy needs and the geographic space to accommodate them, such as North America, China and India. This strategy allows DeWind to benefit substantially from leveraging its technical abilities across larger economies of scale. The sales strategy is a three pronged approach and is geared to significantly enhance revenues and market presence.
•
In China, we are licensing our technology to a limited, targeted number of Chinese players who are looking to enter the newly emerging wind turbine market. This also provides an immediate income stream to fund short term development and operations. We have signed license agreements with four manufacturers in China to produce the existing 50Hz models of the D6 or D8 for sale to the Chinese market.

•
For the Indian market we are working toward an agreement to form a joint venture for the manufacture of wind turbines. This is intended to address the Indian, Asian and possibly the Eastern European market opportunities.

•
For North America and for other geographies not covered by the relationships in China or India, we are taking a direct selling approach. We are using a solution selling approach to include the wind turbine coupled with ACCC conductor. The goal of the solution is to provide best of breed technology for the long term profitability of the wind farm and to efficiently link the wind farm to the existing grid. This unique, highly cost effective solution-based approach is being very well received by wind farm developers.

Sales of turbines are governed by several documents. Initially for larger orders such as larger wind farms, a turbine reserve agreement (TRA) is completed which typically governs the overall relationship, identifies the turbines to be purchased and sets annual delivery figures. The TRA may also include fees payable by the customer to reserve the production of turbines, specify the payment timing, and may be for one or multiple years in duration. Any funds received are deferred until all of our revenue recognition criteria are met. Turbine purchase agreements, typically entered into on an annual basis under the guidelines of the TRA or as stand-alone documents for smaller orders, document the purchase on a greater technical level of detail, identify specific deliverable dates, and are generally a much more binding contract involving substantial penalty clauses.

As of September 30, 2006, DeWind has approximately $2.9 billion worth of agreements that call for turbines to be delivered beginning in 2007 through 2012 in the United States under Turbine Reserve Agreements, which still have to be finalized. No payments have been made by any of these customers. The TRAs require certain advance payments which have not been met and as such, the customers are in breach of the TRAs. Such breaches allow DeWind the opportunity to cancel the TRA at no penalty. We anticipate that we will cancel these TRAs as they currently exist and either enter into new contracts with these customers or enter into new contracts with other customers since we have seen a high level of demand both in the US and international markets for our turbines. We believe that the increasing demand for renewable energy and the shortage of wind turbines on the world market, coupled with the expected increased reliability of our D8.2 model will create increased pricing for our turbines.

Connectivity and ACCC Conductor Synergies with DeWind Wind Turbines
All wind energy farms have to connect to the electric transmission grid. With the increasing demands placed on the grid, connection often represents a substantial investment by a wind farm operator in electrical towers, conductor, and installation costs to guarantee that the energy production capacity can be utilized and sold. There are already examples of wind farms that have to limit generation due to the capacity of the infrastructure to carry the energy from the wind farm. The reality is that for wind farms to succeed, the grid interconnects need to be improved and enhanced. These interconnects can benefit from ACCC conductor and CTC is well placed to take advantage of the opportunity to provide these benefits. In addition, the increased efficiencies due to lower line losses of ACCC as compared to ACSR results in an increase in total power delivered to the purchasing utility. This in turn results in either increased revenues to the wind farm operators or the requirement to have fewer turbines installed to provide the required power deliveries. Either way, the use of ACCC provides a significant economic incentive either through higher revenues or lower capital costs, or both. In addition, many of the areas with the highest potential for wind power are remote and lack grid connection. There are opportunities to open up more wind productive areas by putting in new transmission lines or upgrading transmission lines using ACCC conductor, in particular in the high potential areas of the Northern Plains of the U.S .and Canada. These areas, while highly promising do not have enough transmission-infrastructure to support large wind farms and will require large transmission investments. The combination of our wind turbines along with ACCC conductor is a powerful solution to fundamental wind industry needs.

Manufacturing
We produce the composite core component of the ACCC conductor through CTC Cable Corporation, for sale to conductor manufacturers that wrap and distribute the finished conductor in their particular markets. In addition, we also produce parts for and license the production of the special hardware accessories required to hang ACCC conductor and ensure that the hardware supply will match conductor sales requirements. The manufacture of the core uses a proprietary continuous process for manufacturing composites which allows numerous glass and carbon filaments to be pre-tensioned, impregnated with high performance resin systems, and then rapidly cured as the product emerges through a heated die. The proprietary resin formulations we use are highly resistant to temperature, impact, tensile and bending stresses, as well as to the harsh environmental conditions encountered in the field. Primarily for quality control reasons, core manufacture is carried out at our facilities in Irvine, California. The production facilities in Irvine have been recently certified under ISO 9001:2000. We have formulated plans to increase capacity ahead of commercial orders to manufacture our product to meet delivery times and these plans include new core production facilities at some point of time in the future but no earlier than 2008 at present. We currently have 8 pultruder machines in production, each capable of producing approximately 48 miles of ACCC core per month. We have room for approximately 24 additional pultruders in our Irvine facility and additional pultruders can be installed with three months notice from order to commercial operation. We anticipate no problems with obtaining parts and materials to build additional pultruders.

We deliver the ACCC core to conductor manufacturers for wrapping or stranding with aluminum. We ship the core on round reels in standard lengths that are received at the conductor stranding facility in much the same way as traditional steel wire cores. The conductor manufacturers then strand or wrap the core with fully annealed aluminum wires that have been drawn into trapezoidal shapes. In North America and Canada, General Cable Industries, Inc., is our current exclusive manufacturer of ACCC conductor in accordance with the terms of a Purchase Agreement signed on October 2, 2004 which grants General Cable exclusive rights to wrap, or apply aluminum strand around our ACCC composite core through December 31, 2007 and subject to termination clauses for non-performance. General Cable has agreed to certify that its materials, equipment and services covered by the purchase orders comply with the utility cable industry standard specifications and manufacturing processes work as well as our specifications. General Cable also additionally warrants for the shorter of 12 months after installation or 20 months from manufacture that the wrapped products sold under the purchase orders will meet government approved specifications in the U.S. or Canada and will comply with our written specifications and standards. General Cable's liability is limited to replacement of any wire or conductor that does not substantially meet the manufacturing specifications or fails during normal use within one year from the date of installation if such failure was caused by defects in material or workmanship at time of shipment. Our liability is limited to replacement of products within the warranty period that are defective due to failure of the core to meet applicable specifications or failure to perform as part of a finished product. This warranty is supplemented in the U.S. and Canada by a 3-year Original Equipment Manufacturer Warranty, extendable up to 10-years, as described in "Marketing, Sales and Distribution" above. As an ACCC conductor strander, we anticipate putting manufacturing arrangements in place with Lamifil to allow the Company to serve the European market and also with Midal Cables of Bahrain which has recently submitted sample conductor for qualification and whom it is anticipated will serve the Middle East and Indian markets. We are evaluating our conductor wrapping partners worldwide in order to maximize our ability to deliver ACCC conductor to our customers on the most cost-effective basis.

We are currently able to assemble our DeWind Turbines in limited quantities in our Lübeck, Germany facilities. DeWind is currently investigating alternative sites and manufacturing solutions where the turbines can be assembled in a more cost effective manner. We have been actively involved in discussions with TECO Westinghouse Motor Company to perform contract assembly manufacturing for our DeWind turbines in the US. When finalized, we intend to have our D8.2 and a 60Hz version of the D6 produced under this agreement starting in 2007. We expect a 6-9 month lead time for the manufacture of wind turbines, primarily lead times required for the sourcing of parts and materials. The supply chain requirements for wind turbine manufacture are complex and DeWind has not commercially produced turbines in any significant quantity since 2005. We therefore do not expect to be able to produce DeWind turbines in quantities greater than five turbines per quarter without the reconstitution of our supply chain and evaluation of our manufacturing options. We expect to be working through our supply chain requirements and to begin full production of our D8.2 turbine beginning in August, 2007.

Raw Materials
The principal raw materials in the production of the ACCC core are glass and carbon fibers, combined with specific polymer resins. Our conductor manufacturers use aluminum rod materials usual in the production of bare overhead conductor. Accessories require primarily high grade aluminum tube and special steel alloys. The prices for these raw materials are subject to market variations. We can acquire glass and resins from several sources and we have two qualified suppliers for carbon fiber. The preferred supplier for carbon is Toray Industries; however, to ensure an uninterrupted supply of carbon, we are working with alternative suppliers' carbon material in our production path. We currently have sufficient capacity with our existing machinery to handle our anticipated production needs for the next year. We are providing for additional process developments to improve our production efficiency.

The principal raw materials for the production of DeWind turbines are piece parts that are purchased from third party vendors under purchasing contracts and supply agreements. While some of these parts are of standard sizes and specifications, certain key parts are customized. These parts have a high degree of product engineering and specifications which require lengthy lead times for production and include our torque converter, gear boxes, generators, bearings, rotor parts, and blades. We currently have a supply agreement with Voith for our torque converters and we are working on establishing supply contracts for the remainder of our key turbine components. Certain of our key parts are sole-source vendors, such as for our WinDrive® torque converter. Due to the expected limited number of WinDrive® torque converters available from Voith during fiscal 2007, we do not expect significant numbers of DeWind D8.2 turbines to be produced and shipped during fiscal 2007. In addition, the number of vendors with available production for certain other key parts, such as our gearboxes, is limited due to the increased demand for both our wind turbines and those of our competitors. Such competition may also result in increased costs associated with these parts. In addition, some of our parts are sourced from vendors located in countries outside of the United States. We currently do not hedge the foreign currency in these countries and our ultimate costs may increase as a result of losses due to differences in the values of these foreign currencies.

If the supply of a key or single-sourced material to us were to be delayed or curtailed, our ability to produce or ship related products in desired quantities and in a timely manner could be adversely affected. Our business could also be adversely affected depending on the time required to obtain sufficient quantities from the original source, or to identify and obtain sufficient quantities from an alternative source. In addition, many of our parts for our turbines require a substantial down payment to reserve the capacity resulting in additional requirements for working capital. If we do not have sufficient working capital and such advance payments are not made, we could lose our rights to these parts and our business may be negatively impacted.

Intellectual Property
We are aggressively pursuing patent protection for all aspects of our composite materials, products, and processing.

In connection with our ACCC conductor business, we currently have 3 issued U.S. patents, 2 U.S. patent applications that have each been issued a Notice of Allowance and are pending issuance, two pending U.S. continuation-in-part applications, one pending PCT international application, and three PCT international applications that have entered the national phase and are currently pending in over 70 strategic countries world-wide including the United States. These patent applications cover subjects including composite materials as applied to electrical transmission conductors and related structural apparatus and accessories, manufacturing processing techniques, cross sectional composite core designs for electrical transmission cables and methods and designs for splicing composite core reinforced cables. We plan to continue filing and supplementing these patent applications with new information as it is developed. The issued and the pending patents, if issued, have patent terms that will end within the period of 2022 to 2024, depending on the filing dates of each of the applications.

Based on available information and after prior art searches by our patent strategists, we believe that the pending and issued patent applications provide the basis for us to, over time, be issued a number of separate and distinct patents. If we continue to be successful in being granted patent protection consistent with the disclosures in these applications, we anticipate that we could have a dominant position in the field of composite-based electrical conductors.

Through the acquisition of EU Energy, CTC, by means of its wholly owned subsidiaries, acquired a wind energy patent portfolio according to the following. Four PCT international applications have entered the national phase and have subsequently issued in select countries which, depending on the application, include Japan, United States, Spain, Germany and Austria. One application based on a PCT application is still currently pending before the European Patent Office (EP1540811A1) and the US (10/527,205). Generally, these patents and applications are directed towards wind energy systems and methods of operation and towers for wind power installations. CTC intends to aggressively pursue patent protection for all novel aspects of its wind energy and turbine businesses.

On October 6, 2006, our wholly-owned subsidiary, EU Energy Inc. (“EU”), entered into a Patent License Agreement with GE Infrastructure Technology LLC and GE Infrastructure International Inc. (collectively, “GE”) in which GE licensed certain patents (“GE Patents”) related to wind turbines manufactured and sold by the GE Wind Energy GmbH and GE Wind Energy LLC to EU. In return for certain royalty payments, GE granted EU a nonexclusive license under the GE Patents to make, use, sell, service and dispose the D6 and D8 wind turbines and components, and other products that could be deemed to incorporate the GE Patents. The license extends throughout the countries that the GE Patents were issued. Unless terminated for breach, the term of the license expires on the date that the last to expire of the GE Patents expires.

We have licensed on a [non-exclusive] basis, the right to manufacture, market and sell our D6 and D8 wind turbines in China to certain third parties.

Competition

ACCC Conductor Competition
The primary competing product to our ACCC in North America and in most parts of the world is still traditional ACSR, based upon a hundred year old technology. We believe that ACSR cannot satisfy a number of requirements facing the modern grid and distribution operator. Awareness of this issue has resulted in a number of companies with various alternative products coming forward. The competition may be summarized as ACSR together with the 3 additional categories of competing products as follows:

ACSR:
Our ACCC conductors have unique properties that provide them with significantly improved product characteristics over traditional bare overhead conductors known as ACSR and other alternatives to traditional ACSR conductor.

•
ACCC has an increased aluminum cross section compared to conventional Aluminum Conductor Steel Reinforced, or ACSR, of the same diameter and weight and therefore increased transmission capacity per core weight;

•
ACCC composite core has a significantly reduced high temperature sag as compared to ACSR which occurs in a transmission line conductor as it becomes hotter due to increasing power flows or high ambient temperature;

•	ACCC is designed to provide energy savings resulting from lower line resistance or “line losses” due to more conductive aluminum as compared with ACSR under the same conditions;

•
ACCC has a rated operating temperature of 180 degrees C, with the temporary ability to operate at 200 degrees C, which enables greater power transmission capacity, as compared to an ACSR operating temperature of 75-100 degrees C;

•	ACCC does not exhibit bimetallic corrosion, since it has no steel core;

•
ACCC uses standard installation techniques and equipment with little need to retrain linesmen and reequip service vehicles, it can easily be retrofitted on existing towers and can replace existing lines easily, typically without modification to the poles and towers;

•
ACCC can substitute for other conductors that require greater tensioning on older towers, to delay the need to replace down-rated aging towers, helping in the management of infrastructure renovation programs;

Buried Electrical Cables:
While these cables are preferred to bare overhead conductors in highly built up areas, the installation and maintenance costs are elevated and they are not extensively employed for long distance transmissions.
•
Many companies produce various different types of buried cable used for conducting electricity, however, these are not considered by CTC to be direct competition since the projects employing these cables are usually fundamentally different from those involving bare overhead conductor.

•
Several companies are in the preliminary stages of developing superconducting technology in the form of liquid nitrogen-cooled superconductor power conductors, which are capable of conducting with very low losses. The cost of such conductors is expected to be up to fifty times the current price of conventional underground systems. It would, therefore, only be practical in specific short underground installations in densely populated downtown metropolitan areas. Overhead use is not presently anticipated.

Conductors with increased conductive material:
•
In Europe and other parts of the world a design emphasis on increasing throughput and lowering losses by increasing a conductor’s cross sectional area of conductive material has spurred the introduction of All Aluminum Conductors (AAC) and a range of All Aluminum Alloy Conductors (AAAC). The design philosophy is to eliminate the separate strength-member core by making the entire conductor from aluminum conductor, using alloying elements to render the aluminum stronger to increase its operating temperature and reduce its sag. AAC and AAAC conductors are still very soft and prone to sag requiring shorter spans between support structures; there are residual problems with their ability to recover from thermal sag (a phenomena known as creep), but most importantly their temperature of operation is very limited.

High Temperature Low Sag Conductors:
In North America and other parts of the world throughput has been has been improved with the introduction of various conductors that operate at higher temperatures. The use of high temperature technologies in conductors requires, however, a reduction in the conductor’s cross sectional area of conductive material to enable the conductor to operate at high temperatures without sag.
•
Korea Electric Power Corporation completed 24 overhead transmission line upgrade projects between 1994 and 1997 where they replaced existing conductors with higher ampacity conductors using existing towers and rights-of-way. They used the Super Thermal Resistant Aluminum Alloy Conductor with Invar Reinforcement, or STACIR, first introduced in 1994. The conductor can operate to 210 degrees Celsius with its ampacity approximately doubled. The cost of STACIR is estimated to be four to seven times higher than ACSR, has slightly increased line losses and weighs more than comparable sized ACSR. Limited market acceptance of this product has occurred. While the Invar reinforced conductors can operate at higher temperatures, their sag characteristics are not good.

•
A multi-sectioned conductor known as the GAP conductor was originally introduced by Sumitomo. This conductor has been used by a number of companies internationally and has reportedly experienced mixed results in various applications. Installation is difficult and expensive with more frequent, costly terminations of the conductor required. The GAP conductor design has not been accepted throughout the utility industry as a standard, cost-effective replacement for existing conductors. A number of manufacturers that promised to offer GAP in the past have discontinued, or do not actively offer the product and concerns regarding maintenance cost and longevity have led a number of utilities to seek an alternative.

•
Certain conductor manufacturers already produce variations of Aluminum Conductor Strength Steel, or ACSS. This annealed aluminum conductor is reinforced with higher strength steel alloys in the core. The use of the annealed aluminum enables the conductor to operate at higher temperatures. Certain ACSS products offered use of trapezoidal shaped wires, however, the additional aluminum causes the conductor to become heavier and necessitates an even stronger core material. When compared with equivalent diameter ACSR conductors or ACCC conductors, the additional weight of the trapezoidal ACSS may also require higher tensioning, potentially resulting in additional tower modifications.

•
Aluminum Conductor Composite Reinforced, or ACCR, a conductor with a core composed of aluminum-zirconium metal and Nextel ceramic fiber matrix composite wires was introduced by 3M who claim that their ACCR has increased ampacity over ACSR by 1.5 to 3 times at very high temperatures. Its price is reported to be seven to ten times higher than ACSR. Product literature also indicates that extensive modifications from the ACSR-norm in handling and installation procedures may be required since the ACCR core is reportedly brittle and may snap or shatter if handled incorrectly or bent too much. The product has been available for a number of years, and while commercial sales of the product have been claimed, the Company has been unable to identify any important conductor manufacturers that manufacture the product as their own conductor, nor any significant volumes of sales that would indicate general acceptance. Because of its excessively high price it is not considered effective volume competition.

With the exception of general use of AAAC in Europe, none of the above overhead products is established in the market. The majority of these ACSR alternatives has been available for some years and has failed to gain widespread acceptance. Designing an advanced conductor has been plagued by the necessity of either opting for more conductive material but restricting throughput through low operating temperatures or sacrificing the volume of conductive material to enable the conductor to operate at high temperature. The former operates with fewer losses, but cannot fulfill the needs of increased capacity and while the latter provides significant capacity throughput improvement, this is achieved only by increasing line losses.

ACCC conductors are a breakthrough in conductor design in that, for the first time a conductor is available that will not only operate at high temperature with low sag, but which can carry virtually the same conductive material cross sectional area as the ACCC alternative. Taking as an example an ACCC Dove size conductor illustrates this. When comparing similar weight conductors, the original ACSR technology allows around 240-280 mm2 of conductive material on the wire. The equivalent weight AAAC conductor, widely used in Europe for its greener operating characteristics has a massive cross sectional area of 362 mm2, just more than the Company’s ACCC 713 kcmil conductor that measures 360 mm2. In spite of having less conductive material, ACCC conductor is more efficient because it uses a purer aluminum that conducts electricity better. Thus the ACCC has lower line losses than the AAAC and still has the advantage of high temperature operation to increase throughput where and when necessary. When compared to other high temperature similar weight conductors, these competing products have less conductive material with inferior electrical properties: ACSS provides about 285 mm2, GAP is 265mm2 and Invar reinforced only 241 mm2. Most are forced to use alloys that further inhibit electrical performance. In terms of the efficiency of operation at high temperature, ACCC has significantly better performance. On tests at an independent laboratory, using a Drake size conductor, it was shown that an ACCC conductor carrying 1,600 amps was operating at approximately 180 degrees Celsius. In the same test at 1,600 amps, the equivalent conductors were operating as follows: Invar reinforced reached approximately 260 degrees Celsius while, the ACSS, ACCR and GAP stood at around 240 degrees Celsius. The efficient design of the ACCC means that in practice the ACCC conductor will carry the same amount of power at a much cooler temperature, and therefore with significantly lower line losses.

We believe our ACCC product is superior to the ACSR, ACSS, AAAC, and ACCR products that are the most often cited as competition in that it allows greater ampacity, or electricity throughput on identically sized lines at same temperature operation and has the least high temperature sag of any reported commercial conductor.

We believe ACCC has two disadvantages compared to our competition. First, our ACCC conductor is a new product that incorporates technology that, while proven in other industrial applications, has not been proven in the utility markets. At present, approximately 351 kilometers has been installed world wide, with an additional 100 kilometers under installation at present. The ACSR product we anticipate replacing has been in existence for 100 years, is familiar with utility management and utility engineers and is proven to work in real world conditions. Our product does not have this legacy in the utility markets. Second, our product is more expensive than the ACSR conductor for the same sized conductor when analyzed by the foot or meter. While we believe that installation of our product will result in capital cost savings of the overall project and increased efficiency of electrical transmission that will offset the higher cost per foot of conductor, we may have difficulty in convincing the purchasers of the conductor of this contention.

DeWind Turbine Competition:
The buying decision for a wind farm developer is driven by a combination of price, availability and reliability. Our competition consists of wind turbine manufacturers including General Electric’s Wind division, Vestas, Gamesa, Suzlon, Siemens and Mitsubishi. GE is the largest wind turbine supplier in North America, with over 7,000 wind turbine installations, comprising more than 5,600 MW of capacity, representing 62% of the US market.

We believe that our DeWind turbines offer a comparably priced product per megawatt of generation that is superior in performance and reliability to the competition and our innovations with our D8.2 model result in improved efficiency and a significant reduction in the failure rate of our competition’s products.
•
One of the most expensive turbine failures is gearbox failure. Gearboxes can cost between $100,000 and $200,000 per unit in addition to shipping and cranage to install. Although it is difficult to quantify since the actual figures are trade secrets, we believe that the failure rate for some of our competitors is often approximately 18 months. Our D8 turbines by comparison have had no gearbox failures in its four year history.

•
A second area of failure is the power conversion electronics package. With our D8.2, we have replaced the drive train with our innovative WinDrive® system that supplies constant speed to a synchronous generator, which is connected directly to the grid, thereby eliminating the power conversion electronics. This reduces our servicing costs as well as eliminates the need for a license from GE concerning power conversion electronics.

The ability to use a continuous speed synchronous generator, as opposed to a variable speed asynchronous or synchronous generators required by other turbines, results in a much more efficient AC power output at a higher voltage connected directly to the grid that results in a more “grid friendly” power generation. This allows the D8.2 to meet the Grid Code standards published by FERC as a synchronous generator.

We believe that our DeWind turbines have several disadvantages to our competition:
•
Our company is thinly capitalized with limited financial reserves as compared to our largest competitor, General Electric. This position is a barrier to companies willing to purchase our turbines since they typically like to see a stronger balance sheet.

•
Our D8.2, while based on our existing and very reliable D8 turbine has not been placed into commercial production and has not been fully tested for the new drive train components. These components may fail, resulting in a negative impact to our business. Our competition has more real world experience with their production models.

•	We have not operated any of the DeWind turbines in a North American wind regime which is more robust than that typically found in Germany and Austria.
•
We have not had commercial production of our wind turbines in any significant capacity since the first half of calendar year 2005 and we have an inadequate supply chain. In order to produce quantities sufficient to be profitable, we will need to re-engineer and implement a more robust supply chain and a production system.

Governmental Regulation
We are not aware of any specific government regulations governing the design and specifications of wind turbines or for bare overhead conductors in the United States or in Europe. We do not believe the manufacture of wind turbines or ACCC conductor is subject to any specific government regulations other than those regulations that traditionally apply to manufacturing activities such as the Occupational Safety and Health Act of 1970 or similar occupational safety regulations in our other manufacturing locations.

Our intended operations are generally subject to various governmental laws and regulations relating to the protection of the environment. These environmental laws and regulations, which have become increasingly stringent, are implemented principally by the Environmental Protection Agency in the United States and comparable European and US state agencies, and govern the management of hazardous wastes, the discharge of pollutants into the air and into surface and underground waters, and the manufacture and disposal of certain substances. We believe that we comply completely with any such laws or regulations.

A majority of the international markets require government or type registration approvals from leading companies or public or semi-private bodies or associations for both our wind turbines and our ACCC conductor. Certain markets also require conductor and turbine manufacturers to be audited and production methods and raw material supplies approved.

Research and Development
We have spent considerable funds on research and development of our proprietary, patent pending ACCC and related electrical system component technologies. We continue to invest in the further development of this product with a view to accelerating and lowering the cost of production, using cheaper and more readily available material sources, as well as enhancing the product's properties and characteristics. We also anticipate the need to continue spending significant funds to protect the ACCC technologies.

Historically, DeWind and the previous owners EU Energy and FKI have spent considerable funds to develop the existing wind energy turbine product suite. We expect that our development in the near future will be to improve upon existing designs for the D8 chassis. In the wind energy industry, increased blade length translates into improved power generation yield. A development project is currently underway to add 90 meter rotor options to the D8 range. This will increase the swept blade area by 27% over the 80 meter rotor. The blade length increase will also provide wind energy alternatives to lower level wind locations that while marginal with today’s products, represent substantial market potential in North America and Europe. There is potential to increase the rated output from 2.0 MW to up to 2.6MW in the existing form, resulting in a potential 30% increase in revenues per unit sold. We also expect to modify certain parts that are susceptible to temperature variations allowing us to sell a “cold weather package” that will allow us to expand our potential market into those locations subject to extreme cold temperatures.

We spent $4,855,175, $5,413,787, and $3,258,055 on research and development activities in fiscal years 2006, 2005, and 2004 respectively.

Employees
As of November 15, 2006, we had a total of 188 full time employees including 63 employees in the United States and 125 employees in Europe. We also used the services of 6 consultants on a regular basis for a variety of tasks and responsibilities. Additional consultants are employed as required for specific tasks. None of our employees are currently represented by a labor organization. We believe that relations with our employees is good.

ITEM 1A. RISK FACTORS

Our business is subject to a number of risks. You should carefully consider the following risk factors, together with all of the other information included or incorporated by reference in this report, before you decide whether to purchase our common stock. The risks set out below are not the only risks we face. If any of the following risks occur, our business, financial condition and results of operations could be materially adversely affected. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment.

WE EXPECT FUTURE LOSSES AND OUR FUTURE PROFITABILITY IS UNCERTAIN.
Prior to acquiring Transmission Technology Corporation, or TTC, in November 2001, we were a shell corporation having no operating history, revenues from operations, or assets since December 31, 1989. We have recorded approximately $4.0 million in ACCC product sales since inception and we have $6.5 million in Turbine and related services revenues as a result of the acquisition on July 3, 2006. Historically, we have incurred substantial losses and we may experience significant quarterly and annual losses for the foreseeable future. We may never become profitable. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. We expect the need to significantly increase our general administrative and product prototype and equipment prototype production expenses, as necessary. As a result, we will need to generate significant revenues and earnings to achieve and maintain profitability.

OUR INDEPENDENT AUDITORS HAVE ISSUED A QUALIFIED REPORT AS OF AND FOR THE YEAR ENDED SEPTEMBER 30, 2006 WITH RESPECT TO OUR ABILITY TO CONTINUE AS A GOING CONCERN, AND WE MAY NEVER ACHIEVE PROFITABILITY.
Since inception, our accountants have issued a report relating to our audited financial statements which contains a qualification with respect to our ability to continue as a going concern because, among other things, our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future or to obtain the necessary financing to meet our obligations and repay our liabilities from normal business operations when they come due. There is no guarantee that the products will be accepted or provide a marketable advantage, and therefore, no guarantee that the commercialization will ever be profitable. For the year ended September 30, 2006, we had a net loss of $28,523,192 and negative cash flows from operations of $6,263,703. For the fiscal year ended September 30, 2005, we had a net loss of $40,163,407 and negative cash flows from operations of $2,439,151. For the fiscal year ended September 30, 2004, we had net losses of $14,687,875 and negative cash flows from operations of $18,735,430. As of September 30, 2006, our accumulated deficit was $95,125,955.

BECAUSE WE ARE IN AN EARLY STAGE OF COMMERCIALIZATION, OUR LIMITED HISTORY OF CABLE OPERATIONS MAKES EVALUATION OF OUR BUSINESS AND FUTURE GROWTH PROSPECTS DIFFICULT.
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

IF OUR CONDUCTOR AND TURBINE PRODUCTS ARE NOT ACCEPTED BY OUR POTENTIAL CUSTOMERS, IT IS UNLIKELY THAT WE WILL EVER BECOME PROFITABLE.
The electrical utility industry has historically used a variety of technologies which have been proven over time to be reliable. Compared to these conventional technologies, our technology is relatively new and unproven, and the number of companies using our technology is limited. The commercial success of our conductor product will depend upon the widespread adoption of our technology as a preferred method by major utility companies to transmit electricity and the commercial success of our turbine products will depend on our ability to convince wind farm operators that our new turbine design will result in a reliable wind turbine. In order to be successful, our products must meet the technical and cost requirements for electric generation and transmission within the electric utility industry. Market acceptance will depend on many factors, including:

(i) the willingness and ability of customers to adopt new technologies;

(ii) our ability to convince prospective strategic partners and customers that our technology is an attractive alternative to conventional methods used by the electric utility industry;

(iii) our ability to convince wind farm operators and designers of wind farms to use our wind energy turbines that incorporate our WinDrive® power train solution;

(iv) our ability to change our customers' evaluation of the economics of powerline construction, changing their focus on limiting initial capital costs to evaluating the cost and benefit of the full life of a line liberating capital funding to acquire our products that can overall reduce costs in power transmission; and

(v) our ability to sell sufficient quantities of our products.

Because of these and other factors, our product may not gain market acceptance or become the industry standard for the electrical utility industry. The failure of utility companies to purchase our products would have a material adverse effect on our business, results of operations and financial condition.

OUR NEW DEWIND D8.2 MODEL HAS NOT BEEN SUCCESSFULLY DEMONSTRATED IN REAL WORLD WIND GENERATION APPLICATIONS. THE WINDRIVETM DRIVETRAIN IS UNPROVEN IN WIND GENERATION APPLICATIONS AND HAS NOT BEEN CERTIFIED FOR COMMERCIAL APPLICATIONS.
The DeWind D8.2 model incorporates the Voith WinDrive® component as a key modification to our existing turbine technology. However, we have not successfully completed the tests required to obtain certification to utilize this technology in wind generation applications in either Europe or the United States. Certification involves erecting the turbine on a test location site and conducting and evaluating the results of tests under real world conditions. If the certification is not obtained, is delayed due to product performance issues or regulatory concerns, we may be required to perform additional re-engineering or redesign work resulting in additional product delays. Such delays may require additional investment in product development. If we are not certified in a timely manner, our current and potential customers may cancel their orders and require the refund of any advance payments they may have made. Finally, any business decisions made based on the assumption of cash flows from these turbines will have to be re-evaluated, our forecasted revenues forecast may not be attained, additional costs may be incurred, and our business may be significantly impacted.

ALTHOUGH OUR DEWIND SUBSIDIARY HAS SUCCESSFULLY PRODUCED WIND TURBINES IN THE PAST, DEWIND HAS NOT PRODUCED A TURBINE COMMERCIALLY FOR OVER A YEAR AND HAS LIMITED OPERATIONAL PRODUCTION CAPABILITY.
As a result of strategic management decisions to direct marketing efforts to our new D8.2 turbines, DeWind has not produced wind turbines at commercially viable levels since 2005 and the first commercial shipments of wind turbines is not expected until the second half of calendar year 2007. This lack of production experience and know-how may result in additional costs or delays when commercial production is resumed. We are currently evaluating our commercial production options including the use of contract facilities at various locations around the world. We have limited experience contracting out for such facilities which may involve additional expenditures or product issues including inadequate product quality or product shipment delays. We may also not adequately transition the required production knowledge resulting in additional costs or delays until such time as the contractor solutions are sufficiently efficient, or if quality is not sufficiently high for our turbine products.

OUR DEWIND PRODUCTS UTILIZE TECHNOLOGY AND INTELLECTUAL PROPERTY OWNED BY OTHER ENTITIES AND WE MAY BE REQUIRED TO LICENSE THIS TECHNOLOGY OR BE PREVENTED FROM SELLING OUR PRODUCTS BY OTHERS.
For our existing turbines, we are subject to the licensing requirements of General Electric corporation, and potentially others, for the conversion of rotational power into usable electricity and for connection of the turbine to the power grid. In addition, General Electric has prohibited the sale of certain of our turbines that utilize their technology into geographies such as the United States and Canada and requires us to pay a royalty on turbines using their technology in other geographies. In the future, we may be subject to additional restrictions on or license fees payable for our turbines which may negatively impact our business. Further, another wind energy manufacturer, including without limitations General Electric, may file intellectual property infringement claims on our new turbines, file injunctions against their sale or delivery, or attempt to impose additional licensing requirements which, even if adjudicated in our favor, may result in the delay of payments or deliveries which could significantly impact our business.

OUR WIND TURBINES HAVE VERY LONG SALES AND PRODUCTION CYCLES AND OUR TURBINES ARE TYPICALLY FINANCED BY BANKS AND OTHER LENDING INSTITUTIONS. OUR BUSINESS COULD BE ADVERSELY AFFECTED FOR GLOBAL CHANGES TO THE WORLD WIND ENERGY, REGULATORY, OR WORLD FINANCIAL MARKETS.
Our wind turbines require the sourcing of turbine parts as much as eight months in advance of production and the cycle from turbine sale to commissioning in the field is typically a twelve to eighteen month cycle. Our turbines are sold under long term contracts that typically require financing from banks and other lending institutions. These institutions often have a worldwide presence and may be subject to international risks which may limit their ability to issue additional financing. The geographical market for our turbines is limited to those locations where sufficient, reliable wind speeds exist to make a wind turbine farm an economically viable endeavor. Such locations may cross political boundaries including national, state/province, or local government involving a variety of regulations and regulatory oversight. While we are currently focusing our near term efforts in geographies with stable governments, future growth will depend on sales into less stable governments where it may be difficult to obtain the necessary financing or regulatory approvals. Our future business may be negatively impacted by the geo-political uncertainties inherent in current sales prospects such as Eastern Europe, South America, and Asia.

WE HAVE EXPOSURE TO FOREIGN CURRENCY RISK AND WE ARE NOT ADEQUATELY HEDGED AGAINST SUCH FOREIGN CURRENCY EXPOSURE.
With the acquisition of DeWind, we now have operations in Germany and sales opportunities around the world denominated in the Euro and other currencies. In addition, for turbines sold into the US, we expect that for the foreseeable future, we will purchase a substantial quantity of parts from European suppliers in Euro denominations for delivery into the US and elsewhere. Our current sales contracts have the revenue payments denominated in the local currencies and at contracted amounts. Since we currently do not have a foreign exchange hedging strategy in place, if the local currency value depreciates against the Euro we may incur substantial foreign currency losses or incur additional expenses

OUR INABILITY TO RAISE ADDITIONAL WORKING CAPITAL AT ALL OR TO RAISE IT IN A TIMELY MANNER COULD NEGATIVELY IMPACT OUR ABILITY TO FUND OUR OPERATIONS, TO GENERATE REVENUES, AND TO OTHERWISE EXECUTE OUR BUSINESS PLAN, LEADING TO THE REDUCTION OR SUSPENSION OF OUR OPERATIONS AND ULTIMATELY OUR GOING OUT OF BUSINESS.
While we have raised significant capital in the past through our debt offerings and private equity placements, we anticipate that the sales of our ACCC conductor and DeWind turbines will not be sufficient enough to sustain our operations, and further anticipate that we will continue to incur net losses due to our costs exceeding our revenues for an indefinite period of time. For these reasons, we believe that we will need to raise additional capital until such time, if any, as we become cash-flow positive. It is highly likely that we will continue to seek to raise money through public or private sales of our securities, debt financing or short-term loans, corporate collaborations or a combination of the foregoing. Our ability to raise additional funds in the public or private markets will be adversely affected if the results of our business operations are not favorable, if any products developed are not well-received or if our stock price or trading volume is low. Moreover, additional funding may not be available on favorable terms to us, or at all. To the extent that money is raised through the sale of our securities, the issuance of those securities could result in dilution to our existing shareholders. If we raise money through debt financing, we may be required to secure the financing with all of our business assets, which could be sold or retained by the creditor should we default in our payment obligations. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, we may not be able to complete the commercialization of any products that we may have developed. As a result, we may be required to discontinue our operations without obtaining any value for our products under development, which could eliminate shareholder equity, or we could be forced to relinquish rights to some or all of our products in return for an amount substantially less than we expended to develop such products.

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
Failure to adequately protect our proprietary rights could enable third parties to use our technology, or very similar technology, and could reduce our ability to compete in the market, and any proprietary rights litigation could be time consuming and expensive to prosecute and defend. Due to the importance of proprietary technology in the electrical utility industry, establishment of patents and other proprietary rights is important to our success and our competitive position. Performance in the electrical utility industry can depend, among other factors, on patent protection. Accordingly, we have filed patent applications in the U.S. and internationally for all aspects of our composite materials, conductor and wind energy turbine products and processes, including aspects of our product other than the conductor core, and intend to devote substantial resources to the establishment and protection of patents and other proprietary rights. Despite our efforts to establish and protect our patents or other proprietary rights, unauthorized parties may attempt to copy aspects of our technology or to obtain and use information that we regard as proprietary. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States. Our means of establishing and protecting our proprietary rights may not be adequate and our competitors may independently develop similar technology, duplicate our products or design around our patents or our other proprietary rights. As a result, our business involves a risk of overlap with third party patents and subsequent litigation with competitors or patent-holders. Any claims, with or without merit, could be time-consuming, result in costly litigation, or cause us to enter into licensing agreements.

WE OCCASIONALLY MAY BECOME SUBJECT TO LEGAL DISPUTES THAT COULD HARM OUR BUSINESS.
We have from time to time become engaged in, legal disputes such as claims by consultants or other third parties. These disputes could result in monetary damages or other remedies that could adversely impact our financial position or operations. We believe these claims are without merit and intend to vigorously defend against them. However, even if we prevail in disputes such as this, the defense of these disputes will be expensive and time-consuming and may distract our management from operating our business.

WE DEPEND ON KEY PERSONNEL IN A COMPETITIVE MARKET FOR SKILLED EMPLOYEES AND FAILURE TO ATTRACT AND RETAIN QUALIFIED EMPLOYEES COULD SUBSTANTIALLY HARM OUR BUSINESS.
We rely to a substantial extent on the management, marketing and product development skills of our key employees, particularly Benton H Wilcoxon, our Chief Executive Officer, Michael Porter, our President, Jorg Kubitza, General Manager of our Wind Division and Marv Sepe, President of our Cable Division. If Mssrs. Wilcoxon, Porter, Kubitza, or Sepe were unable to provide services to us for whatever reason, our business would be adversely affected. Neither Mr. Wilcoxon nor Mr. Sepe has entered into an employment agreement with the Company. In addition, our ability to develop and market our products and to achieve profitability will depend on our ability to attract and retain highly talented personnel. We face intense competition for personnel from other companies in the electrical utility industry. The loss of the services of our key personnel or the inability to attract and retain the additional, highly-talented employees required for the development and commercialization of our products, may significantly delay or prevent the achievement of product development and could have a material adverse effect on us.

A FAILURE TO ESTABLISH AND MAINTAIN RELATIONSHIPS WITH STRATEGIC PARTNERS MAY HARM OUR BUSINESS.
Our success is dependent upon establishing and maintaining relationships with strategic partners, such as our relationships with General Cable, Lamifil, and Midal as our conductor wrapping partners and with Voith as our WinDrive® torque converter supplier. We face numerous risks in successfully obtaining suitable partners on terms consistent with our business model, including, among others:

(i) we must typically undergo a lengthy and expensive process of building a relationship with a potential partner before there is any assurance of an agreement with such party;

(ii) we must persuade conductor manufacturers with significant resources to rely on us for critical technology on an ongoing and continuous basis rather than trying to develop similar technology internally;

(iii) we must persuade potential partners to bear retooling costs associated with producing our products; and

(iv) we must successfully transfer technical know-how to our partners.

Moreover, the success of our business model also depends on the acceptance of our products by the utility companies who have historically been conservative in their adoption of new products and technologies into their infrastructure. Further, our partners will be selling our products that may compete with their existing or future conductor products. Our partners are not required to sell our products and they are not prohibited from discounting the prices of their products below our prices.

Our business could be seriously harmed if: (i) we cannot obtain suitable partners; (ii) our partners fail to achieve significant sales of ACCC conductor or products incorporating our technology; or (iii) we otherwise fail to implement our business strategy successfully.

WE CANNOT CONTROL THE COST OF OUR RAW MATERIALS, WHICH MAY ADVERSELY AFFECT OUR BUSINESS.
Our principal ACCC conductor raw materials are glass and carbon fibers, plus various polymer resins and aluminum. The prices for these raw materials are subject to market forces largely beyond our control, including energy costs, organic chemical feed stocks, market demand, and freight costs. The prices for these raw materials have varied significantly and may vary significantly in the future. We may not be able to adjust our product prices, especially in the short-term, to recover the costs of increases in these raw materials. Our future profitability may be adversely affected to the extent we are unable to pass on higher raw material and energy costs to our customers.

INTERRUPTIONS OF SUPPLIES FROM OUR KEY SUPPLIERS MAY AFFECT OUR RESULTS OF OPERATIONS AND FINANCIAL PERFORMANCE.
Interruptions or shortages of supplies from our key suppliers of raw materials or turbine parts suppliers could disrupt production or impact our ability to increase production and sales. We use a limited number of sources for most of the other raw materials and turbine parts suppliers that we use. We do not have long-term or volume purchase agreements with most of our suppliers, and may have limited options in the short-term for alternative supply if these suppliers fail, for any reason, including their business failure or financial difficulties, to continue the supply of materials or components. Moreover, identifying and accessing alternative sources may increase our costs.

WE ARE CONTROLLED BY A SMALL NUMBER OF SHAREHOLDERS, WHOSE INTERESTS MAY DIFFER FROM OTHER SHAREHOLDERS.
As of November 30, 2006, Benton H Wilcoxon, our Chairman of the Board, Chief Executive Officer and Acting Chief Financial Officer, and Michael Porter, CTC President and former majority shareholder of EU Energy in the aggregate beneficially own or control approximately 21% of the outstanding common stock. As a result, these persons have controlling influence in determining the outcome of any corporate matters submitted to our shareholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors and other significant corporate actions. They also have the power to prevent or cause a change in control. The interests of these shareholders may differ from the interests of the other shareholders, and may limit the ability of other shareholders to affect our management and affairs.

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

OUR BUSINESS MAY BE SUBJECT TO INTERNATIONAL RISKS.
We are pursuing international business opportunities, including in Europe, India, China, Mexico, Brazil, Europe, the Middle East, certain far eastern countries and Africa. As to international business in the Middle East, our current target markets include Saudi Arabia, Qatar, United Arab Emirates, Oman, Bahrain, Libya, and Jordan. In Africa we are actively pursuing South Africa and Kenya as well as engaging in discussions with engineering companies that bid on trans-African projects. There are no special additional risks related to these countries that are not disclosed in the list of risks affecting most international business. To date, we have not engaged in any transactions on these countries. Our wind division has historically operated only in Western Europe, primarily Germany and Austria. Our Cable business model has been implemented only in the United States and Canada where we produce the ACCC core for delivery to General Cable under a manufacturing agreement and for ACCC conductor orders in China. Expansion internationally will depend on our adaptation of this model to international markets and may be costly and time consuming. Risks inherent in international operations in general include:

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

CHANGES IN INDUSTRY STANDARDS AND REGULATORY REQUIREMENTS MAY ADVERSELY AFFECT OUR BUSINESS.
As a manufacturer and distributor of wire and conductor products we are subject to a number of industry standard-setting authorities, such as the Institute of Electrical and Electronic Engineers, the European based International Council on Large Electric Systems, the American Society of Testing and Materials and the Canadian Standards Association. In addition, many of our products may become subject to the requirements of federal, state and local or foreign regulatory authorities. Changes in the standards and requirements imposed by such authorities could have an adverse effect on us. In the event we are unable to meet any such standards when adopted our business could be adversely affected. In addition, changes in the legislative environment could affect the growth and other aspects of important markets served by us. While certain legislative bills and regulatory rulings are pending in the energy and telecommunications sectors which could improve our markets, any delay or failure to pass such legislation and regulatory rulings could adversely affect our opportunities and anticipated prospects may not arise. It is not possible at this time to predict the impact that any such legislation or regulation or failure to enact any such legislation or regulation, or other changes in laws or industry standards that may be adopted in the future, could have on our financial results, cash flows or financial position.

Our turbines are subject to regulatory approval and certification as described above. Our turbine customers also rely upon tax credits as incentives to build wind turbine farms. These tax credits may lapse or expire prior to the installation of turbines or delays in shipments of turbines as the result of production issues may result in the loss of such credits to the developer In the United States and elsewhere around the world, there are alternative energy tax credits and tax advantages that have been enacted that are designed to promote the building of renewable and alternative energy including wind turbine farms. These tax credits may be significant enough to swing the difference as to whether a wind farm is economically feasible or not. Currently in the US, such tax credits are set to expire at the end of 2007. While we believe that the credits will be extended in substantially the same form as today, changes to the tax law structure may result in the reduction or elimination of these tax credits.

WE EXPERIENCE COMPETITION FROM OTHER COMPANIES IN THE ELECTRICAL UTILITY INDUSTRY, WHICH COULD RENDER OUR PRODUCTS OBSOLETE OR SUBSTANTIALLY LIMIT THE VOLUME OF PRODUCTS THAT WE SELL. THIS WOULD LIMIT OUR ABILITY TO COMPETE AND ACHIEVE PROFITABILITY.
The market in which we compete is intensely competitive. Our conductor competitors include makers of traditional bare overhead wire and other companies with developmental-stage products that may be marketing or developing products that compete with our products or would compete with them if developed. Our wind competitors include several established and much better capitalized companies such as General Electric and Vestas who could exert downward pricing pressure which could be catastrophic for our wind energy turbine business plan. Our competitors will  be able to better access capital. They may also achieve unique technological advances that render our products obsolete. We believe our competitors will continue to improve the design and performance of their products and to introduce new products with competitive price and performance characteristics. We expect that we will be required to continue to invest in product development, productivity improvements and customer service and support in order to compete in our markets. Such competitors could develop a more efficient product or undertake more aggressive and costly marketing campaigns than us which may adversely affect our marketing strategies and could have a material adverse effect on our business, results of operations or financial condition. In addition, as we introduce new products, we will compete directly with a greater number of companies. There is no assurance that we will compete successfully against current or future competitors nor can there be any assurance that competitive pressures faced by us will not result in increased marketing costs, loss of market share or otherwise will not materially adversely affect our business, results of operations and financial condition.

OUR TITLE 11 PROCEEDINGS MAY RESULT IN A NEGATIVE PUBLIC PERCEPTION OF US THAT MAY ADVERSELY AFFECT OUR RELATIONSHIPS WITH CUSTOMERS, AS WELL AS OUR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION.
Although our plan of reorganization was confirmed by the Bankruptcy Court and we have exited bankruptcy, our Title 11 filing may hinder our ongoing business activities and our ability to operate, fund and execute our business plan by:

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

Risks Related To Our Securities
THERE IS CURRENTLY A LIMITED TRADING MARKET FOR OUR COMMON STOCK, SO YOU MAY BE UNABLE TO LIQUIDATE YOUR SHARES IF YOU NEED MONEY.
Our common stock is traded in the Over-the-Counter market through the OTC Bulletin Board. There is currently an active trading market for the common stock; however there can be no assurance that an active trading market will be maintained. Trading of securities on the OTC Bulletin Board is generally limited and is effected on a less regular basis than that effected on other exchanges or quotation systems, such as the NASDAQ Stock Market, and accordingly investors who own or purchase common stock will find that the liquidity or transferability of the common stock is limited. Additionally, a shareholder may find it more difficult to dispose of, or obtain accurate quotations as to the market value, of common stock. There can be no assurance that the common stock will ever be included for trading on any stock exchange or through any other quotation system, including, without limitation, the NASDAQ Stock Market.

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

THE PRICE OF OUR COMMON STOCK IS VOLATILE. VOLATILITY MAY INCREASE IN THE FUTURE, WHICH COULD AFFECT OUR ABILITY TO RAISE CAPITAL IN THE FUTURE OR MAKE IT DIFFICULT FOR INVESTORS TO SELL THEIR SHARES.
The market price of our common stock may be subject to significant fluctuations in response to our operating results, announcements of new products or market expansions by us or our competitors, changes in general conditions in the economy, the financial markets, the electrical power transmission and distribution industry, or other developments and activities affecting us, our customers, or our competitors, some of which may be unrelated to our performance. The sale or attempted sale of a large amount of common stock into the market may also have a significant impact on the trading price of our common stock. During the last 12 months, the closing bid prices for our common stock have fluctuated from a high of $1.77 to a low of $0.72. Fluctuations in the trading price or liquidity of our common stock may adversely affect our ability to raise capital through future equity financings.

WE DO NOT ANTICIPATE PAYING DIVIDENDS IN THE FORESEEABLE FUTURE. THE LACK OF DIVIDENDS MAY REDUCE YOUR RETURN ON AN INVESTMENT IN OUR COMMON STOCK.
To the extent we have earnings, we plan to use them to fund our operations. We have not paid dividends on the common stock and do not anticipate paying such dividends in the foreseeable future. We cannot guarantee that we will, at any time, generate sufficient surplus cash that would be available for distribution as a dividend to the holders of our common stock. Therefore, any return on your investment would derive from an increase in the price of our stock, which may or may not occur. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted. If a securities class action suit is filed against us, we would incur substantial legal fees and our management's attention and resources would be diverted from operating our business in order to respond to the litigation.

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

AS OF December 11, 2006 6,201,366 COMMON SHARES ARE ISSUABLE UPON EXERCISE OF ALL OUTSTANDING OPTIONS, WARRANTS AND CONVERSION OF CONVERTIBLE NOTES FOR LESS THAN THE MARKET PRICE OF $1.04 PER SHARE. CASH PROCEEDS RESULTING FROM THE FULL EXERCISE AND CONVERSION OF THESE SECURITIES WOULD BE APPROXIMATELY $3,332,757. THE EXERCISE OR CONVERSION OF THESE SECURITIES COULD RESULT IN THE SUBSTANTIAL DILUTION OF THE COMPANY IN TERMS OF A PARTICULAR PERCENTAGE OWNERSHIP IN THE COMPANY AS WELL AS THE BOOK VALUE OF THE COMMON SHARES. THE SALE OF A LARGE AMOUNT OF COMMON SHARES RECEIVED UPON EXERCISE OF THESE OPTIONS OR WARRANTS ON THE PUBLIC MARKET TO FINANCE THE EXERCISE PRICE OR TO PAY ASSOCIATED INCOME TAXES, OR THE PERCEPTION THAT SUCH SALES COULD OCCUR, COULD SUBSTANTIALLY DEPRESS THE PREVAILING MARKET PRICES FOR OUR SHARES. FULL CONVERSION OF SUCH SHARES WOULD INCREASE THE OUTSTANDING COMMON SHARES BY 3.5% TO APPROXIMATELY 185,064,000 SHARES.
The exercise price or conversion price of outstanding options, warrants and convertible notes may be less than the current market price for our common shares. In the event of the exercise of these securities, a shareholder could suffer substantial dilution of his, her or its investment in terms of the percentage ownership in us as well as the book value of the common shares held. At the December 11, 2006 market price of $1.04 per share, 6,201,366 shares would be exercisable or convertible for less than the market prices. Full exercise and conversion of these below market shares would result in us receiving cash proceeds of $3,332,757 and would increase the outstanding common shares by 3.5% to approximately 185,064,000 shares.

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

OUR BUSINESS IS SUBJECT TO A VARIETY OF ADDITIONAL RISKS, WHICH COULD MATERIALLY ADVERSELY AFFECT QUARTERLY AND ANNUAL OPERATING RESULTS, INCLUDING:

(i) market acceptance of our composite technologies by utility companies and our technologically improved wind turbine by wind farm operators;

(ii) significant delays in sales that could adversely impact our cash flow relating to turbine purchase delays or additional potential lengthy lead times for the implementation of new lines or the reconductoring of existing lines;

(iii) the loss of a strategic relationship or termination of a relationship with a conductor partner;

(iv) announcements or introductions of new technologies or products by us or our competitors;

(v) delays or problems in the introduction or performance of enhancements or of future generations of our technology;

(vi) failures or problems in our utility conductor product, particularly during the early stages of the introduction of the product;

(vii) delays in the adoption of new industry standards or changes in market perception of the value of new or existing standards;

(viii) competitive pressures resulting in lower revenues;

(ix) personnel changes, particularly those involving engineering and technical personnel;

(x) costs associated with protecting our intellectual property;

(xi) potential failures by customers to make payments under their contracts;

(xii) market-related issues, including lower ACCC conductor demand brought on by excess conductor inventory and lower average selling prices for ACCC conductor as a result of market surpluses and lower market demand for wind turbines;

(xiii) increased costs or shortages of key raw materials including aluminum, carbon fiber and glass fiber and turbine components;

(xiv) regulatory developments; and

(xv) general economic trends and other factors.

RISKS RELATED TO THE EU ENERGY ACQUISITION

COMPOSITE TECHNOLOGY CORPORATION MAY NOT REALIZE ANY BENEFITS FROM THE ACQUISITION OF EU ENERGY.
We are in the process of integrating EU Energy's products and services offerings. If Composite Technology Corporation cannot integrate the products effectively or if management spends too much time on integration issues, it could harm the combined company's business, financial condition and results of operations. The difficulties, costs and delays involved in integrating the companies, which could be substantial, include the following:
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
Composite Technology Corporation has no experience in integrating operations on the scale represented by the proposed acquisition, and we are not certain that Composite Technology Corporation and EU Energy can be successfully integrated in a timely or efficient manner or that any of the anticipated benefits of the proposed acquisition will be realized. Failure to do so could have a material adverse effect on the business, financial condition and operating results of the combined company.

SALES OF SUBSTANTIAL AMOUNTS OF COMPOSITE TECHNOLOGY CORPORATION COMMON STOCK AFTER THE ACQUISITION COULD MATERIALLY ADVERSELY AFFECT THE MARKET PRICE OF COMPOSITE TECHNOLOGY CORPORATION COMMON STOCK.
The EUE shareholders, as a condition of the proposed acquisition acquired approximately 39,170,000 shares of unregistered, restricted Composite Technology Corporation common stock. The shares to be issued carry piggyback registration rights. As a condition precedent to closing, the majority shareholders have entered into contractual arrangements that limit the amount of shares of Composite Technology Corporation common stock that they may sell into the public market after closing of the proposed acquisition. The specific limits are generally leak out provisions extending twelve months from the closing date.
The issuance of the stock represents 22.3% of the issued and outstanding common shares of Composite Technology Corporation after the issuance of the proposed acquisition shares and 19.1% of the fully diluted shares, assuming full conversion and exercise of all convertible debt, and common stock options and warrants. The sale of substantial amounts of Composite Technology Corporation common stock following the proposed acquisition may cause substantial fluctuations in the public market price of Composite Technology Corporation common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

     None.

ITEM 2 - PROPERTIES

We do not own any real estate. We lease operations facilities in Irvine, California and Lubeck, Germany.

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

With the acquisition of DeWind, we assumed leases for manufacturing, service, and office facilities in Lubeck, Germany with approximatelly 103,440 square feet.

ITEM 3 - LEGAL PROCEEDINGS

Below we describe the legal proceedings we are currently involved in or resolved during the fiscal year ended September 30, 2006 through the date we prepared this report:

From time to time we become party to legal proceedings and claims in the ordinary course of business. We do not believe that the outcome of any of these claims will have a material adverse effect on our consolidated financial position, results of operations or cash flow.

See Item 1 above and footnote 3 in Item 8 below for Bankruptcy related legal proceedings.

Composite Technology Corporation v. Acquvest (OCSC Case No. 03 CC 12640):

On October 16, 2003, CTC filed suit against Acquvest, Inc., Paul Koch, Victoria Koch, Patricia Manolis, and Michael Tarbox in Orange County Superior Court. CTC alleges causes of action for declaratory relief, breach of contract, fraudulent inducement, rescission and economic duress arising out of certain subscription and related agreements among the Company and the defendants. In connection with such agreements, CTC issued to Acquvest, Inc. and Patricia Manolis, in April 2003 and September 2003, a total of 150,000 units for a total purchase price of $375,000. Each unit consists of 10 shares of unregistered, restricted common stock and 10 Series I warrants to purchase one share of unregistered, restricted common stock. Each Series I warrant entitles the holder to purchase a share of common stock at $0.50 per share and expires on March 30, 2005. The agreements provide for the issuance of up to an additional 550,000 of such units for the same purchase price of $2.50 per unit, subject to certain conditions, and registration of share issuances under the Securities Act of 1933. The additional units have not been issued and the additional purchase consideration has not been paid. The parties disagree as to their respective rights and obligations with respect to the original issuances and such additional units. 10,000 units were also issued to Paul Koch for services in connection with such agreements, and a dispute has arisen as to his entitlement to those and additional units and warrants in connection with the agreements. CTC is seeking actual damages, punitive damages, statutory costs, attorneys' fees and injunctive relief against the defendants. CTC also seeks rescission of the pertinent agreements based on numerous grounds, including fraudulent inducement. By a letter to CTC's counsel dated September 8, 2004, Acquvest stated that it was waiving the contractual conditions to its purchase of an additional 400,000 units under its subscription agreement and was tendering $1,000,000, which was available on deposit, to CTC as payment for the units. Acquvest, Koch, and Manolis filed a Cross-Complaint on September 16, 2004, which they amended per stipulation on December 17, 2004. On April 14, 2005, CTC was served with notice that the Court granted defendants and cross-complainants' application for Writs of Attachment allowing for the attachment of CTC's assets totaling $2.55 million. The Court had denied two prior applications by defendants and cross-complainants for Writs of Attachment. CTC immediately filed a Notice of Appeal on April 14, 2005 and an Emergency Writ on April 18, 2005 with the California Courts of Appeal to challenge the Court's decision to grant the Writs of Attachment and to stay the Writs of Attachment. Trial date was set for May 9, 2005, but was vacated as a result of the bankruptcy filing. The bankruptcy court has ordered that the trial be re-set in Orange County Superior Court. On October 31, 2005, CTC agreed to a complete settlement of the claims of Acquvest, Inc., Paul R. Koch, Victoria Koch and Patricia Manolis (the "Acquvest Parties"). CTC agreed to transfer 6.5 million shares (the "Settlement Shares") to settle all of the Acquvest Parties claims. There is an existing dispute over one of the settlement terms. CTC contends that an additional term of the settlement was that the Acquvest Parties would be responsibility for settling any claims of Michael Tarbox against CTC. An evidentiary hearing on this issue is set for February, 2006 in the bankruptcy court. On November 18, 2005, CTC entered into a Mutual Release Agreement to settle claims made by Acquvest, Inc., Paul R. Koch, Victoria Koch and Patricia Manolis against CTC and Benton H. Wilcoxon, CTC's CEO, in consideration for the issuance of 6,500,000 shares of CTC's common stock. As part of this settlement, it was recorded that Acquvest, Inc., Paul R. Koch, Victoria Koch and Patricia Manolis would be responsible for resolving CTC's issues with Michael Tarbox (see "Tarbox v. Koch"). Acquvest, Inc., Paul R. Koch, Victoria Koch and Patricia Manolis now claim that no such agreement was reached. Resolution of this matter will have no effect on the main release of CTC in the Acquvest, Inc., Paul R. Koch, Victoria Koch and Patricia Manolis litigation. One half of the Settlement Shares were transferred to the Acquvest Parties on delivery of the Mutual Release Settlement with the remaining shares being released 45 days thereafter. On November 21, 2005, the Company issued the 6,500,000 shares.

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

Tarbox v. Koch (OCSC Case No. 04CC10345):

On October 13, 2004, Michael Tarbox ("Tarbox") filed an action in Orange County Superior Court (Case No. 04-CC-10345) against Paul Koch, Acquvest, CTC and Doe Defendants. Tarbox alleges that Koch made fraudulent transfers to Acquvest and the Doe Defendants for the purpose of avoiding the debt owed to Tarbox. Tarbox alleges that CTC securities were intended to serve as security for a debt owed by Koch to Tarbox. Tarbox alleges that Defendants were not bona fide purchasers of the CTC securities since they were receiving such securities for the benefit of Tarbox. Tarbox further alleges that CTC breached an agreement to pay him a finder's fee in connection with investments made by Koch. Tarbox alleges that CTC's breach has caused him to suffer damages in excess of $750,000. On November 14, 2004, CTC filed a demurrer to the Complaint, and the other defendants also filed a demurrer. The Court granted leave to amend, and Tarbox then filed an amended Complaint. CTC just recently filed an Answer to the Tarbox's Amended Complaint. A demurrer filed by the other Defendants was granted on February 22, 2005, and Tarbox was again granted leave to amend. Tarbox filed a Second Amended Complaint. CTC answered the Second Amended Complaint. However, since CTC delivered to Koch the finder's fee which Tarbox might have otherwise been entitled to, on April 11, 2003, Tarbox executed a written release, whereby Tarbox released CTC of any obligation to pay him a finder's fee in connection with the introductions made to Paul Koch and Acquvest, Inc. Concurrent with the Bankruptcy filing, the claim was removed to the Bankruptcy Court. On August 9, 2005 Tarbox filed a proof of claim asserting a right to shares and warrants in CTC securities. On April 13, 2006, CTC and Tarbox agreed to settle all outstanding claims and provide for a full release between CTC and Tarbox for $100,000 payable in cash in equal monthly installments commencing on entry of the approval of the settlement by the Bankruptcy court. The Company has $50,000 remaining recorded to accounts payable and other accrued expenses as of September 30, 2006.

Jeremiah O'Keeffe v. C. William Arrington and Composite Technology Corporation:

On December 31, 2004, Jeremiah O'Keeffe ("Plaintiff") filed suit against C. William Arrington and Composite Technology Corporation ("Defendants") in the District Court of Dallas, Texas (Cause No. 04-13004-A). Plaintiff alleged causes of action for breach of agreement and quantum meruit, arising out of an alleged failure, based on a verbal agreement, to compensate Plaintiff for unspecified services provided to Defendants. Plaintiff seeks compensatory damages, including the transfer 5,500,000 shares of common stock, $22,880,000 in monetary damages, attorneys' fees, interest and costs. Defendants deny the claims and intend to vigorously defend against them. On February 7, 2005, Defendants removed the case to Federal Court (Case No. 3-05CV0257N). On February 14, 2005, Defendants filed a Motion to Dismiss for lack of jurisdiction, and on March 7, 2005, Plaintiff filed a Motion to Extend Time to File Response to the Motion to Dismiss and to Allow Discovery on the Jurisdiction Issue. On May 5, 2005, CTC filed a motion to transfer the case to the U.S. Bankruptcy Court in the Central District of California. Plaintiff dismissed CTC without prejudice on May 11, 2005. On June 13, 2005, Defendant C. William Arrington filed a Motion to Dismiss for Failure to Join CTC as a Party to the Action, and on June 29, 2005, Plaintiff filed a Motion for Leave to File First Amended Complaint. On July 19, 2005, the Court granted Plaintiff's Motion to Extend Time to Respond to the Motion to Dismiss, which was due on or before September 1, 2005, and granted Plaintiff's motion to conduct discovery of Defendants' contacts for the purposes of establishing personal jurisdiction over the Defendants with all other motions pending in Federal Court. On September 27, 2005, the Court granted Mr. Arrington's Motion to Dismiss for lack of jurisdiction and entered final judgment against O'Keefe.

David S. Shields v. Composite Technology Corporation:

On January 21, 2005, David S. Shields filed suit against CTC in Santa Clara Superior Court (Case No. 1-05-CV-034368) alleging CTC breached a subscription agreement by failing to issue the appropriate number of shares thereunder. CTC denied the claims. CTC filed an answer and Cross-Complaint against Shields for Rescission and Declaratory Relief on April 18, 2005. The case was then removed to the U.S. Bankruptcy Court in the Central District of California and a status conference was set for January 10, 2006. On or about September 2, 2005, the parties entered into a settlement agreement whereby CTC agreed to issue Shields an additional 25,000 shares of common stock in exchange for a complete release of all claims. The Motion to Approve the Settlement was granted by the bankruptcy court on October 4, 2005. On November 21, 2005, the Company issued the shares.

Litigation Involving DeWind:

A. FKI Engineering Ltd. and FKI plc. (the FKI Companies”) v. Dewind Holdings Ltd and Dewind GmbH; and DeWind GmbH v. FKI Engineering Ltd.

These are two related legal actions involving our subsidiaries, Dewind Holdings Ltd and Dewind GmbH. The first action is commenced in England by FKI Engineering and FKI plc against Dewind Holdings Ltd and Dewind GmbH The second action is commenced by DeWind GmbH against FKI Engineering Ltd in Germany. All financial figures are stated in US Dollars at the September 30, 2006 exchange rates.

1. FKI Engineering Ltd. and FKI plc. v. DeWind Holdings Ltd and DeWind GmbH and related counterclaim.

On July 6, 2006 FKI Engineering Ltd. and FKI plc. (the “FKI Companies”) filed a suit with the High Court of Justice, Queen’s Bench Division, Commercial Court, Royal Court of Justice in England against our subsidiaries, DeWind Holdings Ltd. and DeWind GmbH claiming damages of $2,225,910, including accrued interest, in connection with reimbursement of a performance bond payment. On July 4, 2005, FKI Engineering Ltd. agreed to sell to DeWind Holdings Ltd., the entire issued share capital of DeWind GmbH pursuant to a Share Sale Agreement (SSA). FKI Engineering Ltd. argues that according to the SSA, DeWind Holdings Ltd. had agreed to fully indemnify FKI Engineering Ltd. against liabilities and expenses suffered or incurred by FKI Engineering Ltd. or other related parties arising directly or indirectly in connection with any claim under existing performance bonds and guarantees paid by FKI which were related to DeWind’s then existing turbines. In second quarter of 2006, FKI Engineering Ltd. alleged that FKI plc paid Deutsche Bank AG the sum of $2,183,000 pursuant to an FKI deed of guarantee related to a DeWind turbine.

On September 22, 2006 DeWind Holdings Ltd. filed a counterclaim claiming against FKI Engineering Ltd. as follows: (1) payment of $430,000; alternatively damages for breach of contract; (2) contractual interest; alternatively statutory interest to be assessed. The Company believes FKI Engineering Ltd. has failed to pay DeWind Holdings Ltd. the sum of $430,000 although it was obliged to do so under the SSA, by reason whereof DeWind Holdings Ltd. has suffered loss and damage in such sum. In respect of this claim the Company has accrued 100% of the FKI Engineering Ltd. claim for $1,662,900 or $2,092,900, net of the $430,000 counterclaim , against receipt of deferred purchase consideration of $2,537,300.

The FKI legal action also seeks a declaratory relief from the DeWind lawsuit filed in Germany described below. The FKI Companies seek relief from English courts that DeWind GmbH has no claim of up to $72,525,350 plus interest, against them out of capital reserve agreements or unlawful repayments in accordance with German law. Furthermore, the FKI Companies seek a declaration that any payment obligations towards DeWind GmbH would result in a claim of repayment of the FKI Companies against DeWind GmbH in the same amount. DeWind and DeWind Holdings have contested the jurisdictional competency of the English court since it is not apparent that it does have jurisdiction according to Art. 2 et seq\. and Art. 6 Nr. 1 of the European Council Regulation (EC) No. 44/2001.

In respect of all claims mentioned above, Dewind GmbH and DeWind Holdings Ltd. have filed their defense. The FKI Companies, in turn, have filed and served a Reply to Defense and a Defense to the counterclaim. There has been no oral court hearing so far. From December 11, 2006 until December 13, 2006, an oral hearing will be held in front of the English High Court regarding the competency of the English court to hear the cases.

Except as noted above, we have not recorded a liability for any of these actions under SFAS 5 due to the uncertainty of the outcome.

2. DeWind GmbH v. FKI Engineering Ltd.

On July 20, 2006 DeWind GmbH filed a claim against FKI Engineering Ltd. (with FKI plc being a “third party noticed”) at the District Court of Lübeck, Germany seeking that, FKI Engineering Ltd. shall be ordered to pay to DeWind GmbH the sum of $72,525,350, with interest and it shall be declared that FKI Engineering Ltd. has the obligation to refund possible taxes to DeWind GmbH, which may be evaluated against DeWind GmbH, if the tax authorities deem the aforementioned claim for payment as extraordinary gains liable to tax, which cannot be settled with DeWind’s accumulated deficit.

The claim was filed based on a review of DeWind GmbH’s March 31, 2006 year end audit which indicated that FKI Engineering Ltd. as a former shareholder of DeWind GmbH had not duly paid capital reserves in the amount of the claim. The Company believes that FKI either did not pay the capital reserves as in accordance with the Capital Reserve Agreement executed pursuant to the acquisition of DeWind by EU Energy in July, 2005 or had, after receipt of money by DeWind GmbH, immediately claimed the funds back on the grounds of undefined loans. Such practices are illegal under German law. The Company further asserts that loan contracts of this magnitude were never concluded between DeWind GmbH and FKI Engineering Ltd. On September 12, 2006 FKI Engineering Ltd. filed its acknowledgement of defense, and has time until January 2, 2007 to file its detailed statement of defense. There has been no oral court hearing so far. In respect of this claim, the court costs of $347,600 have been accrued as of September 30, 2006. We have not recorded a contingent asset for any of these actions as of September 30, 2006.

B. Brush Electrical Machines Ltd. v. Dewind GmbH

On October 6, 2006, Brush Electrical Machines Ltd., an FKI Engineering Ltd. affiliate, served a notice of an action with the High Court of Justice, Queen’s Bench Division, Commercial Court, Royal Court of Justice in England on DeWind GmbH. According to this notice of action, Brush is claiming payment of an amount of GBP 692,438.27 (approximately $1.3 million at September 30, 2006 exchange rates) from DeWind GmbH. The claim is based on an alleged breach of contract with regard to an agreement between the parties dated June 30, 2005 concerning the asset transfer to DeWind GmbH resulting from the sale of DeWind UK by agreement dated July 4, 2005 and/or a further agreement concluded on 13 July 2005. The Company received the particulars of this claim on November 24, 2006. An accrual of $871,555 has been included in the September 30, 2006 balance sheet in accounts payable and other accrued liabilities.

C. Zephyr GmbH & Co. KG v. DeWind GmbH

On January 06, 2006 Zephyr filed a suit against DeWind GmbH with the District Court of Düsseldorf, Germany for payment of an amount of $1,345,799 plus interest based on the argument that DeWind GmbH had allegedly failed to comply with a guarantee of availability under a turbine sales contract. Furthermore, Zephyr sought a declarative judgment that DeWind GmbH had to come up for a potential purchase tax obligation in an amount of $215,168. On August 08, 2006, the District Court rendered a judgment by default against Zephyr dismissing the case. Zephyr filed an objection against this judgment on August 29, 2006. DeWind GmbH responded by filing a written pleading on October 04, 2006. Further court orders have not been rendered yet. The Company has fully reserved net receivables of $914,690 in respect of this dispute and has assumed that the $720,590 cash paid to Zephyr as a result of their calling of performance bonds will not be recovered. We have incorporated the fair value of these assets as $0 in our acquisition date balance sheet and to the extent that any of these funds are recovered, we intend to adjust the fair value of our assets and our goodwill acquired under the guidance of SFAS 141.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of our fiscal year ended September 30, 2006.

PART II

ITEM 5 - MARKET FOR THE COMPANY'S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the over-the-counter market on the OTC Bulletin Board under the symbol CPTC. The following table sets forth the high and low bid information for our common stock for each quarter within the last two fiscal years.

Quarterly Common Stock Price Ranges
QUARTER ENDED 2006/2005
HIGH LOW

December 31, 2005	$2.11	$1.08
March 31, 2006	$2.11	$0.82
June 30, 2006	$1.61	$0.75
September 30, 2006	$1.42	$0.72

QUARTER ENDED 2004/2005
HIGH LOW

December 31, 2004	$6.24	$1.50
March 31, 2005	$5.23	$2.37
June 30, 2005	$2.70	$0.45
September 30, 2005	$3.17	$1.09

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. As of November 30, 2006, there were approximately 550 stockholders of record of our common stock and no stockholders of record of our preferred stock.

We have never paid any dividends on the common stock. We currently anticipate that any future earnings will be retained for the development of our business and do not anticipate paying any dividends on the common stock in the foreseeable future.

Sales of Unregistered Securities

None

ITEM 6 - SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA

The following table sets forth our selected historical consolidated financial data for each of the fiscal years in the five-year period ended September 30, 2006, which were derived from our audited consolidated financial statements. The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited consolidated financial statements and related notes included elsewhere in this Annual Report.

(All figures are presented in dollars)	Year Ended September 30
	2002	2003	2004*	2005	2006
Statement of Operations Data			Restated

Total Revenue	--	--	$2,500,000	$1,008,970	10,135,314
Cost of Revenues	--	--	314,548	650,563	10,379,039
Gross Margin	--	--	2,185,452	358,407	(243,725)
Operating Expenses	4,501,264	6,645,752	15,748,802	17,063,288	17,734,863
Operating income (loss)	(4,501,264)	(6,645,752)	(13,563,350)	(16,704,881)	(17,978,588)
Interest expense, net of Interest income	(16,818)	--	(395,001)	(2,527,280)	(2,901,364)
Other income (loss) **	--	(105,500)	(729,524)	(20,931,246)	(7,638,984)
Income/(loss) before Income Taxes and cumulative effect of change in accounting	(4,518,082)	(6,751,252)	(14,687,875)	(40,163,407)	(28,518,936)
Provision for Taxes	--	--	--	--	4,256
Income/(loss)before cumulative effect of change in accounting	(4,518,082)	(6,751,252)	(14,687,875)	(40,163,407)	(28,523,192)
Cumulative effect of change in accounting	--	--	--	--	--
Net income (loss)	(4,518,082)	(6,751,252)	(14,687,875)	(40,163,407)	(28,523,192)
Preferred Stock Dividends	5,871	20,000	--	--	--
Net Loss Available to Common Shareholders	(4,523,953)	(6,771,252)	(14,687,875)	(40,163,407)	(28,523,192)
Basic net income per common share	$(0.07)	$(0.07)	$(0. 14)	$(0.35)	$(0.20)

* Subsequent to the date of the initial Form 10-KSB and 10-QSB filings for the fiscal year 2004, the Company determined that $364,277 in compensation expense related to the modification of employee stock options had not been recorded for the entire fiscal year. The Company recorded the additional expense as a correction of an error and restated earnings for fiscal 2004. The impact on earnings per share was less than $0.01 per share for the fiscal year ended September 30, 2004.

**During the fiscal year ending September 30, 2005, the Company recorded $14.4 million in litigation and bankruptcy related claims and recorded $4.8 million as an adjustment to the carrying value of our $15M debenture as a consequence of our filing for Chapter 11 bankruptcy protection. We segregated the litigation and claims charges on our Statement of Operations and reclassified $739,000 and $105,500 from Operating expense to Other expense for the fiscal years 2004 and 2003, respectively.

	At September 30,
(All figures are presented in dollars)	2002	2003	2004	2005	2006
	Audited	Audited	Audited	Audited	Audited
			(Restated)
Balance Sheet Data

Cash and cash equivalents	$13,956	1,130,498	$2,930,615	$807,815	$2,578,347
Restricted Cash	--	--	10,010,060	--	--
Accounts Receivable, net of allowance	--	--	2,501,994	56,998	11,502,790
Inventory	--	--	788,799	1,233,334	23,891,867
Prepaid expenses and other current assets	96,571	79,036	378,052	395,978	3,433,936
Property and Equipment, net of accumulated depreciation and amortization	20,608	200,733	1,253,123	2,765,609	4,714,084
Other Assets	166,000	9,000	218,600	511,581	515,800
Goodwill and Intangibles	--	--	--	--	49,616,000
Total Assets	297,135	1,419,267	18,081,243	5,771,315	96,252,824

Liabilities and Shareholders Equity (Deficiency)
Accounts Payable and other accrued liabilities	1,269,708	969,307	2,278,286	4,700,553	12,965,468
Accrued legal settlement	--	--	--	14,244,792	--
Deferred Revenues and Customer Advances	--	--	564,750	621,748	20,112,701
Warranty Provision	--	--	--	--	14,654,204
Capital Leases Payable			734,382	847,887	397,688
Convertible Debentures *			8,901,106	10,860,442	6,023,250
Stockholders Equity (Deficit)	(972,573)	449,960	5,602,719	(25,504,107)	42,099,513
Total Liabilities and Shareholders Equity (Deficit)	297,135	1,419,267	18,081,243	5,771,315	96,252,824

Supplemental information (unaudited)
Working capital (deficiency) **	$(1,159,541)	$240,227	$14,267,312	(1,564,485)	(3,277,190)
Total long-term debt ***	--	--	$9,635,488	$11,708,329	$6,420,938

* In 2005, as a consequence of the Chapter 11 bankruptcy, the Company recorded a $4.8M carrying value to the Convertible Debentures. In 2005, Debenture holders converted $4.14 million of their convertible debenture holdings into common stock of the company.

** Amounts payable in company stock are excluded from the calculation of working capital for fiscal year end September 30, 2005. Current portion of long term debt is excluded from the calculation of working capital for fiscal year end September 30, 2006.

*** Substantially all of our long term debt at September 30, 2006 represents debt with maturities in August, 2007 and is classified as current on the September 30, 2006 balance sheet.

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

OVERVIEW

We develop, manufacture and market products relating to technologically advanced wind turbines and products incorporating composite technologies to the global electric utility industry, which are designed to improve the performance of renewable energy wind turbines as well as the capacity and performance of electrical transmission and distribution grid systems.

Our two primary products consist of: (i) DeWind wind energy turbines in the 1.25 and 2.0 megawatt range of rated power generation and (ii) our proprietary patent pending composite reinforced overhead conductor known as ACCC conductor sold to utilities in the United States and China for electrical transmission systems.

DEVELOPMENTS THIS FISCAL YEAR

Emergence from Bankruptcy and Settlement of all Litigation:

We entered fiscal year 2006 in October, 2005 preparing for bankruptcy court hearings for confirmation of our bankruptcy plan. Due in large part to the settlement of the last remaining significant litigation case, the hearings concluded on October 31, 2005 with the approval of our bankruptcy plan by the Court. The Court signed and entered an order on November 21, 2005 that confirmed our emergence from bankruptcy. Throughout the remainder of the year, we had several small disputed claims reviewed and adjudicated culminating with the settlement of our final claim in June, 2006.

The Company believes that the bankruptcy proceedings resulted in additional delays of sales orders that were anticipated in fiscal 2006. Conductor sales involve a lengthy sales cycle and we believe that our bankruptcy filing interrupted the sales pipeline and likely delayed the market acceptance of our ACCC product. Further, the Company's management was required to devote a substantial amount of time during the months of October and November preparing for and testifying in the bankruptcy court hearings which resulted in less attention and focus on the sales of our primary product. With the emergence from Bankruptcy, the Company's management can now focus on the financial, operational, and marketing related functions necessary to successfully commercialize our products. Further, the exit from bankruptcy along with the elimination of the litigation has significantly reduced the drain on our financial resources resulting from the hiring of outside legal counsel to assist management and defend against the litigation.

Litigation settlements and resolution:

On October 31, 2005, we settled with the Acquvest, Koch, and Manolis parties whereby we would issue 6,500,000 shares of common stock in full settlement of the litigation. We recorded an expense of $12,675,000 in fiscal 2005 for this settlement as a SFAS 5 contingent liability at a price per share of $1.95, the market price on the date prior to the settlement. The settlement was approved by the bankruptcy court in November, 2005.

On November 1, 2005 we consummated our bankruptcy plan by the payment of approximately $1.1 million of pre-petition accounts payable and other liabilities, as directed by our approved plan of reorganization.

During fiscal 2006, under the direction of the Bankruptcy Court, we issued 7,175,000 shares of common stock to settle litigation claims including the aforementioned settlement of 6,500,000 shares with Acquvest, Koch, and Manolis, 796,425 shares of common stock to settle bankruptcy claims, and 259,790 shares to pay for interest accrued on our $15,000,000 August 14, 2004 Debentures earned between April 1, 2005 and September 30, 2005. All 8,231,215 shares were registered for resale under Section 1145 of the Bankruptcy Statutes.

In April, 2006 we settled the $750,000 Tarbox claim and the $157,000 Zenith claim for $100,000 and $100,000 respectively, in cash. The Tarbox claim is being paid out over twelve months and the Zenith claims is being paid out over ten months. We are current on all required payments. In June, 2006 the bankruptcy court ruled in our favor on the VanMidde stock claim. In June, 2006, prior to a court hearing, we settled with the last remaining claim by issuing 450,000 shares of stock to the August, 2004 Debenture holders claim for liquidated damages relating to delays in obtaining an effective registration statement on the shares underlying their conversion shares and related warrant shares.

See Footnotes 3 and 18 to the consolidated financial statements for further discussion of bankruptcy claims and litigation activities. See also item 3, "Legal Proceeding"

Acquisition of EU Energy

In March, 2006 we signed a letter of intent to purchase EU Energy, plc a United Kingdom holding company that owns several subsidiaries including EU Energy Wind Ltd, that owns rights to manufacture and sell the DeWind family of wind turbines designed and certified in Germany.. In June, 2006 EU Energy Plc re-organized as a private company and became EU Energy Ltd. In June, 2006 we executed a Share Exchange Agreement with substantially all of the shareholders of EU Energy Ltd. The Share Exchange Agreement includes provisions for a 12 month lock-up for all CTC stock issued or issuable to major shareholders and allows for indemnification of CTC by major shareholders of EU under certain events. The Share Exchange Agreement is available on Form 8-K filed on June 8, 2006. On July 3, 2006, we issued 39,169,670 of restricted CTC common stock in exchange for 100% of EU Energy stock outstanding. We intend to operate EU Energy as a wholly owned subsidiary under the trade name DeWind.

The purchase of DeWind is a long term investment in wind energy and we purchased DeWind for several reasons including their brand name and reliability and their position in the emerging wind energy market. DeWind produces two turbine models, the DeWind 1.25 Megawatt D6 and the 2 Megawatt D8 models of wind turbines. These turbines have proven themselves in over 140 installations as being highly reliable and demonstrate consistently high performance for converting wind energy to electricity. We believe that the upgraded DeWind D8.2 model incorporate technologies that enable next-generation wind turbine machines and which should result in substantial improvements in electrical generation, power grid integration, and increased reliability as compared to the existing wind turbines on the market. The D8.2 turbine incorporates the use of a proven technology that is novel to wind generation that we believe will result in a more effective approach to converting wind energy to electrical energy. Although the technology used in this approach has been proven in other industrial applications, it has not yet been demonstrated in our D8.2 wind turbines in that the D8.2 turbine has not been commercially produced and a D8.2 prototype is expected to complete operational testing begun in December, 2006. The D8.2 model is based upon our proven and type certified D8 model and is expected to be demonstrated in December of 2006 in Germany and presented for type certification at the DEWI-OCC facility in Germany. Type certification should be obtained in early 2007. We believe that the success of this prototype and the resultant certification will be a milestone event for this next generation product. The DeWind D8.2 will be available in both 50Hz and 60Hz variants.

At the time of the acquisition, EU Energy had approximately $2.7 billion in Turbine Reserve Agreements (TRAs) for their current and future wind turbines, substantially all of which are for deliveries scheduled to begin in late 2007 through 2012 and which represents a substantial portion of the projected production capacity of EU Energy during that time frame. The TRAs represented the intent for wind farm operators and other individuals to purchase wind turbines and as such are not binding agreements to purchase turbines, although they call for advance payments according to a schedule in advance of intended delivery dates. We reviewed the TRAs during our due diligence procedures and we believed that they represented valid intents to purchase the turbines at the prices indicated. Each of these TRAs required cash payments which have not materialized and are therefore cancelable. We now expect that the TRAs in existence at the acquisition date will be cancelled and either rewritten with these customers or replaced with other customer orders in terms that are more beneficial to us and we are in discussion with several parties to sell all of our expected production capacity for 2007 and 2008. We remain even more optimistic about our opportunities to sell our D6, D8, and D8.2 models.

ACCC Conductor sales

We continued our commercialization efforts for domestic and international sales of our ACCC product by hiring additional employees and consultants, establishing business relationships, and implementing and enhancing our sales processes. Our sales efforts consist of direct and indirect sales efforts. Our indirect efforts are through our distribution agreement with General Cable (see below) which is a non-exclusive distribution agreement for the US and Canada. Our direct sales efforts are for sales areas in the US and Canada without a General Cable presence and for international sales. We currently have a Domestic and International sales and marketing team of twelve employees and consultants and we leverage the sales efforts of our distribution partner, General Cable, for our North American sales efforts. Our worldwide ACCC conductor related revenues increased 200% from fiscal 2005 levels of $1.0 million to $3.0 million in fiscal 2006 of which $1.3 million was sold in the United States and $1.7 million was sold to Jiangsu Far East in China.

Of the $1.3 million in the US, approximately $1.0 million was for an ACCC conductor sale made to the City of Kingman, Kansas as part of the bankruptcy settlement. We now believe that our current and future customer base in the US delayed their selection of ACCC for two primary reasons: (i) our 2005 Chapter 11 bankruptcy filing caused a large degree of uncertainty with our customers and likely delayed their decisions to purchase ACCC conductor and (ii) there was a problem resulting from installation issues with our first American Electric Power order in January, 2006. The latter issue necessitated a full quality review to ascertain the root cause of the problem which was later determined to be improper installation procedures. We subsequently redesigned and enhanced our installation procedure manuals and we implemented a total quality review that culminated recently with our ISO 9001:2000 certification in November, 2006. Due in large part to our efforts with this customer to resolve the issue, we received two additional orders from American Electric Power sold through our General Cable partner totaling approximately $1.5 million for ACCC core deliverable in December, 2006 and we are working with American Electric Power on additional orders. In addition to an order from a new fiscal 2007 customer, we currently have a United States ACCC core backlog of approximately $2.4 million. We believe that our sales strategy, coupled with our improved quality and our emergence from bankruptcy positions us well as we continue to commercialize our product.

We made significant progress with our China sales during 2006 continuing into fiscal 2007. During fiscal 2006, we sold approximately $1.7 million of ACCC conductor representing 103.5 linear kilometers (62 miles) of conductor to Jiangsu Far East during fiscal 2006 as compared to approximately $36,000 or 2 kilometers in fiscal 2005. In addition, we currently have an order for $1.5 million representing 100 km (60 miles) of ACCC conductor for delivery in December, 2006. This December, 2006 order is the first ACCC conductor order where we will use an aluminum stranding supplier other than General Cable to wrap our ACCC core. We anticipate that we will continue with our success with this Chinese distributor with additional orders as we see demand for our products increasing in China. We further expect that our projected fiscal 2007 growth will be primarily in the international markets and we see substantial revenue growth opportunities in China, Europe and the Middle East.

Wind Turbine sales and operations

Our Wind Turbine sales represent activity from the date of the EU Energy acquisition of July 3, 2006 through our fiscal year end September 30, 2006. Total wind turbine and related service revenues was $6.6 million for the quarter and fiscal year.

Recorded product revenues consisted of the sale of three DeWind D6 turbines delivered during the quarter to Shanghai Electric Group for $3.1 million or approximately $1.04 million for each turbine. The turbines were sold out of inventory acquired from EU Energy during the acquisition. In addition, during the quarter, three additional DeWind D6 turbines and three DeWind D8 turbines were sold to existing customers for a combined total of approximately $8.9 million. Billings and cash received from these six turbines have been deferred at September 30, 2006. After the shipment of these six turbines, we have two each of D6 and D8 turbines available for sale out of our acquired inventory. Gross margin on the acquired turbines are reflective of costs accounted for under acquisition accounting which approximate liquidation value and which are not necessarily reflective of gross margins expected for future commercial turbine sales for turbines produced subsequent to the acquisition.

Service revenues consisted of approximately $3.5 million of revenues recognized from turbine repairs and turbine maintenance contracts. Service costs of $4.7 million represents personnel and other operating costs and costs related to additional availability provisions. The service group operated at a negative gross margin for two primary reasons: a) between 2003 and 2005, under the ownership of FKI, DeWind sold turbines with extended warranties and contracts for annual billings for maintenance below the costs required to service the turbines and b) operational inefficiencies resulting from a small number of turbines under service contract. To resolve these issues, subsequent to our fiscal year end, on October 1, 2006 we sold 50% of the formerly 100% owned EU Energy Service & Maintenance GmbH subsidiary of DeWind to Enertrag AG. Enertrag had previously been one of our largest turbine and service customers. We anticipate that the Enertrag transaction will provide economic advantages by bringing more turbines under service which will in turn result in greater revenues and increased operational cost efficiencies. Further, the turbines sold in 2003 to 2005 under two to five year warranties and related service contracts expire in 2007 and 2008 which we expect will be renewed at service rates higher than the original contract rates.

At September 30, 2006 we had limited capacity for turbine production in our Lübeck, Germany facility and we realized that an alternative production solution was required for turbines for delivery outside of Europe. To provide for a high quality, low cost assembly facility with a minimum in initial outlays for equipment we evaluated several alternative production facilities and partners. Subsequent to our fiscal year end, on November 27, 2006 we signed an agreement with TECO/Westinghouse Motor Company to outsource the production of our DeWind D8.2 model turbines in the United States beginning in 2007. See also subsequent events footnote 21 in Item 8 below. We anticipate that other turbine production outside of Europe will be outsourced in a similar manner.

Our ability to produce turbines is limited by two primary but related factors: i) our ability to source key components and ii) sufficient working capital to purchase parts. Turbine components are manufactured by third party vendors which often require long lead times and considerable down payments in advance of delivery to cover the vendors’ material purchases and technical costs. Certain key components, such as turbine blades, gearboxes, bearings, and our Voith torque converters, also require very accurate engineering and technical specifications and therefore result in a very limited number of or in some cases one, qualified vendors available worldwide. Finally, the current market for turbine components is very competitive and requires long lead time of six months or more for these key components to ensure that the parts are delivered on time at as dictated in the engineering specification requirements.

To address the cash flow issues, our turbine purchase agreement contracts called Turbine Purchase Agreements or TPAs are written to attempt to match the upfront cash payment to vendors with upfront cash payments from our customers. Historically, DeWind has received and we expect to receive advance payments consisting of 5-15% of the turbine price as a “hold” fee a year in advance of turbine delivery in addition to other payment advances made periodically up to and through turbine assembly that, including any hold fees, total 90 to 95% of the total aggregate sale price by the time the turbine is delivered to a wind farm site for commissioning. All advance payments are recorded as deferred revenues until the revenue cycle is complete, typically upon delivery or turbine commissioning, as dictated in the customer contract. Any costs associated with turbines built under the TPA are recorded to work in progress inventory and costed to product costs at the end of the revenue cycle. Finally, our customers typically hold back a retention amount of 5 to 10% payable in six to twelve months after commissioning to allow for any unforeseen turbine operational problems that arise and are typically found and resolved within three months after a turbine is commissioned.

Operational changes:

A number of changes have been made to our operations capabilities, both in terms of systems implementation and human resources.

Since our acquisition of DeWind in July, 2006 we have worked to incorporate and merge our management teams together so as to provide a seamless integration of our operations. In July, 2006 subsequent to the acquisition, we appointed Mr. Michael Porter, former CEO of EU Energy as the President of CTC Corporation with managerial responsibility of day to day operations overseeing both of our operational divisions of CTC Cable and DeWind. Mr. Porter reports to Mr. Benton Wilcoxon who retains his Chief Executive Officer and Acting Chief Financial Officer roles. We have also retained the services of several former EU Executives including Mr. Andrew Lockhart as VP of Marketing, Mr. Victor Lilly as our VP of Technology, and Mr. Joerg Kubitza as General Manager of the DeWind division. Our efforts in the DeWind division have centered on selling and product development. We are actively seeking to sell all of our remaining acquired inventory stocks as well as finalizing our first substantial sale of our next generation D8.2 turbine in the United States as described above. Our product development efforts have centered on the completion and commissioning of our D8.2 turbine at a world class test site in Cuxhaven, Germany. This turbine was shipped to the test site in November, 2006 and is expected to be commissioned in December, 2006.

We continued to develop and refine the ACCC product during 2006. In February of 2006, we reorganized our management structure by eliminating the position of Acting Chief Operating Officer held by Brian Brittsan, and added Marvin Sepe as the new VP of Manufacturing for CTC Cable and subsequently promoted Mr. Sepe to the President of CTC Cable in July, 2006. Mr. Sepe has brought to our company significant experience in the management of the production of technology products as well as quality assurance programs. Mr. Sepe has implemented a complete quality review and significantly enhanced our quality control procedures. We began to seek ISO 9001:2000 certification in March, 2006 and were successfully certified in November, 2006. We now believe that we have complete quality control over every reel of ACCC core produced in Irvine. Refinements and improvements to our ACCC product during the year centered on the design and build of a new pultrusion machine that is less expensive to build and which we believe has the potential to increase our line speed considerably. We also worked on additional materials optimization projects throughout the year.

We have enhanced and improved our information technology systems supporting finance, sales, marketing and administration. We believe these infrastructure improvements will improve efficiency and enhance our compliance with the requirements of the Sarbanes Oxley Act. We expect that we will be required to incur substantial expense to bring our Lubeck accounting and finance operations into compliance with the Sarbanes-Oxley requirements.

During the year, we added two Directors to our Board of Directors and had one Director retire. In December, 2005, Mr. William Arrington, formerly the Chief Operating Officer, retired from the company. In January, 2006 he resigned as a Director of the Company. We added two Directors, Mr. Michael McIntosh and Mr. Dean McCormick III in January, 2006 by appointment and they were voted in as Directors at our annual shareholders meeting in March, 2006. Mr. McCormick is an independent Director who has agreed to function as the compensation committee chairman and is a financial expert who will chair our audit committee. Mr. McIntosh currently and previously worked as a consultant to the company, primarily as the lead intellectual property attorney and he therefore is not considered independent.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Please refer to the Critical Accounting policies in the Footnotes to the Financial Statements.

Liquidity and Capital Resources

Comparison of Years Ended September 30, 2006,  September 30, 2005 and September 30, 2004

Our principal sources of working capital have been private debt issuances and equity financings.

Cash used by operations during the year ended September 30, 2006 of $6,263,703 was primarily the result of operating losses of $28.5 million , offset by non-cash charges of $13.7 million including stock issuances for settlements of $3.6 million, a carrying value adjustment to convertible debentures of $2.6 million, issuance of stock and warrants at fair value for services of $1.4 million, $1.4 million of depreciation and amortization, non cash interest expense of $2.0 million, stock option (SFAS 123R) expense of $1.0 million, and warrant modification charges of $0.7 million; and net working capital change of $8.6 million, in particular cash received for customer advances for DeWind turbines of $7.6 million. Cash provided by investing activities of $398,859 was related to the equipment purchases of $0.5 million and cash acquired from DeWind net of cash paid of $0.9 million. Cash provided by financing of $7,635,376 was primarily due to the cash proceeds from convertible debt and notes of $9.5 million and proceeds from warrants of $0.7 million offset by capital lease and note payable principal payments of $2.6 million.

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

Cash used by operations during the year ended September 30, 2005 of $12,449,211 was primarily the result of operating losses of $40.2 million , offset by non-cash charges of $26.6 million including litigation accruals payable in stock of $14.5 million, carrying value adjustment to convertible debentures of $4.8 million, receivable reserve of $2.5 million, issuance of stock and warrants at fair value for services of $2.3 million and non cash interest expense of $1.3 million; and net working capital recovery of $1 million. Cash provided for by investing activities of  $8,387,578 was related to the purchase of computer hardware and software, and equipment put in service in anticipation of manufacturing activities and the release of $10 million of restricted cash in November, 2004. Cash provided by financing of $1,938,833 was primarily due to the cash proceeds from option and warrant exercises net of principal payments made on capital lease obligations.

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

Cash used by operations for the year ended September 30, 2004 of $8,735,430 was primarily the result of $14.7 million of operating losses offset by non-cash compensation expenses of approximately $8.1 million including charges relating to deferred stock options, compensation expense, issuance of common stock and warrants for services and legal settlements, and a $2.1 million increase in working capital requirements. Cash used for investing activities consisted of fixed asset purchases of $846,535 offset by proceeds from equipment sold on sale-leaseback arrangements of $500,000 and $10 million in cash restricted related to the August 2004 Debentures. Cash provided by financing activities of $20,881,932 was primarily due to the $15.0 million debentures sold in August, 2004 as well as private equity sales of $3.3 million net of offering costs and warrant exercises for cash of $2.8 million.

As of November 30, 2006, the Company had approximately 2.0 million warrants "in the money" at current market prices that, if exercised, would result in $2,009,000 in cash proceeds. The Company also had 5,032,366 of "in the money" vested employee stock options that, if exercised would result in $2,168,000 of cash proceeds to the Company.

As of November 30, 2006 the Company had approximately $0.6 million in cash. We believe our cash position as of November 30, 2006 and expected cash flows from revenue orders will not be sufficient to fund operations for the next four calendar quarters. We anticipate that additional cash is needed to fund operations beyond December, 2006 and to the extent required the Company intends to continue the practice of issuing stock, debt or other financial instruments for cash or for payment of services until our cash flows from the sales of our primary products is sufficient to provide cash from operations or if we believe such a financing event would be a sound business strategy.

Results of Operations

Comparison of fiscal 2006 to 2005 and 2004

PRODUCT REVENUES. For fiscal 2004 and 2005, product revenues consisted of revenue from the sale of ACCC cable products to utility companies and composite core to General Cable. In fiscal 2006, with the acquisition of EU Energy product revenues included sales of wind turbines in addition to ACCC sales. Product revenues increased $1.0 million from $0 in fiscal 2004 to $1.0 million in fiscal 2005 as the result of our initial sales of ACCC conductor and increased $5.1 million from $1.0 million in fiscal 2005 to $6.1 million in fiscal 2006. The fiscal 2006 increase was due to $2.0 million increase in ACCC conductor sales over 2005 and $3.1 million due to turbine sales from our acquired wind subsidiary.

SERVICE REVENUES. Prior to our July, 2006 acquisition of EU Energy, we had no service revenues. The increase to $3.5 million was due to the acquisition of wind turbines under service and is described in greater detail in the segment breakdown below.

CONSULTING REVENUES Consulting revenues in 2006 represent $550,000 related to the City of Kingman contract as described above. There was no consulting revenue for 2005. Consulting revenue for 2004 consisted of $2,500,000 for a single consulting contract that was completed during the year ended September 30, 2004. No consulting contracts were completed during either the 2005. While this contract provided us with significant revenues, we currently are not concentrating our efforts to increase our consulting business and instead are focused on increasing our product revenues through commercialization of the ACCC Cable.

COST OF PRODUCT REVENUES For 2006, our costs include the costs to produce and ship ACCC cable and the acquisition value and costs to complete and ship turbines acquired from EU Energy. Fiscal 2006 costs increased $4.8 million to $5.4 million due to the increase in ACCC revenues and the shipment of three EU turbines. Fiscal 2006 costs are further broken down in the segment costs described below. Cost of product revenues for 2005 represented material, labor, and overhead costs to produce and ship ACCC cable sold and recognized as revenues. Cost of product revenues increased from $0 for 2004 to $651,000 for the 2005. The dollar increase was due to 2005 revenues recognized.

Cost of product revenues by segment for fiscal 2006 were $2.35 million for cable products and $3.07 million for turbine products representing gross margins of $651,000 for cable products or 21.7% of revenues and $49,000 or 1.6% of revenues for turbine products.

COST OF SERVICE REVENUE Cost of service revenue consists primarily of parts, supplies, labor, travel and other service related costs along with the net impact of warranty and related retrofit and availability liabilities. Cost of service increased from $0 in fiscal 2005 and 2004 to $4.6 million in fiscal 2006 and resulted in a negative gross margin of $1.2 million. Included in the service revenue costs was approximately $400,000 in additional availability reserves recorded during the quarter and fiscal year ending September 30, 2006 as the result of additional estimated availability penalties caused by a parts shortage for installed turbines remaining under warranty.

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

Cost of contract revenue since inception consisted of costs related to the single consulting contract that was completed during the year ending September 30, 2004. No consulting contracts were completed during the year ended 2005 and accordingly, no costs of contract revenue were recorded for the respective quarters. Cost of contract revenue for fiscal 2006 represents costs capitalized as of September 30, 2005 related to the deferred revenue described above.

Segment Analysis:

Revenues in fiscal 2006 totaled $10.13 million consisting of $3.55 million for the cable segment and $6.58 million for the wind segment against respective costs totaling $2.66 million for the cable segment and $7.7 million for the wind segment.

Cable Segment

Revenues: Cable revenues consisted of $3.0 million of ACCC conductor products and $0.55 million of consulting revenue. Conductor products sold consisted of 135.7 miles of ACCC conductor cable and 7.5 miles of ACCC conductor core including 63.5 miles of ACCC conductor representing $1,693,000 sold to Jiangsu Far East in China and 70 miles of ACCC conductor representing $988,000 sold to the City of Kingman, Kansas under a bankruptcy settlement described below. These two customers represented 58% and 43% of our cable segment revenues respectively for the year. These sales represent 17% and 15% of our consolidated fiscal 2006 revenues for Jiangsu Far East and the City of Kingman, KS respectively. For fiscal 2007, we expect to continue and increase our sales to China through Jiangsu Far East as our relationship with this customer grows. Since the transaction with the City of Kingman was the result of a bankruptcy settlement, we do not expect that this revenue stream will recur in 2007.

Subsequent to fiscal year end, we sold two additional orders of ACCC to one of our first two US utility customers, American Electric Power through General Cable for approximately $1.5 million of ACCC core. We also sold an additional $1.5 million of ACCC conductor to Jiangsu Far East for shipment to China. Including several smaller orders, our backlog for ACCC products as of November 30, 2006 is approximately $4.0 million.

City of Kingman: In the fiscal quarter ended December 31, 2003 CTC commenced providing services under a $2.675 million contract for design, production, and installation of a 21 mile long new ACCC transmission line in Kansas. Under the original contract, revenue from this contract will be recognized upon completion and as of September 30, 2004 and 2005; CTC had received $564,750 under the initial milestones of the contract that were recorded as deferred revenue.

The original contract included the requirement for the Company to provide composite poles and to provide project management services along with the project design and ACCC cable. The original contract was successfully renegotiated under the bankruptcy to reduce the contract to approximately $1.5 million and to include only the project design of approximately $550,000 and ACCC cable products delivery of $988,000. The cash received to date will be applied against the revised contract. This revised contract was approved by the Bankruptcy Court in November, 2005 and the product was shipped and installed during fiscal 2006.

We recognized no product revenues for 2004 and prior to the fourth fiscal quarter of 2005, all product revenues recorded were the result of "trial basis" sales. During the last fiscal quarter of 2005, we sold $1.0 million of ACCC products including $866,000 of cable core representing 74 linear miles through our agreement with General Cable in the United States and $32,000 representing 2 linear kilometers of ACCC conductor cable to Jiangsu Far East in China.

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

Cost of Cable Revenues and Gross Margin:
Gross margin for cable products increased $293,000 from $358,000 in fiscal 2005 to $651,000 in fiscal 2006. Gross margin as a percent of revenue for cable products was 21.7% for fiscal 2006 as compared to 35.5% for fiscal 2005. Our fiscal 2006 cable product revenue costs were higher than expected due to two factors: (i) approximately 33% of our fiscal 2006 sales represented a bankruptcy settlement sale to the City of Kingman which had very low margins and which we were negatively impacted by an unhedged market price change in aluminum and (ii) our remaining product sales in 2006 were primarily lower margin ACCC conductor sales to China. In 2005, a much larger proportion of our cable product sales were made as ACCC core sales to General Cable, which carry higher margin per revenue dollar.

We value our cable inventory on a standard cost basis which incorporates materials costs as well as capitalized labor and overhead costs. As our ACCC product gains acceptance and our production increases, we anticipate that we will gain additional operational efficiencies primarily involving labor and overhead efficiencies that will result in manufacturing cost savings. To date, we have not experienced these savings since we have not been at or near our production capacity and therefore full utilization of our labor and overhead expenses has not provided us with these efficiencies. We do not anticipate significant cost savings related to our materials cost since a large component of our materials cost is in composite grade carbon which is in short global supply and for which we have limited redundant supplies. As such, our gross margins may be negatively impacted by price increases of composite grade carbon. Our ACCC conductor product is wrapped with aluminum which has experienced cost appreciation during 2006 and is dependent on global supply and demand. During 2006, sales prices for our Kingman order were negotiated in October, 2005 and delivered in February, 2006 and during the interim, we experienced an approximately 15% increase in aluminum prices which we did not hedge and which resulted in additional costs of sales. To the extent we do not hedge the price of aluminum or we do not pass the risk of aluminum price swings to our customers, as is typically the case, we may experience cost increases or decreases for our ACCC conductor product. Finally, we have a limited history of our sales mix of higher margin composite core, or lower margin wrapped core (ACCC) or ACCC hardware products both in North America and outside of North America that would allow for greater visibility as to costs of product revenues and gross margins.

Our cost of turbine products sold for 2006 represent the costs involved with the sale of the three turbines sold to SEC in China. These turbines were held in inventory as of the acquisition date. Under acquisition accounting, using the guidance of SFAS 141, we are required to value the inventory acquired at the estimated selling price of the inventory, reduced by the estimated costs to prepare the turbines for sale including additional materials, labor, and shipping. Any asset revaluations are recorded to the goodwill acquired during the acquisition. In effect, the turbine inventory is valued at liquidation value and results in very little gross profit recorded. We expect that as we complete the liquidation of our acquired turbine inventory that our product costs of sales will approximate our product revenues for our turbines until we sell through our acquired turbines. As discussed above, we have identified customers for six of the ten remaining nacelles and hubs and we expect to sell the remaining turbines within the next two fiscal quarters. We do not anticipate any substantial sales of turbines sourced and produced by DeWind subsequent to the acquisition until late in fiscal 2007. Any turbines sales recognized as revenues during fiscal 2007 that were acquired during the purchase of EU Energy will be recorded at gross margins below what we believe to be indicative of future turbine margins.

Gross margin for cable consulting consisted of previously capitalized costs of $0.3 million and resulted in gross margins of $0.25 million representing a 44.5% gross margin percentage of revenues. As previously mentioned, we do not expect cable consulting services revenues or gross margin to recur in the future.

Wind Segment
Wind segment product revenues consisted of the sale of three version D6 turbines delivered during the quarter to Shanghai Electric Group for $3.1 million or approximately $1.04 million for each 1.25 rated Megawatt turbine. The turbines were sold out of inventory acquired from EU Energy during the acquisition. In addition, during the quarter, three additional 1.25 Megawatt D6 turbines and three 2.0 Megawatt D8 turbines were sold to existing customers for a combined total of approximately $8.9 million. These turbines are expected to be shipped by March, 2007 at margins similar to our fiscal 2006 margins. After the shipment of these six turbines, we have two each of D6 and D8 turbines available for sale out of our acquired inventory. Gross margin on the acquired turbines are reflective of costs accounted for under acquisition accounting which approximate liquidation value and which are not necessarily reflective of gross margins expected for future commercial turbine sales for turbines produced subsequent to the acquisition.

Wind Segment service revenues consisted of approximately $3.46 million of revenues recognized from turbine repairs and turbine maintenance contracts. Service costs of $4.65 million represents personnel and other operating costs and costs related to additional availability provisions. The service group operates at a negative gross margin for three primary reasons: a) between 2003 and 2005, under the ownership of FKI, DeWind sold turbines with extended warranties and contracts for annual billings for maintenance below the costs required to service the turbines, b) operational inefficiencies resulting from a small number of turbines under service contract resulted in excess costs per turbine serviced, and c) during the quarter ended September 30, 2006 subsequent to the acquisition, we incurred approximately $400,000 in additional estimated potential availability penalties related to inoperative turbines under warranty, caused by a parts shortage that we believe to be short lived. To resolve these issues, subsequent to our fiscal year end, on October 1, 2006 we sold 50% of the formerly 100% owned EU Energy Service & Maintenance GmbH subsidiary of DeWind to Entertrag AG. Entertrag had previously been one of our largest turbine and service customers. We anticipate that the Entertrag transaction will provide economic advantages by bringing more turbines under service which will in turn result in greater revenues and increased operational cost efficiencies. Further, the turbines sold in 2003 to 2005 under two to five year warranties and related service contracts expire in 2007 and 2008 which we expect will be renewed at service rates higher than the original contract rates. We also believe that Entertrag will improve our sourcing of turbine parts by providing an improved supply chain and an improved working capital position. We hope to achieve improved margins due to a combination of cost savings and increased revenues due to the addition of more Entertrag turbines and increased billing rates for DeWind turbines under legacy contracts approaching renewal.

We expect to account for the service revenues and service operations by consolidating the service subsidiary into our operations as a 50% owned subsidiary. As a result, the operational results for the quarter ending September 30, 2006 may not be indicative of the future performance of DeWind’s service organization.

Operating Expenses:

Except for the fourth fiscal quarter of 2006 subsequent to the July 3, 2006 acquisition date of DeWind, we did not track our Cable and Corporate expenses as separate segments. Therefore, the Cable segment operating expense analysis below will include 2006 expenses of a corporate nature. Any references to Cable expenses below are intended to include expenses of a corporate nature that are consistent with the consolidated expense reporting of fiscal years 2005 and 2004 and which are representative of operations prior to the DeWind acquisition. To the extent available, we have identified below those expenses of a corporate nature to provide better clarity. The Cable segment expense analysis is intended to provide consistent comparisons with historical operating expenses for fiscal 2004 and 2005. The following table provides a comparative analysis of operating expenses. All expense for fiscal years ended September 30, 2005 and 2004 represented the combined CTC Cable and Corporate expenses.

	2006	2006	2006	2005	2004
	Wind Segment	Cable Segment and Corporate	Consolidated	Consolidated	Consolidated
OPERATING EXPENSES					(restated)
Officer Compensation	--	566,293	566,293	246,838	845,000
General and administrative	1,677,444	4,204,028	5,881,472	5,234,015	3,717,583
Legal, professional & consulting	--	1,864,893	1,864,893	3,212,082	6,051,568
Research and development	564,505	4,290,670	4,855,175	5,413,787	3,258,055
Sales and Marketing	920,767	1,659,317	2,580,084	1,121,789	1,723,557
Depreciation and Amortization	558,325	793,219	1,351,544	559,084	153,039
Reorganization Expense - Bankruptcy legal fees	--	635,402	635,402	1,275,693	--
Total operating expenses	3,721,041	14,013,822	17,734,863	17,063,288	15,748,802

Our overall operating expenses increased by $0.6 million from $17.1 million in fiscal 2005 to $17.7 million for fiscal 2006. The increase was due to an increase of $3.7 million of the DeWind operating expenses, including $0.3 million of amortized intangibles, offset by a decrease in the Cable and corporate operating expenses of $3.1 million. The Cable and Corporate decrease was primarily due to a reduction of $2.5 million in bad debt expense, $2.0 million in combined litigation and bankruptcy related legal expenses, reflecting the impact of resolving our litigation and bankruptcy action in the first fiscal quarter of 2006 and resulting in much lower legal spending than fiscal 2005, offset by an increase in SFAS 123R stock option compensation charges of $1.0 million, corporate G&A expenditures of $0.6 million, financing fees increase of $0.7 million, and an expense decrease caused by the increase in the operating expenses allocated to cable inventory and cost of cable sold of $1.1 million.

OFFICER COMPENSATION: Officer Compensation represents CTC Corporate expenses and consists primarily of salaries, consulting fees paid in cash, and the fair value of stock grants issued to officers of the Company. Officer compensation increased 129% or $319,000 to $566,293 in fiscal 2006 and decreased 71% or $599,000 to $246,000 in fiscal 2005 from $845,000 in fiscal 2004. The fiscal 2006 increase was due to $189,000 in stock compensation expense and the addition of one officer. The fiscal 2005 decrease from 2004 was due to a reduction in the number of officers representing cash officer compensation of $169,000 and a reduction in non cash officer compensation related to the issuance of company stock of $410,000, valued at the fair market value on the date of issuance in August, 2004. No such company stock was issued in 2005 or 2006.

GENERAL AND ADMINISTRATIVE: General and administrative expense consisted primarily of salaries and employee benefits for administrative personnel, facilities costs, stock listing fees, insurance expenses, and expenses related to reserves for uncollectible receivables. G&A expense increased 12% or $647,000 from $5,234,000 in fiscal 2005 to $5,881,000 in fiscal 2006. The increase was due to a $1,677,000 increase from DeWind offset by a $1,030,000 decrease from CTC Cable and Corporate expenses. The CTC Cable decrease is the net effect of a $2,500,000 reduction in bad debt expense offset by the following increases: stock compensation charges of $560,000, Sarbanes Oxley related expense increase of $200,000, headcount related costs of $200,000, board of directors fees of $90,000, and expenses related to the Media Relations contract paid in stock of $290,000, and other corporate expense increase of $130,000.

The increase of $1,516,000 or 42% from $3,718,000 in FY 04 to $5,234,000 in FY 05 was due to an increase in bad debt reserve of $2,500,000 offset by a $739,000 decrease in non cash expenses paid in stock warrants and expenses related to cashless option exercises, a decrease in facilities and overhead costs of $162,000, and a decrease in other G&A expenses of $83,000.

LEGAL, PROFESSIONAL, AND CONSULTING: Legal, Professional, and Consulting expenses consist of legal fees paid to outside attorneys for litigation and general corporate purposes both in cash and in common stock valued at fair market value upon date of issuance, costs associated with financing arrangements including finders fees and financing costs, and compensation expense related to variable accounting treatment of a decrease in the exercise price of warrants granted. Legal, Professional, and Consulting expenses are all related to CTC Corporate activities during fiscal 2006.

Legal, Professional, and Consulting expense decreased $1,347,000 from $3,212,082 in FY 05 to $1,864,893 for fiscal 2006. The decrease was due to a decrease in cash basis litigation, general legal, and SEC legal fees of $2,043,000 to $806,000, the result of the settlement of substantially all of our litigation at the end of November; offset by the net effect of finders fees and financing fees paid in stock for the October, 2005 and March, 2006 convertible debt financings and the conversion settlements in January, 2006 and September, 2006 totaling approximately $1,058,000 in aggregate in FY 06, an increase of $690,000 from the $368,000 expensed in FY05 and relating to the release of the $10M restricted cash in November, 2004.

Legal, Professional and Consulting decreased 47% or approximately $2,839,000 from fiscal 2004 to $3,212,082 in fiscal 2005. The 2004 to 2005 decrease was primarily due to a decrease of non-cash expenses of $3.9 million offset by an increase in cash expenses of $1.1 million. The non-cash expenses were equity based payments including: a $1,540,000 decrease in expenses related to warrant price modification in FY 2004, a decrease in $1,190,000 for litigation related legal expenses paid in stock, a decrease of $1,067,000 for warrants expensed in 2004 for 2004 services, and a decrease of $127,000 in the fair value of vested option expenses. The cash basis increase was the net effect of a decrease of $370,000 in cash financing fees relating to the $15M debenture offering in FY04, offset by an increase of $1,439,000 for SEC registration services and litigation legal expenses associated with the defense of the Acquvest, Ascendiant, and other litigation activities.

PRODUCT DEVELOPMENT: Product development expenses consist primarily of salaries, consulting fees, materials, tools, and related expenses for work performed in designing and development of manufacturing processes for the Company's products. Product Development expenses decreased 10% or $559,000 from $5,413,787 in fiscal 2005 to $4,855,175 in fiscal 2006 on a consolidated basis and increased $2,156,000 or 66% to $5,413,787 in fiscal 2005.

The fiscal 2006 decrease is the combined effect of an increase of $564,000 related to the DeWind operations and a $1,123,000 decrease in the CTC Cable product development expenses to $4,201,425. The CTC Cable decrease is attributable to an increase in stock compensation costs of $184,000 offset by a decrease in employee headcount expense of $266,000, an increase in patent related expenses of $89,000 and a $1,100,000 increase in the product development materials, headcount costs, and overhead costs capitalized into cost of sales and inventory during 2006 and thereby reducing operating expenses. During 2006, we were in commercial production for the entire year as compared to partial months during the last quarter of fiscal 2005.

The increase from 2004 to 2005 of $2,156,000 is due primarily to increased R&D efforts related to bringing our production of Composite Core and related hardware products on-line throughout the year including increased headcount of $1,692,000, $341,000 increase in expensed tools, equipment, and materials and $271,000 in additional overhead costs offset by a decrease of $367,000 in product development costs paid in stock, or related to stock option expenses.

SALES AND MARKETING: Sales and marketing expenses consist primarily of salaries, consulting fees, materials, travel, and other expenses performed in marketing, sales, and business development efforts for the Company. Sales and marketing expenses increased 130% or $1,458,295 from $1,121,789 in 2005 to $2,580,084 in 2006 and decreased $601,768 or 35% from 1,723,557 in 2004 to $1,121,789 in 2005. The increase was due to DeWind sales and marketing costs of $920,000 and increased spending on CTC Cable sales of $537,000 consisting of increased sales and marketing employees and consultant costs related to the expansion of our sales efforts in the US, Europe, and China including $21,000 of employee stock option expense. The decrease of $602,000 from 2004 to 2005 is attributable to $746,000 of non-cash equity compensation expenses in 2004 that were not issued in 2005, a reduction of $123,000 related to lower 2005 media purchases and offset by $284,000 of increased headcount and consulting related costs associated with bringing our Composite Core products to market

DEPRECIATION AND AMORTIZATION: Depreciation and amortization expense consists of depreciation related to the depreciation and amortization of the Company's capitalized assets. Depreciation expense increased $792,460 or 141% from fiscal 2005 to $1,351,544 in fiscal 2006. The increase was due to $558,325 of depreciation and amortization attributable to the operations of DeWind, including $326,000 of amortization of acquired intangibles and an increase of $234,135 due to an increase in assets attributable to CTC Cable and Corporate assets. The increase from $153,039 for fiscal 2004 to $559,084 in fiscal 2005 is due to an increasing asset base from 2004 to 2005.

REORGANIZATION EXPENSE - BANKRUPTCY: Reorganization expense - Bankruptcy consists of legal and bankruptcy related expenses, primarily our outside bankruptcy counsel, our trade payables committee counsel that we are required to fund, and bankruptcy related consultants, court costs, US Trustee fees, and other bankruptcy related costs. We had no similar costs in 2004. See also bankruptcy and litigation section below and the bankruptcy and litigation footnote disclosures.

INTEREST EXPENSE: Interest expense consists of interest paid and payable on the Company's capital lease obligations, the cash interest payable on Company’s Debentures and Notes and the amortization of the Convertible Note discount recorded for the value of the warrants and conversion features issued in conjunction with the Convertible Notes. The increase of13% or $344,000 from $2,587,272 in fiscal 2005 to $2,931,184 in fiscal 2006 was due to an increase of $281,000 to $1,895,000 in non-cash amortization of debt discount and an increase of $63,000 to $1,036,000 for interest payable in cash. The increase of $2,178,374 or 532% to $2,587,272 in 2005 from $408,898 in 2004 is due to both the August, 2004 debentures and the capital lease obligations being in existence for an entire year in 2005 as compared to a partial year in 2004. As of September 20, 2006 we had no debt with unamortized debt discounts and our debt balance consisted of approximately $6.0 million at 6% interest.

INTEREST INCOME Interest income increased from $13,897 in 2004 to $59,992 in 2005 and decreased to $29,820 in fiscal 2006. The respective changes from year to year were due to the change in the underlying cash balances.

EXPENSE RELATED TO INDUCEMENT OF CONVERTIBLE DEBT Expenses related to inducement of convertible debt of $3,586,236 in fiscal 2006 consists of the fair value of the stock issued to settle certain issues including waiver of antidilutive rights of related warrants and as an inducement to convert the $6.0 million October, 2005 and $1,325,000 of the $3,500,000 March, 2006 convertible notes. In January, 2006 we issued 1,308,142 shares valued at $1.72 per share or $2,250,000 to settle the October, 2005 convertible notes and in September, 2006 we issued 1,260,595 shares valued at $1.06 per share or $1,336,236 to settle $1,375,000 of the March, 2006 notes. There were no similar expenses for fiscal 2005 or 2004 and we do not expect these expenses to recur.

EXPENSE RELATED TO MODIFICATION OF WARRANTS DUE TO ANTI-DILUTIVE EVENTS Expenses related to the modification of warrants due to anti-dilutive events of $696,350 consists of the expenses resulting from the two anti-dilutive events in fiscal 2006. The expense represents the difference in the fair value of the respective warrants immediately before and immediately after price resets in warrant exercise prices and as described in the equity footnote to the financial statements in Item 8. In October, 2005, concurrent with the $6.0 million convertible debt offering, we reset the exercise price of the warrants associated with the $15 million convertible debt offering and recorded an expense of $388,691. In September, 2006, concurrent with the issuance of stock to settle and induce conversion of a portion of the March, 2006, we triggered anti-dilution on warrants connected with the October, 2005 and March, 2006 convertible note offerings and recorded an expense of $307,659.

REORGANIZATION EXPENSES AND ITEMS:

Bankruptcy legal fees: Under bankruptcy accounting, we are required to segregate the legal and professional fee expenses related to the bankruptcy filing. We incurred $635,402 and $1,275,693 in bankruptcy related expenses for fiscal 2006 and 2005 respectively. We incurred no bankruptcy related professional fees in either fiscal 2004. All bankruptcy related fees were corporate in nature.

Carrying value adjustment of convertible debt: Under bankruptcy accounting, as of the date of the bankruptcy filing, all liabilities are required to be adjusted to their expected settlement amount. This treatment resulted in the acceleration to expense of our recorded debt discount for debt incurred or brought into our bankruptcy. During Fiscal 2006, we sold $6 million in convertible notes while still under Chapter 11 bankruptcy protection and recorded a discount of $1,834,092 to the October, 2005 notes and triggered an additional discount of $788,148 on the remaining principal balance of the $15M August, 2004 debentures. The combined $2,622,240 was immediately expensed under bankruptcy accounting. For Fiscal 2005, we determined on the bankruptcy filing date of May 5, 2005 that we expected to pay the convertible debentures at 100% of their principal balance of $15,000,000 as of that date. We had previously recorded a discount to our $15 million convertible debt in the amount of $6,364,063, increased this by $1,993,253 in November, 2004 as the result of the issuance of warrants to release restricted cash, and had amortized $265,169 in fiscal 2004 and $1,614,692 in fiscal 2005 through the bankruptcy filing date of May 5, 2005 for a balance of $6,477,455 as of the bankruptcy date. We immediately expensed the $6,477,455 remaining balance to other expense on the date of the bankruptcy. We had no similar expenses in fiscal 2004.

LITIGATION AND BANKRUPTCY RELATED CLAIMS SETTLEMENTS:

We recorded $802,000 in expenses related to bankruptcy and litigation settlements in fiscal 2006 including

1) $702,000 paid to the four holders of the $15.0 million Debentures sold in August, 2004. The holders had made a claim with the bankruptcy court for liquidated damages relating to a delay in the filing of an effective registration statement. We settled this claim in June, 2006 by issuing 450,000 shares of Section 1145 stock valued at $1.56 per share.

2) $100,000 was accrued to settle the litigation with Michael Tarbox in equal twelve month installments from the date of the settlement in April in settlement of his litigation with the Company.

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

See also litigation footnote.

INCOME TAXES We made no provision for income taxes for the years ending September 30, 2006, 2005 and 2004 due to net losses incurred. We have determined that due to our continuing operating losses as well as the uncertainty of the timing of profitability in future periods, we should fully reserve our deferred tax assets. As of September 30, 2006, our deferred tax assets continued to be fully reserved. We will continue to evaluate, on a quarterly basis, the positive and negative evidence affecting our ability to realize our deferred tax assets.

Net Loss

Our net loss decreased to $28.5 million from $40.2 million for the years ended September 30, 2006 and 2005 respectively. The net loss decrease of $11.7 million is due to:

o A decrease in Gross Margin of $0.6 million from 2005 to 2006,

o An increase in Operating Expenses of $0.6 million from 2005 to 2006

o A decrease in Other Expenses of $12.9 million from 2005 to 2006

Gross Margin: The Gross Margin decrease is due to the net effect of the increase in gross margin from the Cable segment of $0.5 million, the result of increased $0.3 million in ACCC conductor margins and the one time consulting margin of $0.2 million offset by the negative gross margin of $1.1 million, primarily from the service subsidiary of the Wind segment.

Our operating expenses increased by $0.6 million from $17.1 million in fiscal 2005 to $17.7 million for fiscal 2006. The increase was due to an increase of $3.7 million of the DeWind operating expenses including $0.3 million in amortization of acquired intangibles, offset by a decrease in the Cable and corporate operating expenses of $3.1 million. The Cable and Corporate decrease was primarily due to a reduction of $2.5 million in bad debt expense, $2.0 million in combined litigation and bankruptcy related legal expenses, reflecting the impact of resolving our litigation and bankruptcy action in the first fiscal quarter of 2006 and resulting in much lower legal spending than fiscal 2005, offset by an increase in SFAS 123R stock option compensation charges of $1.0 million, corporate G&A expenditures of $0.6 million, financing fees increase of $0.7 million, and an expense decrease caused by the increase in the operating expenses allocated to cable inventory and cost of cable sold of $1.1 million.

Other Expenses: Our other expenses decreased by $12.9 million from $23.4 million to $10.5 million in fiscal 2006, due primarily to the net effect of non-recurring non-cash charges. In 2005, there were $14.4 million recorded for litigation and bankruptcy settlements, paid in stock in 2006 and $6.5 million in bankruptcy accounting driven adjustments to debt carrying value. In 2006 there was $0.8 million in litigation and bankruptcy settlements, $2.6 million in bankruptcy accounting driven adjustments to debt carrying value, $3.6 million relating to stock issued to induce and settle convertible debt, and $0.7 million for expense related to warrant anti-dilution.

Our net loss increased to $40.2 million from $14.7 million for the years ended September 30, 2005 and 2004 respectively. The net loss increase of $25.5 million is due to:

o A decrease in Gross Margin of $1.8 million from 2004 to 2005,

o An increase in Operating Expenses of $1.4 million from 2004 to 2005

o An increase in Other Expenses of $22.3 million from 2004 to 2005

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

Operating Expenses: The increase in operating expenses of $1.4 million consists of "cash basis" increases from 2004 to 2005 of $4.8 million and "non cash" expense decreases of $3.3 million. "Cash basis" changes include: a $1.3 million increase for Bankruptcy related legal and other costs, a $2.5 million increase in personnel and related overhead and materials cost increases related to production ramp up and increased sales & marketing efforts, a $1.4 million increase in legal and accounting related to increased litigation and SEC activity, and a decrease in finance fees of $0.4 million. "Non-cash" decreases consisted of a $3.9 million decrease in legal and consulting expenses for stock and warrant issuances at fair value and $1.9 million decrease in compensation charges related to option and warrant modifications, offset by a $2.5 million charge to fully reserve the 2004 receivable.

Other Expenses: The increase in other expenses is due to litigation settlements of $13.7 million, a the carrying value adjustment of $6.5 million related to our Bankruptcy filing, and $2.1 million in increased interest expense on our $15.0 million debentures and our capital leases.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table summarizes our contractual obligations (including interest expense) and commitments as of September 30, 2006:

		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

Long-Term Debt Obligations	$6,345,594	$6,345,594	--	--	--

Capital Lease Obligations	$430,950	$316,390	$114,560	--	--

Operating Lease Obligations	$5,722,758	$1,795,734	$3,649,106	$277,918	$--

NEW ACCOUNTING PROUNOUNCEMENTS In July 2006, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standards Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes." FIN 48 clarifies the accounting for uncertainty in income tax positions taken or expected to be taken in tax returns that effect amounts reported in a company's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." FIN 48 establishes a threshold condition that a tax position must meet for any part of the benefit of that position to be recognized in the financial statements. FIN 48 also provides guidance concerning derecognition, measurement, classification, interest and penalties and disclosure of tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently analyzing the effects of FIN 48.

In May 2005, the FASB issued FASB Statement No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements" ("FAS 154"). FAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. FAS 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The provisions of this Statement are effective for accounting changes and corrections of errors made in fiscal periods beginning after December 15, 2005. The adoption of the provisions of FAS 154 is not expected to have a material impact on the Company's financial position or results of operations.

In September 2006 the FASB issued Statement No. 157, FAIR VALUE MEASUREMENTS. The Statement provides guidance for using fair value to measure assets and liabilities. This Statement references fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. The Statement applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The Statement does not expand the use of fair value in any new circumstances. It is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS No. 157 is not expected to have a material impact on our financial position, results of operations or cash flows.

In September 2006, the Securities and Exchange Commission, or SEC, Staff issued Staff Accounting Bulletin No. 108 (SAB 108) addressing how the effects of prior-year uncorrected financial statement misstatements should be considered in current-year financial statements. SAB 108 requires registrants to quantify misstatements using both balance-sheet and income-statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relative quantitative and qualitative factors. SAB 108 does not change the SEC staff's previous guidance in Staff Accounting Bulletin No. 99 on evaluating the materiality of misstatements.

SAB 108 addresses the mechanics of correcting misstatements that include the effects from prior years. Additionally, SAB 108 requires registrants to apply the new guidance for the first time that it identifies material errors in existence at the beginning of the first fiscal year ending after November 15, 2006 by correcting those errors through a one-time cumulative effect adjustment to beginning-of-year retained earnings. We do not anticipate the adoption of SAB 108 to have a material effect on our financial position, results of operations or cash flows.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Our exposure to market risk relates primarily to our cash balances and the effect that changes in interest rates have on the interest earned on that portfolio. Our convertible debentures bear a fixed rate of interest.

As of September 30, 2006 we did not hold any derivative financial instruments for speculative or trading purposes. The primary objective of our investment activities is the preservation of principal while maximizing investment income and minimizing risk. As of September 30, 2006, we had $2.6 million in cash, cash equivalents and short-term investments that mature in twelve months or less. Due to the short duration of these financial instruments, we do not expect that a change in interest rates would result in any material loss to our investment portfolio.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Composite Technology Corporation
Irvine, California

We have audited the consolidated balance sheets of Composite Technology Corporation and subsidiaries (collectively, the “Company”) as of September 30, 2006 and 2005, and the related consolidated statements of operations and comprehensive loss, shareholders’ deficit and cash flows for each of the three years in the period ended September 30, 2006. Our audits also included the financial statement schedules of Composite Technology Corporation listed in Item 15(1). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Composite Technology Corporation and subsidiaries as of September 30, 2006, and 2005, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has suffered recurring losses from operations. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Composite Technology Corporation's and subsidiaries’ internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our report dated December 21, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of Composite Technology Corporation’s internal control over financial reporting and an opinion that Composite Technology Corporation and subsidiaries had not maintained effective internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Santa Ana, California
December 21, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Composite Technology Corporation
Irvine, California

We have audited management's assessment, included in the accompanying “Management’s Report on Assessment of Internal Control Over Financial Reporting”, included in item 9A, that Composite Technology Corporation (the “Company”) did not maintain effective internal control over financial reporting as of September 30, 2006, because of the effect of material weakness identified in management's assessment, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Composite Technology Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management's assessment:

Entity Level Processes and Weaknesses
As of September 30, 2006, the following material weaknesses existed related to general processes and weaknesses for the entity taken as a whole:

•	Proper segregation of duties and inadequate training did not exist as well as an inadequate number of accounting and finance personnel staff at fiscal year end.

•
The Company had a one member Audit Committee, a one member Compensation Committee, and had a designated financial expert on the Board of Directors since January of 2006. Until December, 2005 the Company only had a two person non-independent Board of Directors and from January, 2006 through November, 2006 the Company had one independent director and two non-independent directors comprising their Board of Directors.

•	The Company did not have an independent internal audit function due to the small size of the organization.

These material weaknesses related to the entity as a whole affect all of the Company’s significant accounts and could result in a material misstatement to the Company’s annual or interim consolidated financial statements that would not be prevented or detected.

Information Technology Controls (ITCs)
ITCs are policies and procedures that relate to many applications and support the effective functioning of application controls by helping to ensure the continued proper operation of information systems. Information technology general controls (ITGCs) include four basic information technology (IT) areas relevant to internal control over financial reporting: program development, program changes, computer operations, and access to programs and data. As of September 30, 2006, a material weakness existed relating to the Company’s information technology general controls, including ineffective controls relating to:

•	Access to programs and data including (1) user administration, (2) application and system configurations, and (3) periodic user access validation

Inventory Processes
As of September 30, 2006, the following material weaknesses existed related to ineffective controls over the Company’s inventory processes:

•
Perpetual Inventory records: Ineffective controls to (a) accurately record the raw materials inventory moved out of inventory stores and into manufacturing production and later into finished goods and, (b) accurately record manufacturing variances.

Procure to Pay Process
During the Company’s fiscal 2006 assessment of the Company’s procure to pay (cash payments and disbursements) cycle, the Company determined that there were numerous significant control deficiencies relating primarily to inventory purchasing and related purchasing and payable system control deficiencies. If assessed on an individual basis, none of these deficiencies were determined to be material weaknesses. However, taken in the aggregate the Company believes the following constitute a material weakness:

•	An effective purchasing function did not exist during the entire fiscal year.
•
There were inadequate system driven matching controls over the receiving function for inventory parts and supplies. Receiving tolerances for inventory related pricing and quantities received are not established systematically.

•	There was a lack of segregation of duties between the purchasing and payable processing functions.
•	There were inadequate vendor management duties and responsibilities during the year
•	There was a lack of sufficient purchasing reports for management review.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 financial statements, and this report does not affect our report dated December 21, 2006 on those financial statements.

In our opinion, management's assessment that Composite Technology Corporation did not maintain effective internal control over financial reporting as of September 30, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Composite Technology Corporation has not maintained effective internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Santa Ana, California
December 21, 2006

PART 1 - FINANCIAL STATEMENTS
COMPOSITE TECHNOLOGY CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2006	September 30, 2005
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$2,578,347	$807,815
Accounts Receivable, current, net of reserve of $2,500,000 and $ 2,500,000	9,473,863	56,998
Inventory, net	23,891,867	1,233,334
Prepaid Expenses and Other Current Assets	3,433,936	395,978

Total Current Assets	39,378,013	2,494,125

Long Term Trade Receivables	2,028,927	--
Property and Equipment, net	4,714,084	2,765,609
Goodwill and Intangible Assets	49,616,000	--
Other Assets	515,800	511,581
TOTAL ASSETS	$96,252,824	$5,771,315

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts Payable and Other Accrued Liabilities	$12,965,468	$4,700,553
Deferred Revenues and Customer Advances	17,808,209	621,748
Warranty Provision	11,594,876	--
Accrued Litigation Settlements	--	14,244,792
Lease Obligation - Current	286,650	403,191
Current Portion - Convertible Notes	6,023,250	--

Total Current Liabilities	48,678,453	19,970,284

LONG TERM LIABILITIES
Convertible Notes - Long Term	--	10,860,442
Long Term Portion of Warranty Provision	3,059,328	--
Long-Term Portion of Deferred Revenues	2,304,492	--
Lease Obligation - Long-Term	111,038	444,696
Total Long-Term Liabilities	5,474,858	11,305,138
Total Liabilities	$54,153,311	$31,275,422
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY (DEFICIT)
Common Stock, $.001 par value 300,000,000 shares authorized 178,635,325 and 118,744,359 issued and outstanding	178,635	118,744
Additional Paid in Capital	137,461,330	40,979,912
Subscription Receivable	(378,000)	--
Accumulated Deficit	(95,125,955)	(66,602,763)
Accumulated Other Comprehensive Loss	(36,497)	--
Total Shareholders’ Equity (Deficit)	42,099,513	(25,504,107)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$96,252,824	$5,771,315

The accompanying notes are an integral part of these financial statements

COMPOSITE TECHNOLOGY CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Years ended September 30,
	2006	2005	2004
			(restated)
Revenue
Product Sales	$6,127,718	$1,008,970	$-
Service Revenue	3,457,596	-	-
Consulting Revenue	550,000	-	2,500,000
Total Revenue	10,135,314	1,008,970	2,500,000

Cost of Product Sold	5,427,510	650,563	-
Cost of Service Revenue	4,646,742	-	-
Cost of Consulting Revenue	304,787	-	314,548
Gross Profit (Loss)	(243,725)	358,407	2,185,452

OPERATING EXPENSES
Officer Compensation	566,293	246,838	845,000
General and Administrative	5,881,472	5,234,015	3,717,583
Legal, Professional & Consulting	1,864,893	3,212,082	6,051,568
Research and Development	4,855,175	5,413,787	3,258,055
Sales and Marketing	2,580,084	1,121,789	1,723,557
Depreciation and Amortization	1,351,544	559,084	153,039
Reorganization Expense - Bankruptcy Legal Fees	635,402	1,275,693	-
Total Operating Expenses	17,734,863	17,063,288	15,748,802
LOSS FROM OPERATIONS	(17,978,588)	(16,704,881)	(13,563,350)
OTHER INCOME / EXPENSE
Interest Expense	(2,931,184)	(2,587,272)	(408,898)
Interest Income	29,820	59,992	13,897
Reorganization Item - adjustment to Carrying value of Convertible Debentures	(2,622,240)	(6,477,455)	-
Expense related to Inducement of Convertible Debt	(3,586,236)	-	-
Expense related to Modification of Warrants due to Anti-Dilution Events	(696,350)	-	-
Litigation and Bankruptcy Claims Settlements	(802,000)	(14,464,417)	(739,000)
Other Income/ (Expense)	67,842	10,626	9,476
Total Other Income / Expense	(10,540,348)	(23,458,526)	(1,124,525)
Loss before Income Taxes	(28,518,936)	(40,163,407)	(14,687,875)
Income Taxes	4,256	--	--
NET LOSS	(28,523,192)	(40,163,407)	(14,687,875)
OTHER COMPREHENSIVE LOSS
Foreign Currency Translation adjustment, net of tax of $0, $0, and $0	(36,497)	--	--
COMPREHENSIVE LOSS	$(28,559,689)	$(40,163,407)	$(14,687,875)

COMPOSITE TECHNOLOGY CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS, CONT’D

	For the years ended September 30,
	2006	2005	2004
			(restated)

BASIC AND DILUTED LOSS PER SHARE
Loss per share	($0.20)	($0.35)	($0.14)
TOTAL BASIC AND DILUTED LOSS PER SHARE AVAILABLE TO COMMON SHAREHOLDERS	($0.20)	($0.35)	($0.14)
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING	142,462,240	114,384,274	103,168,626

The accompanying notes are an integral part of these financial statements

COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY FOR
THE YEARS ENDED SEPTEMBER 30, 2006, 2005 and 2004 (restated)

	Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Common Stock Committed	Subscription Receivable	Additional paid-in capital	Accumulated Other Comprehensive Loss		Accumulated deficit		Total

Balance at September 30, 2003	1,000	$1	102,012,815	$102,014	$194,375	$(1,150,000)	$13,100,245		--		$(11,796,877)	$449,758

Issuance of common stock for
Cash at a price of $0.40 per share with 120,000 detachable Series P warrants with an exercise price of $0.80 valued at $1.212 per warrant	--	$--	600,000	$600	$(100,000)	$--	$239,400	$	- -	$	- -	$140,000
Cash at a price of $1.25 per share with 1,200,000 detachable warrants with an exercise price of $2.04 valued at $1.212 per warrant	--	--	2,400,000	2,400	--	--	2,997,600		--		--	3,000,000
Cash at the price of $1.40 per share	--	--	89,360	88	--	--	125,016		--		--	125,104
Cash pursuant to warrant exercises	--	--	6,718,555	6,718	(76,875)	--	2,887,560		--		--	2,817,403
Cash pursuant to option exercises	--	--	370,000	370	(15,000)	--	92,130		--		--	77,500
Cashless warrant exercises	--	--	11,325	12	--	--	(12)		--		--	--
Cashless options exercises	--	--	237,220	237	--	--	(237)		--		--	- -
Fair value of facility rents	--	--	140,160	140	--	--	147,028		--		--	147,168
Fair value of services	--	--	1,913,254	1,914	--	--	2,576,132		--		--	2,578,046
Settlement of litigation	--	--	675,000	675	--	--	738,325		--		--	739,000
Common Shares issued in exchange for Preferred stock	(1,000)	(1)	107,631	107	--	--	(107)				45,395	45,394
Issuance of warrants for:
Inducement for early exercise of Series E warrants	--	--	--		--	--	106.120		--		--	106,120
$15 million debenture offering	--	--	--		--	--	6,364,063		--		--	6,364,063
Services	--	--	--		--	--	1,792,509		--		--	1,792,509
Cancellation of Series I PPM Common Shares previously issued	--	--	(4,400,000)	(4,400)	--	259,600	(255,200)		--		--	--
Cancellation of Series I PPM Warrants previously issued	--	--	--	--	--	840,400	(840,400)		--		--	--
Cancellation of shares previously issued for Series B warrant exercises	--	--	(34,000)	(34)	--	--	(6,086)		--		--	(6,120)
Induced conversion of warrants exercised on June 24, 2004 related to Securities Purchase Agreement	--	--	--	--	--	--	1,433,880		--		--	1,433,880
Compensation expense related to modification of stock option awards	--	--	--	--	--	--	364,277		--		--	364,277
Recognition of deferred compensation expense	--	--	--	--	--	--	298,821		--		--	298,821
Committed Stock adjustment	--	--	--	--	(2,500)	50,000	(9,800)		--		--	37,700
Offering Costs paid in cash	--	--	--	--	--	--	(220,030)		--		--	(220,030)
Net Loss	--	--	--	--	--	--	--		--		(14,687,874)	(14,687,874)
Balance at September 30, 2004	-	$--	110,841,320	$110,841	$--	$--	$31,931,234		$--		$(26,439,356)	$5,602,719

The accompanying notes are an integral part of these financial statements

COMPOSITE TECHNOLOGY CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY FOR
THE YEARS ENDED SEPTEMBER 30, 2006, 2005, and 2004 (restated), Continued

	Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Common Stock Committed	Subscription Receivable	Additional paid-in capital	Accumulated Other Comprehensive Loss	Accumulated deficit	Total

Issuance of Common Stock for
Cash pursuant to warrant exercise	--	--	3,546,910	$3,547		$--	$1,982,741	$--	$--	$1,986,288
Cash pursuant to option exercises	--	--	1,480,000	1,480	--	--	293,520	--	--	295,000
Cashless warrant exercises	--	--	257,352	257	--	--	(257)	--	--	--
Conversion of Convertible Debentures	--	--	2,478,777	2,479	--	--	4,137,079	--	--	4,139,558
Fair value of Services	--	--	150,000	150	--	--	325,619	--	--	325,769

Recognition of deferred compensation expense	--	--	--	--	--	--	248,675	--	--	248,675
Committed Stock adjustment	--	--	(10,000)	(10.00)	--	--	10	--	--	--
Modification of option award	--	--	--	--	--	--	54,625	--	--	54,625
Issuance of warrants for services	--	--	--	--	--	--	12,857	--	--	12,857
Issuance of warrants for debenture modification	--	--	--	--	--	--	1,993,809	--	--	1,993,809
Net Loss	--	--	--	--		--	--	--	(40,163,407)	(40,163,407)
Balance at September 30, 2005	--	$--	118,744,359	$118,744	$--	$--	$40,979,912	$--	$(66,602,763)	$(25,504,107)

Issuance of Common Stock for
Cash pursuant to warrant exercise	--	--	913,596	914		(378,000)	1,075,661	--	--	698,575
Conversion of Convertible Debt	--	--	7,815,048	7,815	--	--	12,154,377	--	--	12,162,192
Inducement to convert Convertible Debt	--	--	2,568,737	2,569	--	--	3,583,667	--	--	3,586,236
Settlement of Bankruptcy claims and litigation	--	--	7,971,425	7,971	--	--	15,201,551	--	--	15,209,522
Fair value of Services provided	--	--	1,175,014	1,175	--	--	1,830,975	--	--	1,832,150
Interest paid in common stock	--	--	277,476	277	--	--	450,482	--	--	450,759
EU Energy Acquisition	--	--	39,169,670	39,170	--	--	55,190,065	--	--	55,229,235

Issuance of Warrants for
Services	--	--	--	--	--	--	742,286	--	--	742,286
Antidilutive effect of stock issuance	--	--	--	--	--	--	131,748	--	--	131,748
$6.0 million Debtor in Possession financing	--	--	--	--	--	--	1,834,092	--	--	1,834,092
$3.5 million Bridge Financing	--	--	--	--	--	--	1,956,526	--	--	1,956,526

Warrant modifications due to antidilutive events	--	--	--	--	--	--	564,331	--	--	564,331
Additional conversion feature - antidilutive event	--	--	--	--	--	--	788,148	--	--	788,148
Vesting of options issued to non-employees	--	--	--	--	--	--	239,405	--	--	239,405
Vesting of options issued to employees	--	--	--	--	--	--	738,104	--	--	738,104
Other Comprehensive Loss	--	--	--	--	--	--	--	(36,497)	--	(36,497)
Net Loss	--	--	--	--	--	--	--	--	(28,523,192)	(28,523,192)
Balance at September 30, 2006	--	$--	178,635,325	$178,635	$--	(378,000)	$137,461,330	(36,497)	$(95,125,955)	$42,099,513

The accompanying notes are an integral part of these financial statements

COMPOSITE TECHNOLOGY CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
THE YEARS ENDED SEPTEMBER 30, 2006, 2005, and 2004 (restated)

	Year Ending September 30,
	2006	2005	2004
			(restated)
OPERATING ACTIVITIES
NET LOSS	$(28,523,192)	$(40,163,407)	$(14,687,875)
Interest on fixed conversion features	1,956,526	1,266,924	265,169
Depreciation and Amortization	1,351,544	559,084	153,039
Compensation expense for fair value of options	977,509	248,675	298,821
Carrying value adjustment-convertible debt	2,622,240	-	-
Amortization of prepaid services originally paid in common stock	398,107	-	234,350
Issuance of warrants for services	410,386	2,006,666	1,792,510
Issuance of common stock for legal settlement	3,586,236	-	739,000
Issuance of common stock for services	1,002,423	325,769	2,725,215
Issuance of common stock for interest	17,325	-	-
Bad debt expense	-	2,500,000	-
Modification of warrants due to antidilution provision	696,079	-	-
Litigation and bankruptcy settlements	702,000	14,455,792	-
Inventory reserve expense	-	239,367	-
Carrying value adjustment for liabilities	-	4,831,970	-
Compensation expense related to warrant modification	-	-	1,540,000
Compensation expense for modification of options	-	54,626	364,277
Other	(11,732)	147,649	(9,482)

CHANGES IN ASSETS / LIABILITIES
Inventory	(209,143)	(672,028)	(788,799)
Accounts receivable	493,006	(55,004)	(2,501,994)
Prepaids and other current assets	1,051,860	(18,926)	(485,750)
Other assets	(4,219)	(304,855)	(209,600)
Accounts payable and other accruals	675,597	2,071,489	1,426,593
Deferred revenue	7,662,903	56,998	564,750
Accrued legal settlement	-	-	(145,600)
Accrued warranty liability	(1,119,158)	-	-
Net Cash - Operating	$(6,263,703)	$(12,449,211)	$(8,725,376)

INVESTING ACTIVITIES
Cash received from EU acquisition	1,163,712	-	-
Cash paid for EU acquisition	(237,487)	-	-
Restricted cash	-	10,010,060	(10,010,060)
Proceeds from sale of assets	-	210,570	500,000
Purchase of PP&E	(527,366)	(1,833,052)	(846,385)
Net Cash - Investing	$398,859	$8,387,578	$(10,356,445)

COMPOSITE TECHNOLOGY CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
THE YEARS ENDED SEPTEMBER 30, 2006, 2005, and 2004 (restated), Continued

FINANCING ACTIVITIES
Proceeds from issuance of convertible debt	9,500,000	-	15,000,000
Convertible debt repayment - $3.5M bridge	(2,175,000)	-	-
Payments on capital leased assets	(450,199)	(342,455)	(65,618)
Proceeds from sale of common stock	-	-	3,265,105
Common stock subscription receivable	-	-	50,000
Proceeds from exercise of warrants	698,575	1,986,288	2,817,403
Proceeds from exercise of options	-	295,000	65,000
Cash advances (to)/from officers	62,000	-	(29,928)
Offering costs	-	-	(220,030)
Net Cash - Financing	$7,635,376	$1,938,833	$20,881,932

Net Change in Cash	$1,770,532	$(2,122,800)	$1,800,117
Cash at Beginning of Year	$807,815	$2,930,615	$1,130,498
Cash at End of Year	$2,578,347	$807,815	$2,930,615
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
INTEREST PAID	$831,807	$527,556	$408,898
TAXES PAID	$4,256	$-	$1,600
CASH PAID FOR REORGANIZATION ITEMS	$949,871	$240,876	$-

Supplemental Disclosure of Non-cash Activities:
On July 3, 2006, we acquired EU Energy. (Note 5)
Accounts receivable	$11,939,000	$--	$--
Inventories	22,450,000	--	--
Property, plant and equipment	2,447,000	--	--
Other assets	5,621,000	--	--
Intangible assets and goodwill	49,942,000	--	--
Accounts payable and accrued expenses	(9,412,000)	--	--
Warranty reserves	(15,774,000)	--	--
Deferred revenues and customer advances	(11,828,000)	--	--
Acquisition costs net of cash acquired	(156,000)	--	--
Stock issued for purchase of EU Energy	(55,229,000)	--	--
	$--	$--	$--

The accompanying notes are an integral part of these financial statements

Supplemental Schedule for Non Cash Financing Activities

During the year ending September 30, 2006, the Company issued 3,089,236 shares of common stock for the conversion of $4,837,192 of the August, 2004 Convertible Debentures as follows:
-	$680,191 of principal was converted at $1.67 per share into 407,300 shares of common stock
-	$4,157,001 of principal was converted at $1.55 per share into 2,681,936 shares of common stock.

During the year ending September 30, 2006, in October, 2005 the Company raised $6,000,000 in convertible notes. In conjunction with these notes:
-
The Company issued 1,354,838 warrants and valued the conversion features of the notes and warrants at $1,834,092. Under bankruptcy accounting, the entire balance was expensed as a reorganization item immediately following issuance. See also footnotes 3 14, and 18.

-	The Company issued 232,258 shares of common stock for debt financing services valued at $360,000.
-
The Company triggered certain anti-dilution provisions in the August, 2004 Convertible debentures including the re-pricing of warrants issued to the debenture holders and a re-setting of the debt conversion price from $1.67 to $1.55. The company re-priced 4,537,538 warrants and recorded an expense charge of $388,962 to other expense. The Company recorded the intrinsic value of the change to the conversion price at $788,148 as additional debt discount to the August, 2004 debentures. Under bankruptcy accounting, the debt discount was immediately charged to expense as a reorganization item - adjustment to debt carrying value immediately following the re-pricing . See also footnotes 3, 13, and 18.

-
The Company induced full conversion of these notes in January, 2006. The Company issued 3,870,972 shares of common stock registered under Bankruptcy code section 1145 at a conversion price of $1.55 per share for the conversion of the $6.0 million in notes. To facilitate the conversion and to settle other outstanding issues, the Company issued 1,308,142 unregistered shares valued at the previous trading day’s closing market price of $1.72 per share. The company recorded a charge of $2,250,005 to other expense relating to inducement of convertible debt as a result of this transaction. To facilitate this transaction, 78,459 shares of stock valued at $1.72 per share were issued and the Company recorded a charge to legal, professional, and consulting expense of $135,000 for these services.

During the year ending September 30, 2006, in March, 2006 the Company issued $3,500,000 in convertible notes due September, 2006. In conjunction with these notes 2,750,000 warrants were issued and the company valued the conversion features of the notes and warrants at $1,956,526 which was recorded as a discount to the note principal on the balance sheet. In September, 2006, $1,325,000 of the $3,500,000 in principal was converted at $1.55 per share into 854,840 shares of common stock. As an inducement to convert the principal and in exchange for the waiver of future antidilution of the note holders’ remaining warrants, we issued 1,260,595 shares of common stock valued at $1,336,230 or $1.06 per share. To facilitate this transaction, 72,000 shares of unregistered stock were issued and the Company recorded a charge to legal, professional, and consulting expense of $76,320 for these services.

During fiscal 2006, the Company issued 7,971,425 shares of common stock for settlement of bankruptcy claims and litigation settlements valued at $15,209,522 of which $14,153,522 had been accrued as of September 30, 2005 and $702,000 was recorded as a bankruptcy claims expense during fiscal 2006.

During fiscal 2006, the Company issued 265,427 shares of common stock in settlement of Accounts Payable totaling $428,424.

During fiscal 2006, the Company issued 526,840 shares of common stock as prepayment for public and media relations consulting services from January, 2006 through March, 2008 valued at $832,407.

During fiscal 2006, the Company issued 277,476 shares of common stock in lieu of interest totaling $450,760.

COMPOSITE TECHNOLOGY CORPORATION
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2006, 2005, AND 2004 (restated)

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Composite Technology Corporation, incorporated in Florida and reincorporated in Nevada, is an Irvine, CA based company operating in two segments CTC Cable “Cable” and DeWind, “Wind”. The Cable Segment sells advanced composite core conductor ("ACCC") cables for electric transmission and distribution lines. The Wind segment sells wind turbine electric generators under the brand name DeWind. CTC Cable sells ACCC cable. ACCC cable is commercially available in the United States and Canada through distribution and purchase agreements with General Cable Industries, Inc. and directly through the CTC Cable.

In July, 2006 we acquired EU Energy, Ltd. and which has been operated as DeWind since the acquisition. DeWind wind turbines are commercially available from our manufacturing facility in Germany for sale worldwide for our new D6 and D8.2 turbine models and worldwide outside of the US for our D8 turbine models.

On May 5, 2005, (Petition Date) Composite Technology Corporation filed a voluntary reorganization plan and disclosure statement under the provisions of Title 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the Central District of California under case number SA 05-13107 JR. Its subsidiaries, including CTC Cable Corporation, CTC Wind Systems Corporation and CTC Towers and Poles Corporation, are not party to the Title 11 case. As of the Petition Date, multiple lawsuits were taxing the Company's resources and threatened to divert management from their duties of running the business. One of these lawsuits also resulted in an attachment of more than $2.5 million of the Company's funds. Our bankruptcy plan was confirmed on October 31, 2005. We exited Title 11 Bankruptcy on November 21, 2005 and received a formal decree which released us from Bankruptcy Court oversight on August 2, 2006.

BASIS OF FINANCIAL STATEMENTS

The accompanying Consolidated Financial Statements have been prepared on a going concern basis. The consolidated financial statements include the accounts of CTC and its wholly owned subsidiaries (collectively, the "Company"). All significant inter-company accounts and transactions are eliminated during consolidation. Certain prior year balances have been reclassified to conform to the current year presentation, in particular the reclassification of fiscal 2005 balance previously disclosed as liabilities subject to compromise under bankruptcy accounting. Such reclassifications did not affect total revenues, operating income, or net income.

In July, 2006 we acquired EU Energy, Ltd. and its wholly owned subsidiaries. We accounted for the acquisition under the purchase accounting method required under SFAS 141 “Business Combinations.” We have incorporated the results of EU’s operations from the period since the July 3, 2006 acquisition date through September 30, 2006.

As discussed later in this Note 1, we adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment,” on October 1, 2005 using the modified prospective transition method. Accordingly, our operating income from continuing operations for the twelve months ended September 30, 2006 includes approximately $1.0 million in share-based employee compensation expense for stock options and our Employee Stock Purchase Plan that we recorded as a result of adopting SFAS 123(R). Because we elected to use the modified prospective transition method, results for prior periods have not been restated.

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

The Company derives, or seeks to derive revenues from following sources:

(1) Product revenue which includes revenue from
a) the sale of composite core, wrapped composite core, and other electric utility related products.
b) the sale of electrical generation turbines and related turbine parts

(2) Service revenue which includes revenue from the service and maintenance of turbine generators under service contract.

(3) License revenue which includes revenue from the license of technology and production processes for DeWind turbines.

(4) Consulting revenue, which includes engineering, product design, and service fees that we receive under customer agreements related to the installation and design of our product sale solutions.

In addition to the above general revenue recognition principles prescribed by SAB 104, our specific revenue recognition policies for each revenue source are more fully described below.

PRODUCT SALES. Product revenues are generally recognized when product shipment has been made and title has passed to the end user customer. Product revenues consist primarily of revenue from the sale of: (i) wrapped composite core and related hardware to utilities either sold directly by the Company or through our distributor, ii) composite core sold to a cable wrapping partner not subject to a distributor agreement and where title passes to the partner, or iii) turbines or turbine parts sold to wind farm operators. For most product sales, we expect that the terms of sales generally will not contain provisions that will obligate us to provide additional products or services after installation to end users. We recognize revenue: (i) upon shipment when cable products are shipped FOB shipping point to end users (ii) upon delivery at the end-user customer's location when cable products are shipped FOB destination or (iii) when title has passed for turbine sales, occasionally when shipped but frequently when the turbine has been erected or “commissioned” if so stated in a turbine purchase contract. Progress payments and customer deposits are recorded as deferred revenues until title has passed. Costs incurred during the production of turbines in advance of delivery or title transfer are capitalized into inventory. Operating expenses, including indirect costs and administrative expenses, are charged as incurred to periodic income and not allocated to contract costs.

Currently, we do not anticipate recognizing revenues on products provided to distributors unless the title to the product has been transferred and no right of return exists.

SERVICE REVENUE Service revenues consist of service and maintenance on our wind turbines under flat rate contracts, typically billed in advanced on an annual or semi-annual basis on a flat rate, as a full service contract, typically calculated as a rate per kilowatt of generation and billed monthly or quarterly in arrears, or as a point of sale service call basis billed on a time and materials basis. Service revenues are deferred and recognized ratably over the life of a flat rate service contract, recognized as billed for full service contracts, or for point of delivery services, when the service has been provided. Direct costs of uncompleted work related to maintenance or repairs activity is capitalized and expensed upon completion.

LICENSE REVENUE License revenues consist of cash payments for the licensing of our older D6 and D8 turbines on a per unit delivered basis. We have license agreements with three companies in China and India that call for progress payments to DeWind upon the completion of certain technology transfer milestones. We defer all payments received and recognize revenue when the licensee has shipped the finished turbine to the wind farm operator.

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

DERIVATIVE FINANCIAL INSTRUMENTS

The Company issues financial instruments in the form of stock options, stock warrants, and debt conversion features of its convertible debt issuances. The Company has not issued any derivative instruments for hedging purposes since inception. The Company uses the guidance of and has adopted the disclosure requirements of Statement of Financial Accounting Standards No. 133 Accounting for Derivative Instruments and Hedging Activities and the FASB Emerging Issues Task Force (EITF) Issue No. 00-19 “Accounting for Derivative Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” Freestanding derivative contracts where settlement is required by physical share settlement or in net share settlement; or where the company has a choice of share or net cash settlement are accounted for as equity. Contracts where settlement is in cash or where the counterparty may choose cash settlement are accounted for as debt. The Company has accounted for all derivative instruments indexed to the Company’s stock as equity.

The values of the financial instruments are estimated using the Black-Scholes-Merton (Black-Scholes) option pricing model. Key assumptions used during the fiscal year ended Septemer 30, 2006 to value options and warrants granted or issued are as follows:

	Year ended September 30,
	2006	2005	2004
Risk Free Rate of Return	3.97%-4.95%	3.66%-4.14%	4.14%
Volatility	95%-107%	73%-106%	80%
Dividend yield	0%	0%	0%

The accounting for derivative financial instruments related to stock-based compensation is further described below.

Stock-Based Compensation

Prior to September 30, 2005, we accounted for employee stock option plans based on the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, “ Accounting for Stock Issued to Employees,” and related Interpretations and had adopted the disclosure requirements of SFAS No. 123, “ Accounting for Stock-Based Compensation” (SFAS No.123), as amended by SFAS No. 148, “ Accounting for Stock-Based Compensation-Transition and Disclosure ” (SFAS No. 148). Accordingly, compensation cost for stock options was measured as the excess, if any, of the quoted market price of the Company’s stock at the grant date over the amount an employee must pay to acquire the stock. The Company granted stock options with exercise prices equal to the market price of the underlying stock on the date of grant; therefore, the Company did not record stock-based compensation expense under APB Opinion No. 25.

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, “ Share-Based Payments” to require that compensation cost relating to share-based payment arrangements be recognized in the financial statements. As of October 1, 2005, we adopted SFAS No. 123R using the modified prospective method, which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options were determined using the Black-Scholes valuation model, which is consistent with our valuation techniques previously utilized for stock options in footnote disclosures required under SFAS No. 123, as amended by SFAS No. 148. Such fair value is recognized as expense over the service period, net of estimated forfeitures. The adoption of SFAS No.123R resulted in no cumulative change in accounting as of the date of adoption.

On September 27, 2001, the FASB Emerging Issues Task Force (EITF) issued EITF Issue 96-18 “Accounting for Equity Instruments That are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” which requires that equity instruments issued in exchange for services be valued at the more accurate of the fair value of the services provided or the fair value of the equity instruments issued. For equity instruments issued that are subject to a required service period the expense associated with the equity instruments is recorded as the instruments vest or the services are provided. The Company has granted options and warrants to non-employees and recorded the fair value of these equity instruments on the date of issuance using the Black-Scholes valuation model. The Company has granted stock to non-employees for services and values the stock at the more reliable of the market value on the date of issuance or the value of the services provided. For grants subject to vesting or service requirements, expenses are deferred and recognized over the more appropriate of the vesting period, or as services are provided.

On March 29, 2005, the Securities and Exchange Commission published Staff Accounting Bulletin No. 107 (SAB 107), which provides the Staff’s views on a variety of matters relating to stock-based payments. SAB 107 requires stock-based compensation to be classified in the same expense line items as cash compensation. Information about stock-based compensation included in the results of operations for the years ended September 30, 2006, 2005, and 2004 is as follows:

	Year ended	Year ended	Year ended
	September 30	September 30	September 30
	2006	2005	2004
Officer Compensation	$189,245	$--	$--
Selling and marketing	21,259	--	--
Research and development	206,763	248,675	298,821
General and administrative	560,242	--	--
Totals	$977,509	$248,675	$298,821

As of September 30, 2006, there was $7.2 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements related to stock options consisting of $5.0 million related to employee grants and $2.2 million related to consultant and director grants. The costs are expected to be recognized over a weighted-average period of 3.2 years. See also footnote 15.

The fair value of the Company’s stock-based compensation was estimated at the date of grant using the Black-Scholes option-pricing model, assuming no dividends and using the valuation assumptions noted in the following table. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life (estimated period of time outstanding) of the stock options granted was estimated using the historical exercise behavior of employees and the option expiration date. The Company’s volatility estimate for option grants varies by the year issued. Due to the lack of an efficient public market in the Company’s stock prior to 2003 it was determined that the use of a volatility period that matches the expected term was not meaningful. Options granted prior to January 1, 2004 had their volatility based on historical volatility of 181 days. Options granted in fiscal 2004 had their volatility based on one year and options granted in fiscal 2005 had their volatility based on two years. All volatility calculations were made on a daily basis. The Company has valued fiscal 2006 grants using 3 year volatility. Options granted from fiscal 2004 through fiscal 2006 used the following range of assumptions:

Expected term	5-7 years
Expected and weighted average volatility	100.38%
Risk-free rate	3.97-4.95%

Convertible Debt

Convertible debt is accounted for under the guidelines established by APB Opinion No. 14 Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants (APB14) under the direction of Emerging Issues Task Force (EITF) 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, (EITF 98-5) EITF 00-27 Application of Issue No 98-5 to Certain Convertible Instruments (EITF 00-27), and EITF 05-8 Income Tax Consequences of Issuing Convertible Debt with Beneficial Conversion Features. The Company records a beneficial conversion feature (BCF) related to the issuance of convertible debt that have conversion features at fixed or adjustable rates that are in-the-money when issued and records the fair value of warrants issued with those instruments. The BCF for the convertible instruments is recognized and measured by allocating a portion of the proceeds to warrants and as a reduction to the carrying amount of the convertible instrument equal to the intrinsic value of the conversion features, both of which are credited to paid-in-capital. The Company calculates the fair value of warrants issued with the convertible instruments using the Black Scholes valuation method, using the same assumptions used for valuing employee options for purposes of SFAS No. 123R , except that the contractual life of the warrant is used.  Under these guidelines, the Company allocates the value of the proceeds received from a convertible debt transaction between the conversion feature and any other detachable instruments (such as warrants) on a relative fair value basis. The allocated fair value is recorded as a debt discount or premium and is amortized over the expected term of the convertible debt to interest expense. For a conversion price change of a convertible debt issue, the additional intrinsic value of the debt conversion feature, calculated as the number of additional shares issuable due to a conversion price change multiplied by the previous conversion price, is recorded as additional debt discount and amortized over the remaining life of the debt.

Under Bankruptcy accounting guidance, namely AICPA SOP 90-7, the Company was required to record its liabilities at the expected settlement amount. Therefore, debt discount that existed prior to the Chapter 11 bankruptcy was charged to expense as of May 5, 2005 and debt discount incurred during the bankruptcy in October, 2006 was charged to expense as a debt carrying value adjustment on the date the discount was recorded.

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

USE OF ESTIMATES
Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumption upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as we as the reported amounts of revenues and expenses during the period presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management's judgment in its application. There are also many areas in which management's judgment in selecting among available alternatives would not produce a materially different result. Our key estimates we use that rely upon management judgment includes:
-	the estimates pertaining to the likelihood of our accounts receivable collectibility
-	the estimates pertaining to the valuation of our inventories,
-
the assumptions used to calculate fair value of our stocked based compensation, primarily the volatility component of the Black-Scholes-Merton option pricing model used to value our warrants and our employee and non-employee options

-	the warranty, retrofit and availability provisions for our wind turbines.
-	goodwill and intangible valuation.

CASH AND CASH EQUIVALENTS
For the purpose of the statements of cash flows, the Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

ACCOUNTS RECEIVABLE
The Company has trade accounts receivable from cable and turbine customers. Cable customer receivables are typically on net 30 day terms. Turbine trade receivables include amounts billed for service or maintenance related billings, typically on net 30 day terms, and amounts billed for turbine purchases including progress payments, typically on net 30 day terms and turbine retention payments, typically collectible between 6 and 18 months after delivery of a turbine. Balances due greater than one year from the balance sheet date have been reclassified to long term assets. Collateral is generally not required for credit extended to customers. Credit losses are provided for in the financial statements based on management's evaluation of historical and current industry trends as well as history with individual customers. Although the Company expects to collect amounts due, actual collections may differ from estimated amounts.

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

The Company has one customer, representing 16% of the total net receivables balance.
CTC and its wholly owned subsidiaries maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of CTC’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Management reviews delinquent accounts at least quarterly, to identify potential doubtful accounts, and together with customer follow-up estimates the amounts of potential losses.

Revenues from one customer of Composite Technology Corporation represented all of the company's revenues for the fiscal year ended September 30, 2004. Revenue from one company of Composite Technology Corporation represented 86% of the Company's revenues for the fiscal year ended September 30, 2005. Revenue from two customers represented 31% and 16% of the Company’s revenues for the fiscal year ended September 30, 2006.

PROPERTY AND EQUIPMENT
Property is stated at the lower of cost or realizable value, net of accumulated depreciation. Depreciation is computed using the straight-line method based on estimated useful lives of the assets which range from three to ten years. Leasehold improvements and leased assets are amortized or depreciated over the lesser of estimated useful lives or lease terms, as appropriate. Property is periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We did not recognize any property impairment charges in fiscal 2006, 2005, or 2004. Expenditures for maintenance and repairs are charged to operations as incurred while renewals and betterments are capitalized. Gains or losses on the sale of property and equipment are reflected in the statements of operations.

ACQUISITIONS
The Company utilizes SFAS No. 141 “Business Combinations.” The acquisition of EU Energy was accounted for under the purchase method. All acquired assets were adjusted to their fair values on the acquisition date and the liabilities incurred were adjusted to the present values of the amounts expected to be paid. See also note 5.

IMPAIRMENT OF LONG-LIVED ASSETS
Management evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the estimated future cash flow (undiscounted and without interest charges) from the use of an asset are less than the carrying value, an impairment would be recorded to reduce the related asset to its estimated fair value. Intangibles and goodwill are evaluated annually for impairment.

WARRANTY RESERVES
Through its ownership of DeWind, the Company has financial obligations to customers related to warranty and the availability performance of wind turbines and has made provisions to reflect these liabilities.

Warranty obligations reflect expected minor repairs during the period of warranty of the turbine, between 2 and 5 years following installation, and more major repairs which may affect particular types of units. Provisions for the former are based on historical experience of repair frequency and cost and for the latter are based on engineering estimates of the likely incidence and cost.

Availability provisions are based on data obtained from the company’s turbine monitoring system, actual performance being compared to contractual obligation, with provisions made for any potential contractual liability. Warranty work expected to be performed more than one year from the balance sheet date is classified as a non-current liability.

FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company's financial instruments include cash and cash equivalents and accounts payable - trade, accounts receivable and convertible notes. The carrying amounts for these financial instruments approximate fair value due to their short maturities.

FOREIGN CURRENCY TRANSLATION
The Company’s primary functional currency is the U.S. dollar, while DeWind’s operations function Euros and British Pounds. Assets and liabilities of the Company denominated in foreign currencies are translated at the rate of exchange on the balance sheet date. Revenues and expenses are translated using the average exchange rate for the period.

COMPREHENSIVE LOSS
Comprehensive loss includes all changes in stockholders’ equity except those resulting from investments by, and distributions to, stockholders. Accordingly, the Company’s Consolidated Statements of Operations and Comprehensive Loss include net loss and foreign currency adjustments that arise from the translation of the financial statements of DeWind into U.S. dollars.

RESEARCH AND DEVELOPMENT EXPENSES
Research and development expenses are charged to operations as incurred.

INVENTORIES
Inventories consist of our wrapped and unwrapped manufactured composite core and related hardware products and raw materials used in the production of those products and turbines, turbines under construction, and turbine parts. Inventories are valued at the lower of cost or market under the FIFO method. Cable products manufactured internally are valued at standard cost which approximates replacement cost.Turbine products assembled internally are valued at materials costs plus labor and overhead costs involved with the turbine assembly. Costs to ship product held for sale or for product sold is recorded to cost of goods sold as the expenses are incurred.

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

As of September 30, 2006, 2005, and 2004, the deferred tax assets related primarily to the Company's net operating loss carry-forwards are fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may not have any net operating loss carry-forwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

LOSS PER SHARE
The Company utilizes SFAS No. 128, "Earnings per Share." Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Common equivalent shares are excluded from the computation if their effect is anti-dilutive. The following common stock equivalents were excluded from the calculation of diluted loss per share since their effect would have been anti-dilutive:

	2006	2005	2004
Convertible Debentures, if converted	3,885,968	6,503,258	8,982,036
Options for Common Stock	15,965,336	6,167,936	7,195,336
Warrants for Common Stock	11,488,393	8,796,393	13,081,681
Total	31,339,697	21,467,587	29,259,053

NEW ACCOUNTING PROUNOUNCEMENTS
In July 2006, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standards Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes." FIN 48 clarifies the accounting for uncertainty in income tax positions taken or expected to be taken in tax returns that effect amounts reported in a company's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." FIN 48 establishes a threshold condition that a tax position must meet for any part of the benefit of that position to be recognized in the financial statements. FIN 48 also provides guidance concerning derecognition, measurement, classification, interest and penalties and disclosure of tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently analyzing the effects of FIN 48.

In May 2005, the FASB issued FASB Statement No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements" ("FAS 154"). FAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. FAS 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The provisions of this Statement are effective for accounting changes and corrections of errors made in fiscal periods beginning after December 15, 2005. The adoption of the provisions of FAS 154 is not expected to have a material impact on the Company's financial position or results of operations.

In September 2006 the FASB issued Statement No. 157, FAIR VALUE MEASUREMENTS. The Statement provides guidance for using fair value to measure assets and liabilities. This Statement references fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. The Statement applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The Statement does not expand the use of fair value in any new circumstances. It is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS No. 157 is not expected to have a material impact on our financial position, results of operations or cash flows.

In September 2006, the Securities and Exchange Commission, or SEC, Staff issued Staff Accounting Bulletin No. 108 (SAB 108) addressing how the effects of prior-year uncorrected financial statement misstatements should be considered in current-year financial statements. SAB 108 requires registrants to quantify misstatements using both balance-sheet and income-statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relative quantitative and qualitative factors. SAB 108 does not change the SEC staff's previous guidance in Staff Accounting Bulletin No. 99 on evaluating the materiality of misstatements.

SAB 108 addresses the mechanics of correcting misstatements that include the effects from prior years. Additionally, SAB 108 requires registrants to apply the new guidance for the first time that it identifies material errors in existence at the beginning of the first fiscal year ending after November 15, 2006 by correcting those errors through a one-time cumulative effect adjustment to beginning-of-year retained earnings. We do not anticipate the adoption of SAB 108 to have a material effect on our financial position, results of operations or cash flows.

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

Below is the effect on the Balance Sheet as of September 30, 2004 and the Statements of Operations for the fiscal year ended September 30, 2004
Balance Sheet as of September 30, 2004

	As Originally Reported	Restatement Adjustment		As Restated
Shareholders’ Deficit
Additional paid-in capital	31,929,882	364,277	1	32,294,159
Deficit accumulated during the development stage	(26,075,079)	(364,277)	1	(26,439,356)
Total stockholders’ equity	5,602,719	--		5,602,719

Statement of Operations for Fiscal Year Ended September 30, 2004

	As Originally Reported	Restatement Adjustment		As Restated
Operating Expenses
Officer Compensation	282,259	562,741	2	845,000
		266,529	1
General and administrative	5,519,506	(2,068,452)	2	3,717,583
	3,360,267	13,750	1
		3,416,551	2
Legal, Professional, and consulting		(739,000)	3	6,051,568
	114,959	68,000	1
Research and Development		3,075,096	2	3,258,055
		15,998	1
Sales and Marketing	--	1,707,559	2	1,723,557
Depreciation	153,039	--		153,039
Compensation expense related to issuance of common stock - legal	1,058,000	(1,058,000)	2	--
Stock issued for legal settlement	739,000	(739,000)	2	--
Compensation expense related to fair value of warrants - consultants	1,792,510	(1,792,510)	2	--
Compensation expense related to issuance of common stock - consulting	1,265,165	(1,265,165)	2	--
Compensation expense related to fair value warrants	1,540,000	(1,540,000)	2	--
Compensation expense related to fair value of stock options - Legal	128,250	(128,250)	2	--
Compensation expense related to fair value of stock options research and development	170,570	(170,570)	2	--
Total Operating Expenses	16,123,524	(374,723)		15,748,801
Litigation settlements	--	(739,000)	3	(739,000)
Net loss	(14,323,597)	(364,277)		(14,687,874)

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

2) The Company has changed the classification of certain consulting expenses related to general and administrative, product development, and sales and marketing activities and the classification of misc. receivables. To be consistent with the current period presentation, certain operating expense balances for the fiscal year ended September 30, 2004 were reclassified. No additional expense was recorded as a result of this reclassification.

3) Prior to 2005, we recorded our litigation settlements in Legal, Professional, and Consulting. Due to the large balance of litigation settlements recorded in 2005, we segregated the litigation settlements on a separate line item in other expenses. We therefore reclassified $739,000 and from fiscal year 2004 out of legal, professional and consulting and into Litigation settlements.

NOTE 3 BANKRUPTCY AND BANKRUPTCY RECLASSIFICATIONS

As discussed in Note 1, for financial reporting purposes, the consolidated financial statements have been prepared on a going concern basis. For the financial statements for the fiscal year ended September 30, 2005 the Company had applied the provisions of the AICPA SOP 90-7, Accounting for Bankruptcies. We reviewed the guidelines and determined that the following applied to our situation as at September 30, 2005:

-Assets were recorded at net realizable value. As of September 30, 2005, our assets consisted primarily of cash, receivables, inventory, and equipment which are all reviewed for impairment on a quarterly basis. Based on a review of our asset base, we determined that our carrying value as of September 30, 2005 was equal to the net realizable value of our assets. We therefore determined that there were no requirements to adjust our assets since their book value approximates their net realizable value.

-All pre-petition liabilities subject to compromise were segregated in the Balance Sheet and classified as Liabilities Subject to Compromise, at the estimated amount of allowable claims. Under the provisions of our Plan of Reorganization, subsequent to September 30, 2005 we paid all non-disputed pre-petition liabilities at 100% plus 3% interest.

-Post-petition liabilities are recorded at the amounts expected to be allowed.

-Liabilities not subject to settlement were classified as current or non-current, as appropriate.

-We adjusted our convertible debt discount that existed as of the petition date of May 5, 2005. During the year ending September 30, 2005, coinciding with the filing of our plan of reorganization, we determined that the allowed amount of liability relating to our $15MM Debenture offering of August, 2004 was $15,000,000. Prior to the filing of the plan, the carrying value of the Debentures was determined to be $10,168,030, representing a debt discount due to conversion features of the Convertible Debentures. Prior to the filing of the plan, we had been amortizing this discount to interest expense at approximately $176,780 per month As a result, we recorded an additional $4,831,970 in other expense in the quarter ending June 30, 2005, to adjust the carrying value of the Debentures to $15,000,000.

-Since we intend to pay our creditors at 100% and modifications to existing contracts and liability are primarily non-financial in nature, we recorded gains related to the bankruptcy.

-Our bankruptcy related expenses consisted primarily of professional fees. During the years ending September 30, 2005 and 2006, we incurred $1,275,693 and $635,402 respectively in bankruptcy related legal and professional fees. We have segregated these fees in our Statement of Operations.

-Interest expense recorded related to the bankruptcy filing consists of 3% annual interest on our pre-petition liabilities and totaled $15,720 for fiscal 2005 and $3,100 for fiscal 2006.

-We have disclosed the cash payments for reorganization costs as a supplemental disclosure to our Statement of Cash Flows.

-We issued common stock in payment of liabilities upon emergence from bankruptcy. We have disclosed the impact of our potential share issuances below.

-We did not qualify for Fresh-Start reporting upon emergence from bankruptcy.

During fiscal 2006, we emerged from Chapter 11 bankruptcy on November 18, 2006. We received a formal decree that we were no longer subject to Bankruptcy Court supervision on August 2, 2006. Since we did not qualify for fresh start accounting, we have reclassified our September 30, 2005 balance sheet to conform with fiscal 2006 presentation.

Liabilities classified on the September 30, 2005 as reported in our Form 10-K filed in December, 2005 under the heading Liabilities Subject to Compromise consisted of the following amounts:

Pre-Petition Accounts Payable	$1,180,202
Accrued Officer Compensation	255,619
Accrued disputed balances	65,000
Accrued pre-petition interest payable	89,286
Accrued pre-petition employee benefits	35,413
Total	$1,625,520

For consistency of presentation, these balances are included in Accounts Payable and other Accrued Expenses for the comparative balance sheets reported above.

We issued 8,231,215 shares of common stock during fiscal 2006 in settlement of certain bankruptcy claims and litigation settlements as Section 1145 stock as follows:

	Shares issuable at September 30, 2005	Additional shares issuable during fiscal 2006	Total Shares issued in fiscal 2006
Litigation settlements	7,175,000	--	7,175,000
Bankruptcy claim settlements	287,301	450,000	737,301
Debenture interest payable	259,790	--	259,790
Pre-petition liabilities	59,124	--	59,124
Total	7,781,215	450,000	8,231,215

The shares issuable as of September 30, 2005 were issued in November, 2005. The 450,000 shares issuable that were not accrued for in the September 30, 2005 balances were issued in June, 2006 in settlement of the liquidated damages claim for the August, 2004 Debenture holders, see Equity note 14. The total shares issued under the bankruptcy represented 6.9% and 4.6% of the total shares issued and outstanding as of September 30, 2005 and 2006 respectively. If these shares had been issued on September 30, 2005, there would be no change to the loss per share for the fiscal year ending September 30, 2005.

The value of the shares issued was the fair market value on the date prior to issuance. See also footnote 14.

NOTE 4 - GOING CONCERN

The Company has received a report from its independent auditors for the year ended September 30, 2006 that includes an explanatory paragraph describing the uncertainty as to the Company's ability to continue as a going concern. These consolidated financial statements contemplate the ability to continue as such and do not include any adjustments that might result from this uncertainty.

During the year ended September 30, 2006, the Company incurred a net loss of $28,523,192 and negative cash flows from operations of $6,263,703. In addition, the Company had an accumulated deficit of $95,125,955 at September 30, 2006. The Company's ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time.

Our principal sources of working capital have been private debt issuances and historically, the Company has issued registered stock and unregistered, restricted stock, stock options, and warrants in settlement of both operational and non-operational related liabilities and as a source of funds.

Commercial orders: To date, since inception for our Cable products and since the acquisition of DeWind, we have received orders for approximately $8.0 million in ACCC conductor products and $16.4 million of Wind turbines. We will require a significant increase in customer orders at sufficient profit margin levels to cover our expenses and generate sufficient cash from operations.

There is no guarantee that our products will be accepted or provide a marketable advantage and therefore no guarantee that our products will ever be profitable. In addition, management plans to ensure that sufficient capital will be available to provide for its capital needs with minimal borrowings and may issue equity securities to ensure that this is the case. However, there is no guarantee that the Company will be successful in obtaining sufficient capital through borrowings or selling equity securities. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to become a going concern.

We believe our cash position as of September 30, 2006 of $2.6 million and expected cash flows from revenue orders may not be sufficient to fund operations for the next four calendar quarters and to repay our remaining $6.0 million of our convertible debentures due in August, 2007. We anticipate that additional cash is needed to fund operations beyond December, 2006 and to the extent required the Company intends to continue the practice of issuing stock, debt or other financial instruments for cash or for payment of services until our cash flows from the sales of our primary products is sufficient to provide cash from operations or if we believe such a financing event would be a sound business strategy.

NOTE 5 - ACQUISITION
EU Energy
On July 3, 2006, the Company acquired all of the outstanding equity of EU Energy, and its subsidiaries. EUE (subsequently operated as DeWind) is a provider of wind turbine generators to the electrical utility industry. Consideration for the Acquisition consisted of an aggregate 39,169,670 shares of the Company’s common stock. The shares were issued with certain lock up provisions over a twelve month period and piggyback registration rights for the shares. The Company and the EU shareholders agreed to a fair value of $1.55 per share or $60.7 million prior to the approval of the EU shareholders. For accounting purposes, the fair value was determined to be $55.2 million. The $1.41 per share value was calculated based on the 5 day average closing prices of the Company’s common stock prior to the date the EU Shareholders accepted the offer.
The Company accounted for the Acquisition as a purchase and, accordingly, results of operations of EUE have been included in the consolidated financial statements since July 3, 2006. The allocation of the original purchase price of $56,549,000 (including transaction costs) is as follows:

Goodwill		$25,469,000
Identifiable intangibles (see note 9)		24,473,000

Assets Acquired:
Cash	1,164,000
Trade Receivables, net	11,939,000
Inventories	22,450,000
Fixed Assets	2,447,000
Other assets	5,621,000
Total Fair value of tangible assets acquired		43,621,000

Liabilities Assumed
Accounts Payable and Accrued Liabilities	(9,412,000)
Warranty Reserves	(15,774,000)
Deferred revenues and customer advances	(11,828,000)
Total Liabilities assumed		(37,014,000)
Allocated Purchase Price		$56,549,000

Fair Value of Stock Issued		$55,229,000
Transaction Costs		1,320,000
Total Consideration		$56,549,000

The acquisition resulted in a significant amount of goodwill recorded which will not be deductible for income tax purposes. We believe that the goodwill represents the market opportunity inherent in wind turbines, in particularly in light of recent media attention to alternative and “clean” or non-petroleum based renewable energy generation. See also Item 1 above.

Our purchase price allocation is preliminary and is based on the best available knowledge as of the acquisition date. We expect that we will finalize the purchase price allocation by June 30, 2007, approximately one year after the acquisition date. Balances subject to change to reflect fair value adjustments include those acquired balance sheet categories that are subject to estimates of their fair values and include: Accounts Receivable, Inventories, Other Assets, Accounts Payable and Accrued Liabilities, and Warranty Reserves.

The following table presents the consolidated results of operations on an unaudited pro forma basis as if the acquisition of EUE had taken place at the beginning of the periods presented. The following table has been prepared on the basis of estimates and assumptions available at the time of this filing that we believe are reasonable.

	Year ended	Year ended
	September 30	September 30
	2006	2005
Revenues	$35,691,458	$12,928,763
Loss from Operations	(39,729,103)	(44,583,464)
Loss from Operations per weighted average share	$(0.23)	$(0.29)

Other than the event described below, there was no difference between the loss from continuing operations and net loss for either fiscal year on a pro forma basis.

NOTE 6 - ACCOUNTS RECEIVABLE

Current accounts receivable, net consists of the following:

	September 30, 2006	September 30, 2005

Turbine products and services receivables	$11,320,185	$--
Cable products receivables	2,682,605	2,556,998
Gross receivables	14,002,790	2,556,998
Reserves	(2,500,000)	(2,500,000)
Net receivables	11,502,790	56,998
Portion relating to greater than one year, net of reserves of $0 and $0	2,028,927	--
Net current accounts receivable	$9,473,863	$56,998

Included in accounts receivable at September 30, 2006 are billings on long term contracts, primarily for turbine retention payments. There are no unbilled balances related to long term contracts that are included in accounts receivable as of September 30, 2006.

The retention payments arise under the terms of certain DeWind turbine purchase agreements where typically between 2% and 10% of a turbine purchase price is held back by a customer typically between six and twenty-four months following delivery of the turbine. As of September 30, 2006 there were $3,130,738 of retention payments receivable of which $1,230,058 is expected to be collected within one year and $1,900,680 is expected to be collected after September 30, 2007. Substantially all of the long term retention receivables are expected to be collected in the fiscal year ending September 30, 2008.

NOTE 7 - INVENTORY

Inventories consist of the following:
	September 30, 2006	September 30, 2005

Raw Materials and Turbine Parts	$15,614,107	$473,007
Work in Progress	$6,714,281	--
Finished Goods	$1,821,857	994,999
Gross Inventory	$24,150,245	$1,468,006
Reserves	(258,378)	(234,673)
Net Inventory	$23,891,867	$1,233,334

Inventory acquired from the EU Energy acquisition consisted of partially constructed turbines, turbine parts used for construction of turbines, and service parts valued in the aggregate at $22,449,390. We evaluated all inventory acquired to determine the fair value under the guidance of SFAS 141. We valued the service parts and turbine parts used for turbine construction at replacement cost. We valued the partially constructed turbines at liquidated value, determined as the estimated sales price less costs to complete and sell. Partially constructed turbines are included in the work in progress balance as of September 30, 2006.

The following table is offered to provide additional information regarding the composition of inventory as at September 30, 2006:

	Cable Division	Wind Division	Total
Raw Materials and Turbine Parts	905,780	20,642,507	21,548,287
WIP	65,634	6,648,647	6,714,281
ACCC Finished Core, Cable, & Related Hardware	1,821,857	--	1,821,857
Gross Inventory	2,793,271	27,291,154	30,084,425
Reserves	(258,378)	(5,934,180)	(6,192,558)
Net Inventory	2,534,893	21,356,974	23,891,867

NOTE 8- PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:
		September 30,
	Estimated Useful Lives	2006	2005
Office furniture and equipment	3-10 yrs	782,622	299,147
Production Equipment	3-10 yrs	4,600,560	2,735,467
Automobiles	3-5 yrs	360,056	--
Leasehold improvements	7 yrs	408,095	406,236
Total Property		6,151,333	3,440,850
Accumulated Depreciation		(1,437,249)	(675,241)
Property, net		4,714,084	2,765,609

Property and equipment acquired from the EU Energy acquisition consisted of primarily production equipment, office equipment, and automobiles and totaled $2,446,653 in the aggregate at fair value. We evaluated all property acquired to determine the fair value under the guidance of SFAS 141 and all property was valued as of the acquisition date at the more accurate of replacement value or, as for the automobiles, market value.

Depreciation expense was $1,025,544, $ 559,084, and $153,039, for the years ended September 30, 2006, 2005, and 2004, respectively.

NOTE 9 - INTANGIBLE ASSETS
     The Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets” (SFAS 142) effective January 1, 2002. In accordance with SFAS 142, the Company does not amortize goodwill. The Company’s goodwill of $25,469,000 at September 30, 2006 is related to the acquisition of EU Energy on July 3, 2006. In accordance with SFAS 142, the Company evaluates goodwill impairment at least annually, normally at year-end.
As of September 30, 2006, the Company had the following amounts related to other intangible assets, all related to the acquisition of EU Energy on July 3, 2006 and therefore the Turbine segment:

	September 30, 2006
	Gross		Net
	Carrying	Accumulated	Intangible
	Amount	Amortization	Assets
Supply Agreements	$12,347,000	$--	$12,347,000
Technology Transfer Agreements	3,131,000	--	3,131,000
Trade name	7,553,000	(94,400)	7,458,600
Service Contracts	1,442,000	(231,600)	1,210,400
Total	24,473,000	(326,000)	$24,147,000

Aggregate amortization expense of the intangible assets with determinable lives was $326,000, $0 and $0 for the years ended September 30, 2006, 2005, and 2004 respectively.

The supply agreements are related to supplier agreements related to our DeWind D8.2 model. We will record amortization on this agreement over the life of the agreement beginning with the first commercial shipments of our D8.2 expected in late fiscal 2007 and based on the expected units purchased under this agreement. Our technology transfer agreements are related to our China licensing arrangements. We will record amortization on these agreements as we recognize revenues under these agreements which is based on the turbines produced under these arrangements over three to five years. We have determined that our Trade name, DeWind, has a life of twenty years and we will amortize this balance on a straight-line basis. Our service contracts include service and maintenance contracts and we amortize this asset on the turbines remaining under contracts expiring through 2009. All intangible assets listed are considered to have no residual value.

The unamortized balance of intangible assets is estimated to be amortized as follows:

For the Year Ending	Estimated Amortization
September 30,	Expense
2007	$2,185,000
2008	3,872,000
2009	4,379,000
2010	4,546,000
2011	3,595,000
Thereafter	5,570,000
$24,147,000

NOTE 10 ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and Accrued Liabilities consisted of the following:

	September 30,
	2006	2005
Trade Payables	$8,895,196	$3,598,829
Legal Provision	1,479,218	--
Accrued Acquisition Costs	1,167,069	--
Accrued Payroll	1,081,132	387,422
Accrued Interest	--	430,755
Due to Affiliates	120,320	97,200
Deferred Rents	217,598	170,294
Other accruals	4,935	16,053
Total Accounts Payable and Accrued Liabilities	$12,965,468	$4,700,553

Included in the legal provision are primarily the accruals related to the Brush Electric and Dewind v. FKI legal accruals as described in note 18 below. Accrued acquisition costs represent primarily legal and statutory payments required as a result of the EU acquisition.

NOTE 11 - TURBINE WARRANTIES AND PRODUCT GUARANTEES

Through its ownership of EU Energy, operating as the Wind segment as DeWind, the Company has financial obligations to customers related to warranty and the availability performance of wind turbines and has made provisions to reflect these liabilities. Turbines sold by DeWind are sold with product warranties, typically between two and five years and which cover replacement parts for turbines and labor. Our product guarantee for our cable is underwritten by an insurance policy and results in no similar liability.

Warranty obligations reflect expected minor repairs during the period of warranty of the turbine, between 2 and 5 years following installation (Warranty), and more major repairs which may affect particular types of units (Retrofit). Provisions for the former are based on historical experience of repair frequency and cost and for the latter are based on engineering estimates of the likely incidence and cost. In addition, turbines sold that remain under warranty carry guarantees of availability (Availability) to produce electric power at certain levels. If a turbine under warranty does not meet these availability thresholds due to turbine failure covered by the warranty or servicing contract and the customer’s turbine produces less power and therefore less revenue, the company. Availability provisions are based on data obtained from the company’s turbine monitoring system, actual performance being compared to contractual obligation, with provisions made for any potential contractual liability and estimates of future availability penalties based on this historical performance. We have classified all warranty and product guarantee reserves considered to be payable within one year as current liabilities and all warranty and product guarantee reserves considered to be payable greater than one year as non-current liabilities.

Warranty reserves consisted of:

	Fair value at Acquisition Date of July 3, 2006	Additional reserves recorded to September 30, 2006	Reserves charged off to expense period ending September 30, 2006	Balance at September 30, 2006

Warranty reserves	6,100,742	7,215	(538,984)	5,568,973
Reserve for turbine retrofitting	5,183,060	--	(443,466)	4,739,594
Reserve for turbine availability	4,489,560	433,011	(576,934)	4,345,637
Total Warranty and Product Guarantee reserves	15,773,362	440,226	(1,559,384)	14,654,204
Less Amount classified as current liabilities				11,594,876
Long term warranty liability				3,059,328

NOTE 12 - DEFERRED REVENUES AND CUSTOMER ADVANCES

The Company records all cash proceeds received from customers for advance payments on turbines, turbine parts, or cable orders to deferred revenues and customer advances until such time as the revenue cycle is completed and the amounts are recognized into revenues. Due to the long term nature of turbine sales which typically are supported by contracts with substantial payments in advance of delivery, deferred revenues and customer advances comprise a large component of our balance sheet. Deferred revenues and customer advances consist of the following:

	September 30, 2006	September 30, 2005

Customer advances on turbine and turbine parts sales	$10,807,423	--
Deferred revenues - Turbine license fees	4,445,826	--
Deferred revenues - Turbine maintenance and service advance billings	4,524,026	--
Deferred revenues - Cable sales	335,426	71,748
Deferred revenues - Consulting	--	$550,000
Total, Deferred revenues and customer advances	$20,112,701	$621,748
Balance included in current liabilities	17,808,209	$621,748
Long term Deferred Revenues	$2,304,492	--

Costs incurred related to deferred revenues and customer advances are capitalized into inventory as of the balance sheet date.

NOTE 13 - CONVERTIBLE DEBT

As of September 30, 2006 we had $6,023,250 of principal remaining of our August, 2004 $15,000,000 Convertible Debentures due for maturity in August, 2007. Convertible debt outstanding or issued during the year ended September 30, 2006 consisted of:

A. August, 2004 Convertible Debentures:
On August 17, 2004, CTC closed a financing transaction in which it sold 6% convertible debentures (the "August, 2004 Debentures") to select institutional accredited investors, in order to raise a total of $15,000,000. We received $5,000,000 upon closing and $10,000,000 was deposited into a Custodian Account to secure repayment of the Debentures. The Debentures will mature on August 17, 2007. The investors may convert the Debentures into our common stock for $1.67 per share, subject to adjustment (the "Conversion Price"). Shares issued for conversions are registered for resale under a Form S-1, as amended, which was originally declared effective in August, 2005.

On November 18, 2004, we obtained the release of the $10,000,000 from the custodial account by modifying the terms of the original August, 2004 agreement. In conjunction with the modification, we issued 1,083,592 warrants with an exercise price of $3.23 per warrant valued using the Black-Scholes option pricing model at $1.84 per warrant. We determined that this issuance did not affect the fair value of the beneficial conversion feature of the August, 2004 Debentures and we recorded $1,993,523 as additional debt discount that will be amortized over the remaining term of the Debentures. See also restatement footnote 2. Until bankruptcy filing, the discount had been amortized to interest expense over the expected duration of the Convertible Debentures which are scheduled for repayment in August, 2007. On May 5, 2005 pursuant to the requirements under Bankruptcy accounting (AICPA SOP 90-7) we adjusted the carrying value of our Debentures to their face value of $15,000,000. The adjustment resulted in a non-cash charge to earnings of $6,477,455 and reduced the prospective monthly amortization of the debt discount to $0.

Between August 19, 2005 and September 30, 2005 the holders of the convertible debentures converted a total of $4,139,558 of principal to 2,478,777 shares of Common Stock at a conversion price of $1.67 per share.

Between October 1, 2005 and September 30, 2006, the holders of the convertible debentures converted a total of $4,837,192 of principal as follows:

$4,157,001 of principal was converted at $1.55 per share into 2,681,936 shares of common stock
$680,191 of principal was converted at $1.67 per share into 407,300 shares of common stock.

On October 14, 2005, as a result of certain anti-dilutive provisions in the August, 2004 Debenture agreements (as amended), the conversion price decreased from $1.67 per share to $1.55 per share. On October 13, 2005, the conversion price decrease resulted in an increase of the “if converted” of 471,945 shares. The Company recorded an additional debt discount of $788,148 calculated as the value of the additional shares issuable at the revised conversion price multiplied by the original $1.67 conversion price. Under bankruptcy accounting, the Company immediately recorded a carrying value adjustment of $788,148 to reduce the debt discount to $0.

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

B. October, 2005 Convertible Notes

On October 13, 2005, CTC closed a financing transaction in which it sold 6% convertible notes (the "October, 2005 Notes") to select institutional accredited investors, in order to raise a total of $6,000,000. The Notes bear interest at 6% and mature on January 14, 2007. The Notes are redeemable by the Company for 110% of the principal outstanding. The investors may convert the Notes into our common stock for $1.55 per share (the "Conversion Price") at any time prior to maturity or redemption by the Company. Shares issued under conversion are registered for resale pursuant to Bankruptcy code 1145.

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

On January 30, 2006 in exchange for the issuance of 1,308,140 shares of restricted common stock , valued at the market price of $1.72 per share or $2,250,000 the holders of the October, 2005 Convertible notes converted the entire principal balance of $6,000,000 at $1.55 per share into 3,870,972 shares of Section 1145 stock, and agreed to certain modifications in the Note Purchase Agreement and the related Warrant Agreements. The Company recorded a charge of $2,250,005 into other expense - inducement of convertible debt as a result of this transaction.

Lane Capital Management provided services to facilitate this transaction and was paid $135,000 in 78,489 shares of restricted stock valued at the market price of $1.72 per share.

See also Note 14 regarding the impact to the anti-dilution as a result of the issuance of these notes in October, 2005.

C. March, 2006 Bridge Financing

On March 3, 2006, the Company closed a financing transaction in which we sold 14% convertible notes (the “March, 2006 Bridge Notes”) to select institutional accredited investors, in order to raise a total of $3,500,000. The Bridge Notes bear interest at 14% payable monthly in arrears and will mature on September 3, 2006. The investors may convert the Bridge Notes into our common stock for $1.55 per share (the “Conversion Price”) at any time prior to maturity or redemption by the Company. The notes are redeemable by the Company for 110% of the principal outstanding if the underlying conversion shares are not registered for resale or at 100% of the principal outstanding if the underlying conversion shares have been declared registered for resale by an effective registration statement with the Security & Exchange Commission. The Form S-3 registration for shares underlying the bridge financing was effective as of September 13, 2006.

Concurrent with the issuance of the Bridge Notes, the investors also received warrants to purchase in the aggregate of 2,750,001 shares of common stock, 750,001 of which are at an exercise price of $1.55 per share and 2,000,000 of which are at an exercise price of $2.00 per share. The combined value of the allocated conversion features of the Bridge Notes and the value allocated to the warrants issued was $1,956,526 which was recorded as paid in capital and as a discount to the Convertible Bridge Notes. In conjunction with this note issuance, the Company paid Lane Capital $180,000 for services rendered.

In September, 2006 $2,175,000 was repaid in cash and $1,325,000 of the principal was converted at $1.55 per share into 854,840 shares of common stock. As an inducement to convert the $1,325,000 principal and in exchange for the waiver of future anti-dilution of the note holders’ remaining warrants, we issued 1,260,595 shares of common stock valued at $1,336,230 or $1.06 per share and recorded this as an other expense - inducement of debt conversion. To facilitate this transaction, 72,000 shares of unregistered stock were issued and the Company recorded a charge to legal, professional, and consulting expense of $76,320 for these services.

See also footnote 14 warrants section regarding the impact of the issuance of this stock on the anti-dilution provisions of warrants outstanding.

NOTE 14 - SHAREHOLDERS' EQUITY

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

We have 5,000,000 shares of preferred stock authorized.

As of September 30, 2006 there was no preferred stock outstanding.

COMMON STOCK

SERVICES RENDERED

For the fiscal year ended September 30, 2004 the Company issued in aggregate 1,913,354 shares of common stock for consulting services. The Company recorded expenses totaling $2,578,047 as follows:

During fiscal 2004, the Company issued in aggregate 1,213,354 shares of restricted, unregistered common stock in exchange for services valued at the fair value of serviced provided totaling $1,520,047 as follows: During January 2004 the Company issued 58,881 shares of restricted, unregistered common stock to two companies in compensation of professional construction services valued at the fair value of the services provided totaling $65,166. During March 2004 the Company issued 150,000 shares of restricted unregistered common stock in the name of one company in partial compensation of equipment purchased. During June, 2004 it was agreed by the Company and the entity that the entity would not accept the shares in lieu of partial payment and the 150,000 shares were cancelled. In July 2004 the Company issued 790,000 shares of restricted, unregistered common stock to two individuals and 3 companies in remuneration for and payment of debts relating to research, product development, marketing, business development, and business strategy services valued at the fair value of services provided totaling $790,000. During August 2004, the Company issued 364,373 shares of restricted, unregistered common stock to one officer and one consultant in remuneration for product development, intellectual property, marketing, and business advisory services performed in fiscal 2003 and valued at the fair market value of the stock issued which equaled the fair value of services provided of $664,881.

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

For the fiscal year ended September 30, 2005, the Company issued 150,000 shares of common stock, registered under an S-8 registration statement to one individual for intellectual property and business advisory services valued at $325,769, the market value of the services.

For the fiscal year ended September 30, 2006 the Company issued in aggregate 1,175,014 shares of common stock for services rendered or in settlement of accounts payable valued at the market value of the services provided as follows:

In November, 2005 the Company issued 73,961 shares of stock registered for resale pursuant to Bankruptcy code section 1145 (“Section 1145” stock) for business advisory and consulting services incurred between May, 2005 and September, 2005 and valued at $131,577.

In November, 2005 the Company issued 232,258 shares of stock registered for resale pursuant to Bankruptcy code section 1145 for financial services performed in conjunction with the $6,000,000 Debtor in Possession notes. The services were valued at $360,000.

In January, 2006 the Company issued 78,489 shares of unregistered common stock valued at $1.72 per share, the market price on the date prior to issuance, in payment of services related to the negotiation of the conversion of the October, 2005 Debtor in Possession financing.

In May, 2006, the Company issued 526,840 shares of unregistered common stock as prepayment for public and media relations consulting services from January, 2006 through March, 2008 valued at $832,407. The shares were valued at $1.58 per share, the closing market price on the date prior to issuance. The expense will be amortized over the life of the consulting contract. We have amortized $277,470 of this balance through September 30, 2006 and we will amortize $92,490 per quarter until the contract expiration in March, 2008.

In May, 2006, the Company issued 191,466 shares of common stock registered under Form S-8 to an individual in payment of past due accounts payable related to legal services and valued at $296,773, both the market value of the shares on the date prior to issuance and the value of the legal services..

In September, 2006, the Company issued 72,000 shares of unregistered common stock valued at $1.06 per share, the market price on the date prior to issuance, in payment of services related to the negotiation of the partial $3,500,000 March Bridge Notes conversion.

CONVERSION OF CONVERTIBLE NOTES AND DEBENTURES

There were no debt conversions for the fiscal year ended September 30, 2004. For the fiscal year ending September 30, 2005, the Company issued 2,478,777 shares of common stock upon the conversion of $4,139,558 of principal at a conversion price of $1.67 per share of the $15 million debentures issued in August, 2004.

For the fiscal year ending September 30, 2006 we issued 7,815,048 shares for the conversion of $12,162,191 in convertible notes and debentures. We also issued 2,568,737 shares of stock as inducements to convert $7,325,000 of converted debt and to waive certain rights under the debt and related debt documents. The value of the inducement shares at market prices was determined to be $3,568,235. During fiscal 2006, we had three series of debt subject to conversions:

A. August, 2004 $15 million Debentures

During the year ending September 30, 2006, the Company issued 3,089,236 shares of common stock for the conversion of $4,837,192 of the August, 2004 Convertible Debentures as follows:
-	$680,191 of principal was converted at $1.67 per share into 407,300 shares of common stock
-	$4,157,001 of principal was converted at $1.55 per share into 2,681,936 shares of common stock.
Since the Company had previously recorded a carrying value adjustment on the $15 million debentures, no gain or loss was recorded on the conversions.

B. October, 2005 $6 Million Debtor in Possession Convertible Notes:
During the year ending September 30, 2006, in October, 2005 the Company raised $6,000,000 in convertible notes. The Company induced full conversion of these notes in January, 2006. The company issued 3,870,972 shares of common stock registered under Bankruptcy code section 1145 at a conversion price of $1.55 per share for the conversion of the $6.0 million in notes. To facilitate the conversion and to settle other outstanding issues, the Company issued 1,308,142 unregistered shares valued at the previous trading day’s closing market price of $1.72 per share. The company recorded a charge of $2,250,005 to other expense relating to inducement of convertible debt as a result of this transaction.

C. March, 2006 Convertible Bridge Notes
During the year ending September 30, 2006, in March, 2006 the Company issued $3,500,000 in convertible notes due September, 2006 In September, 2006, $1,325,000 of the $3,500,000 in principal was converted at $1.55 per share into 854,840 shares of common stock and the remaining $2,175,000 in principal was repaid in cash. As an inducement to convert the principal and in exchange for the waiver of future antidilution of the note holders’ remaining warrants, we issued 1,260,595 shares of common stock valued at $1,336,230 or $1.06 per share, the market price on the date prior to issuance.

LEGAL AND BANKRUPTCY SETTLEMENTS

During the year ended September 30, 2004, 675,000 shares of common stock was issued, valued at $739,000 for legal settlements related to Gary Cope and Robert Nikoley V. Composite Technology Corporation, et. al litigation. See Form 10-K for fiscal 2005 and form 10K-SB/A for fiscal 2004 for additional information and disclosure. The common stock issued was valued at the market closing price of the Company's common stock on the date of issue.

During fiscal 2006, the Company issued 7,971,425 shares of common stock for settlement of bankruptcy claims and litigation settlements valued at $15,209,522 of which $14,153,522 had been accrued as of September 30, 2005, $354,000 was recorded as a prepaid expense in fiscal 2006, and $702,000 was recorded as a bankruptcy claims expense during fiscal 2006. All shares issued for bankruptcy claims and litigation settlements were Section 1145 stock and the price per share was set by the Bankruptcy court as the market price on the date immediately prior to the settlement date. Issuances are summarized as follows:

Name	Settlement type	Date issued	Shares	Value per share	Settlement Value	Accounting treatment
Acquvest	Litigation	November, 2005	6,500,000	$1.95	$12,675,000	Accrued, 9/30/2005
Ascendiant	Litigation	November, 2005	650,000	$1.84	$1,196,000	Accrued, 9/30/2005
Shields	Litigation	November, 2005	25,000	$1.82	$45,500	Accrued, 9/30/2005
Vendor claims	BK Claim	November, 2005	146,425	$1.62	$237,022	Accrued, 9/30/2005
Vendor claim	BK Claim	November, 2005	200,000	$1.77	$354,000	Prepaid Expense on issuance date
August, 2004 Debenture holders	BK Claim	June, 2006	450,000	$1.56	$702,000	Expensed during fiscal 2006
Total			7,971,425		$15,209,522

Of the balance recorded during fiscal 2006 as a prepaid expense, $344,000 is included as of September 30, 2006 as a prepaid sales commission and $10,000 was recorded to expense during the year.

PAYMENT OF ACCRUED INTEREST

During fiscal 2006, the Company issued 277,476 shares of common stock in lieu of interest totaling $450,760. In November, 2005 interest accrued on the August, 2004 Debentures of $433,435 was paid by the issuance of 261,132 shares of Section 1145 stock valued under the Bankruptcy court at $1.66 per share. In September, 2006 16,344 shares of unregistered stock valued at the market price on the date prior to issuance of $1.06 or $17,325 were issued to the two holders of the $3,500,000 Bridge Notes who elected to convert their principal as described in note 13.

CASH

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

STOCK OPTIONS

On May 15, 2001, TTC, a predecessor to the Company, established the 2001 Incentive Compensation Stock Option Plan (the "TTC Plan"). The TTC Plan was administered by the Company's Board of Directors. Under the TTC Plan, the Board had reserved 4,764,000 shares of common stock to support the underlying options which may be granted. As part of TTC's acquisition by CTC on November 3, 2001, the TTC Plan was terminated, and the options were converted into options to purchase shares of CTC's common stock pursuant to the 2002 Non-Qualified Stock Compensation Plan (the "Stock Plan"). The number of shares reserved initially under the Stock Plan was 9,000,000. This number was increased to 14,000,000 on October 24, 2002 and increased to 24,000,000 on April 27, 2006.

The exercise price of the underlying shares will be determined by the Board of Directors; however, the exercise price may not be lower than 100% of the mean of the last reported bid and asked price of the Company's common stock on the grant date as quoted on the NASDAQ Bulletin Board or any other exchange or organization. The term of each option will be established by the Board of Directors at the date of issue and may not exceed 10 years. The Plan automatically terminates on May 15, 2021 and no options under the Plan may be granted after May 15, 2011.

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

The following table summarizes the Stock Plan stock option activity from the conversion of the Plan from September 30, 2003 through September 30, 2006.
Number of Shares	Average Exercise Price
Outstanding, September 30, 2003	8,147,740	$0.36
Granted	969,904	$1.00
Exercised	(497,220)	$0.11
Cancelled	(1,425,088)	$0.30

Outstanding, September 30, 2004	7,195,336	$0.37
Granted	775,000	$1.71
Exercised	(1,480,000)	$0.22
Cancelled	(322,400)	$2.15

Outstanding, September 30, 2005	6,167,936	$0.57
Granted	10,177,000	$1.01
Exercised	--	$--
Cancelled	(379,600)	$1.29

Outstanding, September 30, 2006	15,965,336	$0.83

EXERCISABLE, September 30, 2006	5,058,155	$0.55

The weighted-average remaining contractual life of the options outstanding at September 30, 2006 was 5.2 years. The exercise prices of the options outstanding at September 30, 2006 ranged from $0.25 to $2.00, and information relating to these options is as follows:

Range of Exercise Prices	Stock Options Outstanding	Stock Options Exercisable	Weighted Average Remaining Contractual Life in years	Weighted Average Exercise Price of Options Outstanding	Weighted Average Exercise Price of Options Exercisable
$0.25-0.49	2,720,432	2,520,432	5.3	$0.30	$0.30
$0.50-$0.99	2,775,000	1,951,666	5.3	$0.59	$0.56
$1.00-$1.49	10,319,904	436,057	5.2	$1.02	$1.08
$1.50-$1.99	50,000	50,000	0.3	$1.75	$1.75
$2.00-$2.99	100,000	100,000	0.3	$2.00	$2.00

Total	15,965,336	5,058,155

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

The following table summarizes all warrant activity from September 30, 2003 through September 30, 2006:

	Number of Shares	Weighted-Average Exercise Price

Outstanding, September 30, 2003	17,398,457	$0.55
Granted	7,059,446	$1.58
Exercised	(6,735,222)	$0.42
Cancelled	(4,501,000)	$0.49

Outstanding, September 30, 2004	13,201,681	$1.08
Granted	1,166,009	$3.13
Exercised	(3,830,242)	$0.55
Cancelled	(1,741,055)	$0.56

Outstanding, September 30, 2005	8,796,393	$1.70
Granted	5,261,756	$1.75
Exercised	(913,596)	$1.18
Cancelled	(1,656,160)	$1.42

OUTSTANDING, September 30, 2006	11,488,393	$1.58

EXERCISABLE, September 30, 2006	11,488,393	$1.58

Cash exercises:

The following table summarizes the warrant exercises for cash for the year ended September 30, 2006. Each warrant was exercised for cash for a like number of shares of common stock of the Company:
Warrant Series	# of exercises	Warrants exercised	Cash consideration	Exercise Price per share
2002 Numbered warrants	1	83,333	$41,667	$0.50
Series S	2	300,000	$300,000	$1.00
Debenture $1.75 series	1	230,263	$356,908	$1.55
Total	4	613,596	$698,575	$1.14

Exercise for subscription note receivable:

On July 11, 2006 the holder of 300,000 “Red Guard” warrants to purchase a like number of shares for $1.26 per share submitted their warrants for exercise without cash payment. The holder of the warrants had made a legal claim prior to the exercise that the shares underlying the warrants were supposed to have been registered for resale as part of the terms of their issuance in September, 2001. There appears to be merit for his claim and to avoid legal action we have agreed to allow the exercise of the warrants for a note receivable due upon the successful registration of the shares in question, scheduled to “piggyback” on our next registration statement to be filed at a future date. The $378,000 subscription note receivable has been recorded as a reduction to paid in capital in the balance sheet. The shares are included in the Company’s issued and outstanding figure but are being held in trust by the Company pending payment of the receivable.

In October, 2005 we issued 1,354,838 warrants in conjunction with our October, 2005 $6.0 million Convertible Note offering including 193,548 warrants issued to Lane Capital as part of their financing fees and 1,161,290 warrants issued to the note holders. Under the terms of the financing, 50% of the warrants were issued at an exercise price of $1.78 and 50% at an exercise price of $1.94. We valued the warrants using the Black Scholes option pricing model with a volatility of 100%, a risk free rate of 3.97%, a life of 3 years, a 0% dividend rate and a market price of $1.55 at $0.9452 and $0.9191 for the $1.78 and $1.94 warrants respectively. The fair value of the warrants issued to the note holders was used as part of the beneficial conversion feature allocation described in footnote 13 above. The 193,548 warrants issued to Lane Capital were valued at $180,416 and were included in legal and professional expenses.

As a result of the financing, we triggered anti-dilution provisions existing in our $15 million August, 2004 Convertible Debentures and related warrants. The warrant exercise prices for the “$1.75 Debenture,” “1.82 Debenture” and “$3.23 Debenture Amendment” warrants were adjusted from their original exercise prices of $1.75, $1.82, and $3.23 respectively. We accounted for the re-pricing by calculating the difference in the fair value of the warrants immediately before the re-pricing to the value of the warrants immediately after the re-pricing. We used the Black-Scholes option pricing model using the following assumptions:

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

In March, 2006 we issued 2,750,001 warrants in conjunction with our March, 2006 $3.5 million Bridge Notes offering. Of these warrants, 750,001 warrants are exercisable at $1.55 per share and 2,000,000 are exercisable at $2.00 per share. The warrants were valued using the Black Scholes model and were included in the calculation of the beneficial conversion feature of the Convertible Debt as described in Footnote 14.

In May, 2006 we issued 150,000 $1.55 warrants under the same terms and conditions as the March, 2006 $1.55 warrants to Lane Capital for services performed in conjunction with the March, 2006 $3.5 million Bridge Notes offering. We valued the warrants using the Black Scholes Merton option pricing model with a volatility of 107%, a risk free rate of 4.36%, a life of 2.9 years, a 0% dividend rate and a market price of $1.15 at $0.694 per warrant. We recorded a compensation charge to legal, professional, and consulting expense of $104,100 as a result of this issuance.

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

In May, 2006 we issued a total of 600,000 warrants to Media Relations under the terms of our December, 2005 media relations services contract with exercise prices of $2.00, $2.50, and $3.00 in equal 200,000 warrant amounts. The warrants expire on December 31, 2008. We valued the warrants using the Black Scholes Merton option pricing model with a volatility of 107%, a risk free rate of 4.5%, a life of 2.6 years, a 0% dividend rate and a market price of $1.15 at $0.6035, $0.5499, and $0.5061 per warrant. We recorded the value of these warrants as a prepaid expense of $331,900. We amortized $110,633 to general and administrative expense during the year ended September 30, 2006 and will amortize $36,878 to expense per quarter over the remaining life of the services contract.

In September, 2006 we issued stock at $1.06 per share as part of the inducement to convert the $1,325,000 of the $3,500,000 million Bridge Notes. This issuance triggered an anti-dilution provision in 466,072 of the then outstanding 900,000 2006 Series A warrants previously exercisable for $1.55 per warrant and in the October, 2005 $1.78 and $1.94 Debtor in Possession warrants. The anti-dilution provision resulted in the issuance of 215,451 additional 2006 Series A warrants at a strike price of $1.06 per warrant, the reset of the strike price of 466,072 Series A warrants from $1.55 to $1.06 per warrant, the reset of the 677,419 $1.78 warrants from $1.78 to $1.22 per warrant, and the reset of the 677,419 $1.94 warrants to $1.33 per warrant. The following summarizes the assumptions used for the calculation of the warrant price reset using the Black-Scholes-Merton option pricing model:

	2006 Series A $1.55	October, 2005 $1.78	October, 2005 $1.94
Original exercise price	$1.55	$1.78	$1.94
Revised exercise price	$1.06	$1.22	$1.33
Market price on re-set	$1.06	$1.06	$1.06
Remaining life	2.48 years	2.10 years	2.10 years
Volatility	96%	95%	95%
Risk free rate	4.8%	4.8%	4.8%
Dividend rate	0%	0%	0%
Fair value prior to reset	$0.5204	$0.4313	$0.4091
Fair value after reset	$0.6115	$0.5298	$0.5072
Fair value differential per warrant	$0.0911	$0.0985	$0.0981
Warrants re-set	466,072	677,419	677,419
Fair value differential - reset warrants	$42,459	$66,726	$66,455

The fair value of the 215,451 additional Series A warrants was $0.6115 per warrant, the Black-Scholes-Merton fair value of the 2006 Series A $1.55 warrants after reset to the exercise price of $1.06 per warrant, or $131,748.

We have recorded $696,350, the aggregated total of the fair value differentials of the warrants subject to price reset and the fair value of the newly issued warrants as a compensation charge recorded in fiscal 2006 into other expense related to modification of warrants.

We determined that the issuance of the inducement stock, the additional warrants, and the re-pricing of the warrants had no impact to the conversion price of our remaining August, 2004 Convertible Debentures and their related warrants.

The following table summarizes the warrants issued, outstanding, and exercisable as of September 30, 2006:

Warrant Series	Grant Date	Strike Price		Expiration Date	Warrants remaining	Proceeds if Exercised	Call feature
“December 2003”	Dec., 2003	$2.04		December, 2008	120,000	$244,800	(5)
Debenture $1.75	Aug, 2004	$1.55	(1)	August, 2008	1,496,710	2,319,901	None
Debenture $1.82	Aug, 2004	$1.55	(1)	August, 2008	1,726,973	2,676,808	None
Series S	Sept, 2004	$1.00		July, 2007	1,127,000	1,127,000	(6)
Series T	Sept, 2004	$1.00		July, 2008	160,000	160,000	None
Series U	Sept, 2004	$1.83		August, 2008	512,362	937,622	(7)
Debenture Amend	Nov, 2004	$1.55	(1)	November, 2008	1,083,592	1,679,568	None
October, 2005 $1.78	Oct, 2005	$1.22	(2)	October, 2008	677,419	826,451	None
October, 2005 $1.94	Oct, 2005	$1.33	(3)	October, 2008	677,419	900,967	None
2006 Series A1	Mar, 2006	$1.55		March, 2009	433,929	672,590	None
2006 Series A2	Mar, 2006	$1.06	(4)	March, 2009	681,523	722,415	None
2006 Series B	Various 2006	$2.00		May, 2009	2,191,466	4,382,932	(8)
2006 Series C	May, 2006	$2.00		December, 2008	200,000	400,000	None
2006 Series D	May, 2006	$2.50		December, 2008	200,000	500,000	None
2006 Series E	May, 2006	$3.00		December, 2008	200,000	600,000	None

Total					11,488,393	$18,151,053

(1) Subject to anti-dilution provisions. Price reset under a 100% of “new issue price” price reset in October, 2005 that converted to a weighted average formula in August, 2006. Future equity or equity equivalent issuances below $1.55 per share may result in additional price resets.

(2) Subject to anti-dilution provisions. Price reset under a 115% of “new issue price” reset in September, 2006. Future warrant issuances below $1.06 per warrant will result in price re-set.

(3) Subject to anti-dilution provisions. Price reset under a 125% of “new issue price” reset in September, 2006. Future warrant issuances below $1.06 per warrant will result in price re-set.

(4) Subject to “full ratchet” anti-dilution provisions. Price reset in September. Certain future equity or equity equivalent issuances below $1.06 per share will result in a price reset of 100% of the new issue price and additional issuances of warrants.

(5) Callable if closing market price is 200% of strike price for 20 consecutive trading days

(6) Callable if closing market price is 200% of strike price for 5 consecutive trading days

(7) Callable if closing market price is 200% of strike price for one trading day

(8) Callable if trading price is greater than $2.50 for 10 consecutive days

NOTE 15 -  EQUITY BASED COMPENSATION

On October 1, 2005, the Company adopted SFAS No. 123 (revised 2004), “ Share-Based Payment, ” (SFAS No. 123R) which was issued in December 2004. SFAS No. 123R revises SFAS No. 123, “Accounting for Stock1Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations. SFAS No. 123R requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award. SFAS No. 123R also requires measurement of the cost of employee services received in exchange for an award based on the grant-date fair value of the award. SFAS No. 123R also amends SFAS No. 95, “ Statement of Cash Flows ,” to require that excess tax benefits be reported as financing cash inflows, rather than as a reduction of taxes paid, which is included within operating cash flows. The Company adopted SFAS No. 123R using the modified prospective method. Accordingly, prior period amounts have not been restated. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.

On September 27, 2001, the FASB Emerging Issues Task Force (EITF) issued EITF Issue 96-18 “Accounting for Equity Instruments That are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” which requires that equity instruments issued in exchange for services be valued at the more accurate of the fair value of the services provided or the fair value of the equity instruments issued. For equity instruments issued that are subject to a required service period, the expense associated with the equity instruments is recorded as the instruments vest or the services are provided. For common stock issued, the fair value is determined to be the closing market price on the date of issuance. For options and warrants issued or granted, the Company values the options and warrants on the date of issuance using the Black-Scholes valuation model. For grants subject to vesting or service requirements, the expenses is deferred and is recognized over the more appropriate of the vesting period, or as services are provided.

Key assumptions used in valuing options issued in the years ending September 30, 2006, 2005, and 2004 are as follows:

Fiscal year ending September 30	Risk Free Rate	Volatility
2004	3.33-4.27%	66-80%
2005	3.66-4.13%	73-106%
2006	4.36-4.95%	98-107%
A dividend yield of 0% was used for all years and the life used was the expected life of the instrument issued.

Classification of Stock-Based Compensation Expense

Employee stock-based compensation expense for the years ended September 30, 2006, 2005, and 2004 is as follows:

	Year ended	Year ended	Year ended
	September 30	September 30	September 30
	2006	2005	2004
Officer Compensation	$189,245	$--	$--
Selling and marketing	21,259	--	--
Research and development	92,512	--	--
General and administrative	435,087	--	--
Totals	$738,103	$--	$--

There was no employee stock based compensation expense for the years ended September 30, 2005 or 2004 since we accounted for our employee options under APB Opinion No. 25.

Our stock options vest on an annual or a quarterly basis over a three to five year vesting schedule and as of September 30, 2006 all employee based options vest based on length of employee service. For fiscal 2007, based on current stock option grants, we expect stock based compensation expense related to employee stock options of approximately $1,550,000 before income taxes. Such amounts may change as a result of additional grants, forfeitures, modifications in assumptions and other factors. SFAS No. 123R provides that income tax effects of share-based payments are recognized in the financial statements for those awards which will normally result in tax deductions under existing tax law. Under current U.S. federal tax law, we would receive a compensation expense deduction related to non-qualified stock options only when those options are exercised and vested shares are received. Accordingly, the financial statement recognition of compensation cost for non-qualified stock options creates a deductible temporary difference which results in a deferred tax asset and a corresponding deferred tax benefit in the income statement. However, since we currently have a full valuation allowance for all of our deferred tax assets, any tax consequences for fiscal 2006 is expected to be negligible to the financial statements.

As of September 30, 2006, there was $5.0 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements related to employee stock options. The costs are expected to be recognized over a weighted-average period of 3.3 years.

Non-employee stock based compensation expense consists of options granted to consultants and members of our Board of Directors.
In fiscal 2002, the Company recorded deferred compensation related to options granted during the fiscal year ending September, 2002 and which vested through January, 2006. The Company recorded compensation expense of $114,250, $248,675, and $298,820, during the years ended September 30, 2006, 2005, and 2004 respectively, for the value of the research and development services rendered during those years pertaining to the 2002 options. As of September 30, 2006 all of the 2002 deferred compensation had been recorded to expense. The Company did not issue any options to non-employees for fiscal years ending 2003, 2004 or 2005. In fiscal 2006, the Company issued options to non-employees including consultants and members of our Board of Directors.

Non-employee stock based compensation for the years ended September 30, 2006, 2005, and 2004 is as follows:

	Year ended	Year ended	Year ended
	September 30	September 30	September 30
	2006	2005	2004
Research and development	$114,250	$248,675	$298,820
General and administrative	125,156	--	--
Totals	$239,406	$248,675	$298,820

As of September 30, 2006 we have unvested but granted options with an aggregate unrecognized compensation cost calculated at the fair value on the date of grant of $2.2 million issued to consultants and our Board of Directors. The vesting of these options is either by length of service, upon the completion of performance conditions set by the Board of Directors compensation committee, or both. We follow the guidance of EITF 96-18 and SFAS 123R regarding the recognition of option related expense and we record the expense when the options are considered to have their vesting conditions satisfied. We expect that in general, the options will vest over three years and that fiscal 2007 expense will be approximately $800,000. Such amounts may change as a result of additional grants, forfeitures, modification in assumptions including changes to the performance conditions, and the completion of the performance conditions.

Tax Effect related to Stock-based Compensation Expense

SFAS No. 123R provides that income tax effects of share-based payments are recognized in the financial statements for those awards that will normally result in tax deductions under existing tax law. Under current U.S. federal tax law, the Company would receive a compensation expense deduction related to non-qualified stock options only when those options are exercised and vested shares are received. Accordingly, the financial statement recognition of compensation cost for non-qualified stock options creates a deductible temporary difference which results in a deferred tax asset and a corresponding deferred tax benefit in the income statement. Due to the uncertainty surrounding the future utility of the Company’s deferred tax assets, all deferred tax assets are fully allowed for as of September 30, 2006.

Fair Value Disclosures - Prior to SFAS No. 123R Adoption

Before the adoption of SFAS No. 123R, the Company applied APB Opinion No. 25 to account for its stock-based awards. Under APB Opinion No. 25, the Company was not required to recognize compensation expense for the cost of employee stock options. Had the Company adopted SFAS No. 123 for fiscal 2005 and 2004, the impact would have been as follows:

	2005	2004
		Restated
Net loss, as reported	$(40,163,407)	$(14,687,874)
Deduct total stock based employee compensation expense determined under fair value method for all awards	(1,500,568)	(642,594)

Net loss, pro forma	$(41,663,975)	$(15,330,468)

Earnings per common share
Basic, as reported	(0.35)	(0.14)
Basic, pro forma	(0.36)	(0.14)
Diluted, as reported	(0.35)	(0.14)
Diluted, pro forma	(0.36)	(0.14)

NOTE 15 - INCOME TAXES

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate of 34% to pre-tax loss from operations as a result of the following:

	Year Ended September 30,
	2006		2005		2004
Statutory regular federal tax rate	$(9,741,000)	34.0%	$(13,656,000)	34.0%	$(4,994,000)	34.0%
Change in valuation allowance	9,694,000	(33.8%)	16,585,000	(41.3%)	4,003,000	(27.2%)
State tax, net of federal benefit	(1,690,000)	5.9%	(2,347,000)	5.8%	(421,000)	2.8%
Convertible note exchanges	1,219,000	(4.3%)	0	0.0%	0	0.0%
Other	518,000	(1.8%)	(582,000)	1.5%	1,412,000	(9.6%)
Total	$0	0%	$0	0%	$0	0%

Net deferred tax assets comprised the following at September 30, 2006 and 2005:

	2006	2005
Deferred tax assets

Net operating loss carry forwards and tax credits	$31,608,000	$16,565,000
Accrued legal settlements	20,000	6,188,000
Warrants issued for services	6,312,000	4,071,000
Asset reserves and provisions	5,134,000	1,174,000
Fixed assets	(376,000)	--
Capitalized intangible assets	(7,342,000)	--
Other	631,000	467,000
Less: Valuation allowance	(35,987,000)	(28,463,000)
Net deferred tax assets	$--	$--

In assessing the realizability of the net deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends upon either the generation of future taxable income during the periods in which those temporary differences become deductible or the carry back of losses to recover income taxes previously paid during the carry back period. As of September 30, 2006, the Company had provided a full valuation allowance to reduce net deferred tax assets.

As of September 30, 2006, the Company had net operating loss carry forwards for federal, state and foreign income tax purposes of approximately $66,601,000, $58,894,000, and $12,000,000 respectively. The net operating loss carry forwards begin expiring in 2020 and 2010, respectively.

NOTE 17 - COMMITMENTS AND CONTINGENCIES

LEASES

The company leases the following office and production space:

	Monthly rent	Expires
Irvine, CA, headquarters	$79,891	December, 2010
Shanghai, China	$1,500	July, 2008
Office and production - Lubeck, Germany	$10,635	June, 2008
Service and storage - Lubeck, Germany	$36,955	September, 2007

Monthly rents are listed in US Dollars at the September 30, 2006 exchange rate. The Irvine, California rent increases by $3,154 per month on each January 1 lease anniversary date.

The Company leases vehicles with minimum payments of approximately 16,905 per month. The vehicles leases expire through April, 2009.

Rent expense was $972,010, $1,082,945, and $687,649 for the years ended September 30, 2006, 2005, and 2004, respectively.

Future minimum operating lease payments at September 30, 2006 were as follows:

Year ending September 30,	Operating Leases

2007	$1,795,739
2008	1,355,225
2009	1,190,374
2010	1,103,507
2011	277,918
Thereafter	$--

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

Future minimum capital lease payments under the new leases at September 30, 2006 were as follows:

2007	$316,389
2008	114,561
2009	--
2010	--
Thereafter	--
Total Payments	430,950
Less: Amounts representing interest	(33,262)
Fair Value of Capital Leases	397,688
Less Current Portion	(286,650)
Non Current Portion	$111,038

Property and equipment under capital leases consisted of the following at September 30, 2006:

Machinery and Equipment	$1,282,339
Accumulated Depreciation	(877,016)
Net Property and Equipment	$405,323

Depreciation expense recorded for assets recorded under capital leases was $399,579, $374,659 and $102,778 for the fiscal years 2006, 2005 and 2004, respectively.

PROFESSIONAL SERVICES AGREEMENTS

The Company has entered into two consulting agreements for professional and product development services as follows:

The Company has contracts with two companies owned by its director, Michael McIntosh: a legal services agreement with The McIntosh Group (TMG) for legal and intellectual property services and a consulting agreement with Technology Management Advisors, LLC (TMA) for strategic business advisory services related to technology and international patent and intellectual property filings. The initial agreements were executed on March 1, 2002 for a term of three years and were renewed in March, 2005 for an additional three years expiring on February 29, 2008. Each contract provides for payment of service fees of $250,000 per annum plus out of pocket expenses. The contracts expire on February 29, 2008.

On July 3, 2006 these agreements were cancelled and replaced with three agreements as follows:
•	An agreement between TMG and CTC Cable, a wholly owned subsidiary operating as the “cable” division of the Company to provide legal and intellectual property services for that division.
•	An agreement between TMG and EU Energy/DeWind, a wholly owned subsidiary operating as the “wind” division of the Company to provide legal and intellectual property services for that division.
•	An agreement between TMA and the Company to provide management services related to the Company’s technology protection and management.
Each of these agreements is for $250,000 per year, payable in equal installments at the beginning of each calendar month. Each Agreement will terminate on July 3, 2009, provided that it may be terminated at the end of each anniversary of its effective date upon 90 days prior written notice to the other party.

On January 2, 2006, the Company entered into a Public and Media Relations Strategy and Services Consulting Agreement with Media Relations Strategy, Inc., Boca Raton, FL ("MRS") to provide public and media relations strategy and marketing counsel in the financial markets for a term of 27 months and will terminate on March 28, 2008. The Agreement provides that MRS shall (1) act as a liaison between the Company and its shareholders, (2) act as an advisor to the Company with respect to existing and potential markets and investors, and (3) act as an advisor to the Company with respect to communications and information dissemination. The Company shall pay MRS a non-refundable retainer fee of $36,500 per month in advance as follows: (i) $197,100 on execution of the present Agreement; (ii) $197,100 on April 21, 2006; (iii) $197,100 on August 25, 2006; (iv) $197,100 on December 22, 2006 and (v) $197,100 on March 23, 2007. MRS shall be responsible for all the costs and expenses related to the provision of the Services.

The Company settled the entire remuneration due under the Agreement by electing to pay the full amount of the contract in 526,840 shares of stock valued at $832,407 in May, 2006 and thereby taking advantage of a 15% discount clause of the contract agreement.

As a further incentive to the MRS, the Company in May, 2006 the Company issued to MRS the following warrants to acquire the Company's unregistered, restricted shares of common stock: (i) 200,000 warrants at an exercise price of $2.00 per warrant; and (ii) 200,000 warrants at an exercise price of $2.50 per warrant; and (iii) 200,000 warrants at an exercise price of $3.00 per warrant ("the Warrants"). The Warrants expire on Wednesday, December 31, 2008.

The Agreement may be terminated by any party upon failure of the other party to cure a default or breach of this Agreement within (30) days; (ii) upon the bankruptcy or liquidation of the other party; (iii) upon the other party filing to benefit from any insolvency law; and/or (iv) upon the other party having or applying to have a receiver appointed to have jurisdiction over all or a substantial part of such party's assets or business. The Agreement may also be terminated by the Company in the event of a material and serious breach of MRS' duties or a repeated violation of its duties; or (ii) in the event of the loss by MRS of the services of a Key Person which is defined as any person or manager working with MRS whose presence the parties agree is materially important to the fulfillment of the services to be provided by MRS.

NOTE 18 LITIGATION

During the fiscal year ending 2006, all litigation in existence as of September 30, 2005 was resolved. With the acquisition of EU Energy in July, 2006 we acquired the liabilities and legal disputes of EU Energy which are described in the DeWind/EU Energy Litigation section below.

Composite Technology Corporation v. Acquvest (OCSC Case No. 03 CC 12640):

On October 16, 2003, CTC filed suit against Acquvest, Inc., Paul Koch, Victoria Koch, Patricia Manolis, and Michael Tarbox in Orange County Superior Court. CTC alleges causes of action for declaratory relief, breach of contract, fraudulent inducement, rescission and economic duress arising out of certain subscription and related agreements among the Company and the defendants. In connection with such agreements, CTC issued to Acquvest, Inc. and Patricia Manolis, in April 2003 and September 2003, a total of 150,000 units for a total purchase price of $375,000. Each unit consists of 10 shares of unregistered, restricted common stock and 10 Series I warrants to purchase one share of unregistered, restricted common stock. Each Series I warrant entitles the holder to purchase a share of common stock at $0.50 per share and expires on March 30, 2005. The agreements provide for the issuance of up to an additional 550,000 of such units for the same purchase price of $2.50 per unit, subject to certain conditions, and registration of share issuances under the Securities Act of 1933. The additional units have not been issued and the additional purchase consideration has not been paid. The parties disagree as to their respective rights and obligations with respect to the original issuances and such additional units. 10,000 units were also issued to Paul Koch for services in connection with such agreements, and a dispute has arisen as to his entitlement to those and additional units and warrants in connection with the agreements. CTC is seeking actual damages, punitive damages, statutory costs, attorneys' fees and injunctive relief against the defendants. CTC also seeks rescission of the pertinent agreements based on numerous grounds, including fraudulent inducement. By a letter to CTC's counsel dated September 8, 2004, Acquvest stated that it was waiving the contractual conditions to its purchase of an additional 400,000 units under its subscription agreement and was tendering $1,000,000, which was available on deposit, to CTC as payment for the units. Acquvest, Koch, and Manolis filed a Cross-Complaint on September 16, 2004, which they amended per stipulation on December 17, 2004. On April 14, 2005, CTC was served with notice that the Court granted defendants and cross-complainants' application for Writs of Attachment allowing for the attachment of CTC's assets totaling $2.55 million. The Court had denied two prior applications by defendants and cross-complainants for Writs of Attachment. CTC immediately filed a Notice of Appeal on April 14, 2005 and an Emergency Writ on April 18, 2005 with the California Courts of Appeal to challenge the Court's decision to grant the Writs of Attachment and to stay the Writs of Attachment. Additionally, CTC is working to arrange to post the bond to stay attachment of the entire amount subject to the Writs of Attachment. CTC believes that the Court committed reversible error by granting the Writs of Attachment and intend to vigorously seek to reversal of the order. Trial date was set for May 9, 2005, but was vacated as a result of the bankruptcy filing. The bankruptcy court has ordered that the trial be re-set in Orange County Superior Court. On October 31, 2005, CTC agreed to a complete settlement of the claims of Acquvest, Inc., Paul R. Koch, Victoria Koch and Patricia Manolis (the "Acquvest Parties"). CTC agreed to transfer 6.5 million shares (the "Settlement Shares") to settle all of the Acquvest Parties claims. There is an existing dispute over one of the settlement terms. CTC contends that an additional term of the settlement was that the Acquvest Parties would be responsibility for settling any claims of Michael Tarbox against CTC. An evidentiary hearing on this issue is set for December 22, 2005 in the bankruptcy court. On November 18, 2005, CTC entered into a Mutual Release Agreement to settle claims made by Acquvest, Inc., Paul R. Koch, Victoria Koch and Patricia Manolis against CTC and Benton H. Wilcoxon, CTC's CEO, in consideration for the issuance of 6,500,000 shares of CTC's common stock. As part of this settlement, it was recorded that Acquvest, Inc., Paul R. Koch, Victoria Koch and Patricia Manolis would be responsible for resolving CTC's issues with Michael Tarbox (see "Tarbox v. Koch"). Acquvest, Inc., Paul R. Koch, Victoria Koch and Patricia Manolis now claim that no such agreement was reached. Resolution of this matter will have no effect on the main release of CTC in the Acquvest, Inc., Paul R. Koch, Victoria Koch and Patricia Manolis litigation. One half of the Settlement Shares were transferred to the Acquvest Parties on delivery of the Mutual Release Settlement with the remaining shares being released 45 days thereafter. As of September 30, 2005, the Company recorded an accrual under SFAS 5 for $12,675,000 representing the shares to be issued in the settlement valued at $1.95 per share, the market price on the date immediately prior to the settlement date. On November 18, 2005 the shares were issued and the matter was closed.

Ascendiant Capital Group, LLC v. Composite Technology Corporation (JAMS Arb. No. 1200034701 and OCSC Case Nos. 03CC13314 & 03CC13531):

On November 4, 2003, Ascendiant Capital Group LLC, Mark Bergendahl, and Bradley Wilhite ("Plaintiffs") filed suit in Orange County Superior Court alleging causes of action against CTC and its CEO, Benton Wilcoxon, personally ("Defendants") for breach of contract, specific performance, fraud and deceit, negligent misrepresentations, breach of covenant of good faith and fair dealing, and declaratory relief arising out of a business advisory and consulting agreement (the "Agreement") allegedly executed between CTC and Ascendiant. CTC denies the material allegations and, on November 10, 2003, CTC filed a case in Orange County Superior Court against Plaintiffs alleging causes of action for declaratory relief, breach of contract, fraudulent inducement, and economic coercion arising out of the Agreement as well as various unrelated business agreements between Plaintiffs and Wilcoxon. CTC is seeking actual damages, punitive damages, statutory costs, attorneys' fees and injunctive relief against Plaintiffs. The principal parties are Ascendiant, Bergendahl, Wilhite, CTC and Wilcoxon. On November 24, 2003, the court entered an order consolidating the cases. On January 15, 2004, the parties agreed to submit all claims and cross-claims arising out of the Agreement to binding arbitration before the Honorable Robert Thomas Ret. at JAMS - Orange County. The remaining claims and cross-claims not arising out of the Agreement are pending before the Honorable Kazuharu Makino of Orange County Superior Court. On May 28, 2004, CTC's demurrers to Plaintiffs' causes of action in the arbitration for specific performance, negligent misrepresentation and breach of covenant of good faith and fair dealing were sustained, with leave to amend, as well as CTC's motion to strike Plaintiff's claims for punitive damages. Plaintiffs subsequently filed an amended complaint. Judge Thomas has reserved ruling on Plaintiffs' demurrers and motion to strike in the arbitration pending the outcome of the ruling on Plaintiffs' demurrers and motions to strike filed with respect to CTC's cross-claim pending in the superior court. An order has issued in the Orange County Superior Court action exempting this case from various pre-trial deadlines and noting that he expects that the case will not proceed to trial within 24 months of the date of filing. On February 22, 2005, CTC and Wilcoxon filed a Demurrer to Plaintiffs' causes of action for breach of contract and alter ego liability. The court overruled the Demurrer on April 1, 2005 and set Trial in the State court action for November 7, 2005. The arbitration commenced on February 9, 2005. Prior to completion of the arbitration, a settlement was reached on or about August 10, 2005 to resolve all claims by the parties. CTC agreed to pay $200,000 and issue 650,000 shares of common stock as part of the settlement. The Motion to Approve the Ascendiant Settlement was granted by the bankruptcy court on October 10, 2005. The Company recorded an accrual as of September 30, 2005 of $1,396,000 representing the $200,000 cash and $1,196,000 for the value of the stock, representing the market value of $1.84 per share on the date immediately prior to the settlement date. On November 18, 2005, both the cash payment and the 650,000 shares of stock were issued and the matter was closed.

David S. Shields v. Composite Technology Corporation:

On January 21, 2005, David S. Shields filed suit against CTC in Santa Clara Superior Court (Case No. 1-05-CV-034368) alleging CTC breached a subscription agreement by failing to issue the appropriate number of shares thereunder. CTC denies the claims and intends to vigorously defend against them. CTC filed an Answer and Cross-Complaint against Shields for Rescission and Declaratory Relief on April 18, 2005. The case has been removed to the U.S. Bankruptcy Court in the Central District of California. A status conference was set for January 10, 2006. On or about September 2, 2005, the parties entered into a settlement agreement whereby CTC agreed to issue Shields an additional 25,000 shares of common stock in exchange for a complete release of all claims. The Motion to Approve the Settlement was granted by the bankruptcy court on October 4, 2005. The Company recorded an accrual of $45,500 as of September 30, 2005 representing the market value of the stock on the date prior to the settlement date. On November 18, 2005 the 25,000 shares of stock were issued and the matter was closed.

Tarbox v. Koch (OCSC Case No. 04CC10345):

On October 13, 2004, Michael Tarbox ("Tarbox") filed an action in Orange County Superior Court (Case No. 04-CC-10345) against Paul Koch, Acquvest, CTC and Doe Defendants. Tarbox alleges that Koch made fraudulent transfers to Acquvest and the Doe Defendants for the purpose of avoiding the debt owed to Tarbox. Tarbox alleges that CTC securities were intended to serve as security for a debt owed by Koch to Tarbox. Tarbox alleges that Koch was not a bona fide purchaser of the CTC securities since they received such securities for the benefit of Tarbox. Tarbox further alleges that CTC breached an agreement to pay him a finder's fee in connection with investments made by Koch, since the finder's fees was given to Koch for the benefit of Tarbox.. Tarbox alleges that CTC's breach has caused him to suffer damages in excess of $750,000. On November 14, 2004, CTC filed a demurrer to the Complaint, and the other defendants also filed a demurrer. The Court granted leave to amend, and Tarbox then filed an amended Complaint. A demurrer filed by the other Defendants was granted on February 22, 2005, and Tarbox was again granted leave to amend. Tarbox filed a Second Amended Complaint. CTC has answered to Second Amended Complaint. However, since CTC delivered to Koch the finder's fee which Tarbox might have otherwise been entitled to, on April 11, 2003, Tarbox executed a written release, whereby Tarbox released CTC of any obligation to pay him a finder's fee in connection with the introductions made to Paul Koch and Acquvest, Inc. This matter was settled with the cash settlement as described in Michael Tarbox V. Composite Technology Corporation, et al. below.

MICHAEL TARBOX V. COMPOSITE TECHNOLOGY CORPORATION, ET AL.

On October 13, 2004, Michael Tarbox ("Tarbox") filed an action in Orange County Superior Court (Case No. 04-CC-10345) against Paul Koch, Acquvest, CTC and Doe Defendants. Tarbox alleges that Koch made fraudulent transfers to Acquvest and the Doe Defendants for the purpose of avoiding the debt owed to Tarbox. Tarbox alleges that CTC securities were intended to serve as security for a debt owed by Koch to Tarbox. Tarbox alleges that Koch was not a bona fide purchaser of the CTC securities since they received such securities for the benefit of Tarbox. Tarbox further alleges that CTC breached an agreement to pay him a finder's fee in connection with investments made by Koch, since the finder's fees was given to Koch for the benefit of Tarbox.. Tarbox alleges that CTC's breach has caused him to suffer damages in excess of $750,000. On November 14, 2004, CTC filed a demurrer to the Complaint, and the other defendants also filed a demurrer. The Court granted leave to amend, and Tarbox then filed an amended Complaint. A demurrer filed by the other Defendants was granted on February 22, 2005, and Tarbox was again granted leave to amend. Tarbox filed a Second Amended Complaint. CTC has answered to Second Amended Complaint. However, since CTC delivered to Koch the finder's fee which Tarbox might have otherwise been entitled to, on April 11, 2003, Tarbox executed a written release, whereby Tarbox released CTC of any obligation to pay him a finder's fee in connection with the introductions made to Paul Koch and Acquvest, Inc. In April, 2006 we agreed to a settlement with Tarbox in the amount of $100,000 payable in twelve monthly installments and we accrued this settlement as a litigation settlement in fiscal 2006. The balance remaining in accounts payable at September 30, 2006 was $50,000.

BANKRUPTCY CLAIMS

Under our Chapter 11 Bankruptcy filing dated May 5, 2005 the Bankruptcy Court established August 9, 2005 as the bar date for the filing of claims for liabilities or damages that existed prior to May 5, 2005. Substantially all claims filed had been resolved as of the end of November, 2005. During the year ended September 30, 2006, we resolved all remaining claims relating to our Chapter 11 Bankruptcy filing as follows:

A claim was filed by Patricia vanMidde for 250,000 shares of the Company’s common stock. VanMidde, a former consultant to the Company, claimed that the Company did not issue 250,000 shares of common stock alleged to have been promised in 2004 for services rendered. The Company represented that there was no promise of such a share issuance and believed the claim to be without merit. During the year ended June 30, 2006, Judge Ryan of the Bankruptcy Court agreed with the Company and rejected the claim for the shares of common stock.

A claim was filed by Zenith Insurance Company “Zenith” for $157,323 based on the results of a workers compensation inquiry for the time period of July, 2004 to January, 2005 representing additional workers compensation premiums due Zenith by the Company. During the quarter ended June 30, 2006, in April, 2006 Zenith and the Company agreed to a settlement amount of $100,000 payable in ten equal monthly installments of $10,000. The Company had recorded a settlement accrual of $100,000 as of March 31, 2006 and has paid $50,000 during the year ended September 30, 2006. The balance remaining in Accounts payable and other accrued liabilities is $50,120.

During the bankruptcy proceedings, the holders of the $15 million August, 2004 Debentures reserved their right to make a claim in the Bankruptcy against the Company for liquidated damages resulting from a delay in the registration of the common shares issuable in the event the Debentures and warrants were converted.  The claim, under the terms of the original Debenture agreement, would encompass damages of 2% per month of the remaining principal plus interest at 18% per annum covering the time period from July 1, 2005 to August 19, 2005. During the year ended September 30, 2006, the Debenture holders filed a claim for $860,994 and a hearing was set before the Bankruptcy Court. Prior to the hearing, the Company and the Debenture holders settled the claim for $702,000 payable in 450,000 shares of Common stock registered under section 1145 of the Bankruptcy code. The shares were valued at the direction of the Bankruptcy Court and were priced at $1.56 per share. The settlement balance was included in bankruptcy settlements expense in the statement of operations during the year ended September 30, 2006.

As a result of the settlement of all remaining claims under the Bankruptcy, on June 29, 2006, we applied for the issuance of a final decree with the Bankruptcy court. On August 2, 2006 the Bankruptcy court approved our final decree and we formally exited from Chapter 11 Bankruptcy protection.

DeWind Litigation:

A. FKI Engineering Ltd. and FKI plc. (the FKI Companies”) v. Dewind Holdings Ltd and Dewind GmbH; and DeWind GmbH v. FKI En-gi-nee-ring Ltd.

There are two related legal actions against subsidiaries of the Company: the first action is by FKI Engineering and FKI plc commenced in England against Dewind Holdings Ltd and Dewind GmbH (“first action”) and the second action is by DeWind GmbH against FKI Engineering Ltd commenced in Germany (“second action”).

1. FKI Engineering Ltd. and FKI plc. v. DeWind Holdings Ltd and DeWind GmbH

On July 6, 2006 FKI Engineering Ltd. and FKI plc. (the “FKI Companies”) filed a suit with the High Court of Justice, Queen’s Bench Division, Commercial Court, Royal Court of Justice in England against both DeWind Holdings Ltd. and DeWind GmbH claiming as follows: a. FKI Engineering Ltd. claims against DeWind Holdings Ltd.: (1) $2,113,555, further or alternatively damages for breach of contract; and (2) Interest in the amount of $112,355; and further b. FKI Engineering Ltd. and FKI plc claim against DeWind GmbH: (1) a declaration that neither FKI Engineering Ltd. nor FKI plc is liable to DeWind GmbH as set out in the Draft Proceedings or at all; (2) damages; (3) a declaration that FKI Ltd. and/or FKI plc would be entitled to repayment upon demand from DeWind GmbH of any amount which they may be ordered to pay to DeWind GmbH by reason of the matters set out in the Draft Proceedings (of the second action commenced by DeWind GmbH in Germany as described below) or otherwise; and finally, c. FKI Engineering Ltd. further claims against DeWind Holdings Ltd.: (1) damages, alternatively payment of $72,095,285; and (2) interest to be assessed.

On September 22, 2006 DeWind Holdings Ltd. filed a counterclaim claiming against FKI Engineering Ltd. as follows: (1) payment of $430,000; alternatively damages for breach of contract; (2) contractual interest; alternatively statutory interest to be assessed.

The claims mentioned under letter “a.” above center around a Share Sale Agreement (SSA) dated July 4, 2005 by which FKI Engineering Ltd. agreed to sell to DeWind Holdings Ltd. the entire issued share capital of DeWind GmbH. FKI Engineering Ltd. argues that according to the SSA, DeWind Holdings Ltd. had agreed to fully indemnify FKI Engineering Ltd. against liabilities and expenses suffered or incurred by FKI Engineering Ltd. or any member of the Seller Group Company arising directly or indirectly in connection with any claim under Performance Bonds and Guarantees. Thus, FKI Engineering Ltd. is claiming reimbursement of sums paid by FKI plc to Deutsche Bank AG pursuant to a deed of guarantee. In respect of this claim the Company has accrued 100% of the FKI Engineering Ltd. claim for $1,662,900 or $2,092,900, net of the $430,000 counterclaim, against receipt of deferred purchase consideration of $2,537,300.

In formulating the claims mentioned under letter “b.” above, the FKI Companies are seeking a negative declaratory judgment against DeWind GmbH in connection with the claims delivered by DeWind GmbH against FKI Engineering Ltd, delivered as “Draft Proceedings” in accordance with German law, that are now the subject of the above mentioned second action filed by DeWind GmbH against FKI Engineering Ltd in Lübeck Germany. This action is further described below. The FKI Companies are seeking declaration that DeWind GmbH has no claims against them out of capital reserve agreements or unlawful repayments. Furthermore, the FKI Companies seek declaration that any payment obligations towards DeWind GmbH would result in a claim of repayment of the FKI Companies against DeWind GmbH in the same amount. In this connection, the Company has contested the jurisdictional competency of the English court since it is not apparent that it does have jurisdiction according to Art. 2 et seqq. and Art. 6 Nr. 1 of the European Council Regulation (EC) No. 44/2001.

The claims mentioned under letter “c.” above are contingent on the finding that the claims that are now the subject of the above mentioned second action filed by DeWind GmbH against FKI Engineering Ltd in Lübeck, Germany for payment of $72,525,350, as further described below, are valid.

The counterclaim mentioned under letter “d.” above is based on the argument that FKI Engineering Ltd. has failed to pay DeWind Holdings Ltd. the sum of $430,000 although it was obliged to do so under the SSA, by reason whereof DeWind Holdings Ltd. has suffered loss and damage in such sum.

In respect of all claims mentioned above, Dewind GmbH and DeWind Holdings Ltd. have filed their defense. The FKI Companies, in turn, have filed and served a Reply to Defense and a Defense to the counterclaim. There has been no oral court hearing so far. From December 11, 2006 until December 13, 2006, an oral hearing was held in front of the English High Court regarding the competency of the English court to hear the cases.

No decision has been made as of December 21, 2006.

Except as noted above, we have not recorded a liability for any of these actions under SFAS 5 due to the uncertainty of the outcome.

2. DeWind GmbH v. FKI En-gi-nee-ring Ltd.

On July 20th 2006 DeWind GmbH filed a claim against FKI Engineering Ltd. (with FKI plc being a “third party noticed”) at the District Court of Lübeck, Germany seeking that: a. FKI Engineering Ltd. shall be ordered to pay to DeWind GmbH the sum of $72,525,350; b. FKI Engineering Ltd. shall be ordered to pay to DeWind GmbH interest on the above mentioned sum of a value of 5 per cent point above the respective base lending rate since the pending of the action; and c. it shall be declared that FKI Engineering Ltd. has the obligation to refund possible taxes to DeWind GmbH, which may be evaluated against DeWind GmbH, if the tax authorities deem the aforementioned claim for payment as extraordinary gains liable to tax, which cannot be settled with DeWind’s accumulated deficit.

The claim was filed based on a review of DeWind GmbH’s March 31, 2006 year end audit which indicated that FKI Engineering Ltd. as a former shareholder of DeWind GmbH had not duly paid capital reserves in the amount of the claim. The Company asserts that FKI either did not pay the capital reserves as in accordance with the Capital Reserve Agreement signed pursuant to the acquisition of DeWind by EU Energy in July, 2005 or had, after receipt of money by DeWind GmbH, immediately claimed the funds back on the grounds of undefined loans. Such practices are illegal under German law. The Company further asserts that loan contracts of this magnitude were never concluded between DeWind GmbH and FKI Engineering Ltd. On September 12, 2006 FKI Engineering Ltd. filed its acknowledgement of defense, and has time until January 2, 2007 to file its detailed statement of defense. There has been no oral court hearing so far. In respect of this claim, the court costs of $347,600 have been accrued as of September 30, 2006. We have not recorded a contingent asset for any of these actions as of September 30, 2006.

B. Brush Electrical Machines Ltd. v. Dewind GmbH

On October 6, 2006, Brush Electrical Machines Ltd., an FKI Engineering Ltd. affiliate, served a notice of an action with the High Court of Justice, Queen’s Bench Division, Commercial Court, Royal Court of Justice in England on DeWind GmbH. According to this notice of action, Brush is claiming payment of an amount of GBP 692,438.27 (approximately $1.3 million at September 30, 2006 exchange rates) from DeWind GmbH. The claim is based on an alleged breach of contract with regard to an agreement between the parties dated 30 June 2005 concerning the asset transfer to DeWind GmbH resulting from the sale of DeWind UK by agreement dated July 4, 2005 and/or a further agreement concluded on 13 July 2005. The Company received the particulars of this claim on November 24, 2006. An accrual of $871,555 has been included in the September 30, 2006 balance sheet in accounts payable and other accrued liabilities.

C. Zephyr GmbH & Co. KG v. DeWind GmbH

On January 06, 2006 Zephyr filed a suit against DeWind GmbH with the District Court of Düsseldorf, Germany for payment of an amount of $1,300,533 plus interest based on the argument that DeWind GmbH had allegedly failed to comply with a guarantee of availability under a turbine sales contract. Furthermore, Zephyr sought a declarative judgment that DeWind GmbH had to come up for a potential purchase tax obligation in an amount of $208,085. On August 08, 2006, the District Court rendered a judgment by default against Zephyr dismissing the case. Zephyr filed an objection against this judgment on August 29, 2006. DeWind GmbH responded by filing a written pleading on October 04, 2006. Further court orders have not been rendered yet. The Company has fully reserved net receivables of $914,690 in respect of this dispute and has assumed that the $720,590 cash paid to Zephyr as a result of their calling of performance bonds will not be recovered. We have incorporated the fair value of these assets as $0 in our acquisition date balance sheet and to the extent that any of these funds are recovered, we intend to adjust the fair value of our assets and our goodwill acquired under the guidance of SFAS 141.

NOTE 19 - RELATED PARTY TRANSACTIONS

In May, 2005, the Company received $100,000 in cash from one of its Directors as an advance payment for sublease rents on approximately 2,100 square feet of the Company's headquarters facility. The sublease agreement is for three years and terminates in 2008. The balance is shown as "due to affiliate" on the balance sheet. The Company reduced operating expenses by $38,880 during fiscal 2006 as a result of this transaction. As of September 30, 2006, $58,320 remained as a due to affiliate on the balance sheet, included in accounts payable.

During fiscal 2006, the Company received $62,000 in cash from its CEO and Chairman of the Board of Directors in anticipation of the exercise of an option granted in 2001. Pursuant to company policy, the Compensation Committee of the Board of Directors must approve all option exercises by company executives. Prior to the meeting of the Compensation Committee, Mr. Wilcoxon wished to rescind his option exercise. The balance of $62,000 was outstanding as of September 30, 2006. . The balance was included in accrued expenses as of September 30, 2006.

The Company has contracts with two companies owned by its director, Michael McIntosh: a legal services agreement with The McIntosh Group (TMG) for legal and intellectual property services and a consulting agreement with Technology Management Advisors, LLC (TMA) for strategic business advisory services related to technology and international patent and intellectual property filings. The initial agreements were executed on March 1, 2002 for a term of three years and were renewed in March, 2005 for an additional three years expiring on February 29, 2008. Each contract provides for payment of service fees of $250,000 per annum plus out of pocket expenses. The contracts expire on February 29, 2008.

On July 3, 2006 these agreements were cancelled and replaced with three agreements as follows:
•	An agreement between TMG and CTC Cable, a wholly owned subsidiary operating as the “cable” division of the Company to provide legal and intellectual property services for that division.
•	An agreement between TMG and EU Energy, a wholly owned subsidiary operating as the “wind” division of the Company to provide legal and intellectual property services for that division.
•	An agreement between TMA and the Company to provide management services related to the Company’s technology protection and management.
Each of these agreements is for $250,000 per year, payable in equal installments at the beginning of each calendar month. Each Agreement will terminate on July 3, 2009, provided that it may be terminated at the end of each anniversary of its effective date upon 90 days prior written notice to the other party.

For the fiscal year ended September 30, 2006 we recorded fees of $312,500, patent filing fees of $105,807 and incidental expenses of $2,935 for TMG and fees of $250,000 and incidental expenses of $45,765 for TMA. All of these expenses were recorded to Research and Development expense.

In November, 2005 we issued 73,961 shares of the Company’s common stock to Michael McIntosh, registered under Section 1145 of the Bankruptcy Code for payment of $131,577 outstanding to TMA and TMG and applied this balance for work performed through September 30, 2005.

As of September 30, 2006 the Company had outstanding balances due to TMA and TMG of $147,631 and $202,138 respectively, included in accounts payable.

NOTE 20 - SEGMENT INFORMATION

CTC conducts its operations in the following two business segments: CTC Cable Division and DeWind Turbine Division. The segments have been organized on the basis of products. All of each segment’s product revenues relate to external customers. See also the analysis in Item 7 Management Discussion and Analysis.

ACCC Cable Division
Located in Irvine, California with sales operations in Dallas, Atlanta, Lubeck, Germany, and Shanghai, China, the CTC Cable Division produces and sells ACCC electrical transmission cable and related ACCC hardware products. ACCC cable production is a two step process. The Irvine operations produce the high strength, light weight, low sag composite “core” (ACCC core) which is then shipped to one of three cable wrapping partners in Canada, Belgium, or Bahrain where the core is wrapped with conductive aluminum to become ACCC cable. ACCC cable and core is sold through a distribution agreement with General Cable in the US and ACCC cable is sold outside the US directly to utilities. ACCC cable has been sold commercially since 2005 and is currently marketed worldwide to electrical utilities and transmission companies. During fiscal 2005 and 2006, the CTC Cable Division had commercial sales of $1.0 million and $3.5 million respectively to locations in the United States and China. The CTC Cable division represented 100% and 38% of consolidated revenues for fiscal 2005 and 2006 respectively.

DeWind Turbine Division
The Wind division operates under the brand name DeWind. Located in Lubeck Germany with sales operations in Dallas, TX, the DeWind Division produces, services, and sells DeWind turbines in the 1.25 and 2.0 Megawatt range. Prior to the acquisition of EU Energy on July 3, 2006, the DeWind Division had been inactive with no fiscal 2005 operating activity. The fiscal 2006 operations include only the operations after the acquisition date for the period July 3, 2006 through September 30, 2006. The DeWind division had revenues of $6.6 million during this time period representing 62% of the consolidated revenues for fiscal 2006. Of this revenue, $3.1 million represents the sale of three DeWind D6 turbines out of the inventory acquired and which were required to be valued under SFAS 141 Purchase accounting at their fair value on the acquisition date, which approximated the sales price to the customer. Sales by geography consisted of $3.1 million to China and $3.5 million to Europe.

The accounting policies of the reportable segments are the same as those described in Note 1. The Company evaluates the performance of its operating segments primarily based on revenues and operating income. Prior to June 30, 2006, the Company operated under one segment and allocated all corporate costs to the CTC Cable Division. For consistency of presentation, corporate costs are included in the CTC Cable Division for the entire fiscal year for 2006.

Segment information for the years ended September 30, 2006, 2005, and 2004 is as follows:

	Cable	Turbine
	Division	Division	Total
2006:
Revenues	$3,554,436	$6,580,878	$10,135,314
Operating loss	(13,117,211)	(4,861,377)	(17,978,588)
Total assets	6,744,153	89,508,671	96,252,824
Goodwill	--	25,469,000	25,469,000
Capital expenditures	467,049	60,317	527,366
Depreciation & amortization	793,219	558,325	1,351,544
2005:
Revenues	1,008,970	--	1,008,970
Operating loss	(16,704,881)	--	(16,704,881)
Total assets	5,711,315	--	5,711,315
Goodwill	--	--	--
Capital expenditures	1,833,052	--	1,833,052
Depreciation & amortization	559,084	--	559,084
2004:
Revenues	2,500,000	--	2,500,000
Operating loss	(13,563,350)	--	(13,563,350))
Total assets	18,081,243	--	18,081,243
Goodwill	--	--	--
Capital expenditures	846,385	--	846,385
Depreciation & amortization	153,039	--	153,039

The following Unaudited Pro-forma Segment information for the years ended September 30, 2006 and 2005 is provided to show the effect if the operating results of DeWind had been included from the beginning of fiscal 2005:

	Cable	Turbine
	Division	Division	Total
2006:
Revenues	$3,554,436	$32,137,022	$35,691,458
Operating loss	(13,117,212)	(16,198,838)	(29,316,050)
Total assets	6,744,153	89,508,671	96,252,824
Goodwill	--	25,469,000	25,469,000
Capital expenditures	467,049	600,217	1,067,266
Depreciation & amortization	793,219	1,092,769	1,885,988
2005:
Product Revenues	1,008,970	6,678,653	7,687,623
Operating loss	(16,704,881)	(4,420,057)	(21,124,938)
Total assets	5,711,315	97,070,277	102,781,592
Goodwill	—	25,469,000	25,469,000
Capital expenditures	1,833,052	483,521	2,316,573
Depreciation & amortization	559,084	385,322	944,406

NOTE 21 - SUBSEQUENT EVENTS

On October 1, 2006 the Company’s DeWind service and maintenance subsidiary, Eu Energy Service and Maintenance GmbH located in Lubeck, Germany assigned 50% of their previously wholly owned European based wind service subsidiary to Enertrag in exchange for the addition of all of the service and maintenance contracts and personnel then operated by Entertrag in addition to approximately $1,500,000 in cash provided by Entertrag into the new entity. The combined company will operate under the name E Energy Service GmbH and is expected to be consolidated as a 50% owned and controlled entity.

On November 27, 2006 the Company signed a strategic agreement with TECO/Westinghouse Motor Company to work together in the areas of sub-contract manufacturing for wind turbine generator design, assembly, and R&D and for wind turbine service and repair for North America.

NOTE 22 - SUPPLEMENTAL FINANCIAL INFORMATION

Supplemental Quarterly Financial Information (unaudited)

Fiscal year ended September 30, 2004	December 31	March 31	June 30	September 30
Revenue	$--	--	--	2,500,000
Gross profit	--	--	--	2,185,452
Loss before income taxes	$(1,777,766)	(3,374,667)	(3,505,184)	(6,030,258)
Net loss	$(1,782,766)	(3,374,667)	(3,505,184)	(6,025,258)
Basic and diluted net loss per share	$(0.02)	$(0.03)	$(0.03)	$(0.06)

Fiscal year ended September 30, 2005	December 31	March 31	June 30	September 30
Revenue	$46,485	--	--	962,485
Gross profit	$15,591	--	--	342,816
Loss before income taxes	$(5,677,750)	(4,439,709)	(11,872,623)	(18,173,325)
Net loss	$(5,677,750)	(4,439,709)	(11,872,623)	(18,173,325)
Basic and diluted net loss per share	$(0.05)	$(0.04)	$(0.10)	$(0.16)

Fiscal year ended September 30, 2006	December 31	March 31	June 30	September 30
Revenue	$572,892	$1,030,528	$1,785,420	$6,746,474
Gross profit (Loss)	251,426	53,416	533,217	(1,081,784)
Loss before income taxes	(7,233,302)	(6,517,597)	(4,205,944)	(10,562,093)
Net loss	(7,234,902)	(6,518,653)	(4,205,944)	(10,563,693)
Basic and diluted net loss per share	$(0.06)	$(0.05)	$(0.03)	$(0.06)

Correction of an error:
Subsequent to the date of the original 10KSB filing on December 23, 2004, it was determined that $364,277 in additional compensation expense should have been recorded into fiscal 2004 due to modifications of employee stock option exercises pursuant to cashless exercises. The following table reconciles the amounts listed above to the original filing

Fiscal year ending September 30, 2004	December 31, 2003	March 31, 2004	June 30, 2004	September 30, 2004
Correction of an error	$--	$(282,945)	$(64,573)	$(16,759)
Net loss, as originally reported	$(1,782,766)	$(3,091,722)	$(3,440,611)	$(6,008,498)
Net income (loss) as revised	$(1,782,766)	$(3,374,667)	$(3,505,184)	$(6,025,257)
Effect to basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Analysis of financial reserves:
	Balance at beginning of year	Reserves Acquired	Additions charged to costs and expenses	Payment or utilization	Balance at end of year

FY2006
Allowance for doubtful accounts (current)	$2,500,000	$494,063	$-	$(2,500,000)	$494,063
Allowance for doubtful accounts (long term)	-	3,612,364	-	-	3,612,364
Inventory reserve	234,673	5,934,180	23,705	-	6,192,558
Warranty reserve	-	11,594,876	-	-	11,594,876

FY2005
Allowance for doubtful accounts (current)	$-	$-	$2,500,000	$-	$2,500,000
Allowance for doubtful accounts (long term)	-	-	-	-	-
Inventory reserve	-	-	234,673	-	234,673
Warranty reserve	-	-	-	-	-

FY2004 (restated)
Allowance for doubtful accounts (current)	$-	$-	$-	$-	$-
Allowance for doubtful accounts (long term)	-	-	-	-	-
Inventory reserve	-	-	-	-	-
Warranty reserve	-	-	-	-	-

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

Fiscal 2004 Restatement

As of September 30, 2004, the Company did not maintain effective controls over the application of generally accepted accounting principles related to the financial reporting process for complex, non-routine transactions. Our internal accounting personnel did not have sufficient depth, skills and experience in accounting for complex, non-routine transactions in the financial reporting process and there was a lack of review by internal accounting personnel or accounting contractors with appropriate financial reporting expertise of complex, non-routine transactions to ensure they are accounted for in accordance with generally accepted accounting principles. Additionally we did not consistently use outside technical accounting contractors to supplement our internal accounting personnel, and we had insufficient formalized procedures to assure that complex, non-routine transactions received adequate review by internal accounting personnel or outside contractors with technical accounting expertise.

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

Management's Consideration of the Restatement

With respect to the restatement adjustment related to the stock option modification disclosed in Note 2 to the consolidated financial statement related to our incorrect accounting for equity compensation expense in 2004, management has concluded that the restatement for this item does not constitute a material weakness over the accounting for equity compensation expense as of September 30, 2005. In the preparation of the Annual Report on Form 10-KSB/A for the year ended September 30, 2004, filed on August 8, 2005, and the Annual Reports on Form 10-K for the years ended September 30, 2005 and 2006 in light of the discovery of the error discovered during a review of the 10-KSB, and as discussed in the Explanatory Note and in Note 2 to the consolidated financial statements, the Company undertook a review of all of its equity accounting transactions. We also conducted a review of additional significant, complex, non-routine transactions recorded from September, 2001 through the period ended March 31, 2005. The accounts reviewed as part of this remediation process were in addition to those reviewed in connection with the Company's preparation of its Form 10-KSB/A for the year ended September 30, 2004 filed on August 8, 2005. The Company utilized individuals with technical accounting expertise to supplement its internal review. The Company believes that these corrective actions, taken as a whole, have mitigated the control deficiencies with respect to our preparation of the 2004 Annual Report on Form 10-KSB/A and 2005 Annual Report on Form 10-K and that these measures have been effective to ensure that information required to be disclosed in this 2006 Annual Report on Form 10-K have been recorded, processed, summarized and reported correctly. In particular, the Company's management believes that the measures implemented to date provided reasonable assurance that the Company's audited financial statements included in this 2006 Annual Report on Form 10-K are prepared in accordance with generally accepted accounting principles.

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

Fiscal 2006 Assessment.

We have excluded the internal control structure of our acquired subsidiary DeWind, Ltd. from the scope of our fiscal 2006 assessment since the acquisition was made on July 3, 2006, less than 90 days prior to our fiscal year end.

During management's review of our internal control structure under Sarbanes-Oxley section 404, for the fiscal year ending September 30, 2006, we determined the following to be material weaknesses:

Entity level Processes and weaknesses. As of September 30, 2006, the following material weaknesses existed related to general processes and weaknesses for the entity taken as a whole:

o Proper segregation of duties and inadequate training did not exist as well as an inadequate number of accounting and finance personnel staff at fiscal year end.

o The Company had one member Audit Committee, a one member Compensation Committee, and had a designated financial expert on the Board of Directors since January of 2006. Until December, 2005 we only had a two person non-independent Board of Directors and from January, 2006 through November, 2006 we had one independent director and two non-independent directors comprising our Board of Directors.

o The Company did not have an independent internal audit function due to the small size of the organization.

These material weaknesses related to the entity as a whole affect all of our significant accounts and could result in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected.

Information Technology Controls (ITCs) . ITCs are policies and procedures that relate to many applications and support the effective functioning of application controls by helping to ensure the continued proper operation of information systems. ITGCs include four basic information technology (IT) areas relevant to internal control over financial reporting: program development, program changes, computer operations, and access to programs and data. As of September 30, 2006, a material weakness existed relating to our information technology general controls, including ineffective controls relating to:

o Access to programs and data including (1) user administration, (2) application and system configurations, and (3) periodic user access validation

Inventory Processes. As of September 30, 2006, the following material weaknesses existed related to ineffective controls over our inventory processes:

o Perpetual Inventory records: Ineffective controls to (a) accurately record the raw materials inventory moved out of inventory stores and into manufacturing production and later into finished goods and, (b) accurately record manufacturing variances.

Procure to Pay process. During our fiscal 2006 assessment of the Company’s procure to pay (cash payments and disbursements) cycle, we determined that there were numerous significant control deficiencies relating primarily to inventory purchasing and related purchasing and payable system control deficiencies. If assessed on an individual basis, none of these deficiencies were determined to be material weaknesses. However, taken in the aggregate we believe the following constitute a material weakness:

i)	An effective purchasing function did not exist during the entire fiscal year.
ii)
There were inadequate system driven matching controls over the receiving function for inventory parts and supplies. Receiving tolerances for inventory related pricing and quantities received are not established systematically.

iii)	There was a lack of segregation of duties between the purchasing and payable processing functions.
iv)	There were inadequate vendor management duties and responsibilities during the year
v)	There was a lack of sufficient purchasing reports for management review.

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

Changes in Internal Control Over Financial Reporting

Throughout fiscal 2006, we have implemented additional processes and procedures and have also effected a reorganization of our accounting and finance department, to assure adequate review of complex, non-routine transactions. These measures included the implementation of requirements for more stringent and complete documentation of the review, analysis and conclusions regarding complex, non-routine transactions and the review of the documentation regarding the analysis of such transaction and the proposed accounting treatment by senior accounting personnel and the principal accounting officer. We have also implemented policies and procedures to assure adequate and timely involvement of outside accounting contractors, as needed, to obtain guidance as to the application of generally accepted accounting principles to complex, non-routine transactions.

Notwithstanding the exclusion of our Dewind acquisition subsidiary being excluded in scope for fiscal year 2006, subsequent to the acquisition of EU Energy, in September, 2006 we engaged the services an ex-Big 4 accounting specialist with US GAAP and accounting process experience to review the processes related to DeWind’s revenue recognition, inventory, accounts receivables, and product warranty liability balances. In addition, this consultant assisted with the required disclosure requirements related to operational activity subsequent to the acquisition and related to this 10-K document. We expect to continue the evaluation of the Dewind controls into fiscal 2007 and we expect to incur substantial expense to properly document, evaluate, and remediate the DeWind control structure.

Except as noted for the Dewind acquisition, the Company has tested our internal control structure and has identified several controls, including those controls listed above as material weaknesses that require further remediation. The Company will continue the implementation of policies, processes and procedures regarding the review of complex, non-routine transactions and the hiring of additional accounting personnel.

Management believes that our controls and procedures will continue to improve as a result of the further implementation of these measures.

The Company's management has identified the steps necessary to address the material weaknesses existing in 2006 described above, as follows:

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

(5) Interviewing prospective new independent Directors for our Board including members willing to serve on the Audit and Compensation committees.

(6) Evaluating the internal audit function in relation to the Company's financial resources and requirements. We expect to pursue a strategy of outsourcing our internal audit function in fiscal 2007.

(7) Continue the evaluation of the DeWind accounting and financial systems including documentation and implementation of accounting policies and procedures.

The Company began to execute the remediation plans identified above in the first fiscal quarter of 2007.

Except for the acquisition of EU Energy as described above, there was no change in our internal control over financial reporting during the year ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than the remediation measures which are described above.

Singer Lewak Greenbaum & Goldstein LLP, our independent registered public accounting firm, has audited management's assessment of the effectiveness of the Company's internal control over financial reporting as of September 30, 2005 and 2006 as stated in their report which appears in this Annual Report on Form 10-K.

Evaluation of Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer/acting Chief Financial Officer and our Vice President of Finance, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our Chief Executive Officer and acting Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of September 30, 2005 and 2006 because of the material weaknesses identified above.

ITEM 9B - OTHER INFORMATION

None.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the names, ages, and positions of our directors and officers.

Name	Age	Position Held	Officer since	Director since
Benton H Wilcoxon	57	Chief Executive Officer, Chairman, Acting Chief Financial Officer	2001	2002

Michael D. McIntosh	59	Director	N/A	2006

D. Dean McCormick III	53	Director	N/A	2006

Michael Porter	66	President	2006	N/A

Dominic J. Majendie	44	Corporate Secretary Vice President Legal, & Business Development	2004	N/A

The three directors named above will serve until the next annual meeting of our stockholders or until their successors are duly elected and have qualified. Directors will be elected for one-year terms at the annual stockholders meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement. As part of the acquisition, it was agreed that Michael Porter, the Chairman and CEO of EU Energy, would be appointed as President of the Company, and this was done on July 3, 2006. The terms of this appointment guarantee that Mr. Porter shall remain as the President of the Company until either, (i) his employment agreement terminates on July 2, 2007 and is not automatically renewed by the Company giving 30 days prior notice of termination, in advance of any July 2 anniversary, or (ii) termination is demanded by the Company for cause; or (iii) death, resignation or incapacity. Termination for cause can be effected in the event of one of the following: (i) Mr. Porter shall materially breach any provision of his agreement; (ii) shall be indicted, convicted or plead “no contest” to a felony, or any other conduct of a criminal nature (other than traffic violations); (iii) shall engage in fraud, embezzlement or any other illegal or wrongful conduct materially detrimental to the Company or the Company’s reputation, regardless of whether such conduct is designed to defraud the Company or others; (iv) shall take action (or fails to take action) that Mr. Porter knows or should have reasonably known was likely to materially damage the Company; (v) shall be grossly negligent in the performance of, or willfully disregard, his obligations under his employment agreement; (vi) shall intentionally impart material Proprietary Information to competitors or other third parties other than in the course of carrying out his duties as the President; or (vii) shall refuse to obey the reasonable and lawful orders of the Chief Executive Officer or Board of Directors of the Company. There is no other arrangement or understanding between any of our other directors or officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management stockholders will exercise their voting rights to continue to elect the current board of directors. There are also no arrangements, agreements or understandings between non-management stockholders that may directly or indirectly participate in or influence the management of our affairs.

There are no family relationships among the foregoing directors and executive officers. Except as disclosed herein in the section on the Company’s bankruptcy filing, none of the directors or executive officers has, during the past five years: (a) Had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (b) Been convicted in a criminal proceeding or subject to a pending criminal proceeding; (c) Been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, futures, commodities or banking activities; and (d) Been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a Federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Biographical Information

BENTON H WILCOXON has been our Chief Executive Officer since November 3, 2001 and Chairman of the Board of Directors since February 2002. Currently, he is also the acting Chief Financial Officer of CTC. He also is Chairman and Chief Executive Officer of the following subsidiaries 100% owned by the Company: TTC, CCC, DeWind Inc. and TPC. From 1998 to 2001, he was a consultant for Magnesium Alloy Corporation, a Canadian company involved in the development of magnesium salt deposits and served as a Director from 1998 until December 2003. Between 1998 and 2000 he was a consultant to Macallan & Callanish Ltd., regarding business in Russia and Ukraine. Mr. Wilcoxon held senior positions with Ashurst Technology Ltd., a Bermuda corporation, from 1991 to 1997, culminating as Chairman, Chief Executive Officer and President. Ashurst Technology Ltd. commercialized advanced materials technologies, primarily from the Ukraine.

MICHAEL D. MCINTOSH, a Director, is currently president of Technology Management Advisors LLC, a business consulting firm specializing in the strategy of intellectual property creation, protection and transfer. Mr. McIntosh is also currently president of The McIntosh Group, an intellectual property law firm. Both firms provide services to CTC. Mr. McIntosh is currently a member of the board of PhosphoSolutions, LLC a producer of specialty pharmaceutical reagents. Mr. McIntosh is also a member of the board of Tribal Technologies, LLC a technology developer in the field of wireless entertainment. Mr. McIntosh previously co-founded Superior MocroPowders LLC, Peak Sensor Systems LLC and MEMX, Inc. and was instrumental in the organization and start-up of these companies. Mr. McIntosh served each of these companies as a member of the Board of Directors and interim CEO. He is the former President and Managing Director of the law firm of Sheridan, Ross & McIntosh. Mr. McIntosh has a degree in chemical engineering from the Colorado School of Mines and a degree in law from the University of Denver.

D.DEAN MCCORMICK III, a Director, is a certified public accountant and been president of McCormick Consulting, Inc. since July 1993. He has been a member of Insight Consulting Partners, LLC since October 2004. He has been a member of the Board of Directors of NetGuru, Inc. and Chairman of its Audit Committee since April 2003. He has been on the Audit and Budget Committee for the Catholic Diocese of Orange since February 2004. Mr. McCormick has been a member of the Forum for Corporate Directors since June 2003 and an advisor to the Orange County Business Forum at the University of Southern California since September 2003. He served as president of the Orange County Chapter of the Association for Corporate Growth from 1995 to 1996. Mr. McCormick holds a B.A. degree in Economics from the University of Redlands and an M.B.A. from the University of Southern California.

MICHAEL PORTER was appointed as President of the Company on July 3, 2006. From 1993 to July 2002 he acted as a consultant, and in some cases director for various investment companies and medium sized business groups in the establishing their European and Middle East banking, manufacturing and/or sales operations. The main clients for these companies were Skywin Investment Group, Pelletier Investors Group, Howe and Partners and Murphy Oil and Gas exploration.  From September 2002 to October 2003, Porter assisted CTC as a consultant in business in Europe, in particular in connection with its development of composite towers.  Michael Porter founded the EU Energy Group of companies in October 2003.  In July 2005 EU Energy plc purchased DeWind GmbH, the designer and manufacturer of the DeWind range of wind turbines. Since the inception of EU Energy, Porter has held the position of Chairman and Chief Executive Officer.

DOMINIC J. MAJENDIE was appointed as Corporate Secretary in August 2004. He joined the Company as the Director of Operations for EMEA (Europe, Middle East and Africa) in October 2002. In March 2006, he was appointed Vice President of Legal and Business Development. From October 2001 to September 2002, Mr. Majendie was the General Manager of Middle East Telecommunications Company FZ-LLC, Dubai UAE, with the responsibility for operations including VoIP telecommunications operations and tendering for telecommunications network construction. From April 1999 to October 2001, Mr. Majendie served as the Chairman of the Supervisory Board of ZAT 'Telesystems of Ukraine,' where he was responsible for the reorganization of the business and the company as well as guiding strategic, marketing and business planning, and negotiations with investors, equipment suppliers and partners for the launch of a mobile and local access telecommunications network. Mr. Majendie has held a variety of positions in senior management over 15 years, including Chairman, President and Chief Operating Officer in public and private companies in the fields of the commercialization of new materials and new technology, real estate development, IT and telecommunications in North America, Europe, Ukraine, and the Middle East. He has a law degree from Geneva University, Switzerland.

Involvement in Certain Legal Proceedings

Mr. Benton Wilcoxon and Mr. William Arrington were our executive officers during the two years before we filed our voluntary reorganization plan under Title 11.

Audit Committee Financial Expert

Mr Dean McCormick III qualifies as an "audit committee financial expert," as defined by the Sarbanes-Oxley Act of 2002 and the regulations promulgated under the Securities Act of 1933 and the Securities Exchange Act of 1934. In forming our Board of Directors, we sought out individuals who would be able to guide our operations based on their business experience, both past and present, or their education. Our business model is not complex and our accounting issues are straightforward. Responsibility for our operations is centralized within management. We rely on the assistance of others, such as independent contractor accountants, to help us with the preparation of our financial statements. Our entire board of directors is acting as our audit committee with Mr McCormick as the chairman.

Procedures For Nominating Directors

There have been no material changes to the procedures by which our stockholders may recommend nominees to our board of directors during the fiscal year ended September 30, 2006 or since the last time we responded to Item 7(d)(2)(ii)(G) of Schedule 14A.

Section 16(a)Beneficial Ownership Reporting Compliance

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

Messrs. McCormick and McIntosh filed their Form 3's in a timely manner , Mr. Porter filed his Form 3 one day late. None of Mr. Wilcoxon, Mr. McCormick, Mr. McIntosh, Mr. Porter and Mr. Majendie had changes to their beneficial ownership in fiscal 2006. Form 5s were not required to be filed under Rule 16a-3(f)(2) because all transactions otherwise required to be reported on Form 5 were reported before the due date of the Form 5.

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

ITEM 11 - EXECUTIVE COMPENSATION

Summary Compensation Table

The following executive compensation disclosure reflects all compensation awarded to, earned by or paid to the executive officers below, for the fiscal years ended September 30, 2006, 2005 and 2004. None of our executive officers received compensation in excess of $150,000 for the fiscal year ended September 30, 2006, and no officer received compensation in excess of $150,000 for the fiscal year ending 2005 or in excess of $130,000 for the fiscal year ending 2004. The following table summarizes all compensation received by our Chief Executive Officer, President, Chief Operating Officer/President (former), and our four mostly highly paid executive officers who received in excess of $100,000 for the fiscal year ended September 30, 2006.

		Annual Compensation
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)

Benton H Wilcoxon	2006	$120,000	--	--
Chief Executive Officer	2005	$120,000	--	--
	2004	$120,000	--	--

Michael Porter	2006	$100,000	--	--
President	2005	$--	--	--
	2004	$--	--	--

Dominic J Majendie	2006	$120,000	--	$20,827	(4)
Vice-President, Legal &	2005	$120,000	--	$27,000	(4)
Business Development	2004	$120,000	--	$10,000	(4)

C. William Arrington	2006	$--	--	--
Chief Operating	2005	$120,000	--	--
Officer and President (former)	2004	$120,000	--	--

		Long Term Compensation
Name and Principal Position	Fiscal Year	Stock Awards	Underlying Options/SAR's	LTIP Payouts ($	)	All Other Compensation

Benton H Wilcoxon(1)	2006	--	2,000,000	--		--
Chief Executive Officer	2005	--	--	--		--
	2004	--	--	--		--

Michael Porter	2006	--	1,500,000	--		--
President	2005	--	--	--		--
	2004	--	--	--		--

Dominic J Majendie(2)	2006	--	--	--		--
Vice-President, Legal &	2005	--	--	--		--
Business Development	2004	$410,000	--	--		--

C. William Arrington (3)	2006	--	--	--		--
Chief Operating	2005	--	--	--		--
Officer and President (former)	2004	--	--	--		--

(1) Benton H Wilcoxon was originally awarded 2 million options by decision of the Board of Directors dated August 13, 2003. This grant was annulled in favor of a new grant of 2 million options awarded on September 29, 2006. These options were issued at a strike price of $1.00 and will vest in 3 equal portions on the anniversary of the grant date.

(2) In August 2004, Dominic J. Majendie was awarded 250,000 shares of restricted stock in consideration for consulting services rendered during the fiscal year ended 2003. Compensation recorded in the financial statements for this stock issuance for the year ended September 30, 2003 was $0. The fair market value of the stock granted in 2004 on the date of issuance was $410,000 which is included in the statement of operations as officer compensation in the fiscal year ending September 30, 2004. As of September 30, 2006, the value of these shares was $220,000 based on a closing price of $0.88 per share of our common stock, as quoted on the OTC Bulletin Board. These shares are not subject to vesting.

(3) C. William Arrington was originally awarded 2 million options by decision of the Board of Directors dated August 13, 2003 subject to confirmation of the Board Compensation Committee which was never confirmed. This grant was annulled on September 29, 2006.

(4) The amount listed represents temporary living expenses and relocation expenses.

Options were granted to the Company's two most senior executive officers during fiscal years ending September 30, 2006. By decision of the Board of Directors made on September 29, 2006, Benton H Wilcoxon, Chairman and CEO received a grant of 2 million options and Michael Porter received a grant of 1.5 million options to acquire the Company’s common stock at a price of $1.00 per share. These options will vest in three equal portions on the anniversary of the grant date. The options expire on December 31, 2011. No options were granted to the company’s executive officers during fiscal years ending September 30, 2006, 2005 or, 2004. By decision of the Board of Directors dated August 13, 2003, Benton H Wilcoxon and C. William Arrington were each awarded an option to purchase 2 million options subject to the approval by an independent committee to be established by the Board of Directors to consider compensation. These August 13, 2003 pending grants were cancelled on September 29, 2006.

Aggregated Option Exercises In Last Fiscal Year Ended September 30, 2006 and FY-End Option Values

The following table provides information on option exercises for our Chief Executive Officer and our other most highly compensated executive officers in the year ended September 30, 2006 and their option holdings as of September 30, 2006.The value of an in-the-money stock option represents the difference between the aggregate estimated fair market value of the underlying stock and the aggregate exercise price of the stock option. We have used the quoted closing price of $0.88 per share on the OTC Bulletin Board on September 30, 2006 as the estimated fair market value of our common stock in determining the value of unexercised options.

Name	Shares acquired upon Exercise	Number of Securities Underlying Unexercised Options at Fiscal Year-End # Exercisable/Unexercisable	Value of Unexercised In-the-Money Options at Fiscal Year-End ($) Exercisable/Unexercisable
Benton H Wilcoxon	--	635,216/2,000,000	$336,665/$0
Michael Porter	--	--/1,500,000	$0/$0
Dominic J. Majendie	--	1,000,000/0	$350,000/$0
C. William Arrington	--	635,216/0	$336,665/$0

Compensation of Directors

Mr. Wilcoxon does not receive compensation for his services as a director.  Mr McCormick and Mr McIntosh receive $4,000 per month as Directors and Mr. McCormick receives an additional $1,500 per month as chair of the audit and compensation committees in addition to out of pocket expenses incurred in attending board meetings.   We paid Mr McCormick $20,350 in board fees and Mr. McIntosh $4,200 in fiscal 2006 for their services.

In addition, as part of their compensation package, both Mr McIntosh and Mr McCormick were granted 2 separate blocks of options to acquire the Company’s common shares during fiscal 2006.  On January 9, 2006 each was granted 375,000 options and on each was granted a further 175,000 options.  The January 2006 options were priced at $1.04, the September 2006 options were priced at $1.00.  All of these options will vest in 3 equal installments in on the anniversary of the grant date.  The options expire on December 31, 2011.

Employment Agreements, Termination of Employment and Change-In-Control Arrangements

Except for the Employment Agreements with Mr. Dominic Majendie, dated October 1, 2003 and Mr Porter dated July 3, 2006, we currently have no employment agreements with any of our executive officers, nor any compensatory plans or arrangements resulting from the resignation, retirement or any other termination of any of our executive officers, from a change-in-control, or from a change in any executive officer's responsibilities following a change-in-control.

Mr. Dominic Majendie was originally employed in October 2002 as Director of Operations, EMEA (Europe, Middle East, and Africa) of CTC. This arrangement was replaced by an employment agreement dated October 1, 2003, which expires on September 30, 2008. He now occupies the position of Vice President, Legal and Business Development. The essential terms of his employment agreement are as follows:

o Mr. Majendie's annual base compensation, which was initially $120,000, increases at a minimum of 10% per year.

o Mr. Majendie is eligible for annual bonuses and bonuses based on revenue from specific projects and sales he brings us.

o Mr. Majendie received an initial option to purchase up to 1,000,000 shares of common stock, vesting with respect to 85,000 shares each quarter, issued as of August 11, 2003.

o CTC reimburses Mr. Majendie for all reasonable business expenses, and provides him with a $150 per month telephone allowance and a company car or car allowance.

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

Mr. Majendie was paid compensation of $120,000 per year for fiscal 2006.

Mr. Michael Porter was appointed President of the Company and his relationship with the Company is governed by an employment agreement dated July 3, 2006, which expires on July 2, 2007. The agreement will be automatically renewed unless the Company gives Mr Porter not less than 30 days advance notice of its intention not to continue the employment. The essential terms of his employment agreement are as follows:

o Mr. Porter’s base salary is $400,000 per year; which may increase at the sole discretion of the board.

o Mr. Porter is eligible to earn an annual bonus based upon the achievement, as determined by the Company in its sole discretion.

o Mr. Porter’s term of employment is one year, automatically renewable unless the Company provides 30 days written notice.

o Mr. Porter is eligible to participate in and shall be covered by any and all medical, disability, life and other insurance plans, stock option incentive programs, 401K plans and other benefits generally available to other employees of the Company in similar employment positions. If medical insurance benefits cannot be arranged for Mr. Porter and his wife, the Company agrees to pay his medical expenses.

o Mr. Porter is eligible for four weeks of vacation per year.

o In the event of termination for cause, resignation or termination due to death or disability, Mr. Porter is entitled to receive the Base Salary then in effect and the benefits set forth above through the effective date of the termination or resignation. No other payments or compensation of any kind.

o In the event of termination without cause or non-renewal by the company Mr. Porter is entitled to receive the Base Salary then in effect and the benefits set forth above through the effective date of the termination or resignation, payments at the Base Salary for a period of six months and no other payments or compensation of any kind.

o Mr. Porter is required to maintain the confidentiality of CTC proprietary information.

o Mr. Porter is required to assign inventions, made or conceived or reduced to practice during his employment with CTC.

o For a period of two years after employment, Mr. Porter is subject to non-solicitation of employees, agents or representatives of the company and customers and clients of the company.

o Additionally, for a period of two years after employment, Mr. Porter is required not to interfere in any way that would have an adverse effect on the business, assets or financial condition of the Company.

o During the term of employment, Mr. Porter is required not to directly or indirectly be involved with any person or entity competitive with the company.

o Mr. Porter was paid compensation of $100,000 for fiscal 2006.

Compensation Committee Interlocks and Insider Participation

Our board of directors acted as our compensation committee during our 2006 fiscal year. We have three Directors, Benton H. Wilcoxon, Michael D. McIntosh and D. Dean McCormick. Our director Benton H. Wilcoxon is also a Company employee and officer. Our director Michael D. McIntosh is also retained as a consultant to advise on intellectual property issues, a position that he has held since March, 2002. Other than stock option grants, or as mentioned above pursuant to the employment agreements of Messrs Porter or Majendie, there are no executive or officer incentive compensation programs in either cash, stock, or equity derivatives.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table sets forth certain information, as of September 30, 2006, concerning shares of common stock authorized for issuance under all of our equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights.	Number of securities remaining available for future issuance under equity compensation plans (Excluding securities reflected in Column(A))
	(A)	(B)	(C)

Equity Compensation Plans approved by security holders	15,965,336	$0.83	6,457,481(1)

Equity Compensation Plans not approved by security holders	1,799,362(2)	$1.24	0

TOTAL	17,764,698	$0.87	6,457,481

(1) This number of securities represents 6,457,481 shares available for issuance under the 2002 Non-Qualified Stock Compensation Plan.

(2) Securities represent common shares issuable upon the exercise of Series' S, T, and U warrant series issued for services rendered prior to September 30, 2006. For a description of the material features of these equity compensation arrangements, see our financial statements, Note 14, under the caption "Shareholders Equity, Warrants."

The following table sets forth certain information regarding beneficial ownership of our common stock as of December 11, 2006 determined in accordance with Rule 13d-3 and 13d-5 of the Exchange Act by:

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common	Benton H Wilcoxon 2026 McGaw Avenue Irvine, CA 92614	22,102,528(1)	12.37%

Common	Michael Porter 2026 McGaw Avenue Irvine, CA 92614	18,936,631 (2)	10.60%

Common	Dominic J. Majendie 2026 McGaw Avenue Irvine, CA 92614	1,250,000(3)	Less than 1%

Common	Michael. McIntosh 2026 McGaw Avenue Irvine, CA 92614	108,333(4)	Less than 1%

Common	Dean McCormick 2026 McGaw Avenue Irvine, CA 92614	108,333(4)	Less than 1%

All Officers and directors as a group		42,289,156	23.67%

(1) Includes 19,477,312 shares of common stock, 625,216 options to purchase shares of common stock that are exercisable as at September 30, 2006 and 2 million options granted on September 29, 2006 that are unvested and unexercisable as at September 30, 2006.

(2) Includes the beneficial ownership of 17,436,631 shares of common stock owned indirectly through one or more holding companies and 1.5 million options to purchase shares of common stock granted on September 29, 2006 that are unvested and unexercisable as at September 30, 2006.

(3) Includes 250,000 shares of common stock, and 1,000,000 options exercisable at September 30, 2006.

(4) Includes 108,333 shares of common stock underlying options to purchase common stock at $1.04 per share that are exercisable within 60 days of December 18, 2006.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In May, 2005, the Company received $100,000 in cash from one of its Directors as an advance payment for sublease rents on approximately 2,100 square feet of the Company's headquarters facility. The sublease agreement is for three years and terminates in 2008. The balance is shown as "due to affiliate" on the balance sheet. The Company reduced operating expenses by $38,880 during fiscal 2006 as a result of this transaction. As of September 30, 2006, $58,320 remained as a due to affiliate on the balance sheet included in accounts payable.

During fiscal 2006, the Company received $62,000 in cash from its CEO and Chairman of the Board of Directors in anticipation of the exercise of an option granted in 2001. Pursuant to company policy, the Compensation Committee of the Board of Directors must approve all option exercises by company executives. Prior to the meeting of the Compensation Committee, Mr. Wilcoxon wished to rescind his option exercise. The balance of $62,000 was outstanding as of September 30, 2006 and was repaid to Mr. Wilcoxon subsequent to year end. The balance was included in accrued expenses as of September 30, 2006.

The Company has contracts with two companies owned by its director, Michael McIntosh: a legal services agreement with The McIntosh Group (TMG) for legal and intellectual property services and a consulting agreement with Technology Management Advisors, LLC (TMA) for strategic business advisory services related to technology and international patent and intellectual property filings. The initial agreements were executed on March 1, 2002 for a term of three years and were renewed in March, 2005 for an additional three years expiring on February 29, 2008. Each contract provides for payment of service fees of $250,000 per annum plus out of pocket expenses. The contracts expire on February 29, 2008.

On July 3, 2006 these agreements were cancelled and replaced with three agreements as follows:
•	An agreement between TMG and CTC Cable, a wholly owned subsidiary operating as the “cable” division of the Company to provide legal and intellectual property services for that division.
•	An agreement between TMG and EU Energy, a wholly owned subsidiary operating as the “wind” division of the Company to provide legal and intellectual property services for that division.
•	An agreement between TMA and the Company to provide management services related to the Company’s technology protection and management.
Each of these agreements is for $250,000 per year, payable in equal installments at the beginning of each calendar month. Each Agreement will terminate on July 3, 2009, provided that it may be terminated at the end of each anniversary of its effective date upon 90 days prior written notice to the other party.

For the fiscal year ended September 30, 2006 we recorded fees of $312,500, patent filing fees of $105,807 and incidental expenses of $2,935 for TMG and fees of $250,000 and incidental expenses of $45,765 for TMA. All of these expenses were recorded to Research and Development expense.

In November, 2005 we issued 73,961 shares of the Company’s common stock to Michael McIntosh, registered under Section 1145 of the Bankruptcy Code for payment of $131,577 outstanding to TMA and TMG and applied this balance for work performed through September 30, 2005.

As of September 30, 2006 the Company had outstanding balances due to TMA and TMG of $147,631 and $202,138 respectively, included in accounts payable.

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed for each of Fiscal Year 2005 and Fiscal Year 2006 for professional services rendered by our principal accountants for the audit of our annual financial statements, review of financial statements included in our Form 10-Qs and other services provided by the accountant in connection with statutory and regulatory filings are as follows:

Fiscal Year 2005: $198,600.73;
Fiscal Year 2006: $352,704.64.

Audit-Related Fees

The aggregate fees billed for each of Fiscal Year 2005 and Fiscal Year 2006 for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financials statements are as follows:

Fiscal Year 2005: $0.00;
Fiscal Year 2006: $0.00.

Tax Fees

The aggregate fees billed during Fiscal Year 2005 and Fiscal Year 2006 for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning are as follows:

Fiscal Year 2005: $0.00;
Fiscal Year 2006: $20,897.42.

All Other Accountant Fees

The aggregate fees billed for each of Fiscal Year 2005 and Fiscal Year 2006 for other professional services rendered by our principal accountants are as follows:

Fiscal Year 2005: $0.00;
Fiscal Year 2006: $0.00.

Audit Committee Pre-Approval Policies And Procedures

The Company’s audit committee consists of one financial expert and the remaining two board members. The audit committee does not have any formal pre-approval policies or procedures.

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

COMPOSITE TECHNOLOGY CORPORATION

By: /s/ Benton H Wilcoxon Benton H Wilcoxon Chief Executive Officer
Dated: December 22, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Benton H Wilcoxon
Benton H Wilcoxon
Chief Executive Officer,
Acting Chief Financial Officer and
Chairman

Dated: December 22, 2006

/s/ D. Dean McCormick III
D. Dean McCormick III
Director

Dated: December 22, 2006

/s/ Michael D. McIntosh
Michael D. McIntosh
Director

Dated: December 22, 2006

EXHIBIT INDEX

Number	Description

2.1(1)	Articles of Merger of ElDorado Financial Group, Inc., a Florida corporation, into ElDorado Financial Group, Inc., a Nevada corporation.

2.2(2)	Agreement and Plan of Reorganization By and Among Transmission Technology Corporation, Certain of its Stockholders, and ElDorado Financial Group, Inc. dated November 3, 2001.

2.3(3)	Third Amended Chapter 11 Plan of Reorganization with non-material modifications of Composite Technology Corporation.

2.4(3)	Order confirming Debtor's Third Amended Chapter 11 Plan of Reorganization with Non-material Modifications.

3.1(1)	Articles of Incorporation of the Company.

3.2(22)	Bylaws of Composite Technology Corporation, as modified January 6, 2006

10.1(1)	2001 Transmission Technology Corporation Incentive Compensation Stock Option Plan.

10.2(5)	Technology License Agreement by and between W.B.G., Inc. and Transmission Technology Corporation dated May 7, 2001.

10.3(6)	Composite Technology Corporation 2002 Non-Qualified Stock Compensation Plan.

10.4(7)	Consulting Agreement by and between Composite Products Development, Inc., George Korzeniowski and Composite Technology Corporation, dated March 1, 2002.

10.5(7)	License Agreement between Composite Technology Corporation and W. Brandt Goldsworthy & Associates, Inc., dated February 6, 2003.

10.6(7)	Firm Fixed Price Billable Services Agreement Terms and Conditions between EPRI Solutions, Inc. and Composite Technology Corporation, dated February 2003.

10.7(7)	Consulting Agreement between David C. Bryant and Composite Technology Corporation, dated February 21, 2003.

10.8(7)	Consulting Agreement by and between Composite Technology Corporation, CTC Cable Corporation and Global American Energy Inc., dated March 31, 2003.

10.9(7)	Research Agreement between University of Southern California and Composite Technology Corporation, dated June 23, 2003.

10.10(8)	Composite Technology Corporation Option Agreement - Dominic J. Majendie dated August 11, 2003.

10.11(9)	Composite Technology Corporation Option Agreement - Benton Wilcoxon dated August 13, 2003.

10.12(9)	Composite Technology Corporation Option Agreement - William Arrington dated August 13, 2003.

10.13(8)	Employment Agreement between Composite Technology Corporation and Dominic J. Majendie, dated October 1, 2003.

10.14(7)	Joint Development Agreement between FCI SA and Composite Technology Corporation, dated November 5, 2003.

10.15(9)	Lease Agreement between Composite Technology Corporation and CNH, LLC dated November 7, 2003.

10.16(8)	Letter Agreement between the Registrant and the City of Kingman, Kansas, dated November 11, 2003.

10.17(11)	Form of Securities Purchase Agreement, Registration Rights Agreement and Common Stock Purchase Warrants, dated as of December 16, 2003.

10.18(8)
Form of Securities Purchase Agreement including form of the Debenture attached as Exhibit A, form of the Registration Rights Agreement attached as Exhibit B thereto, form of the Common Stock Purchase Warrant attached as Exhibit C thereto, form of legal opinion attached as Exhibit D, form of Custodial and Security Agreement attached as Exhibit E, dated August 17, 2004.

10.19(12)	Manufacturing Agreement between Composite Technology Corporation and General Cable Corp dated October 2, 2004.

10.20(12)	Distribution Agreement between Composite Technology Corporation and General Cable Corp dated October 2, 2004.

10.21(13)	Letter Agreement between Composite Technology Corporation and Feldman Weinstein LLP, dated November 23, 2004.

10.22(14)	Engagement Agreement between Composite Technology Corporation and Brian Brittsan, dated December 18, 2004.

10.23(7)	Letter Agreement between Composite Technology Corporation and Midsummer Investment, Ltd., Bristol Investment Fund, Ltd., Islandia, L.P. and Omicron Trust dated January 21, 2005.

10.24(7)	Employee Confidentiality and Assignment Agreement between David C. Bryant and Composite Technology Corporation, dated February 21, 2005.

10.25(15)	Exclusive Brokerage and Risk Management Agreement by and between Brakke Snafnitz Insurance Brokers, Inc. and Composite Technology Corporation dated June 29, 2005.

10.26(16)	Securities Purchase Agreement including form of the Convertible Note, Registration Rights Agreement and the Common Stock Purchase Warrant, dated September 23, 2005.

10.27(3)	Settlement Agreement entered into by and between Composite Technology Corporation and Ronald Morris and American China Technology Systems, LLC.

10.28(3)	Settlement and Mutual Release Agreement entered into by and between Composite Technology Corporation and Ascendiant Capital Group.

10.29(3)	Settlement Agreement entered into by and between Composite Technology Corporation and City of Kingman, Kansas.

10.30(3)	Settlement and Mutual Release Agreement entered into by and between Composite Technology Corporation and David S. Shields, M.D.

10.31(3)	Settlement Agreement entered into by and between Composite Technology Corporation and Richard. O. Weed.

10.32(3)	Settlement Agreement entered into by and between Composite Technology Corporation and Frank Bishop.

10.33(3)	Settlement Agreement entered into by and between Composite Technology Corporation and G.S. Schwartz & Co.

10.34(3)	Settlement Agreement entered into by and between Composite Technology Corporation and Clem Hiel and Composite Support Solutions, Inc.

10.35(3)	Settlement Agreement entered into by and between Composite Technology Corporation and John Nunley.

10.36(3)	Mutual Release Agreement entered into by and between Composite Technology Corporation and Acquvest, Inc., Paul R. Koch, Victoria Koch, and Patricia Manolis.

10.37(3)	Confidential Information and Invention Assignment Agreement entered into by and between Composite Technology Corporation and Dominic J.G.G. Majendie.

10.38(17)	Second Amendement to securities Purchase Agreement dated October 7, 2005.

10.39(18)	Agreement between City of Kingman, Kansas and Composite Technology, dated as of september 23, 2005.

10.40(19)	Amendement to Securities Purchase Agreement, dated October 3, 2005.

10.41(19)	Form of Senior Convertible Note.

10.42(20)	Agreement between CTC Wind Systems Corporation and EU Energy, Incorporated, dated as of December 15, 2005.

10.43(21)	Public and Media Relations Strategy and Services Consulting Agreement.

10.44(22)	Letter Agreement with Michael D. McIntosh

10.45(22)	Letter Agreement with D. Dean McCormick III

10.46(22)	Confidential Information and Invention Assignment Agreement with Benton H Wilcoxon

10.47(22)	Confidential Information and Invention Assignment Agreement with Michael D. McIntosh

10.48(22)	Confidential Information and Invention Assignment Agreement with D. Dean McCormick III

10.49(22)	Option Agreement with Michael D. McIntosh

10.50(22)	Option Agreement with D. Dean McCormick III

10.51(22)	Legal Services Agreement with The McIntosh Group

10.52(22)	Consulting Agreement with Technology Management Advisors, LLC

10.53(23)	First Amendment to Convertible Notes and Warrant

10.54(23)	Settlement Agreement with Bushido Capital Master Fund

10.55(23)	Settlement Agreement with Enable Growth Partners and Enable Opportunity Partners

10.56(23)	Settlement Agreement with Gamma Opportunity Capital Partners Class A and Class C

10.57(23)	Settlement Agreement with SRG Capital LLC

10.58(23)	Settlement Agreement with Midsummer Investment Ltd.

10.59(23)	Securities Purchase Agreement, dated as of March 2, 2006

10.60(23)	Warrant B-1 to purchase common stock.

10.61(23)	Warrant B-2 to purchase common stock.

10.62(23)	Registration Rights Agreement, dated as of March 2, 2006.

10.63(23)	CEO Share Pledge Agreement, dated as of March 2, 2006.

10.64(23)	Side Letter Agreement from Benton H Wilcoxon to certain investors, dated March 3, 2006.

10.65(24)	Form of Senior Secured Convertible Note.

10.66(25)	MRSI Warrants dated May 25, 2006.

10.67(25)	Lane Capital Markets Warrants.

10.68(25)	Richardson and Patel LLP Warrant dated May 25, 2006

10.69(26)	Share Exchange Agreement dated as of June 2, 2006 by and among the Registrant, certain shareholders of EU Energy plc. (now called EU Energy Ltd.), and Michael Porter.

10.70(27)	EU Energy Principals' Agreement dated as of July 3, 2006 by and among the Registrant, certain shareholders of EU Energy Ltd.

10.71(27)	Executive Employment Agreement dated as of July 3, 2006 by and between the Registrant and Michael Porter.

10.72(27)	Letter Agreement dated as of July 3, 2006 by and between the Registrant and The McIntosh Group.

10.73(27)	Letter Agreement dated as of July 3, 2006 by and between EU Energy and The McIntosh Group.

10.74(27)	Consulting Agreement dated as of July 3, 2006 by and between the Registrant and Technology Management Advisors, LLC.

10.75(28)	Form of Conversion Agreement dated as of September 6, 2006 by and among the Registrant and certain holders of the Registrant’s senior secured notes.

10.76(29)	Agreement by and among Enertrag AG and EU Energy Ltd. dated as of September 27, 2006.

10.77(30)	Agreement by and among EU Energy Inc., GE Infrastructure Technology, LLC and GE Infrastructure Technology International Inc. dated as of October 6, 2006.

10.78(31)	Strategic Alliance Agreement by and between the Registrant and TECO-Westinghouse Motor Company dated as of November 27, 2006.

14(33)	Code of Ethics.

21(32)	Subsidiaries of the Registrant.

23.1(32)	Consent of Independent Registered Public Accounting Firm.

31.1(32)	Rule 13a-14(a) / 15d-14(a)(4) Certification

32.1(32)	Section 1350 Certification

(1) Incorporated herein by reference to Form 10-KSB filed as a Form 10-KT with the U. S. Securities and Exchange Commission on February 14, 2002.

(2) Incorporated herein by reference to Form 8-K filed with the U. S. Securities and Exchange Commission on November 20, 2001.

(3) Incorporated herein by reference to the Form 8-K filed with the U. S. Securities and Exchange Commission on November 25, 2005.

(4) Incorporated herein by reference to Form 8-K filed with the U.S. Securities and Exchange Commission on January 18, 2005.

(5) Incorporated herein by reference to Form 8-K filed with the U. S. Securities and Exchange Commission on January 11, 2002.

(6) Incorporated herein by reference to Definitive Schedule 14C filed with the U.S. Securities and Exchange Commission on January 27, 2003.

(7) Incorporated herein by reference to Form 10-KSB, as amended, filed with the U.S. Securities and Exchange Commission on August 8, 2005.

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

(10) Incorporated herein by reference to Form SB-2 filed with the U.S. Securities and Exchange Commission on January 25, 2005.

(11) Incorporated herein by reference to Form 8-K filed with the U.S. Securities and Exchange Commission on December 19, 2003.

(12) Incorporated herein by reference to Form 8-K filed with the U.S. Securities and Exchange Commission on October 7, 2004.

(13) Incorporated herein by reference to Form 8-K filed with the U.S. Securities and Exchange Commission on November 24, 2004.

(14) Incorporated herein by reference to Form 8-K filed with the U.S. Securities and Exchange Commission on January 11, 2005.

(15) Incorporated herein by reference to Form 8-K filed with the U.S Securities and Exchange Commission on July 11, 2005.

(16) Incorporated herein by reference to Form 8-K filed with the U.S. Securities and Exchange Commission on September 26, 2005.

(17) Incorporated herein by reference to Form 8-K filed with the U.S. Securities and Exchange Commission on October 13, 2005.

(18) Incorporated herein by reference to Form 8-K filed with the U.S. Securities and Exchange Commission on October 5, 2005.

(19) Incorporated herein by reference to Form 8-K filed with the U.S. Securities and Exchange Commission on October 4, 2005.

(20) Incorporated herein by reference to Form 8-K filed with the U.S. Securities and Exchange Commission on December 22, 2005.

(21) Incorporated herein by reference to Form 8-K filed with the U.S. Securities and Exchange Commission on January 5, 2006.

(22) Incorporated herein by reference to Form 8-K filed with the U.S. Securities and Exchange Commission on January 12, 2006.

(23) Incorporated herein by reference to Form 8-K filed with the U.S. Securities and Exchange Commission on January 30, 2006.

(24) Incorporated herein by reference to Form 8-K filed with the U.S. Securities and Exchange Commission on March 6, 2006.

(25) Incorporated herein by reference to Form 8-K filed with the U.S. Securities and Exchange Commission on May 31, 2006.

(26) Incorporated herein by reference to Form 8-K filed with the U.S. Securities and Exchange Commission on June 8, 2006.

(27) Incorporated herein by reference to Form 8-K filed with the U.S. Securities and Exchange Commission on July 10, 2006.

(28) Incorporated herein by reference to Form 8-K filed with the U.S. Securities and Exchange Commission on September 6, 2006.

(29) Incorporated herein by reference to Form 8-K filed with the U.S. Securities and Exchange Commission on September 27, 2006.

(30) Incorporated herein by reference to Form 8-K filed with the U.S. Securities and Exchange Commission on October 6, 2006.

(31) Incorporated herein by reference to Form 8-K filed with the U.S. Securities and Exchange Commission on November 30, 2006.

(32) Filed herewith.

(33) Incorporated herein by reference to Form 10-K filed with the U.S. Securities and Exchange Commission on December 13, 2005.