Form 10-Q
period 2006-12-31
COMPOSITE TECHNOLOGY CORP
filed 2007-02-14
CIK 317477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2006

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934.

COMMISSION FILE NUMBER 0-10999

COMPOSITE TECHNOLOGY CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

NEVADA		59-2025386
(State or Other Jurisdiction of Incorporation or Organization)		(I.R.S. Employer Identification No.)

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

YES ☒ NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES ☒ NO ☐

Indicate the number of shares outstanding of the issuer's common stock as of

February 8, 2006

CLASS	NUMBER OF SHARES OUTSTANDING
Common Stock, par value $0.001 per share	178,862,848 shares

COMPOSITE TECHNOLOGY CORPORATION
Form 10-Q for the Quarter ended December 31, 2006

ITEM 1

PART 1 - FINANCIAL STATEMENTS
COMPOSITE TECHNOLOGY CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2006	September 30, 2006
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$1,357,083	$2,578,347
Accounts Receivable, net	13,846,226	9,473,863
Inventory, net	23,389,940	23,891,867
Prepaid expenses and other current assets	4,719,640	3,433,936

Total current assets	43,312,889	39,378,013

Long Term Trade Receivables	--	2,028,927
Property and Equipment, net	4,702,892	4,714,084
Goodwill and Intangible Assets	49,532,940	49,616,000
Other Assets	325,079	515,800
TOTAL ASSETS	$97,873,800	$96,252,824

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable and Other Accrued Liabilities	$17,554,171	$12,965,468
Deferred Revenues and Customer Advances	17,961,262	17,808,209
Warranty Provision	10,162,053	11,594,876
Notes payable and Capital Leases, current	8,549,417	6,309,900

Total Current Liabilities	54,226,903	48,678,453

LONG TERM LIABILITIES
Long Term Portion of Warranty Provision	4,603,329	3,059,328
Long-Term Portion of Deferred Revenues	1,592,850	2,304,492
Lease Obligation - Long Term	72,359	111,038
Total Long-Term Liabilities	6,268,538	5,474,858

Total Liabilities	$60,495,441	$54,153,311

COMMITMENTS AND CONTINGENCIES
Minority Interest in Consolidated Subsidiary	1,606,392	--

SHAREHOLDERS’ EQUITY
Common Stock, $.001 par value 300,000,000 shares authorized 178,862,848 and 178,635,325 issued and outstanding	178,863	178,635
Additional Paid-in Capital	138,006,228	137,461,330
Subscription Receivable	(378,000)	(378,000)
Accumulated Deficit	(102,075,283)	(95,125,955)
Accumulated Other Comprehensive Income (Loss)	40,159	(36,497)
Total Shareholders’ Equity	37,771,967	42,099,513
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$97,873,800	$96,252,824

The accompanying notes are an integral part of these financial statements

COMPOSITE TECHNOLOGY CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2006 AND 2005

	Three Months ended December 31, 2006	Three Months ended December 31, 2005
	(unaudited)	(unaudited)
Revenue:
Cable Revenue	$1,643,908	$22,892
Turbine Revenue	6,602,392	--
Turbine Service and Maintenance Revenue	4,786,428	--
Consulting Revenue	--	550,000
Total Revenue	13,032,728	572,892

Cost of Revenue	11,778,991	321,467
Gross margin	1,253,737	251,425

OPERATING EXPENSES
Officer compensation	247,694	102,130
General and administrative	3,424,967	907,164
Legal, professional, & consulting	243,090	1,060,621
Research and development	1,437,071	1,211,255
Sales and Marketing	1,857,427	516,449
Depreciation & Amortization	778,196	191,645
Reorganization Expense - Bankruptcy legal fees	--	283,369
Total operating expenses	7,988,445	4,272,633
LOSS FROM OPERATIONS BEFORE MINORITY INTEREST	$(6,734,708)	$(4,021,208)

OTHER INCOME /(EXPENSE) BEFORE MINORITY INTEREST
Interest expense	(415,553)	(218,666)
Interest income	33,050	14,245
Other income	208,001	3,529
Expense related to modification of warrants	--	(388,962)
Reorganization item - adjustment to carrying value - Convertible Debt	--	(2,622,240)
Total other income/(expense) before minority interest	(174,502)	(3,212,094)

Loss before Income Taxes and Minority Interest	(6,909,210)	(7,233,302)

Income Taxes	50,833	1,600

NET LOSS BEFORE MINORITY INTEREST	(6,960,043)	(7,234,902)

Minority Interest in Consolidated Subsidiary	10,719	--

NET LOSS	$(6,949,324)	$(7,234,902)

OTHER COMPREHENSIVE INCOME/LOSS
Foreign Currency Translation Adjustment, net of tax of $0 and $0	$76,656	--
COMPREHENSIVE LOSS	$(6,872,668)	(7,234,902)

BASIC AND DILUTED LOSS PER SHARE	$(0.04)	(0.06)

TOTAL BASIC AND DILUTED LOSS PER SHARE	$(0.04)	(0.06)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING, BASIC AND DILUTED	178,769,958	124,511,518

The accompanying notes are an integral part of these financial statements.

COMPOSITE TECHNOLOGY CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2006 AND 2005

	For the Three Months ended Dec. 31, 2006	For the Three Months ended Dec. 31, 2005
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,949,324)	$(7,234,902)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation & amortization	778,196	191,645
Amortization of prepaid expenses paid in stock	129,369	--
Imputed Interest Expense - unissued warrants	95,115	--
Inventory reserve expense	--	529,613
Expense related to fair value of vested options	132,418	145,029
Issuance of common stock for services	248,500	494,330
Issuance of warrants for services	--	180,416
Issuance of warrants for interest	164,208	--
Compensation expense related to modification of stock warrants	--	388,692
Reorganization item - adjustment to carrying value of convertible debt	--	2,622,240
Minority interest portion of net loss	(10,719)	--
Other	--	5,673
(Increase) Decrease in Assets:
Accounts Receivable	(2,162,045)	43,938
Inventory	1,100,557	(1,779,518)
Prepaid expenses	(1,266,981)	217,878
Capitalized construction costs	--	304,787
Other assets	190,717	(15,805)
Increase (Decrease) in Liabilities
Accounts Payable and Accrued expenses	4,336,683	(1,137,338)
Accrued Warranty Liability	(373,899)	--
Deferred revenue	(1,048,766)	(593,938)
Net cash used in operating activities	$(4,635,971)	$(5,637,260)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of property and equipment	(340,411)	(130,747)
Net cash provided by (used in) investing activities	$(340,411)	$(130,747)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible debentures	--	6,000,000
Proceeds from exercise of warrants	--	356,908
Proceeds from investment in subsidiary	1,554,280	--
Proceeds from Factoring Arrangements	1,800,000	--
Proceeds from Notes Payable	500,000	--
Payments on capital lease assets	(99,162)	(97,523)
Net cash provided by financing activities	3,755,118	6,259,385
Net increase/(decrease) in cash and cash equivalents	(1,221,264)	491,378
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,578,347	807,815
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,357,083	$1,299,193

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR BANKRUPTCY ITEMS	$--	$503,279
INTEREST PAID	$105,387	$218,666
INCOME TAXES PAID	$--	$1,600

The accompanying notes are an integral part of these financial statements.

Supplemental Schedule for Non Cash Financing Activities
During the first three months of fiscal 2007, the Company issued:
50,000	shares of common stock for the settlement of accounts payable related to marketing consulting services valued at $55,000 and
177,523	shares of common stock for settlement of accounts payable related to product development services valued at $193,500.
220,000	warrants valued at the fair value at the issuance date as described in note 8 of $164,208 were issued to a note holder in lieu of interest and recorded as interest expense during the quarter at the fair value of the warrants issued.

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

COMPOSITE TECHNOLOGY CORPORATION
AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Company
     Composite Technology Corporation (“us,” “CTC," the “Company,” or "Composite Technology") originally incorporated in Florida and reincorporated in Nevada, is an Irvine, California based company focusing on marketing products that provide efficient and environmentally friendly transmission and generation of electricity. CTC operates in two segments: CTC Cable “Cable” and DeWind, “Wind”. The Cable Segment sells advanced composite core conductor ("ACCC") cables for electric transmission and distribution lines both as replacement for less efficient older technology steel cored cables and for new high capacity transmission lines. Our cable has a higher weight to electrical conductivity ratio than current industry standard transmission cables and we believe that it is a more efficient electrical conductor than current industry standards. We market our cable through distributor relationships in the US, China, and elsewhere in the world along with direct sales to public, private, and governmentally owned utilities and transmission line operators.

In July, 2006 we acquired EU Energy, Ltd. which has been operated as DeWind since the acquisition. The Wind segment sells wind powered electric generators under the brand name DeWind at 1.25 and 2.0 megawatts of rated power output per turbine unit. We market our wind turbines directly to wind farm operators in Europe, North America, and worldwide.

On May 5, 2005, (Petition Date) Composite Technology Corporation filed a voluntary reorganization plan and disclosure statement under the provisions of Title 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the Central District of California under case number SA 05-13107 JR. Our bankruptcy plan was confirmed on October 31, 2005. We exited Title 11 Bankruptcy on November 18, 2005 and received a formal decree which released us from Bankruptcy Court oversight on August 2, 2006.

On October 1, 2006 in conjunction with the recapitalization of DeWind’s formerly 100% owned subsidiary, we formed E Service by selling 50% of the share capital to Enertrag, as described in Note 9. We determined that the new entity was subject to FASB Interpretation No. 46, as revised (FIN 46R) “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” Prior to the founding of E Service, we did not own any Variable Interest Entities (VIEs) that require the guidance of FIN 46R. FIN 46R requires a thorough review of the ownership and control of any such entities and a determination as to whether such entities should be consolidated. We determined that for the quarter ending December 31, 2006 that E Service was a VIE, that we are considered to be the primary beneficiary, and therefore under FIN 46R we are required to consolidate the financial statements of E Service into the Company’s consolidated financial statements.

Accounting
The accompanying unaudited consolidated financial statements of Composite Technology Corporation have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required for complete financial statements. Interim information is unaudited; however, in the opinion of the Company's management, the accompanying unaudited, consolidated financial statements reflect all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation of the Company's interim financial information. These financial statements and notes should be read in conjunction with the audited financial statements of the Company included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2006 filed with the Securities and Exchange Commission on December 26, 2006.

The Company’s consolidated financial statements include the financial statements of E Service, a 50% owned subsidiary that effective October 1, 2006 has been treated as a variable interest entity under the guidelines of FIN 46R. See Note 9.

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

Except as noted in this document, the methodology and assumptions used for the estimates pertaining to the activity during the quarter ended December 31, 2006 is consistent with the estimates included in our Form 10-K filed on December 26, 2006.

Recent Pronouncements

Statement No. 157, “Fair Value Measurements” (SFAS 157) In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact of adopting SFAS 157 on our consolidated financial statements.

EITF Issue No. 06-6 Debtor’s Accounting for a Modification (or Exchange) of Convertible Debt Instruments:
In November, 2006, the Emerging Issues Task Force (EITF) approved EITF Issue No. 06-6. EITF 06-6 addresses the issue of accounting for modifications made to convertible debt instruments, supersedes Issue No. 05-7 “Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues,” clarifies the accounting approach required for such modifications and modifies guidance provided in EITF 96-19 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments.” EITF 06-6 is effective for convertible debt instrument modifications made after November 29, 2006. We will use the guidance provided in EITF 06-6 and in the revised EITF 96-19 for any future modifications to our Convertible Debt instruments on a prospective basis.

EITF Issue No. 06-7 Issuer’s Accounting for a Previously Bifurcated Conversion Option in a Convertible Debt Instrument When the Convesion Option No Longer Meets the Bifurcation Criteria in FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”
In November, 2006 the Emerging Issues Task Force (EITF) approved EITF Issue No. 06-7. EITF 06-7 provides clarification and guidance for bifurcated conversion options in convertible debt instruments where the bifurcation criteria of SFAS 133 are no longer met. EITF 06-7 is effective for changes to such criteria after November 29, 2006. We will use the guidance provided in EITF 06-7 on a prospective basis. The adoption of EITF 06-7 had no impact to our financial statements for the period ending December 31, 2006.

Receivable Factoring Agreement
During the December, 2006 quarter, we entered into a receivable factoring arrangement as described in Note 4. We have accounted for this arrangement under SFAS 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” We evaluated the agreement and the underlying receivables and determined that an asset transfer had not occurred. Accordingly, we have retained any assets subject to this arrangement in our balance sheet as of December 31, 2006 and we have recorded a liability for the balance due under the arrangement. As of December 31, 2006 we have receivables recorded on our balance sheet totaling $1,384,868 that provide security for this agreement. Additional security is provided by un-invoiced orders that are expected to ship during the quarter ended March 31, 2007. We evaluated this arrangement under SFAS 133 and determined that it is not a derivative financial instrument.

NOTE 2 BANKRUPTCY

We emerged from Chapter 11 bankruptcy on November 18, 2005. We received a formal decree that we were no longer subject to Bankruptcy Court supervision on August 2, 2006.

For financial reporting purposes, the consolidated financial statements have been prepared on a going concern basis. For that portion of fiscal 2006 through the end of the bankruptcy exit, the Company applied the provisions of the AICPA SOP 90-7, Accounting for Bankruptcies. We reviewed the guidelines and determined that the following applied during the quarter ending December 31, 2005:

- During the quarter ending December 31, 2005, we incurred $283,369 in bankruptcy related legal and professional fees. We have segregated these fees in our Statement of Operations.

-Interest expense recorded related to the bankruptcy filing consists of 3% annual interest on our pre-petition liabilities and totaled $3,100 for the quarter ending December 31, 2005.

-We issued $6.0 million of convertible debt in October, 2005 with detachable warrants and a conversion feature. The combined value of the conversion feature and the warrants was $2,622,240 which was recorded as a discount to the debt principal. Under SOP 90-7 we immediately expensed this balance to other expense.

-We have disclosed the cash payments for reorganization costs as a supplemental disclosure to our Statement of Cash Flows.

-We did not qualify for Fresh-Start reporting upon emergence from bankruptcy.

-We issued 7,781,215 shares of common stock during the quarter ending December 31, 2005 in settlement of certain bankruptcy claims and litigation settlements as Section 1145 stock as follows:

Shares issuable at September 30, 2005
Litigation settlements	7,175,000
Bankruptcy claim settlements	287,301
Debenture interest payable	259,790
Pre-petition liabilities	59,124
Total	7,781,215

The shares issuable as of September 30, 2005 were issued in November, 2005 and are described in greater detail on form 10-K for the fiscal year ending September 30, 2006.

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

During the year ended September 30, 2006, the Company incurred a net loss of $(28,523,192) and negative cash flows from operations of $(6,263,703). In addition, the Company had an accumulated deficit of $(95,125,955) at September 30, 2006. For the quarter ended December 31, 2006, the Company incurred a net loss of $(6,949,324) and had an accumulated deficit of $(102,075,283). The Company's ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time.

Commercial orders - cable: At the end of January, 2007 we had firm orders totaling $11.1 million of cable orders for shipment through April, 2007. In January, 2007 we announced a minimum stocking order from Jiang-su Far East in China for 600 kilometers of cable valued between $7 million and $12 million per calendar quarter for twelve months at the minimum order levels. The initial order of 242 kilometers valued at $4.1 million is expected to ship by March 31, 2007 and an additional order for $2.9 million for delivery in April, 2007 has been placed. Including the $4.1 million China order, our current order backlog includes approximately $6.4 million expected to ship in the March 31, 2007 quarter. At the minimum order quantities anticipated from China under the stocking order, we anticipate that our sales under this contract alone at the minimum order levels will generate positive cash flows during the quarter ending June 30, 2007 and thereafter.

Commercial orders - wind turbines: Through February 2, 2007, we have received firm orders totaling 13.4 million Euros ($17.4 million US) for expected delivery of wind turbines in 2007. Due to the capital required to produce our wind turbines related to required advance payments on turbine parts, we have attempted to provide for cash advances from our customers in our turbine supply agreements upon reaching certain milestones prior to delivery of the turbines to the customer. We may, however, require additional investment capital or use cash provided by our other business segments to source our turbine parts and produce the turbines.

Due to the increased demand for working capital in our turbine division, we believe our cash position as of December 31, 2006 of $1.3 million and expected cash flows from revenue orders may not be sufficient to fund operations for the next four calendar quarters. To the extent required the Company may issue stock, debt or other financial instruments for cash or for payment of services until our cash flows from the sales of our primary products is sufficient to provide cash from operations or if we believe such a financing event would be a sound business strategy.

Subsequent to year end, on February 12, 2007, the Company closed a convertible debt offering as described in Note 13 in the amount of $15,650,000.

NOTE 4 - BALANCE SHEET DETAILS

Accounts Receivable

Accounts receivable consisted of the following at December 31, 2006:

Turbine products and service receivables	$12,180,552
Cable products receivables	4,165,674
Reserves	(2,500,000)
Net Receivables	$13,846,226

Inventories

Inventories consisted of the following at December 31, 2006:

Raw Materials and Turbine Parts	$5,991,412
Work-in-Progress	15,306,220
ACCC Finished Core, Cable, & Related Hardware	2,357,940
Gross Inventory	23,655,572
Reserves	(265,632)
Net Inventory	$23,389,940

Deferred Revenues and Customer Deposits

Deferred Revenues and Customer Deposits represent balances billed or cash advanced to the Company in advance of completion of the revenue cycle.

The following table sets forth an analysis of deferred revenues and customer deposits as of December 31, 2006:

Customer advances on turbines and turbine parts sales	$9,044,607
Deferred revenues - Turbine license fees	4,626,859
Deferred revenues - Turbine maintenance and service advances	4,080,900
Deferred revenues - Cable Sales	1,801,746
Total, Deferred revenues & customer advances at December 31, 2006	$19,554,112
Balance included in current liabilities	(17,961,262)
Long Term Deferred Revenues at December 31, 2006	$1,592,850

Warranty Reserve

Warranties relate to the product warranty, retrofit accruals, and availability guarantees for our wind turbines. We accrue for our product warranty costs at the time of shipment. These product warranty costs are estimated based upon our historical experience and specific identification of product requirements.

The following table sets forth an analysis of warranty reserve activity

Balance at September 30, 2006	$14,654,204
Additional reserves recorded to expense	1,663,929
Reserves utilized	(1,552,751)
Balance at December 31, 2006	$14,765,382
Less Amount classified as current liabilities	(10,162,053)
Long Term Warranty Liability at December 31, 2006	$4,603,329

Convertible Debt, Notes Payable, and Capital Leases

The following table sets forth an analysis of the Company’s debt structure as of December 31, 2006:

Convertible Debentures due August, 2007	$6,023,250
Notes payable due March, 2007	500,000
Factored receivables, net of imputed discount	1,800,000
Capital Leases	298,526
Total, Debt	8,621,776
Less Balance included in current liabilities	(8,549,417)
Long Term Debt at December 31, 2006	$72,359

In November, 2006 we converted a $500,000 cash advance received on a cable order to a short term note payable due on and outstanding at December 31, 2006. The note had no cash interest component. We issued 220,000 warrants in lieu of interest paid and recorded the fair value of the warrants to interest expense as described in Note 8.

In November, 2006 we entered into a receivable and cable order factoring relationship where we sold the rights to certain future payments on qualified cable related accounts receivable and orders sold under letters of credit (The “Factored Receivables Note”). We received $1,800,000 under this relationship during the quarter ending December 31, 2006 and which calls for a 10% annual interest rate and a 2% fee upon repayment. We have recorded these advances as short term debt. We do not expect any future cash advances from this agreement. The arrangement calls for an issuance of 900,000 warrants in the event that repayment is made after December 31, 2006 and an additional 900,000 warrants if the repayment is not made by February 1, 2007. On December 22, 2006 management determined that the Factored Receivables Note would not be repaid by December 31 and estimated a discount to the debt for the fair value of 900,000 warrants, as if issued on December 22, 2006. The value of the warrants if issued on December 22, 2006 were estimated at $0.4697 per warrant using the Black Scholes option pricing model with a 2 year life, an exercise price of $1.06 per warrant, a volatility of 93% and a risk free rate of 4.7% for a total estimated value of $422,735. We imputed interest expense of $95,115, representing the amortization of the estimated discount from December 22 to December 31, 2006. The note is due March 31, 2007. We did not repay this note by December 31, 2006 or February 1, 2007 and expect to issue the additional warrants subsequent to year end. See also Note 8.

5. GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS

All of our goodwill and intangibles is related to our DeWind segment. Information regarding our goodwill is as follows:

Dewind Segment
Balance as of September 30, 2006	$25,469,000
Adjustment to DeWind pre-acquisition inventory	242,940
Balance as of December 31, 2006	$25,711,940

We recorded an adjustment of $242,940 to goodwill to reflect a decrease in the recoverable value of the turbine inventory acquired during the EU acquisition dated July 3, 2006 and as appropriate under SFAS 141 acquisition accounting. As of September 30, 2006 we had made estimates of the liquidation value of the remaining turbine inventory. During the quarter ending December 31, 2006, certain turbines required additional costs to refurbish and we revalued the estimated recovery value of the remaining turbines. As of January 31, 2006, we have one turbine nacelle remaining in inventory that is not identified as sold. All remaining turbines are expected to be shipped by the end of our fiscal year ending September 30, 2007. We will continue to revalue the turbines acquired under SFAS 141 through our one year anniversary of the EU acquisition and to the extent that the values of these assets change, we intend to adjust goodwill accordingly through the quarter ending June 30, 2007.

There were no additions to our acquisition-related intangible assets during the quarter ending December 31, 2006. Information regarding our other acquisition-related intangible assets is as follows:

	Gross Carrying Amount	Accumulated Amortization			Net Carrying Amount
	December 31,	Sept 30,		December 31,	December 31,
	2006	2006	Additions	2006	2006
Supply Agreements	$12,347,000	$--	$--	$--	$12,347,000
Tech Transfer Agreements	3,131,000	--	--	--	3,131,000
Tradename	7,553,000	(94,400)	(94,400)	(188,800)	7,364,200
Service Contracts	1,442,000	(231,600)	(231,600)	(463,200)	978,800
	$24,473,000	$(326,000)	$(326,000)	$(652,000)	$23,821,000

Amortization expense of other acquisition-related intangible assets was $326,000 and $0 for the three months ended December 31, 2006 and 2005, respectively. Our acquisition-related intangible assets are amortized on a per turbine unit shipped basis for the Supply and Technology Transfer Agreements, over the life of the underlying service contracts expiring through 2009, and on a 20 year straight line basis for the tradename.

Estimated amortization expense for other acquisition-related intangible assets on our December 31, 2006 balance sheet for the fiscal years ending September 30, is as follows:

Remainder of 2007	$1,859,000
2008	3,872,000
2009	4,379,000
2010	4,546,000
2011	3,595,000
Thereafter	5,570,000
$23,821,000

6. OPERATING SEGMENTS

During the periods presented, our current Chief Executive Officer was identified as our Chief Operating Decision Maker (CODM) as defined by SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information” (SFAS 131).

Our CODM manages our company based primarily on broad functional categories of sales, services, manufacturing, product development and engineering and marketing and strategy. Our CODM reviews consolidated financial information on revenues and gross margins for products and services and also reviews operating expenses, certain of which has been allocated to our two operating segments.

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

DeWind Turbine Division
The Wind division operates under the brand name DeWind. Located in Lubeck, Germany with sales operations in Dallas, TX, the DeWind Division produces, services, and sells DeWind turbines in the 1.25 and 2.0 Megawatt range. Prior to the acquisition of EU Energy on July 3, 2006, the DeWind Division had been inactive with no fiscal 2005 operating activity. The E Service entity described in Note 9 operations are consolidated with the DeWind division balances for all periods presented.

The following table presents revenues, interdivision revenues and operating income (loss) for our segments.:

	Cable Segment	Wind Segment	Total
Three Months Ended:

December 31, 2006
Revenues	$1,643,908	$11,388,820	$13,032,728
Interdivision revenues	--	--	--
Operating loss	(3,127,979)	(3,606,729)	(6,734,708)

December 31, 2005
Revenues	$572,892	$--	$572,892
Interdivision revenues	--	--	--
Operating loss	(4,021,208)	--	(4,021,208)

The following table presents the consolidated results of continuing operations for the quarter ended December 31, 2005 on an unaudited pro forma basis as if the July, 2006 acquisition of EUE had taken place at the beginning of fiscal quarter ending December 31, 2005 and is issued for comparative purposes to the December 31, 2006 quarter.

	Cable Segment	Wind Segment	Total

Revenues	$572,892	$17,103,224	$17,676,116
Interdivision revenues	--	--	--
Operating loss	(4,021,208)	(5,544,019)	(9,565,227)

NOTE 7.  EQUITY BASED COMPENSATION

The Company issues equity based compensation in the form of stock options to its employees and consultants and historically via share grants. The company uses the guidelines of SFAS 123R which requires fair value calculation of the grant and a recognition of the cost of employee services received in exchange for the award over the period the employee is required to perform the services.

The values of the derivative financial instruments are estimated using the Black-Scholes-Merton (Black-Scholes) option pricing model. Key assumptions used to value options and warrants granted are as follows:

	Three Months Ended
	December 31,
	2006	2005
Risk Free Rate of Return	4.7%	3.97%
Volatility	98.4%	100%
Dividend yield	0%	0%
There have been no fiscal 2007 employee or non-employee option grants through December 31, 2006.

Our computation of expected volatility for the quarter ended December 31, 2006 is based on historical and volatility over the expected life of the options granted. Our computation of expected life is based on historical exercise patterns. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

On March 29, 2005, the Securities and Exchange Commission published Staff Accounting Bulletin No. 107 (SAB 107), which provides the Staff’s views on a variety of matters relating to stock-based payments. SAB 107 requires stock-based compensation to be classified in the same expense line items as cash compensation. Information about stock-based compensation included in the results of operations for the quarters ending December 31, 2006 and 2005 is as follows:

	Three Months Ended	Three Months Ended
	December 31	December 31
	2006	2005
Cost of Product Sold	$31,033	$--
Officer Compensation	--	36,848
Legal, Professional and Consulting	--	180,416
Selling and marketing	48,837	3,158
Research and development	33,891	38,103
General and administrative	18,657	66,920
Totals	$132,418	$325,445

As of December 31, 2006, there was $7.1 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements related to stock options consisting of $4.9 million related to employee grants and $2.2 million related to consultant and director grants. The costs are expected to be recognized over a weighted-average period of 2.6 years.

Our stock options vest on an annual or a quarterly basis. For the remainder of fiscal 2007, we expect stock based compensation expense related to employee stock options of approximately $1,420,000 before income taxes. We expect stock based compensation related to non-employee stock options to be approximately $800,000 before income taxes for the year ending September 30, 2007. Such amounts may change as a result of additional grants, forfeitures, modifications in assumptions and other factors.

The following table summarizes the Stock Plan stock option activity as of December 31, 2006.

	Number of Options	Average Exercise Price
Outstanding, September 30, 2006	15,965,336	$0.82
Granted	--	$--
Exercised	--	$--
Cancelled	(270,000)	$1.61
OUTSTANDING, December 31, 2006	15,695,336	$0.82

EXERCISABLE, December 31, 2006	4,984,950	$0.55

The weighted-average remaining contractual life of the options outstanding at December 31, 2006 was 5 years. The exercise prices of the options outstanding at December 31, 2006 ranged from $0.25 to $1.16, and information relating to these options is as follows:

Range of Exercise Prices	Stock Options Outstanding	Stock Options Exercisable	Weighted Average Remaining Contractual Life in years	Weighted Average Exercise Price of Options Outstanding	Weighted Average Exercise Price of Options Exercisable
$0.25-0.49	2,720,432	2,520,432	5.0	$0.30	$0.30
$0.50-$0.99	2,775,000	2,006,666	5.0	$0.59	$0.54
$1.00-$1.49	10,199,904	457,852	5.0	$1.02	$1.03
Total	15,695,336	4,984,950

NOTE 8 EQUITY

COMMON STOCK

During the three months ended December 31, 2006 the Company issued a total of 227,523 shares for payment of accounts payable of $248,500 consisting of $55,000 of marketing related services valued at the fair value of the services provided and $193,500 of product development services valued at the fair value of the services provided. All of these shares carry piggyback registration rights.

WARRANTS

The Company issues warrants to purchase common shares of the Company either as compensation for consulting services, or as additional incentive for investors who purchase unregistered, restricted common stock or convertible debentures. The value of warrants issued for compensation is accounted for as a non-cash expense to the Company at the fair value of the warrants issued. The value of warrants issued in conjunction with financing events is either a reduction in paid in capital for common stock issuances or as a discount for debt issuances. The Company values the warrants at fair value as calculated by using the Black-Scholes option-pricing model.

The following table summarizes the warrant activity for the quarter ended December 31, 2006:
	Number of Warrants	Weighted-Average Exercise Price

Outstanding, September 30, 2006	11,488,393	$1.58
Granted	220,000	$1.10
Exercised	--	$--
Cancelled	--	$--
OUTSTANDING, December 31, 2006	11,708,393	$1.57

EXERCISABLE, December 31, 2006	11,708,393	$1.57

During the three months ended December 31, 2006 we issued the following warrants exercisable to purchase an equal number of shares of common stock of the Company:

In November, 2006 we issued 220,000 warrants in lieu of interest on a $500,000 non interest bearing note due December 31, 2006. The warrants were valued at $164,208 and were recorded to interest expense during the quarter ending December 31, 2006. We valued the warrants using the Black Scholes option pricing model with a volatility of 98.4%, a risk free rate of 4.7%, a life of 3 years, a 0% dividend rate and a market price of $1.16 at $0.7464 per warrant.

The following table summarizes the warrants issued, outstanding, and exercisable as of December 31, 2006:

Warrant Series	Grant Date	Strike Price		Expiration Date	Warrants remaining	Proceeds if Exercised	Call feature
“December 2003”	Dec., 2003	$2.04		December, 2008	120,000	$244,800	(5)
Debenture $1.75	Aug, 2004	$1.55	(1)	August, 2008	1,496,710	2,319,901	None
Debenture $1.82	Aug, 2004	$1.55	(1)	August, 2008	1,726,973	2,676,808	None
Series S	Sept, 2004	$1.00		July, 2007	1,127,000	1,127,000	(6)
Series T	Sept, 2004	$1.00		July, 2008	160,000	160,000	None
Series U	Sept, 2004	$1.83		August, 2008	512,362	937,622	(7)
Debenture Amend	Nov, 2004	$1.55	(1)	November, 2008	1,083,592	1,679,568	None
October, 2005 $1.78	Oct, 2005	$1.22	(2)	October, 2008	677,419	826,451	None
October, 2005 $1.94	Oct, 2005	$1.33	(3)	October, 2008	677,419	900,967	None
2006 Series A1	Mar, 2006	$1.55		March, 2009	433,929	672,590	None
2006 Series A2	Mar, 2006	$1.06	(4)	March, 2009	681,523	722,415	None
2006 Series B	Various 2006	$2.00		May, 2009	2,191,466	4,382,932	(8)
2006 Series C	May, 2006	$2.00		December, 2008	200,000	400,000	None
2006 Series D	May, 2006	$2.50		December, 2008	200,000	500,000	None
2006 Series E	May, 2006	$3.00		December, 2008	200,000	600,000	None
2007 Series F	Nov, 2006	$1.10		November, 2009	220,000	242,000	None
Total					11,708,393	$18,393,053

(1) Subject to anti-dilution provisions. Price reset under a 100% of “new issue price” price reset in October, 2005 that converted to a weighted average formula in August, 2006. Future equity or equity equivalent issuances below $1.55 per share may result in additional price resets.

(2) Subject to anti-dilution provisions. Price reset under a 115% of “new issue price” reset in September, 2006. Future warrant issuances below $1.06 per warrant will result in price reset.

(3) Subject to anti-dilution provisions. Price reset under a 125% of “new issue price” reset in September, 2006. Future warrant issuances below $1.06 per warrant will result in price reset.

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

(5) Callable if closing market price is 200% of strike price for 20 consecutive trading days

(6) Callable if closing market price is 200% of strike price for 5 consecutive trading days

(7) Callable if closing market price is 200% of strike price for one trading day

(8) Callable if trading price is greater than $2.50 for 10 consecutive days

On January 1, 2007 under the terms of our receivable factoring arrangement, we were required to issue 900,000 warrants with an exercise price of $1.06 per warrant when we failed to repay the factoring arrangement by December 31, 2006. We also were required to issue 900,000 warrants with an exercise price of $1.06 on February 2, 2007. When issued, we will record the value of the warrants as additional discount to the $1,800,000 principal and amortize the discount to interest expense over the remaining life of the debt, expected to be March 31, 2007. The value of the warrants has not been set since they are valued on the date of issuance. We estimated the value of 900,000 of these warrants as if issued on December 22, 2006 at $0.4697 for the purposes of imputing interest expense of $95,115 as described in Note 4.

On February 12, 2007 in conjunction with the issuance of $15,650,000 in Convertible Debt as described in Note 13, we reset the exercise prices of the following warrants:

Debenture $1.75 exercise price reduced from $1.55 to $1.49 per warrant
Debenture $1.82 exercise price reduced from $1.55 to $1.49 per warrant
Debenture Amendment exercise price reduced from $1.55 to $1.49 per warrant
October, 2005 $1.78 exercise price reduced from $1.22 to $1.20 per warrant
October, 2005 $1.94 exercise price reduced from $1.33 to $1.30 per warrant
2006 Series A2 exercise price reduced from $1.06 to $1.04 per warrant.

In addition, we issued 13,106 additional 2006 Series A2 warrants at an exercise price of $1.04. See also Note 13 for the valuation of these issuances and price resets.

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

The following common stock equivalents were excluded from the calculation of diluted loss per share for the three months ended December 31, 2006 and 2005 since their effect would have been anti-dilutive:

	December 31
	2006	2005
Options for common stock	15,965,336	6,167,936
Warrants	11,708,393	9,862,468
Convertible Debentures, if converted	3,885,968	7,987,258
	31,559,697	24,017,662

NOTE 9- VARIABLE INTEREST ENTITY

On October 1, 2006 and as described in the Form 8-K filed on October 3, 2006 the Company’s wholly owned subsidiary, EU Energy Service GmbH (EUES) entered into a recapitalization arrangement whereby 50% of the voting stock of EUES was sold to Enertrag Ag, a turbine service customer of EUES and a new entity was created, called E Service. The new entity will function to service and maintain the combined installed turbines of DeWind in Europe and the turbine farms operated by Enertrag in Europe, primarily in Germany and Austria. The resulting combined operations doubled the number of turbines serviced by EUES prior to the agreement to approximately 900 turbines and was undertaken to increase the profitability of the turbine servicing of EUES and reduce the turbine service costs of Enertrag. The new entity was operated under joint control of both Enertrag and DeWind executives during the quarter ended December 31, 2006.

The key provisions of the agreement were that effective on October 1, 2006 i) Enertrag invested 1,225,000 Euros ($1,554,280 at December 31, 2006 exchange rates) ii) all of EUES’ assets were transferred into the new entity including goodwill acquired during the July 3, 2006 EU Acquisition of $1,171,276, and iii) an intercompany loan payable to another of the Company’s wholly owned subsidiaries for 1,417,000 Euros ($1,870,865 at December 31, 2006 exchange rates) out of a total loan of 4,168,000 Euros was forgiven by the Company and considered to be a capital contribution.

We evaluated the new entity under FIN 46R and we determined that the new entity is required to be accounted for as a variable interest entity (VIE) under GAAP since the Company shares in the future profits of E Service. We further determined that this new business did not qualify for a business scope exemption, as defined in FIN 46R, and that we determined the Company did qualify as the primary beneficiary of the VIE since the Company had operational control over E Service and also had a greater risk of economic loss than Enertrag. Under the guidelines of FIN 46R, we have consolidated the balances and operations of E Service with the balances and operations of the remainder of the Company.

On the date of formation, the consideration paid, was equal to the net assets of the newly formed entity.

The following summary, unaudited balance sheet and statement of operations reflect the financial position of E Service as of and for the quarter ended December 31, 2006.

E Service
VIE
Three Months Ended December 31, 2006:
Revenues to external customers	$4,762,581
Intercompany revenues	560,947
Operating income (loss)	(21,434)

Balance sheet information
Cash	$186,608
Receivables, net	2,093,678
Inventory	3,174,255
Fixed Assets, net	986,943
Payable to DeWind	(4,055,632)
Accounts Payable and other Accrued Liabilities	(2,587,087)
Net Assets	(201,235)

Subsequent to quarter end, on January 19, 2007 and as described in a Form 8-K filed on January 25, 2007, an amendment was ratified on the original agreement dated October 1, 2006. The amendment called for an immediate need to invest additional cash into E Service of 4,950,000 Euros ($6,409,000 at January 19, 2007 exchange rates). During this recapitalization, the share capital of the Company’s investment in E Service decreased from 50% to 24.9% and under the amendment we are required to invest 1,232,550 Euros ($1,595,782 at January 19, 2007 exchange rates). We made this investment by borrowing these funds from Enertrag on a non-interest bearing note secured by certain assets of DeWind and due March 31, 2007. We have not completed our evaluation of the accounting impact of this amendment under FIN 46R for E Service for any fiscal periods after December 31, 2006.

As of December 31, 2006, the Company’s maximum exposure to loss is limited to the amounts payable to DeWind, listed above at $4,055,632. With the amendment of January 19, 2007 we incurred an additional requirement to provide the required investment, recorded as a liability subsequent to the December 31, 2006 balance sheet as a loan payable to Enertrag. Excluding the January, 2007 loan to Enertrag, no creditors or beneficial interest holders have any recourse to the general credit of the Company as a result of this variable interest entity.

NOTE 10- COMMITMENT AND CONTINGENCIES

Please refer to the Commitment and Contingencies Note number 17 on page 87 of our Form 10-K filed on December 26, 2006 for a detailed listing of our commitments and contingencies. There were no material changes other than in the ordinary course of business and as updated in the Off Balance Sheet disclosure in Item 2 below.

During the quarter ended December 31, 2006, except as described in Note 9 Variable Interest Entities and Note 11, Litigation, we made no material commitments and incurred no material contingencies.

NOTE 11 - LITIGATION

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

1. FKI Engineering Ltd. and FKI plc. v. DeWind Holdings Ltd and DeWind GmbH

On July 6, 2006 FKI Engineering Ltd. and FKI plc. (the “FKI Companies”) filed a suit with the High Court of Justice, Queen’s Bench Division, Commercial Court, Royal Court of Justice   in England against both DeWind Holdings Ltd. and DeWind GmbH claiming as follows:
a. FKI Engineering Ltd. claims against DeWind Holdings Ltd.: (1) $2,092,900, further or alternatively damages for breach of contract; and (2) Interest in the amount of $112,355;
b. FKI Engineering Ltd. and FKI plc claim against DeWind GmbH: (1) a declaration that neither FKI Engineering Ltd. nor FKI plc is liable to DeWind GmbH as set out in the Draft Proceedings or at all; (2) damages; (3) a declaration that FKI Ltd. and/or FKI plc would be entitled to repayment upon demand from DeWind GmbH of any amount which they may be ordered to pay to DeWind GmbH by reason of the matters set out in the second action commenced by DeWind GmbH in Germany as described below) or otherwise; and finally,
c. FKI Engineering Ltd. further claims against DeWind Holdings Ltd.: (1) damages, alternatively payment of $72,095,285; and (2) interest to be assessed.
d. On September 22, 2006 DeWind Holdings Ltd. filed a counterclaim claiming against FKI Engineering Ltd. as follows: (1) payment of $430,000; alternatively damages for breach of contract; (2) contractual interest; alternatively statutory interest to be assessed.

In respect of this claim the Company has accrued 100% of the FKI Engineering Ltd. claim for $1,662,900 or $2,092,900, net of the $430,000 counterclaim, against receipt of deferred purchase consideration of $2,537,300.

In formulating the claims mentioned under letter “b.” above, the FKI Companies are seeking a negative declaratory judgment against DeWind GmbH in connection with the claims delivered by DeWind GmbH against FKI Engineering Ltd, that are now the subject of the second action filed by DeWind GmbH against FKI Engineering Ltd in Lübeck Germany. This action is further described below. The FKI Companies are seeking declaration that DeWind GmbH has no claims against them out of capital reserve agreements or unlawful repayments. Furthermore, the FKI Companies seek declaration that any payment obligations towards DeWind GmbH would result in a claim of repayment of the FKI Companies against DeWind GmbH in the same amount. In this connection, the Company has contested the jurisdictional competency of the English court since it is not apparent that it does have jurisdiction according to Art. 2 et seqq. and Art. 6 Nr. 1 of the European Council Regulation (EC) No. 44/2001.

The claims mentioned under letter “c.” above are contingent on the finding that the claims that are now the subject of the above mentioned second action filed by DeWind GmbH against FKI Engineering Ltd in Lübeck, Germany for payment of $95.8 million, as further described below, are valid.

The counterclaim mentioned under letter “d.” above is based on the argument that FKI Engineering Ltd. has failed to pay DeWind Holdings Ltd. the sum of $430,000 although it was obliged to do so under the SSA, by reason whereof DeWind Holdings Ltd. has suffered loss and damage in such sum.

In respect of all claims mentioned, Dewind GmbH and DeWind Holdings Ltd. have filed their defense. The FKI Companies, in turn, have filed and served a Reply to Defense and a Defense to the counterclaim. From December 11, 2006 until December 13, 2006, an oral hearing was held in front of the English High Court regarding the competency of the English court to hear the cases. On January 25, 2007 the High Court rendered a judgment holding that it had competence to hear also the claim against DeWind GmbH. DeWind GmbH sought leave to appeal this decision and will have to put its submissions in writing by February 8, 2007. If the leave of appeal is approved, we intend to file a formal appeal on the initial judgment. The High Court furthermore held that DeWind GmbH had to pay a maximum of 90 % of FKI's costs of the application contesting jurisdiction. In addition, given that the assessment process takes time, the Judge ordered that De Wind GmbH is to make an interim payment on account of costs to FKI in the sum of 66,000 pounds sterling ($129,700 at January 31, 2007 exchange rates) paid in February, 2007. We have not recorded a liability for either of these actions under SFAS 5 due to the uncertainty of the outcome.

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

On September 12, 2006 FKI Engineering Ltd. filed its acknowledgement of defense and on January 3, 2007 its detailed statement of defense applying for dismissal of the claim. There has been no oral court hearing to date.

On December 27, 2006 DeWind increased the claimed amount by 15 million Euros to a total amount of 72.6 million Euros (approximately $ 95.8 million at December 31, 2006 exchange rates) based on statements made by the Finance Director of FKI plc in a Witness Statement in the UK trial (see A. above).

On January 18, 2007 the court informed DeWind that according to the European Council Regulation (EC) No. 44/2001., the lawsuit will be put on hold until the High Court in England has decided upon the question whether it is competent to hear the UK trial (see A. above). We intend to appeal this decision.

We have not recorded a contingent asset for this proceeding.

B.  Brush Electrical Machines Ltd. v. Dewind GmbH

On October 6, 2006, Brush Electrical Machines Ltd., an FKI Engineering Ltd. affiliate, served a notice of an action with the High Court of Justice, Queen’s Bench Division, Commercial Court, Royal Court of Justice   in England on DeWind GmbH. According to this notice of action, Brush is claiming payment of an amount of GBP 692,438 (approximately $1.36 million at December 31, 2006 exchange rates) from DeWind GmbH. The claim is based on an alleged breach of contract with regard to an agreement between the parties dated 30 June 2005 concerning the asset transfer to DeWind GmbH resulting from the sale of DeWind UK by agreement dated July 4, 2005 and/or a further agreement concluded on 13 July 2005. The Company received the particulars of this claim on November 24, 2006. An accrual of $871,555 has been included in the December 31, 2006 balance sheet in accounts payable and other accrued liabilities. On January 11, 2007 DeWind GmbH filed its defense and a contingent counterclaim for damages. In the defense, DeWind GmbH admitted to owe an amount of at least € 143,000 ($184,755) to Brush and paid this sum in January, 2007.

C.   Zephyr GmbH & Co. KG v. DeWind GmbH

On January 06, 2006 Zephyr filed a suit against DeWind GmbH with the District Court of Düsseldorf, Germany for payment of an amount of $1,300,533 plus interest based on the argument that DeWind GmbH had allegedly failed to comply with a guarantee of availability under a turbine sales contract. Furthermore, Zephyr sought a declarative judgment that DeWind GmbH had to come up for a potential purchase tax obligation in an amount of $208,085. On August 08, 2006, the District Court rendered a judgment by default against Zephyr dismissing the case. Zephyr filed an objection against this judgment on August 29, 2006. DeWind GmbH responded by filing a written pleading on October 04, 2006. Further court orders have not been rendered to date. The Company has fully reserved net receivables of $914,690 in respect of this dispute and has assumed that the $720,590 cash paid to Zephyr as a result of their calling of performance bonds will not be recovered.

NOTE 12 - RELATED PARTIES

The Company currently has contracts with two companies owned by one of the members of its Board of Directors, Michael McIntosh: including a legal services agreement with The McIntosh Group (TMG) for legal and intellectual property services and a consulting agreement with Technology Management Advisors, LLC (TMA) for strategic business advisory services related to technology and international patent and intellectual property filings.

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

For the quarter ended December 31, 2006, we recorded a total of $187,500 in fees related to these transactions and out of pocket patent fees and expenses of $17,964. All balances were expensed to Research and Development expenses. As of December 31, 2006 we had a balance due of $352,696 to TMA and TMG combined.

NOTE 13 - SUBSEQUENT EVENTS

On January 19, 2007 we agreed to amend our agreement between Enertrag AG that formed our E Services venture. This resulted in a decrease in our share of E Services share capital to 24.9% and will require us to invest $1,232,550 ($1,595,782 at January 19, 2007 exchange rates) into E Services. We have agreed to borrow these funds from Enertrag on a non-interest bearing note secured by certain of our Dewind subidiaries’ assets due March 31, 2007. See also note 9.

On January 30, we entered into a distribution agreement with Far East Composite Technology Company, a subsidiary of a subsidiary of Jiangsu New Far East Cable Corporation (Far East). The agreement calls for a non-returnable minimum quarterly sale for 600 kilometers (360 miles) of our ACCC cable for the first twelve months of the agreement increasing to 900 (540 miles) and 1,200 (720 miles) for the second and third years thereafter. The value of the minimum quarterly shipment will vary depending on the size of the cable ordered but is expected to be between $7 million and $12 million per quarter.

On February 12, 2007, the Company closed a financing transaction in which it sold 8% Senior Convertible Debentures to select institutional accredited investors in order to raise a total of $15,650,000. The Debentures will mature on January 31, 2010. The investors may convert the Debentures into our common stock for $1.04 per share, subject to adjustment. In addition, in conjunction with this transaction we issued 6,924,779 warrants with an exercise price of $1.13 per warrant and which expire three years from their issuance date.

Our preliminary estimate of the fair value of the conversion feature and the warrants issued was approximately $3,505,000. We will record this value as a discount to the convertible debt and we will amortize this to interest expense over the remaining life of the debt.

As a result of this transaction, we triggered certain anti-dilution provisions of previously issued securities as follows:

We reset the conversion price of our $6,023,250 remaining on our 6% 2004 convertible debt due August, 2004 from $1.55 to $1.49 per share. If converted, the effect of the reset price will be to increase the shares issuable from 3,885,968 prior to the price reset to 4,042,450. The fair value of the 156,482 additional shares issuable was $140,834 at February 9, 2006 market prices. We will record this balance as additional debt discount which will be amortized to interest expense beginning on February 12, 2007 over the approximately 6 month remaining life of the August, 2004 Debentures due August, 2007.

We recorded warrant modification expense into other expenses during the quarter ending March 31, 2007 in the amount of $56,484 for the following warrant related issuances and price resets:

We reset the exercise price of 4,307,275 warrants associated with the 2004 convertible debt from $1.55 per warrant to $1.49 per warrant. The difference in fair value for these warrants immediately before and after the price reset was $40,467.

We reset the exercise price of 1,354,838 warrants related to our October, 2005 Debtor-in-Possession financing. 50% of these warrants were reset from $1.33 per warrant to $1.30 per warrant and 50% of these warrants were reset from $1.22 per warrant to $1.20 per warrant. The combined difference in fair value for these warrants immediately before and after the price reset was $6,504.

We triggered the “full ratchet” protection of 681,523 “2006 Series A2” warrants issued in conjunction with our March, 2006 Bridge financing. We reset the exercise price of the 681,523 warrants outstanding from $1.06 per warrant to $1.04 per warrant. We also issued 13,106 additional warrants at an exercise price of $1.04 per warrant. The difference in fair value of the warrants outstanding immediately before and after the price reset was $3,009 and the fair value of the additional warrants issued was $5,598.

The fair values of the warrants issued and for the fair value calculations used to determine the additional expense due to the price reset used the Black Scholes option pricing model and the following assumptions. The market price was $0.90, the closing price on the day prior to the price reset, volatility was based on the remaining life of the warrants, between 87% and 91%, the remaining life of the warrants was between 1.5 and 2.1 years, the risk free rate was 4.94%, and a dividend yield of 0%.

ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our interim financial statements and the related notes appearing at the beginning of this report. The interim financial statements and this Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended September 30, 2006 and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 26, 2006.

The following discussion and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by words such as "anticipates," "expects," "believes," "plans," and similar terms. Our actual results could differ materially from any future performance suggested in this report as a result of factors, including those discussed in "Factors That May Affect Future Operating Results" and elsewhere in this report and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006. All forward-looking statements are based on information currently available to Composite Technologies and we assume no obligation to update such forward-looking statements, except as required by law. Service marks, trademarks and trade names referred to in this Form 10-Q are the property of their respective owners.

OVERVIEW

CTC conducts its operations in the following two business segments: CTC Cable Division and DeWind Turbine Division. The segments have been organized on the basis of products. All of each segment’s product revenues relate to external customers.

CTC Cable Division
Located in Irvine, California with sales operations in Dallas, Atlanta, Lubeck, Germany, and Shanghai, China, the CTC Cable Division produces and sells ACCC electrical transmission cable and related ACCC hardware products. ACCC cable production is a two step process. The Irvine operations produce the high strength, light weight composite “core” (ACCC core) which is then shipped to one of three cable manufacturers in Canada, Belgium, or Bahrain where the core is wrapped with conductive aluminum to become ACCC cable. ACCC cable is sold both through a distribution agreement with General Cable in the US and Canada as well as directly by CTC Cable to utility customers. ACCC cable is sold outside the US directly to utilities. ACCC cable has been sold commercially since 2005 and is currently marketed worldwide to electrical utilities and transmission companies.

DEVELOPMENTS THIS QUARTER

The focus of our cable operations during the quarter was to prepare our production facility to handle a rapid increase in expected sales, to identify process improvements, and line up redundant materials suppliers. To this extent, during the quarter we obtained ISO 9001:2000 certification for our Irvine, California manufacturing plant and we identified several additional key materials suppliers for our ACCC core product and related ACCC cable hardware. We continue to work with our key carbon supplier and actively improve our relationship with that supplier In addition, during the quarter we certified Lamifil in Belgium as a qualified wrapper of our ACCC core with aluminum wire. Lamifil shipped their initial commercial order in November. We now have two certified cable wrappers and expect Midal in Bahrain to be certified during the March, 2007 quarter as our third supplier.

We have refined our marketing message to focus on the inherent efficiency of our ACCC conductor product as compared to traditional ACSR. In particular, we learned that one of the key decision making factors was the ability to transmit more power with less “line losses” (electricity dissipated to the environment as heat), rather than some of our earlier messaging which focused on the high temperature capabilities. Additionally we increased our focus on the engineering and design firms often responsible for the overall line design and components for transmission and electrical distribution projects. These firms are usually engaged by smaller utilities and providers that do not possess extensive engineering groups. We believe their understanding of the uses and benefits of ACCC conductor will provide a number of design-in opportunities, some even before they are apparent to our sales team.

We believe that the December, 2006 quarter is the beginning of rapid revenue and cable order growth in the cable division. We entered the quarter with a backlog of $1.5 million, representing the orders shipped to China during the December, 2006 quarter, we exited the quarter on December 31, 2006 with a non-cancelable order backlog of $6.3 million and we have booked orders for an additional $3.5 million to date in the March, 2007 quarter.

The Cable division’s sales focus for the quarter was on obtaining repeat orders from our US cable customers and on finalizing and negotiating an MOU for a long term supply agreement with our Chinese cable distributor. We believe that our October, 2007 ISO 9001:2000 certification has opened new possibilities for our cable products and was a key factor in our increased business in China. In December, 2006 we announced a memorandum of understanding (MOU) for a three year distribution agreement with this partner where they outlined the terms for the purchase of a minimum of 600 kilometers of ACCC cable per quarter for year one with increases to 900 kilometers and 1,200 kilometers per quarter in years two and three. We expect the minimum value of this contract to be approximately $40.0 million for the first year beginning in February, 2007. In December, we received our initial order under this MOU for 242 kilometers of cable worth $4.1million for delivery in March and in January, 2007 we received an additional order for $2.9 million for delivery in April. Expected revenues per quarter under the contract are dependent on the size of the cable ordered but we expect revenues between $7 and 12 million per quarter for the first year of this arrangement. This MOU was finalized in contract form on January 30, 2007. The signing of this contract is a significant milestone for the Cable division in that the contract allows for more efficient planning and operations of our ACCC core manufacturing facilities and allows for longer production lead time commitments for our cable wrapping partners, in addition to providing us with a more reliable revenue stream and cash flows. The term of the agreement is for one year from January 30, 2007 with options to extend the agreement for an additional two years as described above so long as Far East meets certain conditions including the requirement for Far East to become qualified to strand ACCC Conductor cable. We expect gross margins to be approximately 28-30% for the initial orders on this contract with the opportunity for additional cost savings captured through operational efficiencies.

In the United States, during the quarter we received $2.2 million in orders during the quarter including two repeat orders from American Electric Power, a repeat order from Pacificorp, and an initial order from a new customer, Mohave Electric. We are encouraged by our US business due to the repeat orders of our two initial commercial US customers and we continue to aggressively sell and market our ACCC products in the US.

Elsewhere in the world, we are developing relationships that we expect will begin to turn into cable orders late in fiscal 2007. Midal, our wrapping partner in the Middle East, is nearing completion of their qualification to wrap ACCC core, which is expected in the March, 2007 quarter. Once this occurs, we believe that our product will be an ideal fit for transmission lines in Middle East climates due to its ability to operate efficiently and at much higher temperatures than the ACSR alternative. We are also actively marketing ACCC in France, the U.K., India and Australia, with several projects quoted throughout the regions, as part of our strategy of partnering with key suppliers and engineering organizations that enjoy substantial market positions for bare overhead cable. We expect these quoted projects will be awarded during the next two quarters.

DeWind Turbine Division
The DeWind division operates under the brand name DeWind, which has manufactured and sold wind turbines since 1995. Located in Lubeck Germany with sales operations in Dallas, Texas and Lubeck, Germany, the DeWind Division produces, services, and sells DeWind turbines in the 1.25 and 2.0 Megawatt range worldwide. We acquired DeWind during the EU Energy acquisition on July 3, 2006. Accordingly, we have incorporated DeWind’s operations into our financial results since that date.

DEVELOPMENTS THIS QUARTER

Our operational focus for the DeWind division was to position ourselves to demonstrate and produce our next generation D8.2 wind turbine. The effort consisted of completing and installing our D8.2 prototype at the Cuxhaven, Germany test site of the DEWI-Offshore Certification Centre and identifying a suitable turbine assembly partner.

Our D8.2 prototype was completed in mid-December and installed at the facility by the end of the quarter. Due to high winds, the commissioning of the prototype turbine was delayed into early January but our prototype turbine is now functioning and has passed all of the technical tests required to date. It is now undergoing the wind generation availability curve tests which are required prior to type certification. The certification is important since it is often required by the financial backers of our potential wind turbine customers prior to obtaining financing for their wind farms. The certification process takes approximately three months and is expected to be completed by the end of March, 2007.

In November, 2006, we announced an agreement with TECO Westinghouse Motor Company (TECO) in Round Rock, Texas to assist us in the assembly, supply, and servicing of our turbines. The agreement consists of three parts: a) TECO will assemble our turbine units at their plant in Texas. At full production, we expect that this plant will be able to produce two production lines of 4 turbine units per week for an estimated capacity of approximately 400 turbines per year; b) TECO will assist us in servicing our D8.2 units by leveraging their existing service teams. TECO services large electrical generators worldwide and already has the infrastructure to service similar wind generators in the US; c) TECO will assist us in developing and optimizing our turbine supply chain. TECO already has relationships with common parts suppliers and we expect that by the middle of 2008, TECO will manage a significant portion of our supply chain requirements. We expect to leverage their in place infrastructure and that this will allow for turbine parts cost savings and improved purchasing terms. During the quarter, we worked actively to organize our supply chain to allow for an efficient hand-off to TECO once we receive our initial turbine orders.

Our sales focus was to renegotiate with our existing customers under our previously executed turbine framework agreements and to negotiate new turbine purchase contracts for our D8.2 model. While we have not executed any definitive turbine purchase agreements to date, we are currently in negotiation with several prospective customers which could represent near term sales greater than our expected production capacity through 2008. We believe that there were several barriers to initial sales in the United States during the December, 2006 quarter including: i) lack of a completed and certified D8.2 model; ii) insufficient financial resources of the company which could be perceived to put any cash down payments from customers at risk; and iii) inability to generate or provide sufficient working capital to accelerate production and build our turbine supply chain. We believe that the commissioning of our prototype in early January removed one barrier to obtaining customer orders and completing a financing would remove the second and third barriers. Further, and to address the third barrier, all of our turbine contracts under negotiation are being designed to allow for a “cash neutral” cash flow whereby we have specified advance payments of cash on these orders that should allow for us to make advance supplier payments without the need for significant levels of additional capital.

Our revenues during the quarter ended December 31, 2006 and expected revenues for the quarter ended March 31, 2007 consisted solely of sales of our turbine inventory acquired as part of the acquisition of EU Energy, now known as DeWind. Under US GAAP accounting rules, we are required to revalue this inventory to “liquidation” value which approximates sales value and which results in little or income statement profit margin. As of January 31, 2007, we have one turbine that remains unsold from this acquisition balance exclusive of the five turbines sold with revenue deferred pending delivery and installation. In January, 2007, we sold our first order that included five 1.25 megawatt D6 turbines representing 8.5 million Euros ($11.2 million US at current exchange rates) that we will produce after the acquisition and expect to deliver by October, 2007. We expect that significantly all turbine sales through the third fiscal quarter ending June 30, 2007 will therefore be sold at liquidation values and are not reflective of expected turbine profit margins for turbines produced after the acquisition.

RESULTS OF OPERATIONS

Revenues, Cost of Revenues, and Gross Margins:

During the quarter ended December 31, 2006, the geographical allocation of consolidated revenues was:
Europe                 86.2%
China                   12.6%
North America    1.2%

During the quarter, one customer represented 34.6% of revenues, one customer with 12.6% of revenues, one customer with 9.0% of revenues and one customer with 8.8% of revenues. No other customer represented greater than 5% of consolidated revenues.

Our revenues and gross margin analysis are listed in the table below. All of the revenues and margins for the quarter ended December 31, 2005 relate to cable sales since our DeWind wind segment was acquired from EU Energy in July, 2006.

(unaudited)	Cable Segment QE 12/31/06	Wind Segment QE 12/31/06	Total QE 12/31/06	Total QE 12/31/05
Product Sales -Cable	1,643,908	--	1,643,908	22,892
Product Sales - Turbines	--	6,602,392	6,602,392	--
Turbine Service	--	4,786,428	4,786,428	--
Consulting	--	--	--	550,000
Total Revenues	1,643,908	11,388,820	13,032,728	572,892

Cost of Sales - Cable	1,344,558	--	1,344,558	16,680
Cost of Sales - Turbines	--	6,257,574	6,257,574	--
Cost of Sales - Turbine Service	--	4,176,859	4,176,859	--
Cost of Sales - Consulting	--	--	--	304,787
Total Cost of Sales	1,344,558	10,434,433	11,778,991	321,467

Gross Margin - Cable	299,350	--	299,350	6,212
Gross Margin % - Cable	18.2%	--	18.2%	27.1%
Gross Margin - Turbines	--	344,818	344,818	--
Gross Margin % - Turbines	--	5.2%	5.2%	--
Gross Margin - Turbine Service	--	609,569	609,569	--
Gross Margin % - Turbine Service	--	14.6%	14.6%	--
Gross Margin - Consulting	--	--	--	245,213
Gross Margin % - Cable	--	--	--	44.6%
Total Gross Margin	299,350	954,387	1,253,737	251,425
Total Gross Margin %	18.2%	9.2%	9.6%	43.9%

CABLE REVENUES. Product revenues for the three months ended December 31, 2006 of $1.64 million consisted substantially of two commercial sales to the Jiangsu New Far East Cable Company in China shipped in November and December consisting of 100 kilometers of ACCC cable and related ACCC hardware for $1.5 million and US orders totaling $140,000. The product sales for the three months ending December 31, 2005 represented one small trial sale in the United States.

Cost of Sales and resultant Gross Margin on the China order were lower than our expected margin levels. The orders were rush orders which were required to be produced, wrapped, and shipped in a much shorter than normal time frame and the orders were wrapped by a newly qualified wrapping source in Belgium. In order to complete the order on time, we were required to purchase aluminum rod at a premium to market and outside of our normal supply chain. Further, production delays with the wrapping partner, due to this being their first commercial order, caused final product delivery delays and we were required to use costly air freight expediters to ensure that the ACCC product was delivered on time. We agreed to pay for this freight to ensure the delivery and to maintain our good delivery schedule history with the customer, Jiangsu New Far East Cable Co. We believe that accepting the lower margin on this order was a solid business decision and we have benefited from additional orders from China under with the distribution contract described above.

TURBINE REVENUES. Turbine sales for the three months ended December 31, 2006 of $6.6 million consisted primarily of sales of 6.5 megawatts of turbine production consisting of 2 D8 turbines and 2 D6 turbines to three existing customers in Europe out of our acquired turbine stock and totaling $6.1 million. We also sold $500,000 of turbine parts during the quarter. The turbine units sold were refurbished and are not necessarily indicative of the current market price per megawatt for our 2 megawatt D8, 1.25 megawatt D6, or our next generation 2 megawatt D8.2 wind turbines. For comparison, turbine sales for the three months ended September 30, 2006 of $3.1 million represented shipment of three D6 1.25 megawatt turbines.

Cost of revenues for the turbines sold is determined under the guidance of SFAS 141 acquisition accounting which requires us to record cost of sales at liquidation value less a nominal profit margin. As a result, our gross profit for the quarter is largely this nominal profit margin in addition to the margin generated by the $500,000 in other turbine parts. We do not believe that these margin percentages are necessarily indicative of future profit margins of turbines produced by DeWind subsequent to the acquisition.

We had no sales of turbines during the quarter ended December 31, 2005 since we acquired DeWind through the EU Energy acquisition in July, 2006.

TURBINE SERVICE REVENUES Turbine service revenues for the three months ended December 31, 2006 of $4.8 million consisted of the turbine service and maintenance billings of our consolidated variable interest entity (VIE) E Service as described in Note 9 but which are consolidated into the DeWind segment. There were no turbine service revenues for the December 31, 2005 since we acquired DeWind in July, 2006. Sequentially, turbine service revenues increased over the prior fiscal quarter ending September 30, 2006 of $3.4 million due to the inclusion of the turbine billings of Enertrag and increased billings to DeWind turbine service customers.

Cost of revenues for turbine maintenance represents the labor, parts, supplies, and overhead related to the servicing of turbines and the net effect of changes in our turbine availability and warranty provisions. There were no margins for the quarter ended December 31, 2005. Sequentially, turbine service margins increased from the prior fiscal quarter ending September 30, 2006 of $1.2 million loss to gross profit of $0.6 million due to the $1.4 million revenue increase and reduced costs primarily due to operational efficiencies and the utilization of previously accrued warranty reserves acquired with the July, 2006 acquisition of DeWind.

CONSULTING REVENUES. Consulting revenues for the three months ended December 31, 2005 consisted of consulting and technical services performed in fiscal 2004 and fiscal 2005 to the City of Kingman but which were recognized in November, 2005 after the contract was modified in our Chapter 11 bankruptcy. We do not expect any significant future consulting revenues and there were no comparable revenues during the December 31, 2006 quarter.

OPERATING EXPENSES

Except for the fourth fiscal quarter of 2006 subsequent to the July 3, 2006 acquisition date of DeWind, we did not track our Cable and Corporate expenses as separate segments. Therefore, the Cable segment operating expense analysis below will include 2006 expenses of a corporate nature. Any references to Cable expenses below are intended to include expenses of a corporate nature that are consistent with the consolidated expense reporting of fiscal 2006 and which are representative of operations prior to the DeWind acquisition. To the extent available, we have identified below those expenses of a corporate nature to provide better clarity. The Cable segment expense analysis is intended to provide consistent comparisons with historical operating expenses for fiscal 2006. We intend to provide separate corporate expense activity for future operating periods.

Overall, operating expenses increased $3.7 million from $4.3 million in the quarter ending December 31, 2005 to $8.0 million in the quarter ending December 31, 2006. The increase was due to the addition of DeWind operating expenses of $4.6 million offset by decreases in CTC Cable and Corporate expenses of $0.9 million, primarily relating to decreased legal expenses, decreased bankruptcy expenses, and decreased quality control consulting which is now conducted internally.

The following table provides a comparative analysis of operating expenses. All expenses for fiscal quarter ended December 31, 2005 represents the combined CTC Cable and Corporate expenses.

	Dec 2006 QE Wind Segment	Dec 2006 QE Cable Segment and Corporate	Dec 2006 QE Consolidated	Dec 2005 QE Consolidated
OPERATING EXPENSES
Officer Compensation	--	247,694	247,694	102,130
General and administrative	2,019,697	1,405,270	3,424,967	907,164
Legal, professional & consulting	--	243,090	243,090	1,060,621
Research and development	591,864	845,207	1,437,071	1,211,255
Sales and Marketing	1,374,044	483,383	1,857,427	516,449
Depreciation and Amortization	575,511	202,685	778,196	191,645
Reorganization Expense - Bankruptcy legal fees	--	--	--	283,369
Total operating expenses	4,561,116	3,427,329	7,988,445	4,272,633

OFFICER COMPENSATION. Officer compensation expense consists of salaries and SFAS 123R option expenses for our Chief Executive Officer, our President, and Secretary. Officer compensation expenses increased 143% or $145,564 from $102,130 for the three months ended December 31, 2005 to $247,694 in the current quarter . The dollar increase was primarily due to cash compensation rate increases for our CEO and Secretary and the addition of the cash compensation for our President. There were no SFAS 123R expenses in Officer Compensation for the quarter ending December 31, 2006 vs. $37,000 in the quarter ending December 31, 2005. All officer compensation is considered to be corporate in nature.

GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense consisted primarily of salaries and employee benefits for administrative personnel, facilities costs, stock exchange fees, audit and Sarbanes Oxley compliance fees, and insurance expenses. General and administrative increased 278% or approximately $2,518,000 from $907,164 for the three months ended December 31, 2005 to $3,424,967 for the current year period. The dollar increase was due to the inclusion of the DeWind general and administrative costs of $2,020,000 and an increase of $500,000 for corporate related activities. The corporate increase was due to $296,000 increase in professional fees related to additional audit and Sarbanes Oxley fees associated with the audit of DeWind’s operations in Germany, a $126,000 increase in amortized public relations fees paid in stock, $54,000 increase in consulting fees, $29,000 in outside director costs, $40,000 in increased insurance costs, and $45,000 in increased payroll costs offset by a decrease of $48,000 in SFAS 123R expenses. Approximately $1.0 million of General and Administrative expenses for the quarter ending December 31, 2006 is considered to be corporate in nature consisting primarily of audit fees and corporate employee and consultant salaries and related expenses.

LEGAL, PROFESSIONAL, AND CONSULTING EXPENSE. Legal, professional, and consulting expense consisted of professional legal or litigation related expenses, financing related expenses, and equity related non-cash expense charges but excludes bankruptcy related legal expenses which are captured in reorganization costs. Legal, professional, and consulting expense decreased $818,000 or 77% from $1,060,621 for the quarter ended December 31, 2005 to $243,090 for the December, 2006 quarter. The decrease was due to lower litigation related legal expenses due to a settlement of all Cable and Corporate related litigation in the December, 2005 quarter. All legal, professional, and consulting expense is considered to be corporate in nature.

RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense consisted primarily of salaries for engineers, and expenses for consultants, recruiting, supplies, equipment, and facilities related to engineering projects to enhance and extend our composite materials intellectual property offerings, and our composite materials product technology and production processes.

Research and development expense increased $226,000 or 19% from $1,211,255 in 2005 to $1,437,071 in 2006. The increase was due to the inclusion of DeWind’s development of $591,864 offset by a decrease in CTC Cable R&D expense of $366,048, a 30% decrease from prior year. The CTC Cable decrease was due to a decrease of $504,000 in external quality testing expenses which are now substantially performed internally offset by an increase of $18,000 in SFAS 123R expenses and an increase of $120,000 in cash headcount related expenses.

SALES AND MARKETING EXPENSE. Sales and marketing expense consisted primarily of salaries for sales and marketing personnel, expenses for consultants, equipment, travel, and printed marketing literature and sales materials. For the quarter ended December 31, Sales and Marketing expenses increased $1,341,000 or 260% from $516,449 in the 2005 quarter to $1,857,427 in the 2006 quarter. The increase was due to the inclusion of DeWind’s sales and marketing expenses of $1,374,044 offset by a decrease in CTC Cable sales of $33,066. The decrease was due to $50,000 of cost savings resulting from replacing more expensive consultants with employees, a decrease in commissions of $25,000 and an increase in SFAS 123R expenses of $48,000.

DEPRECIATION & AMORTIZATION EXPENSE. Depreciation expense consisted of depreciation on capitalized equipment, leasehold improvements, and other capital assets and amortization of acquired intangibles. The depreciation and amortization expense increased by $586,000 or 306%, from $191,645 in 2005 to $778,196 in 2006. The increase was due to the inclusion of DeWind depreciation of $249,511 and the amortization of acquired intangibles of $326,000.

REORGANIZATION EXPENSE - BANKRUPTCY LEGAL FEES: Bankruptcy legal fees consist of legal and professional fees and costs associated with the preparation for our bankruptcy confirmation hearings, our bankruptcy financing hearings, and work performed subsequent to our bankruptcy confirmation. The balance was $0 for 2006 due to our exiting bankruptcy in November, 2005.

INTEREST INCOME. Interest income increased 132% or $18,805 to $33,050 in 2006 from $14,245 in 2005. The increase was due to the inclusion of $32,916 from DeWind and lower cash interest on CTC Cable cash balances.

INTEREST EXPENSE. Interest expense increased $197,000 or 47% from $218,666 in 2005 to $415,553 in 2006. The increase was due to $24,000 of interest expense related to DeWind and $259,000 of non-cash interest expense related to warrants issued as described in Note 8 and the imputed interest described in Note 4. Cash interest for CTC Corporate decreased $66,000 due to lower debt balances, primarily the 10% $6.0 million DIP financing that closed in October, 2005 and was converted in January, 2006.

INCOME TAXES. We made no provision for income taxes in the three months ending December 31, 2006 due to net losses incurred. In 2002, we determined that due to our continuing operating losses as well as the uncertainty of the timing of profitability in future periods, we should fully reserve our deferred tax assets. Tax expense represents statutory minimum tax payments, primarily in Europe for DeWind. As of December 31, 2006, our deferred tax assets continued to be fully reserved. We will continue to evaluate, on a quarterly basis, the positive and negative evidence affecting the realization of our deferred tax assets.

Net Loss

Our net loss improved to $6.9 million for the three months ended December 31, 2006 compared to $7.2 million during the corresponding period in 2005. The improvement of $0.3 million from the quarter ended December 31, 2005 to 2006 was due to the reduction in the CTC Cable and Corporate loss of $3.8 million from $7.2 million to $3.4 million and the addition of the DeWind net loss of $3.5 million.

The CTC Cable and Corporate loss decrease was due to an operating loss decrease of $0.9 million, primarily due to $0.1 million increase in gross margin, operating expense decreases related to bankruptcy and legal expenses and cost savings and due to the in-sourcing our quality control processes and a decrease of $2.9 million other expenses, primarily due to the large non-cash charges in 2005 consisting of a $2.6 million carrying value adjustment and a $0.4 million warrant modification expense offset by net interest expense increase.

Consolidated gross margin increased by $1.0 million in the current quarter due to DeWind margins of $0.9 million and Cable margin increases of $0.1 million.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, our principal sources of working capital have been private debt issuances and equity financings.

For the three months ended December 31, 2006, we had a net loss of $6.9 million. At December 31, 2006, we had $1.4 million of cash and cash equivalents, which represented a decrease of $1.2 million from September 30, 2006. The decrease was due to cash used by operations of $4.9 million offset by $1.8 million provided by a receivable factoring arrangement, proceeds of $0.5 million from short term notes payable, and $1.6 million from a cash investment in our E Service VIE as described in note 9.

Cash used by operations during the three months ended December 31, 2006 of $4,942,530 was the result of operating losses, offset by depreciation, amortization, and non-cash compensation expenses and working capital requirements. In addition, we continued to liquidate our pre-acquisition turbines which contributed $1.7 million to partially offset the quarterly loss. Cash provided by investing activities of $1,520,363 was primarily the result of the proceeds received into our consolidated VIE, E Service offset by fixed asset purchases . Cash provided by financing of $2,200,838 was primarily due to the cash proceeds from the factoring of cable orders and receivables totaling $1,800,000 and notes payable of $500,000 offset by capital lease repayments.

On January 30, 2007 we signed a long term distribution agreement with a Chinese distributor that calls for minimum order quantities of our ACCC conductor cable. Based on this agreement alone, we expect that the profits generated by this contract will be sufficient to generate positive cash flows from our Cable segment beginning in the quarter ending June 30, 2007.

On February 12, 2007, CTC closed a financing transaction in which it sold 8% Senior Convertible Debentures and Warrants to select institutional accredited investors in order to raise a total of $15,650,000. These debentures may convert into our common stock at $1.04 per share.  In addition, we granted these investors warrants to purchase our common stock at $1.13 per share.

We anticipate that sales of our ACCC cable will not be sufficient to sustain our newly combined operations including the DeWind segment without sufficient wind turbine orders with sizable customer advance payments of cash and further anticipate that we will continue to incur consolidated net losses due to our costs exceeding our revenues for an indefinite period of time. Further, our cash flows are reliant upon the payment of several large invoices from international customers. If existing cash and cash generated from operations are insufficient to satisfy our liquidity requirements, we may seek to raise additional capital through issuances of equity or debt securities. Any additional financing may not be available in amounts or on terms acceptable to us, or at all.

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

OFF BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

There are no off balance sheet arrangements. The following table summarizes our contractual obligations (including interest expense) and commitments as of December 31, 2006:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 Years
Debt Obligations	$8,323,250	$8,323,250	$--	$--	$--
Capital Lease Obligations	$310,627	237,475	73,152	--	--
Operating Lease Obligations	$5,255,510	$1,688,538	$3,566,972	--	$--

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk relates primarily to our cash balances and the effect that changes in interest rates have on the interest earned on that portfolio. Our convertible notes and debentures bear a fixed rate of interest.

As of December 31, 2006 we did not hold any derivative financial instruments for speculative or trading purposes. The primary objective of our investment activities is the preservation of principal while maximizing investment income and minimizing risk. As of December 31, 2006, we had $1.3 million in cash, cash equivalents and short-term investments that mature in twelve months or less. Due to the short duration of these financial instruments, we do not expect that a change in interest rates would result in any material loss to our investment portfolio.

The Company is also exposed to foreign currency exchange rate risks since a large proportion of the assets and operations are denominated in the Euro while the Company’s reporting currency is in US Dollars. The Company does not currently hedge against exchange rate risk.

ITEM 4: CONTROLS AND PROCEDURES

Based on an evaluation under the supervision and with the participation of the Company's management, including the Chief Executive Officer, the acting Chief Operating Officer, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined under the Securities Exchange Act of 1934, as amended (Exchange Act)) were not effective as of December 31, 2006 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

During the three months ended December 31, 2006 the Company improved the internal control structure and addressed the identified material weaknesses as follows:

During the quarter, the Company began the documentation, identification, testing, and remediation of the DeWind internal control structure that was previously excluded from the scope of fiscal 2006 testing.

In January, 2007, the Company hired a Chief Financial Officer who will be tasked with further section 404 compliance responsibility and provide additional oversight to financial transactions.

During the quarter ending December 31, 2006, the Company's management has identified the steps necessary to address the material weaknesses existing in 2006 described above, as follows:

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

All of these steps are in process and plans are in place to hire additional staff to help remediate the control weaknesses identified as of September 30, 2006 and for those weaknesses identified in the DeWind accounting and financial control structure.

Therre were no changes in our internal control over financial reporting during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than the remediation measures which are described above.

Singer Lewak Greenbaum & Goldstein LLP, our independent registered public accounting firm, has audited management's assessment of the effectiveness of the Company's internal control over financial reporting as of September 30, 2005 and 2006 as stated in their report which appears in this Annual Report on Form 10-K.

PART II - OTHER INFORMATION
ITEM 1 - LEGAL PROCEEDINGS

There have been no material changes to the Legal Proceedings described in Form 10-K filed December 26, 2006. See also footnote 11 to the financial statements in this document.

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

The following risk factors have changed or have been updated for recent information as compared to the Risk Factors listed in Form 10-K filed December 26, 2006. The following should be read in conjunction with the risk factors listed in Form 10-K filed December 26, 2006.

WE EXPECT FUTURE LOSSES AND OUR FUTURE PROFITABILITY IS UNCERTAIN.
Prior to acquiring Transmission Technology Corporation, or TTC, in November 2001, we were a shell corporation having no operating history, revenues from operations, or assets since December 31, 1989. We have recorded approximately $5.6 million in ACCC product sales since inception and we have $17.8 million in Turbine and related services revenues since the acquisition of DeWind on July 3, 2006. Historically, we have incurred substantial losses and we may experience significant quarterly and annual losses for the foreseeable future. We may never become profitable. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. We expect the need to significantly increase our general administrative and product prototype and equipment prototype production expenses, as necessary. As a result, we will need to generate significant revenues and earnings to achieve and maintain profitability.

OUR INDEPENDENT AUDITORS HAVE ISSUED A QUALIFIED REPORT AS OF AND FOR THE YEAR ENDED SEPTEMBER 30, 2006 WITH RESPECT TO OUR ABILITY TO CONTINUE AS A GOING CONCERN, AND WE MAY NEVER ACHIEVE PROFITABILITY.
Since inception, our accountants have issued a report relating to our audited financial statements which contains a qualification with respect to our ability to continue as a going concern because, among other things, our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future or to obtain the necessary financing to meet our obligations and repay our liabilities from normal business operations when they come due. There is no guarantee that the products will be accepted or provide a marketable advantage, and therefore, no guarantee that the commercialization will ever be profitable. For the three months ended December 31, 2006 we had a net loss of $6,949,324 and negative cash flows from operations of $4,635,971. For the year ended September 30, 2006, we had a net loss of $28,523,192 and negative cash flows from operations of $6,263,703. For the fiscal year ended September 30, 2005, we had a net loss of $40,163,407 and negative cash flows from operations of $2,439,151. For the fiscal year ended September 30, 2004, we had net losses of $14,687,875 and negative cash flows from operations of $18,735,430. As of December 31, 2006, our accumulated deficit was $101,990,887.

WE ARE CONTROLLED BY A SMALL NUMBER OF SHAREHOLDERS, WHOSE INTERESTS MAY DIFFER FROM OTHER SHAREHOLDERS.
As of January 31, 2007, Benton H Wilcoxon, our Chairman of the Board and Chief Executive Officer, and Michael Porter, CTC President and former majority shareholder of EU Energy in the aggregate beneficially own or control approximately 21% of the outstanding common stock. As a result, these persons have controlling influence in determining the outcome of any corporate matters submitted to our shareholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors and other significant corporate actions. They also have the power to prevent or cause a change in control. The interests of these shareholders may differ from the interests of the other shareholders, and may limit the ability of other shareholders to affect our management and affairs.

Risks Related To Our Securities

THE PRICE OF OUR COMMON STOCK IS VOLATILE. VOLATILITY MAY INCREASE IN THE FUTURE, WHICH COULD AFFECT OUR ABILITY TO RAISE CAPITAL IN THE FUTURE OR MAKE IT DIFFICULT FOR INVESTORS TO SELL THEIR SHARES.
The market price of our common stock may be subject to significant fluctuations in response to our operating results, announcements of new products or market expansions by us or our competitors, changes in general conditions in the economy, the financial markets, the electrical power transmission and distribution industry, or other developments and activities affecting us, our customers, or our competitors, some of which may be unrelated to our performance. The sale or attempted sale of a large amount of common stock into the market may also have a significant impact on the trading price of our common stock. During the last 12 months, the closing bid prices for our common stock have fluctuated from a high of $1.61 to a low of $0.72. Fluctuations in the trading price or liquidity of our common stock may adversely affect our ability to raise capital through future equity financings.

AS OF FEBRUARY 1, 2007 4,544,598 COMMON SHARES ARE ISSUABLE UPON EXERCISE OF ALL OUTSTANDING OPTIONS, WARRANTS AND CONVERSION OF CONVERTIBLE NOTES FOR LESS THAN THE MARKET PRICE OF $0.97 PER SHARE. CASH PROCEEDS RESULTING FROM THE FULL EXERCISE AND CONVERSION OF THESE SECURITIES WOULD BE APPROXIMATELY $1,877,851. THE EXERCISE OR CONVERSION OF THESE SECURITIES COULD RESULT IN THE SUBSTANTIAL DILUTION OF THE COMPANY IN TERMS OF A PARTICULAR PERCENTAGE OWNERSHIP IN THE COMPANY AS WELL AS THE BOOK VALUE OF THE COMMON SHARES. THE SALE OF A LARGE AMOUNT OF COMMON SHARES RECEIVED UPON EXERCISE OF THESE OPTIONS OR WARRANTS ON THE PUBLIC MARKET TO FINANCE THE EXERCISE PRICE OR TO PAY ASSOCIATED INCOME TAXES, OR THE PERCEPTION THAT SUCH SALES COULD OCCUR, COULD SUBSTANTIALLY DEPRESS THE PREVAILING MARKET PRICES FOR OUR SHARES. FULL CONVERSION OF SUCH SHARES WOULD INCREASE THE OUTSTANDING COMMON SHARES BY 2.5% TO APPROXIMATELY 183,407,000 SHARES.
The exercise price or conversion price of outstanding options, warrants and convertible notes may be less than the current market price for our common shares. In the event of the exercise of these securities, a shareholder could suffer substantial dilution of his, her or its investment in terms of the percentage ownership in us as well as the book value of the common shares held. At the February 1, 2007 market price of $0.97 per share, 4,544,595 shares would be exercisable or convertible for less than the market prices. Full exercise and conversion of these below market shares would result in us receiving cash proceeds of $1,877,851 and would increase the outstanding common shares by 2.5% to approximately 183,407,000 shares.

ITEM 2--UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 - DEFAULTS ON SENIOR SECURITIES

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 - OTHER INFORMATION
None

ITEM 6 - EXHIBITS

EXHIBIT INDEX

Number	Description

2.1(1)	Articles of Merger of ElDorado Financial Group, Inc., a Florida corporation, into ElDorado Financial Group, Inc., a Nevada corporation.

2.2(2)	Agreement and Plan of Reorganization By and Among Transmission Technology Corporation, Certain of its Stockholders, and ElDorado Financial Group, Inc. dated November 3, 2001.

2.3(3)	Third Amended Chapter 11 Plan of Reorganization with non-material modifications of Composite Technology Corporation.

2.4(3)	Order confirming Debtor's Third Amended Chapter 11 Plan of Reorganization with Non-material Modifications.

3.1(1)	Articles of Incorporation of the Company.

3.2(4)	Bylaws of Composite Technology Corporation, as modified January 6, 2006

10.1(5)	Agreement by and among Enertrag AG and EU Energy Ltd. dated as of September 27, 2006.

10.2(6)	Agreement by and among EU Energy Inc., GE Infrastructure Technology, LLC and GE Infrastructure Technology International Inc. dated as of October 6, 2006.

10.3(7)	Strategic Alliance Agreement by and between the Registrant and TECO-Westinghouse Motor Company dated as of November 27, 2006.

10.4(9)	Employment agreement by and between the Registrant and Kevin Smith dated as of January 8, 2002.

10.5(10)	Modification of Agreement dated September 27, 2006 by and among Enertrag and the Registrant’s wholly owned subsidiary DeWind Turbines regarding E. Service GmbH dated as of January 19, 2007.

10.6(11)	Distribution Agreement by and between the Registrant’s wholly owned subsidiary CTC Cable Corporation and Far East Composite Technology Company dated as of January 30, 2007

10.7(13)	Factoring Agreement by and between the Registrant and Bradley Rotter dated as of December 31, 2006.

10.8	Securities Purchase Agreement dated as of February 12, 2007 by and among the Registrant and the investors set forth therein (14)

10.9	Form of Senior Convertible Debenture (14)

10.10	Form of Warrant (14)

10.11	Registration Rights Agreement dated as of February 12, 2007 by and among the Registrant and the investors set forth therein (14)

31.1(13)	Rule 13a-14(a) / 15d-14(a)(4) Certification

31.2(13)	Rule 13a-14(a) / 15d-14(a)(4) Certification

32.1(13)	Section 1350 Certification

32.2(13)	Section 1350 Certification

(1) Incorporated herein by reference to Form 10-KSB filed as a Form 10-KT with the U. S. Securities and Exchange Commission on February 14, 2002.

(2) Incorporated herein by reference to Form 8-K filed with the U. S. Securities and Exchange Commission on November 20, 2001.

(3) Incorporated herein by reference to the Form 8-K filed with the U. S. Securities and Exchange Commission on November 25, 2005.

(4) Incorporated herein by reference to Form 8-K filed with the U.S. Securities and Exchange Commission on January 12, 2006.

(5) Incorporated herein by reference to Form 8-K filed with the U.S. Securities and Exchange Commission on September 27, 2006.

(6) Incorporated herein by reference to Form 8-K filed with the U.S. Securities and Exchange Commission on October 6, 2006.

(7) Incorporated herein by reference to Form 8-K filed with the U.S. Securities and Exchange Commission on November 30, 2006.

(8) Incorporated herein by reference to Form 10-K filed with the U.S. Securities and Exchange Commission on December 13, 2005.

(9) Incorporated herein by reference to Form 8-K filed with the U.S. Securities and Exchange Commission on January 12, 2007.

(10) Incorporated herein by reference to Form 8-K filed with the U.S. Securities and Exchange Commission on January 25, 2007.

(11) Incorporated herein by reference to Form 8-K filed with the U.S. Securities and Exchange Commission on February 2, 2007.

(12) Incorporated herein by reference to Form 10-K filed with the U.S. Securities and Exchange Commission on December 26, 2006.

(13) Filed herewith.

(14) Incorporated herein by reference to Form 10-K filed with the U.S. Securities and Exchange Commission on February 13, 2007.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPOSITE TECHNOLOGY CORPORATION (Registrant)

By:	/s/ Benton H Wilcoxon
Benton H Wilcoxon
Chief Executive Officer
February 14, 2007