Form 10-Q
period 2007-03-31
COMPOSITE TECHNOLOGY CORP
filed 2007-05-10
CIK 317477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 0-10999

COMPOSITE TECHNOLOGY CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

NEVADA	59-2025386
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2026 McGaw Avenue, Irvine, CA (Address of Principal Executive Offices)	92614 (Zip Code)

(949) 428-8500
(Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non- accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDING DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES ☒ NO ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of: May 8, 2007

CLASS	NUMBER OF SHARES OUTSTANDING
Common Stock, par value $0.001 per share	179,860,419 shares

COMPOSITE TECHNOLOGY CORPORATION
Form 10-Q for the Quarter ended March 31, 2007
Table of Contents

Page
PART I - FINANCIAL INFORMATION
Item 1 Financial Statements	3
Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3 Quantitative and Qualitative Disclosures About Market Risk	38
Item 4 Controls and Procedures	38

PART II - OTHER INFORMATION
Item 1 Legal Proceedings	41
Item 1A Risk Factors	41
Item 2 Unregistered Sales of Equity Securities and the Use of Proceeds	43
Item 3 Defaults Upon Senior Securities	43
Item 4 Submission of Matters to a Vote of Security Holders	43
Item 5 Other Information	43
Item 6 Exhibits	44
SIGNATURE	46
INDEX TO EXHIBITS	44

ITEM 1

PART 1 - FINANCIAL STATEMENTS
COMPOSITE TECHNOLOGY CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2007	September 30, 2006
	Unaudited
ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$5,823,532	$2,578,347
Accounts Receivable, net	12,675,539	9,473,863
Inventory, net	21,855,287	23,891,867
Prepaid expenses and other current assets	3,333,511	3,433,936

Total current assets	43,687,869	39,378,013

Investment in unconsolidated subsidiary	1,835,750	--
Long Term Trade Receivables	--	2,028,927
Property and Equipment, net	7,243,494	4,714,084
Goodwill and Intangible Assets	49,206,940	49,616,000
Other Assets	949,521	515,800
TOTAL ASSETS	$102,923,574	$96,252,824

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable and Other Accrued Liabilities	$17,652,981	$12,965,468
Deferred Revenues and Customer Advances	16,627,445	17,808,209
Warranty Provision	11,771,834	11,594,876
Convertible Notes and Capital Leases, current	6,133,539	6,309,900

Total Current Liabilities	52,185,799	48,678,453

LONG TERM LIABILITIES
Long Term Portion of Warranty Provision	1,150,266	3,059,328
Long-Term Portion of Deferred Revenues	1,223,664	2,304,492
Convertible Notes	16,522,482	111,038
Total Long-Term Liabilities	18,896,412	5,474,858

Total Liabilities	$71,082,211	$54,153,311

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common Stock, $.001 par value 300,000,000 shares authorized 178,884,848 and 178,635,325 issued and outstanding	178,885	178,635
Additional Paid-in Capital	145,218,040	137,461,330
Subscription Receivable	(378,000)	(378,000)
Accumulated Deficit	(113,148,486)	(95,125,955)
Accumulated Other Comprehensive Income (Loss)	(29,076)	(36,497)
Total Shareholders’ Equity	31,841,363	42,099,513
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$102,923,574	$96,252,824

The accompanying notes are an integral part of these financial statements

COMPOSITE TECHNOLOGY CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)
AND FOR THE SIX MONTHS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)

	Three Months ended March 31, 2007	Three Months ended March 31, 2006	Six Months ended March 31, 2007	Six Months ended March 31, 2006

Revenue:
Product Sales	$8,191,091	$1,030,528	$16,461,238	$1,053,420
Service Revenue	217,342	--	4,979,923	--
Consulting Revenue	--	--	--	550,000
Total Revenue	$8,408,433	$1,030,528	$21,441,161	$1,603,420

Cost of Product Sold	8,324,001	977,112	15,926,133	993,792
Cost of Service Revenue	298,167	--	4,475,025	--
Cost of Consulting Revenue	--	--	--	304,787
Gross margin	$(213,735)	$53,416	$1,040,003	$304,841

OPERATING EXPENSES
Officer compensation	250,002	112,364	497,696	214,494
General and administrative	2,064,915	993,742	5,489,883	1,900,906
Legal, professional, & consulting	381,437	607,407	624,527	1,668,027
Research and development	1,339,951	1,261,587	2,777,022	2,606,457
Sales and Marketing	2,326,963	381,528	4,184,390	764,363
Depreciation & Amortization	653,977	200,408	1,432,173	392,053
Reorganization Expense - Bankruptcy legal fees	--	289,860	--	573,229
Total operating expenses	$7,017,245	$3,846,896	$15,005,690	$8,119,529
LOSS FROM OPERATIONS	$(7,230,980)	$(3,793,480)	$(13,965,687)	$(7,814,688)
OTHER INCOME /(EXPENSE)
Interest expense	(1,598,518)	(479,106)	(2,014,071)	(697,772)
Interest income	27,242	1,466	60,410	15,711
Other income (expense)	1,408	3,528	209,409	7,057
Expense related to modification of warrants	(285,588)	--	(285,588)	(388,962)
Expense related to inducement of convertible debt	--	(2,250,005)	--	(2,250,005)
Litigation settlement expense	(1,902,967)	--	(1,902,967)	--
Loss in Unconsolidated subsidiary	(82,200)	--	(82,200)	--
Reorganization item - adjustment to carrying value - Convertible Debt	--	--	--	(2,622,240)
Total other income/(expense)	$(3,840,623)	$(2,724,117)	$(4,015,124)	$(5,936,211)
Loss before Income Taxes	$(11,071,603)	$(6,517,597)	$(17,980,813)	$(13,750,899)
Income Taxes	$1,600	$1,056	$52,433	$2,656
NET LOSS before Minority Interest	(11,073,203)	(6,518,653)	(18,033,246)	(13,753,555)
Minority Interest in Consolidated Entity	--	--	10,720	--
NET LOSS	(11,073,203)	(6,518,653)	(18,022,527)	(13,753,555)
OTHER COMPREHENSIVE LOSS
Foreign Currency Translation Adjustment net of tax of $0 , $0, $0, and $0	(69,235)	--	7,421	--
COMPREHENSIVE LOSS	(11,142,438)	(6,518,653)	(18,015,106)	(13,753,555)
BASIC AND DILUTED LOSS PER SHARE	$(0.06)	(0.05)	(0.10)	(0.11)
TOTAL BASIC AND DILUTED LOSS PER SHARE AVAILABLE TO COMMON SHAREHOLDERS	$(0.06)	(0.05)	(0.10)	(0.11)
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING	178,880,937	133,487,380	178,824,838	128,950,131

The accompanying notes are an integral part of these financial statements.

COMPOSITE TECHNOLOGY CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED MARCH 31, 2007 AND 2006

	For the Six Months ending Mar. 31, 2007	For the Six Months ending Mar. 31, 2006
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(18,022,527)	$(13,753,555)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation & Amortization	1,432,173	392,053
Amortization of prepaid expenses paid in stock	258,738	--
Interest related to detachable warrants and fixed conversion features	1,380,744	294,331
Inventory reserve expense	--	725,616
Expense related to fair value of vested options	723,601	408,031
Issuance of common stock for services	248,500	629,330
Issuance of common stock for inducement of debt conversion	--	2,250,005
Issuance of warrants for services	--	180,416
Compensation expense related to modification of stock warrants	478,984	388,691
Reorganization item - adjustment to carrying value of convertible debt	--	2,622,240
Loss in unconsolidated subsidiary	82,200
Other	--	(27,015)
(Increase) Decrease in Assets:
Accounts Receivable	(3,555,541)	(88,635)
Inventory	(1,276,505)	(2,249,763)
Prepaid expenses	(195,042)	271,845
Capitalized construction costs	--	304,787
Other assets	163,734	(69,169)
Increase (Decrease) in Liabilities
Accounts Payable and Accrued expenses	6,788,148	(1,453,479)
Accrued Warranty Liability	119,527	--
Deferred revenue	(2,089,875)	(507,365)
Net cash used in operating activities	$(13,463,141)	$(9,681,636)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of property and equipment	(4,129,602)	(263,226)
Cash investment in unconsolidated subsidiary	(401,921)	--
Net cash provided by (used in) investing activities	$(4,531,523)	$(263,226)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible debentures	21,455,500	9,300,000
Proceeds from exercise of warrants	--	506,908
Proceeds from Factoring Arrangements	1,800,000	--
Proceeds from Notes Payable	500,000	200,000
Proceeds from exercise of options	5,500	--
Payments on capital lease assets	(221,151)	(197,805)
Repayments of Notes Payable and Factoring Arrangements	(2,300,000)	--
Net cash provided by financing activities	$21,239,849	$9,809,103
Net increase/(decrease) in cash and cash equivalents	3,245,185	(135,759)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,578,347	807,115
CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,823,532	$671,356

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR BANKRUPTCY ITEMS	$316,592	$184,575
INTEREST PAID	$166,928	$346,592
INCOME TAX PAID	$1,600	$2,656

The accompanying notes are an integral part of these financial statements.

Supplemental Schedule for Non Cash Financing Activities
During the first six months of fiscal 2007, the Company issued:
50,000 shares of common stock for the settlement of accounts payable related to marketing consulting services valued at $55,000;
177,523 shares of common stock for settlement of accounts payable related to product development services valued at $193,500;
220,000 warrants valued at the fair value at the issuance date as described in note 8 of $164,208 were issued to a note holder in lieu of interest and recorded as interest expense during the quarter at the fair value of the warrants issued;
10,973,585 warrants valued at $0.4711 per warrant and incorporated into the beneficial conversion feature of $4,681,714 as described in Note 4.
1,316,827 warrants valued at the fair value of $610,613 at the issuance date as described in Note 8 were issued as fees related to the February, 2007 Senior Convertible Note transaction.
1,800,000 warrants valued at the fair value of $843,840 at the issuance date as described in Note 8 were issued in conjunction with the factored receivable arrangement.
629,128 warrants valued at the fair value of $194,573 at the issuance date as described in Note 8 were issued pursuant to anti-dilution protection provisions of our 2005 DIP financing.
152,341 warrants value at the fair value of $61,868 at the issuance date as described in Note 8 were issued pursuant to anti-dilution protection provisions of our 2006 Bridge Notes financing.

The Company had the following balances consolidated with the September 30, 2006 balance sheet figures that related to the assets and liabilities of the Service business that was subsequently contributed into the Variable Interest Entity as discussed in Note 9. The cash balance at September 30, 2006 is included in the statement of cash flows as a cash investment in unconsolidated subsidiary for the six months ending March 31, 2007:
Balance
Cash	$103,217
Accounts Receivable	1,468,416
Inventory	3,027,839
Property & Equipment	856,748
Total Assets	$5,456,220
Accounts Payable and Accrued Expenses	$(3,889,567)
Net Assets	$$1,566,653

COMPOSITE TECHNOLOGY CORPORATION
AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Company
     Composite Technology Corporation (“we”, “our”, “us,” “CTC” or the “Company”) originally incorporated in Florida and reincorporated in Nevada, is an Irvine, California based company focusing on manufacturing and marketing products that provide efficient and environmentally friendly transmission and generation of electricity. CTC operates in two segments: CTC Cable “Cable” and DeWind, “Wind”. The Cable Segment sells advanced composite core conductor ("ACCC") cables for electric transmission and distribution lines both as replacement for less efficient older technology steel cored cables and for new high capacity transmission lines. Our cable has a higher weight to electrical conductivity ratio than current industry standard transmission cables and we believe that it is a more efficient electrical conductor than current industry standards. We market our cable through distributor relationships in the US, China, and elsewhere in the world along with direct sales to public, private, and governmentally owned utilities and transmission line operators. In July, 2006 we acquired EU Energy, Ltd. and which has been operated as DeWind since the acquisition. The Wind segment sells wind powered electric generators under the brand name DeWind at 1.25 and 2.0 megawatts of rated power output per turbine unit. We market our wind turbines directly to wind farm operators in Europe, North America, and worldwide.

On May 5, 2005, Composite Technology Corporation filed a voluntary reorganization plan and disclosure statement under the provisions of Title 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the Central District of California under case number SA 05-13107 JR. Our bankruptcy plan was confirmed on October 31, 2005. We exited Title 11 Bankruptcy on November 18, 2005 and received a formal decree which released us from Bankruptcy Court oversight on August 2, 2006.

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

The Company determined that the arrangement was within the scope of FIN 46R as a Variable Interest Entity. During fiscal quarter beginning October 1, 2006, the Company accounted for the arrangement as a Variable Interest Entity (VIE) under the provisions of FIN 46R. This required the Company to consolidate the balances and operations of E Service with the balances and operations of the remainder of the Company. Beginning October 1, 2006.

As further discussed in Note 9, on January 19, 2007 we agreed to amend our agreement between Enertrag AG that formed our E Services venture. This resulted in a decrease in our share of E Services share capital to 24.9%. Upon review of the new arrangement, the Company determined that E Services no longer met the reporting requirements for Variable Interest Entities under FIN 46R. As a result, effective with the fiscal quarter ending March, 31, 2007, Company will record its interest in E Service as an investment using the equity reporting method rather than consolidate the assets, liabilities, and operations of E Service with those of the Company.

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

Except as noted in this document, the methodology and assumptions used for the estimates pertaining to the activity during the quarter ended and six months ended March 31, 2007 is consistent with the estimates included in our Form 10-K filed on December 26, 2006.

Recent Pronouncements

Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159) In February 2007, the FASB issued Statement No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159.permits entities to choose to measure certain financial instruments and certain other items at fair value for those financial assets and liabilities not currently required to be measured at fair value. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact of adopting SFAS 159 on our consolidated financial statements.

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

EITF Issue No. 06-7 Issuer’s Accounting for a Previously Bifurcated Conversion Option in a Convertible Debt Instrument When the Convesion Option No Longer Meets the Bifurcation Criteria in FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”
In November, 2006 the Emerging Issues Task Force (EITF) approved EITF Issue No. 06-7. EITF 06-7 provides clarification and guidance for bifurcated conversion options in convertible debt instruments where the bifurcation criteria of SFAS 133 are no longer met. EITF 06-7 is effective for changes to such criteria after November 29, 2006. We will use the guidance provided in EITF 06-7 on a prospective basis. The adoption of EITF 06-7 had no impact to our financial statements for the period ending March 31, 2007.

In December 2006, the FASB issued FASB Staff Position EITF 00-19-2, Accounting for Registration Payment Arrangements (“FSP 00-19-2”). FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies . For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, this guidance is effective for financial statements issued for fiscal years beginning after December 15, 2006. We have elected to reflect early adoption of FSP 00-19-2 in our 2007 financial statements, and the adoption did not have an effect on our financial statements.

NOTE 2 BANKRUPTCY

We emerged from Chapter 11 bankruptcy on November 18, 2005. We received a formal decree that we were no longer subject to Bankruptcy Court supervision on August 2, 2006.

As discussed in Note 1, for financial reporting purposes, the consolidated financial statements have been prepared on a going concern basis.

The associated costs and related issuance of securities in settlement of the bankruptcy are more fully discussed in the SEC Form 10-K for the fiscal year ending September 30, 2006.

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

During the year ended September 30, 2006, the Company incurred a net loss of $(28,523,192) and negative cash flows from operations of $(6,263,703). In addition, the Company had an accumulated deficit of $(95,125,955) at September 30, 2006. For the six month period March 31, 2007, the Company incurred a net loss of $(18,022,527) and had an accumulated deficit of $(113,148,486). The Company's ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time.
Commercial orders - cable: In January, 2007 we announced a minimum stocking order from Jiang-su Far East in China for 600 kilometers of cable valued between $7 million and $12 million per calendar quarter for twelve months at the minimum order levels. At the minimum order quantities anticipated from China under the stocking order, we anticipate that our sales under this contract alone at the minimum order levels will generate positive cash flows. We further expect that our ACCC products will continue to gain acceptance in the marketplace resulting in additional sales orders and positive cash flows from operations. Through May 9, 2007 we have firm orders representing revenues of approximately $11.5 million which are expected to be recognized within the next two fiscal quarters.

Commercial orders - wind turbines: Through May 9, 2007, we have received firm orders totaling 13.4 million Euros ($17.4 million US) for expected delivery of wind turbines in late fiscal 2007 or fiscal 2008 and an additional $40 million order from XRG projected to be delivered in fiscal 2008. The XRG contract called for a payment of $5.9 million as a deposit in April, 2007. To date, XRG has not made this initial payment and we continue to work with XRG management to secure this payment. Under the terms of the contract, upon notice by the Company of a payment default, XRG has 30 days to make the payment before the contract is in default. To date, the Company has not issued this notice. Due to the capital required to produce our wind turbines related to required advance payments on turbine parts, we have attempted to provide for cash advances from our customers in our turbine supply agreements upon reaching certain milestones prior to delivery of the turbines to the customer. We may, however, require additional investment capital or use cash provided by our other business segments to source our turbine parts and produce the turbines.

In August, 2007 the remaining balance of our August, 2004 Debentures will mature. The current balance remaining at May 9, 2007 is $5,013,200. As a result of this maturity, we may be required to refinance the debt or use existing cash balances in the event that future conversions of this debt are not made. The current conversion price of the remaining debt is $1.47 per share.

Due to the increased demand for working capital in our turbine division, we believe our cash position as of March 31, 2007 of $5.8 million and expected cash flows from revenue orders may not be sufficient to fund operations for the next four calendar quarters. To the extent required the Company may issue stock, debt or other financial instruments for cash or for payment of services until our cash flows from the sales of our primary products is sufficient to provide cash from operations or if we believe such a financing event would be a sound business strategy.

NOTE 4 - BALANCE SHEET DETAILS

Accounts Receivable

Accounts Receivable consisted of the following at March 31, 2007:

Turbine products and service receivables	$10,854,694
Cable products receivables	4,320,846
Reserves	(2,500,000)
Net Receivables	$12,675,539

Inventories

Inventories consisted of the following at March 31, 2007:

Raw Materials and Turbine Parts	$13,442,018
Work-in-Progress	5,031,565
ACCC Finished Core, Cable, & Related Hardware	3,638,336
Gross Inventory	22,111,919
Reserves	(256,632)
Net Inventory	$21,855,287

Deferred Revenues and Customer Deposits

Deferred Revenues and Customer Deposits represent balances billed or cash advanced to the Company in advance of completion of the revenue cycle.

The following table sets forth an analysis of deferred revenues and customer deposits as of March 31, 2007:

Customer advances on turbines and turbine parts sales	$11,678,105
Deferred revenues - Other Turbine related	3,659,088
Deferred revenues - Cable Sales	2,513,916
Total, Deferred revenues & customer advances at March 31, 2007	$17,851,109
Balance included in current liabilities	(16,627,445)
Long Term Deferred Revenues at March 31, 2007	$1,223,664

Warranty Reserve

Warranties relate to the product warranty, retrofit accruals, and availability guarantees for our wind turbines. We accrue for our product warranty costs at the time of shipment. These product warranty costs are estimated based upon our historical experience and specific identification of product requirements.

The following table sets forth an analysis of warranty reserve activity

Balance at September 30, 2006	$14,654,204
Additional reserves recorded to expense	2,584,952
Reserves utilized	(4,317,056)
Balance at March 31, 2007	$12,922,100
Less Amount classified as current liabilities	(11,771,834)
Long Term Warranty Liability at March 31, 2007	$1,150,266

Convertible Debt, Notes Payable, and Capital Leases

The following table sets forth an analysis of the company’s debt structure as of March 31, 2007:

Convertible Debentures due August, 2007 net of discount	$5,990,189
Senior Convertible Debentures due January, 2010 net discount	16,489,295
Capital Leases	176,537
Total Debt	22,656,021
Balance included in current liabilities	(6,133,539)
Long Term Debt at March 31, 2007	$16,522,482

In November, 2006 we converted a $500,000 cash advance received on a cable order to a short term note payable due December 31, 2006. The note had no cash interest component. We issued 220,000 warrants in lieu of interest and recorded the fair value of the warrants to interest expense as described in Note 8. The note was repaid during the quarter ended March 31, 2007.

In November, 2006 we entered into a receivable and cable order factoring relationship where we sold the rights to certain future payments on qualified cable related accounts receivable and orders sold under letters of credit (the “Factored Receivables Note”). We received $1,800,000 under this relationship during the quarter ending December 31, 2006. We repaid the balance during the quarter ending March 31, 2007. The agreement called for the issuance of 1,800,000 warrants if it was not repaid by February 1, 2007. In March, 2007 we issued 1,800,000 warrants at $1.06 per warrant effective to February 1, 2007. We calculated the fair value of these warrants at $0.4688 per warrant or $843,840 using the Black Scholes option pricing model with a market price of $0.97, a dividend yield of 0%, a risk free rate of 4.7% and a volatility of 91.4%. We recorded this value as debt discount which was fully amortized to interest expense during the six months ended March 31, 2007.

In February, 2007 we sold $22,825,000 of Senior Convertible Notes to a group of private investors. The notes are convertible into common stock of the Company at a price of $1.04 per share which was greater than the market price of $0.87 on the day of the close of the transaction. The notes bear interest at the rate of 8% per year. The following discount was recorded:

Cash financing fee of 6% of face value of Senior Convertible Notes	$1,369,500
Warrants issued for financing fees	610,613
Cash legal fees relating to financing	46,574
Detachable warrants and beneficial conversion features of Senior Notes	4,681,714
Total discount recorded	$6,708,401

As part of the February, 2007 Senior Convertible Note transaction, holders of the senior notes were given a total of 10,973,585 detachable warrants. The warrants have a life of three years and entitle the holder to purchase shares of the Company’s common stock at a price of $1.13 per share. We calculated the fair value of these warrants using the Black-Scholes option pricing model at $0.4711 per warrant using a market price of $0.87, a dividend yield of 0%, a risk free rate of 4.85% and a volatility of 90%. We incorporated the fair value of the warrants with the beneficial conversion features of the convertible notes based on the relative fair values of the warrants and conversion features and determined that a discount of $4,681,714 should be recorded to the Senior Convertible Notes.

As part of the financing fee related to the February, 2007 Senior Convertible Notes, we issued 1,316,827 warrants with a three year life and which entitle the holder to purchase a share of the Company’s common stock at a price of $1.04 per share. We calculated the fair value of these warrants using the Black-Scholes option pricing model at $0.4637 per warrant or $610,613 using a market price of $0.84, a dividend yield of 0%, a risk free rate of 4.85% and a volatility of 90%.

The note discount recorded will be amortized to interest expense over the expected life of the Notes, currently three years. During the three and six months ended March 31, 2007 the company recognized $372,696 in amortization expense against the discount.

As a result of the anti-dilutive price reset related to our August, 2004 Debenture warrants we recorded $49,951 in additional discount to the Debentures as described in Note 7. We will amortize this discount to interest expense over the remaining life of the Debentures which are due August, 2007.

5. GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS

All of our goodwill and intangibles is related to our DeWind segment. Information regarding our goodwill is as follows:

Dewind Segment
Balance as of September 30, 2006	$25,469,000
Adjustment to DeWind pre-acquisition inventory	242,940
Balance as of March 31, 2007	$25,711,940

We recorded an adjustment of $242,940 to goodwill to reflect a decrease in the recoverable value of the turbine inventory acquired during the EU acquisition dated July 3, 2006. As of September 30, 2006 we had made estimates of the liquidation value of the remaining turbine inventory and during the 6 months ending March 31, 2007, certain turbines required additional costs to refurbish and we revalued the estimated recovery value of the remaining turbines. As of April 30, 2007, we have one turbine nacelle remaining in inventory that is not identified as sold. All remaining turbines are expected to be shipped by the end of our fiscal year ending September 30, 2007. We will continue to revalue the turbines acquired under SFAS 141 through our one year anniversary of the EU acquisition and to the extent that the values of these assets change, we intend to adjust goodwill accordingly through the quarter ending June 30, 2007.

There were no additions to our acquisition-related intangible assets during the 6 month period ending March 31, 2007. Information regarding our other acquisition-related intangible assets is as follows:

	Gross Carrying Amount	Accumulated Amortization			Net Carrying Amount
	December 31,	Sept 30,		March 31,	March 31,
	2006	2006	Amortized	2007	2007
Supply Agreements	$12,347,000	$--	$--	$--	$12,347,000
Tech Transfer Agreements	3,131,000	--	--	--	3,131,000
Tradename	7,553,000	(94,400)	(188,800)	(283,200)	7,269,800
Service Contracts	1,442,000	(231,600)	(463,200)	(694,800)	747,200
	$24,473,000	$(326,000)	$(652,000)	$(978,000)	$23,495,000

Amortization expense of other acquisition-related intangible assets was $652,000 and $0 for the six months ended March 31, 2007 and 2006, respectively. Our acquisition-related intangible assets are amortized on a per turbine unit shipped basis for the Supply and Technology Transfer Agreements, over the life of the underlying service contracts expiring through 2009, and on a 20 year straight line basis for the tradename.

Estimated amortization expense for other acquisition-related intangible assets on our March 31, 2007 balance sheet for the fiscal years ending September 30, is as follows:

Remainder of 2007	$1,533,000
2008	3,872,000
2009	4,379,000
2010	4,546,000
2011	3,595,000
Thereafter	5,570,000
$23,495,000

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

CTC conducts its operations in the following two business segments: CTC Cable Division and DeWind Turbine Division. The segments have been organized on the basis of products. All of each segment’s product revenues relate to external customers. See also the analysis in Item 2 Management Discussion and Analysis.

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

DeWind Turbine Division
The Wind division operates under the brand name DeWind. Located in Lubeck Germany with sales operations in Dallas, TX, the DeWind Division produces, services, and sells DeWind turbines in the 1.25 and 2.0 Megawatt range. Prior to the acquisition of EU Energy on July 3, 2006, the DeWind Division had been inactive with no fiscal 2005 operating activity. For the quarter ending December 31, 2006, the DeWind segment consolidated the operations of the E Services VIE. For the quarter ending March 31, 2007 DeWind did not consolidate the operations of the E Services VIE as described in Note 9. Revenues and Operating Income for the E Services VIE for the quarter ending December 31, 2006 were $3,890,000 and $51,000 respectively.

During the quarter ended March 31, 2007, the geographical allocation of revenues was:

	CTC Cable	DeWind	Consolidated
Europe	0%	3.8%	2.6%
China	40.7%	96.2%	78.3%
North America	59.3%	0%	19.1%

During the quarter, one CTC Cable customer in North America represented 16.5% and one customer in China represented 13.1% of consolidated revenues. Also during the quarter, two DeWind customers in China represented 45.1% and 20.1% of consolidated revenues respectively. No other customer represented greater than 5% of consolidated revenues.

The following table presents revenues, interdivision revenues and operating income (loss) for our segments:
	Three Months Ending March 31		Six Months Ending March 31
	2007	2006	2007	2006
Cable Segment
Revenues	$2,703,094	$1,030,528	$4,347,002	$1,603,420
Interdivision Revenues	--	--	--	--
Operating Loss	(2,527,123)	(3,793,480)	$(5,655,102)	$(7,814,688)

DeWind Segment
Revenues	$5,705,339	$--	$17,094,159	$--
Interdivision Revenues	--	--	--	--
Operating Loss	(4,703,857)	--	(8,310,586)	--

Total
Revenues	$8,408,433	$1,030,528	$21,441,161	$1,603,420
Interdivision Revenues	--	--	--	--
Operating Income Loss	(7,230,980)	(3,793,480)	(13,965,688)	(7,814,688)

The following table presents supplemental information for fiscal year 2006 revenues, Net Income, and Earnings per Share on a pro forma basis, assuming that the acquisition of DeWind had occurred at the beginning of the fiscal year ending September 30, 2006:

	Three months ending March 31	Six months ending March 31
	2006	2006
Revenues	$18,134,000	$23,126,000
Net Loss	4,677,000	17,335,000
Net Loss per Share	$(0.03)	$(0.10)

NOTE 7.  EQUITY BASED COMPENSATION

The Company issues equity based compensation in the form of stock options to its employees and consultants and historically via share grants. The company uses the guidelines of SFAS 123R which requires fair value calculation of the grant and and recognition of the cost of employee services received in exchange for the award over the period the employee is required to perform the services.

The values of the derivative financial instruments are estimated using the Black-Scholes-Merton (Black-Scholes) option pricing model. Key assumptions used during the three months ended March 31, 2007 and 2006 to value options and warrants granted are as follows:
	Three Months Ended March 31,
	2007	2006
Risk Free Rate of Return	4.7-4.85%	3.33-4.73%
Volatility	83%-98%	107%
Dividend yield	0%	0%

Our computation of expected volatility for the quarter ended March 31, 2007 is based on historical and expected volatility over the expected life of the options granted. Our computation of expected life is based on historical exercise patterns. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

On March 29, 2005, the Securities and Exchange Commission published Staff Accounting Bulletin No. 107 (SAB 107), which provides the Staff’s views on a variety of matters relating to stock-based payments. SAB 107 requires stock-based compensation to be classified in the same expense line items as cash compensation. Information about stock-based compensation included in the results of operations for the quarters ending March 31, 2007 and 2006 is as follows:

	Three Months Ended March 31,		Six Months Ended March 31
	2007	2006	2007	2006
Cost of Product Sold	$15,761	$--	$46,795	$--
Officer Compensation	--	36,848	--	73,695
Selling and marketing	149,989	3,158	198,826	6,317
Research and development	56,405	23,553	90,296	38,806
General and administrative	369,027	108,043	387,684	174,963
Totals	$591,182	$171,602	$723,601	$293,781

As of March 31, 2007, there was $7.0 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements related to stock options consisting of $5.2 million related to employee grants and $1.8 million related to consultant and director grants. The costs are expected to be recognized over a weighted-average period of 2.4 years.

Our stock options vest on an annual or a quarterly basis. For the remainder of fiscal 2007, we expect stock based compensation expense related to employee stock options of approximately $1,270,000 before income taxes and compensation expense related to consultants and directors of approximately $500,000 before income taxes. Such amounts may change as a result of additional grants, forfeitures, modifications in assumptions and other factors.

The following table summarizes the Stock Plan stock option activity as of March 31, 2007.

	Number of Options	Average Exercise Price
Outstanding, September 30, 2006	15,965,336	$0.82
Granted	1,850,000	$1.00
Exercised	22,000	$0.25
Cancelled	2,264,000	$1.07
OUTSTANDING, March 31, 2007	15,529,336	$0.82

EXERCISABLE, March 31, 2007	6,034,778	$0.52

The weighted-average remaining contractual life of the options outstanding at March 31, 2007 was 4.5 years. The exercise prices of the options outstanding at March 31, 2007 ranged from $0.25 to $1.16, and information relating to these options is as follows:

Range of Exercise Prices	Stock Options Outstanding	Stock Options Exercisable	Weighted Average Remaining Contractual Life in years	Weighted Average Exercise Price of Options Outstanding	Weighted Average Exercise Price of Options Exercisable
$0.25-0.49	2,698,432	2,670,432	4.51	$0.30	$0.30
$0.50-$0.99	2,775,000	2,336,666	4.51	$0.59	$0.55
$1.00-$1.49	10,055,904	1,027,680	4.50	$1.02	$1.02
Total	15,529,336	6,034,778

NOTE 8 EQUITY

COMMON STOCK

During the three months ended March 31, 2007, one employee exercised 22,000 options for gross proceeds of $5,500.

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

The following table summarizes the Warrant activity for the six months ending March 31, 2007:
	Number of Warrants	Weighted-Average Exercise Price

Outstanding, September 30, 2006	11,488,393	$1.58
Granted	15,091,882	$1.04
Exercised	--	$--
Cancelled	--	$--
OUTSTANDING, March 31, 2007	26,580,275	$1.28

EXERCISABLE, March 31, 2007	26,580,275	$1.28

During the six months ended March 31, 2007 we issued the following warrants exercisable to purchase an equal number of shares of common stock of the Company:

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

In February, 2007, in conjunction with the issuance of our $22,825,000 convertible debt offering, we issued 10,973,585 warrants to purchase an equal number of shares of common stock at an exercise price of $1.13 per warrant. The fair value of the warrants of $0.4711 per warrant was incorporated into the beneficial conversion feature as debt discount against the convertible debentures as described in Note 4. We also issued 1,316,827 warrants with an exercise price of $1.04 per warrant to Capstone Investments as part of their placement fee which were valued at $0.4637 per warrant for $610,613. The fair value of both sets of warrants was incorporated into the debt discount to our convertible debentures as described in Note 4 and which will be amortized to interest expense over the life of the convertible debt. We valued the warrants using the Black Scholes option pricing model with a volatility of 90.5%, a risk free rate of 4.85%, a life of 3 years, a 0% dividend rate and a market price of $0.87 per share.

In connection with the February, 2007 Convertible Note financing, the Company entered into a registration rights agreement with the purchasers of its convertible notes and warrants, which provides among other things, for cash penalties in the event that the Company were unable to initially register, or maintain the effective registration of the securities. The Company initially evaluated the penalty provisions in light of EITF 00-19, Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In a Company’s Own Stock, and determined that the maximum penalty does not exceed the difference between the fair value of a registered share of Composite Technology Corporation common stock and unregistered share of Composite Technology Corporation common stock on the date of the transaction. The Company then evaluated the provisions of FASB Staff Position No. EITF 00-19-2, Accounting for Registration Payment Arrangements , which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies , pursuant to which a contingent obligation must be accrued only if it is more likely than not to occur. In management’s estimation, the contingent payments related to the registration payment arrangement are not likely to occur, and thus no amount need be accrued. The Company has elected to reflect early adoption of FSP 00-19-2 in its 2006 financial statements, and the adoption did not have an effect on its financial statements.

In conjunction with the issuance of our February, 2007 convertible debt, we triggered anti-dilution provisions in certain of our existing warrant series. For additional warrants issued and for warrants with price re-sets, we calculated the difference in their fair value immediately prior to reset and immediately after the price reset using the Black Scholes option pricing model and the following assumptions:

Volatility 82.9% - 91.4%
Risk free rate 4.6%-4.85%
Life - remaining life of warrant series ranging between 1.5 and 2.8 years
Dividend rate of 0%
Market price of the previous trading day close prior to the change event

The following warrant modifications were triggered by the February, 2007 convertible debt issuance:

The August 2004 Debenture warrants and the Debenture Amendment warrants previously exercisable for $1.55 had their price reset to $1.47 per warrant. The difference in fair value of $49,591 for these warrants was recorded as additional debt discount and will be amortized to interest expense through August, 2007, the due date of the convertible debentures.

We issued additional October, 2005 Debtor in Possession Series 1 and 2 warrants. A total of 310,946 Series 1 and 318,182 of Series 2 were issued at $1.22 and $1.32 exercise prices respectively and 677,419 of the October, 2005 DIP Series 2 warrants were repriced from $1.33 to $1.32 per warrant. We recorded $195,769 to other expense during the quarter and six months ended March 31, 2007 representing the fair value of the warrants issued at $0.3187 per warrant and $0.3001 per warrant for the Series 1 and 2 warrants issued respectively and $0.0018 per warrant for the re-pricing of the 677,419 Series 2 warrants.

We issued additional 2006 Series A2 warrants and reset the price of previously existing Series A1 and Series A2 warrants. We recorded $89,819 to other expense during the quarter and six months ended March 31, 2007 representing the fair value of the following: 283,929 warrants had their exercise price reset from $1.55 per warrant to $1.04 per warrant at a fair value difference of $0.0882 per warrant; 681,523 warrants had their price reset from $1.06 to $1.04 per warrant at a fair value difference of $0.0043 per warrant; and 152,341 additional warrants were issued at $1.04 per warrant at a fair value of $0.4061 per warrant.

In March, 2007 we issued 1,800,000 warrants at $1.06 per warrant pursuant to a receivable factoring arrangement. We calculated the fair value of these warrants at $0.4688 per warrant or $843,840 using the Black Scholes option pricing model with a market price of $0.97, a dividend yield of 0%, a risk free rate of 4.7% and a volatility of 91.4%. We recorded this value as debt discount which was fully amortized to interest expense during the six months ended March 31, 2007 since the debt was repaid in March, 2007.

In March, 2007, we agreed to modify the 600,000 warrants issued in May, 2006 to Media Relations Services. In exchange for extending their services contract by one year to March 31, 2009 we extended the life of all 600,000 warrants issued by one year to December 31, 2009 and we reduced the exercise prices of the 200,000 $2.00 warrants to $1.25 per warrant; the 200,000 $2.50 warrants to $1.50 per warrant, and the 200,000 $3.00 warrants to $1.75 per warrant. We calculated a fair value difference of $0.2317, $0.2420, and $0.2453 for the $1.25, $1.50, and $1.75 warrants respectively. The difference in fair value for the 600,000 warrants in total was $143,805 and was recorded as additional prepaid expense which will be combined with the remaining unamortized and previously recorded prepaid warrant and stock expense balance and the revised total will be amortized ratably over the remaining revised contract life through December 31, 2009. The fair values were calculated using the Black Scholes option pricing model with a market price of $0.97 per share, a volatility of 90%, a risk free rate of 4.85%, and a dividend yield of 0%.

The following table summarizes the warrants issued, outstanding, and exercisable as of March 31, 2007:

Warrant Series	Grant Date	Strike Price		Expiration Date	Warrants remaining	Proceeds if Exercised	Call feature
“December 2003”	Dec., 2003	$2.04		December, 2008	120,000	$244,800	(6)
August, 2004 Debenture warrants	Aug, 2004	$1.47	(1)	August, 2008	3,223,683	4,738,814	None
Debenture Amend	Nov, 2004	$1.47	(1)	November, 2008	1,083,592	1,592,880	None
Series S	Sept, 2004	$1.00		July, 2007	1,127,000	1,127,000	(7)
Series T	Sept, 2004	$1.00		July, 2008	160,000	160,000	None
Series U	Sept, 2004	$1.83		August, 2008	512,362	937,622	(8)
October, 2005 DIP Series 1	Oct, 2005	$1.22	(2)	October, 2008	988,365	1,205,806	None
October, 2005 DIP Series 2	Oct, 2005	$1.32	(3)	October, 2008	995,601	1,314,193	None
2006 Series A1	Mar, 2006	$1.55		March, 2009	150,000	232,500	None
2006 Series A2	Mar, 2006	$1.04	(4)	March, 2009	1,117,793	1,162,505	None
2006 Series B	Various 2006	$2.00		May, 2009	2,191,466	4,382,932	(9)
2006 Series C	May, 2006	$1.25		December, 2009	200,000	250,000	None
2006 Series D	May, 2006	$1.50		December, 2009	200,000	300,000	None
2006 Series E	May, 2006	$1.75		December, 2009	200,000	350,000	None
2007 Series F	Nov, 2006	$1.10		November, 2009	220,000	242,000	None
2007 Convertible Debt	Feb, 2007	$1.13	(5)	February, 2010	10,973,585	12,400,151	None
2007 Convertible Debt Fees	Mar, 2007	$1.04		February, 2010	1,316,827	1,369,500	None
2007 Factoring	Mar, 2007	$1.06		February, 2009	1,800,000	1,908,000	None
Total					26,580,275	$33,918,704

(1) Subject to anti-dilution provisions. Price reset under a 100% of “new issue price” price reset in October, 2005 that converted to a weighted average formula in August, 2006. Certain future equity or equity equivalent issuances below $1.47 per share may result in additional price resets.

(2) Subject to anti-dilution provisions. Price reset under a weighted average 115% of “new issue price” reset in February, 2007. Certain future warrant issuances with exercise prices below $1.04 per warrant may result in weighted average price re-set and additional issuances of warrants.

(3) Subject to anti-dilution provisions. Price reset under a weighted average 125% of “new issue price” reset in February, 2007. Certain future warrant issuances with exercise prices below $1.04 per warrant may result in weighted average price re-set and additional issuances of warrants.

(4) Subject anti-dilution provisions. Certain future equity or equity equivalent issuances below $1.04 per share may result in a price reset of 100% of the new issue price and additional issuances of warrants.

(5) Subject to anti-dilution provision. Certain future equity or equity equivalent issuances below $1.04 per share may result in a weighted average price reset of the exercise price.

(6) Callable if closing market price is 200% of strike price for 20 consecutive trading days

(7) Callable if closing market price is 200% of strike price for 5 consecutive trading days

(87) Callable if closing market price is 200% of strike price for one trading day

(9) Callable if trading price is greater than $2.50 for 10 consecutive days

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

The following common stock equivalents were excluded from the calculation of diluted loss per share for the three months ended March 31, 2007 and 2006 since their effect would have been anti-dilutive:
	March 31
	2007	2006
Options for common stock	15,529,336	7,569,936
Warrants	26,580,274	12,462,469
Convertible Debentures, if converted	26,044,565	6,374,355
	68,154,175	26,406,760

NOTE 9- VARIABLE INTEREST ENTITY (VIE)

On October 1, 2006 and as described in the Form 8-K filed on October 3, 2006 the Company’s wholly owned subsidiary, EU Energy Service GmbH (EUES) entered into a recapitalization arrangement whereby 50% of the voting stock of EUES was sold to Enertrag Ag, a turbine service customer of EUES and a new entity was created, called E Service. The new entity will function to service and maintain the combined installed turbines of DeWind in Europe and the turbine farms operated by Enertrag in Europe, primarily in Germany and Austria. The resulting combined operations doubled the number of turbines serviced by EUES prior to the agreement to approximately 900 turbines and was undertaken to increase the profitability of the turbine servicing of EUES and reduce the turbine service costs of Enertrag. The new entity was operated under joint control of both Enertrag and DeWind executives during the quarter ended December 31, 2006. Since the Company was considered to be the primary beneficiary of the VIE, during the quarter ended December 31, 2006, we had consolidated the assets and liabilities in our December 31, 2006 balance sheet and included the revenues and expenses in our statement of operations from October 1, 2006 through January 19, 2007.

On January 19, 2007 and as described in a Form 8-K filed on January 25, 2007, an amendment was ratified on the original agreement dated October 1, 2006. The January 19, 2007 amendment called for an immediate need to invest additional cash into E Service of 4,950,000 Euros ($6,600,000 at March 31, 2007 exchange rates). During this recapitalization, the share capital of the Company’s investment in E Service decreased from 50% to 24.9% and under the January, 2007 amendment we were required to invest 1,232,550 Euros ($1,595,782 at January 19, 2007 exchange rates). Subsequent to January 25, 2007 we amended the recapitalization agreement to require only the investment of 224,000 Euros ($298,704 at March 31, 2007 exchange rates). The Company has concluded that accounting for E Service as a VIE is no longer required since the Company is no longer the primary beneficiary. As a result, for the quarter ending March 31, 2007 we have not included the revenues and expenses in our statement of operations and we have not included the assets and liabilities in our balance sheet. The Company has accounted for our investment in E Service for the quarter ended March 31, 2007 under the equity method of accounting, which requires us to recognize to adjust our investment each quarter to reflect our ownership share of the operating income or loss of the investment. We have eliminated all intercompany profits related to our investment in this entity for the quarter ended March 31, 2007 and we have shown the carrying value of our investment of $1,835,750 as an asset on our balance sheet as of March 31, 2007.

As of March 31, 2007, the Company’s maximum exposure to loss is limited to the investment balance of $1,835,750. We have amounts payable to the entity of approximately $955,000 and which are included in Accounts Payable in the March 31, 2007 balance sheet. Excluding the March, 2007 balance due to the entity, no creditors or beneficial interest holders have any recourse to the general credit of the Company as a result of this variable interest entity.

NOTE 10- COMMITMENT AND CONTINGENCIES

Please refer to the Commitment and Contingencies Note number 17 on page 87 of our Form 10-K filed on December 26, 2006 for a detailed listing of our commitments and contingencies. There were no material changes other than in the ordinary course of business and as updated in the Off Balance Sheet disclosure in Item 2 below.

NOTE 11 - LITIGATION

On May 3, 2007,  the Company and certain of its wind division subsidiaries (here referred to as “DeWind”) entered into a settlement agreement with FKI Engineering Ltd., FKI plc, and Brush Electrical Machines Ltd (collectively “FKI”). Under the terms of the agreement, the DeWind and FKI agreed to take all necessary steps to effect a stay of all of the disputes listed below in A and B. effective until September 15, 2007 or other such date as the parties agree to in writing in order to allow sufficient time to effect the settlement agreement.  As part of the settlement agreement, the parties have agreed to use their best efforts to cause or procure the auditors of a German subsidiary of the Company to complete their audit of such German subsidiary’s statutory accounts for the fiscal years ending March 31, 2003, 2004, and 2005. It is expected that as part of the process of the completion of such audits, the auditors will identify any issues relating to the capital reserve accounts of the German subsidiary that are the subject of the disputes listed in A.2 below and the counterclaim listed in A.1.b&c below.  The De Wind and FKI parties have further agreed as part of the settlement agreement that if further assurance is required on possible legal issues regarding the German subsidiary’s capital structure and / or in relation to payments made into and / or out of the capital reserve account, then, the legal counsel of DeWind and FKI shall meet with a view to preparing a mutually acceptable statement regarding the capital account or hire an independent reputable and suitably experienced German law firm to prepare the statement that sets out the capital reserve accounts issues.  The resolution of the capital reserve accounts issues is not reasonably estimable at this time and no contingent asset has been recorded to date for any future funds potentially receivable from FKI, if any, to resolve the capital reserve account issues.   Assuming De Wind’s satisfaction with the statement referred to above, then,DeWind has agreed to make payments totaling 1,500,000 Euros ($2,000,000 at March 31, 2007 exchange rates) in two equal installments, one within seven days after the agreed upon capital account statements have been issued and one 90 days after the first installment.   These payments shall serve to settle all remaining claims currently existing between FKI and DeWind.  In the event that the auditors cannot complete their audit due to issues relating to the capital account of the German subsidiary or in the event that no statement as referred to above, and if required, is forthcoming, then the payments referred to above will not be made and the German subsidiary will have to pursue litigation to correct discrepancies in its capital reserve accounts. During the quarter ended March 31, 2007, since the balance due was probable and reasonably estimable, the Company recorded a litigation settlement accrual under the guidance of SFAS 5 and expensed the accrual to other expense in the statement of operations  of 1,452,000 Euros ($1,936,000 at March 31, 2007 exchange rates) to properly accrue for the settlement balance of 1,500,000 Euros as of March 31, 2007.

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

In respect of this claim, the Company had previously accrued 100% of the FKI Engineering Ltd. claim for $1,662,900 or $2,092,900 net of the $430,000 counterclaim and had recorded a deferred purchase consideration asset of $2,537,300.

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

In respect of all claims mentioned, Dewind GmbH and DeWind Holdings Ltd. have filed their defense. The FKI Companies, in turn, have filed and served a Reply to Defense and a Defense to the counterclaim. From December 11, 2006 until December 13, 2006, an oral hearing was held in front of the English High Court regarding the competency of the English court to hear the cases. On January 25, 2007 the High Court rendered a judgment holding that it had competence to hear also the claim against DeWind GmbH. DeWind GmbH sought leave to appeal this decision and put its submissions in writing by February 8, 2007. The High Court furthermore held that DeWind GmbH had to pay a maximum of 90 % of FKI's costs of the application contesting jurisdiction. All hearings under this case have been delayed or adjourned pending the settlement and capital accounts statement described above.

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

The claim was filed based on a review of DeWind GmbH’s March 31, 2006 year end audit which indicated that FKI Engineering Ltd. as a former shareholder of DeWind GmbH had not duly paid capital reserves in the amount of the claim. The Company asserts that FKI either did not pay the capital reserves as in accordance with the Capital Reserve Agreement signed pursuant to the acquisition of DeWind by EU Energy in July, 2005 or had, after receipt of money by DeWind GmbH, immediately claimed the funds back on the grounds of undefined loans. Such practices are illegal under German law. The Company further asserts that loan contracts of this magnitude were never concluded between DeWind GmbH and FKI Engineering Ltd. On September 12, 2006 FKI Engineering Ltd. filed its acknowledgement of defense and filed its detailed statement of defense during the quarter ended March 31, 2007. All hearings under this case have been delayed or adjourned pending the settlement and capital accounts statement described above.

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

C.   Zephyr GmbH & Co. KG v. DeWind GmbH

On January 06, 2006 Zephyr filed a suit against DeWind GmbH with the District Court of Düsseldorf, Germany for payment of an amount of $1,300,533 plus interest based on the argument that DeWind GmbH had allegedly failed to comply with a guarantee of availability under a turbine sales contract. Furthermore, Zephyr sought a declarative judgment that DeWind GmbH had to come up for a potential purchase tax obligation in an amount of $208,085. On August 08, 2006, the District Court rendered a judgment by default against Zephyr dismissing the case. Zephyr filed an objection against this judgment on August 29, 2006. DeWind GmbH responded by filing a written pleading on October 04, 2006. The Company is expecting to hear an update from the Court in May, 2007. The Company has fully reserved net receivables of $914,690 in respect of this dispute and has assumed that the $720,590 cash paid to Zephyr as a result of their calling of performance bonds will not be recovered. We have incorporated the fair value of these assets as $0 in our acquisition date balance sheet and to the extent that any of these funds are recovered, we intend to adjust the fair value of our assets and our goodwill acquired under the guidance of SFAS 141.

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

For the three and six months ended March 31, 2007, we recorded consulting fees of $187,500 and $375,000, respectively. In addition, we paid $79,036 and $97,000 of reimburseable expenses for the three and six months ended March 31, 2007, representing pass-through expenses for incidental expenses as well as patent and intellectual property related fees. All balances were expensed to Research and Development expenses. As of March 31, 2007 we had a balance due of $54,773 to TMA and TMG combined.

NOTE 13 - SUBSEQUENT EVENTS

As discussed in Note 11, on May 3, 2007 we entered into a settlement agreement relating to our litigation between DeWind, and FKI.

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

The following discussion and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by words such as "anticipates," "expects," "believes," "plans," and similar terms. Our actual results could differ materially from any future performance suggested in this report as a result of factors, including those discussed in "Factors That May Affect Future Operating Results" and elsewhere in this report and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006. All forward-looking statements are based on information currently available to Composite Technology Corporation and we assume no obligation to update such forward-looking statements, except as required by law. Service marks, trademarks and trade names referred to in this Form 10-Q are the property of their respective owners.

OVERVIEW

During the quarter ended March 31, 2007 the Company had key successes in the execution of our growth strategies for both of our business segments. Highlights during the quarter include the execution of a significant three year minimum stocking order for ACCC cable for annual purchase commitments of approximately $35 million and the closing of our first model D8.2 order for US delivery of 18 turbines worth approximately $40 million.

The Company also made some key management changes during and immediately subsequent to the quarter. In February, 2007 Mr. Kevin Smith resigned as our Chief Financial Officer after a brief employment period of three weeks. In April, 2007 Michael Porter, the Company’s President and formerly the majority owner of DeWind retired and the Company promoted Marv Sepe to Chief Operating Officer of the Company . Mr. Sepe joined the Company in 2006 and was formerly President of CTC Cable. In April, the Company promoted Domonic J. Carney as Chief Financial Officer. Mr. Carney joined the Company in 2005 and was formerly VP of Finance. Finally, in March, 2007 the Company’s DeWind subsidiary hired Emil Moroz as Executive Vice President of Engineering, formerly Chief Engineer at Garrad Hassan America and System Integration Leader at GE Wind Energy to provide technical direction and experience to the growing DeWind turbine business.

CTC conducts its operations in the following two business segments: the CTC Cable Division and the DeWind Turbine Division. The segments have been organized on the basis of products. All of each segment’s product revenues relate to external customers.

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

RECENT DEVELOPMENTS

During the quarter, we recognized ACCC cable revenues of $2.7 million representing an increase of 64% sequentially over the December, 2006 quarter and an increase of 162% over the March, 2006 quarter. The $2.7 million of revenues consisted of $1.1 million under the China agreement and $1.6 million in the United States. At the end of the quarter at March 31, 2007, we had a non-cancelable order backlog for our cable products of $9.6 million compared to a non-cancelable order backlog of $6.3 million at the end of the quarter on December 31, 2006.

We continue to refine our marketing message to focus on the inherent efficiency of our ACCC conductor product as compared to traditional aluminum conductor steel reinforced (ACSR) conductor as one of the key competitive factors in the cable business is the ability to transmit more power with less line losses, i.e. electricity dissipated to the environment as heat.

The Cable division’s focuses continue to be on obtaining new and repeat orders from our US cable customers, developing new relationships in targeted markets including Europe and the Middle East and on fulfilling our long term supply agreement with our Chinese cable distributor Jiang-Su Far East. We believe that our October, 2006 ISO 9001:2000 certification has opened exciting new possibilities for our cable products and was a key factor in our increased business in China. In January, 2007 we announced a three year distribution agreement with Jiang-Su Far East where it agreed to purchase of a minimum of 600 kilometers of ACCC cable per quarter for year one with increases to 900 kilometers and 1,200 kilometers per quarter in years two and three. During the first three months, the partner ordered over 680 kilometers of ACCC cable and exceeded their minimum order required under the contract We expect the minimum value of this contract to represent approximately $35.0 million of orders for the first calendar year beginning in February, 2007. Expected revenues per quarter under the contract are dependent on the size of the cable ordered and the timing of delivery but we expect revenues between $7 and 12 million per quarter for the first year of this arrangement. This contract is a significant milestone for the Cable division in that the contract allows for more efficient planning and operations of our ACCC core manufacturing facilities and allows for longer production lead time commitments for our cable wrapping partners, in addition to providing us with a more reliable revenue stream and cash flows. The term of the agreement is for one year from January 30, 2007 with options to extend the agreement for an additional two years as described above so long as Far East meets certain conditions including the requirement for Far East to become qualified to strand ACCC Conductor cable. We expect gross margins to be approximately 28-30% for the initial orders on this contract with the opportunity for additional cost savings captured through operational efficiencies.

In the United States, we are encouraged by our US business due to the repeat orders of our two initial commercial US customers and we continue to aggressively sell and market our ACCC products in the US. In March, 2007 we continued to leverage our internal sales efforts by announcing that we had signed sales representation agreements with three separate sales organizations who focus on selling products into the US transmission market. These agreements add an additional 21 sales people across 17 states and allow us to sell our product in areas that we previously had little or no sales coverage.

We continue to focus on the engineering and design firms often responsible for the overall line design and components for transmission and electrical distribution projects. These firms are usually engaged by smaller utilities and providers that do not possess extensive engineering groups. We believe their understanding of the uses and benefits of ACCC conductor will provide a number of design-in opportunities. In April, 2007 we announced that our ACCC conductor’s design polynomials will be installed in the next version of PLS CADD transmission design software. This software is used by transmission design engineers during the design phase of transmission projects. The inclusion of ACCC will allow our cable to be compared directly with other transmission cable products during transmission line design.

Elsewhere in the world, we are developing relationships that we expect will begin to turn into cable orders late in fiscal 2007 and beyond. Midal, our wrapping partner in the Middle East, became qualified to wrap ACCC core, in April, 2007. We believe that this relationship will eventually result in additional ACCC transmission line sales in Middle East hot climates due to ACCC’s ability to operate efficiently and at much higher temperatures than the ACSR alternative. In May, 2007 we announced that our ACCC cable was successfully installed at the United Kingdom’s National Grid test facility in Nottingham, UK. We have had ACCC conductor under evaluation by the National Grid since 2005 and this installation represents an important milestone in the approval process in the UK. We are also actively marketing ACCC in France, Indonesia, India and Australia, with several projects quoted throughout the regions, as part of our strategy of partnering with key suppliers and engineering organizations that enjoy substantial market positions for bare overhead cable.

The focus of our cable operations during the three and six month period ending March 31, 2007 has been to increase production to manage the large influx of orders from our China agreement and to continue to manage our key materials suppliers. We continue to work with our key carbon supplier and actively improve our relationship with that supplier. In April, 2007, we certified Midal in Bahrain as a certified cable wrapper as our third supplier and successfully shipped ACCC in April, 2007 with this supplier. We currently have three wrapping suppliers available and are we are working with our distribution partner in China to begin the procedures required for that partner to become a certified wrapper for additional wrapping capacity.

In March, 2007 we continued our success in the protection of our intellectual property rights when we received notification that we were granted US Patent 7,179,522 by the United States Patent and Trademark Office. This patent covers key aspects surrounding the use of CTC Cable’s ACCC core and ACCC conductor products.

DeWind Division
The DeWind division operates under the brand name DeWind, and has manufactured and sold wind turbines since 1995 from Lubeck, Germany. Currently, DeWind is operated from the Company’s Irvine offices with sales operations in Dallas, Texas and sales and Engineering and R&D in Lubeck, Germany. The DeWind Division produces, services, markets and sells DeWind turbines in the 1.25 and 2.0 Megawatt range worldwide. We acquired DeWind during the EU Energy acquisition on July 3, 2006. Accordingly, we have incorporated DeWind’s operations into our financial results since that date.

RECENT DEVELOPMENTS

In March, 2007 we signed our first order for D8.2 turbines for delivery in the United States with XRG Development Partners LLC. The order was for 18 D8.2 turbines at $2.2 million per turbine for a total order of approximately $40 million and the contract required XRG to make a payment of $5.9 million as a deposit in April, 2007. To date, XRG has not made this initial payment and we are continuing to work with XRG management to secure this payment. Under the terms of the contract, upon notice by the Company of a payment default, XRG has 30 days to make payment before the contract is in default. To date, we have not noticed XRG of such a payment default. The contract calls for the turbines to be delivered in early fiscal 2008. In January, 2007, we signed an order that included five 1.25 megawatt D6 turbines representing 8.5 million Euros ($11.3 million US at current exchange rates) that we will produce and expect to deliver in late fiscal 2007 or early fiscal 2008. With these two orders, we have approximately $51.3 million in turbine order backlog.

Our revenues during the quarter ended March 31, 2007 and expected revenues for the quarter ended June 30, 2007 consisted primarily of sales of our turbine inventory acquired as part of the acquisition of EU Energy, now known as DeWind. Under US GAAP accounting rules, we are required to revalue this inventory to “liquidation” value which approximates sales value and which results in little or no income statement profit margin. We expect that significantly all turbine sales through the third fiscal quarter ending June 30, 2007 will therefore be sold at liquidation values and are not reflective of expected turbine profit margins for turbines produced after the acquisition.

Our operational focus for the DeWind division during the quarter was to position ourselves to demonstrate and produce our next generation D8.2 wind turbine in anticipation of the XRG order and additional expected orders from other wind farm operators and utilities for delivery in 2008 and beyond. The effort consisted of commissioning our D8.2 prototype at the Cuxhaven, Germany test site of the DEWI-Offshore Certification Centre and working with our TECO Westinghouse production partner as well as our supply chain vendors to secure adequate turbine parts for our D8.2 and D6 turbines.

In January, 2007 our D8.2 prototype was commissioned at our test site in Cuxhaven, Germany and to date has passed all of the technical tests required. It is now undergoing the wind generation availability curve tests which are required prior to type certification. The certification is important since it is often required by the financial backers of our potential wind turbine customers prior to obtaining financing for their wind farms. We are currently building a prototype for the United States and expect that it will be completed and commissioned in the last fiscal quarter of 2007.

We continue to develop our supply chain and are moving to ramp our production of the D8.2 model. In November, 2006, we announced an agreement with TECO Westinghouse Motor Company (TECO) in Round Rock, Texas to assist us in the assembly, supply, and servicing of our turbines. The agreement consists of three parts: a) TECO will assemble our turbine units at their plant in Texas. At full production, we expect that this plant will be able to produce two production lines of 4 turbine units per week for an estimated capacity of approximately 400 turbines per year; b) TECO will assist us in servicing our D8.2 units by leveraging their existing service teams. TECO services large electrical generators worldwide and already has the infrastructure to service similar wind generators in the US; c) TECO will assist us in developing and optimizing our turbine supply chain. TECO already has relationships with common parts suppliers and we expect that by the middle of 2008, TECO will manage a significant portion of our supply chain requirements. We expect to leverage their in place infrastructure and that this will allow for turbine parts cost savings and improved purchasing terms. During the quarter, we worked actively to organize our supply chain to allow for an efficient hand-off to TECO once we receive our initial turbine orders.

In April, 2007 we began discussions with FKI to resolve all remaining litigation relating to the sale of DeWind by FKI and its related subsidiaries in addition to the German capital account issues that were in litigation. In May, 2007 we agreed to a settlement agreement as described in Note 11 of the financial statements. Included in the agreement is a stay of all remaining litigation until September, 2007 to allow time to resolve the capital account issues. With this settlement and assuming the capital account issues are resolved, all remaining significant litigation issues would be resolved.

RESULTS OF OPERATIONS

Revenues, Cost of Revenues, and Gross Margins:
During the quarter ended March 31, 2007, the geographical allocation of consolidated revenues was:
Europe	2.6%
China	78.3%
North America	19.1%

During the quarter, one customer in China represented 45.1% of revenues, one customer in North America with 16.5% of revenues, one customer in China with 20.1% of revenues and one customer in China with 13.1% of revenues. No other customer represented greater than 5% of consolidated revenues.

Our revenues and gross margin analysis are listed in the table below. All of the revenues and margins for the quarter ended March 31, 2006 relate to cable sales since our DeWind segment was acquired from EU Energy in July, 2006.

	Three Months Ended March 31,				Six Months Ended March 31,
	2007			2006	2007			2006
(unaudited)	Cable Segment	Wind Segment	Total	Total	Cable Segment	Wind Segment	Total	Total
Product Sales -Cable	$2,703,094	$--	$2,703,094	$1,030,528	$4,347,002	$--	$4,347,002	$1,053,420
Product Sales - Turbines	--	5,488,359	5,488,359	--	--	12,090,751	12,090,751	--
Other Turbine Related Revenue	--	216,980	216,980	--	--	5,003,408	5,003,408	--
Consulting	--	--	--	--	--	--	--	550,000
Total Revenues	2,703,094	5,705,339	8,408,433	1,030,528	4,347,002	17,094,159	21,441,161	1,603,420

Cost of Sales - Cable	$1,820,817	$--	$1,820,817	$977,112	$3,165,375	$--	$3,165,375	$993,792
Cost of Sales - Turbines	--	6,503,184	6,503,184	--	--	12,760,758	12,760,758	--
Cost of Sales - Turbine Service	--	298,167	298,167	--	--	4,475,025	4,475,025	--
Cost of Sales - Consulting	--	--	--	--	--	--	--	304,787
Total Cost of Sales	1,820,817	6,801,351	8,622,168	977,112	3,165,375	17,235,783	20,401,159	1,298,579

Gross Margin - Cable	882,277	--	882,277	53,416	1,181,627	--	1,181,627	59,628
Gross Margin % - Cable	32.6%	--	32.6%	5.2%	27.2%	--	27.2%	5.6%
Gross Margin - Turbines	--	(1,014,825)	(1,014,825)	--	--	(670,007)	(670,007)	--
Gross Margin % - Turbines	--	-18.5%	-18.5%	--	--	-5.5%	-5.5%	--
Gross Margin - Turbine Service	--	(81,187)	(81,187)	--	--	528,383	528,383	--
Gross Margin % - Turbine Service	--	-37.4%	-37.4%	--	--	10.6%	10.6%	--
Gross Margin - Consulting	--	--	--	--	--	--	--	245,213
Gross Margin % - Consulting	--	--	--	--	--	--	--	44.5%
Total Gross Margin	$882,277	$(1,096,012)	$(213,735)	$53,416	$1,181,627	$(141,624)	$1,040,003	$304,841
Total Gross Margin %	32.6%	-19.2%	-2.5%	5.2%	27.2%	-0.8%	4.9%	19.0%

CABLE REVENUES. Cable revenues increased $1,672,566 or 162% from $1,030,528 at the three months ended March 31, 2006 to $2,703,094 for the three months ended March 31, 2007. Cable revenues increased $3,293,582 or 313 % from $1,053,420 for the six months ended March 31, 2006 to $4,347,002 for the six months ended March 31, 2007. This is primarily due to an increase in sales to China of $1.3 million for the quarter and $2.7 million for the six months ended March 31, 2007.

Cost of Sales and resultant Gross Margin on cable revenues for the three and six months ended March 31, 2007 represent materials, labor, freight, and allocated overhead costs to produce ACCC cable and related hardware. For the three months ended March 31, 2007, cable cost of sales increased $843,705 or 86.4% from $977,112 to $1,820,817 for the three months ended March 31, 2007. For the six months ended March 31, 2007 cable cost of sales increased $2,171,582 or 218% from $993,792 to $3,165,375. Costs of sales increases are reflective of increased revenue levels.

For the three months ended March 31, 2007, cable gross margin increased $828,861 or 1,552% from $53,416 to $882,277. For the six months ended March 31, 2007, the cable gross margin increased $1,122,000 or 1882% from $59,628 to $1,181,627 for the six months ended March 31, 2006. Margin percentages improved over the previous year due to improvements in production processes and since the 2006 balances include the City of Kingman sale made under a bankruptcy settlement that carried very low profit margins.

TURBINE REVENUES For the three months ended March 31, 2007, turbine revenues and related services were $5,705,339 and were $17,094,159 for the six months ended March 31, 2007. There are no comparable sales for the same periods in 2006 as we did not acquire the turbine group until July, 2006. Turbine revenues for the quarter ended March 31, 2007 consisted of $1.7 million of turbine sales and $4.0 million of turbine parts sales to China.

Cost of revenues for the turbines and related revenues is determined under the guidance of SFAS 141 acquisition accounting which requires us to record cost of sales at liquidation value less a nominal profit margin. As a result, our gross profit for the quarter is largely this nominal profit margin in addition to the margin generated by the sale of other turbine parts and related services for the three months and six months ended March 31, 2007, respectively and reduced by approximately $0.5 million of additional availability provisions accrued for due to unexpected turbine downtime in January and February, 2007 caused by service outages and a writedown of unusable turbine parts of $0.7 million. We do not believe that these margin percentages are necessarily indicative of future profit margins of turbines produced by DeWind subsequent to the acquisition for our projected D6 or D8.2 sales.

There are no comparable cost of revenue numbers for the three and six month period ended March 31, 2006 as we did not acquire the turbine group until July, 2006.

OTHER TURBINE RELATED REVENUE AND COST OF REVENUES for the quarter ended March, 2007 represents only maintenance payments for those turbines remaining under warranty which were not transferred to the E Services entity and which typically are serviced at a loss. In January, 2007 we sold an additional share of E Services, reduced our ownership percentage to 24.9% and we no longer consolidate the revenues or cost of revenues as had occurred in the December, 2006 fiscal quarter. For the three months ended March 31, 2007, our share of the loss incurred by E Services, was $82,200. There are no comparable revenue or cost of revenue numbers for the three and six months ended March 31, 2006 since we acquired DeWind in July, 2006.

CONSULTING REVENUES. Consulting revenues for the six months ended March 31, 2006 consisted of consulting and technical services performed in fiscal 2004 and fiscal 2005 to the City of Kingman but which were recognized in November, 2005 after the contract was modified in our Chapter 11 bankruptcy. We do not expect any significant future consulting revenues and there were no comparable revenues during the quarters ended March 31, 2007 and 2006 respectively.

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

Overall, operating expenses increased $3,170,349 or 82% from $3,846,896 in the three month period ended March 31, 2006 to $7,017,245 in the three months ended March 31, 2007. The increase was due to the addition of DeWind operating expenses of $3,607,845 offset by decreases in CTC Cable and Corporate expenses of $437,496, primarily relating to decreased legal expenses, decreased bankruptcy expenses, and decreased quality control consulting which is now conducted internally.

Operating expenses increased $6,886,161 or 85% from $8,119,529 to $15,005,690 for the six month period ended March 31, 2007. Of this amount, DeWind had operating expenses of $7,701,868 during this period.

The following table provides a comparative analysis of operating expenses.

	Three Months Ended March 31,				Six Months Ended March 31,
	2007			2006	2007			2006
	Cable and Corporate	DeWind	Total		Cable and Corporate	DeWind	Total
Officer Compensation	$250,002	$--	$250,002	$112,364	$497,696	$--	$497,696	$214,494
General and Administrative	1,382,343	682,572	2,064,915	993,742	2,787,613	2,702,269	5,489,882	1,900,906
Legal, professional & Consulting	381,437	--	381,437	607,407	624,527	--	624,527	1,668,027
Research and Development	606,608	733,343	1,339,951	1,261,587	1,451,815	1,325,207	2,777,022	2,606,457
Sales and Marketing	586,065	1,740,898	2,326,963	381,528	1,069,448	3,114,942	4,184,390	764,363
Depreciation and Amortization	202,945	451,032	653,977	200,408	405,630	1,026,543	1,432,173	392,053
Reorganization Expense and Fees	--	--	--	289,860	--	--	--	573,229
Total Operating Expenses	$3,409,400	$3,607,845	$7,017,245	$3,846,896	$6,836,729	$8,168,961	$15,005,690	$8,119,529

OFFICER COMPENSATION. Officer compensation expense consists of salaries and SFAS 123R option expenses for our Chief Executive Officer, our President, and Secretary. Officer compensation expenses increased $137,638 or 123% from $112,364 for the three months ended March 31, 2006 to $250,002 for the three months ended March 31, 2007 and increased $283,202 or 132% from $214,494 for the six months ended March 31, 2006 to $497,696 for the six months ended March 31, 2007 . The dollar increase was primarily due to cash compensation rate increases for our CEO and Secretary and the addition of the cash compensation for our President and Chief Financial Officer. There were no SFAS 123R expenses in Officer Compensation for the three or six months ending March 31, 2007 vs. $37,000 and $74,000 for the three and six months ending March 31, 2006. All officer compensation is considered to be corporate in nature.

GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense consisted primarily of salaries and employee benefits for administrative personnel, facilities costs, stock exchange fees, audit and Sarbanes Oxley compliance fees, and insurance expenses. General and administrative increased approximately $1,071,173 or 108% from $993,742 for the three months ended March 31, 2006 to $2,064,915 for the three months ended March 31, 2007. DeWind general and administrative costs were $682,572 for the three month period ended March 31, 2007. General and administrative expenses increased approximately $3,588,977 or 189% from $1,900,906 for the six months ended March 31, 2006 to $5,489,883 for the six months ended March 31, 2007. DeWind general and administrative expenses were $2,702,270 for the six months ended March 31, 2007.

For the three months ended March 31, 2007, the dollar increase was due to the inclusion of the DeWind general and administrative costs of $682,000 and an increase of $389,000 for corporate related activities. The corporate increase was due to $180,000 in additional corporate headcount related costs and $260,000 in SFAS 123R expense increase offset by a decrease of $51,000 related to a change in allocated overhead costs.

For the six months ended March 31, 2007 the dollar increase was due to the inclusion of the DeWind general and administrative costs of $2,702,000 and an increase of $887,000 for corporate related activities. The corporate increase was due to $296,000 increase in professional fees related to additional audit and Sarbanes Oxley fees associated with the audit of DeWind’s operations in Germany, a $126,000 increase in amortized public relations fees paid in stock, $32,000 in outside director costs, $225,000 in increased payroll and headcount related costs and an increase of $215,000 in SFAS 123R expenses.

Approximately $700,000 and $1,700,000 of General and Administrative expenses are considered to be corporate in nature for the three and six months ending March 31, 2007, respectively.

LEGAL, PROFESSIONAL, AND CONSULTING EXPENSE. Legal, professional, and consulting expense consisted of professional legal or litigation related expenses, financing related expenses, and equity related non-cash expense charges but excludes bankruptcy related legal expenses which are captured in reorganization costs. Legal, professional, and consulting expense decreased $225,970 or 37% from $607,407 for the three months ended March 31, 2006 to $381,437 for the three months ended March 31, 2007. Legal, professional, and consulting expense decreased $1,043,500 or 63% from $1,668,027 for the six months ended March 31, 2006 to $624,527 for the six months ended March 31, 2007. The decrease was due to lower litigation related legal expenses due to a settlement of all Cable and Corporate related litigation in the December, 2005 quarter. All legal, professional, and consulting expense is considered to be corporate in nature.

RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense consisted primarily of salaries for engineers, and expenses for consultants, recruiting, supplies, equipment, and facilities related to engineering projects to enhance and extend our composite materials intellectual property offerings, and our composite materials product technology and production processes.

Research and development expense increased $78,364 or 6.2% from $1,261,587 for the three months ended March 31, 2006 to $1,339,951 for the three months ended March 31, 2007. Research and development expense increased $170,565 or 6.5% from $2,606,457 for the six months ended March 31, 2006 to $2,777,022 for the six months ended March 31, 2007.

For the three months ending March 31, 2007 the increase was due to the inclusion of DeWind expenses of $733,343 and a decrease in CTC Cable expenses of $655,684. The decrease was due to an increase in overhead and headcount related costs of $450,000 capitalized to production in the 2007 quarter resulting from improved production utilization, a decrease in SFAS 123R expenses of $58,000, and a decrease in testing costs of $100,000. For the six months ending March 31, 2007 the increase was due to the inclusion of DeWind’s development of $1,325,207 offset by a decrease in CTC Cable R&D expense of $1,044,000. The CTC Cable decrease was due to a decrease in headcount and overhead related costs of $500,000 capitalized in fiscal 2007 to production inventory costs, a decrease of $504,000 in external quality testing expenses which are now substantially performed internally offset by a decrease of $40,000 in SFAS 123R expenses.

SALES AND MARKETING EXPENSE. Sales and marketing expense consisted primarily of salaries for sales and marketing personnel, expenses for consultants, equipment, travel, and printed marketing literature and sales materials. Sales and marketing expense increased approximately $1,945,435 or 510% from $381,528 for the three months ended March 31, 2006 to $2,326,963 for the three months ended March 31, 2007. Sales and marketing expense increased approximately $3,420,027 or 447% from $764,363 for the six months ended March 31, 2006 to $4,184,390 for the six months ended March 31, 2007.

DeWind sales and marketing expenses represented significantly all of the increase including $1,740,898 and $3,114,942 for the three and six month periods ending March 31, 2007 respectively. CTC Cable increases of $205,000 and $305,000 for the three and six months periods ending March 31 represent increases in sales headcount related costs and commissions on increased sales of ACCC cable.

DEPRECIATION & AMORTIZATION EXPENSE. Depreciation expense consisted of depreciation on capitalized equipment, leasehold improvements, and other capital assets and amortization of acquired intangibles. Depreciation and amortization expense increased approximately $453,569 or 226% from $200,408 for the three months ended March 31, 2006 to $653,977 for the three months ended March 31, 2007. Depreciation and amortization expense increased approximately $1,040,120 or 265% from $392,053 for the three month period ended March 31, 2006 to $1,432,173 for the six months ended March 31, 2007. The increase was due to $451,032 and $1,026,543 attributable to DeWind fixed asset depreciation and intangible amortization for the three and six months ending March 31, 2007.

REORGANIZATION EXPENSE - BANKRUPTCY LEGAL FEES: Bankruptcy legal fees consist of legal and professional fees and costs associated with the preparation for our bankruptcy confirmation hearings, our bankruptcy financing hearings, and work performed subsequent to our bankruptcy confirmation. No further bankruptcy related expenses have been incurred since we exited from bankruptcy in the first fiscal quarter of 2006.

INTEREST INCOME. Interest income increased $25,776 or 1,758% from $1,466 for the three months ended March 31, 2006 to $27,242 for the three months ended March 31, 2007. Interest income increased $44,581 or 283.8% from $15,711 for the six months ended March 31, 2006 to $60,292 for the six months ended March 31, 2007. The increase was due to the higher cash balances on hand as a result of the additional financing resources obtained in February, 2007.

INTEREST EXPENSE. Interest expense increased $1,119,412 or 234% from $479,106 for the three months ended March 31, 2006 to $1,598,518 for the three months ended March 31, 2007 and increased $1,316,299 or 187% from $697,772 for the six months ended March 31, 2006 to $2,014,071 for the six months ended March 31, 2007. The increase in interest expense was due primarily to the non-cash interest expense related to the amortization of the $843,840 value of warrants issued as the penalty for the late payment on the Factor Receivable Note Payable discussed in Note 8 of the financial statements, the amortization of the debt discount associated with the issuance of the warrants as part of the $22,825,000 February, 2007 Convertible Notes and cash interest on the Convertible Notes payable.

OTHER INCOME AND EXPENSES During the three and six months ended March 31, 2007, we recorded expenses of $1,902,967 and which represents a SFAS 5 accrual of estimated balances due under a tentative settlement of the FKI litigation negotiated in May, 2007. See also Note 11. During the three and six months ended March 31, 2007, as a result of warrant re-pricings pursuant to anti-dilution protections in certain of our warrant and convertible note agreements, we recorded $285,588 as expense for the modification of warrants and which reflects the difference in fair values before and after the re-pricings. See Notes 7 and 8.

INCOME TAXES. We made no provision for income taxes in the three months and six months ended March 31, 2007 due to net losses incurred. Due to our continuing operating losses as well as the uncertainty of the timing of profitability in future periods, we have fully reserve our deferred tax assets. Tax expense represents statutory minimum tax payments, primarily in Europe for DeWind. As of March 31, 2007, our deferred tax assets continued to be fully reserved. We will continue to evaluate, on a quarterly basis, the positive and negative evidence affecting the realization of our deferred tax assets.

Net Loss

Our net losses may be summarized as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Cable	$(4,399,262)	$(6,518,653)	$(7,999,909)	$(13,753,555)

Dewind	(6,673,941)	--	(10,022,618)	--

Total	$(11,073,203)	$(6,518,653)	$(18,022,527)	$(13,753,555)

For the three months ended March 31, 2007 the CTC Cable and Corporate loss decrease of $2.1 million was due to an operating loss decrease of $3.8 million, primarily due to $0.8 million increase in gross margin, operating expense decreases of $3.5 million related to bankruptcy and legal expenses, other administrative cost savings and decreased research and development expenses due to an allocation of R&D costs to inventory production and a decrease of $0.8 million other expenses, primarily the $2.3 million convertible debt inducement expense offset by an increase of $1.2 million of interest expense and $0.3 million of warrant modification expense.

For the six months ended March 31, 2007 the CTC Cable and Corporate loss decrease of $5.7 million was due to an operating loss decrease of $2.2 million, primarily $0.9 million increase in gross margin and operating expense decrease of $1.3 million and other expense decrease of $3.5 million, consisting of $2.3 million of convertible debt inducement and $2.6 million of carrying value adjustments to convertible debt in the fiscal 2006 period offset by $1.2 million of increased interest expense and $0.3 million of warrant modification expenses.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, our principal sources of working capital have been private debt issuances and equity financings.

For the six months ended March 31, 2007, we had a net loss of $18.0 million. At March 31, 2007 we had $5.8 million of cash and cash equivalents, which represented an increase of $3.2 million from September 30, 2006. The increase was due to cash used by operations of $13.5 million and cash used in investing activities, primarily the purchase of our prototype turbine, offset by $21.4 million in net proceeds provided by financing activings, primarily net proceeds from our $22.8 million convertible note offering in February, 2007.

Cash used by operations during the six months ended March 31, 2007 of $13,463,141 was the result of operating losses, offset by depreciation, amortization, and non-cash compensation expenses and working capital requirements. In particular, during the March 31, 2007 quarter, we made considerable investments in both our CTC Cable and Turbine businesses to purchase key raw materials and turbine parts. Cash used by investing activities of $4,531,523 was primarily the capitalization of our prototype turbine and the cash investment required by our E Services entity. Cash provided by financing of $21,239,849 was primarily due to the net cash proceeds from the $22.8 million Convertible Note offering in February, 2007.

We anticipate that sales of our ACCC cable will not be sufficient to sustain our newly combined operations including the DeWind segment without sufficient wind turbine orders with sizable customer advance payments of cash and further anticipate that we will continue to incur consolidated net losses due to our costs exceeding our revenues for an indefinite period of time. Further, our cash flows are reliant upon the payment of several large invoices from international customers and the payment of cash advances from turbine customers. If existing cash and cash generated from operations are insufficient to satisfy our liquidity requirements, we may seek to raise additional capital through issuances of equity or debt securities. Any additional financing may not be available in amounts or on terms acceptable to us, or at all.

There is no guarantee that we will be successful in completing these contemplated financings, nor can we assure you that we will be successful in obtaining any additional financing should it be required. If we cannot secure additional financing when needed, we may be required to cease operations.

By adjusting its operations and development to the level of capitalization, management belives it has sufficient capital resources to meet projected cash flow deficits through the next twelve months . However, if thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations liquidity and financial condition.

Our independent certified public accountants have stated in their report, which is included with our unaudited financial statements in the Form 10-Q for the period ended March 31, 2007, that we have incurred operating losses in the last two years and that we are dependent on management's ability to raise capital and develop profitable operations. These factors, among others, may raise substantial doubt about our ability to continue as a going concern.

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

OFF BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

There are no off balance sheet arrangements. The following table summarizes our contractual obligations (including interest expense) and commitments as of March 31, 2007:

Contractual Obligations	Total	Less than 1 year	1-3 years	More than 3 Years
Debt Obligations	$28,848,250	$6,023,250	$22,825,000	$--
Capital Lease Obligations	$190,304	$157,935	$32,369	$--
Operating Lease Obligations	$4,856,074	$1,611,044	$3,245,030	$--

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk relates primarily to our cash balances and the effect that changes in interest rates have on the interest earned on that portfolio. Our convertible notes and debentures bear a fixed rate of interest.

As of March 31, 2007 we did not hold any derivative financial instruments for speculative or trading purposes. The primary objective of our investment activities is the preservation of principal while maximizing investment income and minimizing risk. As of March 31, 2007, we had $5.8 million in cash, cash equivalents and short-term investments that mature in twelve months or less. Due to the short duration of these financial instruments, we do not expect that a change in interest rates would result in any material loss to our investment portfolio.

ITEM 4: CONTROLS AND PROCEDURES

Based on an evaluation under the supervision and with the participation of the Company's management, including the Chief Executive Officer, the Chief Financial Officer and the Chief Operating Officer, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined under the Securities Exchange Act of 1934, as amended (Exchange Act)) were not effective as of March 31, 2007 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

During the six months ended March 31, 2007 the Company improved the internal control structure and addressed the identified material weaknesses as follows:

During the quarter, the Company began the documentation, identification, testing, and remediation of the DeWind internal control structure that was previously excluded from the scope of fiscal 2006 testing.

In February, 2007, the Company promoted an individual to be Chief Financial Officer who will be tasked with further section 404 compliance responsibility and provide additional oversight to financial transactions.

During the quarter ending March 31, 2007, the Company's management continued to address the material weaknesses existing in 2006 described above, as follows:

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

Therre were no changes in our internal control over financial reporting during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than the remediation measures which are described above.

Singer Lewak Greenbaum & Goldstein LLP, our independent registered public accounting firm, has audited management's assessment of the effectiveness of the Company's internal control over financial reporting as of September 30, 2005 and 2006 as stated in their report which appears in the Annual Report on Form 10-K for the year end September 30, 2006.

PART II - OTHER INFORMATION
ITEM 1 - LEGAL PROCEEDINGS

There have been no material changes to the Legal Proceedings described in Form 10-K filed December 26, 2006 except as noted in Footnote 11. See also footnote 11 to the financial statements in this document.

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

The following risk factors have changed or have been updated for recent information as compared to the Risk Factors listed in Form 10-K filed December 26, 2006 and such risk factors should be read in conjunction with the risk factors listed in such Form 10-K filed December 26, 2006.

WE EXPECT FUTURE LOSSES AND OUR FUTURE PROFITABILITY IS UNCERTAIN.
Prior to acquiring Transmission Technology Corporation, or TTC, in November 2001, we were a shell corporation having no operating history, revenues from operations, or assets since December 31, 1989. We have recorded approximately $8.3 million in ACCC product sales since inception and we have $23.3 million in Turbine and related services revenues since the acquisition of DeWind on July 3, 2006. Historically, we have incurred substantial losses and we may experience significant quarterly and annual losses for the foreseeable future. We may never become profitable. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. We expect the need to significantly increase our product development and product prototype and equipment prototype production expenses, as necessary. As a result, we will need to generate significant revenues and earnings to achieve and maintain profitability.

WE HAVE A SIGNIFICANT PORTION OF OUR CURRENT REVENUES AND ORDER BOOKINGS WITH A SMALL NUMBER OF CUSTOMERS.
For both our cable and turbine business units, revenues recognized over the past two fiscal quarters and order bookings received to date are concentrated with a very small number of customers, primarily our distribution partner in China and our sole US contract for our D8.2 turbine models.. Further, our sole US turbine customer has missed the payment date for their initial payment required under their wind turbine purchase contract. We can provide no assurance that this customer will make this payment or other payments required under our contract. The loss of one or more of our customers or material changes to the contracts with or payment terms of these customers may result in a significant business interruption through reduced revenues, reduced cash flows, delays in revenues or cash flows and such delays or reductions could have a material impact on the future revenue growth and profitability of the Company.

OUR INDEPENDENT AUDITORS HAVE ISSUED A QUALIFIED REPORT AS OF AND FOR THE YEAR ENDED SEPTEMBER 30, 2006 WITH RESPECT TO OUR ABILITY TO CONTINUE AS A GOING CONCERN, AND WE MAY NEVER ACHIEVE PROFITABILITY.
Since inception, our accountants have issued a report relating to our audited financial statements which contains a qualification with respect to our ability to continue as a going concern because, among other things, our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future or to obtain the necessary financing to meet our obligations and repay our liabilities from normal business operations when they come due. There is no guarantee that the products will be accepted or provide a marketable advantage, and therefore, no guarantee that the commercialization will ever be profitable. For the six months ended March 31, 2007 we had a net loss of $18,022,527 and negative cash flows from operations of $13,463,141 For the year ended September 30, 2006, we had a net loss of $28,523,192 and negative cash flows from operations of $6,263,703. For the fiscal year ended September 30, 2005, we had a net loss of $40,163,407 and negative cash flows from operations of $2,439,151. For the fiscal year ended September 30, 2004, we had net losses of $14,687,875 and negative cash flows from operations of $18,735,430. As of March 31, 2007, our accumulated deficit was $113,148,486.

WE ARE CONTROLLED BY A SMALL NUMBER OF SHAREHOLDERS, WHOSE INTERESTS MAY DIFFER FROM OTHER SHAREHOLDERS.
As of April 30, 2007, Benton H Wilcoxon, our Chairman of the Board, Chief Executive Officer and Acting Chief Financial Officer, and Michael Porter, former CTC President and former majority shareholder of EU Energy in the aggregate beneficially own or control approximately 21% of the outstanding common stock. As a result, these persons have significant influence in determining the outcome of any corporate matters submitted to our shareholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors and other significant corporate actions. They also have the power to prevent or cause a change in control. The interests of these shareholders may differ from the interests of the other shareholders, and may limit the ability of other shareholders to affect our management and affairs.

Risks Related To Our Securities

THE PRICE OF OUR COMMON STOCK IS VOLATILE. VOLATILITY MAY INCREASE IN THE FUTURE, WHICH COULD AFFECT OUR ABILITY TO RAISE CAPITAL IN THE FUTURE OR MAKE IT DIFFICULT FOR INVESTORS TO SELL THEIR SHARES.
The market price of our common stock may be subject to significant fluctuations in response to our operating results, announcements of new products or market expansions by us or our competitors, changes in general conditions in the economy, the financial markets, the electrical power transmission and distribution industry, or other developments and activities affecting us, our customers, or our competitors, some of which may be unrelated to our performance. The sale or attempted sale of a large amount of common stock into the market may also have a significant impact on the trading price of our common stock. During the last 12 months, the closing bid prices for our common stock have fluctuated from a high of $1.95 to a low of $0.72. Fluctuations in the trading price or liquidity of our common stock may adversely affect our ability to raise capital through future equity financings.

AS OF MAY 7, 2007, 63,804,777 COMMON SHARES ARE ISSUABLE UPON EXERCISE OF ALL OUTSTANDING OPTIONS, WARRANTS AND CONVERSION OF CONVERTIBLE NOTES FOR LESS THAN THE MARKET PRICE OF $1.49 PER SHARE. CASH PROCEEDS RESULTING FROM THE FULL EXERCISE AND CONVERSION OF THESE SECURITIES WOULD BE APPROXIMATELY $29,809,015. THE EXERCISE OR CONVERSION OF THESE SECURITIES COULD RESULT IN THE SUBSTANTIAL DILUTION OF THE COMPANY IN TERMS OF A PARTICULAR PERCENTAGE OWNERSHIP IN THE COMPANY AS WELL AS THE BOOK VALUE OF THE COMMON SHARES. THE SALE OF A LARGE AMOUNT OF COMMON SHARES RECEIVED UPON EXERCISE OF THESE OPTIONS OR WARRANTS ON THE PUBLIC MARKET TO FINANCE THE EXERCISE PRICE OR TO PAY ASSOCIATED INCOME TAXES, OR THE PERCEPTION THAT SUCH SALES COULD OCCUR, COULD SUBSTANTIALLY DEPRESS THE PREVAILING MARKET PRICES FOR OUR SHARES. FULL CONVERSION OF SUCH SHARES WOULD INCREASE THE OUTSTANDING COMMON SHARES BY 35.5% TO APPROXIMATELY 243,665,000 SHARES.

The exercise price or conversion price of outstanding options, warrants and convertible notes may be less than the current market price for our common shares. In the event of the exercise of these securities, a shareholder could suffer substantial dilution of his, her or its investment in terms of the percentage ownership in us as well as the book value of the common shares held. At the May 7, 2007 market price of $1.49 per share, 63,804,777 shares would be exercisable or convertible for less than the market prices. Full exercise and conversion of these below market shares would result in us receiving cash proceeds of $29,809,015 and would increase the outstanding common shares by 35.5% to approximately 243,665,000 shares.

ITEM 2--UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 - DEFAULTS ON SENIOR SECURITIES

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 - OTHER INFORMATION
None

ITEM 6 - EXHIBITS

EXHIBIT INDEX
Number	Description

2.1(1)	Articles of Merger of ElDorado Financial Group, Inc., a Florida corporation, into ElDorado Financial Group, Inc., a Nevada corporation.

2.2(2)	Agreement and Plan of Reorganization By and Among Transmission Technology Corporation, Certain of its Stockholders, and ElDorado Financial Group, Inc. dated November 3, 2001.

2.3(3)	Third Amended Chapter 11 Plan of Reorganization with non-material modifications of Composite Technology Corporation.

2.4(3)	Order confirming Debtor's Third Amended Chapter 11 Plan of Reorganization with Non-material Modifications.

3.1(1)	Articles of Incorporation of the Company.

3.2(4)	Bylaws of Composite Technology Corporation, as modified January 6, 2006

10.1(5)	Agreement by and among Enertrag AG and EU Energy Ltd. dated as of September 27, 2006.

10.2(6)	Agreement by and among EU Energy Inc., GE Infrastructure Technology, LLC and GE Infrastructure Technology International Inc. dated as of October 6, 2006.

10.3(7)	Strategic Alliance Agreement by and between the Registrant and TECO-Westinghouse Motor Company dated as of November 27, 2006.

10.4(9)	Entry into an employment agreement between the Registrant and Kevin Smith

10.5(10)	Modification of Agreement dated September 27, 2006 by and among Enertrag and the Registrant’s wholly owned subsidiary DeWind Turbines regarding E. Service GmbH dated as of January 19, 2007.

10.6(11)	Distribution Agreement by and between the Registrant’s wholly owned subsidiary CTC Cable Corporation and Far East Composite Technology Company dated as of January 30, 2007

10.7(13)	Turbine Supply Agreement by and between DeWind, INC. and XRG Development Partners, LLC dated as of March 27, 2007.**

10.8(14)	Securities Purchase Agreement dated as of February 12, 2007 by and among the Registrant and the investors set forth therein

10.9(14)	Form of Senior Convertible Debenture

10.10(14)	Form of Warrant

10.11(14)	Registration Rights Agreement dated as of February 12, 2007 by and among the Registrant and the investors set forth therein

10.12(15)	Consulting Agreement, executed on April 4, 2007 but dated as of April 1, 2007, by and between Composite Technology Corporation and Michael Porter

14(8)	Code of Ethics.

21(12)	Subsidiaries of the Registrant.

31.1(13)	Rule 13a-14(a) / 15d-14(a)(4) Certification

31.2(13)	Rule 13a-14(a) / 15d-14(a)(4) Certification

32.1(13)	Section 1350 Certifications

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

(9) Incorporated herein by reference to Form 8-K filed with the U.S. Securities and Exchange Commission on January 12, 2007.

(10) Incorporated herein by reference to Form 8-K filed with the U.S. Securities and Exchange Commission on January 25, 2007.

(11) Incorporated herein by reference to Form 8-K filed with the U.S. Securities and Exchange Commission on February 2, 2007.

(12) Incorporated herein by reference to Form 10-K filed with the U.S. Securities and Exchange Commission on December 26, 2006.

(13) Filed herewith.
(14) Incorporated by reference to Form 8-K filed with the U.S. Securities and Exchange Commission on February 13, 2007

(15) Incorporated by reference to Form 8-K filed with the U.S. Securities and Exchange Commission on April 10, 2007

** Confidential treatment requested as to portions of the Exhibit. Omitted materials have been filed separately with the Securities and Exchange Commission.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPOSITE TECHNOLOGY CORPORATION
(Registrant)

By: /s/ Benton H Wilcoxon Benton H Wilcoxon Chief Executive Officer May 10, 2007