Form 10-Q
period 2007-06-30
COMPOSITE TECHNOLOGY CORP
filed 2007-08-09
CIK 317477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDING DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES ☒ NO ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of: August 6, 2007

CLASS	NUMBER OF SHARES OUTSTANDING
Common Stock, par value $0.001 per share	215,390,723 shares

COMPOSITE TECHNOLOGY CORPORATION
Form 10-Q for the Quarter ended June 30, 2007

ITEM 1

PART 1 - FINANCIAL STATEMENTS
COMPOSITE TECHNOLOGY CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2007	September 30, 2006
	Unaudited
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$26,207,657	$2,578,347
Accounts Receivable, net	11,730,610	9,473,863
Inventory, net	24,588,029	23,891,867
Prepaid expenses and other current assets	2,343,368	3,433,936

Total current assets	64,869,664	39,378,013

Investment in unconsolidated subsidiary	2,188,851	--
Long Term Trade Receivables	--	2,028,927
Property and Equipment, net	7,782,244	4,714,084
Goodwill and Intangible Assets	49,469,496	49,616,000
Other Assets	389,514	515,800
TOTAL ASSETS	$124,699,769	$96,252,824

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable and Other Accrued Liabilities	$15,309,237	$12,965,468
Deferred Revenues and Customer Advances	22,317,618	17,808,209
Warranty Provision	10,410,376	11,594,876
Convertible Notes and Capital Leases, current	4,890,407	6,309,900

Total Current Liabilities	52,927,638	48,678,453

LONG TERM LIABILITIES
Long Term Portion of Warranty Provision	3,857,369	3,059,328
Long-Term Portion of Deferred Revenues	960,593	2,304,492
Convertible Notes	16,532,984	111,038
Total Long-Term Liabilities	21,350,946	5,474,858

Total Liabilities	$74,278,584	$54,153,311

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common Stock, $.001 par value 300,000,000 shares authorized 205,453,677 and 178,635,325 issued and outstanding	205,454	178,635
Additional Paid-in Capital	171,835,669	137,461,330
Subscription Receivable	(378,000)	(378,000)
Accumulated Deficit	(121,272,085)	(95,125,955)
Accumulated Other Comprehensive Income (Loss)	30,147	(36,497)
Total Shareholders’ Equity	50,421,185	42,099,513
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$124,699,769	$96,252,824

The accompanying notes are an integral part of these financial statements

COMPOSITE TECHNOLOGY CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)
AND FOR THE NINE MONTHS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)

	Three Months ended June 30, 2007	Three Months ended June 30, 2006	Nine Months ended June 30, 2007	Nine Months ended June 30, 2006
Revenue:
Product Sales	$11,700,886	$1,785,420	$28,162,124	$2,838,839
Service Revenue	1,201,315	--	6,181,238	--
Consulting Revenue	--	--	--	550,000
Total Revenue	$12,902,201	$1,785,420	$34,343,362	$3,388,839

Cost of Product Sold	9,081,994	1,252,203	25,008,126	2,245,994
Cost of Service Revenue	3,275,297	--	7,750,323	--
Cost of Consulting Revenue	--	--	--	304,787
Gross margin	$544,910	$533,217	$1,584,913	$838,058

OPERATING EXPENSES
Officer compensation	378,071	149,034	875,767	363,528
General and administrative	2,614,287	1,238,751	8,728,696	4,707,684
Research and development	1,379,476	734,466	4,156,498	3,207,308
Sales and Marketing	2,249,180	406,334	6,433,570	1,304,312
Depreciation & Amortization	700,410	200,624	2,132,583	592,677
Reorganization Expense - Bankruptcy legal fees	--	61,911	--	635,140
Total operating expenses	$7,321,424	$2,791,120	$22,327,114	$10,810,649
LOSS FROM OPERATIONS	$(6,776,514)	$(2,257,903)	$(20,742,201)	$(9,972,591)
OTHER INCOME /(EXPENSE)
Interest expense	(1,457,266)	(1,249,676)	(3,471,337)	(1,947,448)
Interest income	42,416	106	102,708	15,817
Other income (expense)	60,486	3,529	269,895	10,586
Expense related to modification of warrants	(88,121)	--	(373,709)	(388,962)
Expense related to inducement of convertible debt	--	--	--	(2,250,005)
Litigation settlement expense	(290,720)	(702,000)	(2,193,687)	(802,000)
Gain (Loss) in Unconsolidated subsidiary	294,439	--	212,239	--
Reorganization item - adjustment to carrying value - Convertible Debt	--	--	--	(2,622,240)
Total other income/(expense)	$(1,438,766)	$(1,948,041)	$(5,453,891)	$(7,984,252)
Loss before Income Taxes	$(8,215,280)	$(4,205,944)	$(26,196,092)	$(17,956,843)
Income Taxes	$(91,681)	$--	$(39,248)	$2,656
NET LOSS before Minority Interest	(8,123,599)	(4,205,944)	(26,156,844)	(17,959,499)
Minority Interest in Consolidated Entity	--	--	10,718	--
NET LOSS	(8,123,599)	(4,205,944)	(26,146,126)	(17,959,499)
OTHER COMPREHENSIVE GAIN/(LOSS)
Foreign Currency Translation Adjustment net of tax of $0 , $0, $0, and $0	59,223	--	66,644	--
COMPREHENSIVE GAIN/(LOSS)	(8,064,376)	(4,205,944)	(26,079,482)	(17,959,499)
BASIC AND DILUTED LOSS PER SHARE	$(0.04)	(0.03)	(0.14)	(0.14)
TOTAL BASIC AND DILUTED LOSS PER SHARE AVAILABLE TO COMMON SHAREHOLDERS	$(0.04)	(0.03)	(0.14)	(0.14)
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING	185,004,408	135,918,498	180,884,695	131,272,920

The accompanying notes are an integral part of these financial statements.

COMPOSITE TECHNOLOGY CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JUNE 30, 2007 AND 2006

	For the Nine months ending June 30, 2007	For the Nine months ending June 30, 2006
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(26,146,126)	$(17,959,499)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation & Amortization	2,132,583	592,677
Amortization of prepaid expenses paid in stock	646,845	275,738
Interest related to detachable warrants and fixed conversion features	2,101,979	1,310,930
Inventory reserve expense	--	725,616
Expense related to fair value of vested options	1,386,418	627,375
Issuance of common stock for services	248,500	926,103
Issuance of common stock for settlement	165,720	702,000
Issuance of common stock for inducement of debt conversion	--	2,250,005
Issuance of warrants for services	164,208	410,386
Compensation expense related to modification of stock warrants	373,709	388,691
Reorganization item - adjustment to carrying value of convertible debt	--	2,622,240
(Gain) Loss in unconsolidated subsidiary	(212,239)	--
Other	--	(31,062)
(Increase) Decrease in Assets:
Accounts Receivable	(2,610,612)	22,463
Inventory	(4,629,540)	(1,678,852)
Prepaid expenses	550,799	(333,892)
Capitalized construction costs	--	304,787
Other assets	723,741	(72,269)
Increase (Decrease) in Liabilities
Accounts Payable and Accrued expenses	6,362,394	(653,891)
Accrued Warranty Liability	(386,459)	--
Deferred revenue	3,337,227	(387,213)
Net cash used in operating activities	$(15,790,853)	$(10,061,767)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of property and equipment	(5,042,762)	(371,102)
Cash investment in unconsolidated subsidiary	(401,921)	--
Net cash provided by (used in) investing activities	$(5,444,683)	$(371,102)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible debentures	21,455,500	9,500,000
Proceeds from issuance of common stock	23,455,745	--
Proceeds from exercise of warrants	115,000	656,908
Proceeds from Factoring Arrangements	1,800,000	--
Proceeds from Notes Payable	500,000	--
Proceeds from exercise of options	89,600	30,263
Payments on capital lease assets	(250,999)	(300,922)
Repayments of Notes Payable and Factoring Arrangements	(2,300,000)	--
Net cash provided by financing activities	$44,864,846	$9,866,249
Net increase/(decrease) in cash and cash equivalents	23,629,310	(546,620)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,578,347	807,815
CASH AND CASH EQUIVALENTS, END OF PERIOD	$26,207,657	$261,195

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR BANKRUPTCY ITEMS	$316,592	$899,871
INTEREST PAID	$714,348	$486,979
INCOME TAX PAID	$1,600	$2,656

The accompanying notes are an integral part of these financial statements.

Supplemental Schedule for Non Cash Financing Activities
During the first nine months of fiscal 2007, the Company issued:
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
10,973,585 warrants valued at the fair value of $5,169,656 at the issuance date as described in Note 8 were issued as part of the February, 2007 Senior Convertible Note transaction. We incorporated the fair value of these warrants into our beneficial conversion calculation for the debt discount described in Note 4.
1,316,827 warrants valued at the fair value of $610,613 at the issuance date as described in Note 8 were issued as fees related to the February, 2007 Senior Convertible Note transaction.
1,800,000 warrants valued at the fair value of $843,840 at the issuance date as described in Note 8 were issued in conjunction with the factored receivable arrangement.
629,128 warrants valued at the fair value of $194,573 at the issuance date as described in Note 8 were issued pursuant to anti-dilution protection provisions of our 2005 DIP financing as the result of our February, 2007 Convertible Debt offering.
152,341 warrants valued at the fair value of $61,868 at the issuance date as described in Note 8 were issued pursuant to anti-dilution protection provisions of our 2006 Bridge Notes financing as the result of anti-dilution of our February, 2007 Convertible Debt offering.
300,000 warrants valued at the fair value of $165,720 were issued in settlement of a legal dispute. The expense was recorded to other expense during the three and nine months ended June 30, 2007.
6,301,219 warrants valued at the fair value of $4,062,565 at the issuance date as described in Note 8 were issued in conjunction with the two PIPE equity placements.
1,511,358 warrants valued at the fair value of $974,524 at the issuance date as described in Note 8 were issued for services related to the two PIPE equity placements.
288,462 shares of common stock were issued for the conversion of $300,000 of our February, 2007 Convertible debt at the conversion price of $1.04 per share.
691,816 shares of common stock were issued for the conversion of $1,010,050 of our August, 2004 Convertible debt at the conversion price of $1.46 per share.
87,374 warrants valued at the fair value of $76,243 at the issuance date as described in Note 8 were issued for the anti-dilution impact of the 2006 Series A and the 2005 DIP warrants as a result of our June, 2007 PIPE equity issuances.

The Company had the following balances consolidated with the September 30, 2006 balance sheet figures related to the assets and liabilities of the Service business that was subsequently deconsolidated, as discussed in note 9. The cash balance at September 30, 2006 is included in the statement of cash flows as a cash investment in unconsolidated subsidiary for the nine months ending June 30, 2007:

Balance
Cash	$103,217
Accounts Receivable	1,468,416
Inventory	3,027,839
Property & Equipment	856,748
Total Assets	$5,456,220
Accounts Payable and Accrued Expenses	$(3,889,567)
Net Assets	$$1,566,653

COMPOSITE TECHNOLOGY CORPORATION
AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Company

     Composite Technology Corporation (“we”, “our”, “us,” “CTC” or the “Company”) originally incorporated in Florida and reincorporated in Nevada, is an Irvine, California based company focusing on manufacturing and marketing products that provide efficient and environmentally friendly transmission and generation of electricity. CTC operates in two segments: CTC Cable (“Cable”) and DeWind (“Wind”). The Cable Segment sells advanced composite core conductor ("ACCC") cables for electric transmission and distribution lines both as replacement for less efficient older technology steel cored cables and for new high capacity transmission lines. Our cable has a higher weight to electrical conductivity ratio than current industry standard transmission cables and we believe that it is a more efficient electrical conductor than current industry standards. We market our cable through distributor relationships in the US, China, and elsewhere in the world along with direct sales to public, private, and governmentally owned utilities and transmission line operators. In July, 2006 we acquired EU Energy, Ltd. and which has been operated as DeWind since the acquisition. The Wind segment sells wind powered electric generators under the brand name DeWind at 1.25 and 2.0 megawatts of rated power output per turbine unit. We market our wind turbines directly to wind farm operators in Europe, North America, and worldwide.

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

As further discussed in Note 9, on January 19, 2007 we agreed to amend our agreement between Enertrag AG that formed our E Services venture. This resulted in a decrease in our share of E Services share capital to 24.9%. Upon review of the new arrangement, the Company determined that E Services no longer met the reporting requirements for Variable Interest Entities under FIN 46R. As a result, effective as of January 19, 2007, the Company will record its interest in E Service as an investment using the equity reporting method rather than consolidate the assets, liabilities, and operations of E Service with those of the Company.

Estimates

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumption upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the period presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management's judgment in its application. There are also many areas in which management's judgment in selecting among available alternatives would not produce a materially different result. Our key estimates we use that rely upon management judgment includes:

-	the estimates pertaining to the likelihood of our accounts receivable collectibility;
-	the estimates pertaining to the valuation of our inventories;
-
the assumptions used to calculate fair value of our stocked based compensation, primarily the volatility component of the Black-Scholes-Merton option pricing model used to value our warrants and our employee and non-employee options;

-	the warranty, retrofit and availability provisions for our wind turbines; and
-	goodwill and intangible valuation.

Except as noted in this document, the methodology and assumptions used for the estimates pertaining to the activity during the quarter ended and nine months ended June 30, 2007 is consistent with the estimates included in our Form 10-K for the year ended September 30, 2006 and filed on December 26, 2006.

Reclassifications

Certain balances were reclassified to conform with current period presentation.

Recent Pronouncements

Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159) In February 2007, the FASB issued Statement No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159 permits entities to choose to measure certain financial instruments and certain other items at fair value for those financial assets and liabilities not currently required to be measured at fair value. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact of adopting SFAS 159 on our consolidated financial statements.

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

EITF Issue No. 06-7 Issuer’s Accounting for a Previously Bifurcated Conversion Option in a Convertible Debt Instrument When the Convesion Option No Longer Meets the Bifurcation Criteria in FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”
In November, 2006 the Emerging Issues Task Force (EITF) approved EITF Issue No. 06-7. EITF 06-7 provides clarification and guidance for bifurcated conversion options in convertible debt instruments where the bifurcation criteria of SFAS 133 are no longer met. EITF 06-7 is effective for changes to such criteria after November 29, 2006. We will use the guidance provided in EITF 06-7 on a prospective basis. The adoption of EITF 06-7 had no impact to our financial statements for the period ending June 30, 2007.

EITF Issue No. 07-3, "Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development Activities."
In June 2007, the EITF ratified EITF Issue No. 07-3, "Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development Activities."  EITF 07-3 provides that nonrefundable advance payments made for goods or services to be used in future research and development activities should be deferred and capitalized until such time as the related goods or services are delivered or are performed, at which point the amounts would be recognized as an expense. This issue is effective for fiscal years beginning after December 15, 2007.  We are currently evaluating the potential impact these standards may have on our financial position and results of operations, but do not believe the impact will be material.

FASB Interpretation No. 48 , “Accounting for Uncertainty in Income Taxes.”
In June 2006, the FASB issued FASB Interpretation No. 48  (“FIN 48”), “Accounting for Uncertainty in Income Taxes.”  This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.”  This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 will become effective for the Company in fiscal year 2008. Management of the Company does not expect the impact of this pronouncement to be material on the Company’s consolidated results of operations and financial condition.

NOTE 2 BANKRUPTCY

We emerged from Chapter 11 bankruptcy on November 18, 2005. We received a formal decree that we were no longer subject to Bankruptcy Court supervision on August 2, 2006.

As discussed in Note 3, for financial reporting purposes, the consolidated financial statements have been prepared on a going concern basis.

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

During the year ended September 30, 2006, the Company incurred a net loss of $(28,523,192) and negative cash flows from operations of $(6,263,703). In addition, the Company had an accumulated deficit of $(95,125,955) at September 30, 2006. For the nine month period June 30, 2007, the Company incurred a net loss of $(26,146,126) and had an accumulated deficit of $(121,272,085). The Company's ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time.

Commercial orders - cable: In January, 2007 we announced a minimum stocking order from Jiang-su Far East in China for 600 kilometers of cable valued between $7 million and $12 million per calendar quarter for twelve months at the minimum order levels. At the minimum order quantities anticipated from China under the stocking order, we anticipate that our sales under this contract alone at the minimum order levels will generate positive cash flows. We further expect that our ACCC products will continue to gain acceptance in the marketplace resulting in additional sales orders and positive cash flows from operations. Through August 9, 2007 we have firm orders representing revenues of approximately $11.2 million which are expected to be recognized within the next two fiscal quarters.

Commercial orders - wind turbines: Through August 9, 2007, we have received firm orders totaling approximately $53 million for expected delivery of wind turbines in late fiscal 2007 or fiscal 2008. Due to the capital required to produce our wind turbines related to required advance payments on turbine parts, we have attempted to provide for cash advances from our customers in our turbine supply agreements upon reaching certain milestones prior to delivery of the turbines to the customer. We may, however, require additional investment capital or use cash provided by our other business segments to source our turbine parts and produce the turbines.

Due to the increased demand for working capital in our turbine division, we believe our cash position as of June 30, 2007 of $26.2 million and expected cash flows from revenue orders are sufficient to fund operations for the next four calendar quarters. The nature of our wind turbine business is capital intensive, especially to fund future wind orders. The Company may issue stock, debt or other financial instruments for cash or for payment of services until our cash flows from the sales of our primary products is sufficient to sustain our operations or if we believe such a financing event would be a sound business strategy.

NOTE 4 - BALANCE SHEET DETAILS

Accounts Receivable

Accounts Receivable consisted of the following at June 30, 2007:

	June 30, 2007	September 30, 2006
Turbine products and service receivables	$10,387,832	$11,320,185
Cable products receivables	4,386,778	2,682,605
Reserves	(3,044,000)	(2,500,000)
Net Receivables	$11,730,610	$11,502,790

Inventories

Inventories consisted of the following at June 30, 2007:

	June 30, 2007	September 30, 2006
Raw Materials and Turbine Parts	$13,731,670	$15,614,107
Work-in-Progress	7,098,155	6,714,281
ACCC Finished Core, Cable, & Related Hardware	4,014,836	1,821,857
Gross Inventory	24,844,661	24,150,245
Reserves	(256,632)	(258,378)
Net Inventory	$24,588,029	$23,891,867

Deferred Revenues and Customer Deposits

Deferred Revenues and Customer Deposits represent balances billed or cash advanced to the Company in advance of completion of the revenue cycle.

The following table sets forth an analysis of deferred revenues and customer deposits as of June 30, 2007:

	June 30, 2007	September 30, 2006
Customer advances on turbines and turbine parts sales	$12,686,005	$10,807,423
Deferred revenues - Other Turbine related	7,948,714	8,969,852
Deferred revenues - Cable Sales	2,643,492	335,426
Total, Deferred revenues & customer advances	$23,278,211	$20,112,701
Balance included in current liabilities	(22,317,618)	(17,808,209)
Long Term Deferred Revenues	$960,593	$2,304,492

Warranty Reserve

Warranties relate to the product warranty, retrofit accruals, and availability guarantees for our wind turbines. We accrue for our product warranty costs at the time of shipment. These product warranty costs are estimated based upon our historical experience and specific identification of product requirements.

	June 30, 2007	September 30, 2006
Warranty	$5,186,126	$5,568,973
Retrofit	4,443,871	4,739,594
Availability	4,637,748	4,345,637
Total	$14,267,745	$14,654,204
Balance included in current liabilities	(10,410,376)	(11,594,876)
Long Term	$3,857,369	$3,059,328

The following table sets forth an analysis of warranty reserve activity for the nine months ended June 30, 2007 and the fiscal year ended September 30, 2006:

	June 30, 2007	September 30, 2006
Beginning balance	$14,654,204	$15,773,362
Additional reserves recorded to expense	4,040,441	440,226
Reserves utilized	(4,426,900)	(1,559,384)
Ending balance	$14,267,745	$14,654,204

Convertible Debt, Notes Payable, and Capital Leases

The following table sets forth an analysis of the company’s debt structure as of June 30, 2007:

	June 30, 2007	September 30, 2006
Convertible Debentures due August, 2007 net of discount of $268,857 and $0	$4,744,343	$6,023,250
Senior Convertible Debentures due January, 2010 net discount of $5,992,641 and $0	16,532,359	--
Capital Leases	146,689	397,688
Total Debt	21,423,391	6,420,938
Balance included in current liabilities	(4,890,407)	(6,309,900)
Long Term Debt	$16,532,984	$111,038

The following table reconciles the discount recorded for the two convertible note series

	August, 2004	February, 2007
Balance at September 30, 2006	$--	$--
Discount recorded at issuance	--	6,708,401
Intrinsic value of additional shares issuable upon debt conversion	381,704	243,922
Fair value of warrants due to warrant price reset	127,138	52,600
Amortization of discount to interest expense	(239,985)	(1,012,282)
Discount balance at June 30, 2007	$268,857	$5,992,641

In February, 2007 we sold $22,825,000 of Senior Convertible Notes to a group of private investors and valued the discount at issuance at $6,708,401 described in greater detail in our Form 10-Q filed May 9, 2007. The notes were originally convertible into common stock of the Company at a price of $1.04 and bear interest at the rate of 8% per year. In June, 2007, as a result of the Private Equity placements described in Note 8 we triggered anti-dilution provisions on the conversion feature from $1.04 to $1.03 and reset the price of the 10,973,585 detachable warrants issued with the convertible notes frrom $1.13 to $1.11. We recorded additional debt discount for the intrinsic value of the additional shares issuable upon conversion, valued on the date of the anti-dilution event and for the difference in the fair value of the warrants as described in Note 8.

During the quarter ended June 30, 2007 $300,000 of principal of the February, 2007 Senior Convertible Notes were converted at $1.04 per share into 288,462 shares of common stock.

As a result of our February, 2007 and June, 2007 financings we triggered the anti-dilution provisions for the August, 2004 Notes. We reduced the conversion price of our August, 2004 convertible debt from $1.55 at September 30, 2006 to $1.40 at June 30, 2007. We also reduced the warrant exercise price for the 4,307,725 related Debenture warrants from $1.55 to $1.40 per warrant. We recorded the intrinsic value of the additional shares issuable as additional discount valued at the market price of the shares on the date of the price reset and we valued the difference in fair value of the warrants as described in Note 8.

The note discount recorded will be amortized to interest expense over the expected life of the Notes, currently 2.7 years for the February, 2007 Notes and 1.5 months for the August, 2004 Notes. During the three and nine months ended June 30, 2007 the company recognized $879,571 and $1,252,267 in amortization expense against the combined debt discounts.

NOTE 5 - GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS

All of our goodwill and intangibles is related to our Wind segment. Information regarding our goodwill is as follows:

Wind
Segment
Balance as of September 30, 2006	$25,469,000
Adjustment to DeWind pre-acquisition inventory	831,496
Balance as of June 30, 2007	$26,300,496

We recorded an adjustment of $831,496 to goodwill to reflect a decrease in the recoverable value of the turbine inventory acquired during the EU acquisition dated July 3, 2006 by $642,496 and to increase the estimate of the turbine retrofit accrual by $189,000 at the July 3, 2006 acquisition date. As of September 30, 2006 we had made estimates of the liquidation value of the the remaining turbine inventory and during the 9 months ending June 30, 2007, certain turbines required additional costs to refurbish and we revalued the estimated recovery value of the remaining turbines. All remaining turbines are expected to be shipped by the end of our fiscal year ending September 30, 2007. The change in the retrofit accrual represents an increase in the estimated replacement of certain components that are projected to be replaced for certain of our D6 turbine models installed prior to the acquisition date, for which costs were undeterminable at the acquisition date. We do not expect to record any further adjustments to our goodwill balances related to the acquistion of EU Energy on July 3, 2006.

There were no additions to our acquisition-related intangible assets during the 9 month period ending June 30, 2007. Information regarding our other acquisition-related intangible assets is as follows:

	Gross Carrying Amount	Accumulated Amortization			Net Carrying Amount
	September 30,	Sept 30,		June 30,	June 30,
	2006	2006	Amortized	2007	2007
Supply Agreements	$12,347,000	$--	$--	$--	$12,347,000
Tech Transfer Agreements	3,131,000	--	--	--	3,131,000
Tradename	7,553,000	(94,400)	(283,200)	(377,600)	7,175,400
Service Contracts	1,442,000	(231,600)	(694,800)	(926,400)	515,600
	$24,473,000	$(326,000)	$(978,000)	$(1,304,000)	$23,169,000

Amortization expense of other acquisition-related intangible assets was $978,000 and $0 for the nine months ended June 30, 2007 and 2006, respectively. Our acquisition-related intangible assets are amortized on a per turbine unit shipped basis for the Supply and Technology Transfer Agreements, over the life of the underlying service contracts expiring through 2009, and on a 20 year straight line basis for the tradename.

Estimated amortization expense for other acquisition-related intangible assets on our June 30, 2007 balance sheet for the fiscal years ending September 30, is as follows:

Remainder of 2007	$326,000
2008	3,872,000
2009	4,379,000
2010	4,546,000
2011	3,595,000
Thereafter	6,451,000
$23,169,000

NOTE 6 - OPERATING SEGMENTS

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

CTC Cable Division
Located in Irvine, California with sales operations in Dallas, Atlanta, Lubeck, Germany, and Shanghai, China, the CTC Cable Division produces and sells ACCC electrical transmission cable and related ACCC hardware products. ACCC cable production is a two step process. The Irvine operations produce the high strength, light weight, low sag composite “core” (ACCC core) which is then shipped to one of three cable wrapping partners in Canada, Belgium, or Bahrain where the core is wrapped with conductive aluminum to become ACCC cable. ACCC cable and core is sold through a direct sales force and a distribution agreement with General Cable in the US and ACCC cable is sold outside the US directly to utilities. ACCC cable has been sold commercially since 2005 and is currently marketed worldwide to electrical utilities and transmission companies.

DeWind Turbine Division
The Wind division operates under the brand name DeWind. Located in Lubeck Germany with sales operations in Dallas, Texas, the DeWind Division produces, services, and sells DeWind turbines in the 1.25 and 2.0 Megawatt range. Prior to the acquisition of EU Energy on July 3, 2006, the DeWind Division had been inactive with no fiscal 2005 operating activity. For the quarter ending December 31, 2006, the DeWind segment consolidated the operations of the E Services VIE. For the quarter ending June 30, 2007 DeWind did not consolidate the operations of the E Services VIE as described in Note 9. Revenues and Operating Income for the E Services VIE for the quarter ending December 31, 2006 were $3,890,000 and $51,000 respectively.

The following table presents revenues, interdivision revenues and operating income (loss) for our segments:

	Three Months Ending June 30		Nine months Ending June 30
	2007	2006	2007	2006
Cable Segment
Revenues	$7,396,781	$1,785,420	$11,743,783	$3,388,839
Interdivision Revenues	--	--	--	--
Operating Income (Loss)	210,836	(1,142,635)	$(1,829,680)	$(5,270,151)

DeWind Segment
Revenues	$5,505,420	$--	$22,599,579	$--
Interdivision Revenues	--	--	--	--
Operating Income (Loss)	(5,219,550)	--	(13,530,136)	--

Corporate
Revenues	$--	$--	$--	$--
Interdivision Revenues	--	--	--	--
Operating Income (Loss)	(1,767,800)	(1,115,268)	(5,382,385)	(4,702,440)

Total
Revenues	$12,902,200	$1,785,420	$34,343,362	$3,388,839
Interdivision Revenues	--	--	--	--
Operating Income (Loss)	(6,776,514)	(2,257,903)	(20,742,201)	(9,972,591)

NOTE 7.  EQUITY BASED COMPENSATION

The Company issues equity based compensation in the form of stock options to its employees and consultants and historically via share grants. The company uses the guidelines of SFAS 123R which requires fair value calculation of the grant and recognition of the cost of employee services received in exchange for the award over the period the employee is required to perform the services.

The values of the derivative financial instruments are estimated using the Black-Scholes-Merton (Black-Scholes) option pricing model. Key assumptions used during the three months ended June 30, 2007 and 2006 to value options and warrants granted are as follows:

	Three Months Ended June 30,
	2007	2006
Risk Free Rate of Return	4.97%	4.28-4.36%
Volatility	98%	107%
Dividend yield	0%	0%

Our computation of expected volatility for the quarter ended June 30, 2007 is based on historical and expected volatility over the expected life of the options granted. Our computation of expected life is based on historical exercise patterns. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

On March 29, 2005, the Securities and Exchange Commission published Staff Accounting Bulletin No. 107 (SAB 107), which provides the Staff’s views on a variety of matters relating to stock-based payments. SAB 107 requires stock-based compensation to be classified in the same expense line items as cash compensation. Information about stock-based compensation included in the results of operations for the quarters and nine months ending June 30, 2007 and 2006 is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30
	2007	2006	2007	2006
Cost of Product Sold	$7,434	$--	$53,455	$--
Officer Compensation	118,017	87,373	228,280	161,068
Selling and marketing	223,052	17,014	421,878	23,331
Research and development	18,935	15,253	109,231	145,459
General and administrative	295,282	371,949	573,574	991,611
Totals	$662,720	$491,589	$1,386,418	$1,321,469

As of June 30, 2007, there was $7.7 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements related to stock options consisting of $7.1 million related to employee grants and $0.6 million related to consultant and director grants. The costs are expected to be recognized over a weighted-average period of 2.4 years.

Our stock options vest on an annual or a quarterly basis. For the remainder of fiscal 2007, we expect stock based compensation expense related to employee stock options of approximately $900,000 before income taxes. Such amounts may change as a result of additional grants, forfeitures, modifications in assumptions and other factors.

The following table summarizes the Stock Plan stock option activity as of June 30, 2007.

	Number of Options	Average Exercise Price
Outstanding, September 30, 2006	15,965,336	$0.82
Granted	3,555,000	$1.15
Exercised	(293,600)	$0.31
Cancelled	(3,776,600)	$1.04
OUTSTANDING, June 30, 2007	15,450,136	$0.84

EXERCISABLE, June 30, 2007	6,644,485	$0.59

The weighted-average remaining contractual life of the options outstanding at June 30, 2007 was 4.2 years. The exercise prices of the options outstanding at June 30, 2007 ranged from $0.25 to $1.42, and information relating to these options is as follows:

Range of Exercise Prices	Stock Options Outstanding	Stock Options Exercisable	Weighted Average Remaining Contractual Life in years	Weighted Average Exercise Price of Options Outstanding	Weighted Average Exercise Price of Options Exercisable
$0.25-0.49	2,448,432	2,398,432	4.26	$0.30	$0.30
$0.50-$0.99	2,775,000	2,520,833	4.26	$0.59	$0.58
$1.00-$1.49	10,226,704	1,725,220	4.25	$1.07	$1.03
Total	15,450,136	6,644,485

NOTE 8 - EQUITY

COMMON STOCK

During the nine months ended June 30, 2007, two employees and one consultant exercised 293,600 options for gross proceeds of $89,600 and one warrant holder exercised 115,000 warrants for gross proceeds of $115,000.

In June, 2007 the Company closed two private equity placements. Both of these placements constituted a dilutive issuance as defined in certain of the Company’s past financing agreements. The issuances resulted in exercise price adjustments to certain of our previously issued warrant series as well as the conversion price of our convertible debt.

June Private Equity Placements

On June 9, 2007, a total of 20,151,446 Units were sold to 17 institutional investors at a price of $0.99 per Unit for gross proceeds of $19,952,920. Each Unit consisted of one share of common stock and one-quarter of a warrant to purchase a share of common stock at an exercise price of $1.40 per warrant. A total of 20,151,446 shares of Common Stock and 5,038,590 warrants valued at the fair value of $0.6448 per warrant or $3,248,424 were issued. Capstone Investments acted as the primary investment advisor for this transaction and received cash fees of $1,197,175 in cash and 1,209,086 warrants at an exercise price of $1.40 per warrant valued at $0.6448 per warrant or $779,619. The cash and warrants issued to Capstone were recorded as offering costs.

On June 19, 2007, a total of 5,050,505 Units were sold to 1 institutional investor at a price of $0.99 per Unit for gross proceeds of $5,000,000. Each Unit consisted of one share of common stock and one-quarter of a warrant to purchase a share of common stock at an exercise price of $1.40 per warrant. A total of 5,050,505 shares of Common Stock and 1,262,626 warrants valued at the fair value of $0.6448 per warrant or $814,141 were issued. Capstone Investments acted as the primary investment advisor for this transaction and received cash fees of $300,000 in cash and 302,272 warrants at an exercise price of $1.40 per warrant or $194,905. The cash and warrants issued to Capstone were recorded as offering costs.

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

The following table summarizes the Warrant activity for the nine months ending June 30, 2007:

	Number of Warrants	Weighted-Average Exercise Price

Outstanding, September 30, 2006	11,488,393	$1.58
Granted	23,291,849	$1.13
Exercised	(115,000)	$1.00
Cancelled	--	$--
OUTSTANDING, June 30, 2007	34,665,242	$1.28

EXERCISABLE, June 30, 2007	34,665,242	$1.28

During the nine months ended June 30, 2007 we issued the following warrants exercisable to purchase an equal number of shares of common stock of the Company:

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

In February, 2007, in conjunction with the issuance of our $22,825,000 convertible debt offering, we issued 10,973,585 warrants to purchase an equal number of shares of common stock at an exercise price of $1.13 per warrant. The fair value of the warrants of $0.4711 per warrant or $5,169,656 was incorporated into the beneficial conversion feature as debt discount against the convertible debentures as described in Note 4. We also issued 1,316,827 warrants with an exercise price of $1.04 per warrant to Capstone Investments as part of their placement fee which were valued at $0.4637 per warrant for $610,613. The fair value of both sets of warrants was incorporated into the debt discount to our convertible debentures as described in Note 4 and which will be amortized to interest expense over the life of the convertible debt. We valued the warrants using the Black Scholes option pricing model with a volatility of 90.5%, a risk free rate of 4.85%, a life of 3 years, a 0% dividend rate and a market price of $0.87 per share.

In June, 2007 in conjunction with the issuance of $24,952,920 for our private equity units, we issued a total of 6,247,676 warrants on June 9, 2007 and 1,564,898 on June 19, 2007. We valued the warrants using the Black Scholes option pricing model with a volatility of 90%, a risk free rate of 4.97%, a life of 3 years, a 0% dividend rate and a market price of $1.16 at $0.6448 per warrant.

In conjunction with the issuance of our February, 2007 convertible debt and the June, 2007 private equity placements, we triggered anti-dilution provisions in certain of our existing warrant series. For additional warrants issued we calculated the fair value of the issuances using the Black-Scholes option pricing model. For warrants with price re-sets, we calculated the difference in their fair value immediately prior to reset and immediately after the price reset using the Black Scholes option pricing model. Our Black-Scholes calculations used the following assumptions for the February, 2007 anti-dilution re-pricings:

Volatility 82.9% - 91.4%
Risk free rate 4.6%-4.85%
Life - remaining life of warrant series ranging between 1.2 and 2.8 years
Dividend rate of 0%
Market price of the previous trading day close prior to the change event

The following table describes the total $335,179 fair value impact of the February, 2007 dilutive issuances on warrants subject to anti-dilution provisions:

	Warrants, after dilution	Additional warrants issued	Exercise price prior to dilution	Exercise price after dilution	Fair value of dilution impact	Notes
August, 2004 Debenture & Debenture Amend warrants	4,307,275	--	$1.55	$1.47	$49,591	(1)
Other Expense:
October, 2005 DIP Series 1	988,365	310,946	$1.22	$1.22	$99,092	(2)
October, 2005 DIP Series 2	995,601	318,182	$1.33	$1.32	$96,677	(2)
2006 Series A2	1,117,793	152,341	$1.55/$1.06	$1.04	$89,819	(3)
Subtotal, other expense impact at fair value					$285,588
Total impact at fair value					$335,179

(1)
The $49,591 recorded related to these warrants was recorded as additional debt discount to the August, 2004 Debentures and will be amortized ratably to interest expense through August, 2007, the due date of the convertible debentures.

(2)	The combined $195,769 was recorded to other expense as a warrant modification during the quarter ended March 31, 2007 and the nine months ended June 30, 2007.

(3)
We issued additional 2006 Series A2 warrants and reset the price of previously existing Series A2 warrants. We recorded $89,819 to other expense as a warrant modification during the quarter ended March 31, 2007 and the nine months ended June 30, 2007.

In March, 2007 we issued 1,800,000 warrants at $1.06 per warrant pursuant to a receivable factoring arrangement. We calculated the fair value of these warrants at $0.4688 per warrant or $843,840 using the Black Scholes option pricing model with a market price of $0.97, a dividend yield of 0%, a risk free rate of 4.7% and a volatility of 91.4%. We recorded this value as debt discount which was fully amortized to interest expense during the three months ended March 31, 2007 and the nine months ended June 30, 2007 since the debt was repaid in March, 2007.

In March, 2007, we agreed to modify the 600,000 warrants issued in May, 2006 to Media Relations Services. In exchange for extending their services contract by one year to June 30, 2009 we extended the life of all 600,000 warrants issued by one year to December 31, 2009 and we reduced the exercise prices of the 200,000 $2.00 warrants to $1.25 per warrant; the 200,000 $2.50 warrants to $1.50 per warrant, and the 200,000 $3.00 warrants to $1.75 per warrant. We calculated a fair value difference of $0.2317, $0.2420, and $0.2453 for the $1.25, $1.50, and $1.75 warrants respectively. The difference in fair value for the 600,000 warrants in total was $143,805 and was recorded as additional prepaid expense which will be combined with the remaining unamortized and previously recorded prepaid warrant and stock expense balance and the revised total will be amortized ratably over the remaining revised contract life through December 31, 2009. The fair values were calculated using the Black Scholes option pricing model with a market price of $0.97 per share, a volatility of 90%, a risk free rate of 4.85%, and a dividend yield of 0%.

In May, 2007 we settled a dispute with one holder of our Series A2 warrants. We issued 300,000 additional Series A2 warrants at an exercise price of $1.04 per warrant and an expiration of March 1, 2009. We recorded an expense of $165,720, the fair value of the warrants on the issuance date. We valued the warrants using the Black-Scholes option pricing model with a volatility of 91%, a market price of $1.12 per share, a risk free rate of 4.85% and a 1.75 year life at $0.5524 per warrant.

In June, 2007 we had two private equity issuances that resulted in the issuance of warrants, as described above, and which resulted in the triggering of certain anti-dilution protection provisions of past warrant series.’ Our Black-Scholes calculations used the following assumptions for the June, 2007 anti-dilution re-pricings and fair value calculations:

Volatility 82.9% - 98%
Risk free rate 4.6%-4.97%
Life - remaining life of warrant series ranging between 1.2 and 3.0 years
Dividend rate of 0%
Market price of the previous trading day close prior to the change event

The following table describes the $221,351 fair value impact resulting from our warrant anti-dilution provisions triggered by the two combined June, 2007 dilutive issuances:

	Warrants, after dilution	Additional warrants issued	Exercise price prior to dilutive event	Exercise price after dilutive event	Fair value of dilution impact	Notes
August, 2004 Debenture & Debenture Amend warrants	4,307,275	--	$1.47	$1.40	$77,547	(4)
February, 2007 Convertible Debt warrants	10,973,585	--	$1.13	$1.11	$52,600	(5)
February, 2007 services warrants	1,316,833	--	$1.04	$1.03	$3,083	(6)
Subtotal, Additional Debt Discount					$133,230

October, 2005 DIP Series 1	996,534	8,168	$1.22	$1.21	$6,397	(7)
October, 2005 DIP Series 2	1,003,201	7,600	$1.32	$1.31	$5,656	(7)
2006 Series A2	1,489,399	71,606	$1.04	$0.99	$64,280	(8)
June, 2007 PIPE warrants series 1	6,246,964	--	$1.40	$1.39	$11,789	(9)
Subtotal, Other expense					$88,121
Total dilutive impact at fair value					$221,351

(4)
The August 2004 Debenture warrants and the Debenture Amendment had their price reset to $1.40 per warrant. The difference in fair value as a result of the exercise price change of $77,547 was recorded as additional debt discount and will be amortized to interest expense through August, 2007, the due date of the convertible debentures.

(5)
The February, 2007 Debenture warrants had their exercise price reset to $1.12 for the first PIPE and to $1.11 per warrant for the second. The combined difference in fair value was $0.00457 per warrant as a result of the exercise price changes and $52,600 was recorded as additional debt discount and will be amortized to interest expense through January, 2010, the due date of the convertible debentures.

(6)
The February, 2007 Services warrants had their exercise price reset to $1.03 per warrant. The difference in fair value of $0.0023 per warrant as a result of the exercise price change or $3,083 was recorded to additional debt discount.

(7)
We reset the exercise prices of our October, 2005 DIP warrants resulting in the issuance of 8,168 Series 1 and 7,600 of Series 2 warrants at $1.21 and $1.31 exercise prices respectively and repriced 988,366 and 995,601 warrants to $1.21 and $1.31 respectively. The fair value of the warrants issued was $0.3957 and $0.3651 per warrant for the $1.21 and $1.31 warrants respectively and the fair value difference for the repriced warrants was approximately $0.003 per warrant. The fair value of the dilution impact, consisting of was recorded to other expense during the quarter and nine months ended June 30, 2007.

(8)
We issued additional 2006 Series A2 warrants and reset the exercise price of previously existing Series A2 warrants. We recorded $64,280 to other expense during the quarter and nine months ended June 30, 2007 representing the fair value of the following: 1,417,793 warrants had their exercise price reset from $1.04 per warrant to $0.99 per warrant at a fair value difference of $0.0166 per warrant and 71,606 additional warrants were issued at $0.99 per warrant at a fair value of $0.5690 per warrant.

(9)
The June, 2007 PIPE Series 1 warrants had their price reset to $1.39 per warrant. The difference in fair value of $0.0018 per warrant as a result of the exercise price change or $11,789 was recorded to other expense as a warrant modification.

The following table summarizes the warrants issued, outstanding, and exercisable as of June 30, 2007:

Warrant Series	Grant Date	Strike Price		Expiration Date	Warrants remaining	Proceeds if Exercised	Call feature
“December 2003”	Dec., 2003	$2.04		December, 2008	120,000	$ 244,800	(F)
August, 2004 Debenture warrants	Aug, 2004	$1.40	(A)	August, 2008	3,223,683	4,513,156	None
Debenture Amend	Nov, 2004	$1.40	(A)	November, 2008	1,083,592	1,517,029	None
Series S	Sept, 2004	$1.00		July, 2007	1,012,000	1,012,000	(G)
Series T	Sept, 2004	$1.00		July, 2008	160,000	160,000	None
Series U	Sept, 2004	$1.83		August, 2008	512,362	937,622	(H)
October, 2005 DIP Series 1	Oct, 2005	$1.21	(B)	October, 2008	996,538	1,205,811	None
October, 2005 DIP Series 2	Oct, 2005	$1.31	(C)	October, 2008	1,003,207	1,314,201	None
2006 Series A1	Mar, 2006	$1.55		March, 2009	150,000	232,500	None
2006 Series A2	Mar, 2006	$0.99	(D)	March, 2009	1,489,399	1,474,505	None
2006 Series B	Various 2006	$2.00		May, 2009	2,191,466	4,382,932	(I)
2006 Series C	May, 2006	$1.25		December, 2009	200,000	250,000	None
2006 Series D	May, 2006	$1.50		December, 2009	200,000	300,000	None
2006 Series E	May, 2006	$1.75		December, 2009	200,000	350,000	None
2007 Series F	Nov, 2006	$1.10		November, 2009	220,000	242,000	None
2007 Convertible Debt	Feb, 2007	$1.11	(E)	February, 2010	10,973,585	12,180,679	None
2007 Convertible Debt Fees	Mar, 2007	$1.03	(E)	February, 2010	1,316,833	1,356,338	None
2007 Factoring	Mar, 2007	$1.06		February, 2009	1,800,000	1,908,000	None
June PIPE Series 1	Jun, 2007	$1.39	(E)	June, 2010	6,247,676	8,684,270	None
June PIPE Series 2	Jun, 2007	$1.40	(E)	June, 2010	1,564,901	2,190,862	None
Total					34,665,242	$44,456,705

(A)
Subject to anti-dilution provisions. Price reset under a 100% of “new issue price” price reset in October, 2005 that converted to a weighted average formula in August, 2006. Certain future equity or equity equivalent issuances below $1.40 per share may result in additional price resets.

(B)
Subject to anti-dilution provisions. Price reset under a weighted average 115% of “new issue price” reset in June, 2007. Certain future warrant issuances with exercise prices below $1.05 per warrant may result in weighted average price re-set and additional issuances of warrants.

(C)
Subject to anti-dilution provisions. Price reset under a weighted average 125% of “new issue price” reset in February, 2007. Certain future warrant issuances with exercise prices below $1.05 per warrant may result in weighted average price re-set and additional issuances of warrants.

(D)
Subject anti-dilution provisions. Certain future equity or equity equivalent issuances below $0.99 per share may result in a price reset of 100% of the new issue price and additional issuances of warrants.

(E)
Subject to anti-dilution provisions. Certain future equity or equity equivalent issuances below the current exercise price per warrant may result in a weighted average price reset of the exercise price.

(F)	Callable if closing market price is 200% of strike price for 20 consecutive trading days

(G)	Callable if closing market price is 300% of strike price for 5 consecutive trading days

(H)	Callable if closing market price is 200% of strike price for one trading day

(I)	Callable if trading price is greater than $2.50 for 10 consecutive days

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

The following common stock equivalents were excluded from the calculation of diluted loss per share for the three and nine months ended June 30, 2007 and 2006 since their effect would have been anti-dilutive:

	June 30
	2007	2006
Options for common stock	15,450,136	9,815,171
Warrants	34,665,242	13,253,935
Convertible Debentures, if converted	25,449,791	6,204,033
	75,565,169	29,273,139

NOTE 9 - VARIABLE INTEREST ENTITY (VIE)

On October 1, 2006 and as described in the Form 8-K filed on October 3, 2006 the Company’s wholly owned subsidiary, EU Energy Service GmbH (EUES) entered into a recapitalization arrangement whereby 50% of the voting stock of EUES was sold to Enertrag AG, a turbine service customer of EUES and a new entity was created, called E Service. The new entity  functioned to service and maintain the combined installed turbines of DeWind in Europe and the turbine farms operated by Enertrag in Europe, primarily in Germany and Austria. The resulting combined operations doubled the number of turbines serviced by EUES prior to the agreement to approximately 900 turbines and was undertaken to increase the profitability of the turbine servicing of EUES and reduce the turbine service costs of Enertrag. The new entity was operated under joint control of both Enertrag and DeWind executives during the quarter ended December 31, 2006. Since the Company was considered to be the primary beneficiary of the VIE, during the quarter ended December 31, 2006, we had consolidated the assets and liabilities in our December 31, 2006 balance sheet and included the revenues and expenses in our statement of operations from October 1, 2006 through January 19, 2007.

On January 19, 2007 and as described in a Form 8-K filed on January 25, 2007, an amendment was ratified on the original agreement dated October 1, 2006. The January 19, 2007 amendment called for an immediate need to invest additional cash into E Service of 4,950,000 Euros ($6,600,000 at June 30, 2007 exchange rates). During this recapitalization, the share capital of the Company’s investment in E Service decreased from 50% to 24.9% and under the January, 2007 amendment we were required to invest 1,232,550 Euros ($1,595,782 at January 19, 2007 exchange rates). Subsequent to January 25, 2007 we amended the recapitalization agreement to require only the investment of 224,000 Euros ($298,704 at June 30, 2007 exchange rates). The Company has concluded that accounting for E Service as a VIE is no longer required since the Company is no longer the primary beneficiary. As a result, for the quarter ending June 30, 2007 we have not included the revenues and expenses in our statement of operations and we have not included the assets and liabilities in our balance sheet. The Company has accounted for our investment in E Service for the quarter ended June 30, 2007 under the equity method of accounting, which requires us to recognize to adjust our investment each quarter to reflect our ownership share of the operating income or loss of the investment. We have eliminated all intercompany profits related to our investment in this entity for the quarter ended June 30, 2007 and we have shown the carrying value of our investment of $2,188,851 as an asset on our balance sheet as of June 30, 2007.

As of June 30, 2007, the Company’s maximum exposure to loss is limited to the investment balance of $2,188,851. We have amounts payable to the entity of approximately $1,845,654 and which are included in Accounts Payable in the June, 2007 balance sheet. Excluding the June, 2007 balance due to the entity, no creditors or beneficial interest holders have any recourse to the general credit of the Company as a result of this variable interest entity.

NOTE 10 - COMMITMENT AND CONTINGENCIES

Please refer to the Commitment and Contingencies Note number 17 on page 87 of our Form 10-K filed on December 26, 2006 for a detailed listing of our commitments and contingencies. There were no material changes other than in the ordinary course of business and as updated in the Off Balance Sheet disclosure in Item 2 below.

During the quarter and nine months ended June 30, 2007 we began to negotiate supply contracts with numerous vendors for the purchase of wind turbine components for delivery beginning in fiscal 2008. These contracts are considered to be in the ordinary course of business under ordinary payment terms. Except for cash payments made as deposits on these contracts recorded to prepaid expenses and other current assets, we are not contractually obligated to make any material payments on these contracts until delivery. Except as described in Note 9 Variable Interest Entities and Note 11, Litigation, we made no material commitments and incurred no material contingencies.

NOTE 11 - LITIGATION

Enable v. Composite Technology Corporation

On May 11, 2007, Enable Growth Partners, Enable Opportunity Partners, and Pierce Diversified Strategy Master Fund (collectively “Enable”) filed a Complaint in the Supreme Court of the State of New York, County of New York, Index No. 601598/2007 (the “Claim”). Enable had previously invested $1,000,000 in the October, 2005 DIP financing and $1,000,000 in the March, 2006 Bridge Notes Financing. The Claim states that the Company failed to properly calculate the fair value of certain consideration that was given in September, 2006 as an inducement to convert the March, 2006 Bridge Notes of certain other investors. The Company represents that the market value on the date of the issuance of $1.06 was equal to the fair value of the consideration. Enable alleges that the fair value of the consideration was approximately $0.02 per share and thereby triggers additional anti-dilution protection for the warrants still held by the former convertible debt holders. If the Claim figure were to be upheld, a consideration of $0.02 per share would result in the required issuance of approximately 40,000,000 additional common shares and common share equivalents, representing approximately 20% of the current issued and outstanding share amount and further trigger additional anti-dilution for subsequent financing rounds resulting in further warrant price reductions and reductions of existing conversion prices for existing convertible debt. The Company believes the Claim has no merit and has not recorded a liability. The Company promptly filed a claim under its E&O insurance policy to cover potential damages and legal costs, retained legal counsel and intends to vigorously defend its position. On July 11,2007 the Company filed a motion to dismiss the claim. On July 31, 2007 Enable filed an opposition to the motion to dismiss. The Company is required to file a response to Enable’s opposition filing by August 10, 2007. No hearing has been set before the court and the presiding judge has not ruled on our motion to dismiss. On July 31, 2007 the Company received confirmation that the matter is covered under our primary E&O policy. We are awaiting notification of coverage under our supplemental E&O policy. Coverage is subject to a $200,000 retention for legal fees. Amounts in excess of this up to our policy limits are covered. We currently have primary coverage of $5,000,000 and supplemental coverage of an additional $5,000,000.

FKI Litigation

On May 3, 2007,  the Company and certain of its wind division subsidiaries (here referred to as “DeWind”) entered into a settlement agreement with FKI Engineering Ltd., FKI plc, and Brush Electrical Machines Ltd (collectively “FKI”) Under the terms of the agreement, the DeWind and FKI agreed to take all necessary steps to effect a stay of all of the disputes listed below effective until September 15, 2007 or other such date as the parties agree to in writing in order to allow sufficient time to effect the settlement agreement.  As part of the settlement agreement, the parties have agreed to use their best efforts to cause or procure the auditors of a German subsidiary of the Company to complete their audit of such German subsidiary’s statutory accounts for the fiscal years ending March 31, 2003, 2004, and 2005. It is expected that as part of the process of the completion of such audits, the auditors will identify any issues relating to the capital reserve accounts of the German subsidiary that are the subject of the disputes listed in 2 below and the counterclaim listed in 1.b&c below.  The De Wind and FKI parties have further agreed as part of the settlement agreement that if further assurance is required on possible legal issues regarding the German subsidiary’s capital structure and / or in relation to payments made into and / or out of the capital reserve account, then, the legal counsel of DeWind and FKI shall meet with a view to preparing a mutually acceptable statement regarding the capital account or hire an independent reputable and suitably experienced German law firm to prepare the statement that sets out the capital reserve accounts issues.  The resolution of the capital reserve accounts issues is not reasonably estimable at this time and no contingent asset has been recorded to date for any future funds potentially receivable from FKI, if any, to resolve the capital reserve account issues.   Assuming De Wind’s satisfaction with the statement referred to above, then,DeWind has agreed to make payments totaling 1,500,000 Euros ($2,024,850 at June 30, 2007 exchange rates) in two equal installments, one within seven days after the agreed upon capital account statements have been issued and one 90 days after the first installment.   These payments shall serve to settle all remaining claims currently existing between FKI and DeWind.  In the event that the auditors cannot complete their audit due to issues relating to the capital account of the German subsidiary or in the event that no statement as referred to above, and if required, is forthcoming, then the payments referred to above will not be made and the German subsidiary will have to pursue litigation to correct discrepancies in its capital reserve accounts. During the quarter ended June 30, 2007, since the balance due was probable and reasonably estimable, the Company recorded a litigation settlement accrual under the guidance of SFAS 5 and expensed the accrual to other expense in the statement of operations  of 1,452,000 Euros ($1,956,570 at June 30, 2007 exchange rates) to properly accrue for the settlement balance of 1,500,000 Euros ($2,024,850 at June 30, 2007 exchange rates).

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

EU Energy plc Indemnification Claim

On June 29, 2007 the Company filed a Claim Notice of Indemnification (the “Claim”) pursuant to the terms of the Share Exchange Agreement (the “Agreement) by and among Composite Technology Corporation and the shareholders of EU Energy plc and Michael Porter (EUE). The Claim asserts that the principals of EUE misrepresented the net assets of the date of acquisition of EU Energy by approximately $14.2 million. Under the terms of the Agreement, if the value of the net assets acquired under the transaction was misrepresented, the Company may make a claim against the shares issued to the majority holders. The Company believes that the values of certain assets were overstated and certain liabilities were not properly recorded as of the date of the acquisition. Any amount of claims determined to be valid are recoverable in shares of the Company’s common stock at a rate of $1.55 per share. If upheld in total, the claim would result in approximately 9.6 million shares of common stock returned to the Company by the two majority shareholders of EU Energy plc. The value of any returned shares, if any, will be recorded as a reduction of goodwill acquired. The Company has not recorded any goodwill adjustment for the quarter ended June 30, 2007 for this action and no shares have been returned to the Company as of August 8, 2007. The Company must resolve the matter with EUE within 90 days of the Claim date or file for adjudication in the appropriate court of law. To date, the Company has not filed for adjudication.

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

For the three and nine months ended June 30, 2007, we recorded consulting fees of $125,000 and $375,000, respectively. In addition, we paid $43,581 and $140,581 of reimburseable expenses for the three and nine months ended June 30, 2007, representing pass-through expenses for incidental expenses as well as patent and intellectual property related fees. All balances were expensed to Research and Development expenses. As of June 30, 2007 we had a balance due of $59,735 to TMA and TMG combined.

NOTE 13 - SUBSEQUENT EVENTS

Between July 1, 2007 and August 7, 2007, holders of $9,067,227 of our convertible debt converted their debt into 8,549,831 shares of common stock. Holders of $987,200 of the August, 2004 convertible debt converted at $1.40 per share and holders of $8,080,027 of the February, 2007 convertible debt converted at $1.03 per share.

On August 7, 2007, we accepted a change order to our June, 2007 order for wind turbines. The change order increased the total turbines sold under the order to 10 turbines and was accompanied by an additional $4.7 million cash payment. The turbines sold under this order are expected to be shipped in 2008.

ITEM 2- MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The following discussion and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” and similar terms. Our actual results could differ materially from any future performance suggested in this report as a result of factors, including those discussed in “Factors That May Affect Future Operating Results” and elsewhere in this report and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006. All forward-looking statements are based on information currently available to Composite Technology Corporation and we assume no obligation to update such forward-looking statements, except as required by law. Service marks, trademarks and trade names referred to in this Form 10-Q are the property of their respective owners.

OVERVIEW

The financial results for the quarter ending June 30, 2007 represented a key milestone in the Company’s drive to profitability and represented the successful execution on the Company’s growth strategy in the Cable division and progress on our growth strategy for the Wind division. In particular, our substantial revenue growth in the cable business resulted in our first fiscal quarter of operating income for that segment and which demonstrates proof of the viability of our cable business model. The Cable segment generated operating profits during the quarter of $210,836 including non cash charges (stock option and depreciation) of $356,772. Our Wind segment losses were in line with our expectations of this transition period after our 2006 acquisition of that business unit in that revenues consisted primarily of turbines in inventory and revenues and costs related to our legacy turbine installation base. We believe that we are executing our market strategy for our next generation turbine and substantial progress was made in our turbine development and operations including advances in the development of the turbine supply chain and the successful technical certification of our model D8.2 turbine. While our Wind segment did suffer from the cancellation of our initial commercial sale of D8.2 turbines to XRG due to non-payment, our management team believes that we will be able to successfully replace this order with new turbine orders in the fourth fiscal quarter of 2007 as discussed on page 29.

The Company made some key management changes during the quarter. In April, 2007 Michael Porter, the Company’s President and formerly the majority owner of DeWind retired and the Company promoted Marv Sepe to Chief Operating Officer of the Company. Mr. Sepe joined the Company in 2006 as President of CTC Cable, a position that he continues to hold. In April, the Company promoted Domonic “DJ” Carney as Chief Financial Officer. Mr. Carney joined the Company in 2005 and was formerly VP of Finance.

CTC conducts its operations in the following two business segments: the CTC Cable division and the DeWind Turbine division. The segments have been organized on the basis of products. All of each segment’s product revenues relate to external customers.

CTC Cable Division
Located in Irvine, California with sales operations in Dallas, Texas; Atlanta, Georgia; Lubeck, Germany; and Shanghai, China, the CTC Cable division produces and sells ACCC conductor and related ACCC hardware products for the electrical transmission market. ACCC conductor production is a two step process. The Irvine operations produce the high strength, light weight composite “core” (ACCC core) which is then shipped to one of three cable manufacturers in Canada, Belgium, or Bahrain where the core is stranded with conductive aluminum wire to become ACCC conductor. ACCC conductor is sold both through a distribution agreement with General Cable in the US and Canada as well as directly by CTC Cable to utility customers worldwide. At this time ACCC conductor is sold outside the US directly to utilities or distributors. ACCC conductor has been sold commercially since 2005 and is currently marketed worldwide to electrical utilities and transmission companies.

RECENT DEVELOPMENTS

During the quarter, we recognized ACCC cable revenues of $7.4 million representing an increase of 174% sequentially over the March, 2007 quarter, an increase of 314% over the June, 2006 quarter and our fiscal year to date revenues of $11.7 million represent an increase of 244% over the $3.4 million recognized for the nine months ended June 30, 2006. The $7.4 million of revenues consisted of $6.5 million representing 389 kilometers of ACCC conductor sold to our Chinese distribution partner and $0.9 million in the United States. At August 7, 2007, we had a non-cancelable order backlog for our conductor products of $11.3 million, primarily for ACCC conductor for delivery to our Chinese distributor. Our relations with our Chinese distributor are excellent and to date they have purchased nearly 1,300 kilometers under our contract of which we have shipped and recognized approximately 450 kilometers to date.

In January, 2007 we announced a three year distribution agreement with Jiangsu New Far East Cable Corporation’s subsidiary, Far East Composite Technology Company, where they agreed to purchase of a minimum of 600 kilometers of ACCC conductor or ACCC core per quarter for year one with increases to 900 kilometers and 1,200 kilometers per quarter in years two and three. During the first six months, the partner ordered over 1,280 kilometers of ACCC conductor and exceeded their minimum order required under the contract. We expect the minimum value of this contract to represent approximately $35.0 million of orders for the first calendar year beginning in February, 2007. Expected revenues per quarter under the contract are dependent on the size of the conductor ordered, whether it is ACCC conductor or ACCC core, and the timing of delivery but we expect revenues to average between $7 and 12 million per quarter for the first year of this arrangement for ACCC conductor sales and between $3.5 and 6 million per quarter for higher margin ACCC core sales, once Jiangsu is qualified to strand ACCC with aluminum wire. Jiangsu is currently beginning the process and is purchasing the necessary equipment required to strand ACCC core. The process includes a certification and quality control review that, once completed, will change the relationship from a sale of ACCC conductor to ACCC core. We expect their certification to be complete in early fiscal 2008.

We achieved gross margins of 28.6% for the June quarter, in line with our expected gross margin percentages and which reflect a drop of 4.0% from the March, 2007 quarter. Our margins were negatively impacted by two reasons. The primary reason was due to a change in product mix between the quarters and an increase in the revenue recognized to China. The March quarter included a greater proportion of revenues from our higher margin ACCC core product and the June quarter was nearly all lower margin ACCC conductor and related ACCC hardware sales. We were also impacted by an increase in the cost of aluminum. While we have price protection in our Chinese distribution agreement from significant swings in aluminum prices, we do not hedge the price of this commodity so price changes below our price protection thresholds impact our product costs since the cost of aluminum comprises a significant portion of the overall cost of ACCC conductor. During the quarter we also began to see additional operational efficiencies and cost savings due to better labor and materials utilization related to the production of our ACCC core product which is the precursor to the finished ACCC conductor product.

The Cable division’s sales focus continues to be on obtaining new and repeat orders from our US conductor customers, developing new relationships in targeted international markets including Europe and the Middle East and on fulfilling the orders and growth related to our long term supply agreement with our Chinese conductor distributor Jiangsu.

We continue to aggressively sell and market our ACCC products in the US. In March, 2007 we continued to leverage our internal sales efforts by announcing that we had signed sales representation agreements with three separate sales organizations which focus on selling products into the US transmission market. These agreements add an additional 21 sales people across 17 states and allow us to sell our product in areas that we previously had little or no sales coverage. We are beginning to see a greater volume of qualified sales leads from this relationship.

During the June, 2007 quarter we began to focus our marketing message on the efficiency of our ACCC conductor as compared to the traditional ACSR competitor. We are enhancing this message by creating sales and marketing tools that demonstrate that our ACCC conductor can reduce by over 30% the line losses typical of current ACSR conductors in transmission lines. We are also beginning to lobby governmental entities to present this message that ACCC conductors promotes greenhouse gas emission reduction by improving the power throughput of power lines since less generation is required to deliver the same amount of power to customers. We continue to focus on the engineering and design firms often responsible for the overall line design and component selection for transmission and electrical distribution projects. These firms are usually engaged by smaller utilities and providers that do not possess extensive in house engineering groups. We believe their understanding of the uses and benefits of ACCC conductor will provide a number of design-in opportunities. In April, 2007 we announced that our ACCC conductor’s design polynomials would be installed in the next version of PLS CADD transmission design software. This software is used by transmission design engineers during the design phase of transmission projects. The inclusion of ACCC conductors will allow our conductors to be compared directly with other conductor products during transmission line design.

Elsewhere in the world, we are developing relationships that we expect will begin to turn into conductor orders late in fiscal 2007 and beyond. Midal, our stranding licencee in the Middle East, became qualified to strand ACCC core, in April, 2007. We believe that this relationship will eventually result in additional ACCC conductor sales in the Middle East’s hot climates due to ACCC conductor’s ability to operate more efficiently and at much higher temperatures than the ACSR alternative. In May, 2007 we announced that our ACCC conductor was successfully installed at the United Kingdom’s National Grid test facility in Nottingham, UK. We have had ACCC conductor under evaluation by the National Grid since 2005 and this installation represents an important milestone in the approval process in the UK. We are also actively marketing ACCC conductor in France, Indonesia, India and Australia, with several projects quoted throughout the regions, as part of our strategy of partnering with key suppliers and engineering organizations that enjoy substantial market positions for bare overhead conductor.

The focus of our CTC cable operations during the three and nine month period ending June 30, 2007 has been to increase production to manage the large influx of orders from our China agreement and to continue to manage our key materials suppliers. We continue to work with our key carbon supplier and actively improve our relationship with that supplier and other carbon suppliers. We have received increased carbon allocations from our primary supplier during the June quarter and we believe that we will be able to source sufficient quantities of carbon to meet our expected ACCC conductor demand for the next six months. In April, 2007, we certified Midal in Bahrain as a certified conductor strander as our third supplier and successfully shipped ACCC conductor in April, 2007 with this supplier. We currently have three stranding suppliers available and we are working with our distributor in China to begin the procedures required for them to become a certified strander so that there is additional stranding capacity.

DeWind Division
The DeWind division operates under the brand name DeWind, which has manufactured and sold wind turbines since 1995 from Lubeck Germany. Currently, DeWind is operated from the Company’s Irvine offices with sales operations in Dallas, Texas and Lubeck, Germany along with Engineering and R&D operations in Lubeck, Germany. The DeWind division produces, services, and sells DeWind turbines in the 1.25 and 2.0 Megawatt range worldwide. We acquired DeWind during the EU Energy acquisition on July 3, 2006. Accordingly, we have incorporated DeWind’s operations into our financial results since that date.

RECENT DEVELOPMENTS

The DeWind division continues to identify and target near and long term sales opportunities for sales of DeWind wind turbines in the US and International locations. As of August 7, 2007 we have $53 million in firm turbine and turbine parts orders. Most recently, in June, 2007 we signed a contract to deliver five D8 turbines to a customer located in Chile. The turbines are scheduled for delivery in June, 2008 and will be produced out of the TECO facility in Texas. We received a cash deposit of $4.7 million upon the signature of this order, recorded to customer deposits as of June 30, 2007. With this order, we currently have firm turbine orders for approximately $40 million representing deliveries of thirteen D8 units, one D8.2 unit, and seven D6 units primarily scheduled for delivery in fiscal 2008. In addition to our turbine backlog, we have orders for approximately $13 million for D6 parts that will be sold to existing DeWind customers and to our Chinese licensing partners.

The $53 million order book does not include the turbines for XRG Development Partners LLC. In March, 2007, we signed our first order for D8.2 turbines for delivery in the United States with XRG Development Partners LLC. The order was for 18 D8.2 turbines at $2.2 million per turbine for a total order of approximately $40 million and the contract called for payments of $6 million in April, 2007 and $4 million in May, 2007. XRG did not make any payments and DeWind formally notified XRG of a payment default in May, 2007. Under the terms of the contract, after 30 days notice the contract can be cancelled by DeWind and contract was cancelled in June, 2007. The loss of this contract was a primary reason why CTC needed to raise additional funds through the private equity placements in June. Beginning in March, 2007, upon signature of the contract, DeWind began to commit to the supply chain for these units and spent a significant amount of working capital to ensure that sufficient materials would be delivered in time to complete the turbines for the XRG order.

Our revenues during the quarter ended June 30, 2007, consisted of sales of our turbine inventory acquired as part of the acquisition of EU Energy, now known as DeWind. Under US GAAP accounting rules, we are required to revalue acquired turbine inventory to “liquidation” value, which approximates sales value and which results in little or no income statement profit margin. Our revenues also included sales of parts for our D6 model to our licensee partners in China. The sale of these parts carried normal profit margin, but also provided strategic benefits by providing for much needed purchasing flow through our supply chain which in turn helped improve our relationships with our D8 and D8.2 supply chain vendors through increased purchasing activity. We do not expect that sales of turbine parts will be a substantial portion of our business past the middle of fiscal 2008.

Our operational focus for the DeWind division during the quarter was to position ourselves to demonstrate and produce our next generation D8.2 wind turbine to fulfill the XRG order and additional expected orders from other wind farm operators and utilities for delivery in 2008 and beyond. The effort consisted of continued testing of our D8.2 prototype at the Cuxhaven, Germany test site of the DEWI-Offshore Certification Centre and working with our TECO Westinghouse strategic relationship, as well as our supply chain vendors, to secure adequate turbine parts for our D8.2, D8, and D6 turbines. Testing continues on our prototype, which to date has passed all of the technical tests required and recently achieved type certification. The certification is important since it is often required by financial backers of our potential wind turbine customers prior to obtaining financing for their wind farms. We are currently building a prototype for the United States and expect that it will be completed and commissioned in September of 2007.

We continue to develop our supply chain and are moving to accelerate our production of the D8.2 model. In November, 2006, we announced an agreement with TECO Westinghouse Motor Company (TECO) in Round Rock, Texas to assist us in the assembly, supply, and servicing of our turbines. The agreement consists of three parts: a) TECO will assemble our turbine units at their plant in Texas. At full production, we expect that this plant will be able to produce two production lines of 4 turbine units per week for an estimated capacity of approximately 400 turbines per year; b) TECO will assist us in servicing our D8.2 units by leveraging their existing service teams. TECO services large electrical generators worldwide and already has the infrastructure to service similar wind generators in the US; c) TECO will assist us in developing and optimizing our turbine supply chain. TECO already has relationships with common parts suppliers and we expect that by the middle of 2008, TECO will manage a significant portion of our supply chain requirements. We expect to leverage their established infrastructure and that this will allow for turbine parts cost savings and improved purchasing terms. During the quarter, we worked actively to organize our supply chain to allow for an efficient hand-off to TECO once we receive our initial turbine orders.

In April, 2007 we began discussions with FKI to resolve all remaining litigation relating to the sale of DeWind by FKI and its related subsidiaries in addition to the German capital account issues that were in litigation. In May, 2007 we agreed to a settlement agreement as described in Note 11. Included in the agreement is a stay of all remaining litigation until September, 2007 to allow time to resolve the capital account issues. With this settlement and assuming the capital account issues are resolved, all remaining significant litigation issues would be resolved.

RESULTS OF OPERATIONS

Revenues, Cost of Revenues, and Gross Margins:

During the quarter ended June 30, 2007, the geographical allocation of consolidated revenues was:

Europe	18.4%
China	72.7%
Americas	8.9%

During the quarter, one customer in China represented 50.4% of revenues, one customer in China with 20.2% of revenues, one customer in Europe with 8.5% of revenues and one customer in North America with 7.0% of revenues. No other customer represented greater than 5% of consolidated revenues.

Our revenues and gross margin analysis are listed in the table below. All of the revenues and margins for the quarter ended June 30, 2006 relate to Cable sales since our DeWind segment was acquired from EU Energy in July, 2006.

	Three Months Ended June 30,				Nine months Ended June 30,
	2007			2006	2007			2006
(unaudited)	Cable Segment	DeWind Segment	Total	Total	Cable Segment	DeWind Segment	Total	Total
Product Sales -Cable	$7,396,781	$--	$7,396,781	$1,785,420	$11,743,783	$--	$11,743,783	$2,838,839
Product Sales - Turbines	--	4,304,105	4,304,105	--	--	16,394,856	16,394,856	--
Other Turbine Related Revenue	--	1,201,315	1,201,315	--	--	6,204,723	6,204,723	--
Consulting	--	--	--	--	--	--	--	550,000
Total Revenues	7,396,781	5,505,420	12,902,201	1,785,420	11,743,783	22,599,579	34,343,362	3,388,839

Cost of Sales - Cable	$5,281,480	$--	$5,281,480	$1,252,203	$8,446,855	$--	$8,446,855	$2,245,994
Cost of Sales - Turbines	--	3,800,514	3,800,514	--	--	16,561,271	16,561,272	--
Cost of Sales - Other turbine related	--	3,275,297	3,275,297	--	--	7,750,323	7,750,323	--
Cost of Sales - Consulting	--	--	--	--	--	--	--	304,787
Total Cost of Sales	5,281,480	7,075,811	12,357,291	1,252,203	8,446,855	24,311,594	33,758,449	2,550,781

Gross Margin - Cable	2,115,301	--	2,115,301	533,217	3,296,928	--	3,296,928	592,845
Gross Margin % - Cable	28.6%	--	28.6%	29.9%	28.1%	--	28.1%	20.9%
Gross Margin - Turbines	--	503,591	503,591	--	--	(166,415)	(166,415)	--
Gross Margin % - Turbines	--	11.7%	11.7%	--	--	-0.9%	-0.9%	--
Gross Margin - Other turbine related	--	(2,073,982)	(2,073,982)	--	--	(1,545,600)	(1,545,600)	--
Gross Margin % - Other turbine	--	-172.6%	-172.6%	--	--	-25.4%	-25.4%	--
Gross Margin - Consulting	--	--	--	--	--	--	--	245,213
Gross Margin % - Consulting	--	--	--	--	--	--	--	44.5%
Total Gross Margin	$2,115,301	$(1,570,391)	$544,910	$533,217	$3,296,928	$(1,712,015)	$1,584,913	$838,058
Total Gross Margin %	28.6%	-28.5%	4.2%	29.9%	28.1%	-7.6%	4.6%	24.7%

CABLE REVENUES. Cable revenues increased $5,611,361 or 314% from $1,785,420 at the three months ended June 30, 2006 to $7,396,781 for the three months ended June 30, 2007. Cable revenues increased $8,904,944 or 314 % from $2,838,839 for the nine months ended June 30, 2006 to $11,743,783 for the nine months ended June 30, 2007. This is primarily due to an increase in sales to China of $4.8 million for the quarter and $7.5 million for the nine months ended June 30, 2007.

Cost of Sales and resultant Gross Margin on cable revenues for the three and nine months ended June 30, 2007 represent materials, labor, freight, and allocated overhead costs to produce ACCC cable and related hardware. For the three months ended June 30, 2007, cable cost of sales increased $4,029,277 or 322% from $1,252,203 for the three months ended June 30, 2006 to $5,281,480. For the nine months ended June 30, 2007, cable cost of sales increased $6,200,861 or 276% from $2,245,994 for the nine months ended June 30, 2006 to $8,446,855. Costs of sales increases are reflective of increased revenue levels.

For the three months ended June 30, 2007, cable gross margin increased $1,582,084 or 297% from $533,217 to $2,115,301. For the nine months ended June 30, 2007, the cable gross margin increased $2,704,083 or 456% from $592,845 to $3,296,928 for the nine months ended June 30, 2006. Margin percentages improved over the previous year due to improvements in production processes and since the 2006 balances include the City of Kingman sale made under a bankruptcy settlement that carried very low profit margins. In addition, margin percentages for the three months and nine months ended June 30, 2007 were slightly lower than expected due to air freight expediting costs in order to meet our delivery schedule and increasing aluminum raw material costs.

TURBINE REVENUES Turbine revenues and related services were $4,304,105 and $16,394,856 for the three and nine months ended June 30, 2007 respectively. There are no comparable sales for the same periods in 2006 as we did not acquire the turbine group until July, 2006. Turbine revenues for the quarter ended June 30, 2007 consisted of $2.3 million of turbine sales, $2.0 million of turbine parts sales primarily to our Chinese license partners.

Cost of revenues for the turbines and related revenues is determined under the guidance of SFAS 141 acquisition accounting which requires us to record cost of sales at liquidation value less a nominal profit margin. As a result, our gross profit for the quarter is largely this nominal profit margin in addition to the margin generated by the sale of other turbine parts and related services for the three months and nine months ended June 30, 2007. During the quarter, this nominal margin was improved by the higher margin parts to our partners in China. We do not believe that these margin percentages are necessarily indicative of future profit margins of turbines produced by DeWind subsequent to the acquisition for our projected D6 or D8.2 sales.

There are no comparable costs of revenue numbers for the three and six month period ended June 30, 2006 as we did not acquire the turbine group until July, 2006.

OTHER TURBINE RELATED REVENUE AND COST OF REVENUES Other turbine related revenues and services were $1,201,315 and $6,204,723 for the three and nine months ended June 30, 2007. In October, 2006 we sold 50% of our turbine service division and created a 50% owned joint venture as described in Note 9. In January, 2007 we sold an additional share of E Services, reduced our ownership percentage to 24.9% and we no longer consolidate the revenues or cost of revenues for the turbines that were as had occurred in the December, 2006 fiscal quarter. Prior to the sale, we had recognized approximately $4.8 million of service revenues through December 31, 2006. Revenues recorded since January, 2007 consist of service and maintenance billings on turbines that are no longer under warranty and for amortization of deferred maintenance billings for turbines under warranty. Costs of revenue represent personnel and materials costs to service turbines including additional warranty and availability penalty expenses for turbines under warranty. A substantial portion of the remaining turbines under warranty have their warranty periods expire in 2008.

DeWind’s share of the gains related to E Services, were $294,439 and $212,239 for the three and nine months ended June 30, 2007, respectively and are included in other income/expenses. There are no comparable revenue or cost of revenue numbers for the three and nine months ended June 30, 2006 since we acquired DeWind in July, 2006.

CONSULTING REVENUES. Consulting revenues for the nine months ended June 30, 2006 consisted of consulting and technical services performed in fiscal 2004 and fiscal 2005 to the City of Kingman but which were recognized in November, 2005 after the contract was modified in our Chapter 11 bankruptcy. We do not expect any significant future consulting revenues and there were no comparable revenues during the quarters ended June 30, 2007 and 2006 respectively.

OPERATING EXPENSES

Operating expenses that are specifically identifiable for a given segment are included in that segment and are describe in further detail below. Operating expenses that are related to corporate governance are included in the Corporate classification. Corporate expenses are generally expenses related to our corporate officers and related compensation, corporate finance and expenses related to our public company status including securities related legal expenses and settlements, audit fees, and also for general corporate business development expenses and strategic intellectual property consulting fees.

Consolidated operating expenses increased $4.5 million or 162.3% from $2,791,119 in the three month period ended June 30, 2006 to $7,321,423 in the three months ended June 30, 2007. The increase was due to the addition of DeWind operating expenses of $3.6 million and increases in Corporate expenses of $0.7 million and Cable expenses of $0.2 million. The Corporate expenses were primarily related to increased officer compensation and general and administrative expenses. Cable expense increased due to increased sales and marketing expenses to support a higher revenue base. Operating expenses included SFAS 123R option expenses of $662,820 and $491,589 for the three months ended June 30, 2007 and 2006 respectively.

Operating expenses increased $11.5 million or 106.5% from $10,810,648 to $22,327,114 for the nine month period ended June 30, 2007. The increase was due to the addition of, DeWind operating expenses of $11.8 million, an increase of Corporate expenses of $0.4 million and a decrease of Cable expenses of $0.7 million. The Corporate expense increase was due to higher officer compensation and other corporate overhead expenses. The Cable expense decrease was due to lower R&D expenses which included a decrease in outsourced quality assurance expenses and decreased cable production related R&D which for much of 2006 were expensed to R&D but with full production beginning in 2007, these personnel related costs were classified into inventory and cost of sales costs. Operating expenses included SFAS 123R option expenses of $1,386,418 and $1,321,469 for the nine months ended June 30, 2007 and 2006 respectively.

The following table provides a comparative analysis of operating expenses.

	Three Months Ended June 30, 2007				Three Months Ended June 30, 2006
	Corporate	Cable	DeWind	Total	Corporate	Cable	DeWind	Total
Officer Compensation	$378,071	$--	$--	$378,071	$149,034	$--	$--	$149,034
General and Administrative	1,173,515	498,312	942,459	2,614,287	793,214	445,537	--	1,238,751
Research and Development	82,268	590,324	706,885	1,379,476	68,382	666,084	--	734,466
Sales and Marketing	133,946	625,351	1,489,883	2,249,180	42,727	363,607	--	406,334
Depreciation and Amortization	--	190,478	509,932	700,410	--	200,624	--	200,623
Reorganization Expense and Fees	--	--	--	--	61,911	--	--	61,911
Total Operating Expenses	$1,767,800	$1,904,465	$3,649,159	$7,321,424	$1,115,268	$1,675,852	$--	$2,791,120

	Nine Months Ended June 30, 2007				Nine Months Ended June 30, 2006
	Corporate	Cable	DeWind	Total	Corporate	Cable	DeWind	Total
Officer Compensation	$875,767	$--	$--	$875,767	$363,528	$--	$--	$363,528
General and Administrative	3,793,265	1,290,703	3,644,728	8,728,696	3,380,677	1,327,007	--	4,707,684
Research and Development	233,226	1,891,180	2,032,092	4,156,498	203,196	3,004,112	--	3,207,308
Sales and Marketing	224,350	1,604,395	4,604,825	6,433,570	119,896	1,184,416	--	1,304,312
Depreciation and Amortization	--	596,107	1,536,476	2,132,583	--	592,677	--	592,677
Reorganization Expense and Fees	--	--	--	--	635,140	--	--	635,140
Total Operating Expenses	$5,126,608	$5,382,385	$11,818,121	$22,327,114	$4,702,437	$6,108,212	$--	$10,810,649

OFFICER COMPENSATION. Officer compensation expense consists of salaries and SFAS 123R option expenses for our Chief Executive, Chief Financial Officer, Chief Operating Officer, and Secretary. Officer compensation expenses increased $229,037 or 154% from $149,034 for the three months ended June 30, 2006 to $378,071 for the three months ended June 30, 2007 and increased $512,239 or 141% from $363,528 for the nine months ended June 30, 2006 to $875,767 for the nine months ended June 30, 2007. The dollar increase was primarily due to the addition of the our Chief Operating Officer and Chief Financial Officers in the June 2007 quarter offset by the decrease in expenses related to our President, Michael Porter, who resigned in early April.

GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expenses consist primarily of salaries and employee benefits for administrative personnel, facilities costs, stock exchange fees, audit and Sarbanes Oxley compliance fees, insurance expenses, and legal, professional, and consulting expenses. Bankruptcy related legal expenses are captured in reorganization costs. General and administrative increased approximately $1,375,535 or 111% from $1,238,751 for the three months ended June 30, 2006 to $2,614,286 for the three months ended June 30, 2007. General and administrative expenses increased approximately $4,021,012 or 85% from $4,707,684 for the nine months ended June 30, 2006 to $8,728,696 for the nine months ended June 30, 2007. DeWind general and administrative expenses were $3,644,728 for the nine months ended June 30, 2007.

For the three months ended June 30, 2007, the dollar increase was due to the inclusion of the DeWind general and administrative costs of $942,000 and an increase of $380,000 for Corporate related activities. The Corporate increase was due to $92,000 in additional Corporate headcount related costs, $173,000 in SFAS 123R expense increases, and $207,000 in additional costs related to the debt and equity financings. These increases were offset by a decrease in legal professional fees of $95,000.

For the nine months ended June 30, 2007 the dollar increase was due to the inclusion of the DeWind general and administrative costs of $3,645,000 and an increase of $413,000 for Corporate related activities. The Corporate increase was due to an increase of $431,000 in SFAS 123R expenses, $359,000 in increased headcount related costs, $291,000 increase in professional fees related to additional audit and fees associated with the audit of DeWind’s operations in Germany, a $73,000 increase in amortized public relations fees paid in stock, and a $31,000 increase in outside director costs. These increases were offset by a $718,000 decrease in one time charges in 2006 related to the issuance of our 2005 Debtor in Possession financing in October, 2005 and the related induced conversion of this debt in January, 2006.

RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense consisted primarily of salaries for engineers, and expenses for consultants, recruiting, supplies, equipment, and facilities related to engineering projects to enhance and extend our composite materials intellectual property offerings, and our composite materials product technology and production processes.

Research and development expense increased $645,011 or 87.8% from $734,466 for the three months ended June 30, 2006 to $1,379,477 for the three months ended June 30, 2007. Research and development expense increased $949,190 or 29.5% from $3,207,308 for the nine months ended June 30, 2006 to $4,156,498 for the nine months ended June 30, 2007.

For the three months ending June 30, 2007 the increase was due to the inclusion of DeWind expenses of $706,885 offset by a decrease in CTC Cable development expenses of $76,000. The decrease was due mainly to a decrease in overhead and headcount related costs of $71,000. For the nine months ending June 30, 2007 the increase was due to the inclusion of DeWind’s development of $2,032,092 offset by a decrease in CTC Cable expenses of $1,083,000. The CTC Cable decrease was due to a decrease in headcount and overhead related costs of $679,000 which are incorporated in production costs through inventory and costs of sales in 2007 but expensed in 2006, a decrease of $585,000 in quality testing expenses which were contracted out in 2006 and are now performed internally and a reduction of $40,000 of SFAS 123R expenses.

SALES AND MARKETING EXPENSE. Sales and marketing expense consisted primarily of salaries for sales and marketing personnel, expenses for consultants, equipment, travel, and printed marketing literature and sales materials. Sales and marketing expense increased $1,842,846 or 454% from $406,334 for the three months ended June 30, 2006 to $2,249,180 for the three months ended June 30, 2007. Sales and marketing expense increased $5,129,258 or 393% from $1,304,312 for the nine months ended June 30, 2006 to $6,433,570 for the nine months ended June 30, 2007.

DeWind sales and marketing expenses represented significantly all of the increase including $1,489,883 and $4,604,825 for the three and nine month periods ending June 30, 2007 respectively. CTC Cable increases of $262,000 and $420,000 for the three and nine months periods ending June 30 represent increases in SFAS 123R expenses, increased commissions on the higher sales volume, and increased travel expenses. Corporate increases of $91,000 and $104,000 for the three and nine months periods ending June 30 represent increases in SFAS 123R expenses and corporate business development headcount related costs.

DEPRECIATION & AMORTIZATION EXPENSE. Depreciation expense consisted of depreciation on capitalized equipment, leasehold improvements, and other capital assets and amortization of acquired intangibles. Depreciation and amortization expense increased $499,787 or 249% from $200,623 for the three months ended June 30, 2006 to $700,410 for the three months ended June 30, 2007. Depreciation and amortization expense increased $1,539,906 or 260% from $592,677 for the nine month period ended June 30, 2006 to $2,132,583 for the nine months ended June 30, 2007. The dollar increase was primarily due to $509,932 and $1,536,476 attributable to DeWind fixed asset depreciation and intangible amortization for the three and nine months ending June 30, 2007, respectively.

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

INTEREST INCOME. Interest income increased $42,310 or 40,177% from $105 for the three months ended June 30, 2006 to $42,416 for the three months ended June 30, 2007. Interest income increased $86,891 or 549.4% from 15,817 for the nine months ended June 30, 2006 to $102,708 for the nine months ended June 30, 2007. The increase was due to the higher cash balances on hand as a result of the additional financing resources obtained in February, 2007.

INTEREST EXPENSE. Interest expense increased $207,590 or 16.6% from $1,249,676 for the three months ended June 30, 2006 to $1,457,266 for the three months ended June 30, 2007 and increased $1,523,889 or 78.3% from $1,947,448 for the nine months ended June 30, 2006 to $3,471,337 for the nine months ended June 30, 2007. The increase is due to the closing of our $22.8 million convertible debt offering in February, 2007 and the related cash and non-cash interest charges offset by a $0.7 million reduction in cash and non-cash interest related to the $3.5 million Bridge Notes from the June, 2006 quarter.

OTHER INCOME AND EXPENSES During the three months ended June 30, 2007, we recorded $290,720 as litigation settlement expense representing a settlement of an employment related matter and the issuance of 300,000 warrants valued at the fair value of $165,720 as described in Note 8 for the settlement of a dispute with an investor over warrant pricing. For the nine months ended June 30, 2007, we recorded an additional $1,902,967 and which represents a SFAS 5 accrual of estimated balances due under a tentative settlement of the FKI litigation negotiated in May, 2007 and accrued into the March, 2007 quarter. See also Note 11. As a result of warrant re-pricings pursuant to anti-dilution protections in certain of our warrant and convertible note agreements, we recorded $88,121 and $373,709 for the three and nine months ending June 30, 2007 respectively as expense for the modification of warrants and which reflects the difference in fair values before and after the re-pricings. See Notes 7 and 8.

INCOME TAXES. We made no provision for income taxes in the three months and nine months ended June 30, 2007 due to net losses incurred. Due to our continuing operating losses as well as the uncertainty of the timing of profitability in future periods, we have fully reserve our deferred tax assets. Tax expense represents statutory minimum tax payments, primarily in Europe for DeWind. As of June 30, 2007, our deferred tax assets continued to be fully reserved. We will continue to evaluate, on a quarterly basis, the positive and negative evidence affecting the realization of our deferred tax assets.

Net Loss

Our net income (losses) may be summarized as follows:

	Three Months Ended June 30,		Nine months Ended June 30,
	2007	2006	2007	2006
Corporate	$(3,251,556)	$(3,063,310)	$(9,045,076)	$(12,589,348)

Cable	210,836	(1,142,634)	(2,085,457)	(5,370,151)

DeWind	(5,082,879)	--	(15,015,593)	--

Total	$(8,123,599)	$(4,205,944)	$(26,146,126)	$(17,959,499)

For the three months ended June 30 2007, the increase in our net loss of $3.9 million from $4,205,944 to $8,123,599 was the result of the impact of our DeWind acquisition, which amounted to an increase of $5.1 million of net loss offset by a movement to profitability for the Cable segment representing a $1.4 million improvement and additional Corporate losses of $0.2 million. The Cable segment improvement was due to increased gross margin of $1.6 million, the result of significant revenue growth and an increase in operating expenses of $0.2 million to support the revenue growth. Corporate expense increase represents an increase in operating expenses of $0.6 million, an increase in interest expense of $0.2 million offset by a decrease in other expenses and litigation related settlements of $0.6 million.

For the nine months ended June 30, 2007, the increase in our net loss of $8.1 million from $17,959,499 to $26,146,126 was the result of the impact of our DeWind acquisition, which amounted to an increase of $15.0 million of losses offset by $3.2 million lower net losses for our Cable segment and $3.6 million for the Corporate expenses. The Cable loss reduction was the result of additional gross margin of $2.7 million caused by increased revenue volume and a reduction of operating expenses of $0.7 million. The Corporate loss reduction was the net effect of $4.9 million reduction of non-cash charges related to convertible debt conversions and bankruptcy accounting expense acceleration related to convertible debt, offset by an increase of net interest expense of $1.4 million, an increase in operating expenses of $0.4 million and a decrease in securities and corporate related litigation settlements of $0.5 million.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, our principal sources of working capital have been private debt issuances and equity financings.

For the nine months ended June 30, 2007, we had a net loss of $26.1 million. At June 30, 2007 we had $26.2 million of cash and cash equivalents, which represented an increase of $23.7 million from September 30, 2006. The increase was due to cash used by operations of $15.8 million and cash used in investing activities of $5.4 million, primarily the purchase of our prototype turbine offset by $44.9 million in net proceeds provided by financing activities, primarily net proceeds from our $22.8 million convertible note offering in February, 2007 and our $25.0 million PIPE equity offerings in June, 2007.

Cash used by operations during the nine months ended June 30, 2007 of $15,790,853 was the result of operating losses, offset by depreciation, amortization, and non-cash compensation expenses and working capital requirements. During the first six months ending March, 2007, cash used from operations was $13.5 million and consisted of considerable investments in both our CTC Cable and Turbine businesses to purchase key raw materials and turbine parts. While our turbine component purchases continue, during the June, 2007 quarter, we reduced our cash usage to $2.3 million, primarily the result of cash generated by the cable segment and a $4.7 million customer deposit on a 5 unit wind turbine order offset by cash used in our turbine segment for operations and component purchases and for corporate activities including our debt service on our $27.5M of debt remaining at June 30, 2007. Cash used by investing activities of $5,444,683 was primarily the capitalization of our prototype turbine and the cash investment required by our E Services entity. Cash provided by financing of $44,864,846 was primarily due to the net cash proceeds from the $22.8 million Convertible Note offering in February, 2007 and our $25 million PIPE equity financings in June, 2007.

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

OFF BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

There are no off balance sheet arrangements. The following table summarizes our contractual obligations and commitments as of June 30, 2007:

Contractual Obligations	Total	Less than 1 year	1-3 years	More than 3 Years
Debt Obligations	$27,538,200	$5,013,200	$22,525,000	$--
Capital Lease Obligations	$155,268	$155,268	$--	$--
Operating Lease Obligations	$4,416,653	$1,519,205	$2,897,448	$--

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk relates primarily to our cash balances and the effect that changes in interest rates have on the interest earned on that portfolio. Our convertible notes and debentures bear a fixed rate of interest.

As of June 30, 2007 we did not hold any derivative financial instruments for speculative or trading purposes. The primary objective of our investment activities is the preservation of principal while maximizing investment income and minimizing risk. As of June 30, 2007, we had $26.2 million in cash, cash equivalents and short-term investments that mature in twelve months or less. Due to the short duration of these financial instruments, we do not expect that a change in interest rates would result in any material loss to our investment portfolio.

We currently purchase a substantial portion of our turbine materials from suppliers in Europe under purchase agreements denominated in Euros. We currently do not hedge against the Euro.

ITEM 4: CONTROLS AND PROCEDURES

Based on an evaluation under the supervision and with the participation of the Company's management, including the Chief Executive Officer, the Chief Financial Officer and the Chief Operating Officer, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined under the Securities Exchange Act of 1934, as amended (Exchange Act)) were not effective as of June 30, 2007 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

During management's review of our internal control structure under Sarbanes-Oxley section 404, for the fiscal year ending September 30, 2006, we determined the following to be material weaknesses:

Entity level Processes and weaknesses. As of September 30, 2006, the following material weaknesses existed related to general processes and weaknesses for the entity taken as a whole:

●	Proper segregation of duties and inadequate training did not exist as well as an inadequate number of accounting and finance personnel staff at fiscal year end.

●
The Company had a one member Audit Committee, a one member Compensation Committee, and had a designated financial expert on the Board of Directors since January of 2006. Until December, 2005 we only had a two person non-independent Board of Directors and from January, 2006 through November, 2006 we had one independent director and two non-independent directors comprising our Board of Directors.

●	The Company did not have an independent internal audit function due to the small size of the organization.

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

Information Technology Controls (ITCs) . ITCs are policies and procedures that relate to many applications and support the effective functioning of application controls by helping to ensure the continued proper operation of information systems. ITGCs include four basic information technology (IT) areas relevant to internal control over financial reporting: program development, program changes, computer operations, and access to programs and data. As of September 30, 2006, a material weakness existed relating to our information technology general controls, including ineffective controls relating to:

●	Access to programs and data including (1) user administration, (2) application and system configurations, and (3) periodic user access validation.

Inventory Processes. As of September 30, 2006, the following material weaknesses existed related to ineffective controls over our inventory processes:

●
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

During the nine months ended June 30, 2007 the Company improved the internal control structure and addressed the identified material weaknesses existing in 2006 described above, as follows:

(1)	The Company promoted an individual to be Chief Financial Officer who will be tasked with further section 404 compliance responsibility and provide additional oversight to financial transactions.

(2)
Hiring additional accounting and operations personnel with CPA certifications and public reporting experience and engaged outside contractors with additional technical accounting expertise, as needed, and reorganizing the accounting and finance department to ensure that accounting personnel with adequate experience, skills and knowledge relating to complex, non-routine transactions are directly involved in the review and accounting evaluation of our complex, non-routine transactions;

(3)
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

(4)	Requiring senior accounting personnel and the principal accounting officer to review complex, non-routine transactions to evaluate and approve the accounting treatment for such transactions.

(5)	Interviewing prospective new independent Directors for our Board including members willing to serve on the Audit and Compensation committees.

(6)	Evaluating the internal audit function in relation to the Company’s financial resources and requirements. We expect to pursue a strategy of outsourcing our internal audit function in late fiscal 2007.

(7)	Continuing the evaluation of the DeWind accounting and financial systems including documentation and implementation of accounting policies and procedures.

(8)
Initiating an Enterprise software system enhancement project to improve the tracking of inventory and further automate the sales order to cash, inventory and production, and procure to pay system processes for our US and European operations and to provide for additional ITC controls. These improvements are projected for completion in fiscal 2008.

All of these steps are in process and plans are in place to hire additional staff to help remediate the control weaknesses identified as of September 30, 2006 and for those weaknesses identified in the DeWind accounting and financial control structure.

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than the remediation measures which are described above.

Singer Lewak Greenbaum & Goldstein LLP, our independent registered public accounting firm, has audited management's assessment of the effectiveness of the Company's internal control over financial reporting as of September 30, 2005 and 2006 as stated in their report which appears in this Annual Report on Form 10-K.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

There have been no material changes to the Legal Proceedings described in Form 10-K filed December 26, 2006 except as described below and noted in Footnote 11 to the financial statements in this document.

Enable et al v. Composite Technology Corporation

On May 11, 2007, Enable Growth Partners, Enable Opportunity Partners, and Pierce Diversified Strategy Master Fund (collectively “Enable”) filed a Complaint in the Supreme Court of the State of New York, County of New York, Index No. 601598/2007 (the “Claim”). Enable had previously invested $1,000,000 in the October, 2005 DIP financing and $1,000,000 in the March, 2006 Bridge Notes Financing. The Claim states that the Company failed to properly calculate the fair value of certain consideration that was given in September, 2006 as an inducement to convert the March, 2006 Bridge Notes of certain other investors. The Company represents that the market value on the date of the issuance of $1.06 was equal to the fair value of the consideration. Enable alleges that the fair value of the consideration was approximately $0.02 per share and thereby triggers additional anti-dilution protection for the warrants still held by the former convertible debt holders. If the Claim figure were to be upheld, a consideration of $0.02 per share would result in the required issuance of approximately 40,000,000 additional common shares and common share equivalents, representing approximately 20% of the current issued and outstanding share amount and further trigger additional anti-dilution for subsequent financing rounds resulting in further warrant price reductions and reductions of existing conversion prices for existing convertible debt. The Company believes the Claim has no merit and has not recorded a liability. The Company promptly filed a claim under its E&O insurance policy to cover potential damages and legal costs, retained legal counsel and intends to vigorously defend its position. On July 11,2007 the Company filed a motion to dismiss the claim. On July 31, 2007 Enable filed an opposition to the motion to dismiss. The Company is required to file a response to Enable’s opposition filing by August 10, 2007. No hearing has been set before the court and the presiding judge has not ruled on our motion to dismiss. On July 31, 2007 the Company received confirmation that the matter is covered under our primary E&O policy. We are awaiting notification of coverage under our supplemental E&O policy. Coverage is subject to a $200,000 retention for legal fees. Amounts in excess of this up to our policy limits are covered. We currently have primary coverage of $5,000,000 and supplemental coverage of an additional $5,000,000.

FKI Litigation

On May 3, 2007,  the Company and certain of its wind division subsidiaries (here referred to as “DeWind”) entered into a settlement agreement with FKI Engineering Ltd., FKI plc, and Brush Electrical Machines Ltd (collectively “FKI”) Under the terms of the agreement, the DeWind and FKI agreed to take all necessary steps to effect a stay of all of the disputes listed below effective until September 15, 2007 or other such date as the parties agree to in writing in order to allow sufficient time to effect the settlement agreement.  As part of the settlement agreement, the parties have agreed to use their best efforts to cause or procure the auditors of a German subsidiary of the Company to complete their audit of such German subsidiary’s statutory accounts for the fiscal years ending March 31, 2003, 2004, and 2005. It is expected that as part of the process of the completion of such audits, the auditors will identify any issues relating to the capital reserve accounts of the German subsidiary that are the subject of the disputes listed in 2 below and the counterclaim listed in 1.b&c below.  The De Wind and FKI parties have further agreed as part of the settlement agreement that if further assurance is required on possible legal issues regarding the German subsidiary’s capital structure and / or in relation to payments made into and / or out of the capital reserve account, then, the legal counsel of DeWind and FKI shall meet with a view to preparing a mutually acceptable statement regarding the capital account or hire an independent reputable and suitably experienced German law firm to prepare the statement that sets out the capital reserve accounts issues.  The resolution of the capital reserve accounts issues is not reasonably estimable at this time and no contingent asset has been recorded to date for any future funds potentially receivable from FKI, if any, to resolve the capital reserve account issues.   Assuming De Wind’s satisfaction with the statement referred to above, then,DeWind has agreed to make payments totaling 1,500,000 Euros ($2,024,850 at June 30, 2007 exchange rates) in two equal installments, one within seven days after the agreed upon capital account statements have been issued and one 90 days after the first installment.   These payments shall serve to settle all remaining claims currently existing between FKI and DeWind.  In the event that the auditors cannot complete their audit due to issues relating to the capital account of the German subsidiary or in the event that no statement as referred to above, and if required, is forthcoming, then the payments referred to above will not be made and the German subsidiary will have to pursue litigation to correct discrepancies in its capital reserve accounts. During the quarter ended June 30, 2007, since the balance due was probable and reasonably estimable, the Company recorded a litigation settlement accrual under the guidance of SFAS 5 and expensed the accrual to other expense in the statement of operations  of 1,452,000 Euros ($1,956,570 at June 30, 2007 exchange rates) to properly accrue for the settlement balance of 1,500,000 Euros ($2,024,850 at June 30, 2007 exchange rates).

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

EU Energy plc Indemnification Claim

On June 29, 2007 the Company filed a Claim Notice of Indemnification (the “Claim”) pursuant to the terms of the Share Exchange Agreement (the “Agreement) by and among Composite Technology Corporation and the shareholders of EU Energy plc and Michael Porter (EUE). The Claim asserts that the principals of EUE misrepresented the net assets of the date of acquisition of EU Energy by approximately $14.2 million. Under the terms of the Agreement, if the value of the net assets acquired under the transaction was misrepresented, the Company may make a claim against the shares issued to the majority holders. The Company believes that the values of certain assets were overstated and certain liabilities were not properly recorded as of the date of the acquisition. Any amount of claims determined to be valid are recoverable in shares of the Company’s common stock at a rate of $1.55 per share. If upheld in total, the claim would result in approximately 9.6 million shares of common stock returned to the Company by the two majority shareholders of EU Energy plc. The value of any returned shares, if any, will be recorded as a reduction of goodwill acquired. The Company has not recorded any goodwill adjustment for the quarter ended June 30, 2007 for this action and no shares have been returned to the Company as of August 8, 2007. The Company must resolve the matter with EUE within 90 days of the Claim date or file for adjudication in the appropriate court of law. To date, the Company has not filed for adjudication.

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

WE EXPECT FUTURE LOSSES AND OUR FUTURE PROFITABILITY IS UNCERTAIN.
Prior to acquiring Transmission Technology Corporation, or TTC, in November 2001, we were a shell corporation having no operating history, revenues from operations, or assets since December 31, 1989. We have recorded approximately $15.7 million in ACCC product sales since inception and we have $29.2 million in Turbine and related services revenues since the acquisition of DeWind on July 3, 2006. Historically, we have incurred substantial losses and we may experience significant quarterly and annual losses for the foreseeable future. We may never become profitable. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. We expect the need to significantly increase our product development and product prototype and equipment prototype production expenses, as necessary. As a result, we will need to generate significant revenues and earnings to achieve and maintain profitability.

WE HAVE A SIGNIFICANT PORTION OF OUR CURRENT REVENUES AND ORDER BOOKINGS WITH A SMALL NUMBER OF CUSTOMERS. WE HAVE A HISTORY OF CUSTOMERS WITH NON PAYMENT OR PAYMENT DELAYS UNDER OUR CONTRACTS.
For both our cable and turbine business units, revenues recognized over the past three fiscal quarters and order bookings received to date are concentrated with a very small number of customers, primarily our ACCC conductor distribution partner in China and our initial wind turbine contracts consisting substantially of one US contract for our D8.2 turbine model for approximately $40M and one contract for D8 turbines for approximately $19M. Further, our first D8.2 turbine customer missed the payment deadline for their initial payments required under their wind turbine purchase contract and in June, 2007 we terminated the contract for non-payment. We can provide no assurance that this customer or any other turbine customers will make the advance payments required under our turbine contracts that are necessary to provide us with sufficient capital to build our wind turbines. The loss of one or more of our customers or material changes to the contracts with or payment terms of these customers may result in a significant business interruption through reduced revenues, reduced cash flows, delays in revenues or cash flows and such delays or reductions could have a material impact on the future revenue growth and profitability of the Company. Such loss of customers or material adverse changes to these contracts may also force us to such debt or equity financings that may be dilutive to shareholder's interests.

OUR INDEPENDENT AUDITORS HAVE ISSUED A QUALIFIED REPORT AS OF AND FOR THE YEAR ENDED SEPTEMBER 30, 2006 WITH RESPECT TO OUR ABILITY TO CONTINUE AS A GOING CONCERN, AND WE MAY NEVER ACHIEVE PROFITABILITY.
Since inception, our accountants have issued a report relating to our audited financial statements which contains a qualification with respect to our ability to continue as a going concern because, among other things, our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future or to obtain the necessary financing to meet our obligations and repay our liabilities from normal business operations when they come due. There is no guarantee that the products will be accepted or provide a marketable advantage, and therefore, no guarantee that the commercialization will ever be profitable. For the nine months ended June 30, 2007 we had a net loss of $26,146,126 and negative cash flows from operations of $15,790,853. For the year ended September 30, 2006, we had a net loss of $28,523,192 and negative cash flows from operations of $6,263,703. For the fiscal year ended September 30, 2005, we had a net loss of $40,163,407 and negative cash flows from operations of $2,439,151. For the fiscal year ended September 30, 2004, we had net losses of $14,687,875 and negative cash flows from operations of $18,735,430. As of June 30, 2007, our accumulated deficit was $121,272,085.

BECAUSE WE ARE IN AN EARLY STAGE OF COMMERCIALIZATION, OUR LIMITED HISTORY OF CABLE OPERATIONS AND OUR EARLY STAGE OF COMMERCIALIZATION FOR OUR NEW WIND PRODUCTS MAKES EVALUATION OF OUR BUSINESS AND FUTURE GROWTH PROSPECTS DIFFICULT.
Since our reorganization in 2001, we have had a limited operating history and are at an early stage of commercialization of a new technology product to a market unused to using new technologies. We made our ACCC available and entered into our first commercial agreement in 2003. We acquired our wind energy division only in July 2006.

Our electric cable technology is a relatively new advance for the electrical utility industry technology and has not yet achieved widespread adoption. Our wind turbine technology for our next generation of wind turbines is commercially unproven and has not achieved commercial adoption. We do not have enough experience in selling our products at a level consistent with broad market acceptance and do not know whether we can do so and generate a profit. As a result of these factors, it is difficult to evaluate our prospects, and our future success is more uncertain than if we had a longer or more proven history of operations.

WE DEPEND ON KEY PERSONNEL IN A COMPETITIVE MARKET FOR SKILLED EMPLOYEES AND FAILURE TO ATTRACT AND RETAIN QUALIFIED EMPLOYEES COULD SUBSTANTIALLY HARM OUR BUSINESS.
We rely to a substantial extent on the management, marketing and product development skills of our key employees, particularly Benton H Wilcoxon, our Chief Executive Officer, and Marv Sepe, our Chief Operating Officer. If Messrs. Wilcoxon, or Sepe were unable to provide services to us for whatever reason, our business would be adversely affected. Neither Mr. Wilcoxon nor Mr. Sepe has entered into an employment agreement with the Company. In addition, our ability to develop and market our products and to achieve profitability will depend on our ability to attract and retain highly talented personnel. We face intense competition for personnel from other companies in the electrical utility industry. The loss of the services of our key personnel or the inability to attract and retain the additional, highly-talented employees required for the development and commercialization of our products, may significantly delay or prevent the achievement of product development and could have a material adverse effect on us.

INTERRUPTIONS OF SUPPLIES FROM OUR KEY SUPPLIERS MAY AFFECT OUR RESULTS OF OPERATIONS AND FINANCIAL PERFORMANCE.
 Interruptions or shortages of supplies from our key suppliers of raw materials or turbine parts suppliers could disrupt production or impact our ability to increase production and sales. We use a limited number of sources for most of the other raw materials and turbine parts. We do not have long-term or volume purchase agreements with most of our suppliers, and may have limited options in the short-term for alternative supply if these suppliers fail, for any reason, including their business failure or financial difficulties, to continue the supply of materials or components. Moreover, identifying and accessing alternative sources may increase our costs, extend the advance purchase time prior to delivery, or both.

WE ARE CONTROLLED BY A SMALL NUMBER OF SHAREHOLDERS, WHOSE INTERESTS MAY DIFFER FROM OTHER SHAREHOLDERS.
As of August 4, 2007, Benton H Wilcoxon, our Chairman of the Board, Chief Executive Officer, and Michael Porter, former CTC President and former majority shareholder of EU Energy in the aggregate beneficially own or control approximately 18% of the outstanding common stock. As a result, these persons have controlling influence in determining the outcome of any corporate matters submitted to our shareholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors and other significant corporate actions. They also have the power to prevent or cause a change in control. The interests of these shareholders may differ from the interests of the other shareholders, and may limit the ability of other shareholders to affect our management and affairs.

WE HAVE AND WILL LIKELY CONTINUE TO EXPERIENCE CUSTOMER CONCENTRATION, WHICH MAY EXPOSE US TO ALL OF THE RISKS FACED BY OUR POTENTIAL MATERIAL CUSTOMERS.
For our cable business segment, for the quarter ended June 30, 2007 one customer in China represented over 50% of our recorded revenues and this customer is expected to represent in excess of 50% of our cable revenue for the next two fiscal quarters. Another customer in China represented 20% of revenues, and one European customer and a North American customer represented 8.5% and 7.0% of our revenues, respectively. For our turbine business segment, we announced in March, 2007 that we had signed a contract with one customer representing an approximate $40 million order for delivery in fiscal 2008. In June, 2007 we announced the due to non-payment of the required progress payments that this contract was declared in default by the Company.

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

WE ARE CURRENTLY INVOLVED IN SECURITIES RELATED LITIGATION THAT MAY RESULT IN THE ISSUANCE OF COMMON SHARES OR COMMON SHARE DERIVATIVE INSTRUMENTS.
On May 11, 2007 Enable Growth Partners, Enable Opportunity Partners, and Pierce Diversified Strategy Master Fund (collectively “Enable”) filed a Complaint in the Supreme Court of the State of New York, County of New York, Index No. 601598/2007 (the “Claim”). Enable had previously invested $1,000,000 in the October, 2005 DIP financing and $1,000,000 in the March, 2006 Bridge Notes Financing. The Claim states that the Company failed to properly calculate the fair value of certain consideration that was given in September, 2006 as an inducement to convert the March, 2006 Bridge Notes of certain other investors. The Company represents that the market value on the date of the issuance of $1.06 was equal to the fair value of the consideration. Enable alleges that the fair value of the consideration was approximately $0.02 per share and thereby triggers additional anti-dilution protection for the warrants still held by the former convertible debt holders. If the Claim figure were to be upheld, a consideration of $0.02 per share would result in the required issuance of approximately 40,000,000 additional common shares and common share equivalents, representing approximately 20% of the current issued and outstanding share amount. The Company believes the Claim has no merit and has not recorded a liability. The Company has retained legal counsel and intends to vigorously defend its position. If the Company were to lose the Claim, this would result in substantial dilution of your equity interests.

THE ACQUISITION OF EU ENERGY MAY RESULT IN ADDITIONAL SARBANES-OXLEY ISSUES AND MATERIAL WEAKNESSES IN THE CONTROL STRUCTURE OF COMPOSITE TECHNOLOGY CORPORATION.
EU Energy is a UK company that was not previously subject to the requirements of the Sarbanes-Oxley Act of 2002. The operations of EU Energy are expected to be material to the results of the post-acquisition combined entity and management may not have sufficient time to document, assess, test, and remedy the control structure of EU; to identify any material control weaknesses; and to disclose any such weaknesses in time to comply with the reporting requirements of Sarbanes-Oxley.

We are currently assessing the control structure of EU Energy/DeWind, and we expect to conclude on its control structure at the end of our fiscal year ending September 30, 2007.

WE HAVE AN UNPROVEN BUSINESS MODEL FOR OUR WIND TURBINE SEGMENT, OUR TURBINE SUPPLY CHAIN IS NOT ROBUST AND THE WORLD MARKET FOR WIND TURBINE COMPONENTS IS BECOMING INCREASINGLY COMPETITIVE.
Our DeWind wind turbines involve an extensive and complicated supply chain to be intact and functioning under tight scheduling in order to deliver the required parts at the correct times to build our turbines. We are currently in the process of restarting the supply chain of our DeWind turbine business. Until June, 2007 the Company experienced a cash shortage which required us to tightly manage the cash payments to our suppliers. At the same time, we are competing with other wind turbine manufacturers for production of certain key components including bearings and other highly machined parts. There are a limited number of suppliers worldwide who can provide such parts and these suppliers are facing increasing demand for these parts due to the worldwide increase in wind turbine demand. While we have been able to maintain our relationships with our suppliers to date, we may be required to provide additional advance payments to secure our supply chain, there may be an increase in the price of such parts, or we may not be able to source the number of parts to fulfill the production requirements of our current and future turbine orders. This may impact our turbine business through increased cash requirements, reduced revenues, or reduced profitability.

Risks Related To Our Securities

THE PRICE OF OUR COMMON STOCK IS VOLATILE. VOLATILITY MAY INCREASE IN THE FUTURE, WHICH COULD AFFECT OUR ABILITY TO RAISE CAPITAL IN THE FUTURE OR MAKE IT DIFFICULT FOR INVESTORS TO SELL THEIR SHARES.
The market price of our common stock may be subject to significant fluctuations in response to our operating results, announcements of new products or market expansions by us or our competitors, changes in general conditions in the economy, the financial markets, the electrical power transmission and distribution industry, or other developments and activities affecting us, our customers, or our competitors, some of which may be unrelated to our performance. The sale or attempted sale of a large amount of common stock into the market may also have a significant impact on the trading price of our common stock. During the last 12 months, the closing bid prices for our common stock have fluctuated from a high of $2.22 to a low of $0.77. Fluctuations in the trading price or liquidity of our common stock may adversely affect our ability to raise capital through future equity financings.

AS OF AUGUST 6, 2007, 62,796,511 COMMON SHARES ARE ISSUABLE UPON EXERCISE OF ALL OUTSTANDING OPTIONS, WARRANTS AND CONVERSION OF CONVERTIBLE NOTES FOR LESS THAN THE MARKET PRICE OF $1.60 PER SHARE. CASH PROCEEDS RESULTING FROM THE FULL EXERCISE AND CONVERSION OF THESE SECURITIES WOULD BE APPROXIMATELY $40,458,000. THE EXERCISE OR CONVERSION OF THESE SECURITIES COULD RESULT IN THE SUBSTANTIAL DILUTION OF THE COMPANY IN TERMS OF A PARTICULAR PERCENTAGE OWNERSHIP IN THE COMPANY AS WELL AS THE BOOK VALUE OF THE COMMON SHARES. THE SALE OF A LARGE AMOUNT OF COMMON SHARES RECEIVED UPON EXERCISE OF THESE OPTIONS OR WARRANTS ON THE PUBLIC MARKET TO FINANCE THE EXERCISE PRICE OR TO PAY ASSOCIATED INCOME TAXES, OR THE PERCEPTION THAT SUCH SALES COULD OCCUR, COULD SUBSTANTIALLY DEPRESS THE PREVAILING MARKET PRICES FOR OUR SHARES. FULL CONVERSION OF SUCH SHARES WOULD INCREASE THE OUTSTANDING COMMON SHARES BY 29.2% TO APPROXIMATELY 278,187,000 SHARES.

The exercise price or conversion price of outstanding options, warrants and convertible notes may be less than the current market price for our common shares. In the event of the exercise of these securities, a shareholder could suffer substantial dilution of his, her or its investment in terms of the percentage ownership in us as well as the book value of the common shares held. At the August 6, 2007 market price of $1.60 per share, 62,796,511 shares would be exercisable or convertible for less than the market prices. Full exercise and conversion of these below market shares would result in us receiving cash proceeds of $40,458,000 and would increase the outstanding common shares by 29.2% to approximately 278,187,000 shares.

ITEM 2--UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Between July 30 and August 7, 2007, the Company issued 1,104,583 shares of its common stock to two accredited investors upon the conversion of $1,137,720 of principal of the February, 2007 Convertible Debentures at a conversion price of $1.03 per share. The Debentures were originally issued in February, 2007 and had been carried on the Company's balance sheet as long term debt prior to the conversion. The Company relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act for the issuance of these securities. The recipient took its securities for investment purposes without a view to distribution and had access to information concerning the Company and its business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the acquisition of these securities.

ITEM 3 - DEFAULTS ON SENIOR SECURITIES

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 - OTHER INFORMATION
None

ITEM 6 - EXHIBITS

EXHIBIT INDEX

Number	Description

2.1(1)	Articles of Merger of ElDorado Financial Group, Inc., a Florida corporation, into ElDorado Financial Group, Inc., a Nevada corporation.

2.2(2)	Agreement and Plan of Reorganization By and Among Transmission Technology Corporation, Certain of its Stockholders, and ElDorado Financial Group, Inc. dated November 3, 2001.

2.3(3)	Third Amended Chapter 11 Plan of Reorganization with non-material modifications of Composite Technology Corporation.

2.4(3)	Order confirming Debtor’s Third Amended Chapter 11 Plan of Reorganization with Non-material Modifications.

3.1(1)	Articles of Incorporation of the Company.

3.2(4)	Bylaws of Composite Technology Corporation, as modified January 6, 2006

10.1(5)	Agreement by and among Enertrag AG and EU Energy Ltd. dated as of September 27, 2006.

10.2(6)	Agreement by and among EU Energy Inc., GE Infrastructure Technology, LLC and GE Infrastructure Technology International Inc. dated as of October 6, 2006.

10.3(7)	Strategic Alliance Agreement by and between the Registrant and TECO-Westinghouse Motor Company dated as of November 27, 2006.

10.4(9)	Modification of Agreement dated September 27, 2006 by and among Enertrag and the Registrant’s wholly owned subsidiary DeWind Turbines regarding E. Service GmbH dated as of January 19, 2007.

10.5(10)	Distribution Agreement by and between the Registrant’s wholly owned subsidiary CTC Cable Corporation and Far East Composite Technology Company dated as of January 30, 2007

10.6(11)	Securities Purchase Agreement dated as of June 11, 2007 by and among the Registrant and the investors set forth therein

10.7(11)	Form of Warrant

10.8(11)	Registration Rights Agreement dated as of June 11, 2007 by and among the Registrant and the investors set forth therein

10.9 (12)	Securities Purchase Agreement dated as of June 18, 2007 by and among the Registrant and the other parties listed therein

10.10(12)	Form of Warrant

10.11(12)	Registration Rights Agreement dated as of June 18, 2007 by and among the Registrant and the other parties listed therein

10.12(12)	Wind Turbine Agreement, dated as of June 15, 2007, by and between DeWind, Inc. and Enerserve Limited.

14(8)	Code of Ethics.

31.1(13)	Rule 13a-14(a) / 15d-14(a)(4) Certification

31.2(13)	Rule 13a-14(a) / 15d-14(a)(4) Certification

32.1(13)	Section 1350 Certification

32.2(13)	Section 1350 Certification

(1)	Incorporated herein by reference to Form 10-KSB filed as a Form 10-KT with the U. S. Securities and Exchange Commission on February 14, 2002.

(2)	Incorporated herein by reference to Form 8-K filed with the U. S. Securities and Exchange Commission on November 20, 2001.

(3)	Incorporated herein by reference to Form 8-K filed with the U. S. Securities and Exchange Commission on November 25, 2005.

(4)	Incorporated herein by reference to Form 8-K filed with the U.S. Securities and Exchange Commission on January 12, 2006.

(5)	Incorporated herein by reference to Form 8-K filed with the U.S. Securities and Exchange Commission on September 27, 2006.

(6)	Incorporated herein by reference to Form 8-K filed with the U.S. Securities and Exchange Commission on October 6, 2006.

(7)	Incorporated herein by reference to Form 8-K filed with the U.S. Securities and Exchange Commission on November 30, 2006.

(8)	Incorporated herein by reference to Form 10-K filed with the U.S. Securities and Exchange Commission on December 13, 2005.

(9)	Incorporated herein by reference to Form 8-K filed with the U.S. Securities and Exchange Commission on January 25, 2007.

(10)	Incorporated herein by reference to Form 8-K filed with the U.S. Securities and Exchange Commission on February 2, 2007.

(11)	Incorporated herein by reference to Form 8-K filed with the U.S. Securities and Exchange Commission on June 14, 2007.

(12)	Incorporated herein by reference to Form 8-K filed with the U.S. Securities and Exchange Commission on June 21, 2007.

(13)	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPOSITE TECHNOLOGY CORPORATION (Registrant)

Date: August 9, 2007	By:	/s/ Benton H Wilcoxon
Benton H Wilcoxon Chief Executive Officer