Form 10-K
period 2007-09-30
COMPOSITE TECHNOLOGY CORP
filed 2007-12-14
CIK 317477

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

For the fiscal year ended September 30, 2007

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

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant on March 31, 2007, the last business day of the registrant's most recently completed second fiscal quarter was $193,195,636 (based on the closing sales price of the registrant's common stock on that date as reported on the OTC Bulletin Board). Shares of the registrant's common stock held by each officer and director and each person who owns more than 5% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of November 30, 2007 there were 222,995,715 shares of the registrant's common stock were issued and outstanding.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

As of November 30, 2007 there were 222,995,715 shares of Common Stock issued and outstanding.

COMPOSITE TECHNOLOGY CORPORATION

CAUTION REGARDING FORWARD-LOOKING INFORMATION

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties that could cause our actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, risks related to the following: uncertain cash flows, the need to collect accounts receivable, our need for additional capital, our ability to close prospective customer contracts, competition, our need to protect and maintain intellectual property, litigation, raw material costs and unavailability, changing government regulations, the loss of significant customers or suppliers, negative perceptions from our Title 11 filing, the limited market for our stock, the volatility of our stock price, and other factors referenced in this and previous filings. When used in this report, the words "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Annual Report. We undertake no obligation to publicly release any revisions to the forward-looking statements after the date of this document. You should carefully review the risk factors described in this report and other documents we will file from time to time with the Securities and Exchange Commission, including our Quarterly Reports on Form 10-Q to be filed by us in our 2007 fiscal year, which runs from October 1, 2006 to September 30, 2007.

As used in this Form 10-K, unless the context requires otherwise, "we", "us," the "Company" or "CTC" means Composite Technology Corporation and its subsidiaries.

PART I

I - BUSINESS

Overview

Composite Technology Corporation (“CTC” or the “Company”) provides innovative energy efficient products and renewable energy products to the electrical utility industry.  We offer two primary products: electrical transmission cable conductors and wind turbines. Our conductors use advanced composite materials that result in energy efficient conductors for electrical transmission systems. Our advanced wind turbines offer a more reliable, clean, renewable energy alternative to greenhouse gas emitting energy sources, such as fossil fuel and coal.  Our most advanced turbines also enable simpler grid synchronization resulting in wind farms that are more reliable, efficient and easier to operate.  The Company’s products benefit from proprietary and patented technologies that result in products that we believe have substantial economic benefits over similar, more traditional products.  Our primary products consist of our ACCC (Aluminum Conductor Composite Core) conductor sold under our CTC Cable segment (“Cable”) and our DeWind wind powered electricity generating turbines sold under our DeWind segment (“Wind”).

Recent media attention and increased governmental regulations have highlighted the global need for increasing the supply of clean, renewable, energy sources and to improve the efficiency of the energy delivery systems and power networks.  The demand for energy from developing nations coupled with the increased usage of energy per capita in developed countries have resulted in fully loaded transmission grids that have higher losses and lower reliability.  Combined with higher energy costs due to higher fossil fuel prices, and greater environmental costs, and the demand to reduce greenhouse gas emissions, there is unprecedented demand for more renewable energy with better economics, with a more efficient transmission to deliver the power.  Historically low electrical transmission grid investment has created grid constraints which result in well-publicized electricity shortages such as “brownouts” or “rolling blackouts.”  Such shortages can cause significant and measurable impacts to an affected region’s economy.  The combination of increased energy costs have led to increased investments in renewable energy and efficiency efforts by corporations driven in part by global, national, and local governmental pressure through treaties, tax incentives, and renewable energy portfolio standards.

We conduct our operations through two segments we refer to and account for separately as DeWind and CTC Cable:

The DeWind segment sells machines that convert wind energy into electricity known as “wind turbines”, and operates under the trade name DeWind.  The DeWind segment represents the operations of the EU Energy, Ltd., acquisition completed in July, 2006.  DeWind sells wind turbines in the US, Europe, and South America directly to utilities and wind farm developers as a turnkey wind turbine unit, currently in 1.25 megawatt and 2.0 megawatt models.  DeWind has sold wind turbines commercially since 1996 and has over 570 wind turbines installed worldwide, principally in Germany and Austria.   We are positioning our new models of DeWind turbine as a better and more reliable wind turbine using an innovative and improved drive train/generator combination as compared to competitive wind turbines.

The CTC Cable segment sells ACCC conductor (Aluminum Conductor Composite Core), an advanced composite core overhead electrical transmission conductor, as well as manufactures and sells ACCC core, the composite core component of the ACCC conductor, along with hardware connector accessories.  We sell ACCC conductor and core directly and through distribution agreements both internationally and in North America.  We also sell ACCC conductor hardware and engineering design services.  We have had ACCC conductor available for commercial sale since June, 2005.  We are positioning our ACCC conductor as the most energy efficient, highest performance and overall cost efficient alternative to the traditional ACSR (Aluminum Conductor Steel Reinforced), newer variant ACSS (Aluminum Conductor Strength Steel), new technology ACCR (Aluminum Conductor Composite Reinforced), and AAC (All Aluminum Conductor).

We believe that the combination of DeWind and CTC Cable will provide substantial synergies and benefits to each business unit.  One of the key issues to building wind farms in the U.S. and elsewhere is the capacity of the electrical transmission grid and the connection to the grid.  We believe that sales of our wind turbines to wind farm developers will result in additional ACCC conductor sales through demand for more efficient transmission to the grid and necessary increased grid capacity investment.  For our wind turbines, we are in the process of incorporating our composite materials design know-how into new blade designs and making improvements to the drive train to improve their performance, which we believe will result in a lower cost of energy for wind farm developers and operators.

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

II. MARKETS AND INDUSTRY BACKGROUND

Our two business segments place the company into two somewhat distinct energy markets but together make CTC an energy technology company that is globally environmentally friendly with significant commercial opportunities worldwide.   As described in greater detail below, our DeWind products capitalize on the current energy markets’ push towards clean and renewable electricity generation through the sale of our technologically efficient wind turbines, replacing fossil fuel generation and the resulting greenhouse gas emissions with clean energy.  Our CTC Cable products use a patented solution to provide a significantly more energy efficient transmission conductor that saves on energy losses while allowing for potentially significant reductions in greenhouse gas emissions by electric utilities as a result of lower fossil fuel electricity generation.

Wind Market:

The wind industry is the world's fastest growing energy sector and offers an opportunity to begin the transition to a global economy based on sustainable energy. A report published by The Global Wind Energy Council and Greenpeace in July 2005, has stated that there are no technical, economic or resource barriers to supplying 12% of the world's electricity needs with wind power alone by 2020 - and this against the challenging backdrop of a projected two thirds increase of electricity demand by 2020. According to the Global Wind Energy Council, by the end of 2006 (2007 figures not currently available), the capacity of global wind energy installations had reached a level of over 74,000 MW (megawatt), an increase of 15,000 MW over 2005 figures. Europe accounts for 48,500MW or 65% of the total installed capacity followed by the U.S. with 15.6% or 11,600 MW and Asia with 10,600 MW or 14%.  In 2006, North America and Asia were the highest growth markets representing 33% and 53% year over year growth, respectively, in installed capacity.  Each of these markets is expected to continue to drive the worldwide growth of wind turbine installations.

By 2010, the cumulative capacity of wind energy installations has been estimated to reach nearly 150,000 MW (megawatt), or more than double the present installed capacity.  The increase represents an annual growth rate of over 19% between 2006 and 2010 to 21,000 MW per year in 2010.  By 2020, it has been estimated that as much as 1,250 GW (gigawatt) of wind power could be installed worldwide, a more than 16 fold increase over 2006 installation levels. The total value of installed equipment in 2006 was approximately $1.5 million per megawatt for a market size of $23 billion.  At projected 2010 installation levels, the annual market is expected to increase to $32 billion by 2010, assuming prices remain constant at 2006 levels increasing to nearly $40 billion at expected 2010 pricing levels.

US growth is driven by the U.S. demand for clean and safe domestic energy and the extension of the U.S. production tax credit.  U.S. installations in 2006 were 2,500 MW and are expected to increase to 3,500 MW per year through 2010.  A major driver of the growth of wind turbine installation in the U.S. is a Federal Production Tax Credit (PTC), which guarantees a tax credit of 1.9 cents per kWh for U.S. wind projects over the first ten years of their life. The tax credit is currently due to expire at the end of 2008, however, replacement proposals are being considered at this time. The American Wind Energy Association (AWEA) estimates that by 2020, wind power could provide 6% of U.S. electricity, from 100GW of wind, a share similar to today’s contribution from hydro-electric plants. The potential for wind energy in the U.S. is estimated to be more than twice what is generated in the U.S. today.

At the State level, another strong driver of new installations has been initiatives taken to mandate a minimum amount of electricity to be supplied from renewable sources and for tax credits similar to the PTC. As of October 31, 2007, such renewable portfolio standards (RPS) existed in 27 states and the District of Columbia including the most populated states - California, Texas and New York. Such standards are independent to the economic incentive of the Federal PTC.

Certain international markets offer similar opportunities:

•
The European market continues to be strong increasing 19% or 7,700 MW from 2005 to 2006 with growth driven by expansions of markets outside of the traditional markets of Germany, Spain, and Denmark underwritten by the 2001 EU Renewables Directive which allows for market premium prices for renewable energy. Wind energy now provides 3.3% of the total EU electricity consumption and additional capacities of over 7,000 MW per year are expected in the EU15 through 2010.

•
In India during 2006 over 1,800 MW of generation was installed making India the fourth largest country-market with 6,270 MW. Projections from the Ministry of Non-Conventional Energy Sources indicate a total of 24,000 MW will be installed by 2012, which would account for 10% of their capacity needs.  India creates incentives through depreciation and tax holiday tax breaks and RPS standards requirements.

•
The Chinese market saw significant growth in 2006 due to the country’s new Renewable Energy Law, effective January 1, 2006. Over 1,300 MW were installed in 2006 and an additional total of 5,550 MW are in the project approval stage for installation by 2010 and by 2020 it is estimated that, in order to satisfy growing demand, the total power capacity in China will need to reach 1,000 GW.

•
Mexico has excellent wind potential and the Mexican Wind Energy Association estimates the development of over 3,000 MW by 2014.  Investment is being driven in part by a change in the Mexican tax code that allows for 100% depreciation on capital investment in the first year for all renewable energy investments.

•
Brazil installed 208 MW in 2006 to a total installed capacity of 237 MW, has governmental programs for preferential power contracts for 3,300 MW of projects, has registered projects totaling 5,000 MW and has total wind potential of 143,000 MW.

The current wind turbine market is principally addressed by wind turbine designs that have been in existence for nearly 30 years.  The design incorporates a set of heavy fiberglass wind capture “blades” that have variable pitch to adjust to different wind speeds, which are attached to a rotor shaft that turns at low rotational rates that change with the variation in wind speeds.  The rotor shaft connects to a heavy duty gearbox to increase the rotational speed which then turns an electrical generator at variable speeds.  The power generated by the variable speed generators has variable frequencies, and as such is then required to be modified through power conversion electronics in order to synchronize with the steady frequency of either 60 hertz or 50 hertz of an electrical transmission grid.  In the United States and certain other markets, one of the key barriers to entry is the necessity of either licensing from GE Energy their various patents for power conversion electronics or designing a power conversion system that does not practice the claims of their patents.

Turbine power sales to utilities are governed by power purchase agreements.  These agreements typically require up to five year warranty guarantees for power production under certain wind conditions or risk penalties for underperformance.  These penalties are then reimbursed to the wind farm operator as compensatory damages.  It is therefore economically advantageous for a turbine manufacturer to have a high performing, reliable turbine.  Historically various generator technologies and their accompanying power conversion electronics have seen high maintenance issues and failure. The power conversion electronics issues are often due to their electronic complexity coupled with high power handing capability and the problem dealing with both synchronizing with the grid and allowing reactive power from the grid to connect to the generator.  These problems are comparatively easy to fix if one has a sophisticated specialist available, since they are usually situated at the base of the turbine and do not require cranes to remove large and heavy components in the nacelle on top of the tower.  Gearbox failure is driven by the high shock loads experienced in the gearbox since it is situated between the very high torque of the rotor reacting to sudden gusts of wind and the stiff electrical field loading of the high speed rotation of the generator.  While gearbox failure is not that frequent, they are expensive when they occur, since they usually require cranes to remove and can involve significant downtime.

Conductor Market:

The U.S. and international markets for bare overhead conductors are served primarily by the current industry standard conductor called Aluminum Conductor Steel Reinforced, or ACSR conductor.  ACSR technology was developed over 100 years ago.  It consists of multiple strands of steel wire in the center with aluminum wire stranded around the core that conducts the electricity.  Due to the weight of the steel strength core and the fact that steel is a metal that expands along with thermal heating, ACSR is subject to “line sag” when under higher power loading. Therefore, ACSR is required to be installed on high towers at high tension in order to preserve clearance levels to prevent inadvertent grounding or short circuiting.  The use of high tension towers requires that a significant portion of the investment in a transmission grid is made for these towers; in a typical new transmission project; the conductor represents approximately 20% of the cost while the towers represent nearly 80% of the cost.   Due to this cost, the towers are usually constructed to the minimum allowable strength and tensioning required by the engineered conductor design when originally built.  Much of the construction for developed nations’ grids, such as the U.S. and Europe transmission, occurred decades ago.  The significant increase in electricity demand of recent years, the result of rapid population growth in certain countries and geographical areas and the proliferation of air conditioning, computers, and other electronic devices worldwide has resulted in significant constraints in existing transmission lines and the need for grid capacity expansion.  The increased demand will require significant improvement to the transmission and distribution infrastructure just to maintain current levels of transmission reliability.  Even without the expected increased demand, the U.S. transmission grid remains at risk and is currently approaching capacity constraints.

The constraints in transmission are manifested through several identifiable economic impacts.  In total, the estimated economic cost to the U.S. economy caused by increased transmission constraints above the initially designed loss levels is between $10 billion and $11 billion per year, not including economic losses due to transmission related blackouts or brownouts.  We see the following costs of transmission constraints:

•
Lost Energy. Line losses increase the closer a grid is to maximum capacity and have increased significantly over the past twenty years.  Line losses are caused by resistance of a transmission conductor resulting in power loss through heat radiation.  Under power load and above a certain operating temperature range a conductor becomes much less efficient due to line resistance resulting in power losses called line losses.  For a typical U.S. grid, line losses currently average approximately 9 to 10% of the total power generation so for every 100 MW of power generated, 91 MW of power is delivered to consumers.  Line losses in the U.S. are paid for by consumers through higher rates and at 9-10% represent between $18 and $20 billion in economic losses.  The average 9-10% losses are up from the approximately 4-5% expected when the transmission corridor was originally designed and the increase of 5% to 9% from 4% represents an increased efficiency loss of approximately $10 billion - 5% of the approximately $200 billion generated value of the 4.1 billion MWh generated in the U.S. in 2006.  If we further quantify the additional greenhouse gas emissions required to be emitted through fossil fuel generation, calculated at the national average, the additional CO2 generated to cover U.S. line losses is 22.7 million metric tons of which 12.6 million metric tons is due to the increased line constraints.   The market value of 12.6 million metric tons of carbon dioxide on the European spot markets is approximately $400 million.

•
Limited Grid Access. Congestion costs result when constrained transmission lines require a consumer to buy more expensive or more environmentally damaging power because the power cannot be obtained from a cheaper, more renewable source.  For example, in the Northeast US, the Boston area often must import coal generated power at peak times instead of cheaper hydro power from Maine and New Hampshire simply because the transmission corridor is constrained.  The 2002 National grid survey cites conservative estimates of congestion costs of $447 million which represents increased electricity costs paid by consumers in excess of what market prices would be, assuming no constraints due to transmission line bottlenecks.

•
Increased Power Outages. Rolling blackouts and brownouts result when transmission lines at peak capacity load heat up to the point where they require them to be shut down or risk either failure of the line or if they get too close to objects below their minimum ground clearance levels due to excessive line sag.  Sag occurs when electrical resistance heats the conductor and the metals expand due to their thermal expansion.   Conductor sag presents problems, primarily due to safety since lower sag presents serious dangers and causes them to be prone to short circuit when they come close to objects.  If the conductor runs hot enough, the conductor will sag below minimum ground clearances and the transmission line will be required to be shut down.  The lack of redundancy and transmission backup capacity is a serious operational issue facing transmission line operators.  Unlike most essential services, the world’s electrical grids operate at close to capacity and there is little or no emergency backup transmission capacity. Traditional conductors carry electricity efficiently and safely only up to certain temperatures; and because new tower systems are so expensive, lines are usually built with relatively exact electricity carrying limits in mind, which only match anticipated growth plans. High growth over time must be provided for by additional new lines since there is little reserve capacity on the grid in the event of a problem. To deal with this problem in recent years, operators have spent money on current line monitoring systems to better measure reserve capacity and to monitor operating temperatures. Even though there is increasing linkage of the grid systems so that they can use every available route to deliver power up to the limits of operational capabilities, there are still constraints that can only be fixed by adding new lines or increasing the capacity of existing lines. Recent blackouts in Europe were caused in part by the lack of additional capacity available to carry the additional current necessitated by the shut down of a line over a river.  In the US, the major blackouts of 2003 in the Eastern U.S. and rolling blackouts in the West were the result of transmission line overloads due to high temperature and resulting sag.  Rolling blackouts and brownouts cost worldwide economies billions of dollars per year in lost productivity.

The transmission grid constraints can only be solved through grid expansion requiring either an increase in capacity through new transmission corridors or enhancements to existing corridors with “upgrading retrofit” projects. For developed countries such as the US, most transmission projects are expected to be retrofit projects due to the difficulty in obtaining permits and environmental approvals for green field new corridor construction. Elsewhere in the world, for developing countries the transmission consists of both green field builds and upgrading retrofits.

According to the Department of Energy’s 2007 Annual Energy Outlook, the U.S. electricity demand is expected to grow over 40% between 2005 and 2030. The 2002 DOE National Transmission Grid Study identifies 157,800 miles of transmission line and cites that “the U.S. Electricity Transmission system is under stress and identified key transmission bottlenecks.” According to the Edison Electric Institute bulletin entitled, "Meeting U.S. Transmission Needs" (July 2005), investment in transmission has averaged $3.6 billion per year over the last 10 years, and in 2003 through 2004, increased to $5 billion per year. Outside of the United States, marketing information is limited but the energy consumption growth rate far outpaces projected U.S. growth. According to the U.S. Department of Energy, Energy Information Agency's "International Energy Outlook 2001", consumption in the developing world was projected to grow 60% by 2010. The majority of this growth will consist of entirely new systems with correspondingly high capital requirements for new line construction. Expenditures for new line construction may exceed 10 times that of the expected annual U.S. expenditure. We estimate the market for 2008 and beyond to be in excess of $40 billion per year of which we believe at least $10 billion will be conductor products.

III. OUR SOLUTIONS AND COMPETITIVE ADVANTAGES:

DeWind:
Our DeWind D8.2 wind turbine eliminates power conversion electronics used by nearly all other competing wind turbines. We have taken the approach to replace the traditional variable speed generator and power electronics combination with a unique mechanical Voith WinDrive® that controls the speed so that we can use a fixed speed synchronous generator with direct high voltage output to the grid. By doing so, we have eliminated the need for the power conversion electronics and other power conditioning equipment, many of which are covered by patents owned by other turbine companies and are often problematic to maintain. The synchronous generator produces power with the same electrical signature of nearly all other power generation units including gas turbine, nuclear steam powered generators, hydropower, and fossil fuel generated power. The mechanical device used is a hydrodynamic torque converter that we have placed in line between the gearbox and the synchronous generator. We believe that this new approach will result in a more grid friendly, reliable and efficient wind turbine. Our development efforts are focusing on enhancing our drivetrain and increasing our rotor size to increase energy capture.

Our next initiative is to improve upon the design of the blades. Our new blade currently under development, will use strong, lightweight composite materials that are designed to allow us to significantly increase the wind capture area of our blades without adding significant weight and increased cost. Our blade innovation, expected to be commercially available at the start of calendar 2009 is intended to allow our turbines to be sold at increased prices into currently marginal wind environments which have been requested for extensions of projects proposed in discussions with potential customers.

CTC Cable:
For our ACCC conductor, we have replaced the heavy steel core strength component of the traditional ACSR conductor, with a lightweight composite carbon fiber and glass fiber core that allows our higher capacity, more efficient ACCC conductor to be the same diameter and weight as the standard ACSR sizes. It can be installed on existing tower structures with the same set of linemen tools using nearly identical installation practices. For an identically sized conductor, the weight which has been removed from the traditional steel cored conductor is replaced with additional conductive aluminum wire, so that our ACCC conductor has approximately 28% more conductive aluminum area than the traditional ACSR. The additional aluminum allows our conductor to transmit electricity between 30% and 36% more efficiently than traditional ACSR using industry standard calculations. We have verified these modeled figures with real world measurements from a utility that measured over 32% lower line losses using our ACCC conductor over a 6 month measurement period. Additionally, since the ACCC core is a composite of carbon and glass fibers, our conductor has significantly less conductor sag characteristics as compared to ACSR. The reduced sag and additional aluminum allow our conductor to operate at much higher operating temperatures than traditional ACSR which then allows up to two times as much power to be transmitted in the same size line. This is important for reserve capacity to allow for a much greater peak electrical transmission capacity as compared to traditional ACSR as well as capacity for system emergencies.

ACCC conductor provides a solution for the problem of constrained transmission corridors that historically could only be addressed by creating expensive and time consuming new transmission corridors or corridor upgrade retrofits. Either of these historical solutions could require years of planning, sourcing new lands, environmental impact surveys, and permitting. By comparison, the identical weight characteristics of ACCC conductor vs. ACSR conductor allow for a very easy retrofit on existing towers without significant engineering and permitting. An ACCC conductor retrofit of an identically sized ACSR conductor would result in a conductor corridor that provides a 30-36% efficiency gain, would increase peak ampacity throughput by up to 200% over traditional ACSR, and could be installed quickly rather than the long time required for a major construction project. The efficiency gains are manifested by lower line losses on the line. If we assume that consumer demand is constant, the efficiency gains brought by ACCC conductor would allow the reduction in power generation yet still provide the same power to the consumer. The reduction should reduce the requirement to generate power from fossil fuel plants and thereby reduce greenhouse gas emissions, and should allow for improved delivery of power generated from renewable sources such as solar, wind, geothermal, and hydro plants. To quantify the value proposition that this efficiency gain brings, if we model a highly constrained 40 mile 230kV transmission line running at Maximum Apparent Power of 1,100 amperes using a “Drake” sized ACCC conductor, using an efficiency gain of 34% over traditional Drake sized ACSR and calculate the value of the cost to produce power at the 2006 U.S. national average $0.05 per kilowatt hour we see the following economics:

•	Cost to retrofit install 40 miles with ACCC conductor = $5.0 million
•	Annual line loss efficiency savings = $2.7 million
•	Metric tons of CO2 reduced annually = 34,000 (using average rate of Coal and Natural Gas emissions rates)
•	Value of CO2 reduction on European spot market = $1.1 million (November 13, 2007 spot price)

Comparing the economics of an ACSR upgrade retrofit to a larger size under the same environmental conditions, shows that due to the cost of the required tower enhancements for the ACSR retrofit, the increased capital costs for traditional ACSR match are typically in excess of the efficiency gains obtained. This results in a negative or slightly positive internal rate of return on the investment for ACSR, as compared to a 40% to 65% internal rate of return for an ACCC conductor upgrade retrofit. We believe that our ACCC conductor represents a significant technological advantage to the existing transmission grid infrastructure which will result in significant economic and environmental savings throughout the world economies.

IV. PRODUCTS AND SERVICES

DeWind Wind Energy Turbine Generator Products:
The current DeWind turbine products are the culmination of ten years of research and development. Including an older D4 turbine class that is no longer produced, DeWind has a total of 571 turbines installed representing approximately 547 megawatts of electricity generation. We currently sell three turbine models consisting of the 1.25 megawatt D6 in 50 Hz, the 2.0 megawatt D8 in 50 Hz, and our new 2.0 megawatt D8.2 turbine in 50 Hz and 60 Hz . We are beginning commercial sales of our new 2.0 megawatt D8.2 model, with 50 Hz models installed in Germany and recently in Argentina, and with the first 60 Hz model being prepared for installation in Texas by early 2008. All three versions are engineered to be one of the more reliable wind turbines on the market resulting in more availability during productive winds.

DeWind D6 Series Turbines: The D6 wind turbines are available with 1.25 megawatt rated power output in 50 Hz. The D6 product line is supplied with hub heights from 65 meters to 91.5 meters with rotor diameters offered of 62 or 64 meters. The turbines operate at variable rotational speeds and are equipped with a combination of hydraulic central pitching and single blade pitching. The series has an aerodynamic main brake system as well as forcibly actuated disk brakes that act like parking brakes. There are 110 D6 1.25 megawatt turbines installed and 136 installed of an earlier 1.0 megawatt version known as the D6 1000. Most of the installed D6 turbines are deployed in Europe.

DeWind D8 Series Turbines: The D8 series has a rated power output of 2.0 megawatts in 50 Hz. The turbine has a rotor diameter of 80 meters and is available with a hub height of either 80 or 100 meters. The D8 is pitch-controlled and can operate at variable speeds. The D8 series is equipped with state-of-the-art system control technology and tailor-made components; each set of blades, drive train, gearbox and inverter are tuned to one another for optimum performance. There are 51 installations of the D8, primarily in Germany, Austria and Belgium.

The D6 and D8 series use variable speed generators with power conversion electronics to convert the variable frequency power generated to a fixed frequency of 50 Hz in order to synchronize the power to the electricity grid. GE owns patents for some power conversion electronics in many locations outside of Europe including the United States market, which does not allow these turbine models to be sold in those markets without obtaining a license from GE.

DeWind D8.2 Turbine: The D8.2 incorporates the chassis and many of the components of the D8 turbine, which was first deployed in 2002, but significantly modifies the drive system and generator. The D8.2 turbine provides an innovative alternative to power conversion electronics by eliminating the electronics due to the use of a mechanical device to control the speed and therefore the frequency output of the generator. To management’s knowledge, the D8.2 would be the first commercial utility scale turbine in the industry to use a mechanical variable speed hydro-dynamic drive, manufactured by Voith AG, coupled to a fixed speed conventional synchronous generator. This system uses the WinDrive® unit that is based on the Vorecon technology of Voith Turbo AG. Vorecon is a hydro-dynamically adjustable drive that has been extensively used in large gas compressors and boiler feed pumps for many years but until now has not been incorporated into wind energy turbines. Voith AG was established in Germany over 156 years ago and is known for their highly engineered products. Over the past 57 years, Voith has experience in excess of 38 year “mean time between failure” on their Vorecon technology.

The speed controlling ability of the torque converter provides constant rotational speed to the grid-friendly synchronous electricity generator of the type used by nearly all non-wind generation systems such as steam, or gas, or hydro driven turbines. Use of a synchronous generator has the following advantages as compared to double fed induction generators used by our D6 and D8 units as well as other competing wind turbines:

•
Synchronous generated power allows for direct and immediate synchronization with the power grid at high voltage without power conversion electronics or requiring step-up transformers, or power conditioning units such as VAR units or low voltage ride-through units.

•	Synchronous power is well known in the power industry and it typically has a lower service cost for the generators.

•
Other generator systems require the conversion to direct current and re-conversion to alternating current at a fixed frequency before attempting to synchronize with the electrical grid. Such electronic equipment is complicated and prone to failure and extensive maintenance. It is also often subject to licensing requirements from various patent holders in certain markets.

•
Grid synchronization for typical other generator wind turbine systems usually takes much longer after prototype commissioning to work out various software modifications before they can be placed on fully automatic unattended operation, often resulting in delays for bringing new turbines to market.

The use of a synchronous generator and a mechanical device instead of an electronics package represents what we believe will evolve into a significant competitive advantage. Grid synchronization for our D8.2 prototype was complete and error free at our German prototype facility within two weeks of the prototype commissioning. We believe that once the D8.2 turbine is introduced commercially and its improved reliability and efficiencies are confirmed that it could command a premium price over existing and competing turbines of similar sizes.

During fiscal 2007 we made substantial progress in completing our D8.2 turbine and to make it commercially available for sale and delivery. In December, 2006 we installed a 50 Hz version D8.2 prototype at a test facility in Cuxhaven, Germany. The turbine was fully commissioned in January, 2007 and was operated under real world conditions until it was certified to German standards in July, 2007. Then in August, 2007, we decommissioned and disassembled the turbine and checked the key components for wear and failure potential. We determined that there were no wear issues and the turbine was reassembled and re-commissioned in September, 2007 without incident. During 2007, we also built a 60Hz prototype, which was shipped to our contract assembly operation at TECO Westinghouse Motor in Texas for final assembly and testing. It was then sent to the National Renewable Energy Laboratory (NREL) in November 2007, where it was connected to a special 2.5 megawatt test system in order to independently verify the power output of 13.8kV at 60Hz and the power output performance at various speeds and torque in order to produce a measured “power output graph” of the generator. In December 2007, the 60 Hz prototype will be shipped to our demonstration site being set up at Sweetwater, Texas, where it is expected to be installed by early January 2008, and demonstrated for certification of our 60Hz model for the United States market. We expect that based on the success of the 50Hz prototype, the tests conducted at the NREL lab, and since the D8.2 does not have the same complications that turbines requiring power conversion electronics have, that full certification should be complete in the first half of 2008. In September 2007, we shipped our first commercial D8.2 50Hz turbine which was installed in November 2007 at 4,000 meters elevation for a customer in South America.

We started commercial production at TECO Westinghouse Motor in Round Rock, Texas in December 2007 and we anticipate our initial D8.2 deliveries to begin in February, 2008.

Turbine Service: DeWind turbines are controlled by a 24-hour remote monitoring center. Automatic checks at regular intervals are performed of all wind turbines to ensure optimal performance and to allow operators to take action when a fault is detected. As a result, DeWind is constantly aware of the condition of each wind turbine and can rapidly respond to any service needs. The focus of the Service and Maintenance segment is to provide operational readiness, reliability and maximum yield, and consequently ensure the highest possible income for the wind park operator.

In October, 2006 our European turbine service company, EU Energy Service & Maintenance GmbH, entered into a joint venture agreement with Enertrag AG, one of Germany’s most successful wind farm developers and operators. The European turbine service company is now called E Energy Service GmbH, and has approximately 900 turbines under service contracts, making it one of the largest independent wind turbine service companies in Europe. It is now jointly managed by the two former heads of our former service company and Enertrag’s former service company. In January, 2007 we sold an additional 25% ownership of EU Energy Service. We ceased consolidating the results of these operations in January, 2007.

Product Service and Warranties: Most of our turbines are sold with a warranty for key parts and services, typically 2 to 5 years in length, along with a mechanical availability guarantee. We record a liability for the expected cost to service this warranty and for any expected losses due to turbine availability shortfalls that are caused by technical or mechanical issues with our turbines. In addition to servicing and maintaining the existing base of DeWind turbines, the Company has expanded in Europe to provide services for the operators of wind farms using the turbines of other manufacturers, as well as for the ancillary components connected with wind energy production including the towers. The portfolio offered to the customer includes cleaning and regular maintenance, conditioning and plant monitoring, software updates and also installation support, and commissioning work.

CTC Cable Conductor Products:

Our ACCC conductor product was developed in response to the California energy crisis when for the first time there was public awareness that, contrary to conventional wisdom, the crisis was not due to a shortage of power generation, but rather due to constraints in certain transmission corridors. Our founders determined that a more efficient and effective solution could exist by incorporating a composite core to replace the heavy steel wire core used in traditional conductors. The goal included producing a conductor that would be operational at much greater temperature, thereby providing the opportunity to transmit more power on peak demand days and to produce a conductor that would save on capital expenditures on capacity upgrades as compared to traditional solutions. We believe that our ACCC conductor addresses all of these desired outcomes and also provides for a significant improvement in efficiency. Our ACCC conductor product is a high performance transmission conductor designed to increase electrical efficiency and increase electricity transmission capacity as compared to same sized competing transmission conductor products.

The key to our ACCC product is in the high strength core. The innovation arises from the use of a stronger, lightweight, and sag resistant composite core, designed to replace the traditional and much heavier steel core that provides the strength component of ACSR. The ACCC core consists of aerospace grade carbon fiber and industrial glass fibers, infused with a proprietary resin mixture, and pulled through a heated die in a proprietary pultrusion process. The ACCC core is then shipped to an outsourced contract manufacturer where it is stranded with trapezoidal aluminum wire around the core. The resulting ACCC conductor is then sold to utilities either by CTC Cable or by the contract manufacturer if they have a distribution agreement for installation in overhead line applications and is generally known as a bare overhead electrical conductor.

As part of our product offering, we also design and manufacture the hardware required to connect the ACCC conductor to the tower structures and for splicing lines together. We deliberately designed ACCC hardware so it can be installed in a manner consistent with ACSR using the same tools used by linemen around the world. While ACCC conductor does require attention to certain differences in handling than ACSR, ACCC conductor installations do not require more than traditional tools and are installed in the same amount of time.

V. OUR STRATEGY

Our strategy is to penetrate the electrical transmission and generation markets with products that are more energy efficient, that provide solutions to long-standing problems endemic in our transmission and generation systems, and that provide distinct economic advantages. We develop and incorporate our composite materials knowledge into our wind and conductor products to improve existing energy products and solutions. We focus on development of products that, once adopted, will have substantial technical, efficiency, and economic advantages over existing energy products.

•
Business Selection. We carefully choose the businesses we are in, focusing primarily on the electrical utility industry and identifying opportunities that we feel are underserved or which have a large, underserved market opportunity where we believe that our products, properly introduced, will have a strategic and durable advantage to produce long-term profitable growth.

•
Intellectual Property. We strive to develop and modify technologies, to protect our developed technologies, and to introduce these new technologies into environments and markets with mature technologies that represent significant potential improvements and market opportunities.

•
Quality Control. We use operational disciplines and process methodologies, tools, and resources to execute more effectively on a daily basis to provide our customers with the most reliable and highest possible quality products at the lowest possible cost to produce.

•
Strategic Relationships. We seek relationships with industry leaders when necessary to achieve our strategic goals and emphasize initial sales to industry leaders so that we can best leverage our sales and marketing efforts.

We supply a product that is sold, often indirectly, to transmission or distribution customers. Electricity transmission and distribution is a service considered both dangerous and vital to a nation’s economy and is often highly regulated by one or more governmental or private agencies. In the U.S. market, we have spent the past three years working through and completing the technical sales requirements necessary to allow our conductor to be considered for larger scale installations. We now anticipate taking our efficiency message to the senior utility executives who have the decision making ability to include ACCC conductors as part of a strategic buying decision.

VI. SALES & MARKETING

DeWind

The recent increase in petroleum prices and the recent media push towards renewable energy has resulted in a significant increase in the purchase price of electricity generated from wind by nearly twofold over the past twelve months. As a result, even without significant technical improvements to turbines, the economics of wind farms has increased significantly, as has the demand for wind turbines in the market. It is expected that this seller’s market will continue through 2009.

We are focusing our marketing efforts for our new DeWind D8.2 turbine in North and South America primarily due to the rapid growth and high demand for wind turbines and renewable energy in that region. We are also targeting certain other international markets with similar growth characteristics to the U.S. such as Eastern Europe and which have government incentives for renewable energy including Mexico and Brazil.

We serve all of these markets through a direct sales force with personnel located in Lübeck, Germany; Dallas, Texas; and Irvine, California. We market our turbines through advertising in trade publications, direct mail, through our website, and through industry trade shows, primarily in Europe and the United States. The sales process for turbine sales is lengthy and due to the value of the turbines sold and the technical nature of the product, each sale typically is a team effort involving multiple personnel within DeWind and the customer including engineering, sales, production, and supply chain with the final negotiations conducted by senior executives.

Our sales efforts in 2007 were hampered by a lack of certification of our D8.2 unit until July, 2007 for our 50 Hz unit, the type used in Europe and other areas of the world. We expect to receive certification for our 60 Hz unit, of the type used in North America and Brazil, in the first half of 2008. Certification is typically required to obtain the necessary insurance and bank financing required to finance a wind farm development. We have recently received the approval from one major wind farm insurer, that based on our 50Hz certification that wind farms our turbines are deployed on will qualify for their insurance. We expect that this barrier to the commercialization of the D8.2 unit will soon be eliminated.

DeWind’s strategy in 2007 was to begin the commercialization of the D8.2 model in the Americas and to leverage these efforts into sales in 2008 and beyond after the company’s ability to source key supply chain components increased. We targeted larger sized wind farm opportunities in the U.S. and South America altering the selling strategy of the business away from the small scale wind farms in Continental Europe to large-scale wind farm developments with 100 or more turbines in areas with rapidly growing wind energy needs and the geographic space to accommodate them. This strategy allows DeWind to benefit substantially from leveraging its technical abilities across larger economies of scale.

We reviewed the world’s fastest growing markets of China, India, and North America at the beginning of the year and developed our strategy accordingly. During the year, we revisited our strategy to take advantage of successes and to leverage our potential market strength as the most environmentally friendly package of wind turbines and highly efficient transmission conductor.

•
Direct Selling Approach. For North America and for other geographies outside of China and India, we are taking a direct selling approach. We are using a solution selling approach to include the wind turbine coupled with ACCC conductor to provide the most efficient renewable energy delivery to the grid. The goal of the solution is to provide a “best of breed” technology for the long term profitability of the wind farm and to more efficiently link the wind farm to the existing grid. This unique, cost effective solution-based approach is being well received by wind farm developers since their power purchase agreements typically pay them based on power delivery at the grid, rather than power generation at the wind farm. We are focusing our sales efforts on North America, Mexico and Brazil.

•
Wind Farm Equity Interest. For certain of our customers in North and South America, we are also investigating taking an ownership position in sizable wind farm developments to leverage our ability to supply turbines into those developments. In the North and South American markets, there is a marked shortage of the supply of turbines and we believe this represents an opportunity to leverage the supply of our turbines into a share in the long term revenue stream of the wind farm. We will consider taking such positions only after a thorough review of the economics of the development and only if such positions provide a superior economic return.

•
License Arrangement in China. In China, we licensed certain technology to a limited, targeted number of Chinese players who are looking to enter the emerging wind turbine market. This also provides an immediate income stream to fund short term development and operations. We have signed license agreements with two manufacturers in China to produce the existing 50Hz models of the D6 or D8 for sale to the Chinese market.

•
Analysis of India Opportunity. In India, we recognized that much of the wind opportunity is with smaller wind turbines and is dominated by one major manufacturer. Additionally the lack of necessary infrastructure required to transport larger D6 and D8 turbines, has caused us to delay consideration of that market place even though we have had discussions with several interested parties about licensing or selling our D6 model in India.

Sales of turbines are governed by several documents. Initially for larger orders such as larger wind farms, a turbine reserve agreement (TRA) is completed which typically governs the overall relationship, identifies the turbines to be purchased and sets annual delivery figures. Turbine supply agreements (TSA) are typically entered into on an annual basis under the guidelines of the TRA or as stand-alone documents for smaller orders, document the purchase on a greater technical level of detail, identify specific deliverable dates, and are generally a much more binding contract involving substantial penalty clauses. In 2007, we changed our determination of order backlog to only include those fully executed purchase documents where a cash deposit of 5% or more is provided. As of September 30, 2007, DeWind has approximately $41 million worth of agreements that call for turbines to be delivered in 2008, consisting of 7 D6 units, 13 D8 units, and one D8.2 unit. All of these units are expected to be shipped by September 30, 2008. We believe that the increasing demand for renewable energy and the shortage of wind turbines on the world market, coupled with the expected increased reliability of our D8.2 model will create increased pricing for our turbines.

CTC Cable:

Our ACCC conductor targets an industry which is mature in most industrialized countries such as those in North America and Europe but developing in other countries, such as China and those in South America. Each market is characterized by long purchasing lead times due to the necessity of planning large infrastructure projects often many years in advance. In addition most organizations operating in accordance with strict budgeting requirements make it imperative that planned purchases are put into a budget at least a year in advance. We have made several important commercial sales in the United States and China. Our U.S. sales are made both as finished ACCC conductor directly to the customer and as ACCC core sales directly to our stranding licensee who in turn sells ACCC conductor to the end user customer. In 2007, we sold ACCC conductor internationally as a product ready to be installed, however, it is anticipated that in the next fiscal year international ACCC core sales to licensed conductor stranders will become a significant portion of our international sales.

Prior to mid 2007, we marketed our ACCC conductor for its ability to reduce the overall capital costs for transmission project upgrade installations through the reduction in tower construction costs or tower upgrade costs. In mid 2007, we began to change our marketing message to incorporate the additional efficiency benefits that were verified from a 15 mile installation with one of our initial customers in the US. Our improved message states that ACCC conductor is the most cost effective transmission conductor available since it reduces line losses by between 30 and 36% over the same sized ACSR as well as being the lowest cost solution to upgraded capacity. The efficiency message will be communicated to utility customers in addition to the regulatory bodies that act as the utilities’ customer advocates, such as the state utility commissions and the Federal Energy Regulatory Commission. We believe that the communication of this new marketing message to utilities and regulatory bodies, and our two year history of successful commercial installations may accelerate the acceptance of ACCC conductor.

We sell our conductor in the U.S. and internationally through a direct sales force with operations in Irvine, California, and Dallas, Texas, and through distribution agreements with our conductor stranding entities. Our international strategy is to obtain product certification from the local regulatory bodies and entering into strategic manufacturing and distribution agreements in those geographies with well known transmission conductor suppliers and manufacturers around the world. We expect to make initial sales into those geographies as finished ACCC conductor sales and then to transition those sales to selling ACCC core to our stranding and distribution relationships. We believe this strategy has several advantages to the product acceptance of ACCC within these geographies:

•	ACCC conductor sales will be made using the existing relationships within those markets, resulting in a more effective and lower cost sale.

•
By allowing ACCC conductor to be wrapped within a market, the total value content of the ACCC conductor will allow the product to be sold as a local product, rather than as a product imported from the United States.

•	Sales of primarily ACCC core will result in a higher per unit product margin but a lower per unit revenue level.

•
By eliminating the necessity of stranding of the ACCC core with aluminum, the sales order to cash cycle will decrease, and the working capital required to purchase aluminum will be eliminated resulting in a more efficient and accelerated cash flow.

As of September 30, 2007, we had agreements with four manufacturers, General Cable in La Malbaie, Canada; Lamifil, NV in Belgium; Midal Cable in Bahrain; and Jiangsu Far East in Jiangsu, China. Our initial agreement was with General Cable Industries, Inc., the principal U.S. operating subsidiary of General Cable Corporation signed in October, 2004. The strategy behind the distribution agreement was to: (i) launch ACCC conductor commercially; (ii) give us openings with General Cable's preferred and regular customers in the U.S. and Canada; (iii) provide a certain assurance to the market regarding security of supply since General Cable is one of the largest conductor manufacturers and has the capacity to meet anticipated customer demand for the product; (iv) give us a firm basis to ensure that the ACCC conductor will be produced when required; (v) allow us to reduce a number of planned marketing costs; and (vi) give further impetus to the marketing efforts already undertaken by raising the profile of our company and products. Under the Distribution Agreement, General Cable was appointed a non-exclusive distributor for the marketing and sale of all ACCC conductor stranded by General Cable that conforms with applicable industry standards for the U.S. and Canadian markets only. This agreement terminates on December 31, 2007. We expect to continue our relationship with General Cable under a non-exclusive relationship.

In January, 2007 we announced a three year manufacturing and distribution agreement with Jiang-Su Far East where they agreed to the purchase of a minimum of 600 kilometers of ACCC conductor per quarter for year one with increases to 900 kilometers and 1,200 kilometers per quarter in years two and three. The signing of this contract was a significant milestone for the CTC Cable segment in that the contract allows for more efficient planning and operation of our ACCC core manufacturing facilities and allows for longer production lead time commitments for our conductor stranding suppliers in addition to providing us with a more reliable revenue stream and cash flows. The contract also called for Jiangsu Far East to become certified to strand ACCC conductor at their plant in China. Jiangsu passed the required certifications in September 2007 and we began selling them ACCC core for stranding in China for local distribution.

To date, our agreements with Lamifil and Midal have been primarily stranding manufacturing agreements resulting in these companies stranding ACCC core with aluminum on a contract basis for shipments to our customers. We expect to enhance these relationships moving forward to include sales or distribution agreements. We are also in discussion with other potential stranding and distribution parties in geographies we see as having significant market potential including South America, Asia, and Eastern Europe.

Our challenge for marketing ACCC conductors is to convince the industry to put additional capital into reducing electrical losses and increasing reliability while encouraging them to rethink many of the traditional parameters used to design transmission and distribution lines. Conductors are currently considered as, and sold to the industry as commodity items with little or no distinction between the products offered from one manufacturer to the next. To communicate the value proposition of the ACCC conductor solution effectively, we must speak to and educate various participants in the decision making process regarding the ACCC conductor's ability to solve line problems including the technical staff. In this respect, CTC focuses its sales and marketing message on selling solutions instead of simply one component of a solution. This approach is necessary for promoting a dramatically improved product into a mature environment. To help illustrate and quantify this solution-based message, CTC has created a sales and engineering tool, called PLAT, Power Line Analysis Tool, that performs electrical throughput, structural calculations and financial cost benefit analysis on ACCC conductors. This analysis of ACCC conductors, when viewed in terms of “cost per delivered kilowatt” presents a compelling value proposition under most operating conditions.

To offset the risk averse, conservative barriers to the adoption of a new conductor by the U.S. market, we provide through a third-party insurance company, a three-year Original Equipment Manufacturer Warranty (parts and labor) on all ACCC conductor products currently produced by CTC and General Cable and sold in the U.S. and Canada. The warranty covers the repair or replacement of the ACCC conductor and connectors, plus a limited labor expense reimbursement. We also provide through the same third-party insurance company the option to extend the warranty period to five, seven or ten years. The program covers our ACCC conductor for the following: (1) sag and creep; (2) wind generated aeolian vibration; (3) composite core failure; (4) breakage; (5) corrosion rust; and (6) unwinding. We believe that the program is an excellent incentive by reducing much of the uncertainty of adopting the new product.

Our key milestones that demonstrate our CTC Cable sales successes to date include:

•	2003-2004 - first trial installations of ACCC conductor.
•	October, 2004 - signed distribution and manufacturing agreement with General Cable.
•	June, 2005 - received first commercial sales in U.S from American Electric Power and Pacificorp, and first trial sales to China.
•	November, 2005 first commercial installation in U.S.
•	2006 - follow-on orders for American Electric Power and Pacificorp. First commercial sales to China.
•	November, 2006 - completed manufacturing agreement with Lamifil NV.
•	January, 2007 - signed three year contract with Jiangsu Far East for 2,400 kilometers/year, valued at over $20 million per year.
•	March, 2007 - signed manufacturing and distribution agreement with Midal Cable, implemented sales agent program in U.S.
•	September, 2007 - expanded relationship with Jiangsu to include manufacturing agreement.

VII CONNECTIVITY AND ACCC CONDUCTOR SYNERGIES WITH DEWIND WIND TURBINES

All wind energy farms must connect to the electric transmission grid. With the increasing demands placed on the grid, connection often represents a substantial investment by a wind farm operator in electrical towers, conductor, and installation costs to guarantee that the energy production capacity can be utilized and sold. Many wind farms must limit generation due to the capacity of the infrastructure to carry the energy from the wind farm to the grid. The reality is that for wind farms to succeed, the grid interconnects need to be improved and enhanced. These interconnects can benefit from ACCC conductor and CTC is well placed to exploit the opportunity to provide these benefits. In addition, the increased efficiencies due to lower line losses of ACCC conductor as compared to ACSR results in an increase in total power delivered to the purchasing utility. This in turn results in either increased revenues to the wind farm operators or the requirement to have fewer turbines installed to provide the required power deliveries. Either way, the use of ACCC conductor provides a significant economic incentive either through higher revenues or lower capital costs, or both. In addition, many of the areas with the highest potential for wind power are remote and lack grid connection. There are opportunities to open up more wind productive areas by putting in new transmission lines or upgrading transmission lines using ACCC conductor, in particular in the high potential areas of the Northern Plains of the U.S .and Canada as well as West Texas. These areas, while highly promising do not have enough transmission-infrastructure to support large wind farms and will require large transmission investments. The combination of our wind turbines along with ACCC conductor is a powerful solution to fundamental wind industry needs.

VIII MANUFACTURING

DeWind: In November, 2006, we announced an agreement with TECO Westinghouse Motor Company (TECO) in Round Rock, Texas to assist us in the assembly, component supply, and servicing of our turbines. The agreement consists of three parts:

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

We expect to leverage TECO's in place infrastructure and that this will allow for turbine parts cost savings and improved purchasing terms. During the year, we worked actively to organize our supply chain to allow for an efficient hand-off to TECO once we receive our initial turbine orders. During 2007, we assembled our DeWind Turbines in limited quantities in our Lübeck, Germany facilities as we restarted our turbine supply chain.

CTC Cable: We produce the composite core component of the ACCC conductor through CTC Cable Corporation in Irvine, California, for sale to conductor manufacturers that strand and distribute the finished conductor in their particular markets. The manufacture of the core uses a proprietary continuous process for manufacturing composites which allows numerous glass and carbon filaments to be pre-tensioned, impregnated with high performance resin systems, and then rapidly cured as the product emerges through a heated die. The proprietary resin formulations we use are highly resistant to temperature, impact, tensile and bending stresses, as well as to the harsh environmental conditions encountered in the field. Primarily for quality control reasons, core manufacture is carried out at our facilities in Irvine, California. The production facilities in Irvine were certified under ISO 9001:2000 in November, 2006. We have formulated plans to increase capacity ahead of commercial orders to manufacture our product to meet delivery times and these plans include new core production facilities at some point of time in the future but no earlier than 2008 at present. We currently have 8 pultruder machines in production, each capable of producing approximately 48 miles of ACCC core per month. We have room for approximately 12 additional pultruders in our Irvine facility and additional pultruders can be installed with three months notice from order to commercial operation. We anticipate no problems with obtaining parts and materials to build additional pultruders.

In addition, we also produce parts for and license the production of the special hardware accessories required to hang ACCC conductor and ensure that the hardware supply will match conductor sales requirements.

Raw Materials

DeWind: The principal raw materials for the production of DeWind turbines are piece parts that are purchased from third party vendors under purchasing contracts and supply agreements. While some of these parts are of standard sizes and specifications, certain key parts are customized. These parts have a high degree of product engineering and specifications which require lengthy lead times for production and include our torque converter, gear boxes, generators, bearings, rotor parts, and blades. We currently have a supply agreement with Voith for our torque converters and we have component supply agreements for several of our key turbine components. Certain of our key parts are sole-source vendors, including Voith Ag which supplies our WinDrive® torque converter. Due to the expected limited number of WinDrive® torque converters available from Voith and a worldwide shortage of other components, specifically gearboxes and bearings, during calendar 2008, we have identified vendors and arranged for the supply of 120 component sets for delivery to our TECO facility for use in production during 2008. We are negotiating with our vendors for 2009 components parts deliveries but we expect to be able to purchase more than two times that for 2009. The number of vendors with available production for certain key components, such as our gearboxes, is limited due to the increased demand for both our wind turbines and those of our competitors. Such competition may also result in increased costs associated with these parts. In addition, some of our parts are sourced from vendors located in countries outside of the United States. We currently do not hedge the foreign currency in these countries and our ultimate costs may increase as a result of losses due to differences in the values of these foreign currencies. We are in the process of transitioning our turbine supply chain for all but certain key components to TECO in order to leverage the TECO supply chain management system, to decrease our need for working capital, and to obtain the lowest possible component price.

CTC Cable: The principal raw materials in the production of the ACCC core are glass and carbon fibers, combined with specific polymer resins. Our conductor stranding manufacturers use aluminum rod materials usual in the production of bare overhead conductor. Accessories require primarily high grade aluminum tube and special steel alloys. The prices for these raw materials are subject to market variations. We can acquire glass and resins from several sources and we have two qualified suppliers for carbon fiber. The preferred supplier for carbon is Toray Industries; however, to ensure an uninterrupted supply of carbon in June, 2007 we certified a second carbon supplier. We currently have sufficient capacity with our existing machinery to handle our anticipated production needs for the next year. We are providing for additional process developments to improve our production efficiency.

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

IX. INTELLECTUAL PROPERTY

We are aggressively pursuing patent protection for all aspects of our CTC Cable conductor composite materials, products, and processing and our DeWind wind turbine advances.

DeWind, Inc and its wind turbine affiliates are currently pursuing patent protection for a number of developments. Four PCT international applications have entered the national phase and have subsequently issued in select countries which, depending on the application, include Japan, United States, Spain, Germany and Austria. One application based on a PCT application issued in the U.S. on October 17, 2007 (U.S. Patent No. 7,291,937) and one is still currently pending before the European Patent Office (EP1540811A1). Generally, these patents and applications are directed toward wind energy systems and methods of operation and towers for wind power installations. CTC intends to aggressively pursue patent protection for all novel aspects of its wind energy and turbine businesses including our drive train and blade design development efforts described below.

In connection with our ACCC conductor business, we currently have five issued U.S. patents, one U.S. patent application that has been issued a Notice of Allowance and is pending issuance, two pending U.S. continuation-in-part applications, and two pending U.S. applications each claiming priority to a PCT international application. In addition, three PCT international applications have entered the national phase and are currently pending in over 70 strategic countries world-wide. Of these pending applications, eight applications have been granted and three applications are proceeding to acceptance and are pending issuance. These patent applications cover subjects including composite materials as applied to electrical transmission conductors and related structural apparatus and accessories, manufacturing processing techniques, cross sectional composite core designs for electrical transmission cables and methods and designs for splicing composite core reinforced cables. We plan to continue filing and supplementing these patent applications with new information as it is developed. The issued and the pending patents, if issued, have patent terms that will end within the period of 2022 to 2024, depending on the filing dates of each of the applications. Based on available information and after prior art searches by our patent strategists, we believe that the pending and issued patent applications provide the basis for us to, over time, be issued a number of separate and distinct patents. If we continue to be successful in being granted patent protection consistent with the disclosures in these applications, we anticipate that we could have a dominant position in the field of composite-based electrical conductors.

On October 6, 2006 DeWind (then known as EU Energy) entered into a Patent License Agreement with GE Infrastructure Technology LLC and GE Infrastructure International Inc. (collectively, “GE”) in which GE licensed certain patents (“GE Patents”) related to wind turbines manufactured and sold by the GE Wind Energy GmbH and GE Wind Energy LLC to DeWind. In return for certain royalty payments, GE granted DeWind a nonexclusive license under the GE Patents to make, use, sell, service and dispose the D6 and D8 wind turbines and components, and other products that could be deemed to incorporate the GE Patents. DeWind was also granted the right to sublicense the GE Patents on a limited basis. The license extends throughout the countries that the GE Patents were issued. Unless terminated for breach, the term of the license expires on the date that the last-to-expire of the GE Patents expires.

From time to time, we may encounter disputes over rights and obligations concerning intellectual property. Also, the efforts we have taken to protect our proprietary rights may not be sufficient or effective. Any significant impairment of our intellectual property rights could harm our business, our reputation, or our ability to compete. Also, protecting our intellectual property rights could be costly and time consuming.

X. RESEARCH AND DEVELOPMENT

Historically, DeWind and the previous owners, EU Energy and FKI, have spent considerable funds to develop the existing wind energy turbine product suite. We expect that our development in the near future will be to improve upon existing designs for the D8.2 drive train and increased rotor diameter, since increased blade length translates into increased wind energy input to the system. A development project is currently underway to add 90-93 meter rotor options to the D8.2 turbine using a new blade design. We expect to utilize our composite materials knowledge to increase the blade span without significantly increasing the weight of the blade. The blade length increase will also provide wind energy alternatives to lower level wind locations that while marginal with today’s products, represent substantial market potential in North America and Europe. There is also potential to increase the rated output from 2.0 MW to up to 2.6MW using present technology.

We continue to enhance upon the innovative drive train that we created with the Voith torque converter. We expect to continue to refine the interface between our gearbox, the torque converter, and the synchronous generator to ensure that the unit has the highest possible and most efficient energy generation. We also expect to modify certain parts that are susceptible to temperature variations allowing us to sell a “cold weather package” that will allow us to expand our potential market into those locations subject to extreme cold temperatures.

We have spent considerable funds on research and development of our proprietary, patent pending ACCC conductor and related component technologies. We continue to invest in the further development of this product with a view to accelerating and lowering the cost of production, using less expensive and more readily available material sources, as well as enhancing the product's properties and characteristics. We also anticipate the need to continue spending significant funds to protect the ACCC conductor technologies.

We spent $7,332,238, $4,855,175, and $5,413,787 on research and development activities in fiscal years 2007, 2006, and 2005, respectively.

XI. COMPETITION

DeWind Turbine Competition:
The purchasing decision for a wind farm developer is driven by a combination of price, availability and reliability. Our competition consists of wind turbine manufacturers including General Electric’s Wind division, Vestas, Gamesa, Suzlon, Siemens and Mitsubishi. GE is the largest wind turbine supplier in North America, with over 7,500 wind turbine installations, comprising more than 9,800 MW of capacity, and representing 48% of the US deliveries in 2006 (2007 data not yet available).

We believe that our DeWind turbines offer a comparably priced product per megawatt of generation that has excellent performance and reliability compared to the competition and our innovations with our D8.2 model should result in reduction in the component failure rate of our competition’s products.

The ability to use a fixed speed high voltage synchronous generator, as opposed to a variable speed generators with power conversion electronics required by other turbines, results in a much more grid–friendly AC power output at a higher voltage that can be connected directly to the grid. This allows the D8.2 to meet the Grid Code standards published by the Federal Energy Regulation Commissional (FERC) as a synchronous generator, without additional power conditioning and low voltage right through protection equipment.

CTC Cable Competition

We believe that ACSR is our primary competition. ACSR is made using 100 year old technology without patent protection and is sold by weight as a commodity product by a multitude of conductor manufacturers including General Cable, Southwire, and Alcan in the U.S., all of whom we are looking to as U.S. suppliers of ACCC core stranding. Thus far in this document, we have focused our description of our products and product advantages by comparing ACCC conductor to ACSR conductor since it is the industry standard and represents our greatest opportunity for market penetration. During our analysis, we also compared ACCC conductor with other conductor product innovations, each briefly described below and compared against ACCC conductor and ACSR in the table following.

•
ACSS or Aluminum Conductor Strength Steel is an annealed aluminum conductor using a similar design as ACSR but also which uses a higher strength steel alloy as its core. ACSS can operate at a higher temperature than ACSR but has similar weight to ACSR unless one considers the ACSS/TW trapezoidal wire version which requires additional aluminum resulting in a heavier conductor than ACSR, requiring greater tensioning and potentially heavier duty or taller tower construction. Additionally, it requires increased tower height or towers placed closer together if one would like to operate it at higher temperature, since it still displays temperature induced sag similar to other metals due to similar thermal expansion. We consider ACSS to be an extension of ACSR since its operating properties are a marginal improvement to ACSR conductor.

•
ACCR or Aluminum Conductor Composite Reinforced is a composite conductor composed of aluminum-zirconium alloy stranded wire around a metal-ceramic matrix composite wire core and is manufactured by 3M Corporation. We do not consider ACCR in its current state to be a competitive product with ACCC conductor since it is prone to brittle fracture if it is handled incorrectly, requires special reel for transportation, requires special tools and handling for its installation, has greater thermal sag than ACCC conductor, has less performance as compared to ACCC conductor, and is more expensive on a per foot and a total cost of installation basis. ACCR has been on the market for a number of years, marketed by 3M with more resources than ACCC conductor, yet has a limited commercial installation base to date as compared to the installation base of ACCC conductor.

•
AAAC or All Aluminum Alloy Conductors and AAC or All Aluminum Conductors are designed to eliminate the strength component and make the entire conductor from aluminum using alloying elements for AAAC to render the aluminum stronger and increase its operating temperature. Both AAC and AAAC conductors are still very soft and prone to high levels of thermal sag which requires shorter spans between towers, resulting in a more expensive installation cost. Both conductors have very limited maximum operating temperature ranges, which limits capacity significantly. AAAC and AAC conductors have gained commercial adoption in Europe, however, our ACCC conductor of the same diameter has approximately the same conductivity and allows a much higher capacity and can be easily retrofitted on such systems

•
Superconductors and underground cables. We do not consider superconductors or underground cables to be competitive products to ACCC conductor. Buried cables cost over ten times the total installation costs and are typically not used for transmission lines due to insulation, maintenance and cooling issues. Superconductors are even more prohibitively expensive to install, in the millions of dollars per mile and consequently have had very limited government sponsored trial very short installations, primarily in extremely congested city areas. The few installations of superconductors have been paid for by governmental grants and not from commercial utilities.

•
In past years, we have reviewed other conductors such as STACIR made by the Korea Electric Power Corporation and GAP, originally introduced by Sumitomo. We continue to monitor the progress of these products but do not consider these products to be competitive threats. Please refer to our fiscal 2005 and 2006 Form 10-K filings for additional information about these products.

The following table compares the operational properties of the various conductors. The calculations were made using industry standard calculations on a modeled 40 mile (67 km) constrained transmission line using “Drake” sized conductor with Maximum Apparent Power of 1,150 amps and standard environmental conditions as would be seen in the continental United States for a typical transmission line. Line loss values are per year and are calculated at the U.S. average to produce power of $0.05 per KWh. CO2 values are calculated at the European carbon exchange spot prices and the U.S. average CO2 emissions rate for electricity generation.

	ACCC	ACSR	ACSS	ACCR	AAAC
Aluminum cross section in kcmil	1,020	795	795	795	927
Peak power - 180C in Amps	1,733	(over limit)	1,546	1,557	(over limit)
Operating Temperature	90C	108C (over 100C limit)	106C	105C	107C (over 75C limit)
% line losses vs ACCC conductor	--	35%	32%	30%	33%
Additional cost for line losses vs. ACCC conductor	--	$2,760,000	$2,490,000	$2,350,000	$2,570,000
Additional CO2 emissions vs. ACCC conductor - in metric tons	--	34,400	30,100	29,300	32,000
Cost of CO2 on Europe spot market	--	$1,130,000	$1,020,000	$960,000	$1,050,000

We believe ACCC conductor has two disadvantages compared to our competition. First, our ACCC conductor is a relatively new product that incorporates technology that, while proven in other industrial applications, has limited installations in the utility markets. At present, over 2,000 kilometers of ACCC conductor have been installed world wide, primarily in China, an increase from 230 kilometers a year ago. However, the ACSR product we anticipate replacing has been in existence for 100 years, is familiar with utility management and utility engineers and is proven to work in real world conditions. Our product does not have this legacy in the utility markets. Second, our product is more expensive than the ACSR conductor for the same sized conductor when analyzed by the foot or meter as a commodity. While we believe that installation of our product results in capital cost savings of the overall project since tower construction or upgrading costs should more than offset the higher cost per foot of conductor, we may have difficulty in convincing traditional utility buyers. While we also believe that there are additional yearly cost savings from the increased efficiency of electrical transmission due to lower line losses, it is often difficult for the typical decision maker to incorporate that in his analysis, since that falls in a different department and is considered a normal line loss cost that is usually built into the rate base.

XII. GOVERNMENTAL REGULATION

While there a number of certification agencies for wind turbines, we are not aware of any specific government regulations governing the design and specifications of wind turbines or for bare overhead conductors in the United States or in Europe. We do not believe the manufacture of wind turbines or ACCC conductor is subject to any specific government regulations other than those regulations that traditionally apply to manufacturing activities such as the Occupational Safety and Health Act of 1970 or similar occupational safety regulations in our other manufacturing locations.

Our intended operations are generally subject to various governmental laws and regulations relating to the protection of the environment. These environmental laws and regulations, which have become increasingly stringent, are implemented principally by the Environmental Protection Agency in the United States and comparable European and U.S. state agencies, and govern the management of hazardous wastes, the discharge of pollutants into the air and into surface and underground waters, and the manufacture and disposal of certain substances. We believe that we comply completely with any such laws or regulations.

A majority of the international markets require government or type registration approvals from leading companies or public or semi-private bodies or associations for both our wind turbines and our ACCC conductor. Certain markets also require conductor and turbine manufacturers to be audited and production methods and raw material supplies approved.

XIII. BANKRUPTCY PROCEEDINGS AND SUMMARY OF REORGANIZATION PLAN

On May 5, 2005 we filed a litigation driven voluntary reorganization plan and disclosure statement under the provisions of Title 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the Central District of California under case number SA 05-13107 JR. Our disclosure statement was approved by the bankruptcy court on July 6, 2005 and a hearing was held resulting in the confirmation of our bankruptcy plan October 31, 2005. The order approving our bankruptcy plan was entered November 18, 2005 and concurrently notice was given that the plan effective date was established as November 18, 2005. We formally emerged from bankruptcy on August 2, 2006 after all claims had been resolved and paid. See also our Form 10-K for fiscal year ending September 30, 2005 and footnote 2 of Item 8 in this filing for additional information.

XIV. CUSTOMERS

DeWind: For the year ended September 30, 2007, we had five customers who each accounted for 18% to 23% of our total DeWind revenue, including SEC and Brehna who accounted for $3,986,000 and $4,046,000, of our revenue, respectively.

CTC Cable: For the year ended September 30, 2007, we had two customers – Jiangsu Far East and General Cable — who accounted for $12,175,000 and $2,939,000 of our revenue, respectively. This constituted approximately 76% and 18% of our CTC Cable revenue and 30% and 7% of our total revenue.

XV. EMPLOYEES

As of November 15, 2007, we had a total of 135 full time employees including 69 employees in the United States and 66 employees in Europe. We also used the services of 7 consultants on a regular basis for a variety of tasks and responsibilities. Additional consultants are employed as required for specific tasks. Our German employees are represented by the German National Labor Works Council. None of our US based employees are currently represented by a labor organization. We believe that relations with our employees are good.

XVI. AVAILABLE INFORMATION

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other reports, and amendments to these reports, required of public companies with the Securities and Exchange Commission (SEC). The public may read and copy the materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 202-551-8090. The SEC also maintains a web site at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. We also make available free of charge on the Investor Relations section of our corporate web site all of the reports we file with the SEC as soon as reasonably practicable after the reports are filed. Copies of CTC’s fiscal 2007 Annual Report on Form 10-K may also be obtained without charge by contacting Investor Relations, Composite Technology Corporation 2026 McGaw Ave. Irvine, California 92614.

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

WE EXPECT FUTURE LOSSES AND OUR FUTURE PROFITABILITY IS UNCERTAIN.

We have recorded approximately $20.5 million in ACCC product sales since inception and we have $30.5 million in wind turbine and related services revenues as a result of and since the acquisition on July 3, 2006. Historically, we have incurred substantial losses and we may experience significant quarterly and annual losses for the foreseeable future. Our accumulated deficit as of September 30, 2007 and 2006 was $139,609,437 and $95,125,955, respectively. We may never become profitable. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. We expect the need to significantly increase our general administrative and product prototype and equipment prototype production expenses, as necessary. As a result, we will need to generate significant revenues and earnings to achieve and maintain profitability.

OUR INDEPENDENT AUDITORS HAVE ISSUED A QUALIFIED REPORT AS OF AND FOR THE YEAR ENDED SEPTEMBER 30, 2007 WITH RESPECT TO OUR ABILITY TO CONTINUE AS A GOING CONCERN, AND WE MAY NEVER ACHIEVE PROFITABILITY.

Since inception, our accountants have issued a report relating to our audited financial statements which contains a qualification with respect to our ability to continue as a going concern because, among other things, our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future or to obtain the necessary financing to meet our obligations and repay our liabilities from normal business operations when they come due. There is no guarantee that the products will be accepted or provide a marketable advantage, and therefore, no guarantee that the commercialization will ever be profitable. For the year ended September 30, 2007, we had a net loss of $44,483,482 and negative cash flows from operations of $21,839,550. For the year ended September 30, 2006, we had a net loss of $28,523,192 and negative cash flows from operations of $6,263,703. For the fiscal year ended September 30, 2005, we had a net loss of $40,163,407 and negative cash flows from operations of $12,449,211. As of September 30, 2007, our accumulated deficit was $139,609,437.

BECAUSE WE ARE IN AN EARLY STAGE OF COMMERCIALIZATION, OUR LIMITED HISTORY OF CABLE OPERATIONS AND OUR EARLY STAGE OF COMMERCIALIZATION FOR OUR NEW WIND PRODUCTS MAKES EVALUATION OF OUR BUSINESS AND FUTURE GROWTH PROSPECTS DIFFICULT.

Since our reorganization in 2001, we have had a limited operating history and are at an early stage of commercialization of a new technology product to a market reluctant to accept new technologies. We made our ACCC available and entered into our first commercial agreement in 2003. We recently acquired our wind energy division in July 2006.

Our electric cable conductor technology is a relatively new advance for the electrical utility industry technology and has not yet achieved widespread adoption. Our wind turbine technology for our next generation of wind turbines is commercially unproven and has not achieved commercial adoption. We do not have enough experience in selling our products at a level consistent with broad market acceptance and do not know whether we can do so and generate a profit. As a result of these factors, it is difficult to evaluate our prospects, and our future success is more uncertain than if we had a longer or more proven history of operations.

IF OUR CONDUCTOR AND TURBINE PRODUCTS ARE NOT ACCEPTED BY OUR POTENTIAL CUSTOMERS, IT IS UNLIKELY THAT WE WILL EVER BECOME PROFITABLE.

The electrical utility industry has historically used a variety of technologies which have been proven over time to be reliable. Compared to these conventional technologies, our technology is relatively new and unproven, and the number of companies using our technology is limited. The commercial success of our conductor product will depend upon the widespread adoption of our technology as a preferred method by major utility companies to transmit electricity and the commercial success of our turbine products will depend on our ability to convince wind farm operators that our new turbine design will result in a reliable and efficient wind turbine. In order to be successful, our products must meet the technical and cost requirements for electric generation and transmission within the electric utility industry. Market acceptance will depend on many factors, including:

(i) the willingness and ability of customers to adopt new technologies;

(ii) our ability to convince prospective strategic relationships and customers that our technology is an attractive alternative to conventional methods used by the electric utility industry;

(iii) our ability to convince operators and designers of wind farms to use our wind energy turbines that incorporate our WinDrive® power train solution;

(iv) our ability to change our customers' evaluation of the economics of power line construction, changing their focus on limiting initial capital costs to evaluating the cost and benefit of the full life of a line liberating capital funding to acquire our products that can overall reduce costs in power transmission; and

(v) our ability to sell sufficient quantities of our products.

Because of these and other factors, our products may not gain market acceptance or become the industry standard for the electrical utility industry. The failure of utility companies to purchase our products would have a material adverse effect on our business, results of operations and financial condition.

OUR NEW DEWIND D8.2 MODEL HAS NOT BEEN SUCCESSFULLY OPERATED IN REAL WORLD WIND GENERATION APPLICATIONS IN ALL OF OUR POTENTIAL MARKETS. THE WINDRIVE TM DRIVETRAIN IS UNPROVEN IN FULLY COMMERCIAL WIND GENERATION APPLICATIONS.

The DeWind D8.2 model incorporates the Voith WinDrive® component as a key modification to our existing turbine technology. However, we have not successfully completed the tests required to obtain certification to utilize this technology in wind generation applications in 60 Hertz, the frequency used in the United States and other key growth markets. Certification involves erecting the turbine on a test location site and conducting and evaluating the results of tests under real world conditions. If the certification is not obtained, is delayed due to product performance issues or regulatory concerns, we may be required to perform additional re-engineering or redesign work resulting in additional product delays. Such delays may require additional investment in product development. If we are not certified in a timely manner, our current and potential customers may cancel their orders and require the refund of any advance payments they may have made. Finally, any business decisions made based on the assumption of cash flows from these turbines will have to be re-evaluated, our forecasted revenues forecast may not be attained, additional costs may be incurred, and our business may be significantly impacted.

WE ARE INVOLVED IN LITIGATION WITH FKI PLC RELATED TO THE STRUCTURE OF THE CAPITAL ACCOUNTS OF SEVERAL OF THE GERMAN AND UK SUBSIDIARIES OF THE COMPANY WHICH MAY FORCE THESE SUBSIDIARIES INTO TECHNICAL INSOLVENCY.

We have filed suit with FKI, plc, a prior owner of DeWind and has claimed that FKI improperly repaid loans made between DeWind and FKI prior to the acquisition of DeWind by EU Energy in 2005 and seeks to recover the funds. FKI has filed suit against certain of the UK subsidiaries for reimbursement of bond guarantees claimed by DeWind customers in 2005 and has successfully obtained judgments against these UK subsidiaries for 2.2 million Euros. If the Company defaults on these payments, if the Company does not successfully prevail on the claim of the improper loan repayments, and if the CTC parent does not elect to support the subsidiaries through capital infusions, certain of the UK and German subsidiaries may be forced into technical insolvency under German and UK corporate law. In this event, certain key assets of the Company may be at risk primarily the D8.2 50 hertz prototype, certain portions of the acquired intellectual property and rights to payments under our turbine licensing agreements with our turbine partners in China. The Company has recorded a liability for the 2.0 million Euros but has not recorded a receivable for the funds claimed to be owed by FKI.

ALTHOUGH OUR DEWIND SUBSIDIARY HAS SUCCESSFULLY PRODUCED WIND TURBINES IN THE PAST, DEWIND HAS NOT PRODUCED A TURBINE COMMERCIALLY FOR OVER A YEAR AND HAS LIMITED OPERATIONAL PRODUCTION CAPABILITY.

As a result of strategic management decisions and direct marketing efforts related to our new D8.2 turbines, DeWind has not produced wind turbines at commercially viable levels since 2005 and the first commercial shipments of wind turbines occured in late calendar year 2007. This lack of production experience and know-how may result in additional costs or delays when commercial production is resumed. We are currently evaluating our commercial production options including the use of contract facilities at various locations around the world. We have limited experience contracting out for such facilities which may involve additional expenditures or product issues including inadequate product quality or product shipment delays. We may also not adequately transition the required production knowledge resulting in additional costs or delays until such time as the contractor solutions are sufficiently efficient, or if quality is not sufficiently high for our turbine products.

OUR DEWIND PRODUCTS UTILIZE TECHNOLOGY AND INTELLECTUAL PROPERTY OWNED BY OTHER ENTITIES AND WE MAY BE REQUIRED TO LICENSE THIS TECHNOLOGY OR BE PREVENTED FROM SELLING OUR PRODUCTS BY OTHERS.

For our legacy turbine installations and our D6 and D8 commercial turbine models, we are subject to the licensing requirements of General Electric Corporation, and potentially others, for the conversion of rotational power into usable electricity and for connection of the turbine to the power grid. In addition, General Electric has prohibited the sale of certain of our turbines that utilize their technology into territories such as the United States and Canada and requires us to pay a royalty on turbines using their technology in other territories. In the future, we may be subject to additional restrictions on or license fees payable for our turbines which may negatively impact our business. Further, other wind energy manufacturers, including without limitation, General Electric, may file intellectual property infringement claims on our new turbines, file injunctions against their sale or delivery, or attempt to impose additional licensing requirements which, even if adjudicated in our favor, may result in the delay of payments or deliveries which could significantly impact our business.

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

WE HAVE EXPOSURE TO FOREIGN CURRENCY RISK AND WE ARE NOT ADEQUATELY HEDGED AGAINST SUCH FOREIGN CURRENCY EXPOSURE.

With the acquisition of DeWind, we now have operations in Germany and sales opportunities around the world denominated in the Euro and other currencies. In addition, for turbines sold in the US, we expect that for the foreseeable future, we will purchase a substantial quantity of parts from European suppliers in Euro denominations for delivery into the US and elsewhere. Our current sales contracts have the revenue payments denominated in the local currencies and at contracted amounts. We currently do not have a foreign exchange hedging strategy in place and the recent depreciation of the dollar against the Euro has caused additional foreign currency losses. If the local currency value depreciates against the Euro, we may incur substantial foreign currency losses or incur additional expenses.

OUR INABILITY TO RAISE ADDITIONAL WORKING CAPITAL AT ALL OR TO RAISE IT IN A TIMELY MANNER COULD NEGATIVELY IMPACT OUR ABILITY TO FUND OUR OPERATIONS, TO GENERATE REVENUES, AND TO OTHERWISE EXECUTE OUR BUSINESS PLAN, LEADING TO THE REDUCTION OR SUSPENSION OF OUR OPERATIONS AND ULTIMATELY LIQUIDATION OF OUR BUSINESS.

While we have raised significant capital in the past through our debt offerings and private equity placements, we anticipate that the sales of our ACCC conductor and DeWind turbines may not be sufficient enough to sustain our operations, and further anticipate that we will continue to incur net losses due to our costs exceeding our revenues for an indefinite period of time. For these reasons, we believe that we may need to raise additional capital until such time, if any, as we become cash-flow positive. It is likely that we will continue to seek to raise money through public or private sales of our securities, debt financing or short-term loans, corporate collaborations or a combination of the foregoing. Our ability to raise additional funds in the public or private markets will be adversely affected if the results of our business operations are not favorable, if any products developed are not well-received or if our stock price or trading volume is low. Moreover, additional funding may not be available on favorable terms to us, or at all. To the extent that money is raised through the sale of our securities, the issuance of those securities could result in dilution to our existing shareholders. If we raise money through debt financing, we may be required to secure the financing with all of our business assets, which could be sold or retained by the creditor should we default in our payment obligations. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, we may not be able to complete the commercialization of any products that we may have developed. As a result, we may be required to discontinue our operations without obtaining any value for our products under development, which could eliminate shareholder equity, or we could be forced to relinquish rights to some or all of our products in return for an amount substantially less than we expended to develop such products.

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

Failure to adequately protect our proprietary rights could enable third parties to use our technology, or very similar technology, and could reduce our ability to compete in the market, and any proprietary rights litigation could be time consuming and expensive to prosecute and defend. Due to the importance of proprietary technology in the electrical utility and wind energy industries, establishment of patents and other proprietary rights is important to our success and our competitive position. Performance in the electrical utility and wind energy industries can depend, among other factors, on patent protection. Accordingly, we have filed patent applications in the U.S. and internationally for all aspects of our composite materials, conductor and wind energy turbine products and processes, including aspects of our product other than the conductor core, and intend to devote substantial resources to the establishment and protection of patents and other proprietary rights. Despite our efforts to establish and protect our patents or other proprietary rights, unauthorized parties may attempt to copy aspects of our technology or to obtain and use information that we regard as proprietary. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States. Our means of establishing and protecting our proprietary rights may not be adequate and our competitors may independently develop similar technology, duplicate our products or design around our patents or our other proprietary rights. As a result, our business involves a risk of overlap with third party patents and subsequent litigation with competitors or patent-holders. Any claims, with or without merit, could be time-consuming, result in costly litigation, or cause us to enter into licensing agreements.

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

We rely to a substantial extent on the management, marketing and product development skills of our key employees, particularly Benton H Wilcoxon, our Chief Executive Officer, Marv Sepe, our Chief Operating Officer and D.J. Carney, our Chief Financial Officer. If Messrs. Wilcoxon, Sepe, or Carney were unable to provide services to us for whatever reason, our business would be adversely affected. Neither Mr. Wilcoxon, Mr. Sepe, nor Mr. Carney has entered into an employment agreement with the Company. In addition, our ability to develop and market our products and to achieve profitability will depend on our ability to attract and retain highly talented personnel. We face intense competition for personnel from other companies in the electrical utility industry. The loss of the services of our key personnel or the inability to attract and retain the additional, highly-talented employees required for the development and commercialization of our products, may significantly delay or prevent the achievement of product development and could have a material adverse effect on us.

A FAILURE TO ESTABLISH AND MAINTAIN RELATIONSHIPS WITH STRATEGIC SUPPLIERS, CONTRACTORS, AND LICENSEES MAY HARM OUR BUSINESS.

Our success is dependent upon establishing and maintaining relationships with strategic contractors, suppliers and licensees, such as our relationships with General Cable, Lamifil, Midal, and Jiangsu as our conductor wrapping licensees with TECO as our wind turbine assembly contractor and with Voith as our WinDrive® torque converter supplier. We face numerous risks in successfully obtaining suitable strategic relationships on terms consistent with our business model, including, among others:

(i) we must typically undergo a lengthy and expensive process of building a relationship with a potential strategic supplier or licensee before there is any assurance of an agreement with such party;

(ii) we must persuade conductor manufacturers with significant resources to rely on us for critical technology on an ongoing and continuous basis rather than trying to develop similar technology internally;

(iii) we must persuade potential contractors and suppliers to bear retooling costs associated with producing our products; and

(iv) we must successfully transfer technical know-how to our suppliers, contractors, and licensees.

Moreover, the success of our business model also depends on the acceptance of our products by the utility companies who have historically been conservative in their adoption of new products and technologies into their infrastructure. Further, our strategic licensees will be selling our products that may compete with their existing or future conductor products. Our licensees are not required to sell our products and they are not prohibited from discounting the prices of their products below our prices.

Our business could be seriously harmed if: (i) we cannot obtain suitable strategic suppliers, contractors, and licensees; (ii) our cable licensees fail to achieve significant sales of ACCC conductor or products incorporating our technology; (iii) we fail to successfully transfer the supply chain management and knowledge transfer to our TECO turbine assembly contractor, (iv) we fail to maintain our relationship with Voith for our WinDrive® supply, or (v) we otherwise fail to implement our business strategy successfully.

WE CANNOT CONTROL THE COST OF OUR RAW MATERIALS, WHICH MAY ADVERSELY AFFECT OUR BUSINESS.

Our principal ACCC conductor raw materials are glass and carbon fibers, plus various polymer resins and aluminum. Our wind turbine products use industrial metals such as steel and aluminum along with carbon fiber. The prices for these raw materials are subject to market forces largely beyond our control, including energy costs, organic chemical feed stocks, market demand, and freight costs. The prices for these raw materials have varied significantly and may vary significantly in the future. We may not be able to adjust our product prices, especially in the short-term, to recover the costs of increases in these raw materials. Our future profitability may be adversely affected to the extent we are unable to pass on higher raw material and energy costs to our customers.

INTERRUPTIONS OF OUR KEY SUPPLIES MAY AFFECT OUR RESULTS OF OPERATIONS AND FINANCIAL PERFORMANCE.

Certain turbine components including high quality bearings used in our gearboxes and the Voith torque converter are produced by a few suppliers worldwide and are subject to delivery allocation. Interruptions or shortages of supplies from our key suppliers of raw materials or turbine parts suppliers could disrupt production or impact our ability to increase production and sales. We use a limited number of sources for most of the other raw materials and turbine parts. We do not have long-term or volume purchase agreements with most of our suppliers, and may have limited options in the short-term for alternative supply if these suppliers fail, for any reason, including their business failure or financial difficulties, to continue the supply of materials or components. Moreover, identifying and accessing alternative sources may increase our costs, extend the advance purchase time prior to delivery, or both.

WE ARE CONTROLLED BY A SMALL NUMBER OF SHAREHOLDERS, WHOSE INTERESTS MAY DIFFER FROM OTHER SHAREHOLDERS.

As of November 30, 2007, Benton H Wilcoxon, our Chairman of the Board, Chief Executive Officer and Michael Porter, former majority shareholder of EU Energy in the aggregate beneficially own or control approximately 16% of the outstanding common stock. As a result, these persons have significant influence in determining the outcome of any corporate matters submitted to our shareholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors and other significant corporate actions. The interests of these shareholders may differ from the interests of the other shareholders, and may limit the ability of other shareholders to affect our management and affairs.

WE HAVE AND WILL LIKELY CONTINUE TO EXPERIENCE CUSTOMER CONCENTRATION, WHICH MAY EXPOSE US TO ALL OF THE RISKS FACED BY OUR POTENTIAL MATERIAL CUSTOMERS.

For our cable business segment, for the year ended September 30, 2007 one customer in China represented approximately 76% of our recorded revenues and one customer represented 18% of our recorded cable business. The customer in China is expected to represent in excess of 50% of our cable revenue for the next two fiscal quarters.

For our turbine business segment, three customers in Europe amounted to 27%, 13%, and 13% of 2007 revenues and two customers in China amounted to 16% and 14% of 2007 revenues. We announced in March, 2007 that we had signed a contract with one customer representing an approximate $40 million order for delivery in fiscal 2008. In June, 2007 we announced the due to non-payment of the required progress payments that this contract was declared in default by the Company. In January, 2007 we announced an order from one turbine customer in South America representing approximately 35% of our September 30, 2007 backlog and between June and August, 2007 we announced orders from one turbine customer that represents approximately 40% of our September, 2007 backlog.

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

OUR BUSINESS MAY BE SUBJECT TO INTERNATIONAL RISKS.

We are pursuing international business opportunities, including in Europe, India, China, Mexico, Brazil, the Middle East, certain far eastern countries and Africa. As to international business in the Middle East, our current target markets include Saudi Arabia, Qatar, United Arab Emirates, Oman, Bahrain, Libya, and Jordan. In Africa we are actively pursuing South Africa and Kenya as well as engaging in discussions with engineering companies that bid on trans-African projects. There are no special additional risks related to these countries that are not disclosed in the list of risks affecting most international business. To date, except for our manufacturing arrangement in Bahrain, we have not engaged in any transactions on these countries. Our wind segment has historically operated only in Western Europe, primarily Germany and Austria prior to 2007 when we began to expand our production to the United States. Our Cable business model has been implemented in the United States, Canada, Europe, Bahrain, and China. We produce the ACCC core in the United States for delivery to our wrapping partners under manufacturing and distribution agreements for ACCC deliveries made to date in the United States and China. Expansion internationally will depend on our adaptation of this model to other international markets and may be costly and time consuming. Risks inherent in international operations in general include:

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

COMPLIANCE WITH ENVIRONMENTAL REGULATIONS COULD INCREASE OUR OPERATING COSTS, WHICH WOULD ADVERSELY AFFECT THE COMMERCIALIZATION OF OUR TECHNOLOGY.

Our intended operations are subject to various federal, state, and local laws and regulations relating to the protection of the environment. These environmental laws and regulations, which have become increasingly stringent, are implemented principally by the Environmental Protection Agency and comparable state and foreign agencies, and govern the management of hazardous wastes, the discharge of pollutants into the air and into surface and underground waters, and the manufacture and disposal of certain substances. There are no material environmental claims currently pending or, to our knowledge, threatened against us. In addition, we believe our planned operations will be implemented in compliance with the current laws and regulations. We estimate that any expenses incurred in maintaining compliance with current laws and regulations will not have a material effect on our earnings or capital expenditures. However, there can be no assurance that current regulatory requirements will not change, that currently unforeseen environmental incidents will not occur, or that past non-compliance with environmental laws will not be discovered.

CHANGES IN INDUSTRY STANDARDS AND REGULATORY REQUIREMENTS MAY ADVERSELY AFFECT OUR BUSINESS.

As a manufacturer and distributor of wire and conductor products we are subject to a number of industry standard-setting authorities, such as the Institute of Electrical and Electronic Engineers, the Europe based International Council on Large Electric Systems, the American Society of Testing and Materials and the Canadian Standards Association. In addition, many of our products may become subject to the requirements of federal, state and local or foreign regulatory authorities. Changes in the standards and requirements imposed by such authorities could have a material adverse effect on us. In the event we are unable to meet any such standards when adopted our business could be adversely affected. In addition, changes in the legislative environment could affect the growth and other aspects of important markets served by us. While certain legislative bills and regulatory rulings are pending in the energy and telecommunications sectors which could improve our markets, any delay or failure to pass such legislation and regulatory rulings could adversely affect our opportunities and anticipated prospects may not arise. It is not possible at this time to predict the impact that any such legislation or regulation or failure to enact any such legislation or regulation, or other changes in laws or industry standards that may be adopted in the future, could have on our financial results, cash flows or financial position.

Our turbines are subject to regulatory approval and certification as described above. Our turbine customers also often rely upon tax credits as incentives to build wind turbine farms. These tax credits may lapse or expire prior to the installation of turbines or delays in shipments of turbines as the result of production issues. This may result in the loss of such credits to the developer In the United States and elsewhere around the world; provided that, there are alternative energy tax credits and tax advantages that have been enacted that are designed to promote the building of renewable and alternative energy including wind turbine farms. These tax credits may be significant enough to swing the difference as to whether a wind farm is economically feasible or not. Currently in the US, such tax credits are set to expire at the end of 2008. While we believe that the credits will be extended in substantially the same form as today, changes to the tax law structure may result in the reduction or elimination of these tax credits.

WE EXPERIENCE COMPETITION FROM OTHER COMPANIES, WHICH COULD RENDER OUR PRODUCTS OBSOLETE OR SUBSTANTIALLY LIMIT THE VOLUME OF PRODUCTS THAT WE SELL. THIS WOULD LIMIT OUR ABILITY TO COMPETE AND ACHIEVE PROFITABILITY.

The market in which we offer our products are competitive. Our conductor competitors include makers of traditional bare overhead wire and other companies with developmental-stage products that may be marketing or developing products that compete with our products or would compete with them if developed. Our wind competitors include several established and much better capitalized companies such as General Electric and Vestas who could exert downward pricing pressure which could be catastrophic for our wind energy turbine business plan. Our competitors will be able to better access capital. They may also achieve unique technological advances that render our products obsolete or less competitive. We believe our competitors will continue to improve the design and performance of their products and to introduce new products with competitive price and performance characteristics. We expect that we will be required to continue to invest in product development, productivity improvements and customer service and support in order to compete in our markets. Such competitors could develop a more efficient product or undertake more aggressive and costly marketing campaigns than us which may adversely affect our marketing strategies and could have a material adverse effect on our business, results of operations or financial condition. In addition, as we introduce new products, we will compete directly with a greater number of companies. There is no assurance that we will compete successfully against current or future competitors nor can there be any assurance that competitive pressures faced by us will not result in increased marketing costs, loss of market share or otherwise will not materially adversely affect our business, results of operations and financial condition.

OUR INTEGRATION OF THE EU ENERGY/DEWIND ACQUISITION IS CONTINUING AND MAY CONTINUE TO CONSUME SIGNIFICANT RESOURCES AND MANAGEMENT TIME

Management spent a significant amount of time and effort on the integration of the EU Energy/DeWind acquisition and additional work to complete the integration is expected to continue into 2008. If we cannot integrate the products effectively or if management spends too much time on integration issues, it could harm our business, financial condition and results of operations. The difficulties, costs and delays involved in integrating the companies, which could be substantial, include the following:

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

THE COMPANY HAS HAD A HISTORY OF MATERIAL WEAKNESSES IN THE ACCOUNTING, FINANCIAL, AND BUSINESS CONTROL STRUCTURE AND THE ACQUISITION OF EU ENERGY/DEWIND HAS RESULTED IN ADDITIONAL SARBANES-OXLEY ISSUES AND MATERIAL WEAKNESSES IN THE CONTROL STRUCTURE.

The Company has determined that the internal control structure of the consolidated entity has material weaknesses which will require the investment of additional resources to mitigate and resolve. Prior to the acquisition on July 3, 2006, DeWind was a UK company that was not previously subject to the requirements of the Sarbanes-Oxley Act of 2002. The operations of DeWind are material to the results of the post-acquisition combined entity and management’s initial assessment of the DeWind control structure has identified several additional key material control weaknesses that may require the investment of additional resources. The Company may be required to hire additional employees, consult with expert advisors, invest in Informational Technology, and provide for additional Board oversight including additional independent directors, and audit committee, and an internal audit function. These remediation efforts may consume additional financial resources resulting in additional expense to the company.

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

The market price of our common stock may be subject to significant fluctuations in response to our operating results, announcements of new products or market expansions by us or our competitors, changes in general conditions in the economy, the financial markets, the electrical power transmission and distribution industry, or other developments and activities affecting us, our customers, or our competitors, some of which may be unrelated to our performance. The sale or attempted sale of a large amount of common stock into the market may also have a significant impact on the trading price of our common stock. During the last 12 months, the closing bid prices for our common stock have fluctuated from a high of $2.22 to a low of $0.76. Fluctuations in the trading price or liquidity of our common stock may adversely affect our ability to raise capital through future equity financings.

WE DO NOT ANTICIPATE PAYING DIVIDENDS IN THE FORESEEABLE FUTURE. THE LACK OF DIVIDENDS MAY REDUCE YOUR RETURN ON AN INVESTMENT IN OUR COMMON STOCK.

To the extent we have earnings; we plan to use them to fund our operations. We have not paid dividends on the common stock and do not anticipate paying such dividends in the foreseeable future. We cannot guarantee that we will, at any time, generate sufficient surplus cash that would be available for distribution as a dividend to the holders of our common stock. Therefore, any return on your investment would derive from an increase in the price of our stock, which may or may not occur. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted. If a securities class action suit is filed against us, we would incur substantial legal fees and our management's attention and resources would be diverted from operating our business in order to respond to the litigation.

THE EXERCISE PRICE OR CONVERSION PRICE OF OUTSTANDING OPTIONS, WARRANTS AND CONVERTIBLE NOTES MAY BE LESS THAN THE CURRENT MARKET PRICE FOR OUR COMMON SHARES. IN THE EVENT OF THE EXERCISE OF THESE SECURITIES, A SHAREHOLDER COULD SUFFER SUBSTANTIAL DILUTION OF HIS, HER OR ITS INVESTMENT IN TERMS OF THE PERCENTAGE OWNERSHIP IN US AS WELL AS THE VALUE OF THE COMMON SHARES HELD.

As of November 30, 2007, 55,798,262 Common Shares are issuable upon exercise of all outstanding options, warrants and conversion of convertible notes for less than the market price of $1.86 per share which is significantly more than our average daily volume of stock traded on the public markets. Full exercise and conversion of these below market shares would result in us receiving cash proceeds of $52,056,085 and would increase the outstanding common shares by 25.0% to approximately 277,794,000 shares. The sale in the public market of a large amount of common shares receivable upon exercise of these options, warrants, or conversion of the convertible debt to finance the exercise price or to pay associated income taxes, or the perception that such sales could occur, could substantially depress the prevailing market prices for our shares.

OUR FUTURE REVENUE IS UNPREDICTABLE AND COULD CAUSE OUR OPERATING RESULTS TO FLUCTUATE SIGNIFICANTLY FROM QUARTER TO QUARTER.

Our quarterly revenue and operating results are difficult to predict and may fluctuate significantly from quarter to quarter. Our CTC Cable business has a significant portion of its revenue sourced from one customer in China and revenue recognition is determined by shipment of products to this customer subject to their delivery schedules. Our DeWind business has historically had a significant portion of its revenue sourced from a small number of customers and is subject to delivery schedules determined by these customers. Since our revenues may fluctuate and are difficult to predict, and our expenses are largely independent of revenues in any particular period, it is difficult for us to accurately forecast revenues and profitability.

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

With the acquisition of DeWind, we assumed leases for manufacturing, service, and office facilities in Lubeck, Germany with approximately 103,440 square feet at $48,817 per month.

ITEM 3 - LEGAL PROCEEDINGS

The following are legal proceedings we are currently involved in or resolved during the fiscal year ended September 30, 2007.

Enable Growth Partners et.al v. Composite Technology Corporation:

On May 11, 2007 Enable Growth Partners, Enable Opportunity Partners, and Pierce Diversified Strategy Master Fund (collectively “Enable”) filed a Complaint in the Supreme Court of the State of New York, County of New York, Index No. 601598/2007 (the “Claim”). Enable had previously invested $1,000,000 in the October, 2005 DIP financing and $1,000,000 in the March, 2006 Bridge Notes Financing. The Claim states that the Company failed to properly calculate the fair value of certain consideration that was given in September, 2006 as an inducement to convert the March, 2006 Bridge Notes of certain other investors. The Company represents that the market value on the date of the issuance of $1.06 was equal to the fair value of the consideration. Enable alleges that the fair value of the consideration was approximately $0.02 per share and thereby triggers additional anti-dilution protection for the warrants still held by the former convertible debt holders. If the Claim figure were to be upheld, a consideration of $0.02 per share would result in the required issuance of approximately 40,000,000 additional common shares and common share equivalents, representing approximately 20% of the current issued and outstanding share amount and further trigger additional anti-dilution for subsequent financing rounds resulting in further warrant price reductions and reductions of existing conversion prices for existing convertible debt. The Company believes the Claim has no merit and has not recorded a liability. The Company promptly filed a claim under its E&O insurance policy to cover potential damages and legal costs, retained legal counsel and intends to vigorously defend its position. On July 11, 2007 the Company filed a motion to dismiss the claim. On July 31, 2007 Enable filed an opposition to the motion to dismiss. On July 31, 2007 the Company received confirmation that the matter is covered under our primary E&O policy of $5,000,000. Coverage is subject to a $200,000 retention for legal fees. Amounts in excess of this up to our policy limits are covered. On August 28, 2007 we requested a stay of discovery until oral arguments were heard on the motion to dismiss and this stay was granted on September 20, 2007. On November 7, 2007 oral arguments were heard on the motion to dismiss and the presiding judge reserved decision on the motion, extended our stay of discovery, and did not provide guidance on the timing of his decision regarding the motion to dismiss. No additional hearings are scheduled in this matter at this time.

FKI Companies v. DeWind

On May 3, 2007,  the Company and certain of its wind segment subsidiaries (hereafter referred to as “DeWind”) entered into a settlement agreement with FKI Engineering Ltd., FKI plc, and Brush Electrical Machines Ltd (collectively “FKI”). Under the terms of the agreement, DeWind and FKI agreed to take all necessary steps to effect a stay of all of the disputes listed below in A and B. effective until September 15, 2007 or other such date as the parties agree to in writing in order to allow sufficient time to effect the settlement agreement.  As part of the settlement agreement, the parties have agreed to use their best efforts to cause or procure the auditors of a German subsidiary of the Company to complete their audit of such German subsidiary’s statutory accounts for the fiscal years ending March 31, 2003, 2004, and 2005. It is expected that as part of the process of the completion of such audits, the auditors will identify any issues relating to the capital reserve accounts of the German subsidiary that are the subject of the disputes listed in A.2 below and the counterclaim listed in A.1.b&c below.  The DeWind and FKI parties have further agreed as part of the settlement agreement that if further assurance is required on possible legal issues regarding the German subsidiary’s capital structure and / or in relation to payments made into and / or out of the capital reserve account, then the legal counsel of DeWind and FKI shall meet with a view to preparing a mutually acceptable statement regarding the capital account or hire an independent reputable and suitably experienced German law firm to prepare the statement that sets out the capital reserve accounts issues.

The resolution of the capital reserve accounts issues is not reasonably estimable at this time and no contingent asset has been recorded to date for any future funds potentially receivable from FKI, if any, to resolve the capital reserve account issues.   Assuming DeWind’s satisfaction with the statement referred to above, in May, 2007, DeWind agreed to make payments totaling 1,500,000 Euros ($2,128,000 at September 30, 2007 exchange rates) in two equal installments, one within seven days after the agreed upon capital account statements have been issued and one 90 days after the first installment.   These payments shall serve to settle all remaining claims currently existing between FKI and DeWind.  In the event that the auditors cannot complete their audit due to issues relating to the capital account of the German subsidiary or in the event that no statement as referred to above, and if required, is forthcoming, then the payments referred to above will not be made and the German subsidiary will have to pursue litigation to correct discrepancies in its capital reserve accounts. During the quarter ended March 31, 2007, since the balance due was probable and reasonably estimable, the Company recorded a litigation settlement accrual under the guidance of SFAS 5 and expensed the accrual to other expense in the statement of operations of 1,452,000 Euros ($1,936,000 at March 31, 2007 exchange rates) to properly accrue for the settlement balance of 1,500,000 Euros. Between May, 2007 and November, 2007 work was performed on the statutory audits which have not been completed pending resolution of the capital accounts issue.

On December, 7, 2007 a hearing was conducted to hear arguments on FKI's motion for summary judgment of their claims for the FKI bond calls described below in A.1 and the Brush claim described in B below. FKI received approval of a summary judgment on their positions consisting of a net judgment of 1,415,000 Euros on the FKI bond call claim and 650,000 Euros for the Brush claim plus net interest and costs of approximately 181,000 Euros for a total judgment of approximately 2,246,000 Euros ($3,290,000 at December 7, 2007 exchange rates). DeWind may either appeal the summary judgments within 28 days or is obligated to pay 50% of the balances due within 14 days of the date of the summary judgment. Subsequent to the hearing, FKI and DeWind agreed to meet in January, 2008 to resolve all differences related to the FKI bond claim, the Brush Claim, and the Capital Accounts claim. During the quarter ended September 30, 2007 DeWind accrued an additional 514,000 Euros in addition to the 1,500,000 Euros already accrued to reflect an additional estimate of the amounts payable under the FKI and Brush claims and recorded 232,000 Euros into the December, 2007 period expense. No amount was recorded related to the Capital Accounts counter-claim since it is not reasonably estimable at this time. DeWind is obligated to pay 50% of the summary judgment within 14 days of the summary judgment date or to file for an appeal within 28 days of the summary judgment date in which case a payment stay is in effect. We are also seeking a payment stay with FKI pending the January, 2008 settlement discussions with FKI relating to the German Capital account claim described in A.2 below.

A.  FKI Engineering Ltd. and FKI plc. ("The FKI Companies”) v. DeWind Holdings Ltd and DeWind GmbH; and DeWind GmbH v. FKI Engineering Ltd.

There are two related legal actions against subsidiaries of the Company: the first action is by FKI Engineering and FKI plc commenced in England against DeWind Holdings Ltd and DeWind GmbH (“first action”) and the second action is by DeWind GmbH against FKI Engineering Ltd commenced in Germany (“second action”).

1. FKI Engineering Ltd. and FKI plc. v. DeWind Holdings Ltd and DeWind GmbH

On July 6, 2006 FKI Engineering Ltd. and FKI plc. (The “FKI Companies”) filed a suit with the High Court of Justice, Queen’s Bench Division, and Commercial Court, Royal Court of Justice in England against both DeWind Holdings Ltd. and DeWind GmbH claiming as follows:
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

In respect of all claims mentioned, DeWind GmbH and DeWind Holdings Ltd. have filed their defense. The FKI Companies, in turn, have filed and served a Reply to Defense and a Defense to the counterclaim. From December 11, 2006 until December 13, 2006, an oral hearing was held in front of the English High Court regarding the competency of the English court to hear the cases. On January 25, 2007 the High Court rendered a judgment holding that it had competence to hear also the claim against DeWind GmbH. DeWind GmbH sought leave to appeal this decision and put its submissions in writing by February 8, 2007. The High Court furthermore held that DeWind GmbH had to pay a maximum of 90 % of FKI's costs of the application contesting jurisdiction. On December 7, 2007, a summary judgment was issued as described above.

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

The claim was filed based on a review of DeWind GmbH’s March 31, 2006 year end audit which indicated that FKI Engineering Ltd. as a former shareholder of DeWind GmbH had not duly paid capital reserves in the amount of the claim. The Company asserts that FKI either did not pay the capital reserves as in accordance with the Capital Reserve Agreement signed pursuant to the acquisition of DeWind by EU Energy in July, 2005 or had, after receipt of money by DeWind GmbH, immediately claimed the funds back on the grounds of undefined loans. Such practices are illegal under German law. The Company further asserts that loan contracts of this magnitude were never concluded between DeWind GmbH and FKI Engineering Ltd. On September 12, 2006 FKI Engineering Ltd. filed its acknowledgement of defense and filed its detailed statement of defense during the quarter ended March 31, 2007. Settlement discussions were held in November, 2007 and are scheduled to continue in January, 2008. A hearing is scheduled for February, 2008.

B.  Brush Electrical Machines Ltd. v. DeWind GmbH

On October 6, 2006, Brush Electrical Machines Ltd., an FKI Engineering Ltd. affiliate, served a notice of an action with the High Court of Justice, Queen’s Bench Division, Commercial Court, Royal Court of Justice   in England on DeWind GmbH. According to this notice of action, Brush is claiming payment of an amount of GBP 692,438 (approximately $1.36 million at December 31, 2006 exchange rates) from DeWind GmbH. The claim is based on an alleged breach of contract with regard to an agreement between the parties dated 30 June 2005 concerning the asset transfer to DeWind GmbH resulting from the sale of DeWind UK by agreement dated July 4, 2005 and/or a further agreement concluded on 13 July 2005. The Company received the particulars of this claim on November 24, 2006. On January 11, 2007 DeWind GmbH filed its defense and a contingent counterclaim for damages. In the defense, DeWind GmbH admitted to owe an amount of at least € 143,000 ($184,755) to Brush and paid this sum in January, 2007. On December 7, 2007, a summary judgment was issued as described above.

C.  Zephyr GmbH & Co. KG v. DeWind GmbH

On January 06, 2006 Zephyr filed a suit against DeWind GmbH with the District Court of Düsseldorf, Germany for payment of an amount of $1,300,533 plus interest based on the argument that DeWind GmbH had allegedly failed to comply with a guarantee of availability under a turbine sales contract. Furthermore, Zephyr sought a declarative judgment that DeWind GmbH had to come up for a potential purchase tax obligation in an amount of $208,085. On August 08, 2006, the District Court rendered a judgment by default against Zephyr dismissing the case. Zephyr filed an objection against this judgment on August 29, 2006. DeWind GmbH responded by filing a written pleading on October 04, 2006. A hearing is schedule for March 4, 2008. The Company has fully reserved net receivables of $914,690 in respect of this dispute and has assumed that the $720,590 cash paid to Zephyr as a result of their calling of performance bonds will not be recovered.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of our fiscal year ended September 30, 2007.

PART II

ITEM 5 - MARKET FOR THE COMPANY'S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the over-the-counter market on the OTC Bulletin Board under the symbol CPTC. The following table sets forth the high and low bid information for our common stock for each quarter within the last two fiscal years.

Quarterly Common Stock Price Ranges
QUARTER ENDED 2006/2007

	HIGH	LOW
December 31, 2006	$1.27	$0.76
March 31, 2007	$1.10	$0.82
June 30, 2007	$1.95	$1.07
September 30, 2007	$2.22	$1.29

QUARTER ENDED 2006/2005

	HIGH	LOW
December 31, 2005	$2.11	$1.08
March 31, 2006	$2.11	$0.82
June 30, 2006	$1.61	$0.75
September 30, 2006	$1.42	$0.72

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. As of November 30, 2007, there were approximately 540 stockholders of record of our common stock and no stockholders of record of our preferred stock.

We have never paid any dividends on the common stock. We currently anticipate that any future earnings will be retained for the development of our business and do not anticipate paying any dividends on the common stock in the foreseeable future.

Sales of Unregistered Securities

On December 12, 2007, the Company issued 3,161,423 shares of its common stock for cash exercises of a like number of common stock warrants, as follows. A total of 757,576 shares of common stock, registered for resale under a Form S-3, were issued to one accredited investor for warrants exercised for cash at an exercise price of $1.39 per warrant for total proceeds of $1,053,030. The warrants were originally issued in June, 2007 as part of the June, 2007 Common Stock Private Placement. A total of 2,403,847 shares of common stock, registered for resale under a Form S-3, were issued to one accredited investor for warrants exercised for cash at an exercise price of $1.11 per warrant for total proceeds of $2,668,270. The warrants were originally issued in February, 2007 as part of the February, 2007 Convertible Debenture Placement.

We relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), for the issuance of these securities. All of the recipients took their securities for investment purposes without a view to distribution and had access to information concerning the Company and its business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the acquisition of these securities.

ITEM 6 - SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA

The following table sets forth our selected historical consolidated financial data for each of the fiscal years in the five-year period ended September 30, 2007, which were derived from our audited consolidated financial statements. The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited consolidated financial statements and related notes included elsewhere in this Annual Report.

(All figures are presented in dollars)	Year Ended September 30,
	2003	2004*	2005	2006	2007
Statement of Operations Data		Restated

Total Revenue	--	$2,500,000	$1,008,970	10,135,314	40,778,466
Cost of Revenues	--	314,548	650,563	10,379,039	42,920,732
Gross Margin	--	2,185,452	358,407	(243,725)	(2,142,266)
Operating Expenses	6,645,752	15,748,802	17,063,288	17,734,863	31,499,588
Operating income (loss)	(6,645,752)	(13,563,350)	(16,704,881)	(17,978,588)	(33,641,854)
Interest expense, net of Interest income	--	(395,001)	(2,527,280)	(2,901,364)	(6,883,040)
Other income (loss) **	(105,500)	(729,524)	(20,931,246)	(7,638,984)	(4,005,014)
Income/(loss) before Income Taxes and cumulative effect of change in accounting principles	(6,751,252)	(14,687,875)	(40,163,407)	(28,518,936)	(44,529,908)
Provision for Taxes	--	--	--	4,256	(46,426)
Income/(loss) before cumulative effect of change in accounting principles	(6,751,252)	(14,687,875)	(40,163,407)	(28,523,192)	(44,483,482)
Cumulative effect of change in accounting	--	--	--	--	--
Net income (loss)	(6,751,252)	(14,687,875)	(40,163,407)	(28,523,192)	(44,483,482)
Preferred Stock Dividends	20,000	--	--	--	--
Net Loss Available to Common Shareholders	(6,771,252)	(14,687,875)	(40,163,407)	(28,523,192)	(44,483,482)
Basic net income per common share	$(0.07)	$(0. 14)	$(0.35)	$(0.20)	$(0.24)

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

** For fiscal 2007; for this presentation, a $10,718 minority interest gain is included in other income.

	At September 30,
(All figures are presented in dollars)	2003	2004	2005	2006	2007
	Audited	Audited	Audited	Audited	Audited
		(Restated)
Balance Sheet Data

Cash and cash equivalents	$1,130,498	2,930,615	$807,815	$2,578,347	$22,656,834
Restricted Cash	--	10,010,060	--	--	--
Accounts Receivable, net of allowance	--	2,501,994	56,998	11,502,790	10,618,544
Inventory	--	788,799	1,233,334	23,891,867	38,595,362
Prepaid expenses and other current assets	79,036	378,052	395,978	3,433,936	3,242,234
Investment in Unconsolidated Subsidiary	--	--	--	--	2,109,394
Property and Equipment, net of accumulated depreciation and amortization	200,733	1,253,123	2,765,609	4,714,084	7,942,677
Other Assets	9,000	218,600	511,581	515,800	305,466
Goodwill and Intangibles	--	--	--	49,616,000	46,777,139
Total Assets	1,419,267	18,081,243	5,771,315	96,252,824	132,247,650

Liabilities and Shareholders Equity (Deficiency)
Accounts Payable and other accrued liabilities	969,307	2,278,286	4,700,553	12,965,468	20,645,794
Accrued legal settlement	--	--	14,244,792	--	--
Deferred Revenues and Customer Advances	--	564,750	621,748	20,112,701	36,717,471
Warranty Provision	--	--	--	14,654,204	15,815,465
Capital Leases Payable		734,382	847,887	397,688	109,021
Convertible Debentures *		8,901,106	10,860,442	6,023,250	9,247,453
Stockholders Equity (Deficit)	449,960	5,602,719	(25,504,107)	42,099,513	49,712,446
Total Liabilities and Shareholders Equity (Deficit)	1,419,267	18,081,243	5,771,315	96,252,824	132,247,650

Supplemental information (unaudited)
Working capital (deficiency) **	$240,227	$14,267,312	$(1,564,485)	(3,277,190)	3,444,697
Total long-term debt ***	--	9,635,488	$11,708,329	$6,420,938	$9,247,453

* In 2005, as a consequence of the Chapter 11 bankruptcy, the Company recorded a $4.80 million carrying value to the Convertible Debentures. In 2005, Debenture holders converted $4.14 million of their convertible debenture holdings into common stock of the company.

** Amounts payable in company stock are excluded from the calculation of working capital for fiscal year end September 30, 2005. Current portion of long term debt is excluded from the calculation of working capital for fiscal year end September 30, 2006.

*** Substantially all of our long term debt at September 30, 2006 represents debt with maturities in August, 2007 and is classified as current on the September 30, 2006 balance sheet. All of our long term debt at September 30, 2007 represents debt with maturities in January, 2010 and is properly classified as long-term on the September 30, 2007 balance sheet.

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

OVERVIEW

The financial results for the year ending September 30, 2007 reflects the beginning of our successful execution on the Company’s growth and profitability strategy in the Cable segment and progress on our growth strategy for the Wind segment. During the year, we saw substantial revenue growth from $10.1 million in fiscal 2006 to $40.7 million in fiscal 2007. The revenue growth was driven by an increase of $12.5 million to $16 million for the Cable segment and an increase by $17.8 million to $24.7 million for the Wind segment. We also improved our cash position, primarily the result of raising $22.8 million in February, 2007 through a convertible debt offering and $25.0 million in June, 2007 through a private equity placement, ending the year with $22.6 million in cash and cash equivalents, an increase of over $20 million from September 30, 2006. Our order book increased substantially as we gained customer traction in our Cable segment and began the commercialization of our D8.2 wind turbine to over $50 million in turbine and $13 million in cable order backlog at September 30, 2007.

Our Wind segment progress was the result of the continued liquidation of the acquired turbine inventory and progress on sales of our new and existing turbines. Excluding service revenue of $7.1 million for 2007 and $3.5 million for 2006, our turbine revenues increased from $3.1 million in 2006 to $17.6 million in 2007, the result of four quarters of operations compared to one quarter for 2006 and the push to complete the liquidation of the acquisition inventory. Included in our $50 million order backlog at September 30, 2007 are 21 turbines, including our first commercial D8.2 model shipped in September, 2007 and installed in November, 2007. We believe that we are executing on our market strategy for our next generation D8.2 model turbine and substantial progress was made in our turbine development and operations including advances in the development of the turbine supply chain and the successful technical certification of our D8.2 turbine by July, 2007.

DeWind has entered into non-binding term sheets for the sale of wind energy products with a potential purchaser based in the U.S. for 125 turbines, hubs, switch gears and other related products (“Turbine Products”). If the parties execute definitive agreements with DeWind, and each party performs all obligations in accordance with the term sheet provisions in a timely manner, then DeWind would receive revenues of approximately $10 million in 2008 and $240 million in 2009 from such customer. This customer also wishes to receive an option to purchase up to 375 additional turbines provided that it deposit 5% of the purchase price with DeWind by July 1, 2008, and that DeWind is not required to deliver more than 125 turbines per year.

Another purchaser located in Brazil has entered into a non-binding term sheet with DeWind to purchase 76 Turbine Units. If the parties execute definitive agreements with DeWind, and each party performs all obligations in accordance with the term sheet provisions in a timely manner, then DeWind would receive revenues of $180 million in 2008 from the Brazilian customer.

Our Cable segment success was primarily due to the execution of a three year distribution agreement with Jiangsu Far East in China in January, 2007. This agreement calls for a minimum of 600 kilometers of ACCC product ordered per calendar quarter, in 2007, representing wrapped ACCC product value of between $7 million and $12 million per quarter. During the year we delivered 800 km of product to our Chinese partner representing revenues of $11.3 million and as of September 30, 2007 we have over 1,000 km on order backlog representing $13.1 million in revenues projected to be recognized in the December 2007 and March 2008 quarters. On revenues of approximately 400 kilometers delivered to China, in the June quarter, the Cable segment generated operating profits during the June quarter of over $200,000 or nearly $600,000 excluding non cash charges. While the Cable segment did not generate operating profit for the September quarter, due primarily to timing of stranded conductor cable deliveries to our customer in China, our existing backlog and visibility into our December, 2007 quarter deliveries indicate that this segment will return to profitability for the December, 2007 quarter.

The Company made some key management changes during the year. In October, 2007, subsequent to year end, we appointed John Mitola as our second independent director. Mr. Mitola will chair the compensation committee and be a member of the audit committee. In April, 2007 Michael Porter, the Company’s President and formerly the majority owner of DeWind retired and entered into a consulting arrangement with the Company. The Company promoted Marv Sepe to Chief Operating Officer of the Company. Mr. Sepe joined the Company in 2006 as President of CTC Cable, a position that he continues to hold. In April, the Company promoted Domonic “DJ” Carney to Chief Financial Officer. Mr. Carney joined the Company in 2005 and was formerly VP of Finance. During the year we also hired key additions to management in both the cable and wind businesses.

We have enhanced and improved our information technology systems supporting finance, sales, marketing and administration. We believe these infrastructure improvements will improve efficiency and enhance our compliance with the requirements of the Sarbanes Oxley Act and in August, 2007 we began an Information Technology update, expected to be completed in phases by April, 2008. We are also in the process of transitioning the management of our turbine supply procurement systems to our TECO turbine assembly relationship which should result in additional systematic management controls.

The Company conducts its operations in the following two business segments: the CTC Cable segment and the DeWind Turbine segment. The segments have been organized on the basis of products. All of each segment’s product revenues relate to external customers.

DeWind Segment
The DeWind segment operates under the brand name DeWind, which has manufactured and sold wind turbines since 1995 from Lubeck, Germany. Currently, DeWind is operated from the Company’s Irvine offices with sales operations in Dallas, Texas and Lubeck, Germany along with Engineering and R&D operations in Lubeck, Germany. The DeWind segment produces, services, and sells DeWind turbines in the 1.25 and 2.0 Megawatt range worldwide. We acquired DeWind during the EU Energy acquisition on July 3, 2006. Accordingly, we have incorporated DeWind’s operations into our financial results since that date.

RECENT DEVELOPMENTS

Recorded product revenues for the fiscal year ended September 30, 2007 included sales from three D8 turbines and four D6 turbines representing $10.1 million in revenues and turbine parts totaling $7.6 million in revenues. Gross margin on the acquired turbines are reflective of costs accounted for under acquisition accounting which approximate liquidation value and which are not necessarily reflective of gross margins expected for future commercial turbine sales for turbines produced subsequent to the acquisition. During the year, the DeWind segment continued to identify and target near and long term sales opportunities for sales of DeWind wind turbines in the US and International locations. In June, 2007 we signed a contract to deliver five D8 turbines to a customer located in Chile and this customer ordered another 5 units in August, 2007. The turbines are scheduled for delivery in June, 2008 and will be produced out of the TECO facility in Texas. We received a cash deposit of $9.4 million upon the signature of this order, recorded to deferred revenues as of September 30, 2007. With this order, we currently have firm turbine orders for approximately $40 million representing deliveries of thirteen D8 units, one D8.2 unit, and seven D6 units primarily scheduled for delivery in fiscal 2008. We expect to deliver all of these turbines in fiscal 2008, primarily in the June and September quarters. We successfully completed the first commercial installation of the 50 Hz D8.2 in December, 2007 at a mining site situated at over 4,000 meters of elevation in Argentina. This customer is the same customer who ordered the ten D8 units for a site in Chile between June and August, 2007. In addition to our turbine backlog, we have orders for approximately $10 million for D6 parts that will be sold to existing DeWind customers and to our Chinese licensing relationships for a total September 30, 2007 firm order backlog figure of $50 million.

Our revenues during the year ended September 30, 2007, consisted of sales of our turbine inventory acquired as part of the acquisition of EU Energy, now known as DeWind. Under US GAAP accounting rules, we are required to revalue acquired turbine inventory to “liquidation” value, which approximates sales value and which results in little or no income statement profit margin. Our revenues also included sales of parts for our D6 model to our licensees in China. The sale of these parts carried normal profit margin, but also provided strategic benefits by providing for much needed purchasing flow through our supply chain which in turn helped improve our relationships with our D8 and D8.2 supply chain vendors through increased purchasing activity. We do not expect that sales of turbine parts will be a substantial portion of our business past the middle of fiscal 2008.

The $50 million order book does not include the turbines for XRG Development Partners LLC. In March, 2007, we signed our first order for D8.2 turbines for delivery in the United States with XRG Development Partners LLC. The order was for 18 D8.2 turbines at $2.2 million per turbine for a total order of approximately $40 million and the contract called for payments of $6 million in April, 2007 and $4 million in May, 2007. XRG did not make any payments and DeWind formally notified XRG of a payment default in May, 2007. Under the terms of the contract, after 30 days notice the contract could be cancelled by DeWind and contract was cancelled in June, 2007. The loss of this contract was a primary reason why the Company raised additional funds through the private equity placements in June. Beginning in March, 2007, upon signature of the contract, DeWind began to commit to the supply chain for these units and was required to spend a significant amount of working capital to ensure that sufficient materials would be delivered in time to complete the turbines for the XRG order.

Our operational focus for the DeWind segment during the year was to position ourselves to demonstrate and produce our next generation D8.2 wind turbine to fulfill expected orders from other wind farm operators and utilities for delivery in 2008 and beyond. The effort consisted of the installation and successful certification of our 50 hertz D8.2 prototype, building a 60 hertz D8.2 prototype for installation at a test site in Sweetwater, Texas, and working with our TECO Westinghouse strategic relationship, as well as our supply chain vendors, to secure adequate turbine parts for our D8.2, D8, and D6 turbines.

We are currently in significant negotiations with several parties for the sale of our projected 2008 capacity of 120 D8.2 turbines for deliveries expected to begin in March, 2008. To date, we have signed non-binding term sheets with these customers and have received cash hold fees that are returnable in the event that the turbine supply contracts are not finalized. Our current policy is that we do not consider a turbine order to be in backlog until we have received an initial cash payment, can verify funds payable to DeWind, and we have a signed, binding turbine supply agreement. If we successfully negotiate and execute these turbine supply agreements, the potential revenues for the turbines under non-binding term sheets for which we have received cash fees is in excess of $150 million for turbines to be delivered in calendar year 2008. We do not consider these turbines to be firm orders as yet since we have not received sufficient cash deposits and we do not have signed and enforceable turbine supply agreements. We have started full commercial production at the TECO Westinghouse facility in Round Rock, Texas in November, 2007 and we anticipate our initial D8.2 deliveries to begin in March, 2008.

Prototypes: In January, 2007 we commissioned our D8.2 50 hertz prototype at the Cuxhaven, Germany, test site of the DEWI-Offshore Certification Centre. We conducted a battery of tests on the prototype in live, real world conditions culminating in our achievement of type certification in July, 2007. After the certification was achieved, we decommissioned the prototype and performed microscopic analyses of the key wear points on the new drive train to ensure that there were no abnormal wear patterns on the gearbox and the torque converter. No such wear patterns were found and in August, 2007, we re-commissioned the 50 hertz prototype and reconnected it to the electrical grid, where it continues to operate as designed. After the review of the 50 Hz prototype, in September, 2007 we began assembly of the 60 Hz prototype. The 60 Hz prototype was shipped to the TECO facility in October where final assembly was completed and it was tested prior to it being shipped to the National Renewable Energy Laboratory (NREL) in Boulder, CO for accelerated testing. In November, 2007 it was placed on the NREL test bed where it was evaluated under modeled conditions designed to accelerate the verification of the 60 Hz power curve. Upon completion of these tests in December,2007 it is to be shipped to a test site in Sweetwater, Texas where it is to be installed on a tower and commissioned by January, 2008, where final tests prior to the expected D8.2 60 Hz model certifications. These certifications are expected by July, 2008.

Production and Supply Chain: At September 30, 2006 we had limited capacity for turbine production in our Lübeck, Germany facility and we realized that an alternative production solution was required for turbines for delivery outside of Europe. In November, 2006, we announced an agreement with TECO Westinghouse Motor Company (TECO) in Round Rock, Texas to assist us in the assembly, supply, and servicing of our turbines. The agreement consists of three parts: a) TECO will assemble our turbine units at their plant in Texas. At full production, we expect that this plant will be able to produce two production lines of 4 turbine units per week for an estimated capacity of approximately 400 turbines per year; b) TECO will assist us in servicing our D8.2 units by leveraging their existing service teams, since they service large electrical generators worldwide and already have the infrastructure to service similar wind generators in the US; c) TECO will assist us in developing and optimizing our turbine supply chain, since they already have relationships with common parts suppliers and we expect that by the middle of 2008, TECO will manage a significant portion of our supply chain requirements. We expect to leverage their in place infrastructure and that this will allow for turbine parts cost savings and improved purchasing terms. During the year, we have worked actively to organize our supply chain to allow for an efficient hand-off to TECO once we receive our initial turbine orders. In November, 2007 TECO began initial commercial production of our turbines.

Our ability to produce turbines is limited by two primary but related factors: i) our ability to source key components and ii) sufficient working capital to purchase parts. Turbine components are manufactured by third party vendors which often require long lead times and considerable down payments in advance of delivery to cover the vendors’ material purchases and technical costs. Certain key components, such as blades, gearboxes, bearings, and our Voith torque converters, also require very accurate engineering and technical specifications and therefore result in a very limited number of or in some cases one, qualified vendors available worldwide. Finally, the current market for turbine components is very competitive and requires long lead time of six months or more for these key components to ensure that the parts are delivered on time at as dictated in the engineering specification requirements.

To address the cash flow issues, our turbine purchase agreement contracts called Turbine Supply Agreements or TSAs are written to attempt to match the upfront cash payment to vendors with upfront cash payments from our customers. Historically, DeWind has received and we expect to receive advance payments consisting of 5-50% of the turbine price as a “hold” fee a year in advance of turbine delivery in addition to other payment advances made periodically up to and through turbine assembly that, including any hold fees, total 90 to 95% of the total aggregate sale price by the time the turbine is delivered to a wind farm site for commissioning. All advance payments are recorded as deferred revenues until the revenue cycle is complete, typically upon delivery or turbine commissioning, as dictated in the customer contract. Any costs associated with turbines built under the Turbine Supply Agreements are recorded to work in progress inventory and costed to product costs at the end of the revenue cycle. Finally, our customers typically hold back a retention amount of 5 to 10% payable within six to twelve months after commissioning to allow for any unforeseen turbine operational problems that arise and are typically found and resolved within three months after a turbine is commissioned.

Turbine Service, Turbine Warranties, and Related Turbine Costs

In fiscal 2006, DeWind had owned 100% of EU Energy Service & Maintenance GmbH, the subsidiary which serviced all of DeWind’s turbines. In October, 2006 DeWind sold 50% of EU Energy Service & Maintenance GmbH to Enertrag AG. Enertrag had previously been one of our largest turbine and service customers. In January, 2007 we sold another 25.1% of the Service group reducing our ownership to 24.9%. The revised service joint venture was therefore controlled by Enertrag from January through the fiscal year end. The sale of the additional 25.1% in early January was required due the capital condition of the company prior to the closing our February, 2007 convertible debt offering. In January, 2007, a sizable capital infusion was required by the service entity and due to our limited capital reserves we were unable to provide this infusion without causing significant delays in the rapid expansion of our Cable segment. In exchange for the sale of the additional portion of the venture, we were not obligated to provide this infusion. Unfortunately, this resulted in the control of the venture shifting to our venture partner who managed the venture’s priorities differently than if under our control. As a result, our turbines under warranty did not receive the same level of service response time as in the past and delays in parts ordering related to our turbine resulted in delays in turbine servicing under warranty from January, 2007 onward. This in turn lead to greater than expected warranty related costs incurred and increased down time of turbines under warranty. Further, where in past periods our management and staff were focused on servicing our own turbines, staff with less training and knowledge of our turbines was assigned resulting in further service delays, improper service, and damage to one of our gearboxes for one of our D8 units under warranty. To compound the issue, the wind speeds during this time lead to significantly higher availability issues. While in the course of business we typically dispute all availability penalties, we are required to accrue the expense related to these penalties as they are incurred and based on our best estimate of the penalties. Lastly, we had warranty related claims against our turbines for certain parts that were provided in 2005 by vendors that had sub-warranties provided by these now insolvent vendors and which resulted in additional expense accruals. We have been addressing these issues aggressively since they came to management’s attention however; the impact to the cost of service was significant and is described in greater detail below. We expect these impacts to be limited in nature going forward and non-recurring in nature.

CTC Cable Segment
Located in Irvine, California with sales operations in Dallas, Texas; Lubeck, Germany; and Shanghai, China, the CTC Cable segment produces and sells ACCC conductor and related ACCC hardware products for the electrical transmission market. ACCC conductor production is a two step process. The Irvine operations produce the high strength, light weight composite “core” (ACCC core) which is then shipped to one of three cable manufacturers in Canada, Belgium, or Bahrain where the core is stranded with conductive aluminum wire to become ACCC conductor. ACCC conductor is sold both through a distribution agreement with General Cable in the US and Canada, into China through our distribution agreement with Jiangsu Far East, as well as directly by CTC Cable to utility customers worldwide. ACCC conductor has been sold commercially since 2005 and is currently marketed worldwide to electrical utilities and transmission companies.

RECENT DEVELOPMENTS

Our Cable segment ended fiscal 2007 with over $16 million in recorded revenues representing over 500% year over year revenue growth and over $13 million in order backlog for a total of $27.5 million in sales orders for the year. The increase represents a significant increase over fiscal 2006 orders of $4.5 million including $3.0 million in revenues and $1.5 million in ending order backlog. Gross margins were 28.6% as compared to 21.7% margins in 2006. While the product mix in 2007 and 2006 was consistent and reflective of sales of primarily ACCC conductor, 2006 included a sale dictated by the bankruptcy court at margins below 10%.

The Cable segment’s focus will continue to be on obtaining new and repeat orders from our US conductor customers, developing new relationships in targeted international markets including Europe and the Middle East and on fulfilling the orders and growth related to our long term supply agreement with our Chinese conductor distributor Jiangsu New Far East Cable Corporation.

Our greatest success during the year was the signing of a multi-year supply agreement with a distributor in China. In January, 2007 we executed a three year distribution agreement with Jiangsu New Far East Cable Corporation’s subsidiary, Far East Composite Technology Company, where they agreed to purchase of a minimum of 600 kilometers of ACCC conductor or ACCC core per quarter for year one with increases to 900 kilometers and 1,200 kilometers per quarter in years two and three. Expected revenues per quarter under the contract are dependent on the size of the conductor ordered, whether it is ACCC conductor or ACCC core, and the timing of delivery but we expect revenues to average between $7 and $12 million per quarter for the first year of this arrangement for ACCC conductor sales and between $3.5 and 6 million per quarter for higher margin ACCC core sales. To date, Jiangsu has ordered over 2,000 km of ACCC product representing over $30 million in value. In November, 2007 Jiangsu successfully passed certification of several of the more common sizes of core and purchased their first order of ACCC core. We expect full certification in the March, 2008 quarter after sufficient quality review procedures are completed.

We continue to aggressively sell and market our ACCC products in the US. In March, 2007 we continued to leverage our internal sales efforts by announcing that we had signed sales representation agreements with three separate sales organizations which focus on selling products into the US transmission market. These agreements add an additional 21 sales people across 17 states and allow us to sell our product in areas that we previously had little or no sales coverage. We are beginning to see a greater volume of qualified sales leads from this relationship and we are working through the technical requirements, quotations, and proposal documents required to bid these projects.

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

At the end of the September, 2007 quarter we obtained real-world evidence on the efficiency of our ACCC conductor when one of our installations reported line loss savings of 32% as compared to identically sized ACSR conductor. This realization provided credibility to our message that ACCC is the most efficient conductor on the market. We are enhancing this marketing message by creating sales and marketing tools that demonstrate that our ACCC conductor can reduce the line losses typical of current ACSR conductors in transmission lines by over 30%. We are also beginning to lobby governmental entities to present this message that ACCC conductors promotes greenhouse gas emission reduction by improving the power throughput of power lines since less generation is required to deliver the same amount of power to customers. We continue to focus on the engineering and design firms often responsible for the overall line design and component selection for transmission and electrical distribution projects. These firms are usually engaged by smaller utilities and providers that do not possess extensive in house engineering groups. We believe their understanding of the uses and benefits of ACCC conductor will provide a number of design-in opportunities. Our commitment to our new marketing approach was demonstrated by the hiring of our new Chief Strategy and Business Development Officer, Tom Smith, in November, 2007 who has experience and prior relationships with high level executives in the US Utility industry.

Elsewhere in the world, we developed relationships that we believe may lead to turn into conductor orders in fiscal 2008 and beyond. In October, 2006 we certified Lamifil N.V. as a strander. In April, 2007, we certified Midal in Bahrain as a certified conductor strander as our third supplier and successfully shipped ACCC conductor in April with this supplier. We believe that this relationship will eventually result in additional ACCC conductor sales in the Middle East’s hot climates due to ACCC conductor’s ability to operate more efficiently and at much higher temperatures than the ACSR alternative. In May, 2007 we announced that our ACCC conductor was successfully installed at the United Kingdom’s National Grid test facility in Nottingham, UK. We have had ACCC conductor under evaluation by the National Grid since 2005 and this installation represents an important milestone in the approval process in the UK. We are also actively marketing ACCC conductor in France, Eastern Europe, South America, Indonesia, India and Australia, with several projects quoted throughout the regions, as part of our strategy of partnering with key suppliers and engineering organizations that enjoy substantial market positions for bare overhead conductor.

The focus of our CTC cable operations during the year ending September 30, 2007, has been to increase production to manage the large influx of orders from our China agreement and to continue to manage our key materials suppliers. In November, 2006 we obtained ISO 9001:2000 certification of our production plant in Irvine, California which demonstrates our commitment to product consistency and quality. We continue to work with our key carbon supplier and actively improve our relationship with that supplier and other carbon suppliers. We have received increased carbon allocations from our primary supplier during the year and we qualified a second carbon vendor during the year. . We currently have three stranding suppliers available and we are working with our distributor in China to begin the procedures required for them to become a certified strander so that there is additional stranding capacity.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Please refer to the Critical Accounting policies in the Footnotes to the Financial Statements.

Liquidity and Capital Resources

Comparison of Years Ended September 30, 2007, September 30, 2006, and September 30, 2005

Our principal sources of working capital have been private debt issuances and equity financings.

Cash used by operations during the year ended September 30, 2007 of $21,839,550 was primarily the result of net losses of $44.5 million, offset by non-cash charges of $13.1 million primarily non-cash interest of $5.4 million, depreciation and amortization of $3.1 million, stock option (SFAS 123R) expense of $2.4 million, issuance of stock and warrants at fair value for services and settlements of $0.6 million, Goodwill Impairment of $0.9 million amortization of prepaid expenses paid in cash of $0.4 million and warrant modification charges of $0.4 million; and net working capital increase of $9.6 million, in particular cash received for customer advances for DeWind turbines of $15.9 million and accounts payable increases of $11.4 million offset by net inventory purchases of $17.9 million and receivable increases of $1.5 million. Cash used by investing activities of $5,833,992 was related to the equipment purchases of $5.4 million, primarily capitalization of our D8.2 50 and 60 hertz prototypes, and cash invested in the service joint venture of $0.4 million. Cash provided by financing of $47,752,029 was primarily the result of $21.5 million net proceeds from our February, 2007 convertible debt offering, $23.8 million net proceeds from our June, 2007 equity placement, and $2.8 million in cash proceeds from the exercise of stock options and warrants offset by $0.3 million in capital lease repayments.

We anticipate that unless we receive a significant influx of working capital due to a large commercial order that in order to maintain the viability of our turbine supply chain, we will need to raise additional capital through the issuance of debt or equity securities, or both. We believe that the commercial prospects of our cable segment will result in positive cash flow from operations of that operating segment for 2008. Our stock price is volatile and we may be required to raise funds at prices below the current conversion prices of our two debenture issuances. Such a financing will further dilute our stock through the required issuance of additional shares of common stock upon the conversion of these debentures.

Cash used by operations during the year ended September 30, 2006 of $6,263,703 was primarily the result of operating losses of $28.5 million, offset by non-cash charges of $13.7 million including stock issuances for settlements of $3.6 million, a carrying value adjustment to convertible debentures of $2.6 million, issuance of stock and warrants at fair value for services of $1.4 million, $1.4 million of depreciation and amortization, non cash interest expense of $2.0 million, stock option (SFAS 123R) expense of $1.0 million, and warrant modification charges of $0.7 million; and net working capital change of $8.6 million, in particular cash received for customer advances for DeWind turbines of $7.6 million. Cash provided by investing activities of $398,859 was related to the equipment purchases of $0.5 million and cash acquired from DeWind net of cash paid of $0.9 million. Cash provided by financing of $7,635,376 was primarily due to the cash proceeds from convertible debt and notes of $9.5 million and proceeds from warrants of $0.7 million offset by capital lease and note payable principal payments of $2.6 million.

Cash used by operations during the year ended September 30, 2005 of $12,449,211 was primarily the result of operating losses of $40.2 million, offset by non-cash charges of $26.6 million including litigation accruals payable in stock of $14.5 million, carrying value adjustment to convertible debentures of $4.8 million, receivable reserve of $2.5 million, issuance of stock and warrants at fair value for services of $2.3 million and non cash interest expense of $1.3 million; and net working capital recovery of $1 million. Cash provided for by investing activities of  $8,387,578 was related to the purchase of computer hardware and software, and equipment put in service in anticipation of manufacturing activities and the release of $10 million of restricted cash in November, 2004. Cash provided by financing of $1,938,833 was primarily due to the cash proceeds from option and warrant exercises net of principal payments made on capital lease obligations.

Bankruptcy and related activity:

On April 14, 2005, the Company was served with notice that pursuant to the Acquvest litigation, the Orange County Superior Court granted an attachment of the Company’s assets totaling $2.55 million. The Court had denied two prior applications by defendants and cross-complainants for Writs of Attachment. The Company immediately filed a Notice of Appeal on April 14, 2005 and an Emergency Writ on April 18, 2005 with the California Courts of Appeal to challenge the Court's decision to grant the Writs of Attachment and to stay the Writs of Attachment.

On May 5, 2005 we filed for Chapter 11 bankruptcy protection, in part to release this cash so that we had it available for operations. In June, 2005, the entire $2.55 million attached pursuant to the Acquvest litigation was released back to us.

Our reorganization plan was approved by the Court subsequent to year end, on October 31, 2005. Our bankruptcy plan of reorganization had several impacts on our operating cash flows including:

i. the cash interest payment on our Debentures for interest accrued from April 1, 2005 through September 30, 2005 was paid in common stock in November, 2005. Prior to the bankruptcy filing we paid our debenture holders $225,000 per quarter in cash.

ii. any litigation related claims settled or resolved under the bankruptcy plan were paid in company common stock rather than in cash or property. As of September 30, 2005, we had accrued $14,116,500 in accrued litigation paid in stock in full subsequent to year end.

iii. we had approximately $1,100,000 in accounts payable as of the date of the filing that was payable at the direction of the US Trustee and there were additional restrictions on cash payments while we were in bankruptcy proceedings.

iv. prior to the bankruptcy we were spending approximately $300,000 per month or approximately 30% of our negative operating cash flow for the quarter ending March 31, 2005 in legal fees, primarily for litigation related activities. The bankruptcy resulted in part in the acceleration of the settlement of substantially all of our litigation activity.

As of December 12, 2007 the Company had approximately $12.2 million in cash. We believe our cash position as of November 30, 2007 and expected cash flows from existing revenue orders will not be sufficient to fund operations for the next four calendar quarters. We anticipate that additional cash is needed either from a large wind turbine order or from a capital raise to fund operations beyond February, 2007 and to the extent required the Company intends to continue the practice of issuing stock, debt or other financial instruments for cash or for payment of services until our cash flows from the sales of our primary products is sufficient to provide cash from operations or if we believe such a financing event would be a sound business strategy.

Results of Operations

Comparison of fiscal 2007 to 2006 and 2005

For fiscal 2005, operating activity consisted of the development and sale of ACCC cable products. In fiscal 2006, with the acquisition of DeWind, activity included one quarter of activity from the July, 2006 acquisition of wind turbines in addition to one year of cable activity. Fiscal 2007 saw an entire year of DeWind activity as compared to one quarter from the July 3, 2006 acquisition date to September 30, 2006 for fiscal 2006.

	September 30, 2007			September 30, 2006			Sep 30, 2005
	Cable Segment	DeWind Segment	Total	Cable Segment	DeWind Segment	Total	Total
Product Sales -Cable	$ 16,008,198	$ --	$ 16,008,198	$ 3,004,436	$ --	$ 3,004,436	$ 1,008,970
Product Sales - Turbines	--	17,646,195	17,646,195	--	3,123,282	3,123,282	--
Other Turbine Related Revenue	--	7,124,073	7,124,073	--	3,457,596	3,457,596	--
Consulting	--	--	--	550,000	--	550,000	--
Total Revenues	16,008,198	24,770,268	40,778,466	3,554,436	6,580,878	10,135,314	1,008,970

Cost of Sales - Cable	$ 11,424,895	$ --	$ 11,424,895	$ 2,353,039	$ --	$ 2,353,039	$ 650,563
Cost of Sales - Turbines	--	19,124,237	19,124,237	--	3,074,471	3,074,471	--
Cost of Sales - Turbine Service	--	12,371,600	12,371,600	--	4,646,742	4,646,742	--
Cost of Sales - Consulting	--	--	--	304,787	--	304,787	--
Total Cost of Sales	11,424,895	31,495,837	42,920,732	2,657,826	7,721,213	10,379,039	650,563

Gross Margin - Cable	4,583,303	--	4,583,303	651,397	--	651,397	358,407
Gross Margin % - Cable	28.6%	--	28.6%	21.7%	--	21.7%	35.5%
Gross Margin - Turbines	--	(1,478,042)	(1,478,042)	--	48,811	48,811	--
Gross Margin % - Turbines	--	-8.4%	-8.4%	--	1.6%	1.6%	--
Gross Margin - Turbine Service	--	(5,247,527)	(5,247,527)	--	(1,189,146)	(1,189,146)	--
Gross Margin % - Turbine Service	--	-73.7%	-73.7%	--	-34.4%	-34.4%	--
Gross Margin - Consulting	--	--	--	245,213	--	245,213	--
Gross Margin % - Consulting	--	--	--	44.6%	--	44.6%	--
Total Gross Margin	$ 4,583,303	$ (6,725,569)	$ (2,142,266)	$ 896,610	$ (1,140,335)	$ (243,725)	$ 358,407
Total Gross Margin %	28.6%	-27.2%	-5.3%	25.2%	-17.3%	-2.4%	35.5%

PRODUCT REVENUES. Product revenues increased $27.5 million to $33.6 million in fiscal 2007 and $5.1 million from $1.0 million in fiscal 2005 to $6.1 million in fiscal 2006. The fiscal 2007 increase of revenue was due to a $13.0 million increase in ACCC conductor sales over 2006 and $14.5 million increase in wind turbine revenue, primarily due to the incorporation of an entire year of revenue bearing activity in fiscal 2007 from our DeWind segment as compared to one quarter of revenue for the period of the July, 2006 acquisition date through the September, 2006 year end reflective of an increase in the number of turbines and turbine parts sold. The fiscal 2006 increase was due to a $2.0 million increase in ACCC conductor sales over 2005 and $3.1 million due to turbine sales from our acquired wind subsidiary.

SERVICE REVENUES. Prior to our July, 2006 acquisition of EU Energy, we had no service revenues. In October, 2007 we sold 50% of the service subsidiary of DeWind into a joint venture, accounted for as a variable interest entity (VIE) and consolidated into operations through December, 2007 since we considered DeWind to be the primary beneficiary of the VIE. In January, we sold an additional 25.1% of the VIE and no longer consolidated the operations of the VIE but rather accounted for the net profit of the entity under the equity method. Prior to the formation of the VIE, the service subsidiary provided services to DeWind customers only. As of the October, 2007 date, additional customers were serviced from the VIE partner’s customer base and all service was conducted by the service VIE. Fiscal 2007 revenues consist of the December, 2006 quarter of service in addition to the fiscal 2007 amortization of deferred maintenance revenue associate with free maintenance that was in deferred revenue as of the acquisition date. The increase of $3.6 million from $3.5 million in fiscal 2006 to $7.1 million in fiscal 2007 is due to the combination of the nearly doubling of the customer base for the December quarter and $1.6 million representing an entire year of amortized deferred maintenance. The fiscal 2006 increase from $0 to $3.5 million was due to the acquisition of wind turbines under service.

CONSULTING REVENUES. Consulting revenues in 2006 represent $550,000 related to the City of Kingman contract as described above. There was no consulting revenue for 2005. No consulting contracts were completed during either the 2005 or 2007 fiscal years.

COST OF PRODUCT REVENUES. Cost of product revenues for 2005 of $651,000 represented material, labor, and overhead costs to produce and ship ACCC conductor products sold and recognized as revenues. For 2006 and 2007, our costs include the costs to produce and ship ACCC conductor products and costs to complete and ship turbines and turbine parts acquired through the DeWind acquisition. Fiscal 2007 costs increased $25.1 million from $5.4 million to $30.5 million due to increased costs related to the ACCC revenue increase and increased costs related to the turbine and turbine parts shipments. Fiscal 2006 costs increased $4.8 million to $5.4 million due to the increase in ACCC revenues and the shipment of two EU turbines.

Cost of product revenues by segment for fiscal 2007 were $11.4 million for cable products and $19.1 million for turbine products representing gross margins of $4.6 million or 28.6% for cable products and ($1.5) million or (8.4%) for turbine products. Cost of product revenues by segment for fiscal 2006 were $2.4 million for cable products and $3.1 million for turbine products representing gross margins of $0.6 million for cable products or 21.7% of revenues and $49,000 or 1.6% of revenues for turbine products.

Cable margins increased to 28.6% in 2007 from 21.7% due to a low revenue sale pertaining to a bankruptcy settlement recorded in 2006. Cable margins for 2007 reflect primarily sales of stranded ACCC conductor. Wind turbine margins of ($1.5) million were due to $1.2 million in turbine inventory write-offs related to scrapped service related inventory determined to be obsolete and valuation reductions of remaining turbines held for sale out of the acquisition inventory and $0.3 million in recorded additional loss provisions for two turbines sold out of acquisition inventory expected to be recorded to revenue in the December, 2007 quarter.

COST OF SERVICE REVENUE Cost of service revenue consists primarily of parts, supplies, labor, travel and other service related costs along with the net impact of warranty and related retrofit and availability liability expense accruals.

Cost of service increased from $0 in fiscal 2005 to $4.6 million in fiscal 2006 and $12.4 million in fiscal 2007 and resulted in a negative gross margin of $1.2 million and $5.2 million for 2006 and 2007, respectively. For 2006, included in the service revenue costs was approximately $0.4 million in additional availability reserves recorded during the quarter and fiscal year ending September 30, 2006 as the result of additional estimated availability penalties caused by a parts shortage for installed turbines remaining under warranty. The negative margin consisted of losses on service business of $0.8 million and the availability accrual of $0.4 million. The $5.2 million negative margin is reflective of losses on the service business of $0.8 million for the quarter that was consolidated, and additional warranty and availability expense of $4.4 million. The additional warranty and availability provisions include $0.7 in additional incurred availability penalties in excess of previously accrued balances amortized against expense in 2007, $0.7 million in accruals for an extended warranty option exercised by a customer in August, 2007, $0.9 million in additional future availability accruals due to an increase in the estimated rate used, $1.0 million in additional retrofit accruals related to older D6 units, $1.0 million of additional warranty work required related to D6 gearboxes caused by the failure of a sub-warrantied vendor going out of business and $0.1 million related to additional warranty costs related to the extended warranty of 20 units in August, 2007. The rate increases for the availability estimate increase was caused by the increase in the availability penalties in 2007 being higher on an average basis than in 2006 and which resulted from our poor service performance during fiscal 2007 for our legacy turbine install base.

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

Operating Expenses:

	September 30, 2007				September 30, 2006				Sep 30, 2005
	Corporate	Cable	DeWind	Total	Corporate	Cable	DeWind	Total	Total
Officer Compensation	$ 1,864,369	$ --	$ --	$ 1,864,369	$ 566,593	$ --	$ --	$ 566,293	$ 246,838
General and Administrative	4,427,271	1,649,995	4,118,888	10,196,154	4,333,267	1,735,654	1,677,444	7,746,365	8,446,097
Research and Development	--	3,661,138	3,671,100	7,332,238	--	4,290,670	564,505	4,855,175	5,413,787
Sales and Marketing	--	2,544,554	6,418,839	8,963,393	--	1,659,317	920,767	2,580,084	1,121,789
Depreciation and Amortization	--	798,821	2,344,613	3,143,434	--	793,219	558,325	1,351,544	559,084
Reorganization Expense and Fees	--	--	--	--	635,402	--	--	635,402	1,275,693
Total Operating Expenses	$6,291,640	$8,654,508	$16,553,440	$31,499,588	$5,534,962	$8,478,860	$3,721,041	$17,734,863	$17,063,288

Our overall operating expenses increased by $13.4 million from $17.7 million in fiscal 2006 to $31.5 million for fiscal 2007. $12.8 million or 93% of the increase in operating expenses from prior fiscal year was primarily due to a full year of DeWind operations, compared to three months of operations since its acquisition in July 2006, combined with increased Corporate and Cable operating expenses of $757,000 and $176,000, respectively. The increase in Cable was due to increased sales and marketing expenses of $885,000, which contributed to our increased revenues, offset by expected decreases in G&A and R&D expenses of $86,000 and $630,000, respectively. The R&D expense decrease is due to increased allocation of labor and overhead from R&D expense in 2006 to production related expenses that were capitalized into inventory in 2007 and expensed into cost of sales. The increase in Corporate was due primarily to increased officer compensation of $1.3 million due to a greater number of officers and related SFAS 123R expenses, offset by the reorganization expense decrease of $635,000 from the prior year resolution of our litigation and bankruptcy action in the first fiscal quarter of 2006. During the year, we also eliminated some of the general and administrative overhead expenses of DeWind and increased our expenditures in research and development efforts relating to our D8.2 prototypes and future development efforts along with an increase in our sales and marketing efforts for our D8.2 products. Non-Cash Expenses consisting of depreciation and amortization and stock compensation charges was $5.5 million, $2.3 million, and $0.8 million for fiscal 2007, 2006, and 2005 respectively.

The increase from fiscal 2005 to fiscal 2006 was due to an increase of $3.7 million of the DeWind operating expenses, including $0.3 million of amortized intangibles, offset by a decrease in the Cable and corporate operating expenses of $3.1 million. The Cable and Corporate decrease was primarily due to a reduction of $2.5 million in bad debt expense, $2.0 million in combined litigation and bankruptcy related legal expenses, reflecting the impact of resolving our litigation and bankruptcy action in the first fiscal quarter of 2006 and resulting in much lower legal spending than fiscal 2005, offset by an increase in SFAS 123R stock option compensation charges of $1.0 million, corporate G&A expenditures of $0.6 million, financing fees increase of $0.7 million, and an expense decrease caused by the increase in the operating expenses allocated to cable inventory and cost of cable sold of $1.1 million.

OFFICER COMPENSATION: Officer Compensation represents CTC Corporate expenses and consists primarily of salaries and the fair value of stock grants issued to officers of the Company. Officer compensation increased 235% or $1.3 million to $1,864,369 in fiscal 2007. The fiscal 2007 increase was due to increases of $684,000 in stock compensation expense and $614,000 in officer salaries resulting from an increase in the number of officers during the year. The fiscal 2006 increase from 2005 was due to $189,000 in stock compensation expense and the addition of one officer in 2006.

GENERAL AND ADMINISTRATIVE: General and administrative expense consisted primarily of salaries and employee benefits for administrative personnel, facilities costs, stock listing fees, insurance expenses, and expenses related to reserves for uncollectible receivables. G&A expense increased 32% or $2.4 million from $7.7 million in fiscal 2006 to $10.1 million in fiscal 2007. The increase was due almost entirely to a $2.4 million increase from DeWind resulting from a full year of DeWind G&A expenses, as reduced by our cost reduction efforts in the DeWind G&A cost structure.

The CTC Cable decrease from fiscal 2005 to fiscal 2006 is the net effect of a $2,500,000 reduction in bad debt expense offset by the following increases: stock compensation charges of $560,000, Sarbanes Oxley related expense increase of $200,000, headcount related costs of $200,000, board of directors fees of $90,000, and expenses related to the Media Relations contract paid in stock of $290,000, and other corporate expense increase of $130,000.

RESEARCH AND DEVELOPMENT: Research and development expenses consist primarily of salaries, consulting fees, materials, tools, and related expenses for work performed in designing and development of manufacturing processes for the Company's products. R&D expenses increased 51% or $2.5 million from $4,855,175 in fiscal 2006 to $7,332,238 in fiscal 2007, and decreased 10% or $559,000 from $5,413,787 in fiscal 2005 to $4,855,175 in fiscal 2006 on a consolidated basis.

The fiscal 2007 increase is due to the combined effect of an increase of $3.1 million related to the DeWind operations, offset by a $630,000 decrease in the CTC Cable product development expenses to $7,332,238. The DeWind increase is due to an entire year of DeWind development expenses in addition to greater costs related to the production, testing, and certification of our D8.2 prototypes and additional expense related to our DeWind blade and power train development initiatives. The CTC Cable decrease from is attributable to an increase in stock compensation costs of $385,000, an increase in employee headcount expense of $587,000, an increase in product development costs of $513,000 related to core inventory, and an overall increase in product development costs of $161,000, offset by an increase of $2,276,000 increase in the product development materials, headcount costs, and overhead costs capitalized into cost of sales and inventory during 2006 and thereby reducing operating expenses.

The fiscal 2006 decrease is the combined effect of an increase of $564,000 related to the DeWind operations and a $1,123,000 decrease in the CTC Cable product development expenses to $4,201,425. The CTC Cable decrease from fiscal 2005 to fiscal 2006 is attributable to an increase in stock compensation costs of $184,000 offset by a decrease in employee headcount expense of $266,000, an increase in patent related expenses of $89,000 and a $1,100,000 increase in the product development materials, headcount costs, and overhead costs capitalized into cost of sales and inventory during 2006 and thereby reducing operating expenses. During 2006, we were in commercial production for the entire year as compared to partial months during the last quarter of fiscal 2005.

SALES AND MARKETING: Sales and marketing expenses consist primarily of salaries, consulting fees, materials, travel, and other expenses performed in marketing, sales, and business development efforts for the Company. Sales and marketing expenses increased 247% or $6.4 million from $2,580,084 in 2006 to $8,963,393 in 2007. The increase was due to a full year of DeWind sales and marketing costs of $6.4 million and increased spending on CTC Cable sales of $885,000. The DeWind sales and marketing expenses for 2007 reflect an increase in the costs and spending related to selling our D8.2 products including increased personnel, tradeshow and travel expenses. The CTC Cable expense increase consists of increased sales and marketing employees and consultant costs related to the expansion of our sales efforts in the US, Europe, and China including $533,000 of employee stock option expense, up $512,000 from prior year of $21,000. The fiscal 2006 increase from fiscal 2005 was due to DeWind sales and marketing costs of $920,000, together with increased CTC Cable spending over fiscal 2005 of $537,000 from sales expansion efforts as mentioned above.

DEPRECIATION AND AMORTIZATION: Depreciation and amortization expense consists of depreciation related to the depreciation and amortization of the Company's capitalized assets. Depreciation expense increased $1.8 million or 133% from fiscal 2006 to $3,143,434 in fiscal 2007. The increase was attributable almost entirely to the operations of DeWind, increasing $1.8 million from the three months of operations in fiscal 2006 to a full year’s expenses of $2,344,613 in fiscal 2007, including $1,586,000 of amortization of acquired intangibles compared to $326,000 in prior year. The fiscal 2006 increase from fiscal 2005 was due to $558,000 of depreciation and amortization from DeWind operations, including $326,000 of amortization of acquired intangibles, and an increase in CTC Cable and Corporate assets.

REORGANIZATION EXPENSE - BANKRUPTCY: Reorganization expense - Bankruptcy consists of legal and bankruptcy related expenses, primarily our outside bankruptcy counsel, our trade payables committee counsel that we are required to fund, and bankruptcy related consultants, court costs, US Trustee fees, and other bankruptcy related costs. We had no similar costs in 2007. See also bankruptcy and litigation section below and the bankruptcy footnote disclosure.

INTEREST EXPENSE: Interest expense consists of interest paid and payable on the Company's capital lease obligations, the cash interest payable on Company’s Debentures and Notes and the amortization of the Convertible Note discount recorded for the value of the warrants and conversion features issued in conjunction with the Convertible Notes. The increase of 145% or $4.2 million from $2,931,184 in fiscal 2006 to $7,175,354 in fiscal 2007 was due to an increase of $2.6 million to $4,596,000 in non-cash amortization of debt discount and an increase of $1.6 million to $2,436,000 for interest payable in cash. As of September 30, 2007 our debt balance consisted of approximately $12.2 million principal at 6% interest, with $2.9 million of unamortized debt discounts, for a net debt balance of $9.2 million. The increase of 13% or $344,000 from $2,587,272 in fiscal 2005 to $2,931,184 in fiscal 2006 was due to an increase of $281,000 to $1,895,000 in non-cash amortization of debt discount and an increase of $63,000 to $1,036,000 for interest payable in cash.

INTEREST INCOME Interest income increased from $29,820 in 2006 to $292,314 in 2007. The respective changes from year to year were due to the change in the underlying cash balances. Interest income decreased $30,000 from fiscal 2005 to $29,820 in fiscal 2006 due to cash balance changes.

EXPENSE RELATED TO INDUCEMENT OF CONVERTIBLE DEBT Expenses related to inducement of convertible debt of $3,586,236 in fiscal 2006 consists of the fair value of the stock issued to settle certain issues including waiver of antidilutive rights of related warrants and as an inducement to convert the $6.0 million October, 2005 and $1,325,000 of the $3,500,000 March, 2006 convertible notes. In January, 2006 we issued 1,308,142 shares valued at $1.72 per share or $2,250,000 to settle the October, 2005 convertible notes and in September, 2006 we issued 1,260,595 shares valued at $1.06 per share or $1,336,236 to settle $1,375,000 of the March, 2006 notes. There were no similar expenses for fiscal 2005 or 2007 and we do not expect these expenses to recur.

EXPENSE RELATED TO MODIFICATION OF WARRANTS DUE TO ANTI-DILUTIVE EVENTS Expenses related to the modification of warrants due to anti-dilutive events decreased 46% or $323,000 from $696,350 in fiscal 2006 to $374,000 in fiscal 2007. The current fiscal year expense resulted from the events related to our February, 2007 and June, 2007 financings, as described in Note 13 to the Financial Statements. The expense represents the difference in the fair value of the respective warrants immediately before and immediately after price resets in warrant exercise prices and as described in the equity footnote to the financial statements in Item 8. In October, 2005, concurrent with the $6.0 million convertible debt offering, we reset the exercise price of the warrants associated with the $15 million convertible debt offering and recorded an expense of $388,691. In September, 2006, concurrent with the issuance of stock to settle and induce conversion of a portion of the March, 2006, we triggered anti-dilution on warrants connected with the October, 2005 and March, 2006 convertible note offerings and recorded an expense of $307,659.

REORGANIZATION EXPENSES AND ITEMS:

Bankruptcy legal fees: Under bankruptcy accounting, we are required to segregate the legal and professional fee expenses related to the bankruptcy filing. We incurred $635,402 and $1,275,693 in bankruptcy related expenses for fiscal 2006 and 2005 respectively. We incurred no bankruptcy related professional fees in fiscal 2007. All bankruptcy related fees were corporate in nature.

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

BANKRUPTCY AND CLAIMS SETTLEMENTS:

We recorded $3,148,077 in expenses related to litigation settlements in fiscal 2007 consisting of a) $165,720 representing the fair value of 300,000 warrants issued to CVI related to the settlement of a dispute relating to antidilution rights on CVI’s March, 2006 Series A warrants as described in the Equity footnote and the accrual of 2.2 million Euros related to the FKI litigation. See the Litigation footnote for additional information regarding this accrual.

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

GAIN IN UNCONSOLIDATED SUBSIDIARY Activity related to the Gain in unconsolidated subsidiary relates to DeWind’s share in the E Services joint venture. This venture was entered into at the beginning of 2007.

IMPAIRMENT ON ACQUIRED GOODWILL Impairment on acquired goodwill represents a write down of goodwill allocated to our service organization and service VIE in fiscal 2007. No such impairment occurred for 2006 or 2005.

INCOME TAXES We made no provision for income taxes for the years ending September 30, 2007, 2006, and 2005 due to net losses incurred. We have determined that due to our continuing operating losses as well as the uncertainty of the timing of profitability in future periods, we should fully reserve our deferred tax assets. As of September 30, 2007, our deferred tax assets continued to be fully reserved. We will continue to evaluate, on a quarterly basis, the positive and negative evidence affecting our ability to realize our deferred tax assets.

Net Loss
Our net loss increased to $44.5 million from $28.5 million for the years ended September 30, 2007 and 2006 respectively. The net loss increase of $16.0 million is due to:

o A decrease in Gross Margin of $1.9 million from 2006 to 2007,

o An increase in Operating Expenses of $13.8 million from 2006 to 2007

o An increase in Other Expenses of $0.4 million from 2006 to 2007

Gross Margin: The Gross Margin decrease is due to the net effect of the increase in gross margin from the Cable segment of $3.7 million, the result of increased ACCC conductor margins due to higher revenue levels offset by the negative gross margin of $5.6 million, primarily $1.5 million in negative margin from legacy turbine sales, primarily due to inventory write-offs and negative $4.1 million from the service subsidiary of the Wind segment relating primarily to increased warranty and availability accruals for the European legacy turbine install base.

Our operating expenses increased by $13.8 million from $17.7 million in fiscal 2006 to $31.5 million for fiscal 2007. $12.8 million or 93% of the increase in operating expenses from prior fiscal year was primarily due to a full year of DeWind operations, compared to three months of operations since its acquisition in July 2006, the net result of an increase in R&D expenses and S&M expenses offset by a decrease in G&A expenses, combined with increased Cable and Corporate operating expenses of $757,000 and $176,000, respectively. The increase in Cable was due to increased S&M expenses of $885,000, which contributed to our increased revenues, offset by expected decreases in G&A and R&D expenses of $86,000 and $630,000, respectively. The increase in Corporate was due primarily to increased officer compensation of $1.3 million, offset by the reorganization expense decrease of $635,000 from the prior year resolution of our litigation and bankruptcy action in the first fiscal quarter of 2006.

Other Expenses: Other expenses increased by $0.4 million from $10.5 million in fiscal 2006 to $10.9 million in fiscal 2007, due primarily to the net effect of a $3.8 million decrease in non-recurring non-cash charges and an increase of $4.2 million of interest expenses in 2007 over 2006 related to the $22.8 million convertible debt offering including accelerated interest expense due to conversions. In 2005, there were $14.4 million recorded for litigation and bankruptcy settlements, paid in stock in 2006 and $6.5 million in bankruptcy accounting driven adjustments to debt carrying value. In 2006 there was $0.8 million in litigation and bankruptcy settlements, $2.6 million in bankruptcy accounting driven adjustments to debt carrying value, $3.6 million relating to stock issued to induce and settle convertible debt, and $0.7 million for expense related to warrant anti-dilution. In 2007, there was $3.1 million in litigation and bankruptcy settlements, $0.4 million for expense related to warrant anti-dilution, $0.9 million in goodwill impairment charges, $0.2 million profit from unconsolidated subsidiary accounted for under the equity method.

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

EFFECTS OF EXCHANGE RATE CHANGES

We are subject to price risks arising from exchange rate fluctuations in the functional currency of our European subsidiaries, primarily the Euro and the UK Sterling. We currently do not hedge the exchange rate risk related to our assets and liabilities and do not hedge the exchange rate risk related to expected future operating expenses. For our future sales, we do inherently hedge against the exchange rate risk for that portion of our turbine supply chain purchased in Euros through a banding process in our turbine supply agreements (TSAs). In our TSAs with prices denominated in US Dollars, we typically set an exchange rate for the Euro. For exchange rate changes greater than approximately a 5% trading range, price adjustments are made for the final turbine purchase price when the closing exchange rate falls outside of the trading band.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any off balance-sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt. Additionally, we are not a party to any derivative contracts or synthetic leases.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table summarizes our contractual obligations (including interest expense) and commitments as of September 30, 2007:

		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

Long-Term Debt Obligations	$13,876,618	$730,348	13,146,270	--	--

Capital Lease Obligations	$113,860	$113,860	$--	--	--

Operating Lease Obligations	$4,173,711	$1,637,416	$2,531,768	$4,527	$--

NEW ACCOUNTING PROUNOUNCEMENTS

Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159) In February 2007, the FASB issued Statement No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159.permits entities to choose to measure certain financial instruments and certain other items at fair value for those financial assets and liabilities not currently required to be measured at fair value. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS No. 159 is not expected to have a material impact on our financial position, results of operations or cash flows.

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

EITF Issue No. 06-6 Debtor’s Accounting for a Modification (or Exchange) of Convertible Debt Instruments:
In November, 2006, the Emerging Issues Task Force (EITF) approved EITF Issue No. 06-6. EITF 06-6 addresses the issue of accounting for modifications made to convertible debt instruments, supersedes Issue No. 05-7 “Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues,” clarifies the accounting approach required for such modifications and modifies guidance provided in EITF 96-19 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments.” EITF 06-6 is effective for convertible debt instrument modifications made after November 29, 2006. We have used the guidance provided in EITF 06-6 and in the revised EITF 96-19 for our fiscal 2007 modifications and will apply this guidance to any future modifications to our Convertible Debt instruments on a prospective basis.

EITF Issue No. 06-7 Issuer’s Accounting for a Previously Bifurcated Conversion Option in a Convertible Debt Instrument When the Conversion Option No Longer Meets the Bifurcation Criteria in FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”
In November, 2006 the Emerging Issues Task Force (EITF) approved EITF Issue No. 06-7. EITF 06-7 provides clarification and guidance for bifurcated conversion options in convertible debt instruments where the bifurcation criteria of SFAS 133 are no longer met. EITF 06-7 is effective for changes to such criteria after November 29, 2006. We will use the guidance provided in EITF 06-7 on a prospective basis. The adoption of EITF 06-7 had no impact to our financial statements for the year ending September 30, 2007.

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

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.”
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

Staff Accounting Bulletin No. 108 (SAB 108)
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

As of September 30, 2007 we did not hold any derivative financial instruments for speculative or trading purposes. The primary objective of our investment activities is the preservation of principal while maximizing investment income and minimizing risk. As of September 30, 2007, we had $22.7 million in cash, cash equivalents and short-term investments that mature in twelve months or less. Due to the short duration of these financial instruments, we do not expect that a change in interest rates would result in any material loss to our investment portfolio.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Composite Technology Corporation
Irvine, California

We have audited the consolidated balance sheets of Composite Technology Corporation and subsidiaries (collectively, the “Company”) as of September 30, 2007 and 2006, and the related consolidated statements of operations and comprehensive loss, shareholders’ equity and cash flows for each of the three years in the period ended September 30, 2007. Our audits also included the financial statement schedule of the Company listed in Item 15(a). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our report dated December 13, 2007 expressed an opinion that the Company had not maintained effective internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Singer Lewak Greenbaum and Goldstein LLP
Irvine, California
December 13, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Composite Technology Corporation and Subsidiaries

We have audited Composite Technology Corporation and Subsidiaries’ (the “Company”) internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management's assessment:

Entity level Processes and weaknesses
As of September 30, 2007, the following material weaknesses existed related to general processes and weaknesses for the entity taken as a whole:

•	Inadequate segregation of duties, levels of staffing, and training.

•	The Company had a one member Audit Committee, a one member Compensation Committee, and had a designated financial expert on the Board of Directors since January of 2006.

•	The Company did not have an independent internal audit function due to the small size of the organization.

These material weaknesses related to the entity as a whole affect all of the Company’s significant accounts and could result in a material misstatement to the Company’s annual or interim consolidated financial statements that would not be prevented or detected.

Information Technology Controls (ITCs)
ITCs are policies and procedures that relate to many applications and support the effective functioning of application controls by helping to ensure the continued proper operation of information systems. ITCs include four basic information technology (IT) areas relevant to internal control over financial reporting: program development, program changes, computer operations, and access to programs and data. As of September 30, 2007, a material weakness existed relating to the Company’s information technology general controls, including ineffective controls relating to:

•	Access to programs and data including (1) user administration, (2) application and system configurations, and (3) periodic user access validation

Inventory Process
As of September 30, 2007, the following material weaknesses existed related to ineffective controls over the Company’s inventory processes:

•
Perpetual Inventory records: Ineffective controls to (a) accurately record turbine parts and conductor raw materials inventory moved out of inventory stores and into service use or manufacturing production and later into finished goods, (b) accurately record manufacturing variances and (c) accurately monitor offsite inventories.

Procure to Pay Process
During the Company’s fiscal 2007 assessment of the Company’s procure to pay (cash payments and disbursements) cycle, there were numerous significant control deficiencies relating primarily to inventory purchasing and related purchasing and payable system control deficiencies. If assessed on an individual basis, none of these deficiencies were determined to be material weaknesses. However, taken in the aggregate, the following constitute a material weakness:

•	An effective purchasing function did not exist as of September 30, 2007.

•
Inadequate system driven matching controls over the receiving function for inventory parts and supplies. Receiving tolerances for inventory related pricing and quantities received are not established systematically.

•	Lack of segregation of duties between the purchasing and payable processing functions.

•	Inadequate vendor management duties and responsibilities

•	Lack of sufficient purchasing reports for management review.

The Company’s DeWind Subsidiary’s General Controls

As of September 30, 2007, the following material weaknesses existed related to the Company’s subsidiary, DeWind:
•	The Company did not have a sufficient number of accounting personnel trained in US Generally Accepted Accounting Principles.

•
Reporting key turbine warranty and turbine service related accounting and operations issues to management and finance staff on a timely basis, in a consistent report format, or properly, was inadequate, and resulted in the over reliance on high level detective controls and which may result in future material misstatements or a delay in timely financial reporting if not remedied.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated balance sheets of the Company as of September 30, 2007, and the related consolidated statements of operations and comprehensive loss, shareholders’ deficit and cash flows for the year in the period ended September 30, 2007, and this report does not affect our report dated December 13, 2007 on those financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, The Company has not maintained effective internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Singer Lewak Greenbaum and Goldstein LLP
Irvine, California

December 13, 2007

PART 1 - FINANCIAL STATEMENTS
COMPOSITE TECHNOLOGY CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2007	September 30, 2006
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$22,656,834	$2,578,347
Accounts Receivable, current, net	7,808,986	9,473,863
Inventory, net	38,595,362	23,891,867
Prepaid Expenses and Other Current Assets	3,242,234	3,433,936

Total Current Assets	$72,303,416	$39,378,013

Long Term Trade Receivables	2,809,558	2,028,927
Investment in Unconsolidated Subsidiary	2,109,394	--
Property and Equipment, net	7,942,677	4,714,084
Goodwill and Intangible Assets	46,777,139	49,616,000
Other Assets	305,466	515,800
TOTAL ASSETS	$132,247,650	$96,252,824

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts Payable and Other Accrued Liabilities	$20,645,794	$12,965,468
Deferred Revenues and Customer Advances	35,581,067	17,808,209
Warranty Provision	12,522,837	11,594,876
Lease Obligation - Current	109,021	286,650
Current Portion - Convertible Notes, net	--	6,023,250

Total Current Liabilities	68,858,719	48,678,453

LONG TERM LIABILITIES
Long-Term Portion of Deferred Revenues	1,136,404	2,304,492
Long-Term Portion of Warranty Provision	3,292,628	3,059,328
Lease Obligation - Long-Term	--	111,038
Convertible Notes - Long-Term, net	9,247,453	--
Total Long-Term Liabilities	13,676,485	5,474,858
Total Liabilities	$82,535,204	$54,153,311
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
Common Stock, $.001 par value 300,000,000 shares authorized 221,308,530 and 178,635,325 issued and outstanding	221,308	178,635
Additional Paid in Capital	189,604,754	137,461,330
Subscription Receivable	--	(378,000)
Accumulated Deficit	(139,609,437)	(95,125,955)
Accumulated Other Comprehensive Loss	(504,179)	(36,497)
Total Shareholders’ Equity	49,712,446	42,099,513
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$132,247,650	$96,252,824

The accompanying notes are an integral part of these financial statements

COMPOSITE TECHNOLOGY CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Years ended September 30,
	2007	2006	2005
Revenue
Product Sales	$33,654,393	$6,127,718	$1,008,970
Service Revenue	7,124,073	3,457,596	-
Consulting Revenue	-	550,000	-
Total Revenue	$40,778,466	$10,135,314	$1,008,970

Cost of Product Sold	30,549,132	5,427,510	650,563
Cost of Service Revenue	12,371,600	4,646,742	-
Cost of Consulting Revenue	-	304,787	-
Gross Profit (Loss)	$(2,142,266)	$(243,725)	$358,407

OPERATING EXPENSES
Officer Compensation	1,864,369	566,293	246,838
General and Administrative	10,196,154	7,746,365	8,446,097
Research and Development	7,332,238	4,855,175	5,413,787
Sales and Marketing	8,963,393	2,580,084	1,121,789
Depreciation and Amortization	3,143,434	1,351,544	559,084
Reorganization Expense - Bankruptcy Legal Fees	-	635,402	1,275,693
Total Operating Expenses	31,499,588	17,734,863	17,063,288
LOSS FROM OPERATIONS	$(33,641,854)	$(17,978,588)	$(16,704,881)
OTHER INCOME / EXPENSE
Interest Expense	(7,175,354)	(2,931,184)	(2,587,272)
Interest Income	292,314	29,820	59,992
Other Income	269,892	67,842	10,626
Expense related to Modification of Warrants due to Anti-Dilution Events	(373,709)	(696,350)	-
Expense related to Inducement of Convertible Debt	-	(3,586,236)	-
Bankruptcy and Claims Settlements	(3,148,076)	(802,000)	(14,464,417)
Gain in Unconsolidated Subsidiary	167,856	-	-
Impairment of Acquired Goodwill	(931,695)	--	--
Reorganization Item - adjustment to Carrying value of Convertible Debentures	-	(2,622,240)	(6,477,455)
Total Other Income / Expense	$(10,898,772)	$(10,540,348)	$(23,458,526)
Loss before Income Taxes	$(44,540,626)	$(28,518,936)	$(40,163,407)
Income Taxes	(46,426)	4,256	--
NET LOSS before Minority Interest	$(44,494,200)	$(28,523,192)	$(40,163,407)
Minority Interest in Consolidated Entity	10,718	--	--
NET LOSS	$(44,483,482)	$(28,523,192)	$(40,163,407)
OTHER COMPREHENSIVE LOSS
Foreign Currency Translation adjustment, net of tax of $0, $0, and $0	(467,682)	(36,497)	--
COMPREHENSIVE LOSS	$(44,951,164)	$(28,559,689)	$(40,163,407)

COMPOSITE TECHNOLOGY CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS, CONT’D

	For the years ended September 30,
	2007	2006	2005

BASIC AND DILUTED LOSS PER SHARE
Loss per share	($0.24)	($0.20)	($0.35)
TOTAL BASIC AND DILUTED LOSS PER SHARE AVAILABLE TO COMMON SHAREHOLDERS	($0.24)	($0.20)	($0.35)
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING	189,683,876	142,462,240	114,384,274

The accompanying notes are an integral part of these financial statements

COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY FOR
THE YEARS ENDED SEPTEMBER 30, 2007, 2006 and 2005

	Common Stock
	Shares	Amount	Subscription Receivable	Additional paid-in capital	Accumulated Other Comprehensive Loss	Accumulated deficit	Total

Balance at September 30, 2004	110,841,320	$110,841	$--	$31,931,234	$--	$(26,439,356)	$5,602,719
Issuance of Common Stock for
Cash pursuant to warrant exercises	3,546,910	$3,547	$--	$1,982,741	$--	$--	$1,986,288
Cash pursuant to option exercises	1,480,000	1,480	--	293,520	--	--	295,000
Cashless warrant exercises	257,352	257	--	(257)	--	--	--
Conversion of Convertible Debentures	2,478,777	2,479	--	4,137,079	--	--	4,139,558
Fair value of Services	150,000	150	--	325,619	--	--	325,769

Recognition of deferred compensation expense	--	--	--	248,675	--	--	248,675
Committed Stock adjustment	(10,000)	(10)	--	10	--	--	--
Modification of option award	--	--	--	54,625	--	--	54,625
Issuance of warrants for services	--	--	--	12,857	--	--	12,857
Issuance of warrants for debenture modification	--	--	--	1,993,809	--	--	1,993,809
Net Loss	--	--	--	--	--	(40,163,407)	(40,163,407)
Balance at September 30, 2005	118,744,359	$118,744	$--	$40,979,912	$--	$(66,602,763)	$(25,504,107)

Issuance of Common Stock for
Cash pursuant to warrant exercise	913,596	914	(378,000)	1,075,661	--	--	698,575
Conversion of Convertible Debt	7,815,048	7,815	--	12,154,377	--	--	12,162,192
Inducement to convert Convertible Debt	2,568,737	2,569	--	3,583,667	--	--	3,586,236
Settlement of Bankruptcy claims and litigation	7,971,425	7,971	--	15,201,551	--	--	15,209,522
Fair value of Services provided	1,175,014	1,175	--	1,830,975	--	--	1,832,150
Interest paid in common stock	277,476	277	--	450,482	--	--	450,759
EU Energy Acquisition	39,169,670	39,170	--	55,190,065	--	--	55,229,235

Issuance of Warrants for
Services	--	--	--	742,286	--	--	742,286
Antidilutive effect of stock issuance	--	--	--	131,748	--	--	131,748
$6.0 million Debtor in Possession financing	--	--	--	1,834,092	--	--	1,834,092
$3.5 million Bridge Financing	--	--	--	1,956,526	--	--	1,956,526

Warrant modifications due to antidilutive events	--	--	--	564,331	--	--	564,331
Additional conversion feature - antidilutive event	--	--	--	788,148	--	--	788,148
Vesting of options issued to non-employees	--	--	--	239,405	--	--	239,405
Vesting of options issued to employees	--	--	--	738,104	--	--	738,104
Other Comprehensive Loss	--	--	--	--	(36,497)	--	(36,497)
Net Loss	--	--	--	--	--	(28,523,192)	(28,523,192)
Balance at September 30, 2006	178,635,325	$178,635	$(378,000)	$137,461,330	$(36,497)	$(95,125,955)	$42,099,513
Issuance of Common Stock for
Cash pursuant to PIPE placement	25,201,954	25,202		24,927,718	--	--	24,952,920
Cash pursuant to warrant exercises	2,314,135	2,314	378,000	2,444,917	--	--	2,825,231
Cash pursuant to option exercises	1,133,066	1,133	--	365,085	--	--	366,218
Conversion of Convertible Debt	14,612,136	14,612	--	16,661,165	--	--	16,675,777
Fair value of Services provided	227,523	228	--	248,272	--	--	248,500

Recovery of common stock -EU Energy Acquisition claim	(815,789)	(816)	--	(1,149,446)	--	--	(1,150,262)
Offering Costs paid in Cash				(1,497,175)			(1,497,175)
Offering Costs paid in Warrants				(974,524)			(974,524)

Issuance of Warrants for
Services	--	--	--	754,418	--	--	754,418
Offering Costs	--	--	--	974,524	--	--	974,524
$22.8 million Convertible Debt Offering	--	--	--	4,681,714	--	--	4,681,714
Settlement of legal claims	--	--	--	165,720	--	--	165,720
Interest	--	--	--	1,008,047	--	--	1,008,047

Warrant modifications due to antidilutive events	--	--	--	553,446	--	--	553,446
Additional conversion feature - antidilutive event	--	--	--	625,625	--	--	625,625
Vesting of options issued to non-employees	--	--	--	830,752	--	--	830,752
Vesting of options issued to employees	--	--	--	1,523,166	--	--	1,523,166
Other Comprehensive Loss	--	--	--	--	(467,682)	--	(467,682)
Net Loss	--	--	--	--	--	(44,483,482)	(44,483,482)
Balance at September 30, 2007	221,308,350	$221,308	$--	$189,604,754	$(504,179)	$(139,609,437)	$49,712,446

The accompanying notes are an integral part of these financial statements

COMPOSITE TECHNOLOGY CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
THE YEARS ENDED SEPTEMBER 30, 2007, 2006, and 2005

	Year Ending September 30,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
NET LOSS	$(44,483,482)	$(28,523,192)	$(40,163,407)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest related to detachable warrants and fixed conversion features	5,431,585	1,956,526	1,266,924
Depreciation and Amortization	3,143,434	1,351,544	559,084
Expense related to fair value of vested options	2,353,913	977,509	248,675
Reorganization item - adjustment to carrying value of convertible debt	--	2,622,240	--
Amortization of prepaid expenses paid in stock	422,146	398,107	--
Issuance of warrants for services	164,208	410,386	2,006,666
Issuance of common stock for settlement	165,720	3,586,236	--
Issuance of common stock for services	248,500	1,002,423	325,769
Issuance of common stock for interest	--	17,325	--
Bad debt expense	--	-	2,500,000
Modification of warrants due to antidilution provision	373,709	696,079	--
Litigation and bankruptcy settlements	--	702,000	14,455,792
Inventory reserve expense	--	--	239,367
Carrying value adjustment for liabilities	--	--	4,831,970
Impairment of acquired goodwill	931,695	--	--
Compensation expense for modification of options	--	--	54,626
(Gain) in unconsolidated subsidiary	(167,856)	--	--
Other		(11,732)	147,649

CHANGES IN ASSETS / LIABILITIES
Inventory	(17,931,674)	(209,143)	(672,028)
Accounts receivable	(1,545,537)	493,006	(55,004)
Prepaids and other current assets	(187,680)	1,051,860	(18,926)
Other assets	850,735	(4,219)	(304,855)
Accounts payable and other accruals	11,397,415	675,597	2,071,489
Deferred revenue	15,894,070	7,662,903	56,998
Accrued warranty liability	1,099,549	(1,119,158)	--
Net cash used in operating activities	$(21,839,550)	$(6,263,703)	$(12,449,211)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash received from EU acquisition	--	1,163,712	---
Cash paid for EU acquisition	--	(237,487)	---
Restricted cash	--	--	10,010,060
Proceeds from sale of assets	--	--	210,570
Purchase of property, plant and equipment	(5,432,071)	(527,366)	(1,833,052)
Cash investment in unconsolidated subsidiary	(401,921)	--	--
Net cash provided by (used in) investing activities	$(5,833,992)	$398,859	$8,387,578

COMPOSITE TECHNOLOGY CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
THE YEARS ENDED SEPTEMBER 30, 2007, 2006, and 2005, Continued

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible debentures	21,455,500	9,500,000	--
Proceeds from issuance of common stock	23,833,745	--	--
Convertible debt repayment - $3.5M bridge	--	(2,175,000)	--
Payments on capital leased assets	(288,667)	(450,199)	(342,455)
Proceeds from exercise of warrants	2,447,232	698,575	1,986,288
Proceeds from exercise of options	366,219	--	295,000
Proceeds from Notes Payable and Factoring Arrangements	2,300,000	--	--
Repayments of Notes Payable and Factoring Arrangements	(2,300,000)	--	--
Cash advances (to)/from officers	(62,000)	62,000	-
Net cash provided by financing activities	$47,752,029	$7,635,376	$1,938,833

Net increase/(decrease) in cash and cash equivalents	$20,078,487	$1,770,532	$(2,122,800)
Cash and cash equivalents, Beginning of Year	$2,578,347	$807,815	$2,930,615
Cash and cash equivalents, End of Year	$22,656,834	$2,578,347	$807,815
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
INTEREST PAID	$1,088,759	$831,807	$527,556
TAXES PAID	$4,147	$4,256	$--
CASH PAID FOR REORGANIZATION ITEMS	$316,592	$949,871	$240,876

Supplemental Disclosure of Non-cash Activities:
On July 3, 2006, we acquired EU Energy. (Note 4)
Accounts receivable	$--	$11,939,000	$--
Inventories	--	22,450,000	--
Property, plant and equipment	--	2,447,000	--
Other assets	--	5,621,000	--
Intangible assets and goodwill	--	49,942,000	--
Accounts payable and accrued expenses	--	(9,412,000)	--
Warranty reserves	--	(15,774,000)	--
Deferred revenues and customer advances	--	(11,828,000)	--
Acquisition costs net of cash acquired	--	(156,000)	--
Stock issued for purchase of EU Energy	--	(55,229,000)	--
	$--	$--	$--

The accompanying notes are an integral part of these financial statements

Supplemental Schedule for Non Cash Financing Activities
During fiscal year ending September 30, 2007, the Company issued:
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
10,973,585 warrants valued at the fair value of $5,169,656 at the issuance date as described in Note 13 were issued as part of the February, 2007 Senior Convertible Note transaction. We incorporated the fair value of these warrants into our beneficial conversion calculation for the debt discount described in Note 4.
1,316,827 warrants valued at the fair value of $610,613 at the issuance date as described in Note 13 were issued as fees related to the February, 2007 Senior Convertible Note transaction.
1,800,000 warrants valued at the fair value of $843,840 at the issuance date as described in Note 13 were issued in conjunction with the factored receivable arrangement.
629,128 warrants valued at the fair value of $194,573 at,, the issuance date as described in Note 13 were issued pursuant to anti-dilution protection provisions of our 2005 DIP financing as the result of our February, 2007 Convertible Debt offering.
152,341 warrants valued at the fair value of $61,868 at the issuance date as described in Note 13 were issued pursuant to anti-dilution protection provisions of our 2006 Bridge Notes financing as the result of anti-dilution of our February, 2007 Convertible Debt offering.
300,000 warrants valued at the fair value of $165,720 were issued in settlement of a legal dispute. The expense was recorded to other expense during the three and nine months ended June 30, 2007.
6,247,676 warrants valued at the fair value of $4,028,502 at the issuance date as described in Note 13 were issued in conjunction with the two PIPE equity placements.
1,564,901 warrants valued at the fair value of $1,009,046 at the issuance date as described in Note 13 were issued for services related to the two PIPE equity placements.
87,374 warrants valued at the fair value of $76,243 at the issuance date as described in Note 13 were issued for the anti-dilution impact of the 2006 Series A and the 2005 DIP warrants as a result of our June, 2007 PIPE equity issuances.
During the year ending September 30, 2007, the Company issued 4,272,855 shares of common stock for the conversion of $6,023,250 of the August, 2004 Convertible Debentures as follows:
-	$1,010,050 of principal was converted at $1.46 per share into 691,816 shares of common stock
-	$5,013,200 of principal was converted at $1.40 per share into 3,580,857 shares of common stock.

During the year ending September 30, 2007, the Company issued 10,383,150 shares of common stock for the conversion of $10,697,527 of the February, 2007 Convertible Notes as follows:
-	$300,000 of principal was converted at $1.04 per share into 288,462 shares of common stock
-	$10,352,527 of principal was converted at $1.03 per share into 10,050,997 shares of common stock.

The Company had the following balances consolidated with the September 30, 2006 balance sheet figures that related to the assets and liabilities of the Service business that was subsequently contributed into the Variable Interest Entity as discussed in Note 9. The cash balance at September 30, 2006 is included in the statement of cash flows as a cash investment in unconsolidated subsidiary for the year ending September 30, 2007:
Balance
Cash	$103,217
Accounts Receivable	1,468,416
Inventory	3,027,839
Property & Equipment	856,748
Total Assets	$5,456,220
Accounts Payable and Accrued Expenses	$(3,889,567)
Net Assets	$$1,566,653

The Company recorded the following adjustments to Goodwill for the year ended September 30, 2007:

Goodwill reduction due to returned shares	$(1,150,000)
Increase in Goodwill due to acquisition inventory write downs	831,234
Impairment of goodwill allocated to Service organization	(931,695)
Total	(1,250,461)

COMPOSITE TECHNOLOGY CORPORATION
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2007, 2006, AND 2005

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Composite Technology Corporation, originally incorporated in Florida and reincorporated in Nevada, is an Irvine, CA based company operating in two segments CTC Cable “Cable” and DeWind, “Wind”. The Cable Segment sells high energy efficiency patented composite core conductors known as ("ACCC") for use in electric transmission and distribution lines. The Wind segment sells wind turbines under the brand name DeWind. ACCC conductor is commercially available in the United States and Canada through distribution and purchase agreements with General Cable Industries, Inc; in China through Jiangsu Far East; and directly through CTC Cable.

In July, 2006 we acquired EU Energy, Ltd. and which has been operated as DeWind since the acquisition. DeWind wind turbines are commercially available from our manufacturing facilities in Germany and our contract manufacturer in Texas for sale worldwide for our new D8.2 turbine models and worldwide outside of the US for our D6 and D8 turbine models.

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

In July, 2006 we acquired EU Energy, Ltd. and its wholly owned subsidiaries. We accounted for the acquisition under the purchase accounting method required under SFAS 141 “Business Combinations.” We have incorporated the results of EU’s operations under the brand name DeWind from the period since the July 3, 2006 acquisition date through September 30, 2007.

As discussed later in this Note 1, we adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment,” on October 1, 2005 using the modified prospective transition method. Accordingly, our operating income from continuing operations for the twelve months ended September 30, 2007 and 2006 includes approximately $2.4 million and $1.0 million in share-based compensation expense respectively for stock options and our Employee Stock Purchase Plan that we recorded as a result of adopting SFAS 123(R). Because we elected to use the modified prospective transition method, results for prior periods have not been restated.

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

The Company derives, or seeks to derive revenues from following sources:

(1) Product revenue which includes revenue from
a) the sale of composite core, wrapped composite core, core and wrapped core hardware, and other electric utility related products.
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

PRODUCT SALES Product revenues are generally recognized when product shipment has been made and title has passed to the end user customer. Product revenues consist primarily of revenue from the sale of: (i) stranded composite core and related hardware to utilities either sold directly by the Company or through our distributor, ii) composite core sold to a cable stranding entity not subject to a distributor agreement and where title passes to the partner, or iii) turbines or turbine parts sold to wind farm operators, utilities, and technology licensees. For most cable related product sales, we expect that the terms of sales generally will not contain provisions that will obligate us to provide additional products or services after installation to end users. We recognize conductor related revenue: (i) upon shipment when cable products are shipped FOB shipping point to end users or (ii) upon delivery at the end-user customer's location when cable products are shipped FOB destination. Currently, we do not anticipate recognizing revenues on products provided to distributors unless the title to the product has been transferred and no right of return exists.

For turbine sales, our contracted sales typically include the turbine and warranty services for up to two years after turbine installation and we offer extended warranties for an additional fee. Our turbine sales are documented by turbine supply agreements that specify the contracted value of the turbine, the warranty service period, and the timing of cash payments by our customers. Our operational history and the value of extended warranties sold allow us to provide sufficient vendor specific objective evidence (VSOE) to value the warranty included with a wind turbine. We recognize as revenue the contracted turbine value reduced by the value of the warranty portion when title has passed for turbine sales, occasionally when shipped but frequently when the turbine has been erected or “commissioned” if so stated in a turbine purchase contract. Progress payments and customer deposits are recorded as deferred revenues until title has passed. Costs incurred and turbine materials purchased during the production of turbines in advance of delivery or title transfer are capitalized into inventory. Operating expenses, including indirect costs and administrative expenses, are charged as incurred to periodic income and not allocated to contract costs.  The value of the warranty portion determined by the VSOE is deferred and recognized ratably over the life of the warranty service period.

SERVICE REVENUE Service revenues consist of service and maintenance on our wind turbines under flat rate contracts, typically billed in advance on an annual or semi-annual basis on a flat rate, as a full service contract, typically calculated as a rate per kilowatt of generation and billed monthly or quarterly in arrears, or as a point of sale service call basis billed on a time and materials basis. Service revenues are deferred and recognized ratably over the life of a flat rate service contract, recognized as billed for full service contracts, or for point of delivery services, when the service has been provided. Direct costs of uncompleted work related to maintenance or repairs activity is capitalized and expensed upon completion.

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

The values of the financial instruments are estimated using the Black-Scholes-Merton (Black-Scholes) option pricing model. Key assumptions used during the fiscal year ended September 30, 2006 to value options and warrants granted or issued are as follows:

	Year ended September 30,
	2007	2006	2005
Risk Free Rate of Return	4.01%-4.97%	3.97%-4.95%	3.66%-4.14%
Volatility	88%-98%	95%-107%	73%-106%
Dividend yield	0%	0%	0%

The accounting for derivative financial instruments related to stock-based compensation is further described below.

Stock-Based Compensation

Prior to September 30, 2005, we accounted for employee stock option plans based on the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations and had adopted the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No.123), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (SFAS No. 148). Accordingly, compensation cost for stock options was measured as the excess, if any, of the quoted market price of the Company’s stock at the grant date over the amount an employee must pay to acquire the stock. The Company granted stock options with exercise prices equal to the market price of the underlying stock on the date of grant; therefore, the Company did not record stock-based compensation expense under APB Opinion No. 25.

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, “Share-Based Payments” to require that compensation cost relating to share-based payment arrangements be recognized in the financial statements. As of October 1, 2005, we adopted SFAS No. 123R using the modified prospective method, which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options were determined using the Black-Scholes valuation model, which is consistent with our valuation techniques previously utilized for stock options in footnote disclosures required under SFAS No. 123, as amended by SFAS No. 148. Such fair value is recognized as expense over the service period, net of estimated forfeitures. The adoption of SFAS No.123R resulted in no cumulative change in accounting as of the date of adoption.

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

On March 29, 2005, the Securities and Exchange Commission published Staff Accounting Bulletin No. 107 (SAB 107), which provides the Staff’s views on a variety of matters relating to stock-based payments. SAB 107 requires stock-based compensation to be classified in the same expense line items as cash compensation. Information about stock-based compensation is described in Note 15.

Convertible Debt

Convertible debt is accounted for under the guidelines established by APB Opinion No. 14 Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants (APB14) under the direction of Emerging Issues Task Force (EITF) 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, (EITF 98-5) EITF 00-27 Application of Issue No 98-5 to Certain Convertible Instruments (EITF 00-27) , and EITF 05-8 Income Tax Consequences of Issuing Convertible Debt with Beneficial Conversion Features. The Company records a beneficial conversion feature (BCF) related to the issuance of convertible debt that have conversion features at fixed or adjustable rates that are in-the-money when issued and records the fair value of warrants issued with those instruments. The BCF for the convertible instruments is recognized and measured by allocating a portion of the proceeds to warrants and as a reduction to the carrying amount of the convertible instrument equal to the intrinsic value of the conversion features, both of which are credited to paid-in-capital. The Company calculates the fair value of warrants issued with the convertible instruments using the Black Scholes valuation method, using the same assumptions used for valuing employee options for purposes of SFAS No. 123R, except that the contractual life of the warrant is used.   Under these guidelines, the Company allocates the value of the proceeds received from a convertible debt transaction between the conversion feature and any other detachable instruments (such as warrants) on a relative fair value basis. The allocated fair value is recorded as a debt discount or premium and is amortized over the expected term of the convertible debt to interest expense. For a conversion price change of a convertible debt issue, the additional intrinsic value of the debt conversion feature, calculated as the number of additional shares issuable due to a conversion price change multiplied by the previous conversion price, is recorded as additional debt discount and amortized over the remaining life of the debt.

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

USE OF ESTIMATES
Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumption upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the period presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management's judgment in its application. There are also many areas in which management's judgment in selecting among available alternatives would not produce a materially different result. Our key estimates we use that rely upon management judgment include:
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

The Company has one customer representing 19% and one customer representing 12% of the total net receivables balance.
The Company and its wholly owned subsidiaries maintain allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Management reviews delinquent accounts at least quarterly, to identify potential doubtful accounts, and together with customer follow-up estimates the amounts of potential losses.

Revenue from one customer from our Cable segment of the Company represented 86% of the Company's revenues for the fiscal year ended September 30, 2005. Revenue from two customers from our Cable segment represented 31% and 16% of the Company’s revenues for the fiscal year ended September 30, 2006. Revenue from three customers, 30% from one customer in our Cable segment, and two customers, each at 10%, from our Wind segment represented 50% of the Company’s revenues for the fiscal year ended September 30, 2007.

PROPERTY AND EQUIPMENT
Property is stated at the lower of cost or realizable value, net of accumulated depreciation. Depreciation is computed using the straight-line method based on estimated useful lives of the assets which range from three to ten years. Leasehold improvements and leased assets are amortized or depreciated over the lesser of estimated useful lives or lease terms, as appropriate. Property is periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We did not recognize any property impairment charges in fiscal 2007, 2006, or 2005. Expenditures for maintenance and repairs are charged to operations as incurred while renewals and betterments are capitalized. Gains or losses on the sale of property and equipment are reflected in the statements of operations.

ACQUISITIONS
The Company utilizes SFAS No. 141 “Business Combinations.” The acquisition of EU Energy was accounted for under the purchase method. All acquired assets were adjusted to their fair values on the acquisition date and the liabilities incurred were adjusted to the present values of the amounts expected to be paid. See also note 4.

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

Warranty obligations reflect expected minor repairs during the period of warranty of the turbine, between 2 and 5 years following installation, and more major repairs which may affect particular types of units. Provisions for the former are based on historical experience of repair frequency and cost and for the latter are based on engineering estimates of the likely incidence and cost. Retrofit provisions reflect expected future proactive repairs of turbine components where we have seen an operational history of failure for other similar turbine units. Availability provisions are based on data obtained from the company’s turbine monitoring system, actual performance being compared to contractual obligation, with provisions made for any potential contractual liability. Warranty work expected to be performed more than one year from the balance sheet date and availability provisions estimated to be incurred more than one year from the balance sheet date are classified as a non-current liability.

FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company's financial instruments include cash and cash equivalents and accounts payable - trade, accounts receivable and convertible notes. The carrying amounts for these financial instruments approximate fair value due to their short maturities.

FOREIGN CURRENCY TRANSLATION
The Company’s primary functional currency is the U.S. dollar, while DeWind’s operations functional currency is in Euros and   British Pounds. Assets and liabilities of the Company denominated in foreign currencies are translated at the rate of exchange on the balance sheet date. Revenues and expenses are translated using the average exchange rate for the period.

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

INVENTORIES
Inventories consist of our wrapped and unwrapped manufactured composite core and related hardware products and raw materials used in the production of those products and turbines, turbines under construction, and turbine parts. Inventories are valued at the lower of cost or market under the FIFO method. Cable segment products manufactured internally are valued at standard cost which approximates replacement cost. Turbine segment products assembled internally are valued at materials costs plus labor and overhead costs involved with the turbine assembly. Included in turbine raw materials inventories are payments made to third party vendors in advance of parts deliveries made to DeWind in order to secure delivery of future parts deliveries. Costs to ship product held for sale or for product sold is recorded to cost of goods sold as the expenses are incurred.

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

As of September 30, 2007, 2006, and 2005, the deferred tax assets related primarily to the Company's net operating loss carry-forwards are fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may not have any net operating loss carry-forwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

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

The following common stock equivalents were excluded from the calculation of diluted loss per share for the years ended September 30, 2007, 2006, and 2005 since their effect would have been anti-dilutive:
	September 30,
	2007	2006	2005
Options for common stock	15,019,870	15,965,336	6,167,936
Warrants for common stock	32,449,107	11,488,393	8,796,393
Convertible Debentures, if converted	11,817,935	3,885,968	6,503,258
	59,286,912	31,339,697	21,467,587

NEW ACCOUNTING PROUNOUNCEMENTS

Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159) In February 2007, the FASB issued Statement No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159.permits entities to choose to measure certain financial instruments and certain other items at fair value for those financial assets and liabilities not currently required to be measured at fair value. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS No. 159 is not expected to have a material impact on our financial position, results of operations or cash flows.

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

EITF Issue No. 06-6 Debtor’s Accounting for a Modification (or Exchange) of Convertible Debt Instruments:
In November, 2006, the Emerging Issues Task Force (EITF) approved EITF Issue No. 06-6. EITF 06-6 addresses the issue of accounting for modifications made to convertible debt instruments, supersedes Issue No. 05-7 “Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues,” clarifies the accounting approach required for such modifications and modifies guidance provided in EITF 96-19 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments.” EITF 06-6 is effective for convertible debt instrument modifications made after November 29, 2006. We have used the guidance provided in EITF 06-6 and in the revised EITF 96-19 for our fiscal 2007 modifications and will apply this guidance to any future modifications to our Convertible Debt instruments on a prospective basis.

EITF Issue No. 06-7 Issuer’s Accounting for a Previously Bifurcated Conversion Option in a Convertible Debt Instrument When the Conversion Option No Longer Meets the Bifurcation Criteria in FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”
In November, 2006 the Emerging Issues Task Force (EITF) approved EITF Issue No. 06-7. EITF 06-7 provides clarification and guidance for bifurcated conversion options in convertible debt instruments where the bifurcation criteria of SFAS 133 are no longer met. EITF 06-7 is effective for changes to such criteria after November 29, 2006. We will use the guidance provided in EITF 06-7 on a prospective basis. EITF 06-7 had no impact to our financial statements for the year ending September 30, 2007.

EITF Issue No. 07-3, "Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development Activities."
In June 2007, the EITF ratified EITF Issue No. 07-3, "Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development Activities."  EITF 07-3 provides that nonrefundable advance payments made for goods or services to be used in future research and development activities should be deferred and capitalized until such time as the related goods or services are delivered or are performed, at which point the amounts would be recognized as an expense. This issue is effective for fiscal years beginning after December 15, 2007. We do not expect EITF 07-3 to have a material impact.

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.”
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

Staff Accounting Bulletin No. 108 (SAB 108)
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

SAB 108 addresses the mechanics of correcting misstatements that include the effects from prior years. Additionally, SAB 108 requires registrants to apply the new guidance for the first time that it identifies material errors in existence at the beginning of the first fiscal year ended after November 15, 2006 by correcting those errors through a one-time cumulative effect adjustment to beginning-of-year retained earnings. The adoption of SAB 108 had no material effect on our financial position, results of operations or cash flows.

NOTE 2 BANKRUPTCY AND BANKRUPTCY RECLASSIFICATIONS

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

-We adjusted our convertible debt discount that existed as of the petition date of May 5, 2005. During the year ending September 30, 2005, coinciding with the filing of our plan of reorganization, we determined that the allowed amount of liability relating to our $15M Debenture offering of August, 2004 was $15,000,000. Prior to the filing of the plan, the carrying value of the Debentures was determined to be $10,168,030, representing a debt discount due to conversion features of the Convertible Debentures. Prior to the filing of the plan, we had been amortizing this discount to interest expense at approximately $176,780 per month As a result; we recorded an additional $4,831,970 in other expense in the quarter ending June 30, 2005, to adjust the carrying value of the Debentures to $15,000,000.

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

During fiscal 2006, we emerged from Chapter 11 bankruptcy on November 18, 2006. We received a formal decree that we were no longer subject to Bankruptcy Court supervision on August 2, 2006. Since we did not qualify for fresh start accounting, we have reclassified our September 30, 2005 balance sheet to conform to fiscal 2006 and 2007 presentation.

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

The shares issuable as of September 30, 2005 were issued in November, 2005. The 450,000 shares issuable that were not accrued for in the September 30, 2005 balances were issued in June, 2006 in settlement of the liquidated damages claim for the August, 2004 Debenture holders. The total shares issued under the bankruptcy represented 6.9% and 4.6% of the total shares issued and outstanding as of September 30, 2005 and 2006 respectively. If these shares had been issued on September 30, 2005, there would be no change to the loss per share for the fiscal year ending September 30, 2005.

The value of the shares issued was the fair market value on the date prior to issuance.

NOTE 3 - GOING CONCERN

The Company has received a report from its independent auditors for the year ended September 30, 2007 that includes an explanatory paragraph describing the uncertainty as to the Company's ability to continue as a going concern. These consolidated financial statements contemplate the ability to continue as such and do not include any adjustments that might result from this uncertainty.

During the year ended September 30, 2007, the Company incurred a net loss of $44,483,482 and negative cash flows from operations of $21,839,550. In addition, the Company had an accumulated deficit of $139,609,437 at September 30, 2007. The Company's ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time.

Our principal sources of working capital have been private debt issuances and historically, the Company has issued registered stock and unregistered, restricted stock, stock options, and warrants in settlement of both operational and non-operational related liabilities and as a source of funds.

Commercial orders: To date, since inception for our Cable products and since the acquisition of DeWind, we have received orders for approximately $36 million in ACCC conductor products and $81 million of Wind turbines. We will require a significant increase in customer orders at sufficient profit margin levels to cover our expenses and generate sufficient cash from operations.

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

We believe our cash position as of September 30, 2007 of $22.7 million and expected cash flows from revenue orders may not be sufficient to fund operations for the next four calendar quarters. We anticipate that additional cash is needed to fund operations beyond March, 2008 and to the extent required the Company intends to continue the practice of issuing stock, debt or other financial instruments for cash or for payment of services until our cash flows from the sales of our primary products is sufficient to provide cash from operations or if we believe such a financing event would be a sound business strategy.

NOTE 4 - ACQUISITION

EU Energy
On July 3, 2006, the Company acquired all of the outstanding equity of EU Energy, and its subsidiaries. EUE (subsequently operated as DeWind) is a provider of wind turbine generators to the electrical utility industry. Consideration for the Acquisition consisted of an aggregate 39,169,670 shares of the Company’s common stock. The shares were issued with certain lock up provisions over a twelve month period and piggyback registration rights for the shares. The Company and the EU shareholders agreed to a fair value of $1.55 per share or $60.7 million prior to the approval of the EU shareholders. For accounting purposes, at the acquisition date, the fair value was determined to be $55.2 million. The $1.41 per share value was calculated based on the 5 day average closing prices of the Company’s common stock prior to the date the EU Shareholders accepted the offer.

In June, 2007 the Company filed for a claim against the principal shareholders of EU Energy to adjust the purchase price paid for the EU Energy Acquisition. The claim was resolved in July, 2007 by the return of 815,789 shares of Common Stock by the principal shareholders valued at $1.41 per share and was accounted for as a reduction in the purchase price of $1,150,000.

The Company accounted for the Acquisition as a purchase and, accordingly, results of operations of EUE have been included in the consolidated financial statements since July 3, 2006. The allocation of the adjusted purchase price of $55,399,000 (including transaction costs) is as follows:

Goodwill		$24,319,000
Identifiable intangibles (see note 8)		24,473,000

Assets Acquired:
Cash	1,164,000
Trade Receivables, net	11,939,000
Inventories	22,450,000
Fixed Assets	2,447,000
Other assets	5,621,000
Total Fair value of tangible assets acquired		43,621,000

Liabilities Assumed
Accounts Payable and Accrued Liabilities	(9,412,000)
Warranty Reserves	(15,774,000)
Deferred revenues and customer advances	(11,828,000)
Total Liabilities assumed		(37,014,000)
Allocated Purchase Price		$55,399,000

Fair Value of Stock Issued, less Stock recovered through claim of $1,150,000		$54,079,000
Transaction Costs		1,320,000
Total Consideration		$55,399,000

The acquisition resulted in a significant amount of goodwill recorded which will not be deductible for income tax purposes. We believe that the goodwill represents the market opportunity inherent in wind turbines; in particularly in light of recent media attention to alternative and “clean” or non-petroleum based renewable energy generation. See also Item 1 above.

The following table presents the consolidated results of operations on an unaudited pro forma basis as if the acquisition of EUE had taken place at the beginning of the periods presented. The following table has been prepared on the basis of estimates and assumptions available at the time of this filing that we believe are reasonable.
	Year ended	Year ended
	September 30,	September 30,
	2006	2005
Revenues	$35,691,458	$12,928,763
Loss from Operations	(39,729,103)	(44,583,464)
Loss from Operations per weighted average share	$(0.23)	$(0.29)

Other than the event described below, there was no difference between the loss from continuing operations and net loss for either fiscal year on a pro forma basis.

NOTE 5 - ACCOUNTS RECEIVABLE

Current accounts receivable, net consists of the following:

	September 30, 2007	September 30, 2006

Turbine products and services receivables	$10,015,481	$11,320,185
Cable products receivables	1,199,043	2,682,605
Gross receivables	$11,214,524	$14,002,790
Reserves	(595,980)	(2,500,000)
Net receivables	$10,618,544	$11,502,790
Portion relating to greater than one year, net of reserves of $0 and $0	2,809,558	2,028,927
Net current accounts receivable	$7,808,986	$9,473,863

Included in accounts receivable at September 30, 2007 and 2006 are billings on long term contracts, primarily for turbine retention payments. There are no unbilled balances related to long term contracts that are included in accounts receivable as of September 30, 2007 or 2006.

The retention payments arise under the terms of certain DeWind turbine purchase agreements where typically between 2% and 10% of a turbine purchase price is held back by a customer typically between six and twenty-four months following delivery of the turbine. As of September 30, 2007 there were $4,604,081 of retention payments receivable of which $3,427,972 is expected to be collected within one year and $1,176,109 is expected to be collected after September 30, 2008. Substantially all of the long term retention receivables are expected to be collected in the fiscal year ending September 30, 2009.

NOTE 6 - INVENTORY

Inventories consist of the following:

	September 30, 2007	September 30, 2006

Raw Materials and Turbine Parts	$25,484,315	$15,614,107
Work in Progress	$10,621,287	6,714,281
Finished Goods	$3,984,804	1,821,857
Gross Inventory	$40,090,406	$24,150,245
Reserves	(1,495,044)	(258,378)
Net Inventory	$38,595,362	$23,891,867

Inventory acquired during the EU Energy acquisition consisted of partially constructed turbines, turbine parts used for construction of turbines, and service parts valued in the aggregate at $22,449,390. We evaluated all inventory acquired to determine the fair value under the guidance of SFAS 141. We valued the service parts and turbine parts used for turbine construction at replacement cost. We valued the partially constructed turbines at liquidated value, determined as the estimated sales price less costs to complete and sell. Partially constructed turbines are included in the work in progress balance as of September 30, 2007 and 2006.

The following table is offered to provide additional information regarding the composition of inventory as at September 30, 2007:

	Cable Segment	Wind Segment	Total
Raw Materials and Turbine Parts	$2,493,813	$22,990,502	$25,484,315
WIP	59,247	10,562,040	10,621,287
ACCC Finished Core, Cable, & Related Hardware	3,984,804	--	3,984,804
Gross Inventory	$6,537,864	$33,552,542	$40,090,406
Reserves	(375,728)	(1,119,316)	(1,495,044)
Net Inventory	$6,162,136	$32,433,226	$38,595,362

NOTE 7- PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

		September 30,
	Estimated Useful Lives	2007	2006
Office furniture and equipment	3-10 yrs	$1,240,703	$782,622
Production Equipment	3-10 yrs	9,243,772	4,600,560
Automobiles	3-5 yrs	26,301	360,056
Leasehold improvements	7 yrs	424,184	408,095
Total Property		$10,934,960	$6,151,333
Accumulated Depreciation		(2,992,283)	(1,437,249)
Property, net		$7,942,677	$4,714,084

Property and equipment from EU Energy consisted of primarily production equipment, office equipment, and automobiles and totaled $5,659,647 in the aggregate. All property was evaluated under the guidance of SFAS 141, and properly valued accordingly.

Depreciation expense was $1,555,034, $1,025,544, and $ 559,084, for the years ended September 30, 2007, 2006, and 2005, respectively.

NOTE 8 GOODWILL AND INTANGIBLE ASSETS

The Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets” (SFAS 142) effective January 1, 2002. In accordance with SFAS 142, the Company does not amortize goodwill. The Company’s remaining goodwill of $24,218,539 at September 30, 2007 is related to the acquisition of EU Energy on July 3, 2006. In accordance with SFAS 142, the Company evaluates goodwill impairment at least annually, normally at year-end. We determined that as of September 30, 2007 no goodwill impairment was required except as noted below.

The following table reconciles the changes made to the goodwill acquired during the EU Energy Acquisition.

Balance as of September 30, 2006	$25,469,000
Goodwill reduction due to returned shares - see note 4	(1,150,000)
Increase in Goodwill due to acquisition inventory write downs	831,234
Impairment of goodwill allocated to Service organization	(931,695)
Balance as of September 30, 2007	$24,218,539

The goodwill reduction due to returned shares represented the return of shares issued during the acquisition as settlement for claims made by the Company pursuant to the purchase agreement of EU Energy. In the purchase agreement, if the acquired assets were lower or acquired liabilities were higher than were represented at the acquisition date, the Company had the right to make a claim against the shares issued to the majority shareholders. On June 30, 2007 the Company determined that the liabilities represented at the July 3, 2006 acquisition date were substantially higher than represented during the due diligence period prior to the acquisition and filed a claim. The claim was disputed by the majority shareholders and settled for 815,789 shares in August, 2007. The Company has recorded the return of these shares as a reduction in the purchase price of the EU Energy acquisition and a reduction in goodwill.

The increase in goodwill due to acquisition inventory write downs reflect a true up in the acquired turbine inventory balances. Under the guidelines of SFAS 141, acquired inventory is required to be valued at the estimated liquidation value. As of September 30, 2006 we valued the acquired inventory at what was expected to be recovered from sales of those assets less the expected costs to sell those assets. During fiscal 2007, we reduced our estimate of the recoverable value of this inventory by $831,234 reflecting lower than expected sales values and higher than expected costs to sell those assets.

During the year, as described in Note 20, we sold 75.1% of our services organization and created a Variable Interest Entity (VIE). We allocated $931,695 of our acquired goodwill to this organization upon its creation based on a relative value analysis. At September 30, 2007 we reviewed our goodwill and determined that the likelihood of recovery of the service related goodwill was remote and that the entire balance allocated should be impaired. We expensed the goodwill impairment to other expenses on the statement of operations for fiscal 2007.

As of September 30, 2007, the Company had the following amounts related to other intangible assets, all related to the acquisition of EU Energy on July 3, 2006 and therefore the Turbine segment:

	September 30, 2007
	Gross		Net
	Carrying	Accumulated	Intangible
	Amount	Amortization	Assets
Supply Agreements	$12,347,000	$--	$12,347,000
Technology Transfer Agreements	3,131,000	--	3,131,000
Trade name	7,553,000	(472,400)	7,080,600
Service Contracts	1,442,000	(1,442,000)	--
Total	$24,473,000	$(1,914,400)	$22,558,600

	September 30, 2006
	Gross		Net
	Carrying	Accumulated	Intangible
	Amount	Amortization	Assets
Supply Agreements	$12,347,000	$--	$12,347,000
Technology Transfer Agreements	3,131,000	--	3,131,000
Trade name	7,553,000	(94,400)	7,458,600
Service Contracts	1,442,000	(231,600)	1,210,400
Total	24,473,000	(326,000)	$24,147,000

Aggregate amortization expense of the intangible assets with determinable lives was $1,588,400, $326,000, and $0 for the years ended September 30, 2007, 2006, and 2005 respectively.

The supply agreements are related to supplier agreements related to our DeWind D8.2 model. We will record amortization on this agreement over the life of the agreement beginning with the first commercial shipments of our D8.2 expected in early 2008 and based on the expected units purchased under this agreement. Our technology transfer agreements are related to our China licensing arrangements. We will record amortization on these agreements as we recognize revenues under these agreements which are based on the turbines produced under these arrangements over three to five years. We have determined that our Trade name, DeWind, has a life of twenty years and we will amortize this balance on a straight-line basis. Our service contracts include service and maintenance contracts. We fully amortized the service contracts as of September 30, 2007. All intangible assets listed are considered to have no residual value.

The unamortized balance of intangible assets is estimated to be amortized as follows:

For the Year Ending	Estimated Amortization
September 30,	Expense
2008	$1,644,000
2009	3,455,000
2010	4,266,000
2011	4,517,000
2012	3,485,000
Thereafter	5,191,600
$22,558,600

NOTE 9 ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and Accrued Liabilities consisted of the following:

	September 30,
	2007	2006
Trade Payables	$15,161,739	$8,895,196
Legal Provision	2,072,434	1,479,218
Accrued Acquisition Costs	318,502	1,167,069
Accrued Payroll	1,014,702	1,081,132
Due to Affiliates	1,848,521	120,320
Deferred Rents	227,059	217,598
Other accruals	2,837	4,935
Total Accounts Payable and Accrued Liabilities	$20,645,794	$12,965,468

Included in the legal provision are primarily the accruals related to the Brush Electric and DeWind v. FKI legal accruals as described in note 17 below. Accrued acquisition costs represent primarily legal and statutory payments required as a result of the EU acquisition.

NOTE 10 - TURBINE WARRANTIES AND PRODUCT GUARANTEES

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

Warranty obligations reflect expected minor repairs during the period of warranty of the turbine, between 2 and 5 years following installation (Warranty), and more major repairs which may affect particular types of units (Retrofit). Provisions for the former are based on historical experience of repair frequency and cost and for the latter are based on engineering estimates of the likely incidence and cost. In addition, turbines sold that remain under warranty carry guarantees of availability (Availability) to produce electric power at certain levels. If a turbine under warranty does not meet these availability thresholds due to turbine failure covered by the warranty or servicing contract and the customer’s turbine produces less power and therefore less revenue, the company reimburses the customer for the lost value of the power shortfall. Availability provisions are based on data obtained from the company’s turbine monitoring system, actual performance being compared to contractual obligation, with provisions made for any potential contractual liability and estimates of future availability penalties based on this historical performance. We have classified all warranty and product guarantee reserves considered to be payable within one year as current liabilities and all warranty and product guarantee reserves considered to be payable greater than one year as non-current liabilities.

Warranty reserves consisted of:

	September 30, 2007	September 30, 2006

Warranty reserves	$4,230,393	$5,568,973
Reserve for turbine retrofitting	5,111,576	4,739,594
Reserve for turbine availability	6,473,496	4,345,637
Total Warranty and Product Guarantee reserves	$15,815,465	$14,654,204
Less Amount classified as current liabilities	12,522,837	11,594,876
Long term warranty liability	$3,292,628	$3,059,328

The following table sets forth an analysis of warranty reserve activity

	September 30, 2007	September 30, 2006
Beginning balance	$14,654,204	$--
Reserves acquired	--	15,773,362
Additional reserves recorded to expense	8,648,542	440,226
Reserves utilized	(9,220,625)	(1,559,384)
Impact of foreign currency translation	1,733,344	--
Ending balance	$15,815,465	$14,654,204

NOTE 11 - DEFERRED REVENUES AND CUSTOMER ADVANCES

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

	September 30, 2007	September 30, 2006

Customer advances on turbine and turbine parts sales	$30,352,975	15,253,249
Deferred revenues - Other Turbine related	4,030,602	4,524,026
Deferred revenues - Cable sales	2,333,894	335,426
Total, Deferred revenues and customer advances	$36,717,471	$20,112,701
Balance included in current liabilities	35,581,067	$17,808,209
Long term Deferred Revenues	$1,136,404	2,304,492

Costs incurred related to deferred revenues and customer advances are capitalized into inventory as of the balance sheet date.

NOTE 12 - DEBT AND NOTES PAYABLE

The following table summarizes the company’s debt structure as of September 30, 2007, 2006, and 2005:

	September 30, 2007	September 30, 2006	September 30, 2005
Convertible Debentures due August, 2007 net of discount of $0, $0, and $0	$ --	$ 6,023,250	$ 10,860,442
Senior Convertible 8% Notes due January, 2010 net discount of $2,925,020, $0, and $0	9,247,453	--	--
Capital Leases	109,021	397,688	847,887
Total Debt	9,356,474	6,420,938	11,708,329
Balance included in current liabilities	(109,021)	(6,309,900)	(403,191)
Long Term Debt	$ 9,247,453	$ 111,038	$ 11,305,138

Debt outstanding or issued during the year ended September 30, 2007 consisted of:

A.	February, 2007 Convertible Notes Payable

In February, 2007 we sold $22,825,000 face value of Senior Convertible Notes and detachable stock warrants to a group of private investors for gross proceeds of $22,825,000. The notes are convertible into common stock of the Company at a price of $1.04 per share which was greater than the market price of $0.87 on the day of the close of the transaction. The Notes bear interest at the rate of 8% per year and may be redeemed by the Company at the Company’s option upon 30 days notice under the following scenarios:

1.
For 108% of the outstanding principal at any time prior to the one year anniversary of the February, 2007 closing (“Closing”) if the weighted average price of the Company’s common stock (“WAP”) is 200% of the conversion price for twenty consecutive trading days;

2.
For 106% of the outstanding principal at any time after the one year anniversary of the Closing but prior to the two year anniversary of the Closing if the WAP is 150% of the conversion price for twenty consecutive trading days;

3.	For 103% of the outstanding principal at any time after the two year anniversary of the Closing but prior to maturity if the WAP is 125% of the conversion price for twenty consecutive trading days.

As part of the February, 2007 Senior Convertible Note transaction, holders of the Notes were given a total of 10,973,585 detachable warrants. The warrants have a life of three years and entitle the holder to purchase shares of the Company’s common stock at a price of $1.13 per share. We calculated the fair value of these warrants using the Black-Scholes option pricing model at $0.4711 per warrant or $5,169,656 using a market price of $0.87, a dividend yield of 0%, a risk free rate of 4.85% and a volatility of 90%. We determined that an additional discount of $4,681,714 should be recorded for the value of the beneficial conversion feature which was calculated based on the relative fair values of the conversion features and the warrants.

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

Subsequent to the issuance, the June, 2007 Private Placement described in Note 13 resulted in the Company issuing common shares at a price less than the conversion price of the Notes and less than the exercise price of the detachable warrants. The issuances resulted in the decrease in the conversion price of the debt from $1.04 to $1.03 and a decrease in the exercise price of the detachable warrants from $1.13 per warrant to $1.11 per warrant. The Company recorded additional debt discount of $296,522 consisting of $243,922 intrinsic value of the additional shares issuable at $1.03 and $52,600 for the difference in fair value of the warrants as described in Note 13.

The following table summarizes the recording of the debt discount for the February, 2007 Notes:

Cash financing fee of 6% of face value of Senior Convertible Notes	$1,369,500
Warrants issued for financing fees	610,613
Cash legal fees relating to financing	46,574
Detachable warrants and beneficial conversion features of Senior Notes	4,681,714
Total discount recorded at issuance	$6,708,401
Additional discount - anti-dilution impacts	296,522
Discount amortized to interest expense	(1,281,408)
Discount amortization accelerated due to conversion	(2,798,495)
Discount balance, September 30, 2007	$2,925,020

The remaining note discount recorded will be amortized ratably to interest expense over the expected remaining life of the Notes, currently the maturity date of January, 2010.

During the year ending September 30, 2007, the Company issued 10,339,459 shares of common stock for the conversion of $10,652,527 of the February, 2007 Convertible Notes as follows:
-	$300,000 of principal was converted at $1.04 per share into 288,462 shares of common stock
-	$10,352,527 of principal was converted at $1.03 per share into 10,050,997 shares of common stock.
If converted, the remaining $12,172,473 of principal would be convertible into 11,817,935 shares of common stock at the current conversion price of $1.03 per share.

B.	August, 2004 Convertible Debentures:

On August 17, 2004, THE COMPANY closed a financing transaction in which it sold 6% convertible debentures (the "August, 2004 Debentures") to select institutional accredited investors, in order to raise a total of $15,000,000. All of the convertible debt was converted into common stock prior to maturity. The following table summarizes the conversion of this debt into 9,840,868 common shares:

	Shares issued	Principal

Balance, September 30, 2004	--	$15,000,000
Converted at $1.67 per share	2,478,777	(4,139,558)

Outstanding, September 30, 2005		10,860,442

Converted at $1.67 per share	407,300	(680,191)
Converted at $1.55 per share	2,681,936	(4,157,001)

Outstanding, September 30, 2006		6,023,250

Converted at $1.46 per share	691,816	(1,010,050)
Converted at $1.40 per share	3,580,857	(5,013,200)
Principal paid at maturity, August, 2007		$--

As a result of the dilutive impacts of the February, 2007 Notes and the June, 2007 private placement issuances, the Company recorded an additional $459,251 of debt discount relating to the August, 2004 Debentures. The balance consists of $381,704 for the intrinsic value of the additional shares issuable resulting from the reduction of the conversion price from $1.55 to $1.40 and $77,547 relating to the accumulated differences in fair value for the detachable warrants as described in Note 13. The entire balance of this additional discount was amortized to interest expense during the year ended September 30, 2007.

C. Other Notes and Factored Receivables:

In November, 2006 we converted a $500,000 cash advance received on a cable order to a short term note payable due December 31, 2006. The note had no cash interest component. We issued 220,000 warrants in lieu of interest and recorded the fair value of the warrants to interest expense as described in Note 13. The note was repaid during the quarter ended March 31, 2007.

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

See also footnote 13 warrants section regarding the impact of the issuance of this stock on the anti-dilution provisions of warrants outstanding.

NOTE 13 - SHAREHOLDERS' EQUITY

PREFERRED STOCK

We have 5,000,000 shares of preferred stock authorized. For the years ending September 30, 2007 there was no preferred stock outstanding.

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

In May, 2006, the Company issued 191,466 shares of common stock registered under Form S-8 to an individual in payment of past due accounts payable related to legal services and valued at $296,773, both the market value of the shares on the date prior to issuance and the value of the legal services.

In September, 2006, the Company issued 72,000 shares of unregistered common stock valued at $1.06 per share, the market price on the date prior to issuance, in payment of services related to the negotiation of the partial $3,500,000 March Bridge Notes conversion.

For the fiscal year ended September 30, 2007 the Company issued a total of 227,523 shares for payment of accounts payable of $248,500 consisting of $55,000 of marketing related services valued at the fair value of the services provided and $193,500 of product development services valued at the fair value of the services provided.

CONVERSION OF CONVERTIBLE NOTES AND DEBENTURES

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

For the fiscal year ending September 30, 2007 we issued 14,612,132 shares for the conversion of $16,675,777 in convertible notes and debentures. During fiscal 2007, we had two series of debt subject to conversions:

A. August, 2004 $15 million Debentures

During the year ending September 30, 2007, the Company issued 4,272,673 shares of common stock for the conversion of $6,023,250 of the August, 2004 Convertible Debentures as follows:
-	$1,010,050 of principal was converted at $1.46 per share into 691,816 shares of common stock
-	$5,013,200 of principal was converted at $1.40 per share into 3,580,857 shares of common stock.

B. February, 2007 $22.8 million Convertible Notes

During the year ending September 30, 2007, in February, 2007 the Company issued $22,825,000 of convertible notes due January, 2010.
During the year ending September 30, 2007, the Company issued 10,339,459 shares of common stock for the conversion of $10,652,527 of the February, 2007 Convertible Notes as follows:
-	$300,000 of principal was converted at $1.04 per share into 288,462 shares of common stock
-	$10,352,527 of principal was converted at $1.03 per share into 10,050,997 shares of common stock.

See also Note 12 for additional information.

CASH

During the year ended September 30, 2007 the Company received $2,447,231 in cash from the exercise of 2,314,135 warrants and received $378,000 from the repayment of a subscription receivable related to 300,000 stock warrants exercised in July, 2006.

During the year ended September 30, 2007 the Company received $366,218 from the exercise of 1,133,066 employee and consultant stock options.

June, 2007 Private Equity Placements

In June, 2007 the Company closed two private equity placements where we issued 25,201,954 units raising a total of $24,952,920 before cash fees of $1,497,175. Both of these placements constituted a dilutive issuance as defined in certain of the Company’s past financing agreements. The issuances resulted in exercise price adjustments to certain of our previously issued warrant series as well as the conversion price of our convertible debt.

On June 9, 2007, a total of 20,151,446 Units were sold to 17 institutional investors at a price of $0.99 per Unit for gross proceeds of $19,952,920. Each Unit consisted of one share of common stock and ¼ of a warrant to purchase a share of common stock at an exercise price of $1.40 per warrant. A total of 20,151,446 shares of Common Stock and 5,038,590 warrants valued at the fair value of $0.6448 per warrant or $3,248,424 were issued. Capstone Investments acted as the primary investment advisor for this transaction and received cash fees of $1,197,175 in cash and 1,209,086 warrants at an exercise price of $1.40 per warrant valued at $0.6448 per warrant or $779,619. The cash and warrants issued to Capstone were recorded as offering costs.

On June 19, 2007, a total of 5,050,505 Units were sold to 1 institutional investor at a price of $0.99 per Unit for gross proceeds of $5,000,000. Each Unit consisted of one share of common stock and ¼ of a warrant to purchase a share of common stock at an exercise price of $1.40 per warrant. A total of 5,050,505 shares of Common Stock and 1,262,626 warrants valued at the fair value of $0.6448 per warrant or $814,141 were issued. Capstone Investments acted as the primary investment advisor for this transaction and received cash fees of $300,000 in cash and 302,272 warrants at an exercise price of $1.40 per warrant or $194,905. The cash and warrants issued to Capstone were recorded as offering costs.

LEGAL AND BANKRUPTCY SETTLEMENTS

There were no issuances of stock for fiscal 2005 or 2007 for Bankruptcy and Claims Settlements.

During fiscal 2006, the Company issued 7,971,425 shares of common stock for settlement of bankruptcy claims and litigation settlements valued at $15,209,522 All shares issued for bankruptcy claims and litigation settlements were Section 1145 stock and the price per share was set by the Bankruptcy court as the market price on the date immediately prior to the settlement date.

PAYMENT OF ACCRUED INTEREST

During fiscal 2006, the Company issued 277,476 shares of common stock in lieu of interest totaling $450,760.

In November, 2005 interest accrued on the August, 2004 Debentures of $433,435 was paid by the issuance of 261,132 shares of Section 1145 stock valued under the Bankruptcy court at $1.66 per share.

In September, 2006 16,344 shares of unregistered stock valued at the market price on the date prior to issuance of $1.06 or $17,325 were issued to the two holders of the $3,500,000 Bridge Notes.

RECOVERY OF ACQUISITION SHARES

Under the terms of the Share Purchase Agreement to acquire 100% of the shares of EU Energy was a clause that allowed for recovery of shares from the two principal shareholders in the event of misrepresentation of asset and liability balances at a rate of one share for each $1.55 of misrepresentation. In June, 2007 the Company filed a claim under this clause claiming understatement of liabilities existing at the acquisition date. In September, 2007 the principal shareholders returned 815,789 shares to the Company valued at $1,150,000.

WARRANTS

The Company issues warrants to purchase common shares of the Company either as compensation for consulting services or as additional incentive for investors who purchase unregistered, restricted common stock or Convertible Debentures. The value of warrants issued for compensation is accounted for as a non-cash expense to the Company at the fair value of the warrants issued. The value of warrants issued in conjunction with financing events is either a reduction in paid in capital for common stock issuances or as a discount for debt issuances. The Company values the warrants at fair value as calculated by using the Black-Scholes option-pricing model.

The following table summarizes all warrant activity from September 30, 2004 through September 30, 2007:

	Number of Shares	Weighted-Average Exercise Price

Outstanding, September 30, 2004	13,201,681	$1.08
Granted	1,166,009	$3.13
Exercised	(3,830,242)	$0.55
Cancelled	(1,741,055)	$0.56

Outstanding, September 30, 2005	8,796,393	$1.70
Granted	5,261,756	$1.75
Exercised	(913,596)	$1.18
Cancelled	(1,656,160)	$1.42

Outstanding, September 30, 2006	11,488,393	$1.58
Granted	23,291,849	$1.13
Exercised	(2,314,135)	$1.06
Cancelled	(17,000)	$1.00
OUTSTANDING, September 30, 2007	32,449,107	$1.30

EXERCISABLE, September 30, 2007	32,449,107	$1.30

Cash exercises:

The following table summarizes the warrant exercises for cash for the year ended September 30, 2007. Each warrant was exercised for cash for a like number of shares of common stock of the Company:

Warrant Series	# of exercises	Warrants exercised	Cash consideration	Exercise Price per share
Series S	6	1,110,000	$1,110,000	$1.00
Debenture $1.75 series	1	2,212	$3,097	$1.40
February, 2007 Convertible Notes	1	1,201,923	$1,334,135	$1.11
Total	8	2,314,135	$2,447,232	$1.06

Exercise for subscription note receivable:

On July 11, 2006 the holder of 300,000 “Red Guard” warrants to purchase a like number of shares for $1.26 per share submitted their warrants for exercise without cash payment. The holder of the warrants had made a legal claim prior to the exercise that the shares underlying the warrants were supposed to have been registered for resale as part of the terms of their issuance in September, 2001. In April, 2007 the registration statement covering these shares was declared effective. In September, 2007 the holder paid the Company $378,000 in cash and the Company released the shares. The shares had been included in the Company’s issued and outstanding figure for the year ending September 30, 2006.

During the year ended September 30, 2007 we issued the following warrants exercisable to purchase an equal number of shares of common stock of the Company:

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

In February, 2007, in conjunction with the issuance of our $22,825,000 convertible debt offering, we issued 10,973,585 warrants to purchase an equal number of shares of common stock at an exercise price of $1.13 per warrant. The fair value of the warrants of $0.4711 per warrant or $5,169,656 was incorporated into the beneficial conversion feature as debt discount against the convertible debentures as described in Note 4. We also issued 1,316,827 warrants with an exercise price of $1.04 per warrant to Capstone Investments as part of their placement fee which was valued at $0.4637 per warrant for $610,613. The fair value of both sets of warrants was incorporated into the debt discount to our convertible debentures as described in Note 4 and which will be amortized to interest expense over the life of the convertible debt. We valued the warrants using the Black Scholes option pricing model with a volatility of 90.5%, a risk free rate of 4.85%, a life of 3 years, a 0% dividend rate and a market price of $0.87 per share.

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

(5) The February, 2007 Debenture warrants had their price reset to $1.12 for the first PIPE and to $1.11 per warrant for the second. The combined difference in fair value was $0.00457 per warrant as a result of the exercise price changes and $52,600 was recorded as additional debt discount and will be amortized to interest expense through January, 2010, the due date of the convertible debentures.

(6) The February, 2007 Services warrants had their price reset to $1.03 per warrant. The difference in fair value of $0.0023 per warrant as a result of the exercise price change or $3,083 was recorded to additional debt discount.

(7) We reset the prices of our October, 2005 DIP warrants resulting in the issuance of 8,168 Series 1 and 7,600 of Series 2 warrants at $1.21 and $1.31 exercise prices respectively and repriced 988,366 and 995,601 warrants to $1.21 and $1.31 respectively. The fair value of the warrants issued was $0.3957 and $0.3651 per warrant for the $1.21 and $1.31 warrants respectively and the fair value difference for the repriced warrants was approximately $0.003 per warrant. The fair value of the dilution impact, consisting of was recorded to other expense during the quarter and nine months ended June 30, 2007.

(8) We issued additional 2006 Series A2 warrants and reset the price of previously existing Series A2 warrants. We recorded $64,280 to other expense during the quarter and nine months ended June 30, 2007 representing the fair value of the following: 1,417,793 warrants had their exercise price reset from $1.04 per warrant to $0.99 per warrant at a fair value difference of $0.0166 per warrant and 71,606 additional warrants were issued at $0.99 per warrant at a fair value of $0.5690 per warrant.

(9) The June, 2007 PIPE Series 1 warrants had their price reset to $1.39 per warrant. The difference in fair value of $0.0018 per warrant as a result of the exercise price change or $11,789 was recorded to other expense as a warrant modification.

The following table summarizes the warrants issued, outstanding, and exercisable as of September 30, 2007:

Warrant Series	Grant Date	Strike Price		Expiration Date	Warrants remaining	Proceeds if Exercised	Call feature
“December 2003”	Dec., 2003	$2.04		December, 2008	120,000	$ 244,800	(F)
August, 2004 Debenture warrants	Aug, 2004	$1.40	(A)	August, 2008	3,221,471	4,510,059	None
Debenture Amend	Nov, 2004	$1.40	(A)	November, 2008	1,083,592	1,517,029	None
Series T	Sept, 2004	$1.00		July, 2008	160,000	160,000	None
Series U	Sept, 2004	$1.83		August, 2008	512,362	937,622	(H)
October, 2005 DIP Series 1	Oct, 2005	$1.21	(B)	October, 2008	996,538	1,205,811	None
October, 2005 DIP Series 2	Oct, 2005	$1.31	(C)	October, 2008	1,003,207	1,314,201	None
2006 Series A1	Mar, 2006	$1.55		March, 2009	150,000	232,500	None
2006 Series A2	Mar, 2006	$0.99	(D)	March, 2009	1,489,399	1,474,505	None
2006 Series B	Various 2006	$2.00		May, 2009	2,191,466	4,382,932	(I)
2006 Series C	May, 2006	$1.25		December, 2009	200,000	250,000	None
2006 Series D	May, 2006	$1.50		December, 2009	200,000	300,000	None
2006 Series E	May, 2006	$1.75		December, 2009	200,000	350,000	None
2007 Series F	Nov, 2006	$1.10		November, 2009	220,000	242,000	None
2007 Convertible Debt	Feb, 2007	$1.11	(E)	February, 2010	9,771,662	10,846,545	None
2007 Convertible Debt Fees	Mar, 2007	$1.03	(E)	February, 2010	1,316,833	1,356,338	None
2007 Factoring	Mar, 2007	$1.06		February, 2009	1,800,000	1,908,000	None
June PIPE Series 1	Jun, 2007	$1.39	(E)	June, 2010	6,247,676	8,684,270	None
June PIPE Series 2	Jun, 2007	$1.40	(E)	June, 2010	1,564,901	2,190,862	None
Total					32,449,107	$42,107,474

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

(F) Callable if closing market price is 200% of strike price for 20 consecutive trading days

(G) Callable if closing market price is 300% of strike price for 5 consecutive trading days

(H) Callable if closing market price is 200% of strike price for one trading day

(I) Callable if trading price is greater than $2.50 for 10 consecutive days

STOCK OPTIONS

On May 15, 2001, TTC, a predecessor to the Company, established the 2001 Incentive Compensation Stock Option Plan (the "TTC Plan"). The TTC Plan was administered by the Company's Board of Directors. Under the TTC Plan, the Board had reserved 4,764,000 shares of common stock to support the underlying options which may be granted. As part of TTC's acquisition by the Company on November 3, 2001, the TTC Plan was terminated, and the options were converted into options to purchase shares of the Company’s common stock pursuant to the 2002 Non-Qualified Stock Compensation Plan (the "Stock Plan"). The number of shares reserved initially under the Stock Plan was 9,000,000. This number was increased to 14,000,000 on October 24, 2002 and increased to 24,000,000 on April 27, 2006.

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

The following table summarizes the Stock Plan stock option activity from the conversion of the Plan from September 30, 2004 through September 30, 2007.

	Number of Shares	Average Exercise Price
Outstanding, September 30, 2004	7,195,336	$0.37
Granted	775,000	$1.71
Exercised	(1,480,000)	$0.22
Cancelled	(322,400)	$2.15

Outstanding, September 30, 2005	6,167,936	$0.57
Granted	10,177,000	$1.01
Exercised	--	$--
Cancelled	(379,600)	$1.29

Outstanding, September 30, 2006	15,965,336	$0.83
Granted	3,972,000	$1.11
Exercised	1,133,066	$0.32
Cancelled	3,784,400	$1.04
Outstanding, September 30, 2007	15,019,870	$0.91

EXERCISABLE, September 30, 2007	7,293,366	$0.74

The weighted-average remaining contractual life of the options outstanding at September 30, 2007 was 4.3 years. The exercise prices of the options outstanding at September 30, 2007 ranged from $0.25 to $1.89, and information relating to these options is as follows:

Range of Exercise Prices	Stock Options Outstanding	Stock Options Exercisable	Weighted Average Remaining Contractual Life in years	Weighted Average Exercise Price of Options Outstanding	Weighted Average Exercise Price of Options Exercisable
$0.25-0.49	1,613,216	1,563,216	4.3	$0.29	$0.29
$0.50-$0.99	2,775,000	2,513,333	4.3	$0.59	$0.58
$1.00-$1.49	10,431,654	3,016,817	4.2	$1.08	$1.02
$1.50-$1.99	200,000	200,000	4.3	$1.89	$1.89
Total	15,019,870	7,293,366

NOTE 14 - EQUITY BASED COMPENSATION

On October 1, 2005, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” (SFAS No. 123R) which was issued in December 2004. SFAS No. 123R revises SFAS No. 123, “Accounting for Stock1Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations. SFAS No. 123R requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award. SFAS No. 123R also requires measurement of the cost of employee services received in exchange for an award based on the grant-date fair value of the award. SFAS No. 123R also amends SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as financing cash inflows, rather than as a reduction of taxes paid, which is included within operating cash flows. The Company adopted SFAS No. 123R using the modified prospective method. Accordingly, prior period amounts have not been restated. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.

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

Key assumptions used in valuing options issued in the years ending September 30, 2007, 2006, and 2005 are as follows:
Fiscal year ending September 30	Risk Free Rate	Volatility
2005	3.66-4.13%	73-106%
2006	4.36-4.95%	98-107%
2007	4.01-4.97%	88-98%

A dividend yield of 0% was used for all years and the life used was the expected life of the instrument issued.

Stock compensation included in the results of operations for the years ended September 30, 2007, 2006, and 2005 is as follows:

	Year ended	Year ended	Year ended
	September 30,	September 30,	September 30,
	2007	2006	2005
Cost of Products Sold	$77,057	$--	$--
Officer Compensation	873,351	189,245	--
Selling and marketing	532,957	21,259	--
Research and development	569,089	206,763	248,675
General and administrative	301,464	560,242	--
Totals	$2,353,918	$977,509	$248,675

As of September 30, 2007, there was $5.7 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements related to stock options consisting of $4.7 million related to employee grants and $1.0 million related to consultant and director grants. The costs are expected to be recognized over a weighted-average period of 2.8 years.

The fair value of the Company’s stock-based compensation was estimated at the date of grant using the Black-Scholes option-pricing model, assuming no dividends and using the valuation assumptions noted in the following table. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life (estimated period of time outstanding) of the stock options granted was estimated using the historical exercise behavior of employees and the option expiration date. Due to the lack of an efficient public market in the Company’s stock prior to 2003, the estimated volatility for option grants is the historical volatility for the shorter of a three year look back period or the equivalent look back period for the expected life of the grant. All volatility calculations were made on a daily basis. The Company has valued 2007 and 2006 grants using 3 year volatility and 2005 grants using 2 year volatility. Options granted from fiscal 2005 through fiscal 2007 used the following range of assumptions:

Expected term	2-5 years
Expected and weighted average volatility	99.43%
Risk-free rate	3.66-4.97%

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

Fair Value Disclosures - Prior to SFAS No. 123R Adoption

Before the adoption of SFAS No. 123R, the Company applied APB Opinion No. 25 to account for its stock-based awards. Under APB Opinion No. 25, the Company was not required to recognize compensation expense for the cost of employee stock options. Had the Company adopted SFAS No. 123 for fiscal 2005, the impact would have been as follows:

2005

Net loss, as reported	$(40,163,407)
Deduct total stock based employee compensation expense determined under fair value method for all awards	(1,500,568)

Net loss, pro forma	$(41,663,975)

Earnings per common share
Basic, as reported	$(0.35)
Basic, pro forma	$(0.36)
Diluted, as reported	$(0.35)
Diluted, pro forma	$(0.36)

NOTE 15 - INCOME TAXES

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate of 34% to pre-tax loss from operations as a result of the following:

	Year Ended September 30,
	2007			2006			2005
Statutory regular federal tax rate	$(14,390,000)	34.0%		$(9,741,000)	34.0%		$(13,656,000)	34.0%
Change in valuation allowance	16,067,000	(38.0%	)	9,694,000	(33.8%	)	16,585,000	(41.3%	)
State tax, net of federal benefit	(1,390,000)	3.3%		(1,690,000)	5.9%		(2,347,000)	5.8%
Convertible note exchanges	--	0.0%		1,219,000	(4.3%	)	--	0.0%
Other	(289,642)	0.7%		518,000	(1.8%	)	(582,000)	1.5%
Total	$2,642	0%		$--	0%		$--	0%

Net deferred tax assets comprised the following at September 30, 2007, 2006 and 2005:

	2007	2006	2005
Deferred tax assets

Net operating loss carry forwards and tax credits	$46,200,000	$31,608,000	$16,565,000
Accrued legal settlements	--	20,000	6,188,000
Warrants issued for services	(1,078,000)	6,312,000	4,071,000
SFAS 123R stock-based compensation	1,192,000	--	--
Asset reserves and provisions	6,030,000	5,134,000	1,174,000
Fixed assets	503,000	(376,000)	--
Capitalized intangible assets	(6,853,000)	(7,342,000)	--
Other	--	631,000	467,000
Less: Valuation allowance	$(45,994,000)	$(35,987,000)	$(28,463,000)
Net deferred tax assets	$--	$--	$--

The valuation allowance increased by $10.0 million and $7.5 million during 2007 and 2006, respectively. The increases were due to the full reservation of additional deferred tax assets, primarily the additional net operating loss carry forwards generated from the Company’s annual net losses.

In assessing the realizability of the net deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends upon either the generation of future taxable income during the periods in which those temporary differences become deductible or the carry back of losses to recover income taxes previously paid during the carry back period. As of September 30, 2007, the Company had provided a full valuation allowance to reduce net deferred tax assets.

As of September 30, 2007, the Company had net operating loss carry forwards for federal, state and foreign income tax purposes of approximately $86,660,000, $62,918,000, and $34,194,000 respectively. The net operating loss carry forwards begin expiring in 2020 and 2010, for the Federal and State NOLs.

NOTE 16 - COMMITMENTS AND CONTINGENCIES

LEASES

The company leases the following office and production space:

	Monthly rent	Expires
Irvine, CA, headquarters	$83,044	December, 2010
Office - Bartonville, TX	$3,000	November, 2007
Office and production - Lubeck, Germany	$15,231	June, 2008
Service and storage - Lubeck, Germany	$33,586	September, 2008

Monthly rents are listed in US Dollars at the September 30, 2007 exchange rate. The Irvine, California rent increases by $3,154 per month on each January 1 lease anniversary date.

The Company leases vehicles with minimum payments of approximately $3,035 per month. The vehicles leases expire through July, 2010.

Rent expense was $1,398,177, $972,010, and $1,082,945 for the years ended September 30, 2007, 2006, and 2005, respectively.

Future minimum operating lease payments at September 30, 2006 were as follows:

Year ending September 30,	Operating Leases

2008	$1,637,416
2009	1,114,705
2010	1,124,686
2011	292,378
2012	4,527
Thereafter	$--

In May 2004, the Company entered into a $500,000 sale leaseback of certain of its capital assets. Under the terms of the Master Lease Agreement the Company received $450,000 which was net of a 10% security deposit, and is to make payments of $16,441 per month for 36 months. At the end of the lease period, which ended during the current fiscal year on May 2007, the Company had the right to renew the lease for an additional 12 months, terminate and return the equipment or purchase the equipment at the greater of fair market value subject to a minimum of 10% and a maximum of 20% of the capitalized cost. The company recognized a gain in the amount of $59,045 from this transaction, deferred the gain and amortized the deferred gain to income over the period of the initial lease term. At the end of the lease term, the Company purchased the equipment for $217,425, capitalized the cost in June 2007, and is depreciating the asset over 12 months as allowed under generally accepted accounting principles.

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

Future minimum capital lease payments under the new leases at September 30, 2007 were as follows:

2008	$113,860
Total Payments	113,860
Less: Amounts representing interest	(4,839)
Fair Value of Capital Leases	109,021
Less Current Portion	(109,021)
Non Current Portion	$--

Property and equipment under capital leases consisted of the following at September 30, 2007:

Machinery and Equipment	$563,977
Accumulated Depreciation	(373,817)
Net Property and Equipment	$190,160

Depreciation expense recorded for assets recorded under capital leases was $369,274, $399,579 and $374,659 for the fiscal years 2007, 2006 and 2005, respectively.

PROFESSIONAL SERVICES AGREEMENTS

The Company and its DeWind, Inc and CTC Cable Corporation subsidiaries currently have one consulting agreement and two legal services agreements for professional services with entities affiliated with its director Michael McIntosh as follows:

The Company had contracts with two companies owned by its director, Michael McIntosh: a legal services agreement with The McIntosh Group (TMG) for legal and intellectual property services and a consulting agreement with Technology Management Advisors, LLC (TMA) for strategic business advisory services related to technology and international patent and intellectual property filings. The initial agreements were executed on March 1, 2002 for a term of three years and were renewed in March, 2005 for an additional three years expiring on February 29, 2008. Each contract provides for payment of service fees of $250,000 per annum plus out of pocket expenses.

On July 3, 2006 these agreements were cancelled and replaced with three agreements as follows:
•	An agreement between TMG and CTC Cable, a wholly owned subsidiary operating as the “cable” segment of the Company to provide legal and intellectual property services for that segment.
•	An agreement between TMG and EU Energy/DeWind, a wholly owned subsidiary operating as the “wind” segment of the Company to provide legal and intellectual property services for that segment.
•	An agreement between TMA and the Company to provide management services related to the Company’s technology protection and management.
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

In Fiscal 2007 the Company entered into a Patent License Agreement with GE Infrastructure Technology LLC and GE Infrastructure International Inc. (collectively “GE”) in which GE licensed certain patents related to wind turbines to DeWind. GE granted DeWind a non-exclusive license to make, use, sell, and service the D6 and D8 wind turbines and components in certain areas worldwide. Under the term of the agreement, DeWind is required to pay up front license fees for the use of the licensed patents. To date, DeWind has not paid for any up front fees and has not accrued a liability for any GE license fees.

NOTE 17 LITIGATION

The Company may be subject to litigation and legal claims activity in the normal course of business. Claims are assessed on a case by case basis under the guidelines of SFAS 5 as to the likelihood of loss and whether the claims are reasonably estimable. Claims that are determined to be probable and reasonably estimable are accrued for in the period in which the claims are determined to be probable and reasonably estimable.

Enable vs. Composite Technology Corporation

The Company has not recorded a loss claim for the Enable vs. Composite Technology Corporate case as described below since the claimed loss is neither probable nor reasonably estimable at this time. The claim is described below.

On May 11, 2007 Enable Growth Partners, Enable Opportunity Partners, and Pierce Diversified Strategy Master Fund (collectively “Enable”) filed a Complaint in the Supreme Court of the State of New York, County of New York, Index No. 601598/2007 (the “Claim”). Enable had previously invested $1,000,000 in the October, 2005 DIP financing and $1,000,000 in the March, 2006 Bridge Notes Financing. The Claim states that the Company failed to properly calculate the fair value of certain consideration that was given in September, 2006 as an inducement to convert the March, 2006 Bridge Notes of certain other investors. The Company represents that the market value on the date of the issuance of $1.06 was equal to the fair value of the consideration. Enable alleges that the fair value of the consideration was approximately $0.02 per share and thereby triggers additional anti-dilution protection for the warrants still held by the former convertible debt holders. If the Claim figure were to be upheld, a consideration of $0.02 per share would result in the required issuance of approximately 40,000,000 additional common shares and common share equivalents, representing approximately 20% of the current issued and outstanding share amount and further trigger additional anti-dilution for subsequent financing rounds resulting in further warrant price reductions and reductions of existing conversion prices for existing convertible debt. The Company believes the Claim has no merit and has not recorded a liability. The Company promptly filed a claim under its E&O insurance policy to cover potential damages and legal costs, retained legal counsel and intends to vigorously defend its position. On July 11, 2007 the Company filed a motion to dismiss the claim. On July 31, 2007 Enable filed an opposition to the motion to dismiss. On July 31, 2007 the Company received confirmation that the matter is covered under our primary E&O policy of $5,000,000. Coverage is subject to$200,000 retention for legal fees. Amounts in excess of this up to our policy limits are covered. On August 28, 2007 we requested a stay of discovery until oral arguments were hear on the motion to dismiss and this stay was granted on September 20, 2007. On November 7, 2007 oral arguments were heard on the motion to dismiss and the presiding judge reserved decision on the motion, extended our stay of discovery, and did not provide guidance on the timing of his decision regarding the motion to dismiss. No additional hearings are scheduled in this matter at this time.

FKI vs. DeWind; Brush vs. DeWind; DeWind vs. FKI

The Company has recorded a loss provision of 2.0 million Euros ($2.9 million at December 12, 2007 exchange rates) as of September 30, 2007 and expensed to bankruptcy and claims settlements in fiscal 2007 to reflect the summary judgment hearing results of December 7, 2007 for the combined FKI vs. DeWind and Brush vs. DeWind cases described below since these balances are . The Company has not recorded a gain contingency on the DeWind vs. FKI capital accounts litigation described below since the resolution of this matter is not probable nor reasonably estimable at this time.

On December, 7, 2007 a hearing was conducted to hear arguments on FKIs motion for summary judgment of their claims for the FKI bond calls described below in A.1 and the Brush claim described in B below. FKI received approval of a summary judgment on their positions consisting of a net judgment of 1,415,000 Euros on the FKI bond call claim and 650,000 Euros for the Brush claim plus net interest and costs of approximately 181,000 Euros for a total judgment of approximately 2,246,000 Euros ($3,290,000 at December 7, 2007 exchange rates). DeWind may either appeal the summary judgments within 28 days or is obligated to pay 50% of the balances due within 14 days of the date of the summary judgment. Subsequent to the hearing, FKI and DeWind agreed to meet in January, 2008 to resolve all differences related to the FKI bond claim, the Brush Claim, and the Capital Accounts claim. During the quarter ended September 30, 2007 DeWind accrued an additional 514,000 Euros in addition to the 1,500,000 Euros already accrued to reflect an additional estimate of the amounts payable under the FKI and Brush claims and recorded 232,000 Euros into the December, 2007 period expense. No amount was recorded related to the Capital Accounts counter-claim since it is not reasonably estimable at this time. DeWind is obligated to pay 50% of the summary judgment within 14 days of the summary judgment date or to file for an appeal within 28 days of the summary judgment date in which case a payment stay is in effect. We are also seeking a payment stay with FKI pending the January, 2008 settlement discussions with FKI relating to the German Capital account claim described in A.2 below.

On May 3, 2007,  the Company and certain of its wind segment subsidiaries (here referred to as “DeWind”) entered into a settlement agreement with FKI Engineering Ltd., FKI plc, and Brush Electrical Machines Ltd (collectively “FKI”) Under the terms of the agreement, the DeWind and FKI agreed to take all necessary steps to effect a stay of all of the disputes listed below in A and B. effective until September 15, 2007 or other such date as the parties agree to in writing in order to allow sufficient time to effect the settlement agreement.  As part of the settlement agreement, the parties have agreed to use their best efforts to cause or procure the auditors of a German subsidiary of the Company to complete their audit of such German subsidiary’s statutory accounts for the fiscal years ending March 31, 2003, 2004, and 2005. It is expected that as part of the process of the completion of such audits, the auditors will identify any issues relating to the capital reserve accounts of the German subsidiary that are the subject of the disputes listed in A.2 below and the counterclaim listed in A.1.b&c below.  The De Wind and FKI parties have further agreed as part of the settlement agreement that if further assurance is required on possible legal issues regarding the German subsidiary’s capital structure and / or in relation to payments made into and / or out of the capital reserve account, then, the legal counsel of DeWind and FKI shall meet with a view to preparing a mutually acceptable statement regarding the capital account or hire an independent reputable and suitably experienced German law firm to prepare the statement that sets out the capital reserve accounts issues.

The resolution of the capital reserve accounts issues is not reasonably estimable at this time and no contingent asset has been recorded to date for any future funds potentially receivable from FKI, if any, to resolve the capital reserve account issues.   Assuming De Wind’s satisfaction with the statement referred to above, in May, 2007, DeWind agreed to make payments totaling 1,500,000 Euros ($2,128,000 at September 30, 2007 exchange rates) in two equal installments, one within seven days after the agreed upon capital account statements have been issued and one 90 days after the first installment.   These payments shall serve to settle all remaining claims currently existing between FKI and DeWind.  In the event that the auditors cannot complete their audit due to issues relating to the capital account of the German subsidiary or in the event that no statement as referred to above, and if required, is forthcoming, then the payments referred to above will not be made and the German subsidiary will have to pursue litigation to correct discrepancies in its capital reserve accounts. During the quarter ended March 31, 2007, since the balance due was probable and reasonably estimable, the Company recorded a litigation settlement accrual under the guidance of SFAS 5 and expensed the accrual to other expense in the statement of operations of 1,452,000 Euros ($1,936,000 at March 31, 2007 exchange rates) to properly accrue for the settlement balance of 1,500,000 Euros. Between May, 2007 and November, 2007 work was performed on the statutory audits which have not been completed pending resolution of the capital accounts issue.

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

In respect of all claims mentioned, DeWind GmbH and DeWind Holdings Ltd. have filed their defense. The FKI Companies, in turn, have filed and served a Reply to Defense and a Defense to the counterclaim. From December 11, 2006 until December 13, 2006, an oral hearing was held in front of the English High Court regarding the competency of the English court to hear the cases. On January 25, 2007 the High Court rendered a judgment holding that it had competence to hear also the claim against DeWind GmbH. DeWind GmbH sought leave to appeal this decision and put its submissions in writing by February 8, 2007. The High Court furthermore held that DeWind GmbH had to pay a maximum of 90 % of FKI's costs of the application contesting jurisdiction. On December 7, 2007, a summary judgment was issued as described above.

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

The claim was filed based on a review of DeWind GmbH’s March 31, 2006 year end audit which indicated that FKI Engineering Ltd. as a former shareholder of DeWind GmbH had not duly paid capital reserves in the amount of the claim. The Company asserts that FKI either did not pay the capital reserves as in accordance with the Capital Reserve Agreement signed pursuant to the acquisition of DeWind by EU Energy in July, 2005 or had, after receipt of money by DeWind GmbH, immediately claimed the funds back on the grounds of undefined loans. Such practices are illegal under German law. The Company further asserts that loan contracts of this magnitude were never concluded between DeWind GmbH and FKI Engineering Ltd. On September 12, 2006 FKI Engineering Ltd. filed its acknowledgement of defense and filed its detailed statement of defense during the quarter ended March 31, 2007. Settlement discussions were held in November, 2007 and are scheduled to continue in January, 2008. A hearing is scheduled for February, 2008.

B.  Brush Electrical Machines Ltd. v. DeWind GmbH

On October 6, 2006, Brush Electrical Machines Ltd., an FKI Engineering Ltd. affiliate, served a notice of an action with the High Court of Justice, Queen’s Bench Division, Commercial Court, Royal Court of Justice   in England on DeWind GmbH. According to this notice of action, Brush is claiming payment of an amount of GBP 692,438 (approximately $1.36 million at December 31, 2006 exchange rates) from DeWind GmbH. The claim is based on an alleged breach of contract with regard to an agreement between the parties dated 30 June 2005 concerning the asset transfer to DeWind GmbH resulting from the sale of DeWind UK by agreement dated July 4, 2005 and/or a further agreement concluded on 13 July 2005. The Company received the particulars of this claim on November 24, 2006. On January 11, 2007 DeWind GmbH filed its defense and a contingent counterclaim for damages. In the defense, DeWind GmbH admitted to owe an amount of at least € 143,000 ($184,755) to Brush and paid this sum in January, 2007. On December 7, 2007, a summary judgment was issued as described above.

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

DeWind Availability penalty litigation and claims:

In the ordinary course of business, the DeWind turbines installed in Europe are subject to availability claims made by customers. These claims are evaluated as to their validity, frequently disputed as to their validity by DeWind, and eventually resolved either through negotiation, arbitration, or legal activity. The claims are assessed during the course of our accrual for our availability penalties and our estimate of the eventual availability payments are accrued for within the warranty accrual balances on our consolidated balance sheets. Expenses related to such penalties are expensed to cost of sales – service.

As of September 30, 2007 one customer has made disputed claims totaling 1.6 million Euros ($2.4 million at December 12, 2007 exchange rates) and is expected to make additional disputed claims of up to 1.0 million Euros ($1.5 million) for a total of 2.6 million Euros ($3.9 million). We have recorded accrued availability claims of 1.8 million Euros ($2.7 million) which represents our estimate of the amount expected to be resolved.

NOTE 18 - RELATED PARTY TRANSACTIONS

In May, 2005, the Company received $100,000 in cash from one of its Directors as an advance payment for sublease rents on approximately 2,100 square feet of the Company's headquarters facility. The sublease agreement is for three years and terminates in 2008. The balance is shown as "due to affiliate" on the balance sheet. The Company reduced operating expenses by $38,880 during fiscal 2007 as a result of this transaction. As of September 30, 2007, $19,440 remained as a due to affiliate on the balance sheet, included in accounts payable.

During fiscal 2006, the Company received $62,000 in cash from its CEO and Chairman of the Board of Directors in anticipation of the exercise of an option granted in 2001. Pursuant to company policy, the Compensation Committee of the Board of Directors must approve all option exercises by company executives. Prior to the meeting of the Compensation Committee, Mr. Wilcoxon wished to rescind his option exercise, and the balance was repaid to Mr. Wilcoxon in February 2007.

The Company and its DeWind, Inc and CTC Cable Corporation subsidiaries currently have one consulting agreement and two legal services agreements for professional services with entities affiliated with its director Michael McIntosh as follows:

The Company had contracts with two companies owned by its director, Michael McIntosh: a legal services agreement with The McIntosh Group (TMG) for legal and intellectual property services and a consulting agreement with Technology Management Advisors, LLC (TMA) for strategic business advisory services related to technology and international patent and intellectual property filings. The initial agreements were executed on March 1, 2002 for a term of three years and were renewed in March, 2005 for an additional three years expiring on February 29, 2008. Each contract provides for payment of service fees of $250,000 per annum plus out of pocket expenses. The contracts expire on February 29, 2008.

On July 3, 2006 these agreements were cancelled and replaced with three agreements as follows:
•	An agreement between TMG and CTC Cable, a wholly owned subsidiary operating as the “cable” segment of the Company to provide legal and intellectual property services for that segment.
•	An agreement between TMG and EU Energy, a wholly owned subsidiary operating as the “wind” segment of the Company to provide legal and intellectual property services for that segment.
•	An agreement between TMA and the Company to provide management services related to the Company’s technology protection and management.
Each of these agreements is for $250,000 per year, payable in equal installments at the beginning of each calendar month. Each Agreement will terminate on July 3, 2009, provided that it may be terminated at the end of each anniversary of its effective date upon 90 days prior written notice to the other party.

For the fiscal year ended September 30, 2007 we recorded fees of $250,000 and patent filing fees of $106,107 for TMG, and fees of $250,000 and incidental expenses of $69,500 for TMA. All of these expenses were recorded to Research and Development expense.

In November, 2005 we issued 73,961 shares of the Company’s common stock to Michael McIntosh, registered under Section 1145 of the Bankruptcy Code for payment of $131,577 outstanding to TMA and TMG and applied this balance for work performed through September 30, 2005.

As of September 30, 2007 the Company had outstanding balances due to TMA and TMG of $27,748 and $34,404 respectively, included in accounts payable.

NOTE 19 - SEGMENT INFORMATION

The Company conducts its operations in the following two business segments: CTC Cable Segment and DeWind Turbine Segment. The segments have been organized on the basis of products. All of each segment’s product revenues relate to external customers. Corporate balances represent corporate expenses and corporate cash reserves. See also the analysis in Item 7 Management Discussion and Analysis.

CTC Cable Segment
Located in Irvine, California with sales operations in Dallas, Lubeck, Germany, and Shanghai, China, the CTC Cable segment produces and sells ACCC conductor and related ACCC hardware products for the electrical transmission market. ACCC conductor production is a two step process. The Irvine operations produce the high strength, light weight composite “core” (ACCC core) which is then shipped to one of three cable manufacturers in Canada, Belgium, or Bahrain where the core is stranded with conductive aluminum wire to become ACCC conductor. ACCC conductor is sold both through a distribution agreement with General Cable in the US and Canada, into China through our distribution agreement with Jiangsu Far East, as well as directly by CTC Cable to utility customers worldwide. ACCC conductor has been sold commercially since 2005 and is currently marketed worldwide to electrical utilities and transmission companies.

DeWind Segment
The DeWind segment operates under the brand name DeWind, which has manufactured and sold wind turbines since 1995 from Lubeck Germany. Currently, DeWind is operated from the Company’s Irvine offices with sales operations in Dallas, Texas and Lubeck, Germany along with Engineering and R&D operations in Lubeck, Germany. The DeWind segment produces, services, and sells DeWind turbines in the 1.25 and 2.0 Megawatt range worldwide. We acquired DeWind during the EU Energy acquisition on July 3, 2006. Accordingly, we have incorporated DeWind’s operations into our financial results since that date.

The accounting policies of the reportable segments are the same as those described in Note 1. The Company evaluates the performance of its operating segments primarily based on revenues and operating income. Prior to June 30, 2006, the Company operated under one segment and allocated all corporate costs to the CTC Cable Segment. For consistency of presentation, corporate costs are reflected in the CTC Cable Segment for fiscal years 2007 and 2006.

Segment information for the years ended September 30, 2007, 2006, and 2005 is as follows:

	Corporate	Cable	Turbine	Total
2007:
Revenues	$—	$16,008,198	$24,770,268	$40,778,466
Operating loss	(6,291,640)	(4,071,205)	(23,279,009)	(33,641,854)
Total assets	16,606,372	24,718,461	90,922,817	132,247,650
Goodwill	—	—	24,218,539	24,218,539
Capital expenditures	—	(504,989)	(4,927,082)	(5, 432,071)
Depreciation & amortization	—	798,821	2,344,613	3,143,434

2006:
Revenues	$—	$3,554,436	$6,580,878	$10,135,314
Operating loss	(5,534,962)	(7,582,249)	(4,861,377)	(17,978,588)
Total assets	186,616	6,557,537	89,508,671	96,252,824
Goodwill	—	—	25,469,000	25,469,000
Capital expenditures	—	(467,049)	(60,317)	(527,366)
Depreciation & amortization	—	793,219	558,325	1,351,544
2005:
Revenues	—	1,008,970	—	1,008,970
Operating loss	—	(16,704,881)	—	(16,704,881)
Total assets	—	5,711,315	—	5,711,315
Goodwill	—	—	—	—
Capital expenditures	—	(1,833,052)	—	(1,833,052)
Depreciation & amortization	—	559,084	—	559,084

Prior to fiscal 2006, Corporate and Cable assets and losses were not tracked separately. All fiscal 2005 assets and losses are included in the Cable segment.

The following Unaudited Pro-forma Segment information for the years ended September 30, 2006 and 2005 is provided to show the effect if the operating results of DeWind had been included from the beginning of fiscal 2005:
	Cable
	& Corporate	Turbine	Total
2006:
Revenues	$3,554,436	$32,137,022	$35,691,458
Operating loss	(13,117,212)	(16,198,838)	(29,316,050)
Total assets	6,744,153	89,508,671	96,252,824
Goodwill	--	25,469,000	25,469,000
Capital expenditures	467,049	600,217	1,067,266
Depreciation & amortization	793,219	1,092,769	1,885,988
2005:
Product Revenues	1,008,970	6,678,653	7,687,623
Operating loss	(16,704,881)	(4,420,057)	(21,124,938)
Total assets	5,711,315	97,070,277	102,781,592
Goodwill	—	25,469,000	25,469,000
Capital expenditures	1,833,052	483,521	2,316,573
Depreciation & amortization	559,084	385,322	944,406

NOTE 20- VARIABLE INTEREST ENTITY (VIE)

On October 1, 2006 the Company’s wholly owned subsidiary, EU Energy Service GmbH (EUES) entered into a recapitalization arrangement whereby 50% of the voting stock of EUES was sold to Enertrag Ag, a turbine service customer of EUES and a new entity was created, called E Service. The new entity will function to service and maintain the combined installed turbines of DeWind in Europe and the turbine farms operated by Enertrag in Europe, primarily in Germany and Austria. The resulting combined operation increased the number of turbines serviced by EUES prior to the agreement to over 900 turbines and was undertaken to increase the profitability of the turbine servicing of EUES and reduce the turbine service costs of Enertrag. The new entity was operated under joint control of both Enertrag and DeWind executives during the quarter ended December 31, 2006. Since the Company was considered to be the primary beneficiary of the VIE, during the quarter ended December 31, 2006, we had consolidated the assets and liabilities in our December 31, 2006 balance sheet and included the revenues and expenses in our statement of operations from October 1, 2006 through January 19, 2007. We allocated $931,695 of our acquired goodwill to the service organization.

On January 19, 2007, an amendment was ratified on the original agreement dated October 1, 2006. The January 19, 2007 amendment called for an immediate need to invest additional cash into E Service of 4,950,000 Euros ($6,600,000 at June 30, 2007 exchange rates). During this recapitalization, the share capital of the Company’s investment in E Service decreased from 50% to 24.9% and under the January, 2007 amendment we were required to invest 1,232,550 Euros ($1,595,782 at January 19, 2007 exchange rates). Subsequent to January 25, 2007 we amended the recapitalization agreement to require only the investment of 224,000 Euros ($290,013 at January 19, 2007 exchange rates). The Company has concluded that accounting for E Service as a VIE is no longer required since the Company is no longer the primary beneficiary. As a result, for the period beginning January 19, 2007 and ending September 30, 2007 we have not included the revenues and expenses in our statement of operations and we have not included the assets and liabilities in our balance sheet. The Company has accounted for our investment in E Service for the year ended September 30, 2007 under the equity method of accounting, which requires us to recognize to adjust our investment each quarter to reflect our ownership share of the operating income or loss of the investment. We have eliminated all inter company profits related to our investment in this entity for the quarter ended September 30, 2007 and we have shown the carrying value of our investment of $2,109,394 as an asset on our balance sheet as of September 30, 2007.

As of September 30, 2007, the Company’s maximum exposure to loss is limited to the investment balance of $2,109,394. We have amounts payable to the entity of approximately $1,829,081 and which are included in Accounts Payable in the September 30, 2007 balance sheet. Excluding the September, 2007 balance due to the entity, no creditors or beneficial interest holders have any recourse to the general credit of the Company as a result of this variable interest entity.

NOTE 21 - SUBSEQUENT EVENTS

On October 8, 2007 the Company issued 1,677,185 shares of common stock for the conversion of $1,727,500 of convertible debt at a conversion price of $1.03 per share.

On December 4, 2007 the Company conducted a special shareholders meeting. At this meeting, the shareholders approved a proposed amendment to the Company’s Articles of Incorporation to increase the authorized shares from 300,000,000 to 600,000,000 shares. On December 12, 2007 the Company filed the amendment to the Company’s Articles of Incorporation to increase the authorized shares with the State of Nevada.

On December 7, 2007 a summary judgment was handed down on the FKI litigation as discussed in Note 17.

On December 12, 2007 the Company issued 3,161,423 shares of the Company’s common stock for the cash exercise of a like number of common stock warrants at exercise prices of $1.11 and $1.39 per warrant. We received cash totaling $3,721,301 for the combination of these two exercises.

Between October 1, 2007 and December 12, 2007 the Company saw the continued depreciation of our reporting currency, the US Dollar, against the functional currency of our European operations, the Euro. The exchange rate of the USD to the Euro increased from $1.4186 to $1.4706 or 3.67%. If the December 12, 2007 rate were applied to our Euro denominated balances as of September 30, 2007 this would result in an increase of the recorded value of our year end assets of $2.8 million, and increase the recorded value of our liabilities by $3.5 million for a net foreign exchange loss of $0.7 million.

Between October 1, 2007 and December 12, 2007, the company granted a total of 3,745,000 options to purchase common stock to one director and 74 employees at exercise prices ranging between $1.74 and $2.09. The options vest over a period of three to five years based on service with initial vesting occurring after 6 months for five year vesting options and one year for three year vesting options. No executive officers were granted options during this time frame.

NOTE 22 - SUPPLEMENTAL FINANCIAL INFORMATION

Supplemental Quarterly Financial Information (unaudited)

Fiscal year ended September 30, 2006	December 31	March 31	June 30	September 30
Revenue	$572,892	$1,030,528	$1,785,420	$6,746,474
Gross profit (Loss)	251,426	53,416	533,217	(1,081,784)
Loss before income taxes	(7,233,302)	(6,517,597)	(4,205,944)	(10,562,093)
Net loss	(7,234,902)	(6,518,653)	(4,205,944)	(10,563,693)
Basic and diluted net loss per share	$(0.06)	$(0.05)	$(0.03)	$(0.06)

Fiscal year ended September 30, 2007	December 31	March 31	June 30	September 30
Revenue	$13,032,728	$8,408,433	$12,902,201	$6,435,104
Gross profit (Loss)	1,253,738	(213,735)	544,910	(3,727,179)
Loss before income taxes	(6,909,210)	(11,071,603)	(8,215,280)	(18,344,533)
Net loss	(6,949,324)	(11,073,203)	(8,123,599)	(18,337,356)
Basic and diluted net loss per share	$(0.04)	$(0.06)	$(0.04)	$(0.09)

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at beginning of year	Reserves Acquired		Additions charged to costs and expenses	Payment or utilization,	Balance at end of year

FY2007
Allowance for doubtful accounts (current)	$2,500,000			$$595,980	$(2,500,000)	$595,980
Inventory reserve	258,378			1,236,666	-	1,495,044
Warranty reserve	14,654,204			8,648,542	(7,487,281)	15,815,465

FY2006
Allowance for doubtful accounts (current)	$2,500,000	$		$-	$-	$2,500,000
Inventory reserve	234,673			23,705	-	258,378
Warranty reserve	-		14,654,204	-	-	14,654,204

FY2005
Allowance for doubtful accounts (current)	$-		$-	$2,500,000	$-	$2,500,000
Inventory reserve	-		-	234,673	-	234,673
Warranty reserve	-		-	-	-	-

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

A material weakness is a control deficiency (within the meaning of PCAOB Auditing Standard No. 5), or combination of control deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions.

Fiscal 2007 Assessment.

During management's review of our internal control structure under Sarbanes-Oxley section 404, for the fiscal year ending September 30, 2007, we determined the following to be material weaknesses:

Entity level Processes and weaknesses. As of September 30, 2007, the following material weaknesses existed related to general processes and weaknesses for the entity taken as a whole:

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

Information Technology Controls (ITCs). ITCs are policies and procedures that relate to many applications and support the effective functioning of application controls by helping to ensure the continued proper operation of information systems. Information Technology General Controls (ITGC's) include four basic information technology (IT) areas relevant to internal control over financial reporting: program development, program changes, computer operations, and access to programs and data. As of September 30, 2007, a material weakness existed relating to our information technology general controls, including ineffective controls relating to:

o Access to programs and data including (1) user administration, (2) application and system configurations, and (3) periodic user access validation

Inventory Process. As of September 30, 2007, the following material weaknesses existed related to ineffective controls over our inventory process:

o Perpetual Inventory records: Ineffective controls to (a) accurately record turbine parts and conductor raw materials inventory moved out of inventory stores and into service use or manufacturing production and later into finished goods, (b) accurately record manufacturing variances and (c) accurately monitor offsite inventories.

o During our 2007 assessment, we noted that there were insufficient cycle counts of Turbine related parts for our Interim Reporting Periods.

Procure to Pay process. During our fiscal 2007 assessment of the Company’s procure to pay (cash payments and disbursements) cycle, we determined that there were numerous significant control deficiencies relating primarily to inventory purchasing and related purchasing and payable system control deficiencies. If assessed on an individual basis, none of these deficiencies were determined to be material weaknesses. However, taken in the aggregate we believe the following constitute a material weakness:

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

Weaknesses specific to our DeWind subsidiary:

During our 2007 assessment, we determined that we did not have a sufficient number of accounting personnel trained in US Generally Accepted Accounting Principles working in our DeWind subsidiary.

We also determined that there were several instances during fiscal 2007 where information relating to key turbine warranty and turbine service related accounting information and operations issues were not communicated to management and finance staff on a timely basis, in a consistent report format, or incorrectly that resulted in the over reliance on high level detective controls and which may result in future material misstatements or a delay in timely financial reporting if not remedied. The issues primarily related to the turbine service and related operations personnel and the service personnel employed by the E Services entity.

Changes in Internal Control over Financial Reporting

Throughout fiscal 2007, in addition to addressing the control weaknesses identified in the US operations in 2006, we completed the evaluation of the DeWind controls in fiscal 2007 and we identified additional control weaknesses related to the DeWind processes. The nature of the control weaknesses were generally categorized as relating to the management and tracking of turbine parts and turbine component inventory and the related controls over purchasing and procurement of these inventories and information technology used to manage these inventories as described below.

During the year, we engaged the services of an ex-Big 4 accounting specialist with US GAAP and accounting process experience to review the processes related to DeWind’s revenue recognition, inventory, accounts receivables, and product warranty liability balances. In addition, this consultant assisted with the required disclosure requirements related to operational activity subsequent to the acquisition and related to this 10-K document. We relied on this specialist to supplement our European personnel’s accounting skills. We also engaged the services of additional personnel with Sarbanes-Oxley experience to assist us in our assessment of the DeWind internal control structure.

During fiscal 2007, two events transpired that will impact our internal control structure for future periods.

In October, 2006 we sold 50% of our ownership of the service business of DeWind. With the further sale of another 25.1% of the service business in January, 2007, the service entity’s accounting and internal control structure came under the control of our partner, Enertrag. As such, we have excluded the service entity from the scope of our internal control assessment.

In the fourth fiscal quarter of 2007, we began to transition the supply chain of our turbine assembly and parts procurement to our TECO partner. TECO has a much more robust and mature supply chain with extensive and systematic controls and processes that are superior to our internal controls in place with our German supply chain. We expect that this transition will be completed in fiscal 2008 and will substantially reduce the material weaknesses in the turbine inventory, turbine parts procurement, and related informational technology systems.

During the year, we also continued to improve the US internal controls. We hired additional experienced accounting and finance staff including a Chief Financial Officer and a new Corporate Controller as well as additional supporting accounting staff. We implemented additional review procedures of complex transactions and established and enforced additional policies and procedures. In September, 2007 we began phase one of a three phase informational technology upgrade designed to improve the systematic controls surrounding our ACCC cable production, materials sourcing, and inventory tracking. We expect the IT enhancements to continue through the third quarter of fiscal 2008. Finally, in October, 2007, subsequent to year end, we appointed an additional independent director who will also serve on the audit committee and compensation committees.

Management believes that our controls and procedures will continue to improve as a result of the further implementation of these measures.

The Company's management has identified the steps necessary to address the material weaknesses existing in 2007 described above, as follows:

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

(6) Evaluating the internal audit function in relation to the Company's financial resources and requirements. We expect to pursue a strategy of outsourcing our internal audit function in fiscal 2008.

(7) Continue the work in progress on the Information Technology initiatives begun in the last fiscal quarter of 2007 including the enhancements of the ACCC Cable inventory systems and the transition of the DeWind turbine inventory systems to our TECO partner

(8) Continue the enhancement of the DeWind accounting and financial systems.

(9) Conduct cycle counts of turbine related inventories.

The Company began to execute the remediation plans identified above in the first fiscal quarter of 2008.

Except for the inclusion of our DeWind operations and except for the sale of 75.1% of our service entity, there was no change in our internal control over financial reporting during the year ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than the remediation measures which are described above.

Singer Lewak Greenbaum and Goldstein LLP, the Company’s independent registered public accounting firm, has issued an opinion on the Company’s internal control over financial reporting. This opinion appears in the Report of Independent Registered Public Accounting Firm on page 46 of this annual report on Form 10-K.

Evaluation of Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer/ and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of September 30, 2006 and 2007 because of the material weaknesses identified above.

ITEM 9B - OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 of Form 10-K is incorporated by reference from the information contained in the sections captioned "DIRECTORS AND EXECUTIVE OFFICERS", "CORPORATE GOVERNANCE" and "SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" in the Proxy Statement that will be delivered to our shareholders in connection with our March 4, 2008 Annual Meeting of Shareholders.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K is incorporated by reference from the information contained in the section captioned "EXECUTIVE COMPENSATION: COMPENSATION DISCUSSION AND ANALYSIS" in the Proxy Statement that will be delivered to our shareholders in connection with our March 4, 2008 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of Form 10-K is incorporated by reference from the information contained in the section captioned "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS" in the Proxy Statement that will be delivered to our shareholders in connection with our March 4, 2008 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information, if any, required by Item 13 of Form 10-K is incorporated by reference from the information contained in the sections captioned "CORPORATE GOVERNANCE" and "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" in the Proxy Statement that will be delivered to our shareholders in connection with our March 4, 2008 Annual Meeting of Shareholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 of Form 10-K is incorporated by reference from the information contained in the section captioned "INDEPENDENT ACCOUNTANTS" in the Proxy Statement that will be delivered to our shareholders in connection with our March 4, 2008 Annual Meeting of Shareholders.

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

COMPOSITE TECHNOLOGY CORPORATION

By: /s/ Benton H Wilcoxon Benton H Wilcoxon Chief Executive Officer Dated: December 14, 2007 By: /s/ Domonic J. Carney Domonic J. Carney Chief Financial Officer Dated: December 14, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Benton H Wilcoxon

Benton H Wilcoxon
Chief Executive Officer and
Chairman
(Principle Executive Officer)

Dated: December 14, 2007

/s/ Domonic J. Carney
Domonic J. Carney
Chief Financial Officer
(Principle Financial and
Accounting Officer)

/s/ D. Dean McCormick III

D. Dean McCormick III
Director

Dated: December 14, 2007

/s/ Michael D. McIntosh

Michael D. McIntosh
Director

Dated: December 14, 2007

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

10.4(10)
Modification of Agreement dated September 27, 2006 by and among Enertrag and the Registrant’s wholly owned subsidiary DeWind Turbines regarding E. Service GmbH dated as of January 19, 2007. (English translation)

10.5(11)	Distribution Agreement by and between the Registrant’s wholly owned subsidiary CTC Cable Corporation and Far East Composite Technology Company dated as of January 30, 2007

10.6(12)	Securities Purchase Agreement dated as of February 12, 2007 by and among the Registrant and the investors set forth therein

10.7(12)	Form of Senior Convertible Debenture

10.8(12)	Form of Warrant

10.9(12)	Registration Rights Agreement dated as of February 12, 2007 by and among the Registrant and the investors set forth therein

10.10(16)	Consulting Agreement dated as of April 1, 2007 between the Registrant and Michael Porter. Appointment of Officers.

10.11(17)
Settlement agreement dated as of May 3, 2007 between DeWind GmbH and De Wind Holdings Limited, each subsidiaries of EU Energy Ltd. which was acquired by the Registrant in July 2006 and FKI plc, FKI Engineering Limited, and Brush Electrical Machines Limited

10.12(18)	Securities Purchase Agreement dated as of June 11, 2007 by and among the Registrant and the investors set forth therein

10.13(18)	Form of Warrant

10.14(18)	Registration Rights Agreement dated as of June 11, 2007 by and among the Registrant and the investors set forth therein

10.15(19)	Securities Purchase Agreement dated as of June 18, 2007 by and among the Registrant and the other parties listed therein

10.16(19)	Form of Warrant

10.17(19)	Registration Rights Agreement dated as of June 18, 2007 by and among the Registrant and the other parties listed therein

10.18(19)	Wind Turbine Agreement, dated as of June 15, 2007, by and between DeWind, Inc. and Enerserve Limited.

10.19(20)	Letter Agreement dated as of October 31, 2007 between the Registrant and John P Mitola

10.20(20)	Option Agreement dated as of October 31, 2007 between the Registrant and John P Mitola

10.21(21)	Factoring agreement by and between the Registrant and Bradley Rotter dated as of December 31, 2006

14(8)	Code of Ethics.

21(12)	Subsidiaries of the Registrant.

23.1(13)	Consent of Independent Registered Public Accounting Firm.

31.1(13)	Rule 13a-14(a) / 15d-14(a)(4) Certification of Chief Executive Officer

31.2(13)	Rule 13a-14(a) / 15d-14(a)(4) Certification of Chief Financial Officer

32.1(13)	Section 1350 Certification of Chief Executive Officer

32.2(13)	Section 1350 Certification of Chief Financial Officer

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

(8) Incorporated herein by reference to Form 10-K filed with the U.S. Securities and Exchange Commission on December 13, 2005.

(9) Incorporated herein by reference to Form 8-K filed with the U.S. Securities and Exchange Commission on January 12, 2007.

(10) Incorporated herein by reference to Form 8-K filed with the U.S. Securities and Exchange Commission on January 25, 2007.

(11) Incorporated herein by reference to Form 8-K filed with the U.S. Securities and Exchange Commission on February 2, 2007.

(12) Incorporated herein by reference to Form 8-K filed with the U.S. Securities and Exchange Commission on February 13, 2007.

(13) Filed herewith.

(14) Incorporated herein by reference to Form 8-K filed with the U.S. Securities and Exchange Commission on February 27, 2007.

(15) Incorporated herein by reference to Form 8-K filed with the U.S. Securities and Exchange Commission on April 3, 2007.

(16) Incorporated herein by reference to Form 8-K filed with the U.S. Securities and Exchange Commission on April 10, 2007.

(17) Incorporated herein by reference to Form 8-K filed with the U.S. Securities and Exchange Commission on May 9, 2007.

(18) Incorporated herein by reference to Form 8-K filed with the U.S. Securities and Exchange Commission on June 14, 2007.

(19) Incorporated herein by reference to Form 8-K filed with the U.S. Securities and Exchange Commission on June 21, 2007.

(20) Incorporated herein by reference to Form 8-K filed with the U.S. Securities and Exchange Commission on November 6, 2007.

(21) Incorporated herein by reference to Form 10-Q filed with the U.S. Securities and Exchange Commission on February 14, 2007.