Form 10-Q
period 2007-12-31
COMPOSITE TECHNOLOGY CORP
filed 2008-02-11
CIK 317477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of: February 11, 2008

CLASS	NUMBER OF SHARES OUTSTANDING
Common Stock, par value $0.001 per share	226,156,958 shares

COMPOSITE TECHNOLOGY CORPORATION
Form 10-Q for the Quarter ended December 31, 2007

ITEM 1

PART 1 - FINANCIAL STATEMENTS
COMPOSITE TECHNOLOGY CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2007	September 30, 2007
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$11,563,536	$22,656,834
Restricted Cash	200,000	—
Accounts Receivable, current, net	10,652,526	7,808,986
Inventory, net	35,335,652	25,701,855
Advanced Payments on Inventory	10,333,017	12,893,507
Prepaid Expenses and Other Current Assets	3,900,287	3,242,234

Total Current Assets	71,985,018	72,303,416

Long Term Trade Receivables	2,904,940	2,809,558
Investment in Unconsolidated Subsidiary	2,114,252	2,109,394
Property and Equipment, net	8,670,399	7,942,677
Goodwill and Intangible Assets	46,366,095	46,777,139
Other Assets	230,980	305,466
TOTAL ASSETS	$132,271,684	$132,247,650

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable and Other Accrued Liabilities	$22,040,065	$20,645,794
Deferred Revenues and Customer Advances	36,437,556	35,581,067
Warranty Provision	13,710,001	12,522,837
Lease Obligation - Current	70,305	109,021
Total Current Liabilities	72,257,927	68,858,719

LONG TERM LIABILITIES
Long Term Portion of Deferred Revenues	942,984	1,136,404
Long-Term Portion of Warranty Provision	3,040,261	3,292,628
Convertible Notes - Long-Term	8,203,985	9,247,453
Total Long-Term Liabilities	12,187,230	13,676,485
Total Liabilities	84,445,157	82,535,204

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Common Stock, $.001 par value 300,000,000 shares authorized 226,156,958 (unaudited) and 221,308,530 issued and outstanding	226,156	221,308
Additional Paid-in Capital	195,276,577	189,604,754
Accumulated Deficit	(146,980,261)	(139,609,437)
Accumulated Other Comprehensive Loss	(695,945)	(504,179)
Total Shareholders’ Equity	47,826,527	49,712,446
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$132,271,684	$132,247,650

The accompanying notes are an integral part of these financial statements

COMPOSITE TECHNOLOGY CORPORATION
AND SUBSIDIARIES
CONDENSED, CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006

	Three Months ended December 31, 2007	Three Months ended December 31, 2006
	(unaudited)	(unaudited)
Revenue:
Product Revenue	$17,591,308	$8,038,533
Service Revenue	594,726	4,994,195
Total Revenue	18,186,034	13,032,728

Cost of Product Revenue	13,624,536	7,497,416
Cost of Service Revenue	1,917,418	5,313,514
Gross Profit	2,644,080	221,798

OPERATING EXPENSES
Officer compensation	254,423	247,694
General and administrative	3,267,467	3,711,047
Research and development	3,146,529	1,427,749
Sales and Marketing	1,177,050	861,505
Depreciation & Amortization	879,715	772,306
Total operating expenses	8,725,184	7,020,301
LOSS FROM OPERATIONS	(6,081,104)	(6,798,503)

OTHER INCOME /(EXPENSE)
Interest expense	(968,107)	(391,582)
Interest income	84,673	70,803
Other income	—	210,072
Litigation expense related to acquired entity	(342,346)	—
Loss in Unconsolidated Subsidiary	(56,514)	—
Total other income/(expense)	(1,282,294)	(110,707)

Loss before Income Taxes and Minority Interest	(7,363,398)	(6,909,210)

Income Taxes	7,426	50,833

NET LOSS BEFORE MINORITY INTEREST	(7,370,824)	(6,960,043)

Minority Interest in Consolidated Subsidiary	—	(10,719)

NET LOSS	(7,370,824)	(6,949,324)

OTHER COMPREHENSIVE INCOME/(LOSS)
Foreign Currency Translation Adjustment, net of tax of $0 and $0	(191,766)	76,656
COMPREHENSIVE LOSS	$(7,562,590)	$(6,872,668)

BASIC AND DILUTED LOSS PER SHARE	$(0.03)	$(0.04)

TOTAL BASIC AND DILUTED LOSS PER SHARE AVAILABLE TO COMMON SHAREHOLDERS	$(0.03)	$(0.04)

WEIGHT-AVERAGE COMMON SHARES OUTSTANDING	223,566,431	178,769,958

The accompanying notes are an integral part of these financial statements.

COMPOSITE TECHNOLOGY CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006

	For the Three Months ending Dec. 31, 2007	For the Three Months ending Dec. 31, 2006
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
NET LOSS	$(7,370,824)	$(6,949,324)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest amortization related to detachable warrants and fixed conversion features	684,032	—
Depreciation & Amortization	879,715	772,306
Expense related to fair value of vested options	216,269	132,418
Amortization of prepaid expenses paid in stock	129,030	129,369
Imputed Interest Expense - unissued warrants	—	95,115
Issuance of common stock for services	—	248,500
Issuance of warrants for interest	—	164,208
Minority interest portion of net loss	—	(10,719)
Loss in unconsolidated subsidiary	56,514	—

CHANGES IN ASSETS / LIABILITIES
Inventory	(10,296,740)	1,100,557
Advanced payments for turbine inventory	3,072,345	—
Accounts receivable	(3,215,524)	(2,162,045)
Restricted cash	(200,000)	—
Prepaids and other current assets	(716,195)	(1,266,981)
Other assets	74,486	190,717
Accounts payable and other accruals	1,262,147	4,336,683
Deferred revenue	809,448	(1,048,766)
Accrued warranty liability	895,859	(373,899)
Net cash used in operating activities	(13,719,438)	(4,641,861)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,133,227)	(340,411)
Net cash used in investing activities	(1,133,227)	(340,411)

CASH FLOW FROM FINANCING ACTIVITIES
Payments on capital leased assets	(38,716)	(99,162)
Proceeds from exercise of warrants	3,721,301	—
Proceeds from exercise of options	11,600	—
Proceeds from partial sale of subsidiary	—	1,554,280
Proceeds from Factoring Arrangements	—	1,800,000
Proceeds from Notes Payable	—	500,000
Net cash provided by financing activities	3,694,185	3,755,118
Effect of exchange rate changes on cash	65,182	5,890
Net decrease in cash and cash equivalents	$(11,093,298)	$(1,221,264)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$22,656,834	$2,578,347
CASH AND CASH EQUIVALENTS, END OF PERIOD	$11,563,536	$1,357,083

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
INTEREST PAID	$330,490	$105,387
INCOME TAX PAID	$—	$—

The accompanying notes are an integral part of these financial statements.

Supplemental Schedule for Non Cash Financing Activities

In October 2007, the Company issued 1,677,185 shares of Common Stock for the conversion of $1,727,500 of Convertible Debt at a conversion price of $1.03 per share.

COMPOSITE TECHNOLOGY CORPORATION
AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Company

Composite Technology Corporation, originally incorporated in Florida and reincorporated in Nevada, is an Irvine, CA based company operating in two segments CTC Cable (“Cable”) and DeWind, (“Wind”). The Cable segment sells high energy efficiency patented composite core conductors known as ("ACCC") for use in electric transmission and distribution lines. The Wind segment sells wind turbines under the brand name DeWind. ACCC conductor is commercially available in the United States and Canada through distribution and purchase agreements with General Cable Industries, Inc; in China through Jiangsu Far East; and directly through CTC Cable.

In July 2006 we acquired EU Energy, Ltd., which has been operated as DeWind since the acquisition. DeWind wind turbines are commercially available from our manufacturing facilities in Germany and our contract manufacturer in Texas for sale worldwide for our new D8.2 turbine models and worldwide outside of the US for our D6 and D8 turbine models.

Accounting

The accompanying unaudited consolidated financial statements of CTC have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required for complete financial statements. Interim information is unaudited; however, in the opinion of the Company's management, the accompanying unaudited, consolidated financial statements reflect all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation of the Company's interim financial information. These financial statements and notes should be read in conjunction with the audited financial statements of the Company included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2007 filed with the Securities and Exchange Commission on December 14, 2007.

On October 1, 2006 and as described in the Form 8-K filed on October 3, 2006, the Company’s wholly owned subsidiary, EU Energy Service GmbH (EUES), entered into a recapitalization arrangement whereby 50% of the voting stock of EUES was sold to Enertrag AG, a turbine service customer of EUES, and a new entity was created, called E Service. The new entity was operated under joint control of both Enertrag and DeWind executives during the quarter ended December 31, 2006.

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

As further discussed in Note 8, on January 19, 2007, we agreed to amend our agreement with Enertrag AG, which formed our E Service venture. This resulted in a decrease of our E Service share capital to 24.9%. Upon review of the new arrangement, the Company determined that E Service no longer met the reporting requirements for Variable Interest Entities under FIN 46R. As a result, effective as of January 19, 2007, the Company has been recording its interest in E Service as an investment using the equity reporting method rather than consolidating the assets, liabilities, and operations of E Service with those of the Company.

Estimates

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonably based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the period presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management's judgment in its application. There are also many areas in which management's judgment in selecting among available alternatives would not produce a materially different result. The key estimates we use to rely upon management's judgment include:
-	the estimates pertaining to the likelihood of our accounts receivable collectibility,
-	the estimates pertaining to the valuation of our inventories,
-
the assumptions used to calculate fair value of our stock based compensation, primarily the volatility component of the Black-Scholes-Merton option pricing model used to value our warrants and our employee and non-employee options,

-	the warranty, retrofit and availability provisions for our wind turbines, and
-	goodwill and intangible valuation.

Except as noted in this document, the methodology and assumptions used for the estimates pertaining to the activity during the quarter ended December 31, 2007 is consistent with the estimates included in our Form 10-K filed on December 14, 2007.

Reclassifications

Certain prior period balances were reclassified to conform with current period presentation.

During the current quarter ended December 31, 2007, due to its materiality, the Company reclassified advanced payments for turbine inventory, previously included in inventory, as a separate line item on the balance sheet. These balances represent payments made to suppliers in advance for inventory not, yet, received as of the balance sheet date.

Additionally, during the current quarter ended December 31, 2007, the Company recorded $200,000 of restricted cash as security to establish a standby letter of credit as required by a supplier for the purchase of inventory.

Recent Pronouncements

Statement No. 141R, “Business Combinations” (SFAS 141R)

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, Business Combinations (SFAS 141R). SFAS 141R requires most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at “full fair value.” SFAS 141R applies to all business combinations, including combinations among mutual entities and combinations by contract alone. Under Statement 141R, all business combinations will be accounted for by applying the acquisition method. Statement 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently evaluating the impact that SFAS 141R will have on our consolidated financial statements.

Statement No. 160, “Non-controlling Interests in Consolidated Financial Statements” (SFAS 160)

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Non-controlling Interests in Consolidated Financial Statements (SFAS 160). SFAS 160 requires the ownership interests in subsidiaries held by parties other than the parent to be treated as a separate component of equity and be clearly identified, labeled, and presented in the consolidated financial statements. SFAS 160 is effective for periods beginning on or after December 15, 2008. Earlier adoption is prohibited. We are currently evaluating the impact that SFAS 160 will have on our consolidated financial statements.

Significant New Accounting Policies Adopted or Implemented During the Quarter

Statement No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48)

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" (“FIN 48”), which clarifies the accounting and disclosure for uncertainty in tax positions by prescribing a minimum probability threshold a tax position must meet to be recognized in the financial statements. FIN 48 requires an entity to recognize all or a portion of the financial statement benefit of an uncertain income tax position only if the position, based solely on its technical merits and on all relevant information as of the reporting date, would have a greater than 50% probability of being sustained were the relevant taxing authority to audit the applicable tax returns. If a tax position meets the threshold, then the entity will evaluate the benefits it would recognize at increasing levels of cumulative probabilities, and will record the largest amount of benefit that would have a greater than 50% probability of being sustained on audit (including resolution of any related appeals or litigation). An entity will not recognize any benefit of an uncertain income tax position that fails to meet the greater than 50% probability threshold.

The Company is subject to the provisions of FIN 48 as of October 1, 2007, and has analyzed filing positions in all of the federal, state, and foreign jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. As a result of adoption, we have recorded no tax liability and have no unrecognized tax benefits as of the date of adoption.

The Company files consolidated tax returns in the United States federal jurisdiction and in California as well as foreign jurisdictions, including Germany and the United Kingdom. The Company is no longer subject to US federal income tax examinations for fiscal years before 2001, is no longer subject to state and local income tax examinations by tax authorities for fiscal years before 2001, and is no longer subject to foreign examinations before 2006.

During the current quarter ended December 31, 2007, the Company’s federal return was selected for examination by the Internal Revenue Service (IRS) for prior fiscals years ended September 30, 2001 through 2004, all years in which net losses were reported and filed.  As of December 31, 2007, the IRS has not proposed any significant adjustments to the Company’s tax positions. Currently, the Company is unable to reasonably estimate the amount by which the liability for unrecognized tax benefits may increase or decrease during the next 12 months as a result of the ongoing IRS audit. However, the Company does not anticipate any adjustments that would result in a material change to its financial position.

The Company recognizes potential accrued interest and penalties related to uncertain tax positions in income tax expense. During the three months ended December 31, 2007, the Company did not recognize any amount in potential interest and penalties associated with uncertain tax positions. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

The Company does not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of the statute of limitations prior to September 30, 2008.

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

Commercial orders: To date, since inception for our Cable products and since the acquisition of DeWind, we have received orders for approximately $39 million in ACCC conductor products ($31 million sold and recognized, and $8 million in backlog) and $167 million of Wind turbines ($27 million sold and recognized, and $140 million in backlog). We will require a significant increase in customer orders at sufficient profit margin levels to cover our expenses and generate sufficient cash from operations.

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

We believe our cash position as of December 31, 2007 of $11.6 million and expected cash flows from revenue orders may not be sufficient to fund operations for the next four calendar quarters. We anticipate that additional cash is needed to fund operations beyond June, 2008 and to the extent required the Company intends to continue the practice of issuing stock, debt or other financial instruments for cash or for payment of services until our cash flows from the sales of our primary products is sufficient to provide cash from operations or if we believe such a financing event would be a sound business strategy.

NOTE 3 - BALANCE SHEET DETAILS

Accounts Receivable

Accounts Receivable consisted of the following at December 31, 2007 and September 30, 2007:

	December 31, 2007	September 30, 2007
	(unaudited)
Turbine products and service receivables	$9,260,820	$8,148,472
Unbilled receivables	1,941,780	1,867,009
Cable products receivables	2,937,023	1,199,043
Gross receivables	$14,139,623	$11,214,524
Reserves	(582,157)	(595,980)
Net receivables	$13,557,466	$10,618,544
Portion relating to greater than one year, net of reserves of $0 and $0	2,904,940	2,809,558
Net current accounts receivables	$10,652,526	$7,808,986

The asset unbilled receivables (noted in above table) represents revenue that is recognizable due to the performance of services for which billings have not been generated as of the balance sheet date. In general, amounts become billable pursuant to contractual milestones or in accordance with predetermined billing schedules.

Inventories and Advanced Payments on Inventory

Inventories and advanced payments on inventory consisted of the following at December 31, 2007 and September 30, 2007:

	December 31, 2007	September 30, 2007
	(unaudited)
Raw Materials and Turbine Parts	$26,052,333	$12,590,808
Work in Progress	8,593,624	10,621,287
Finished Goods	2,246,870	3,984,804
Gross Inventory	$36,892,827	$27,196,899
Reserves	(1,557,175)	(1,495,044)
Net Inventory	$35,335,652	$25,701,855

Advanced Payments on Inventory	$10,333,017	$12,893,507

Advanced payments on inventory represents payments made to suppliers in advance for inventory not yet received as of the balance sheet date. These balances, which were previously included in inventory, were reclassified as a separate line item on the balance sheet due to its materiality.

Property and Equipment

Property and equipment consisted of the following at December 31, 2007 and September 30, 2007:

	Estimated Useful Lives	December 31, 2007	September 30, 2007
		(unaudited)
Office furniture and equipment	3-10 yrs	$1,251,069	$1,240,703
Production Equipment	3-10 yrs	10,172,434	9,243,772
Automobiles	3-5 yrs	30,742	26,301
Leasehold improvements	7 yrs	677,108	424,184
Total Property		$12,131,353	$10,934,960
Accumulated Depreciation		(3,460,954)	(2,992,283)
Property, net		$8,670,399	$7,942,677

Accounts Payable and Accrued Liabilities

Accounts Payable and Accrued Liabilities consisted of the following at December 31, 2007 and September 30, 2007:

	December 31, 2007	September 30, 2007
	(unaudited)
Trade Payables	$17,609,728	$15,161,739
Legal Provision	1,382,796	2,072,434
Accrued Acquisition Costs	250,000	318,502
Accrued Payroll	943,020	1,014,702
Accrued Interest	208,899	--
Due to Affilliates	1,418,563	1,848,521
Deferred Rents	227,059	227,059
Other Accruals	--	2,837
Total Accounts Payable and Accrued Liabilities	$22,040,065	$20,645,794

Deferred Revenues and Customer Deposits

Deferred Revenues and Customer Deposits represent balances billed or cash advanced to the Company in advance of completion of the revenue cycle.

The following table sets forth an analysis of deferred revenues and customer deposits as of December 31, 2007 and September 30, 2007:

	December 31, 2007	September 30, 2007
	(unaudited)
Customer advances on turbines and turbine parts sales	$32,335,821	$30,352,975
Deferred revenues - Other turbine related	3,648,241	4,030,602
Deferred revenues - Cable Sales	1,396,478	2,333,894
Total, Deferred revenues & customer advances	$37,380,540	$36,717,471
Balance included in current liabilities	36,437,556	35,581,067
Long Term Deferred Revenues	$942,984	$1,136,404

Warranty Reserve

Warranties relate to the product warranty, retrofit accruals, and availability guarantees for our wind turbines. We accrue for our product warranty costs at the time of shipment. These product warranty costs are estimated based upon our historical experience and specific identification of product requirements.

The following table sets forth an analysis of warranty reserve activity as of December 31, 2007 and September 30, 2007:

	December 31, 2007	September 30, 2007
	(unaudited)
Beginning balance	$15,815,465	$14,654,204
Additional reserves recorded to expense	2,641,701	8,648,542
Reserves utilized	(2,170,659)	(9,220,625)
Impact of foreign currency translation	463,755	1,733,344
Ending balance	$16,750,262	$15,815,465
Less Amount classified as current liabilities	13,710,001	12,522,837
Long Term Warranty Liability	$3,040,261	$3,292,628

NOTE 4 – OPERATING SEGMENTS

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

DeWind Turbine Division
The Wind division operates under the brand name DeWind. Located in Lubeck, Germany with operations in Dallas, Texas, The DeWind Division produces, services, and sells DeWind wind powered electricity generating turbines in the 1.25 and 2.0 Megawatt range.

Segment information for the three months ended December 31, 2007 and 2006 is as follows:

	Corporate	Cable	Turbine	Total
Three Months Ended:
December 31, 2007
Revenues	$—	$10,993,963	$7,192,071	$18,186,034
Operating income (loss)	(1,346,925)	2,173,079	(6,907,258)	(6,081,104)
Total assets	6,720,247	11,196,973	114,354,464	132,271,684
Goodwill	—	—	46,366,095	46,366,095
Capital expenditures	—	(385,257)	(747,970)	(1,133,227)
Depreciation & amortization	—	205,899	673,816	879,715

December 31, 2006
Revenues	$—	$1,643,908	$11,388,820	$13,032,728
Operating loss	(1,470,616)	(1,657,363)	(3,670,524)	(6,798,503)
Total assets	739,305	8,210,777	88,923,718	97,873,800
Goodwill	—	—	49,532,940	49,532,940
Capital expenditures	—	(340,411)	—	(340,411)
Depreciation & amortization	—	202,685	569,621	772,306

See also Item 2 Management Discussion and analysis for additional segment information.

NOTE 5 – STOCK BASED COMPENSATION

The Company issues stock based compensation in the form of stock options to its employees and consultants and historically via share grants. The company uses the guidelines of SFAS 123R, which requires fair value calculation of the grant and a recognition of the cost of employee services received in exchange for the award over the period the employee is required to perform the services.

The value of the stock based compensation is estimated using the Black-Scholes-Merton (Black-Scholes) option pricing model. Key assumptions used during the quarter ended December 31, 2007 and 2006 to value options and warrants granted are as follows:

	Three Months Ended
	December 31,
	2007	2006
Risk Free Rate of Return	3.28-4.29%	4.7%
Volatility	88.0%	98.4%
Dividend yield	0%	0%

Our computation of expected volatility for the quarter ended December 31, 2007 is based on historical volatility and volatility over the expected life of the options and warrants granted. Our computation of expected life is based on historical exercise patterns. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

On March 29, 2006, the Securities and Exchange Commission published Staff Accounting Bulletin No. 107 (SAB 107), which provides the Staff’s views on a variety of matters relating to stock-based payments. SAB 107 requires stock-based compensation to be classified in the same expense line items as cash compensation. Information about stock-based compensation included in the results of operations for the quarters ending December 31, 2007 and 2006 is as follows:

	Three Months Ended	Three Months Ended
	December 31	December 31
	2007	2006
Cost of Product Revenue	$14,818	$31,033
Selling and marketing	41,508	48,837
Research and development	76,711	33,891
General and administrative	83,232	18,657
Totals	$216,269	$132,418

As of December 31, 2007, there was $9.7 million of total unrecognized compensation cost related to non-vested stock based compensation arrangements related to stock options. The costs are expected to be recognized over a weighted-average period of 2.7 years.

Significantly all of our existing options are subject to time of service vesting. Our stock options vest either on an annual or a quarterly basis for options subject to time of service vesting or for specific performance for option vesting tied to performance criteria. For the remainder of fiscal 2008, we expect stock based compensation expense related to employee stock options of approximately $2,770,000 before income taxes. Such amounts may change as a result of additional grants, forfeitures, modifications in assumptions and other factors.

The following table summarizes the Stock Plan stock option activity as of December 31, 2007.

	Number of Options	Average Exercise Price
Outstanding, September 30, 2007	15,019,870	$0.91
Granted	3,745,000	$1.79
Exercised	(10,000)	$1.16
Cancelled	(106,600)	$1.47
OUTSTANDING, December 31, 2007	18,648,270	$1.09

EXERCISABLE, December 31, 2007	7,586,686	$0.75

The weighted-average remaining contractual life of the options outstanding at December 31, 2007 was 4 years. The exercise prices of the options outstanding at December 31, 2007 ranged from $0.25 to $2.09, and information relating to these options is as follows:

Range of Exercise Prices	Stock Options Outstanding	Stock Options Exercisable	Weighted Average Remaining Contractual Life in years	Weighted Average Exercise Price of Options Outstanding	Weighted Average Exercise Price of Options Exercisable
$0.25-0.49	1,613,216	1,563,216	4.0	$0.29	$0.29
$0.50-$0.99	2,775,000	2,530,833	4.0	$0.59	$0.58
$1.00-$1.49	10,315,054	3,292,637	4.0	$1.07	$1.02
$1.50-$2.09	3,945,000	200,000	4.0	$1.79	$1.89
Total	18,648,270	7,586,686

NOTE 6 – EQUITY

COMMON STOCK

During the three months ended December 31, 2007 the Company issued a total of 4,848,608 shares for the exercise of options and warrants and for the conversion of convertible debt as follows:

In October 2007, the Company issued 1,677,183 shares of common stock for the conversion of $1,727,500 of convertible debt at a conversion price of $1.03 per share.

In November 2007, the Company issued 10,000 shares of common stock for the cash exercise of 10,000 options at an exercise price of $1.16. The Company received $11,600 in cash for this exercise.

In December, 2007, the Company issued 2,403,847 shares of common stock for the cash exercise of a similar number of warrants at an exercise price of $1.11 per warrant, and the Company issued 757,576 shares of common stock for the cash exercise of a similar number of warrants at an exercise price of $1.39 per warrant. Cash proceeds from these warrant exercises totaled $3,721,301.

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

The following table summarizes the warrant activity for the quarter ending December 31, 2007:

	Number of Warrants	Weighted-Average Exercise Price
Outstanding, September 30, 2007	32,449,107	$1.30
Granted	—	$—
Exercised	3,161,423	$1.18
Cancelled	—	$—
OUTSTANDING, December 31, 2007	29,287,684	$1.31

EXERCISABLE, December 31, 2007	29,287,684	$1.31

The following table summarizes the warrants issued, outstanding, and exercisable as of September 30, 2007:

Warrant Series	Grant Date	Strike Price		Expiration Date	Warrants remaining	Proceeds if Exercised	Call feature
“December 2003”	Dec., 2003	$2.04		December, 2008	120,000	$244,800	(F)
August, 2004 Debenture warrants	Aug, 2004	$1.40	(A)	August, 2008	3,221,471	4,510,059	None
Debenture Amend	Nov, 2004	$1.40	(A)	November, 2008	1,083,592	1,517,029	None
Series T	Sept, 2004	$1.00		July, 2008	160,000	160,000	None
Series U	Sept, 2004	$1.83		August, 2008	512,362	937,622	(H)
October, 2005 DIP Series 1	Oct, 2005	$1.21	(B)	October, 2008	996,538	1,205,811	None
October, 2005 DIP Series 2	Oct, 2005	$1.31	(C)	October, 2008	1,003,207	1,314,201	None
2006 Series A1	Mar, 2006	$1.55		March, 2009	150,000	232,500	None
2006 Series A2	Mar, 2006	$0.99	(D)	March, 2009	1,489,399	1,474,505	None
2006 Series B	Various 2006	$2.00		May, 2009	2,191,466	4,382,932	(I)
2006 Series C	May, 2006	$1.25		December, 2009	200,000	250,000	None
2006 Series D	May, 2006	$1.50		December, 2009	200,000	300,000	None
2006 Series E	May, 2006	$1.75		December, 2009	200,000	350,000	None
2007 Series F	Nov, 2006	$1.10		November, 2009	220,000	242,000	None
2007 Convertible Debt	Feb, 2007	$1.11	(E)	February, 2010	7,367,815	8,178,275	None
2007 Convertible Debt Fees	Mar, 2007	$1.03	(E)	February, 2010	1,316,833	1,356,338	None
2007 Factoring	Mar, 2007	$1.06		February, 2009	1,800,000	1,908,000	None
June PIPE Series 1	Jun, 2007	$1.39	(E)	June, 2010	5,490,100	7,631,239	None
June PIPE Series 2	Jun, 2007	$1.40	(E)	June, 2010	1,564,901	2,190,862	None
Total					29,287,684	$38,386,173

(A) Subject to anti-dilution provisions. Price reset under a 100% of “new issue price” price reset in October 2005 that converted to a weighted average formula in August 2006. Certain future equity or equity equivalent issuances below $1.40 per share may result in additional price resets.

(B) Subject to anti-dilution provisions. Price reset under a weighted average 115% of “new issue price” reset in June 2007. Certain future warrant issuances with exercise prices below $1.05 per warrant may result in weighted average price re-set and additional issuances of warrants.

(C) Subject to anti-dilution provisions. Price reset under a weighted average 125% of “new issue price” reset in February 2007. Certain future warrant issuances with exercise prices below $1.05 per warrant may result in weighted average price re-set and additional issuances of warrants.

(D) Subject to anti-dilution provisions. Certain future equity or equity equivalent issuances below $0.99 per share may result in a price reset of 100% of the new issue price and additional issuances of warrants.

(E) Subject to anti-dilution provisions. Certain future equity or equity equivalent issuances below the current exercise price per warrant may result in a weighted average price reset of the exercise price.

(F) Callable if closing market price is 200% of strike price for 20 consecutive trading days.

(G) Callable if closing market price is 300% of strike price for 5 consecutive trading days.

(H) Callable if closing market price is 200% of strike price for one trading day.

(I) Callable if trading price is greater than $2.50 for 10 consecutive days.

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

The following common stock equivalents were excluded from the calculation of diluted loss per share for the three months ended December 31, 2007 and 2006 since their effect would have been anti-dilutive:

	December 31 (unaudited)
	2007	2006
Options for common stock	18,648,270	15,965,336
Warrants	29,287,684	11,708,393
Convertible Debentures, if converted	10,140,754	3,885,968
	58,076,708	31,559,697

NOTE 7 – DEBT AND NOTES PAYABLE

In October 2007, $1,727,500 of principal of the February 2007 convertible debt was converted into 1,677,185 shares of common stock of the Company at a conversion price of $1.03. A total of $10,444,973 of principal of the February 2007 convertible debt remained at December 31, 2007 convertible at a current conversion price of $1.03 per share into 10,140,754 shares, if fully converted.

The following table summarizes the company’s debt structure as of December 31, 2007 and September 30, 2007:

	December 31, 2007	September 30, 2007
	(unaudited)
Senior Convertible 8% Notes due January, 2010 net discount of $2,240,988 and $2,925,020	$8,203,985	$9,247,453
Capital Leases	70,305	109,021
Total Debt	$8,274,290	$9,356,474
Less balance included in current liabilities	(70,305)	(109,021)
Long Term Debt	$8,203,985	$9,247,453

NOTE 8 – VARIABLE INTEREST ENTITY

On October 1, 2006, the Company’s wholly owned subsidiary, EU Energy Service GmbH (EUES) entered into a recapitalization arrangement whereby 50% of the voting stock of EUES was sold to Enertrag Ag, a turbine service customer of EUES, and a new entity was created, called E Service. The new entity will function to service and maintain the combined installed turbines of DeWind in Europe and the turbine farms operated by Enertrag in Europe, primarily in Germany and Austria. The resulting combined operation increased the number of turbines serviced by EUES prior to the agreement to over 900 turbines and was undertaken to increase the profitability of the turbine servicing of EUES and reduce the turbine service costs of Enertrag. The new entity operated under joint control of both Enertrag and DeWind executives during the quarter ended December 31, 2006. Since the Company was considered to be the primary beneficiary of the Variable Interest Entity (“VIE”), during the quarter ended December 31, 2006, we consolidated the assets and liabilities in our December 31, 2006 balance sheet and included the revenues and expenses in our statement of operations from October 1, 2006 through January 19, 2007. We allocated $931,695 of our acquired goodwill to the service organization.

On January 19, 2007, an amendment was ratified on the original agreement dated October 1, 2006. The January 19, 2007 amendment called for an immediate need to invest additional cash into E Service of 4,950,000 Euros ($6,600,000 at June 30, 2007 exchange rates). During this recapitalization, the share capital of the Company’s investment in E Service decreased from 50% to 24.9%, and under the January 2007 amendment, we were required to invest 1,232,550 Euros ($1,595,782 at January 19, 2007 exchange rates). Subsequent to January 25, 2007, we amended the recapitalization agreement to require only the investment of 224,000 Euros ($290,013 at January 19, 2007 exchange rates). The Company has concluded that accounting for E Service as a VIE is no longer required since the Company is no longer the primary beneficiary. As a result, for the period beginning January 19, 2007 through our fiscal year ending September 30, 2007, we have not included the revenues and expenses in our statement of operations, and we have not included the assets and liabilities in our balance sheet. Likewise, the same treatment continues to be taken through our first 2008 fiscal quarter ending December 31, 2007. The Company has accounted for our investment in E Service for the quarter ended December 31, 2007 under the equity method of accounting, which requires us to adjust our investment each quarter to reflect our ownership share of the operating income or loss of the investment. We have eliminated all inter company profits related to our investment in this entity for the quarter ended December 31, 2007, and we have shown the carrying value of our investment of $2,114,252 as an asset on our balance sheet as of December 31, 2007.

As of December 31, 2007, the Company’s maximum exposure to loss is limited to the investment balance of $2,114,252. We have amounts payable to the entity of approximately $1,408,843, and which are included in Accounts Payable in the December 31, 2007 balance sheet and disclosed under Due to Affiliates within Accounts Payable under Note 3. Excluding the December 2007 balance due to the entity, no creditors or beneficial interest holders have any recourse to the general credit of the Company as a result of this VIE.

NOTE 9 – COMMITMENT AND CONTINGENCIES

Please refer to the Commitment and Contingencies Note number 16 on page 79 of our Form 10-K filed on December 14, 2007 for a detailed listing of our commitments and contingencies. There were no material changes other than in the ordinary course of business described below, and as updated in the Off Balance Sheet disclosure in Item 2 below.

During the quarter ended December 31, 2007, our purchasing efforts increased after having negotiated supply contracts during the prior fiscal year 2007 with numerous vendors for the purchase of wind turbine components for delivery beginning in fiscal year 2008. These contracts are considered to be in the ordinary course of business under ordinary payment terms. Material purchase commitments as of December 31, 2007 are estimated at $5.5 million. Advanced payments made for turbine inventory under these contracts are included as a separate line item on our balance sheet, which totaled $10,333,017 as of December 31, 2007.

NOTE 10 - LITIGATION

Please refer to the Form 10-K filed on December 14, 2007 for detailed descriptions of the following litigation cases. The following updates to our litigation cases occurred between October 1, 2007 and February 8, 2008:

A. Enable Growth Partners, Enable Opportunity Partners, and Pierce Diversified Strategy Master Fund (collectively “Enable”) v. Composite Technology Corporation:

On November 7, 2007 oral arguments were heard on Composite Technology Corporation’s motion to dismiss and the presiding judge reserved decision on the motion, extended our stay of discovery, and did not provide guidance on the timing of his decision regarding the motion to dismiss. No additional hearings are scheduled in this matter at this time.

B. FKI Engineering Ltd., FKI plc, and Brush Electrical Machines Ltd (collectively “FKI”) v. the Company and certain of its wind segment subsidiaries (here referred to as “DeWind”)

Between May, 2007 and November, 2007 work was performed on the statutory audits underlying the claim between DeWind and FKI and which have not been completed pending resolution of the capital accounts issue. During these audits, the auditors have identified issues relating to the capital reserve accounts and what DeWind claims were improper loan repayments of the German subsidiary prior to the sale of DeWind by FKI. DeWind believes these issues provide additional support to the Company’s claims.

The resolution of the capital reserve accounts issues is not reasonably estimable at this time and no contingent asset has been recorded to date for any future funds potentially receivable from FKI, if any, to resolve the capital reserve account issues.   In the event that the auditors cannot complete their audit due to issues relating to the capital account of the German subsidiary or in the event that no statement as referred to above, and if required, is forthcoming, then the German subsidiary will have to pursue litigation to correct discrepancies in its capital reserve accounts.

On December, 7, 2007 a hearing was conducted to hear arguments on FKI’s motion for summary judgment of their claims for the FKI bond calls and the Brush claim. FKI received approval of a summary judgment on their positions consisting of a net judgment of 1,415,000 Euros plus interest and costs estimated at approximately 164,000 Euros on the FKI bond call claim and 650,000 Euros plus interest and costs of approximately 115,000 Euros for a total judgment of approximately 2,344,000 Euros ($3,422,000 at December 31, 2007 exchange rates) which is recorded in accrued liabilities at December 31, 2007. During the quarter ended December 31, 2007 DeWind recorded an additional 234,435 Euros ($342,346 at December 31, 2007 exchange rates) to properly accrue for the balances approved at the summary judgment hearing.

Subsequent to the December 7, 2007 hearing, FKI and DeWind agreed to meet in January, 2008 to resolve all differences related to the FKI bond claim, the Brush Claim, and the Capital Accounts claim. We conducted settlement talks in January, 2008 without reaching agreement on all issues. Subsequent to these talks, the Company agreed to make a 153,000 Euro ($219,000 at December 31, 2007 exchange rates) progress payment on the FKI claims in exchange for additional time to prepare a revised settlement proposal that will be provided to FKI on or prior to February 15, 2008. In exchange, FKI agreed to delay the enforcement of the collection of the amounts due to FKI under their adjudicated claims.

C.  Zephyr GmbH & Co. KG v. DeWind GmbH

There were no changes to the Zephyr case between October 1, 2007 and February 8, 2008.

NOTE 11 – RELATED PARTIES

The Company currently has contracts with two companies owned by its director, Michael McIntosh: a legal services agreement with The McIntosh Group (TMG) for legal and intellectual property services and a consulting agreement with Technology Management Advisors, LLC (TMA) for strategic business advisory services related to technology and international patent and intellectual property filings.

•	An agreement between TMG and CTC Cable, a wholly owned subsidiary operating as the “cable” division of the Company, to provide legal and intellectual property services for that division.
•	An agreement between TMG and EU Energy, a wholly owned subsidiary operating as the “wind” division of the Company, to provide legal and intellectual property services for that division.
•	An agreement between TMA and the Company to provide management services related to the Company’s technology protection and management.

Each of these agreements is for $250,000 per year, payable in equal installments at the beginning of each calendar month. Each agreement will terminate on July 3, 2009, provided that it may be terminated at the end of each anniversary of its effective date upon 90 days prior written notice to the other party.

For the quarter ended December 31, 2007, we recorded a total of $125,000 in fees related to these transactions and out of pocket patent fees and expenses of $73,714. All balances were expensed to Research and Development expenses. As of December 31, 2007, we had a balance due of $57,885 to TMA and TMG combined.

NOTE 12 - SUBSEQUENT EVENTS

On January 31, 2008, the Company’s wholly owned subsidiary, DeWind, entered into a turbine purchase agreement with S&M CZ s.r.o. to buy a total of 40 DeWind turbines without towers for 61,440,000 Euros ($90,624,000 at January 31, 2008 exchange rates) for shipment in fiscal 2009. Subject to the terms and conditions of the agreement, the entire purchase price is guaranteed by the customer’s bank.

ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our interim financial statements and the related notes appearing at the beginning of this report. The interim financial statements and this Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended September 30, 2007 and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 14, 2007.

The following discussion and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by words such as "anticipates," "expects," "believes," "plans," and similar terms. Our actual results could differ materially from any future performance suggested in this report as a result of factors, including those discussed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007. All forward-looking statements are based on information currently available to the Company, and we assume no obligation to update such forward-looking statements, except as required by law. Service marks, trademarks and trade names referred to in this Form 10-Q are the property of their respective owners.

OVERVIEW

CTC conducts its operations in the following two business segments: CTC Cable Division and DeWind Turbine Division. The segments have been organized on the basis of products. All of each segment’s product revenues relate to external customers.

CTC Cable Division
Located in Irvine, California with sales operations in Dallas, Atlanta, Lubeck, Germany, and Shanghai, China, the CTC Cable Division produces and sells ACCCTM conductors and related ACCC hardware products for electrical transmission lines. ACCC conductor production is a two step process. The Irvine operations produce the high strength, light weight composite “core” (ACCC core) which is then shipped to one of four cable manufacturers in Canada, Belgium, China or Bahrain where the core is stranded with conductive aluminum to become ACCC conductor. ACCC conductor is sold both through distribution agreements with General Cable in the US and Canada, Midal in the Middle East, and Jiang-su New Far East in China as well as directly by CTC Cable to utility customers. ACCC conductor has been sold commercially since 2005 and is currently marketed worldwide to electrical utilities and transmission companies.

DEVELOPMENTS THIS QUARTER

The Cable Division returned to profitability during the quarter with operating income of $2.2 million for operating margins of 20% on a record $11 million in ACCC product related sales, which represents delivery of over 1,100 kilometers of ACCC product shipped. Gross margins improved to 38% or $4.2 million, which was the result of an increased proportion of sales of higher margin ACCC core as compared to prior periods, which were primarily wrapped ACCC conductor products. Cable revenues increased 670% from $1.6 million in the December 2006 quarter, operating income increased $3.8 million from a loss of $1.6 million and on a non-GAAP basis, earnings before interest, taxes, depreciation & amortization, and SFAS 123r stock compensation charges (EBITDAS) increased $3.8 million from a $1.3 million EBITDAS loss in the prior year’s quarter to $2.5 million, or 23% of revenues in the December 2007 quarter. Sequentially, revenues increased 257% from $4.3 million in the September 2007 quarter, operating income increased $3.7 million from a $1.5 million operating loss, and EBITDAS increased $3.5 million from a $1.0 million EBITDAS loss in the September 2007 quarter. Management believes that the results of the Cable division during the quarter represent continued support of the viability of the CTC Cable business model demonstrating that this business has the capacity to generate substantial gross profit margins on a relatively fixed expense structure.

Management’s focus of the cable operations during the quarter was to execute on our revenues and earnings growth strategy by continuing to fulfill our existing customer backlog, to expand our customer base beyond our existing U.S. and China customers, and to help facilitate the certification of Jiang-su Far East to strand our ACCC core product.

Our December 2007 quarterly revenues and profitability results are due to the successful execution of the fulfillment of the orders under our January 2007 agreement with Jiang-su New Far East. During the quarter, we continued to develop this relationship by granting Jiang-su New Far East preliminary certification to strand our ACCC core with aluminum to produce ACCC conductor. The expectation of this preliminary certification resulted in our allowing Jiang-su New Far East to purchase ACCC core products beginning with orders placed in September 2007 for deliveries within the December 2007 quarter. Final certification is contingent upon the successful review of Jiang-su New Far East’s operations in China, which is currently underway. The granting of their stranding certification is an important milestone in that it provides economic advantages for both CTC Cable and Jiang-su New Far East by transitioning the sales relationship to a purchase of ACCC core as compared to the stranded ACCC conductor sales of past reporting periods. While it results in a lower average sales price per kilometer sold, sales of ACCC core have much greater gross profit percentage margins, have significantly reduced shipping time and costs and result in a much faster order to cash cycle for CTC Cable. This in turn allows for a much greater utilization of working capital. To date, Jiang-su New Far East has ordered in excess of their contracted minimum order levels of 600 kilometers per quarter. Beginning with the quarter ending March 31, 2008, the order minimums increase to 900 kilometers per quarter, expected to be primarily higher margin ACCC core orders.

We continued our efforts to expand our customer base beyond China during the quarter. In the US, in November 2007, we hired Tom Smith as our Chief Strategy and Business Development Officer to help our lagging US sales and marketing efforts and to help deploy our new marketing message developed at the end of fiscal 2007. Mr. Smith is a seasoned energy executive with extensive experience at large publicly traded electric utilities. His focus will be to refine the marketing message to focus on the inherent efficiency, line loss savings, and positive greenhouse gas benefits (gained through reduction in power generation) of our ACCC conductor product as compared to traditional ACSR and to push this message to the larger US utilities, utility regulators, and transmission companies.

Until December 31, 2007, we had an exclusive manufacturing and distribution agreement with General Cable. In December 2007 and prior to the expiration date, we mutually agreed to extend the agreement for three months to allow for time to renegotiate the agreements. We value our relationship with General Cable, and we expect to continue to have General Cable provide manufacturing and distribution services for our ACCC products, but on a non-exclusive basis.

Internationally, we had success in opening up two new markets in Chile and in Eastern Europe, and we accepted ACCC product orders from customers in both of these locations in January 2008. We are in the process of fulfilling and finalizing those orders, expected to be shipped in the March, 2008 quarter but which are not included in our backlog total due to a lack of customer payment history. We also continued the conductor type certification process in multiple additional geographical areas including the UK, France, Eastern Europe, Mexico, Indonesia, and the Middle East. We are seeing significantly increased inquiry levels from these and other potential markets.

We currently have $8.2 million in confirmed order backlog for our CTC Cable segment, primarily for ACCC conductor and ACCC core sales to China, South America, and Eastern Europe. This figure is prior to the completion of the March 2008 quarter’s minimum orders from Jiang-su New Far East. Under the terms of the 2007 contract, for the March 2008 quarter, Jiang-su New Far East is expected to order an additional minimum of 500 kilometers of ACCC products with a value at core sales prices estimated between $3 million and $5 million depending on the ACCC core size ordered.

DeWind Turbine Division
The DeWind division operates under the brand name DeWind, which has manufactured and sold wind turbines since 1995. Located in Lubeck, Germany with sales operations in Dallas, Texas, Irvine, California and Lubeck, Germany, the DeWind division produces, services, and sells DeWind turbines in the 1.25 and 2.0 megawatt range worldwide. We acquired DeWind during the EU Energy acquisition on July 3, 2006. Accordingly, we have incorporated DeWind’s operations into our financial results since that date.

DEVELOPMENTS THIS QUARTER

We continued to execute in our DeWind division during the December quarter on multiple fronts including turbine sales, certification of our D8.2 prototypes, and turbine production matters.

We made substantial progress towards the sales and marketing of our DeWind D8 and D8.2 turbines. We recorded turbine revenues of $6.6 million during the quarter, consisting primarily of two D8 turbines sold to our customer in the Czech Republic and two D4 turbines remaining from inventory acquired during the EU Energy acquisition. With these sales, substantially all of the acquisition inventory has been sold. We elected to defer the recognition of revenues on approximately $3.3 million of revenue related to our first commercial D8.2 unit delivered to our customer in Argentina. This turbine was fully commissioned in January 2008 and will be recognized as revenue in the March 2008 quarter.

Our order backlog at the end of January 2008 consisted of approximately $140 million of orders for 60 wind turbines representing nearly 115 megawatts of wind generation. Our backlog consists of 51 D8 units, seven D6 units, and two commercial D8.2 units including one 50 hertz D8.2 unit delivered to Argentina and one 60 hertz unit to be delivered to a wind farm site in the U.S. Our backlog increased significantly in January 2008 with the announcement of a 40 unit D8 order to an existing customer located in the Czech Republic worth 61.4 million Euros ($90.9 million at January 30, 2008 exchange rates). The units are sold without towers at a price point of 1.55 million Euros each ($2.29 million at January 30, 2008 exchange rates). The cost of a turbine tower is approximately $450,000 for a comparable price point of $2.7 million per turbine with towers, or $1.35 million per megawatt of generation. This price point represents a significant increase in the contracted turbine prices and is reflective of the very tight market for wind turbines for 2008 and 2009. For comparative purposes, the equivalent average quoted sales price of the two D8 units delivered in the December 2007 quarter was approximately $2.0 million each, including towers. The price increases are indicative of the prevailing market price for turbines and we believe the price increases are driven by the improving economics of wind farms as a result of the increased demand for clean alternative energy.

The January 2008 Czech order represents the largest single turbine order ever sold by DeWind in its twelve-year history. Delivery for these units is expected to begin in the December 2008 quarter. Management is currently evaluating the capital impact that this order will have on the current working capital levels. We expect that DeWind will need to commit significant capital resources for advance parts payments beginning in June 2008 for the fulfillment of this order, and we have established payment terms under a bank guaranty on the first 16 units to allow for collection of 45% of the contracted price by June 30, 2008. The remaining 24 units will be funded through a similar bank guaranty arrangement that is required to be established by March 31, 2008. Management expects that, to the extent required, that the bank guaranty will allow for DeWind to enter into project financing to provide for additional working capital.

We continue to be in significant and ongoing negotiations with several parties regarding 2008 D8.2 turbine sales. We have received initial “hold fee” payments of $2.6 million to date on contracts under negotiation, which represent potential turbine sales in excess of $190 million. The deposit balance is included in our December 31, 2007 balance sheet under deferred revenues and customer deposits. We have not included any balances related to these negotiations in our backlog which by our internal policy is defined as an order documented under a purchase contract and where payment collectibility is reasonably assured through cash deposits, existing customer relationships, and/or bank or financing documents.

During the quarter, we continued to ramp up our supply chain and turbine fulfillment at the TECO Westinghouse facility in Round Rock, Texas. In October 2007, TECO received the D8.2 60 hertz prototype and completed final assembly of that unit prior to shipping the prototype to the National Renewable Energy Laboratory in Boulder, Colorado. In November 2007, TECO began commercial production of the D8.2 turbine, and we continue to work with TECO to transition the purchasing of wind turbine components so as to leverage TECO’s more robust supply chain control structure.

Our turbine development efforts during the quarter consisted primarily of work begun to enhance and improve upon our blade design and our power train designs as well as work performed on our D8.2 60 hertz prototype. The prototype was delivered to the TECO facility in October and then shipped to the NREL facility in November. During November and December, the prototype was put through power curve modeling and load testing on the NREL test bed. We have received a favorable preliminary report of the test results, and a full report is expected to be completed shortly. In January, the unit was shipped to the Sweetwater, Texas site. Construction delays on the Sweetwater site due to wet weather in December and excessive winds in January caused a delay in the erection of the D8.2 60 Hertz prototype until late January 2008. The prototype is now erected on the Sweetwater site. Due to the weather delays resulting in scheduling of contractor work, DeWind is awaiting completion of utility electrical connection and telephone internet connection before the turbine can be fully commissioned. Full commissioning is now expected to be completed in February 2008.

RESULTS OF OPERATIONS

Revenues, Cost of Revenues, and Gross Margins:

During the quarter ended December 31, 2007, the geographical allocation of consolidated revenues was:

Europe	33.7%
China	66.3%

During the quarter, one customer represented 60.4% of revenues, one customer with 17.9% of revenues, one customer with 12.6% of revenues and one customer with 5.1% of revenues. No other customer represented greater than 5% of consolidated revenues.

Our revenues and gross margin analysis are listed in the table below.

(unaudited)	Cable Segment QE 12/31/07	Wind Segment QE 12/31/07	Total QE 12/31/07	Cable Segment QE 12/31/06	Wind Segment QE 12/31/06	Total QE 12/31/06
Product Sales –Cable	$10,993,963	$—	$10,993,963	$1,643,908	$—	$1,643,908
Product Sales – Turbines	—	6,597,345	6,597,345	—	6,394,625	6,394,625
Turbine Service	—	594,726	594,726	—	4,994,195	4,994,195
Total Revenues	$10,993,963	$7,192,071	$18,186,034	$1,643,908	$11,388,820	$13,032,728

Cost of Sales - Cable	$6,820,838	$—	$6,820,838	$1,344,558	$—	$1,344,558
Cost of Sales – Turbines	—	6,803,698	6,803,698	—	6,152,858	6,152,858
Cost of Sales – Turbine Service	—	1,917,418	1,917,418	—	5,313,514	5,313,514
Total Cost of Sales	$6,820,838	$8,721,116	$15,541,954	$1,344,558	$11,466,372	$12,810,930

Gross Margin - Cable	$4,173,125	$—	$4,173,125	$299,350	$—	$299,350
Gross Margin % - Cable	38.0%	—	38.0%	18.2%	—	18.2%
Gross Margin – Turbines	—	(206,353)	(206,353)	—	241,767	241,767
Gross Margin % - Turbines	—	-3.1%	-3.1%	—	3.8%	3.8%
Gross Margin – Turbine Service	—	(1,322,692)	(1,322,692)	—	(319,319)	(319,319)
Gross Margin % - Turbine Service	—	-222.4%	-222.4%	—	-6.4%	-6.4%
Total Gross Margin	$4,173,125	$(1,529,045)	$2,644,080	$299,350	$(77,552)	$221,798
Total Gross Margin %	38.0%	-21.3%	14.5%	18.2%	-0.7%	1.7%

CABLE REVENUES. Product revenues for the three months ended December 31, 2007 of $11.0 million consisted of over 1,100 kilometers of ACCC conductor, ACCC core, and related ACCC hardware products sold primarily to Jiangsu New Far East Cable Company in China. The product sales for the three months ending December 31, 2006 of $1.6 million represented substantially of two commercial sales to the Jiangsu New Far East Cable Company in China shipped in November and December consisting of 100 kilometers of ACCC conductor and related ACCC hardware for $1.5 million and US orders totaling $0.1 million.

Cost of Sales and resultant Gross Margin increased from the 2006 quarter to the 2007 quarter due to the higher revenue levels in 2007. Gross Margin percentages increased from 2006 to 2007 due to the higher proportion of 2007 revenues resulting from the higher margin ACCC core product. In addition, the 2006 conductor sales were rush orders which were required to be produced, wrapped, and shipped in a much shorter than normal time frame resulting in increased costs per unit shipped on a small sales volume.

TURBINE REVENUES. Turbine sales for the three months ended December 31, 2007 of $6.6 million consisted primarily of the sale of 5 megawatts of turbine production consisting of two D8 turbines and two D4 turbines totaling $5.5 million and parts totaling $1.1 million. Turbine sales for the three months ended December 31, 2006 of $6.4 million consisted primarily of sales of 5.5 megawatts of turbine production consisting of 2 D8 turbines and 2 D6 turbines. Both 2007 and 2006 sales were to existing customers in Europe out of our acquired turbine stock. The turbine units sold were refurbished and are not necessarily indicative of the current market price per megawatt for our 2 megawatt D8, 1.25 megawatt D6, or our next generation 2 megawatt D8.2 wind turbines.

All turbines sold for both the 2007 and 2006 quarters were acquired during the EU Energy Acquisition. Cost of revenues for the turbines sold was determined under the guidance of SFAS 141 acquisition accounting which required us to record cost of sales at liquidation value less a nominal profit margin and an estimate of these costs through the one year anniversary of the acquisition of July 2006. As a result, our gross profit for the two quarters is largely this nominal profit margin in addition to the margin generated by the other turbine parts and for the addition of additional costs required in excess of the estimate made. We do not believe that these margin percentages are necessarily indicative of future profit margins of turbines produced by DeWind subsequent to the acquisition.

TURBINE SERVICE REVENUES. Turbine service revenues for the three months ended December 31, 2007 of $0.6 million consisted of amortized deferred service and maintenance revenues and service billings related to turbines that were not transferred to the E Services entity as described below. Turbine service revenues for the three months ended December 31, 2006 of $5.0 million consisted of the turbine service and maintenance billings of the variable interest entity (VIE), E Service. In the 2006 quarter, all revenues of the E Service VIE were consolidated into the operations of the Company. Effective January 2007, we no longer consolidated the operations into the consolidated financial statements, and the revenues for the quarter ended December 31, 2007 represent amortized deferred maintenance and warranty related revenues in addition to service billings for service customers not transferred to the VIE in 2006.

Cost of revenues for turbine maintenance represents the labor, parts, supplies, and overhead related to the servicing of turbines and the net effect of changes in our turbine availability and warranty provisions. The costs in the December 2006 quarter represent the costs related to the servicing of the VIE customers. The costs in the December 2007 quarter represent the service costs for turbines under warranty in excess of the amortization of warranty accruals, service costs related to service billings, and additional availability and warranty accruals related to turbines under warranty. Additionally, two turbines under long-term warranty contracts had failures that occurred in the September 2007 quarter. Management made a strategic decision to delay replacing parts in lieu of completing turbines shipped to our customer in the Czech Republic in the December quarter. As a result of this decision, we incurred additional service costs and accrued availability penalties of approximately $1.0 million.

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

Consolidated operating expenses increased $1.7 million or 24.3% from $7,020,301 in the three month period ended December 31, 2006 to $8,725,184 for the current period. The increase was due primarily to increased R&D expenses of $1.9M in our DeWind segment, offset by a net decrease in other DeWind operating expenses of $0.1 million and a decrease of $0.1 million in Corporate operating expenses. Variances by category are discussed further below.

The following table provides a comparative analysis of operating expenses.

	December 31, 2007				December 31, 2006
	Corporate	Cable	DeWind	Total	Corporate	Cable	DeWind	Total
Officer Compensation	$254,423	$—	$—	$254,423	$247,694	$—	$—	$247,694
General and Administrative	1,092,502	403,627	1,771,338	3,267,467	1,222,922	425,438	2,062,687	3,711,047
Research and Development	—	679,027	2,467,502	3,146,529	—	845,207	582,542	1,427,749
Sales and Marketing	—	711,493	465,557	1,177,050	—	483,383	378,122	861,505
Depreciation and Amortization	—	205,899	673,816	879,715	—	202,685	569,621	772,306
Total Operating Expenses	$1,346,925	$2,000,046	$5,378,213	$8,725,184	$1,470,616	$1,956,713	$3,592,972	$7,020,301

OFFICER COMPENSATION. Officer Compensation represents CTC corporate expenses and consists primarily of salaries, consulting fees paid in cash, and the fair value of stock grants issued to officers of the Company. Officer compensation increased slightly by 2.7% or $6,729 from $247,694 for the three months ended December 31, 2006 to $254,423 in the current quarter. Current quarter expenses include costs for three officers at lower average salaries compared to the prior year which had two officers at higher average salaries.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consisted primarily of salaries and employee benefits for administrative personnel, facilities costs, stock listing fees, insurance expenses, legal, professional and consulting expenses, and expenses related to reserves for uncollectible receivables. G&A expense decreased 12% or $443,580 from $3,711,047 for the three months ended December 31, 2006 to $3,267,467 for the current period. The decreases in G&A expenses were due to decreased legal and professional fees of approximately $146,000, offset by an increase of $16,000 from Corporate, a $22,000 decrease in Cable, and a $152,000 decrease from DeWind due primarily to decreased personnel costs and related overhead.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses consisted primarily of salaries for engineers, and expenses for consultants, recruiting, supplies, equipment, and facilities related to engineering projects to enhance and extend our composite materials intellectual property offerings, to complete our DeWind D8.2 development and prototypes, and our composite materials product technology and production processes.

Research and development expenses increased approximately $1,719,000 or 120% from $1,427,749 for the three months ended December 31, 2006, to $3,146,529 for the current period. The increase is attributable to our DeWind segment increase of $1.9 million, offset by a decrease in our Cable segment of $166,000. The increase in DeWind R&D expenses is primarily related to consulting and outside engineering costs related to the 60 Hertz US D8.2 prototype including testing fees and shipping to the National Renewable Energy Laboratory and for site preparation and other costs related to the Sweetwater, Texas prototype site.

SALES AND MARKETING EXPENSE. Sales and marketing expense consisted primarily of salaries and commissions for sales and marketing personnel, expenses for consultants, equipment, travel, and printed marketing literature and sales materials. For the quarter ended December 31, 2007, Sales and Marketing expenses increased $315,545 or 37% from $861,505 in the 2006 quarter to $1,177,050 in the 2007 quarter. The increase was primarily due to higher expenses in our Cable segment of approximately $228,000 as a direct result of increased sales and marketing efforts, in line with our increased sales volume, primarily for outside sales consultant fees and commissions.

DEPRECIATION & AMORTIZATION EXPENSE. Depreciation expense consisted of depreciation on capitalized equipment, leasehold improvements, and other capital assets and amortization of acquired intangibles. The depreciation and amortization expense increased by $107,409 or 14%, from $772,306 in 2006 to $879,715 in 2007. The increase was due primarily to the increased amortization of intangible assets from $326,000 in 2006 to $411,044 in 2007.

INTEREST EXPENSE. Interest expense consists of interest paid and payable on the Company's capital lease obligations, the cash interest payable on Company’s Debentures and Notes and the amortization of the Convertible Note discount recorded for the value of the warrants and conversion features issued in conjunction with the Convertible Notes. The increase of 147% or $576,525 from $391,582 in fiscal 2006 to $968,107 in fiscal 2007 was primarily due to $684,032 in non-cash amortization of debt discount, offset by a decrease of approximately $95,000 for interest payable in cash. As of December 31, 2007, our debt balance consisted of approximately $10.4 million of principal at 6% interest, with $2.2 million of unamortized debt discounts, for a net debt balance of $8.2 million.

LITIGATION EXPENSE RELATED TO ACQUIRED ENTITY. Litigation expense related to acquired entity for the quarter ended December 31, 2007 consists of additional court mandated payment accruals required under the FKI litigation case with DeWind.

INCOME TAXES. We made no provision for income taxes in the three months ending December 31, 2007 due to net losses incurred. We have determined that due to our continuing operating losses as well as the uncertainty of the timing of profitability in future periods, we should fully reserve our deferred tax assets. As of December 31, 2007, our deferred tax assets continued to be fully reserved. We will continue to evaluate, on a quarterly basis, the positive and negative evidence affecting the realization of our deferred tax assets.

Net Loss

Our net income (losses) may be summarized as follows:

	Three months Ended December 31,
	2007	2006
Corporate	$(2,159,695)	$(1,857,030)

Cable	2,173,079	(1,657,363)

DeWind	(7,384,208)	(3,434,931)

Total	$(7,370,824)	$(6,949,324)

Our net loss increased $421,500 from $6,949,324 for the three months ended December 31 2006 to $7,370,824 for the current period. The increase was due entirely to our DeWind segment, which had an increased net loss of $3.9 million, offset by a $303,000 net loss increase in Corporate and a positive $3.8 million increase in Cable net income to $2.2 million from a $1.7 million net loss recorded in the prior year.

The Cable segment improvement was due to a combination of increased sales volume and gross margin of $4.2 million at 38.0%, compared to $299,000 at 18.2% for the three months ended December 31, 2007 and 2006, respectively. This coupled with maintaining consistent operating expenses of approximately $2.0 million over both years, resulted in a record quarter for Cable net income.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, our principal sources of working capital have been private debt issuances and equity financings.

For the three months ended December 31, 2007, we had a net loss of $7.4 million. At December 31, 2007, we had $11.6 million of cash and cash equivalents, which represented a decrease of $11.6 million from September 30, 2007. The decrease was due to cash used by operations of $13.6 million, cash used in investing activities for the purchase of property, plant and equipment of $1.1 million, offset by $3.7 million provided by financing activities, primarily net proceeds of $3.7 million from the exercise of warrants issued in conjunction with our convertible note offering in February 2007.

Cash used by operations during the three months ended December 31, 2007 of $13,642,656 was the result of operating losses, offset by depreciation, amortization, and non-cash compensation expenses and working capital requirements, most significantly related to the purchase of turbine inventory parts.

We anticipate that sales of our ACCC cable will be insufficient to sustain our newly combined operations including the DeWind segment without sufficient wind turbine orders with sizable customer advance payments of cash and further anticipate that we will continue to incur consolidated net losses due to our costs exceeding our revenues for an indefinite period of time. Further, our cash flows are reliant upon the payment of several large invoices from international customers. If existing cash and cash generated from operations are insufficient to satisfy our liquidity requirements, we may seek to raise additional capital through issuances of equity or debt securities. Any additional financing may not be available in amounts or on terms acceptable to us, or at all.

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

OFF BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

There are no off balance sheet arrangements. The following table summarizes our contractual obligations (including interest expense) and commitments as of December 31, 2007:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 Years
Debt Obligations	$11,966,531	$730,348	$11,236,183	$—	$—
Capital Lease Obligations	$72,451	$72,451	—	—	—
Operating Lease Obligations	$3,839,850	$1,552,584	$2,285,610	$1,656	—
Purchase Commitments	$5,500,000	$5,500,000	—	—	—

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk relates primarily to our cash balances and the effect that changes in interest rates have on the interest earned on that portfolio. Our convertible notes and debentures bear a fixed rate of interest.

As of December 31, 2007, we did not hold any derivative financial instruments for speculative or trading purposes. The primary objective of our investment activities is the preservation of principal while maximizing investment income and minimizing risk. As of December 31, 2007, we had $11.8 million in cash, cash equivalents and short-term investments that mature in twelve months or less. Due to the short duration of these financial instruments, we do not expect that a change in interest rates would result in any material loss to our investment portfolio.

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

ITEM 4: CONTROLS AND PROCEDURES

Based on an evaluation under the supervision and with the participation of the Company's management, including the Chief Executive Officer, the Chief Operating Officer, and the Chief Financial Officer, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined under the Securities Exchange Act of 1934, as amended (Exchange Act)) were not effective as of December 31, 2007 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

During management's review of our internal control structure under Sarbanes-Oxley section 404, for the quarter ending December 31, 2007, we determined the following to be material weaknesses:

Entity level Processes and weaknesses. As of December 31, 2007, the following material weaknesses existed related to general processes and weaknesses for the entity taken as a whole:

o Proper segregation of duties and inadequate training did not exist as well as an inadequate number of accounting and finance personnel staff at fiscal quarter end.

o The Company had a one member Audit Committee, and a one member Compensation Committee.

o The Company did not have an independent internal audit function due to the small size of the organization.

These material weaknesses related to the entity as a whole affect all of our significant accounts and could result in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected.

Information Technology Controls (ITCs) . ITCs are policies and procedures that relate to many applications and support the effective functioning of application controls by helping to ensure the continued proper operation of information systems. ITCs include four basic information technology (IT) areas relevant to internal control over financial reporting: program development, program changes, computer operations, and access to programs and data. As of December 31, 2007, a material weakness existed relating to our information technology controls, including ineffective controls relating to:

o Access to programs and data including (1) user administration, (2) application and system configurations, and (3) periodic user access validation.

Inventory Processes. As of December 31, 2007, the following material weaknesses existed related to ineffective controls over our inventory processes:

o Perpetual Inventory records: Ineffective controls to (a) accurately record the raw materials inventory moved out of inventory stores and into manufacturing production and later into finished goods and, (b) accurately record manufacturing variances.

o During our assessment, we noted that there were insufficient cycle counts of Turbine related parts for our Interim Reporting Periods.

Procure to Pay process. During our assessment of the Company’s procure to pay (cash payments and disbursements) cycle, we determined that there were numerous significant control deficiencies relating primarily to inventory purchasing and related purchasing and payable system control deficiencies. If assessed on an individual basis, none of these deficiencies were determined to be material weaknesses. However, taken in the aggregate, we believe the following constitute a material weakness:

i)	An effective purchasing function did not exist during the entire quarter.
ii)
There were inadequate system driven matching controls over the receiving function for inventory parts and supplies. Receiving tolerances for inventory related pricing and quantities received are not established systematically.

iii)	There was a lack of segregation of duties between the purchasing and payable processing functions.
iv)	There were inadequate vendor management duties and responsibilities during the quarter
v)	There was a lack of sufficient purchasing reports for management review.

Weaknesses specific to our DeWind subsidiary:

During our assessment, we determined that we did not have a sufficient number of accounting personnel trained in US Generally Accepted Accounting Principles working in our DeWind subsidiary.

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

During the three months ended December 31, 2007, the Company improved the internal control structure and addressed the identified material weaknesses as follows:

o Added two additional accounting and finance personnel to address proper segregation of duties and inadequate training, including an Accounting Manager at our DeWind subsidiary and a Corporate Senior Financial Analyst, both with several years of finance and accounting experience and graduate level degrees.

o The Company increased the number of independent members on the Board of Directors by one with the appointment of John P. Mitola, and now has a two member Audit Committee, a two member Compensation Committee, and has had a designated financial expert on the Board of Directors since January of 2006.

o The Company improved its Information Technology Controls with the continued implementation of a fully integrated ERP system expected to go live in the third quarter of the current fiscal year.

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than the remediation measures which are described above.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

There have been no material changes to the Legal Proceedings described in Form 10-K filed December 14, 2007. See also Note 10 to the financial statements in this document.

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

The following risk factors have changed or have been updated for recent information as compared to the Risk Factors listed in Form 10-K filed December 14, 2007. The following should be read in conjunction with the risk factors listed in Form 10-K filed December 14, 2007.

WE EXPECT FUTURE LOSSES AND OUR FUTURE PROFITABILITY IS UNCERTAIN.

Prior to acquiring Transmission Technology Corporation, or TTC, in November 2001, we were a shell corporation having no operating history, revenues from operations, or assets since December 31, 1989. We have recorded approximately $31.5 million in ACCC product sales since inception, and we have $37.7 million in Turbine and related services revenues since the acquisition of DeWind on July 3, 2006. Historically, we have incurred substantial losses, and we may experience significant quarterly and annual losses for the foreseeable future. We may never become profitable. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. We expect the need to significantly increase our general administrative and product prototype and equipment prototype production expenses, as necessary. As a result, we will need to generate significant revenues and earnings to achieve and maintain profitability.

OUR INDEPENDENT AUDITORS HAVE ISSUED A QUALIFIED REPORT AS OF AND FOR THE YEAR ENDED SEPTEMBER 30, 2007 WITH RESPECT TO OUR ABILITY TO CONTINUE AS A GOING CONCERN, AND WE MAY NEVER ACHIEVE PROFITABILITY.

Since inception, our auditors have issued a report relating to our audited financial statements which contains a qualification with respect to our ability to continue as a going concern because, among other things, our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future or to obtain the necessary financing to meet our obligations and repay our liabilities from normal business operations when they come due. There is no guarantee that the products will be accepted or provide a marketable advantage, and therefore, no guarantee that the commercialization will ever be profitable. For the three months ended December 31, 2007, we had a net loss of $7,370,824 and negative cash flows from operations of $13,642,656. For the year ended September 30, 2007, we had a net loss of $44,483,482 and negative cash flows from operations of $21,839,550. For the fiscal year ended September 30, 2006, we had a net loss of $28,523,192 and negative cash flows from operations of $6,263,703. For the fiscal year ended September 30, 2005, we had a net loss of $40,163,407 and negative cash flows from operations of $12,449,211. For the fiscal year ended September 30, 2004, we had net losses of $14,687,875 and negative cash flows from operations of $18,735,430. As of December 31, 2007, our accumulated deficit was $146,980,261.

Risks Related To Our Securities

THE PRICE OF OUR COMMON STOCK IS VOLATILE. VOLATILITY MAY INCREASE IN THE FUTURE, WHICH COULD AFFECT OUR ABILITY TO RAISE CAPITAL IN THE FUTURE OR MAKE IT DIFFICULT FOR INVESTORS TO SELL THEIR SHARES.

The market price of our common stock may be subject to significant fluctuations in response to our operating results, announcements of new products or market expansions by us or our competitors, changes in general conditions in the economy, the financial markets, the electrical power transmission and distribution industry, or other developments and activities affecting us, our customers, or our competitors, some of which may be unrelated to our performance. The sale or attempted sale of a large amount of common stock into the market may also have a significant impact on the trading price of our common stock. During the last 12 months, the closing bid prices for our common stock have fluctuated from a high of $2.15 to a low of $0.83. Fluctuations in the trading price or liquidity of our common stock may adversely affect our ability to raise capital through future equity financings.

AS OF FEBRUARY 7, 2008, 36,657,606 COMMON SHARES ARE ISSUABLE UPON EXERCISE OF ALL OUTSTANDING OPTIONS, WARRANTS AND CONVERSION OF CONVERTIBLE NOTES FOR LESS THAN THE MARKET PRICE OF $1.29 PER SHARE. CASH PROCEEDS RESULTING FROM THE FULL EXERCISE AND CONVERSION OF THESE SECURITIES WOULD BE APPROXIMATELY $25,634,196. THE EXERCISE OR CONVERSION OF THESE SECURITIES COULD RESULT IN THE SUBSTANTIAL DILUTION OF THE COMPANY IN TERMS OF A PARTICULAR PERCENTAGE OWNERSHIP IN THE COMPANY AS WELL AS THE BOOK VALUE OF THE COMMON SHARES. THE SALE OF A LARGE AMOUNT OF COMMON SHARES RECEIVED UPON EXERCISE OF THESE OPTIONS OR WARRANTS ON THE PUBLIC MARKET TO FINANCE THE EXERCISE PRICE OR TO PAY ASSOCIATED INCOME TAXES, OR THE PERCEPTION THAT SUCH SALES COULD OCCUR, COULD SUBSTANTIALLY DEPRESS THE PREVAILING MARKET PRICES FOR OUR SHARES. FULL CONVERSION OF SUCH SHARES WOULD INCREASE THE OUTSTANDING COMMON SHARES BY 16.2% TO APPROXIMATELY 262,815,000 SHARES.

The exercise price or conversion price of outstanding options, warrants and convertible notes may be less than the current market price for our common shares. In the event of the exercise of these securities, a shareholder could suffer substantial dilution of his, her or its investment in terms of the percentage ownership in us as well as the book value of the common shares held. At the February 7, 2008 market price of $1.29 per share, 36,657,606 shares would be exercisable or convertible for less than the market prices. Full exercise and conversion of these below market shares would result in us receiving cash proceeds of $125,634,196 and would increase the outstanding common shares by 16.2% to approximately 262,815,000 shares.

ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 - DEFAULTS ON SENIOR SECURITIES

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 - OTHER INFORMATION

None

ITEM 6 - EXHIBITS

EXHIBIT INDEX

Number	Description

3.1(1)	Articles of Incorporation of the Company

3.2(2)	Certificate of Amendment to Articles of Incorporation

3.2(3)	Bylaws of Composite Technology Corporation, as modified January 6, 2006

10.1(4)	Agreement by and among Enertrag AG and EU Energy Ltd. dated as of September 27, 2006

10.2(5)	Agreement by and among EU Energy Inc., GE Infrastructure Technology, LLC and GE Infrastructure Technology International Inc. dated as of October 6, 2006

10.3(6)	Strategic Alliance Agreement by and between the Registrant and TECO-Westinghouse Motor Company dated as of November 27, 2006

10.4(7)
Modification of Agreement dated September 27, 2006 by and among Enertrag and the Registrant’s wholly owned subsidiary DeWind Turbines regarding E. Service GmbH dated as of January 19, 2007 (English translation)

10.5(8)	Distribution Agreement by and between the Registrant’s wholly owned subsidiary CTC Cable Corporation and Far East Composite Technology Company dated as of January 30, 2007

10.6(9)	Securities Purchase Agreement dated as of February 12, 2007 by and among the Registrant and the investors set forth therein

10.7(9)	Form of Senior Convertible Debenture

10.8(9)	Form of Warrant

10.9(9)	Registration Rights Agreement dated as of February 12, 2007 by and among the Registrant and the investors set forth therein

10.10(10)	Consulting Agreement dated as of April 1, 2007 between the Registrant and Michael Porter. Appointment of Officers

10.11(11)
Settlement agreement dated as of May 3, 2007 between DeWind GmbH and De Wind Holdings Limited, each subsidiaries of EU Energy Ltd. which was acquired by the Registrant in July 2006 and FKI plc, FKI Engineering Limited, and Brush Electrical Machines Limited

10.12(12)	Securities Purchase Agreement dated as of June 11, 2007 by and among the Registrant and the investors set forth therein

10.13(12)	Form of Warrant

10.14(12)	Registration Rights Agreement dated as of June 11, 2007 by and among the Registrant and the investors set forth therein

10.15(13)	Securities Purchase Agreement dated as of June 18, 2007 by and among the Registrant and the other parties listed therein

10.16(13)	Form of Warrant

10.17(13)	Registration Rights Agreement dated as of June 18, 2007 by and among the Registrant and the other parties listed therein

10.18(13)	Wind Turbine Agreement, dated as of June 15, 2007, by and between DeWind, Inc. and Enerserve Limited

10.19(14)	Letter Agreement dated as of October 31, 2007 between the Registrant and John P Mitola

10.20(14)	Option Agreement dated as of October 31, 2007 between the Registrant and John P Mitola

10.21(15)	Factoring agreement by and between the Registrant and Bradley Rotter dated as of December 31, 2006

10.22(16)	Sales Agreement, effective as of January 30, 2008 by and between S&M CZ s.r.o. and DeWind Ltd. (English translation)

31.1(17)	Rule 13a-14(a) / 15d-14(a)(4) Certification of Chief Executive Officer

31.2(17)	Rule 13a-14(a) / 15d-14(a)(4) Certification of Chief Financial Officer

32.1(17)	Section 1350 Certification of Chief Executive Officer

32.2(17)	Section 1350 Certification of Chief Financial Officer

(1) Incorporated herein by reference to Form 10-KSB filed as a Form 10-KT with the U. S. Securities and Exchange Commission on February 14, 2002.

(2) Incorporated herein by reference to Form 8-K filed with the U.S. Securities and Exchange Commission on December 18, 2007.

(3) Incorporated herein by reference to Form 8-K filed with the U.S. Securities and Exchange Commission on January 12, 2006.

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

(11) Incorporated herein by reference to Form 8-K filed with the U.S. Securities and Exchange Commission on May 9, 2007.

(12) Incorporated herein by reference to Form 8-K filed with the U.S. Securities and Exchange Commission on June 14, 2007.

(13) Incorporated herein by reference to Form 8-K filed with the U.S. Securities and Exchange Commission on June 21, 2007.

(14) Incorporated herein by reference to Form 8-K filed with the U.S. Securities and Exchange Commission on November 6, 2007.

(15) Incorporated herein by reference to Form 10-Q filed with the U.S. Securities and Exchange Commission on February 14, 2007.

(16) Incorporated herein by reference to Form 8-K filed with the U.S. Securities and Exchange Commission on February 5, 2008.

(17) Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPOSITE TECHNOLOGY CORPORATION
(Registrant)

By: /s/ Benton H Wilcoxon
Benton H Wilcoxon
Chief Executive Officer

February 11, 2008