Form 10-Q
period 2008-03-31
COMPOSITE TECHNOLOGY CORP
filed 2008-05-15
CIK 317477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 0-10999

COMPOSITE TECHNOLOGY CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

NEVADA	59-2025386
State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2026 McGaw Avenue, Irvine, CA	92614
(Address of Principal Executive Offices)	(Zip Code)

(949) 428-8500
(Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of: May 9, 2008

CLASS	NUMBER OF SHARES OUTSTANDING
Common Stock, par value $0.001 per share	239,886,110 shares

COMPOSITE TECHNOLOGY CORPORATION
Form 10-Q for the Quarter ended March 31, 2008
Table of Contents

Page
PART I – FINANCIAL INFORMATION
Item 1 Financial Statements	3
Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3 Quantitative and Qualitative Disclosures About Market Risk	37
Item 4 Controls and Procedures	37

PART II – OTHER INFORMATION
Item 1 Legal Proceedings	41
Item 1A Risk Factors	41
Item 2 Unregistered Sales of Equity Securities and the Use of Proceeds	44
Item 3 Defaults Upon Senior Securities	44
Item 4 Submission of Matters to a Vote of Security Holders	44
Item 5 Other Information	44
Item 6 Exhibits	45
SIGNATURE	47
INDEX TO EXHIBITS	45

ITEM 1

PART 1 - FINANCIAL STATEMENTS
COMPOSITE TECHNOLOGY CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2008	September 30, 2007
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$3,909,784	$22,656,834
Restricted Cash	200,000	—
Accounts Receivable, current, net of reserve of $582,157 and $595,980	14,252,740	7,808,986
Inventory, net	48,370,597	25,701,855
Advanced Payments for Turbine Inventory	11,327,594	12,893,507
Assets of Discontinued Operations	790,250	2,109,394
Prepaid expenses and Other Current Assets	3,790,634	3,499,510

Total Current Assets	82,641,599	74,670,086

Long Term Trade Receivables	3,371,865	2,809,558
Property and Equipment, net	9,426,616	7,942,677
Goodwill	24,218,539	24,218,539
Intangible Assets, net	22,028,025	22,558,600
Other Assets	571,733	635,554
TOTAL ASSETS	$142,258,377	$132,835,014

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable and Other Accrued Liabilities	$41,037,871	$20,645,794
Deferred Revenues and Customer Advances	37,533,047	35,581,067
Warranty Provision	14,268,851	12,522,837
Lease Obligation – Current	31,838	109,021

Total Current Liabilities	92,871,607	68,858,719

LONG TERM LIABILITIES
Long Term Portion of Deferred Revenues	854,758	1,136,404
Long-Term Portion of Warranty Provision	3,040,261	3,292,628
Convertible Notes – Long-Term	8,571,721	9,834,817
Total Long-Term Liabilities	12,466,740	14,263,849

Total Liabilities	105,338,347	83,122,568

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Common Stock, $.001 par value 600,000,000 shares authorized 226,496,764 and 221,308,530 issued and outstanding	226,496	221,308
Additional Paid-in Capital	196,287,694	189,604,754
Accumulated Deficit	(158,417,255)	(139,609,437)
Accumulated Other Comprehensive Loss	(1,176,905)	(504,179)
Total Shareholders’ Equity	36,920,030	49,712,446
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$142,258,377	$132,835,014

The accompanying notes are an integral part of these financial statements

COMPOSITE TECHNOLOGY CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)
AND FOR THE SIX MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

	Three Months ended March 31, 2008	Three Months ended March 31, 2007	Six Months ended March 31, 2008	Six Months ended March 31, 2007

Revenue:
Product Sales	$20,726,314	$8,191,091	$38,317,622	$16,229,624
Service Revenue	755,126	217,342	1,349,852	1,321,654
Total Revenue	21,481,440	8,408,433	39,667,474	17,551,278

Cost of Product Sold	17,482,129	6,970,512	31,106,665	14,467,928
Cost of Service Revenue	1,403,511	1,331,720	3,320,929	4,032,892
Gross margin	2,595,800	106,201	5,239,880	(949,542)

OPERATING EXPENSES
Officer compensation	350,829	250,002	605,252	497,696
General and administrative	3,767,003	6,224,215	7,376,816	9,126,852
Research and development	6,196,516	1,218,362	9,343,045	2,646,111
Sales and Marketing	1,289,516	892,405	2,466,566	1,470,250
Depreciation & Amortization	588,465	655,164	1,468,180	1,282,290
Total operating expenses	12,192,329	9,240,148	21,259,859	15,023,199
LOSS FROM OPERATIONS	(9,596,529)	(9,133,947)	(16,019,979)	(15,972,741)

OTHER INCOME /(EXPENSE)
Interest expense	(544,612)	(1,598,518)	(1,512,719)	(1,990,100)
Interest income	49,321	27,242	133,994	98,045
Other income	74,213	1,408	74,213	273,206
Expense related to modification of warrants	—	(285,588)	—	(285,588)
Total other income/(expense)	(421,078)	(1,855,456)	(1,304,512)	(1,904,437)

Net Loss from Continuing Operations before Income Taxes	(10,017,607)	(10,989,403)	(17,324,491)	(17,877,178)

Income Taxes	(1,300)	1,600	6,126	52,433

NET LOSS from Continuing Operations	(10,016,307)	(10,991,003)	(17,330,617)	(17,929,611)

Discontinued Operations (Note 1)
Loss from Discontinued Operations (including a net loss on sales of $0 and $0 for the three and six months ending March 31, 2008, respectively, and net loss on sales of $0 and $3,889,883 for the three and six months ending March 31, 2007 respectively)	1,420,687	82,200	1,477,201	103,634
Minority interest in loss of consolidated subsidiary	—	—	—	(10,719)
NET LOSS	(11,436,994)	(11,073,203)	(18,807,818)	(18,022,526)

OTHER COMPREHENSIVE LOSS
Foreign Currency Translation Adjustment net of tax of $0 , $0, $0, and $0	(480,960)	(69,235)	(672,726)	7,421
COMPREHENSIVE LOSS	$(11,917,954)	$(11,142,438)	$(19,480,544)	$(18,015,105)

BASIC AND DILUTED LOSS PER SHARE
Loss from continuing operations	$(0.04)	$(0.06)	$(0.08)	$(0.10)
Loss from discontinued operations	$(0.01)	$(0.00)	$(0.01)	$(0.00)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING	226,231,641	178,880,937	224,891,754	178,824,838

The accompanying notes are an integral part of these financial statements.

COMPOSITE TECHNOLOGY CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED MARCH 31, 2008 AND 2007

	For the Six Months ending Mar. 31, 2008	For the Six Months ending Mar. 31, 2007
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(18,807,818)	$(18,022,526)
Loss from discontinued operations	1,477,201	92,915
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation & Amortization	1,468,180	1,282,290
Amortization of prepaid expenses paid in stock	190,897	258,738
Interest and deferred finance charge amortization to detachable warrants and fixed conversion features	1,019,032	1,380,744
Expense related to fair value of vested options	877,727	723,601
Issuance of common stock for services	—	248,500
Compensation expense related to modification of stock warrants	—	478,984
Gain on sale of equipment	(74,729)	—
Changes in Assets / Liabilities:
Accounts Receivable	(7,006,061)	(361,990)
Inventory	(22,668,742)	(2,208,200)
Advanced payments for inventory	1,565,913	—
Prepaid expenses	(530,533)	(195,042)
Restricted cash	(200,000)	—
Other assets	(92,295)	163,734
Accounts Payable and Accrued expenses	20,392,077	4,176,962
Accrued Warranty Liability	1,493,647	119,527
Deferred revenue	1,670,334	(2,089,875)
Cash used in operating activities	(19,225,170)	(13,951,638)

CASH FLOW FROM INVESTING ACTIVITIES
Sale of equipment	110,325	—
Purchase of property and equipment	(2,457,140)	(3,979,719)
Cash used in investing activities	(2,346,815)	(3,979,719)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible debentures	—	21,455,500
Proceeds from exercise of warrants	3,721,301	—
Proceeds from Factoring Arrangements	—	1,800,000
Proceeds from Notes Payable	—	500,000
Proceeds from exercise of options	11,600	5,500
Payments on capital lease assets	(77,183)	(221,151)
Repayments of Notes Payable and Factoring Arrangements	—	(2,300,000)
Cash provided by financing activities	3,655,718	21,239,849
Effect of exchange rate changes on cash from continuing operations	(830,783)	39,908
Net increase/(decrease) in cash and cash equivalents from continuing operations	(18,747,050)	3,348,400

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Cash used in operating activities – discontinued operations	—	171,917
Cash used for investing activities – discontinued operations	—	(281,156)
Cash used for financing activities – discontinued operations	—	—
Effect of exchange rate changes on cash – discontinued operations	—	6,024
Net increase/(decrease) in cash and cash equivalents from discontinued operations	—	(103,215)
Total net increase/(decrease) in cash and cash equivalents	$(18,747,050)	$3,245,185
Cash and cash equivalents at beginning of period – continuing operations	22,656,834	2,475,132
Cash and cash equivalents at beginning of period – discontinued operations	—	103,215
Cash and cash equivalents at beginning of period	$22,656,834	$2,578,347
Cash and cash equivalents at end of period – continuing operations	3,909,784	5,823,532
Cash and cash equivalents at end of period – discontinued operations	—	—
Cash and cash equivalents at end of period	$3,909,784	$5,823,532

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR BANKRUPTCY ITEMS	$—	$316,592
INTEREST PAID	$540,102	$166,928
INCOME TAX PAID	$—	$1,600

The accompanying notes are an integral part of these financial statements.

Supplemental Schedule for Non Cash Financing Activities

During the first six months of fiscal 2008, the Company issued the following:

In October, 2007, the Company issued 1,677,183 shares of Common Stock for the conversion of $1,727,500 of Convertible Debt at a conversion price of $1.03 per share.

In March, 2008, the Company issued 339,806 shares of Common Stock for the conversion of $350,000 of Convertible Debt at a conversion price of $1.03 per share.

COMPOSITE TECHNOLOGY CORPORATION
AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Company

 Composite Technology Corporation, originally incorporated in Florida and reincorporated in Nevada, is an Irvine, CA based company operating in two segments: CTC Cable (“Cable”) and DeWind (“Wind”). The Cable Segment sells high energy efficiency patented composite core conductors known as “ACCC TM” for use in electric transmission and distribution lines. The Wind segment sells electricity generating wind turbines under the brand name DeWind. ACCC conductor is commercially available in the United States and Canada, China, Europe, the Middle East, and South America through direct sales to utilities and through distribution and purchase agreements.

In July 2006 we acquired EU Energy, Ltd. which has been operated as DeWind since the acquisition. DeWind wind turbines are commercially available from our manufacturing facilities in Germany and our contract manufacturer in Texas for our new D8.2 turbine models that are for sale worldwide as well as our D6 and D8 turbine models, which are for sale outside of North America.

Accounting

The accompanying unaudited consolidated financial statements of Composite Technology Corporation (the “Company” or “Composite Technology”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required for complete financial statements. Interim information is unaudited; however, in the opinion of the Company's management, the accompanying unaudited, consolidated financial statements reflect all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation of the Company's interim financial information. These financial statements and notes should be read in conjunction with the audited financial statements of the Company included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2007 filed with the Securities and Exchange Commission on December 14, 2007.

Discontinued Operations

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

On April 3, 2008 the Company and Enertrag closed the sale of the remaining 24.9% ownership in E Services for 500,000 Euros ($790,250 at March 31, 2008 exchange rates). The consolidated financial statements of Composite Technology Corporation have been restated to present the E Services operations, assets and liabilities as discontinued operations.

The assets and liabilities of E Services, which consist solely of assets and no liabilities, have been classified on the balance sheet as net assets of discontinued operations.

	March 31, 2008	September 30, 2007

Net assets of discontinued operations	$790,250	$2,109,394

The net income from operations of E Services has been classified on the statement of income as loss from discontinued operations. Summarized results of discontinued operations are as follows:

	Three months ended March 31,		Six months ended March 31,
	2008	2007	2008	2007

Service Revenues	$—	$—	$—	$3,889,883
Cost of Service Revenues	—	—	—	2,612,343
Selling, General & Administrative Expenses	—	—	—	1,237,249
Other Expenses	—	—	—	61,725
Losses from unconsolidated subsidiary accounted for under the equity method	—	82,200	56,514	82,200
Impairment of long term assets	1,420,687	—	1,420,687	—
Minority Interest in loss of consolidated subsidiary	—	—	—	(10,719)
Loss from discontinued operations	$1,420,687	$82,200	$1,477,201	$92,915

E Services had previously been accounted for as a Variable Interest Entity (VIE) in past accounting periods. For the three months ending December 31, 2006, the operations were consolidated into the operations of the Company. In January, 2007, the ownership ratio of E Services decreased to 24.9%, the operations were no longer consolidated and the VIE was accounted for under the equity method. The impairment loss recorded during the three and six months ended March 31, 2008 represents the writedown of the investment to the $790,250 sales value. Since October 1, 2006 E Services was operated as a stand-alone entity, generated no continuing cash flows and neither the Company nor any of its subsidiaries made any allocation of overhead including interest expense. No material contingent liabilities were retained after the disposal and no material operations activities occurred between March 31, 2008 and the disposal date.

REVENUE RECOGNITION

Revenues are recognized based on guidance provided in the Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 104 “Revenue Recognition in Financial Statements,” as amended (SAB 104). Accordingly, our general revenue recognition policy is to recognize revenue when there is persuasive evidence of an arrangement, the sales price is fixed or determinable, collection of the related receivable is reasonably assured, and delivery has occurred or services have been rendered.

The Company derives, or seeks to derive revenues from following sources:

(1) Product revenue which includes revenue from
a) the sale of composite core, stranded composite core, core and stranded core hardware, and other electric utility related products.
b) the sale of electrical generation turbines, related turbine parts, and license royalties on turbines sold by third parties

(2) Service revenue which includes revenue from the service and maintenance of turbine generators under service contracts or revenue from billings on a cost and materials basis.

In addition to the above general revenue recognition principles prescribed by SAB 104, our specific revenue recognition policies for each revenue source:

PRODUCT REVENUES. Product revenues are recognized when product shipment has been made and title has passed to the end user customer. Product revenues consist primarily of revenue from the sale of: (i) stranded composite core and related hardware to utilities either sold directly by the Company or through a distribution agreement, ii) composite core and related hardware sold to a cable stranding entity, or iii) turbines, turbine parts, or license rights sold to wind farm operators, utilities, and technology licensees. Revenues are deferred for product contracts where the Company is required to perform installation services until after the installation is complete. Our distribution agreements are structured so that our revenue cycle is complete upon shipment and title transfer of products to the distributor with no right of return.

CTC Cable sales for the three and six months ended March 31, 2007 and 2008 consisted of stranded ACCC conductor and ACCC hardware sold to end user utilities, sales of ACCC conductor sold to our Chinese distributor, and sales of ACCC conductor core and ACCC hardware to two of our stranding manufacturers. All ACCC related product sales were recognized upon delivery of product and transfer of title. There is no right of return for sales of ACCC conductor or ACCC core to our Chinese distributor. If sold as ACCC conductor, we offer an insured warranty for up to seven years. If selected, we reduce the contract value of the sale by the cost of the insurance policy. Except for the quarter ended March 31, 2008 when we reduced the value of the Polish contract by approximately $450,000 for an insured, extended warranty, the amount of revenue reduction related to conductor warranties is insignificant.

DeWind Turbine related sales for the three and six months ended March 31, 2007 and 2008 consisted of completed and installed wind turbine units, turbine parts, and license fees. For DeWind turbine revenues, for turbine sales, we recognized revenues for completed and installed wind turbine units upon the commissioning, or operational viability of each wind turbine unit. We recognized revenues on turbine parts sales upon delivery to the customer and title transfer. We recognized revenues on the license fees upon collection of the license fees and reporting by the licensee of units sold under each license agreement.

For turbine sales, our contracted sales typically include the turbine and warranty services for up to two years after turbine installation and we offer extended warranties for an additional fee. One turbine was sold during the three months ending March 31, 2008 that did not have a warranty. All other turbines sold carried a two year warranty. Our turbine sales are documented by turbine supply agreements that specify the contracted value of the turbine, the warranty service period, and the timing of cash payments by our customers. Our operational history and the value of extended warranties sold allow us to provide sufficient vendor specific objective evidence (VSOE) to value the warranty included with a wind turbine, generally $25,000 per rated megawatt of power per year representing expected warranty and availability related liabilities during the warranty period. We recognize as revenue the contracted turbine value reduced by the value of the warranty portion when the revenue cycle is completed as described above. Progress payments and customer deposits are recorded as deferred revenues until the revenue cycle is completed. Costs incurred and turbine materials purchased during the production of turbines in completion of the revenue cycle are capitalized into inventory. Operating expenses, including indirect costs and administrative expenses, are charged as incurred to periodic income and not allocated to contract costs.  The value of the warranty portion determined by the VSOE is deferred and recognized ratably over the life of the warranty service period. While we have had no instances of such contracts for the three and six months ending March 31, 2007 or 2008, For multiple element contracts where there is no vendor specific objective evidence (VSOE) or third-party evidence that would allow the allocation of an arrangement fee amongst various pieces of a multi-element contract, fees received in advance of services provided would be recorded as deferred revenues until additional operational experience or other vendor specific objective evidence becomes available, or until the contract is completed.

SERVICE REVENUES. Service revenues consist of service and maintenance on our wind turbines under flat rate contracts, typically billed in advance on an annual or semi-annual basis on a flat rate, as a full service contract, typically calculated as a rate per kilowatt of generation and billed monthly or quarterly in arrears, or as a point of sale service call basis billed on a time and materials basis. Service revenues are deferred and recognized ratably over the life of a flat rate service contract, recognized as billed for full service contracts, or for point of delivery services, when the service has been provided. Direct costs of uncompleted work related to maintenance or repairs activity is capitalized and expensed upon completion.  Billings for turbines on a time and materials basis are recorded into revenue as the services are delivered.

WARRANTY, RETROFIT, AND AVAILABILITY PROVISIONS

Warranty provisions consist of the estimates of the costs and liabilities associated with the post-sale servicing of our DeWind wind turbines. Warranty periods range from zero to seven years and may include parts-only warranties or parts and repair services warranties and may or may not include revenue guarantees. Warranty conditions are specific to and are governed by the turbine supply agreement contract. Warranty related liabilities for time periods in excess of one year are classified as non-current liabilities. Substantially all of our warranty liabilities relate to the turbine warranty liabilities acquired during the DeWind acquisition in 2006.

We use the following terms, all of which are accounted for as warranty related liabilities:

(1)
Warranty provisions represent the estimated costs to perform expected future repairs of wind turbines, which are covered under a warranty. We estimate warranty provisions based on the historical cost to provide the services under warranty including monitoring, repairs, parts, and insurance and based on the age of the turbine under warranty. We also include as warranty provisions the estimated losses on “full service” contracts where we provide full service in exchange for a revenue share of the wind power produced. For the three months ended March 31, 2008 our estimated warranty costs averaged approximately $1,600 per turbine per month under warranty and as of March 31, 2008 we had approximately 1,288 turbine – months remaining under warranty. We have also recorded approximately $1.6 million in loss provisions for full service losses in our warranty accrual payable or amortizable over the next ten years. We amortize the estimated warranties ratably over the remaining warranty period against the actual expenses incurred and we amortize the projected loss provisions against the expected future periods of full service losses.

(2)
Retrofit provisions represent the estimated future cost to perform significant repairs for known defects in turbines that are expected to be incurred during the warranty period or were obligated to be repaired while a turbine was under warranty. Retrofit costs are estimated based on management’s projection of the costs to repair the known defects on a parts and labor basis. When completed, retrofit provisions are amortized against the actual expenses incurred. All retrofit accruals are recorded as current liabilities.

(3)
Availability penalties represent a combination of i) the calculated revenue guarantees under the turbine supply agreement and ii) the estimate of future payments for revenue guarantees. Actual penalties are calculated under the terms of each individual contract and represent the guaranteed value of the wind power generated under the term of the contract. If the turbine delivers less than the rated power determined under the contract, subject to minimum wind conditions, DeWind is obligated under some contracts to reimburse the wind turbine purchaser for the shortfall subject to contract or turbine maximums, as applicable. Actual availability penalties are recorded as current liabilities although the actual penalties are often disputed and negotiated over time, often in excess of one year. Estimated penalties are determined by past availability histories and management estimates of the required revenue reimbursement on a per turbine basis and calculated using the expected availability rate multiplied by the number of months remaining under warranty. Estimated availability penalties are amortized against actual availability penalties incurred ratably over the remaining warranty period. As of March 31, 2008 we accrued estimated availability penalties of approximately $1,900 per turbine per month remaining under warranty. For warranty periods in excess of one year, the estimated availability penalty is recorded as a long term liability.

Estimates

The preparation of our financial statements conforms with accounting principles generally accepted in the United States of America, which requires management to make estimates and judgments in applying our accounting policies that have an important impact on our reported amounts of assets, liabilities, revenue, expenses and related disclosures at the date of our financial statements. On an on-going basis, management evaluates its estimates including those related to accounts receivable, inventories, stock-based compensation, warranty, retrofit and availability provisions and goodwill and intangibles. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from management’s estimates. We believe that the application of our critical accounting policies requires significant judgments and estimates on the part of management. We believe that the estimates, judgments and assumption upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the period presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management's judgment in its application. There are also many areas in which management's judgment in selecting among available alternatives would not produce a materially different result.

Our key estimates we use that rely upon management judgment include:
-
the estimates pertaining to the likelihood of our accounts receivable collectibility, These estimates primarily rely upon past payment history by customer and management judgment on the likelihood of future payments based on the current business condition of each customer and the general business environment.

-
the estimates pertaining to the valuation of our inventories. These estimates primarily rely upon the current order book for each product in inventory along with management’s expectations and visibility into future sales of each product in inventory.

-
the assumptions used to calculate fair value of our stock based compensation, primarily the volatility component of the Black-Scholes-Merton option pricing model used to value our warrants and our employee and non-employee options. This estimate relies upon the past volatility of our share price over time.

-
the warranty, retrofit and availability provisions for our wind turbines. These estimates rely primarily on the past history of repairs and maintenance, turbine downtime and incurred availability charges as calculated under the terms of each contract, and management judgment on: i) the likelihood of customer claims for availability based on past history, ii) the likelihood of proactively solving or preventing similar repair, warranty, or availability expenses in the future, and iii) the projected recovery of sub-warranty claims, insurance claims, and other mitigating reimbursements.

-
goodwill and intangible valuation. These estimates rely primarily on financial models reviewed by senior management which incorporate business assumptions made by management on the underlying products and technologies acquired in the DeWind acquisition and the likelihood that the values assigned during the initial valuations will be recoverable over time through increased revenues, profits, and enterprise value.

Except as noted in this document, the methodology and assumptions used for the estimates pertaining to the activity during the six months ended March 31, 2008 are consistent with those used for the estimates included in our Form 10-K for the year ended September 30, 2007 filed on December 14, 2007.

Reclassifications

Certain balances were reclassified to conform with current period presentation.

During the six months ended March 31, 2008, due to its materiality, the Company reclassified advanced payments for turbine inventory, previously included in inventory, as a separate line item on the balance sheet. This balance represents payments made to suppliers in advance for inventory not yet received as of the balance sheet date.

Additionally, during the same period, the Company recorded $200,000 of restricted cash as security to establish a standby letter of credit as required by a supplier for the purchase of inventory.

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

Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS 161)
In March, 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities” (SFAS 161). SFAS 161 amends and expands the disclosure requirements of SFAS 133 by providing additional disclosure on the use of derivative instruments including qualitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for periods beginning on or after November 15, 2008. We are currently evaluating the impact that SFAS 161 will have on our consolidated financial statements.

Significant new accounting policies adopted or implemented during the six months ended March 31, 2008

Statement No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48)

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting and disclosure for uncertainty in tax positions by prescribing a minimum probability threshold a tax position must meet to be recognized in the financial statements. FIN 48 requires an entity to recognize all or a portion of the financial statement benefit of an uncertain income tax position only if the position, based solely on its technical merits and on all relevant information as of the reporting date, would have a greater than 50% probability of being sustained were the relevant taxing authority to audit the applicable tax returns. If a tax position meets the threshold, then the entity will evaluate the benefits it would recognize at increasing levels of cumulative probabilities, and will record the largest amount of benefit that would have a greater than 50% probability of being sustained on audit (including resolution of any related appeals or litigation). An entity will not recognize any benefit of an uncertain income tax position that fails to meet the greater than 50% probability threshold.

The Company is subject to the provisions of FIN 48 as of October 1, 2007, and has analyzed filing positions in all of the federal, state, and foreign jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. As a result of adoption, we have recorded no tax liability and have no unrecognized tax benefits as of the date of adoption.

The Company files consolidated tax returns in the United States Federal jurisdiction and in California as well as foreign jurisdictions including Germany and the United Kingdom. The Company is no longer subject to US Federal income tax examinations for fiscal years before 2001, is no longer subject to state and local income tax examinations by tax authorities for fiscal years before 2001, and is no longer subject to foreign examinations before 2006.

During the three and six months ended March 31, 2008, the Company’s federal returns were selected for examination by the Internal Revenue Service (IRS) for prior fiscals years ended September 30, 2001 through 2005, all years in which net losses were reported and filed.  As of March 31, 2008, the IRS has not proposed any significant adjustments to the Company’s tax positions. Currently, the Company is not able to reasonably estimate the amount by which the liability for unrecognized tax benefits may increase or decrease during the next 12 months as a result of the ongoing IRS audit. However, the Company does not anticipate any adjustments that would result in a material change to its financial position. Payments relating to any proposed assessments arising from the 2001 through 2005 audits will not be made until a final agreement is reached between the Company and the IRS on such assessments or upon a final resolution resulting from the administrative appeals process or judicial action.

The Company recognizes potential accrued interest and penalties related to uncertain tax positions in income tax expense. During the three and six months ended March 31, 2008, the Company did not recognize any amount in potential interest and penalties associated with uncertain tax positions. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

The Company does not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statute of limitations prior to September 30, 2008.

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

Our principal sources of working capital have been private debt and equity issuances and historically, the Company has issued registered stock and unregistered, restricted stock, stock options, and warrants in settlement of both operational and non-operational related liabilities and as a source of funds.

Commercial orders: To date, since inception for our Cable products and since the acquisition of DeWind, we have received orders for approximately $54 million in ACCC conductor products and $224 million of Wind turbines. We will require a significant increase in customer orders at sufficient profit margin levels to cover our expenses and generate sufficient cash from operations.

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

We believe our cash position as of March 31, 2008 of $3.9 million and expected cash flows from revenue orders may not be sufficient to fund operations for the next four calendar quarters. In May, 2008 we closed a financing transaction for an equity investment of $10 million with an option for an additional $40 million at the option of the investor. With the $10 million investment, we anticipate that additional cash is needed to fund operations beyond August, 2008 and to the extent required, the Company intends to continue the practice of issuing stock, debt or other financial instruments for cash or for payment of services until our cash flows from the sales of our primary products is sufficient to provide cash from operations or if we believe such a financing event would be a sound business strategy. If the investor were to invest the additional $40 million, we expect that the total investment of $50 million along with expected cash flows from revenue orders would be sufficient to fund operations for the next four calendar quarters.

NOTE 3 – BALANCE SHEET DETAILS

Accounts Receivable

Accounts Receivable consisted of the following at March 31, 2008 and September 30, 2007:

	March 31, 2008	September 30, 2007
	(unaudited)
Turbine products and service receivables	$11,795,239	$8,148,472
Unbilled receivables	2,042,796	1,867,009
Cable products receivables	4,415,496	1,199,043
Gross Receivables	$18,253,531	$11,214,524
Reserves	(628,926)	(595,980)
Net receivables	$17,624,605	$10,618,544
Portion relating to greater than one year, net of reserves of $0 and $0	3,371,865	2,809,986
	$14,252,740	$7,808,986

The asset unbilled receivables (noted in above table) represents revenue that is recognizable due to the performance of services for which billings have not been generated as of the balance sheet date. In general, amounts become billable pursuant to contractual milestones or in accordance with predetermined billing schedules.

Inventories and Advanced Payments for Turbine Inventory

Inventories and advanced payments for turbine inventory consisted of the following at March 31, 2008 and September 30, 2007:

	March 31, 2008	September 30, 2007
	(unaudited)
Raw Materials and Turbine Parts	$39,497,251	$12,590,808
Work in Progress	8,755,127	10,621,287
Finished Goods	2,269,892	3,984,804
Gross Inventory	$50,522,270	$27,196,899
Reserves	(2,151,673)	(1,495,044)
Net Inventory	$48,370,597	$25,701,855

Advanced Payments for Turbine Inventory	$11,327,594	$12,893,507

Advanced payments for turbine inventory represents payments made to suppliers in advance for inventory not yet received as of the balance sheet date.

Property and Equipment

Property and equipment consisted of the following at March 31, 2008 and September 30, 2007:

	Estimated Useful Lives	March 31, 2008	September 30, 2007
		(unaudited)
Office furniture and equipment	3-10 yrs	$1,456,722	$1,240,703
Production Equipment	3-10 yrs	6,827,058	5,923,236
Wind Turbines in production	20 yrs	3,699,236	3,320,536
Automobiles	3-5 yrs	42,230	26,301
Leasehold improvements	7 yrs	1,252,945	424,184
Total Property		$13,178,191	$10,934,960
Accumulated Depreciation		(3,851,575)	(2,994,283)
Property, net		$9,426,616	$7,942,677

Intangible Assets

There were no additions to our acquisition-related intangible assets during the six month period ending March 31, 2008. Information regarding our acquisition-related intangible assets are as follows:

	Gross Carrying Amount	Accumulated Amortization			Net Carrying Amount
	September 30,	Sept 30,		March 31,	March 31,
	2007	2007	Amortized	2008	2008
Supply Agreements	$12,347,000	$—	$(165,000)	$(165,000)	$12,182,000
Tech Transfer Agreements	3,131,000	—	(176,575)	(176,575)	2,954,425
Tradename	7,553,000	(472,400)	(189,000)	(661,400)	6,891,600
Service Contracts	1,442,000	(1,442,000)	—	(1,442,000)	—
Subtotal, Intangible Assets	$24,473,000	$(1,914,400)	$(530,575)	$(2,444,975)	$22,028,025

Amortization expense of other acquisition-related intangible assets was $530,575 and $652,000 for the six months ended March 31, 2008 and 2007, respectively. Our acquisition-related intangible assets are amortized on a per turbine unit shipped basis for the Supply and Technology Transfer Agreements, over the life of the underlying service contracts expiring through 2009, and on a 20 year straight line basis for the tradename.

Estimated amortization expense for other acquisition-related intangible assets on our March 31, 2008 balance sheet for the fiscal years ending September 30, is as follows:

Remainder of 2008	$901,667
2009	3,506,108
2010	4,291,717
2011	4,542,933
2012	3,595,000
Thereafter	5,190,600
Total	$22,028,025

Accounts Payable and Accrued Liabilities

Accounts Payable and Accrued Liabilities consisted of the following at March 31, 2008 and September 30, 2007:

	March 31, 2008	September 30, 2007
	(unaudited)
Trade Payables	$36,375,899	$15,161,739
Legal Provision	1,709,984	2,072,434
Accrued Acquisition Costs	250,000	318,502
Accrued Payroll	985,810	1,014,702
Accrued Interest	207,111	—
Due to Affilliates	1,291,469	1,848,521
Deferred Rents	217,598	227,059
Other Accruals	—	2,837
Total Accounts Payable and Accrued Liabilities	$41,037,871	$20,645,794

Deferred Revenues and Customer Deposits

Deferred Revenues and Customer Deposits represent balances billed or cash advanced to the Company in advance of completion of the revenue cycle.

The following table sets forth an analysis of deferred revenues and customer deposits as of March 31, 2008 and September 30, 2007:

	March 31, 2008	September 30, 2007
	(unaudited)
Customer advances on turbines and turbine parts sales	$33,309,799	$30,352,975
Deferred revenues – Other turbine related	3,028,486	4,030,602
Deferred revenues – Cable Sales	2,049,520	2,333,894
Total, Deferred revenues & customer advances	$38,387,805	$36,717,471
Balance included in current liabilities	37,533,047	35,581,067
Long Term Deferred Revenues	$854,758	$1,136,404

Warranty Reserve

Warranties relate to the product warranty, retrofit accruals, and availability guarantees for our wind turbines. We accrue for our product warranty costs at the time of shipment. These product warranty costs are estimated based upon our historical experience and specific identification of product requirements. See also Note 1.

The following table sets forth an analysis of warranty reserve activity as of March 31, 2008.

March 31, 2008
(unaudited)
Balance at September 30, 2007	$15,815,465
Additional reserves recorded to expense	6,038,691
Reserves utilized	(2,838,644)
Reserves released for customer settlement	(1,706,400)
Balance at March 31, 2008	$17,309,112
Less Amount classified as current liabilities	14,834,484
Long Term Warranty Liability at March 31, 2008	$2,474,628

During the quarter ending March 31, 2008 the Company reached a settlement agreement with a DeWind customer that resulted in reduction of future warranty, related availability, and loss provisions previously estimated at $2.7 million. The Company reduced the liability to this customer by $1,619,200 reflecting the change in an estimate of the required warranty exposure for these turbines. The remaining liability for this customer is payable at approximately $140,000 per year for ten years and the balance remaining in warranty liability of $1,005,000 represents the discounted present value of the remaining payments due over time.

NOTE 4 – OPERATING SEGMENTS

During the periods presented, our current Chief Executive Officer was identified as our Chief Operating Decision Maker (CODM) as defined by SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information” (SFAS 131).

Our CODM manages our company based primarily on broad functional categories of sales, services, manufacturing, product development and engineering and marketing and strategy. Our CODM reviews consolidated financial information on revenues and gross margins for products and services and also reviews operating expenses, certain of which have been allocated to our two operating segments.

CTC conducts its operations in the following two business segments: CTC Cable Division and DeWind Turbine Division. The segments have been organized on the basis of products. All of each segment’s product revenues relate to external customers. See also the analysis in Item 2 Management Discussion and Analysis.

ACCC Cable Division
Located in Irvine, California with sales operations in Irvine, California; Shanghai, China; Europe, the Middle East, and Brazil, the CTC Cable Division produces and sells ACCC electrical conductor products and related ACCC hardware products. ACCC cable production is a two step process. The Irvine operations produce the high strength, light weight, reduced sag composite “core” (ACCC core) which is then shipped to one of four cable stranding licensees in Canada, Belgium, China or Bahrain where the core is stranded with conductive aluminum to become ACCC conductor. ACCC conductor and core are sold through a distribution agreement with General Cable in the US and Canada and ACCC conductor and core are sold outside the US and Canada directly to utilities as well as through license and distribution agreements with Lamifil in Belgium, Jiangsu New Far East in China and Midal in Bahrain. ACCC cable has been sold commercially since 2005 and is currently marketed worldwide to electrical utilities and transmission companies.

DeWind Turbine Division
The Wind division operates under the brand name DeWind. Located in Lubeck Germany with sales operations in Dallas, Texas and Irvine, California, the DeWind Division produces, services, and sells DeWind turbines in the 1.25 and 2.0 Megawatt range.

Segment information for the three months ended March 31, 2008 and 2007 is as follows:

	Corporate	Cable	Turbine	Total
Three Months Ended:
March 31, 2008
Revenues	$—	$10,492,098	$10,989,342	$21,481,440
Operating income (loss)	(1,479,870)	56,832	(8,173,491)	(9,596,529)
Total assets	828,355	13,698,874	127,731,148	142,258,377
Goodwill	—	—	24,218,539	24,218,539
Capital expenditures	—	(933,823)	(1,523,317)	(2,457,140)
Depreciation & amortization	—	204,867	383,598	588,465

March 31, 2007
Revenues	$—	$2,703,094	$5,705,339	$8,408,433
Operating income (loss)	(1,646,829)	(880,294)	(6,606,824)	(9,133,947)
Total assets	5,303,055	11,558,627	87,399,296	104,260,978
Goodwill	—	—	25,711,940	25,711,940
Capital expenditures	—	(340,411)	(3,639,308)	(3,979,719)
Depreciation & amortization	—	202,945	452,219	655,164

The Company operates and markets its services and products on a worldwide basis with its principal markets as follows:

	Three Months Ended
	March 31, 2008			March 31, 2007
Revenue allocation by geographic region based on location of customer:	Cable	Turbine	Consolidated	Cable	Turbine	Consolidated
Europe	$6,192,165	$2,434,530	$8,626,695	$—	$219,448	$219,448
China	4,188,375	5,150,832	9,339,207	1,100,000	5,485,891	6,585,891
South America	68,001	3,403,980	3,471,981	—	—	—
North America	43,557	—	43,557	1,603,094	—	1,603,094
Total Revenue	$10,492,098	$10,989,342	$21,481,440	$2,703,094	$5,705,339	$8,408,433

	March 31, 2008			September 30, 2007
Long-lived assets (including goodwill and intangible assets) by geographic region based on location of operations:	Cable	Turbine	Consolidated	Cable	Turbine	Consolidated
Europe	$—	$52,902,689	$52,902,689	$—	$52,436,786	$52,436,786
United States	2,770,491	—	2,770,491	2,283,030	—	2,283,030
Total long-lived assets (including goodwill and intangible assets)	$2,770,491	$52,902,689	$55,673,180	$2,283,030	$52,436,786	$54,719,816

During the quarter, three customers in China represented 43.5% of revenues (two customers from our DeWind segment and one customer from our Cable segment at 24.0% and 19.5%, respectively), two customers in Europe with 36.6% of revenues (one customer each from DeWind and Cable segments at 7.8% and 28.8%, respectively) and one customer (from our DeWind segment) in South America with 15.9% of revenues. No other customer represented greater than 5% of consolidated revenues.

NOTE 5 – EQUITY BASED COMPENSATION

The Company historically has issued equity based compensation in the form of stock options to its employees and consultants via option grants. The Company uses the guidelines of SFAS 123R which requires fair value calculation of the grant and a recognition of the cost of employee services received in exchange for the award over the period the employee is required to perform the services.

The values of the financial instruments are estimated using the Black-Scholes-Merton (Black-Scholes) option pricing model. Key assumptions used during the six months ended March 31, 2008 and 2007 to value options and warrants granted are as follows:

	Six Months Ended
	March 31,
	2008	2007
Risk Free Rate of Return	3.28-4.29%	4.7-4.85%
Volatility	88%	83-98%
Dividend yield	0%	0%
Expected life	0-5 yrs	0-5 yrs

Our computation of expected volatility for the six months ended March 31, 2008 is based on historical and volatility over the expected life of the options granted. Our computation of expected life is based on historical exercise patterns. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

On March 29, 2006, the Securities and Exchange Commission published Staff Accounting Bulletin No. 107 (SAB 107), which provides the Staff’s views on a variety of matters relating to stock-based payments. SAB 107 requires stock-based compensation to be classified in the same expense line items as cash compensation. Information about stock-based compensation included in the results of operations for the quarters and six months ending March 31, 2008 and 2007 is as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	March 31	March 31	March 31	March 31
	2008	2007	2008	2007
Cost of Product Sold	$14,818	$15,761	29,636	$46,795
Officer Compensation	110,253	—	110,253	—
Selling and marketing	168,588	149,989	210,096	198,826
Research and development	211,611	56,405	288,322	90,296
General and administrative	156,187	369,027	239,419	387,684
Totals	$661,457	$591,182	$877,727	$723,601

As of March 31, 2008, there was $8.9 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements related to stock options. The costs are expected to be recognized over a weighted-average period of 2.5 years.

Significantly all of our existing options are subject to time of service vesting. Our stock options vest either on an annual or a quarterly basis for options subject to time of service vesting or for specific performance for option vesting tied to performance criteria. For the remainder of fiscal 2008, we expect stock based compensation expense related to employee stock options of approximately $2,100,000 before income taxes. Such amounts may change as a result of additional grants, forfeitures, modifications in assumptions and other factors.

The following table summarizes the Stock Plan stock option activity as of March 31, 2008.

	Number of Options	Average Exercise Price
Outstanding, September 30, 2007	15,019,870	$0.91
Granted	3,745,000	$1.79
Exercised	10,000	$1.16
Cancelled	(106,600)	$0.56
OUTSTANDING, March 31, 2008	18,648,270	$1.09

EXERCISABLE, March 31, 2008	8,501,771	$0.78

The weighted-average remaining contractual life of the options outstanding at March 31, 2008 was 3.7 years. The exercise prices of the options outstanding at March 31, 2008 ranged from $0.25 to $2.09, and information relating to these options is as follows:

Range of Exercise Prices	Stock Options Outstanding	Stock Options Exercisable	Weighted Average Remaining Contractual Life in years	Weighted Average Exercise Price of Options Outstanding	Weighted Average Exercise Price of Options Exercisable
$0.25-0.49	1,613,216	1,613,216	3.7	$0.29	$0.29
$0.50-$0.99	2,775,000	2,548,333	3.7	$0.59	$0.58
$1.00-$1.49	10,315,054	4,098,722	3.7	$1.07	$1.02
$1.50-$2.09	3,945,000	241,500	3.7	$1.80	$1.92
Total	18,648,270	8,501,771

NOTE 6 – EQUITY

COMMON STOCK

During the six months ended March 31, 2008 the Company issued a total of 5,188,414 shares for the exercise of options and warrants and for the conversion of convertible debt as follows:

In October, 2007, the Company issued 1,677,183 shares of Common Stock for the conversion of $1,727,500 of Convertible Debt at a conversion price of $1.03 per share.

In October, 2007, the Company issued 10,000 shares of Common Stock for the cash exercise of 10,000 options at an exercise price of $1.16. The Company received $11,600 in cash for this exercise.

In December, 2007, the Company issued 2,403,847 shares of Common Stock for the cash exercise of a similar number of warrants at an exercise price of $1.11 per warrant and the Company issued 757,576 shares of Common Stock for the cash exercise of a similar number of warrants at an exercise price of $1.39 per warrant. Cash proceeds from these warrant exercises totaled $3,721,301.

In March, 2008, the Company issued 339,806 shares of Common Stock for the conversion of $350,000 of Convertible Debt at a conversion price of $1.03 per share.

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

The following table summarizes the Warrant activity for the six months ending March 31, 2008:

	Number of Warrants	Weighted-Average Exercise Price

Outstanding, September 30, 2007	32,449,107	$1.30
Granted	—	$—
Exercised	3,161,423	$1.18
Cancelled	—	$—
OUTSTANDING, March 31, 2008	29,287,684	$1.31

EXERCISABLE, March 31, 2008	29,287,684	$1.31

The following table summarizes the warrants issued, outstanding, and exercisable as of March 31, 2008:

Warrant Series	Grant Date	Strike Price		Expiration Date	Warrants remaining	Proceeds if Exercised	Call feature
“December 2003”	Dec., 2003	$2.04		December, 2008	120,000	$244,800	(F	)
August, 2004 Debenture warrants	Aug, 2004	$1.40	(A)	August, 2008	3,221,471	4,510,059	None
Debenture Amend	Nov, 2004	$1.40	(A)	November, 2008	1,083,592	1,517,029	None
Series T	Sept, 2004	$1.00		July, 2008	160,000	160,000	None
Series U	Sept, 2004	$1.83		August, 2008	512,362	937,622	(H)
October, 2005 DIP Series 1	Oct, 2005	$1.21	(B)	October, 2008	996,538	1,205,811	None
October, 2005 DIP Series 2	Oct, 2005	$1.31	(C)	October, 2008	1,003,207	1,314,201	None
2006 Series A1	Mar, 2006	$1.55		March, 2009	150,000	232,500	None
2006 Series A2	Mar, 2006	$0.99	(D)	March, 2009	1,489,399	1,474,505	None
2006 Series B	Various 2006	$2.00		May, 2009	2,191,466	4,382,932	(I)
2006 Series C	May, 2006	$1.25		December, 2009	200,000	250,000	None
2006 Series D	May, 2006	$1.50		December, 2009	200,000	300,000	None
2006 Series E	May, 2006	$1.75		December, 2009	200,000	350,000	None
2007 Series F	Nov, 2006	$1.10		November, 2009	220,000	242,000	None
2007 Convertible Debt	Feb, 2007	$1.11	(E)	February, 2010	7,367,815	8,178,275	None
2007 Convertible Debt Fees	Mar, 2007	$1.03	(E)	February, 2010	1,316,833	1,356,338	None
2007 Factoring	Mar, 2007	$1.06		February, 2009	1,800,000	1,908,000	None
June PIPE Series 1	Jun, 2007	$1.39	(E)	June, 2010	5,490,100	7,631,239	None
June PIPE Series 2	Jun, 2007	$1.40	(E)	June, 2010	1,564,901	2,190,862	None
Total					29,287,684	$38,386,173

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

(F) Callable if closing market price is 200% of strike price for 20 consecutive trading days

(G) Callable if closing market price is 300% of strike price for 5 consecutive trading days

(H) Callable if closing market price is 200% of strike price for one trading day

(I) Callable if trading price is greater than $2.50 for 10 consecutive days

On May 9, 2008 we closed an equity transaction that resulted in the triggering of anti-dilution protection of the following series resulting in exercise price decreases and additional warrant issuances:

	March 31, 2008 price	Reset price	March31, 2008 Warrants	Additional Warrants	Reduction in Cash Proceeds
August, 2004 Debenture warrants	$1.40	$1.29	3,221,471	—	$354,605
Debenture Amend	$1.40	$1.29	1,083,592	—	119,195
October, 2005 DIP Series 1	$1.21	$1.17	996,538	34,083	—
October, 2005 DIP Series 2	$1.31	$1.27	1,003,207	31,597	—
2006 Series A2	$0.99	$0.75	1,489,399	476,608	—
2007 Convertible Debt	$1.11	$1.06	7,367,815	—	368,391
2007 Convertible Debt Fees	$1.03	$1.00	1,316,833	—	39,505
June PIPE Series 1	$1.39	$1.27	5,490,100	—	658,812
June PIPE Series 2	$1.40	$1.28	1,564,901	—	187,788
Total				542,288	$1,728,296

LOSS PER SHARE

The Company utilizes SFAS No. 128, “Earnings per Share.” Basic loss per share is computed by dividing loss available to common shareholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Common equivalent shares are excluded from the computation if their effect is anti-dilutive.

The following common stock equivalents were excluded from the calculation of diluted loss per share for the three and six months ended March 31, 2008 and 2007 since their effect would have been anti-dilutive:

	March 31
	2008	2007
Options for common stock	18,648,270	15,529,336
Warrants	29,287,684	26,580,274
Convertible Debentures, if converted	9,800,948	26,044,565
	57,736,902	68,154,175

NOTE 7 – DEBT AND NOTES PAYABLE

In October, 2007, $1,727,500 of principal of the February, 2007 convertible debt was converted into 1,677,185 shares of common stock of the Company at a conversion price of $1.03.

In March, 2008, $350,000 of principal of the February, 2007 convertible debt was converted into 339,806 shares of Common Stock at a conversion price of $1.03 per share.

A total of $10,094,973 of principal of the February, 2007 convertible debt remained at March 31, 2008 convertible at a current conversion price of $1.03 per share into 9,800,948 shares, if fully converted.

On May 9, 2008 as a result of the equity transaction as described in Note 11, we reset the conversion price of the remaining $10,037,280 of our Senior Convertible Notes from $1.03 to $1.00 per share. The fair value of the additional conversion shares will be recorded as additional debt discount to be amortized over the remaining term of the debt.

The following table summarizes the Company’s debt structure as of March 31, 2008 and September 30, 2007:

	March 31, 2008	September 30, 2007
	(unaudited)
Senior Convertible 8% Notes due January, 2010 net of discount of $1,523,252 and $2,337,656	$8,571,721	$9,834,817
Capital Leases	31,838	109,021
Total Debt	$8,603,559	$9,943,838
Less balance included in current liabilities	31,838	109,021
Long Term Debt	$8,571,721	$9,834,817

NOTE 8 – COMMITMENT AND CONTINGENCIES

Please refer to the Commitment and Contingencies Note number 17 on page 79 of our Form 10-K filed on December 14, 2007 for a detailed listing of our commitments and contingencies. There were no material changes other than in the ordinary course of business and as updated in the Off Balance Sheet disclosure in Item 2 below.

During the quarter and six months ended March 31, 2008, our purchasing efforts increased after having negotiated frame supply contracts during the six months ending March 31, 2008 and the prior fiscal year 2007 with numerous vendors for the purchase of wind turbine components for delivery in fiscal years 2008 and 2009. These contracts are considered to be in the ordinary course of business under ordinary payment terms. Material purchase commitments as of March 31, 2008 are estimated at $10 million. Advanced payments made for turbine inventory under these contracts are included as a separate line item on our balance sheet, which totaled $11,327,594 as of March 31, 2008.

NOTE 9 – LITIGATION

Please refer to the Form 10-K filed on December 14, 2007 for detailed descriptions of the following litigation cases. The following updates to our litigation cases occurred between October 1, 2007 and May 12, 2008.

A. Enable Growth Partners, Enable Opportunity Partners, and Pierce Diversified Strategy Master Fund (collectively “Enable”) v. Composite Technology Corporation

On November 7, 2007, oral arguments were heard on our motion to dismiss. On May 12, 2008 Justice Bernard J. Fried of the Supreme Court of the State of New York granted our motion to dismiss and ordered that the case be closed.

B. FKI Engineering Ltd., FKI plc, and Brush Electrical Machines Ltd (collectively “FKI”) v. the Company and certain of its wind segment subsidiaries (here referred to as “DeWind”); DeWind v. FKI.

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

In April, 2008 DeWind filed an amended counterclaim for the capital reserve accounts matter against FKI for 37,672,950 Euros ($59,542,210 at March 31, 2008 exchange rates) representing loans that DeWind contends were illegally repaid to FKI from DeWind between June, 2004 and June, 2005, plus statutory interest calculated since July, 2006 estimated to be in excess of 3,500,000 Euros ($5,531,750 at March 31, 2008 exchange rates), and inestimable additional attorney and court costs, restitution, tax indemnity, and other damages.

The resolution of the capital reserve accounts issues is not reasonably estimable at this time and no contingent asset has been recorded to date for any future funds potentially receivable from FKI, if any, to resolve the capital reserve account issues.

On December 7, 2007 a hearing was conducted to hear arguments on FKI’s motion for summary judgment of their claims for the FKI bond calls and the Brush claim. FKI received approval of a summary judgment on their positions consisting of a net judgment of 1,415,000 Euros plus interest and costs estimated at approximately 164,000 Euros on the FKI bond call claim and 650,000 Euros plus interest and costs of approximately 115,000 Euros for a total judgment of approximately 2,344,000 Euros ($3,705,000 at March 31, 2008 exchange rates).

Subsequent to the December 7, 2007 hearing, FKI and DeWind met in January, 2008 to resolve all differences related to the FKI bond claim, the Brush Claim, and the Capital Accounts claim. We conducted settlement talks in January, 2008 without reaching agreement on all issues. Subsequent to these talks, the Company made a 153,000 Euro ($219,000 at January, 2008 exchange rates) progress payment on the FKI claims in exchange for additional time to prepare a revised settlement proposal that was provided on February 15, 2008. FKI rejected the settlement proposal. In April, 2008 mediation meetings to explore settlement of the Brush claim were held. No settlement was finalized at these meetings. If mediation is unsuccessfully, additional legal proceedings on the Brush claim are scheduled in May, 2008.

Since the December, 2007 hearing, during the quarter ended March 31, 2008 additional court costs totaling 265,000 Euros ($419,000 at March 31, 2008 exchange rates) primarily related to a change of venue of the capital accounts claim and which have been recorded as General and Administrative expense.

FKI may attempt to enforce collection of the funds due to FKI from two of the Company’s subsidiaries for their adjudicated debts due from DeWind GmbH and its holding company, DeWind Holdings. If FKI were to do enforce the payment under its claims, it may possibly force either or both of these subsidiaries into insolvency proceedings under German law if the claims remained unpaid. DeWind Holdings is in turn a wholly owned subsidiary of DeWind Turbines, Ltd. which is in turn a wholly owned subsidiary of Composite Technology Corporation. Substantially all of DeWind Holdings’ assets are the shares of DeWind, GmbH. DeWind GmbH operates substantially for the purpose of servicing and managing the warranty liabilities existing for the European wind turbine operations. We believe that if the subsidiaries were forced into insolvency that it would have a minimal impact on the current or expected future operations of our wind segment.

C.  Zephyr GmbH & Co. KG v. DeWind GmbH

There were no changes to the Zephyr case between October 1, 2007 and May 12, 2008.

NOTE 10 – RELATED PARTIES

The Company currently has contracts with two companies owned by its director, Michael McIntosh: a legal services agreement with The McIntosh Group (TMG) for patent and intellectual property services and a consulting agreement with Technology Management Advisors, LLC (TMA) for strategic business advisory services related to technology and international patent and intellectual property filings.

•	An agreement between TMG and CTC Cable, a wholly owned subsidiary operating as the “cable” division of the Company to provide patent and intellectual property services for that division.
•	An agreement between TMG and EU Energy, a wholly owned subsidiary operating as the “wind” division of the Company to provide patent and intellectual property services for that division.
•	An agreement between TMA and the Company to provide management services related to the Company’s technology protection and management.

Each of these agreements is for $250,000 per year, payable in equal installments at the beginning of each calendar month. Each Agreement will terminate on July 3, 2009, provided that it may be terminated at the end of each anniversary of its effective date upon 90 days prior written notice to the other party.

For the three and six months ended March 31, 2008, we recorded consulting fees of $125,000 and $250,000, respectively. In addition, we paid $33,185 and $106,899 of reimbursable expenses for the three and six months ended March 31, 2008, representing pass-through expenses for incidental expenses as well as patent and intellectual property related fees. All balances were expensed to Research and Development expenses. As of March 31, 2008 we had a balance due of $132,730 to TMA and TMG combined.

NOTE 11 - SUBSEQUENT EVENTS

On April 3, 2008 we sold our remaining 24.9% ownership of E Services to Enertrag for 500,000 Euros ($790,250 at March 31, 2008 exchange rates). We have classified the operations of E Services as discontinued operations in the financial statements.

On May 5, 2008 we signed a financing agreement for a senior secured debt facility for $5,000,000. The facility is for a term of six months at an interest rate of 17% per annum. Prepayment was permitted so long as the entire six month’s worth of interest had been also paid. Fees of $150,000 were paid to the lender to establish this agreement and fees of $100,000 were paid to a placement agent. The agreement calls for a priority first lien on substantially all of the US based assets of the Company on a consolidated basis. On May 5, 2008 we drew $2,500,001 of this facility. On May 13, 2008 we repaid the $2,500,001 in principal and interest of $212,500 out of the proceeds of our May 9, 2008 financing described below. We issued 1,125,000 warrants in conjunction with this financing at an exercise price of $0.99 per warrant valued under the Black-Scholes-Merton option pricing model at $0.3947 per warrant using a 3 year term, a volatility of 90%, a risk free rate of 3.5% and a 0% dividend rate. We will record the fair value of these warrants to interest expense.

On May 9, 2008 we closed the placement of 13,333,333 shares of the Company’s common stock at a price per share of $0.75 per share for proceeds of $10,000,000 and we issued an option to sell an additional 45,454,545 shares of common stock at a price of $0.88 per share for possible proceeds of an additional $40,000,000. The option expires on June 30, 2008. We incurred no placement fees for this transaction and an immaterial amount of legal fees for this transaction. As a result of this transaction, we triggered antidilution protection provisions in our warrant series’ as described in Note 6 and our remaining $10,037,280 of our 8% convertible Debentures as described in Note 7.

On May 12, 2008, as discussed in Note 9, Justice Bernard J. Fried of the Supreme Court of the State of New York granted our motion to dismiss the Enable v. Composite Technology Corporation case and ordered that the case be closed.

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

The quarter ended March 31, 2008 represented continued progress on our growth initiatives in both of our two operating divisions. We continued to lay the groundwork for rapid revenue growth in our DeWind Division and we opened up key new markets for our ACCC products sold in our CTC Cable Division. Subsequent to the March 31, 2008 quarter end, we closed a significant equity financing transaction in order to better capitalize the Company.

Corporate
On May 5, 2008 we executed a bridge financing agreement to borrow up to $5,000,000 with ACF CTC, L.L.C. in two tranches of $2,500,000 each. The agreement is a senior secured debt agreement that uses substantially our entire asset base as secured collateral. We immediately borrowed the first tranche. On May 8, 2008 we closed a financing transaction with Credit Suisse Securities (Europe) Ltd. whereby it agreed to immediately invest $10,000,000 in the common stock of our company with a further option to invest an additional $40,000,000 upon the completion of due diligence on the Company. We received these funds on May 12, 2008 and repaid the ACF debt on May 13, 2008. The option with Credit Suisse expires on June 30, 2008.

We believe that the Credit Suisse arrangement has the potential to provide the Company with sufficient growth capital for both our DeWind and CTC Cable divisions as well as provide the Company with a substantial cash position on our balance sheet. It has been represented to CTC and DeWind management by potential wind turbine customers that one of the key barriers to making large advance payments on long term contracts with our DeWind division has been the going concern risk that is indicated by a low cash position. We believe that a sizable cash position is a necessary condition so as to enable wind turbine orders of sufficient size to benefit from the economies of scale required to allow DeWind to grow into a profitable business.

ACCC Cable Division
Located in Irvine, California with sales operations in Irvine, California, Shanghai, China, Europe, the Middle East, and Brazil, the CTC Cable Division produces and sells ACCC conductor products and related ACCC hardware products. ACCC conductor production is a two step process. The Irvine operations produce the high strength, light weight, reduced sag composite “core” (ACCC core) which is then shipped to one of three conductor stranding licensees in Canada, Belgium, China, or Bahrain where the core is stranded with conductive aluminum to become ACCC conductor. ACCC conductor and core is sold through a distribution agreement with General Cable in the US and Canada and ACCC conductor is sold directly to utilities in the North America as well as the rest of the world. ACCC conductor and core is sold outside the US and Canada directly to utilities as well as through license and distribution agreements with Lamifil in Belgium, Jiangsu New Far East in China, and Midal in Bahrain. ACCC conductor has been sold commercially since 2005 and is currently marketed worldwide to electrical utilities and transmission companies.

RECENT DEVELOPMENTS

The Cable Division had its second consecutive quarter of profitability on ACCC conductor product revenues of $10.5 million. Cable margins of $2.7 million decreased to 26% of revenues due to the fulfillment of a large $6 million, lower margin ACCC conductor order shipped to the Polish grid during the March quarter as described in greater detail below. Cable operating expenses were $2.6 million including non-cash stock option and depreciation charges of $0.6 million for positive “non-GAAP” EBITDAS (Earnings before Interest, Taxes, Depreciation, and Stock charges) of $0.7 million for the quarter. The $10.5 million of revenues represented an increase of 288% sequentially over the March, 2007 quarter of $2.7 million and the $21.5 million for the six months ending March, 2008 representing an increase of 394% over the $4.3 million recorded for the prior years six month period. Sequentially, our March revenues decreased by $0.5 million or 4.5% due primarily to China related revenues deferred at the end of the September, 2007 quarter that were recognized in early October, 2007. At the end of the quarter at March 31, 2008, we had a non-cancelable order backlog for our cable products of $11 million including approximately $8 million of high margin ACCC core and $3 million of lower margin ACCC conductor and ACCC hardware products compared to a non-cancelable order backlog of $8.2 million at the end of the quarter on December 31, 2007.

The following table is a reconciliation of  “non-GAAP” EBITDAS discussed above for the three months ended March 31, 2008 and 2007:

	Three months ended Mar 31,
Cable Segment Only	2008	2007

Net Income/(Loss)	$131,561	$(880,294)

Interest, taxes, depreciation, amortization and stock-based compensation (ITDAS):
Depreciation and amortization	204,867	202,945
SFAS 123R Stock-based compensation	407,738	368,924
Total ITDAS	$612,605	$571,869

“Non-GAAP” EBITDAS	$744,166	$(308,425)

The Cable division’s sales focus continues to be on developing new relationships in targeted markets including Europe, South and Latin America and the Middle East and on fulfilling our long term supply agreement with our Chinese conductor licensee Jiang-Su New Far East. During the quarter, we successfully opened three new international markets with initial orders including an initial order that represents our single largest order in the history of the Company. Our order for ACCC conductor for over $6 million to the Polish grid represents the first of a three-phase project that, if we are awarded phases 2 and 3, could bring in excess of $15 million of additional ACCC conductor orders. In order to fulfill this order, we incurred additional expenses that increased our costs above what we expect the potential second and third phases to be. In addition, we penetrated two additional markets in Mexico and Chile with initial orders in both of these countries that represent substantial opportunities for ACCC conductor sales. All three of these new markets represent the culmination of several years of testing and certification procedures and opens these markets to additional orders in the future. We are excited about the opportunities that these new markets present and we consider our initial sales to be further proof of worldwide adoption of ACCC conductors.

We continued our success in China with additional orders and deliveries under the Jiang-Su New Far East agreement where we now sell higher margin ACCC conductor core and ACCC hardware to China as compared to prior quarters where we sold lower margin ACCC conductors. We enjoy excellent relations with our Chinese ACCC licensee. We believe that our business in China will continue to increase over time as our superior performance ACCC product is recognized in that market. In the United States, we are encouraged by our US business prospects despite having no US sales during the quarter. We are beginning to achieve results by gaining access into the senior decision making ranks of the potential buyers and we are now quoting much larger US transmission projects which we believe will have a greater chance of success since there have beenACCC installations that have been energized for over two years.

The focus of our cable operations during the three and six month period ending March 31, 2008 has been to increase production to manage the large influx of orders from our new markets in Poland, Mexico, and South America as well as produce ACCC core for deliveries under our China agreement. Our current production capacity utilizes eight pultruder machines, each capable of producing up to 700 km of core per year. Without expansion, our existing backlog has scheduled the production floor through August, 2008. During the quarter and extending into the June quarter, we are expanding our capacity by adding 10 additional pultruder machines, each capable of operating at a faster production rate than our existing equipment and retrofitting some of our existing machines to add more capacity. At an estimated cost of $1.5 million, the new capacity would bring our production capability to in excess of 15,000 km of ACCC core production per year.

We believe that we have lined up sufficient raw materials supplies for our ACCC conductor core to produce our expected ACCC sales worldwide for the next twelve months. We will continue to work to expand our ACCC conductor production capacity through stranding and manufacturing agreements with targeted manufacturers worldwide. As we open new markets and we begin to sell ACCC conductor locally, we will look to sign additional agreements with local stranding sources. In addition, our manufacturing agreement with General Cable, previously an exclusive agreement, lapsed at the end of the December 31, 2007 quarter. We are beginning the process of negotiating non-exclusive agreements with General Cable and other conductor manufacturers to better serve the US and North American markets.

DeWind Division
The DeWind division operates under the brand name DeWind, which has manufactured and sold wind turbines since 1995 from Lubeck, Germany. Currently, DeWind is operated from the Company’s Irvine offices with sales operations in Irvine, California, Dallas, Texas and Lubeck, Germay. Production, Engineering, and R&D operations are in Irvine, California and Lubeck, Germany. DeWind has contract assembly operations with TECO Westinghouse Motor Co. in Round Rock, Texas. The DeWind Division produces, services, and sells DeWind turbines in the 1.25 and 2.0 Megawatt range worldwide. We acquired DeWind during the EU Energy acquisition on July 3, 2006. Accordingly, we have incorporated DeWind’s operations into our financial results since that date.

RECENT DEVELOPMENTS

Our DeWind March 31, 2008 quarterly revenues of $11 million represents the sale of 2 turbines totaling 3.25 megawatts of generation at an average price of $1.65 million per megawatt in addition to contribution from license fee and parts sales receipts from our Chinese licensees. The price per megawatt is higher than projected future turbine sales since the quarterly results include the recognition of the Argentina D8.2 unit that carried a $1.8 million per megawatt price point. Revenues increased 93% over the prior year’s quarter and 53% sequentially from the December, 2007 quarter. Turbine related gross margins improved sequentially from a negative $0.2 million in the December quarter to positive $0.5 million in the March, 2008 quarter. The DeWind operating loss increased $1.0 million to $8.2 million from the prior quarter’s $7.2 million on the net effect of improved margins of $1.5 million, and increased R&D expenses of $2.5 million related to our D8.2 prototype.

During the March, 2008 quarter and through May 11, 2008 we achieved several key milestones towards our initial sales of D8.2 units and added a significant order to our older D8 technology.

In February, 2008 we successfully installed and began tests of our 2 megawatt D8.2 60 hertz US prototype at the Sweetwater, Texas demonstration location. In April, 2008 we achieved full worldwide DEWI certification for this unit. Partially as a result of the quick certification and the operating history with our 50 hertz prototype in Cuxhaven, Germany. In April, 2008 we were also able to obtain a complete five year warranty package including sub-warranties for the major drive-train components and including full mechanical breakdown coverage underwritten by Zurich American Insurance Co. Finally, we believe that the closing of the equity financing on May 9, 2008 provides DeWind with a substantial financial partner that could eventually provide our potential D8.2 customers with sufficient assurance of the financial stability of DeWind. We believe that the lack of financial strength, the full certification of the new D8.2 unit, and a five year warranty package were the three significant barriers to commercialization of the 2 megawatt D8.2 60 hertz turbine.

We incurred significant non-recurring expenses on our D8.2 60 hertz prototype during the quarter including the costs to test and certify the unit and additional costs involved to erect the turbine including the cost of the turbine, access roads, concrete pads, installation and electrical infrastructure connectivity. We currently have a contract to sell the prototype unit to the Texas State Technical College for $2.2 million and we have recorded this balance to inventory. The expenses recorded in excess of the expected proceeds were charged to Research and Development expense for the March, 2008 quarter. We expect to receive the proceeds of the prototype sale after all remaining tests are completed in May, 2008 and we expect to record revenues of $2.2 million for this unit in the June, 2008 quarter.

Our significant sales success during the quarter was the sale of 40 D8 turbines to S&M CZ s.r.o, our existing customer in the Czech Republic for a total of 61,440,000 Euros ( $97 million at March 31, 2008 exchange rates). The turbines were originally scheduled for delivery beginning in late 2008 and 2009. The first 16 D8 units are covered under a Bank Guarantee which would allow us to draw up to approximately $17 million by the end of June, 2008 as advance payments. The drawdown on the January, 2008 order is dependent on the delivery of the remaining seven D6 turbine units ordered by this customer in January, 2007. Delivery on the D6 units has been delayed due to a supply delay on the D6 blades. This D6 blade supply issue is expected to be resolved and the D6 units are expected to be shipped in May, 2008. Upon delivery of the D6 units, we expect to receive the advance payments on the D8 units.

We have not as yet closed a substantial sales contract for D8.2 units. Excluding the two prototype units, we have signed sales contracts for two D8.2 units including the one unit commissioned in February, 2008 at high elevation in Argentina and one unit sold in the US and scheduled for delivery later in 2008. As a result of the lack of sales, during the March, 2008 quarter we substantially slowed our purchase of turbine parts that had been previously been ramped up due to our then expected sales that we had believed were imminent. We believe that substantial sales of D8.2 turbines have been hampered by three issues consisting of: i) a fully certified turbine, ii) an extended warranty of the D8.2, and iii) a sufficiently large capitalization to add assurance to customers that the Company would continue as a going concern while their ordered turbines are delivered and under warranty. As discussed above and with the recently announced capital infusion of $10 million common stock issuance with an option for a $40 million additional infusion, we believe that all three of these barriers could be eliminated.

Our legacy service and related warranty and availability liabilities issues continued in the March 31, 2008 quarter with approximately $2.2 million in availability and warranty costs incurred but we began to see results from our new warranty liability and service management strategy. Subsequent to quarter end, we sold the remaining and non-performing 24.9% of the E Services entity. During the quarter, we negotiated a settlement with a key customer that formerly had been serviced by our existing service provider. We also certified their internal service organization to service their own turbines and effective on February 1, 2008 they have begun to provide service to their own turbines and have substantially decreased their turbine outages. As part of this negotiation, we agreed to forgo collection of certain future “full service” wind generation revenue streams and the customer agreed to forgo future availability and warranty claims. We agreed to pay this customer approximately $140,000 per year for ten years as a settlement and we have approximately $1 million accrued as a warranty liability as of March 31, 2008 representing the discounted value of this payment stream. As a result of this settlement, we recorded a reduction in our estimates for this customer’s warranty and availability liabilities of approximately $1.6 million, recorded as a reduction in cost of service. We intend to continue to negotiate with other customers with turbines under warranty in an attempt to resolve all remaining legacy turbines. During the quarter ending March 31, 2008 the number of turbine months under warranty decreased from 1,764 as of December 31, 2007 to 1,288 months as of March 31, 2008 including 167 months reduced under the settlement described above. The number of warranty months is expected to decrease to approximately 825 by the end of December, 2008 through warranty attrition.

In April, 2008 we filed an amended counterclaim against the FKI parties, as discussed in Note 9 for approximately 36 million Euros ($60 million at March, 2008 exchange rates) plus statutory interest and court costs in excess of 3.5 million Euros ($5 million).

RESULTS OF OPERATIONS

Revenues, Cost of Revenues, and Gross Margins:

During the quarter ended March 31, 2008, the geographical allocation of consolidated revenues was:

China	43.5%
Europe	40.1%
South America	16.2%
North America	0.2%

During the quarter, three customers in China represented 43.5% of revenues (two customers from our DeWind segment and one customer from our Cable segment at 24.0% and 19.5%, respectively), two customers in Europe with 36.6% of revenues (one customer each from DeWind and Cable segments at 7.8% and 28.8%, respectively) and one customer (from our DeWind segment) in South America with 15.9% of revenues. No other customer represented greater than 5% of consolidated revenues.

Our revenues and gross margin analysis are listed in the table below.

	Three Months Ended March 31,
	2008			2007
(unaudited)	Cable Segment	Wind Segment	Total	Cable Segment	Wind Segment	Total
Product Sales –Cable	$10,492,098	$—	$10,492,098	$2,703,094	$—	$2,703,094
Product Sales – Turbines	—	10,234,216	10,234,216	—	5,487,997	5,487,997
Other Turbine Related Revenue	—	755,126	755,126	—	217,342	217,342
Total Revenues	$10,492,098	$10,989,342	$21,481,440	$2,703,094	$5,705,339	$8,408,433

Cost of Sales - Cable	$7,786,197	$—	$7,786,197	$1,820,817	$—	$1,820,817
Cost of Sales – Turbines	—	9,695,932	9,695,932	—	5,149,695	5,149,695
Cost of Sales – Turbine Service	—	1,403,511	1,403,511	—	1,331,720	1,331,720
Total Cost of Sales	$7,786,197	$11,099,443	$18,885,640	$1,820,817	$6,481,415	$8,302,232

Gross Margin - Cable	$2,705,901	$—	$2,705,901	$882,277	$—	$882,277
Gross Margin % - Cable	25.8%	—	25.8%	32.0%	—	32.0%
Gross Margin – Turbines	—	538,284	538,284	—	338,302	338,302
Gross Margin % - Turbines	—	5.3%	5.3%	—	6.2%	6.2%
Gross Margin – Turbine Service	—	(648,385)	(648,385)	—	(1,114,378)	(1,114,378)
Gross Margin % - Turbine Service	—	-85.9%	-85.9%	—	-512.7%	-512.7%
Total Gross Margin	$2,705,901	$(110,101)	$2,595,800	$882,277	$(776,076)	$106,201
Total Gross Margin %	25.8%	-1.0%	12.1%	32.0%	-13.6%	1.3%

	Six Months Ended March 31,
	2008			2007
(unaudited)	Cable Segment	Wind Segment	Total	Cable Segment	Wind Segment	Total
Product Sales –Cable	$21,486,061	$—	$21,486,061	$4,347,002	$—	$4,347,002
Product Sales – Turbines	—	16,831,561	16,831,561	—	11,882,622	11,882,622
Other Turbine Related Revenue	—	1,349,852	1,349,852	—	1,321,654	1,321,654
Total Revenues	21,486,061	18,181,413	39,667,474	$4,347,002	$13,204,276	$17,551,278

Cost of Sales - Cable	$14,607,035	$—	$14,607,035	$3,165,375	$—	$3,165,375
Cost of Sales – Turbines	—	16,499,630	16,499,630	—	11,302,553	11,302,553
Cost of Sales – Turbine Service	—	3,320,929	3,320,929	—	4,032,892	4,032,892
Total Cost of Sales	14,604,035	19,820,559	34,427,594	$3,165,375	$15,335,445	$18,500,820

Gross Margin - Cable	$6,879,026	$—	$6,879,026	$1,181,627	$—	$1,181,627
Gross Margin % - Cable	32.0%	—	32.0%	27.2%	—	27.2%
Gross Margin – Turbines	—	331,931	331,931	—	580,069	580,069
Gross Margin % - Turbines	—	2.0%	2.0%	—	4.9%	4.9%
Gross Margin – Turbine Service	—	(1,971,077)	(1,971,077)	—	(2,711,238)	(2,711,238)
Gross Margin % - Turbine Service	—	-146.0%	-146.0%	—	-205.1%	-205.1%
Total Gross Margin	$6,879,026	$(1,639,146)	$5,239,880	$1,181,627	$(2,131,169)	$(949,542)
Total Gross Margin %	32.0%	-9.0%	13.2%	27.2%	-16.1%	-5.4%

CABLE REVENUES. Product revenues for the quarter ended March 31, 2008 of $10.5 million consisted of over 800 kilometers of ACCC conductor, ACCC core, and related ACCC hardware products sold primarily to Jiangsu New Far East Cable Company in China (over 500 km), and a new customer in Poland, Zircon Poland (over 300 km). Cable revenues increased $7.8 million or 288% for the quarter and $17.1 million or 394% for the six months ended March 31, 2008, compared to the same periods in prior year. The increases in revenue were primarily due to increases in sales to China of $3.1 million for the quarter and $12.3 million for the six months ended March 31, 2008, and sales to Poland for $6.2 million, offset by a decrease in North American sales by $1.6 million for the quarter and six months ended March 31, 2008, as compared to the same periods in prior year.

Cost of Sales and resultant Gross Margin on cable revenues for the three and six months ended March 31, 2008 represent materials, labor, freight, and allocated overhead costs to produce ACCC conductor and related hardware. Cable gross margin increased $1.8 million or 207% for the quarter and $5.7 million or 482% for the six months ended March 31, 2008, compared to the same periods in prior year. Margin percentages for the three months ended March 31, 2008 declined by 6.8%, but increased 4.8% for the six months ended March 31, 2008 compared to the same periods in prior year. The current quarter gross margin decline is primarily attributed to our strategic sales to our new Poland customer at discounted pricing, which allowed us to open up a new market in our geographic customer base. Year to date gross margin improvements are primarily due to a higher proportion of current year revenues from higher margin ACCC core product.

TURBINE REVENUES. Turbine revenues for the quarter ended March 31, 2008 consisted of sales of a D6 turbine for $1.7 million to an existing customer in Europe, a D8.2 turbine for $3.4 million to a customer in South America, $4.3 million in turbine parts sales and $0.8 million in turbine license sales to China. Turbine revenues for the quarter ended March 31, 2007 consisted of $1.7 million of turbine sales and $4.0 million of turbine parts sales to China.

Cost of sales for the quarter ended March 31, 2008 and resultant positive gross margin is reflective of the combination of high margin license and parts sales revenues to our Chinese partners, low but positive margin sales of the D6 and D8.2 turbines sold in the quarter, and additional loss provisions recorded related to delivery delays on the D6 turbines that were delayed to our Czech customer due to the D6 blade supply problem described above.

Cost of sales for the turbines and related revenues for the quarter ended December 31, 2007 was determined under the guidance of SFAS 141 acquisition accounting which required us to record cost of sales at liquidation value less a nominal profit margin and an estimate of these costs through the one year anniversary of the acquisition of July 2006. As a result, the gross profit for that quarter is largely this nominal profit margin in addition to the margin generated by the sale of other turbine parts and for the addition of additional costs required in excess of the estimate made for future turbine deliveries. We do not believe that these margin percentages are necessarily indicative of future profit margins of turbines produced by DeWind subsequent to the acquisition for our projected D6 , D8, or D8.2 sales.

TURBINE SERVICE REVENUES. Turbine service revenues for the quarter ended March 31, 2008 of $0.8 million consisted of amortized deferred service and maintenance revenues and service billings related to turbines that were not transferred to the now discontinued E Services entity, typically for turbines recently ending their warranty periods. Turbine service revenues for the quarter ended March 31, 2007 of $0.2 million represents primarily amortization of deferred maintenance revenues for those turbines remaining under warranty which were not transferred to E Service. The increase in revenues is due to increased service billings for customers rolling off their warranty period who purchased maintenance services subsequent to their warranty termination.

Cost of revenues for turbine service represents the labor, parts, supplies, and overhead related to the servicing of turbines and the net effect of changes in our turbine availability and warranty provisions. During the quarter ended March 31, 2008 we continued to work through the service issues with our European service provider but we benefited from the successful negotiation with one our larger wind farm operators in Europe resulting in a reduction of warranty loss provisions and availability accruals. We negotiated a settlement with a customer representing approximately 30% of our turbine install base under warranty as described above and recorded a corresponding expense reduction of $1.6 million to update our estimate of the balances due. Offsetting this decrease were costs of $3.0 million including $1.4 million for additional availability penalties in excess of our expected penalties. Additional availability penalties include $0.6 million related to the settled customer of which we may recover $0.3 million of this estimate; $0.3 million represents availability penalties that we may recover through insurance proceeds; $0.3 million represents availability penalties for two turbines under repair at March 31, 2008; $0.2 million relates to availability penalties for three turbines under repair at December 31, 2008 that are now repaired; and $0.3 million represents additional costs related to seasonally high wind speeds corresponding to increased turbine failure and increased penalty bases for availability calculation. We also incurred loss provisions of $0.8 million for additional warranty related claims for turbine repairs in excess of our estimates and costs incurred for billed services of $0.8 million. Service margins improved from negative $1.1 million to negative $0.6 million despite the higher than expected availability penalties described above due to our efforts to cancel unprofitable service customers in Europe and an increase in paying serviced turbines formerly under warranty.

OPERATING EXPENSES

Operating expenses that are specifically identifiable for a given segment are included in that segment and are described in further detail below. Operating expenses that are related to corporate governance are included in the Corporate classification. Corporate expenses are generally expenses related to our corporate officers and related compensation, corporate finance and expenses related to our public company status including securities related legal expenses and settlements, audit fees, and also for general corporate business development expenses and strategic intellectual property consulting fees.

Consolidated operating expenses increased $3.0 million or 32% from $9.2 million in the quarter ended March 31, 2007 to $12.2 million in the current quarter, and $6.3 million or 42% from $15.0 million in the six months ended March 31, 2007 to $21.3 million in the current six month period. The overall current quarter increase can be attributed to the increase in Cable operations expenses in line with the significant increase in Cable revenues as discussed above. Cable operating expenses increased $0.9 million, offset by decreases in Corporate expenses of $0.2 million and an increase in DeWind operating expenses of $2.6 million primarily related to costs associated with our D8.2 prototype. We do not expect the additional approximately $6 million of operating expenses related to the D8.2 prototype incurred over the six monts ending March 31, 2008 to recur. Variances by category are discussed further below.

The following table provides a comparative analysis of operating expenses.

	Three Months Ended March 31,
	2008				2007
	Corporate	Cable	DeWind	Total	Corporate	Cable	DeWind	Total
Officer Compensation	$350,829	$—	$—	$350,829	$250,002	$—	$—	$250,002
General and Administrative	1,129,041	457,653	2,180,309	3,767,003	1,396,827	366,953	4,460,435	6,224,215
Research and Development	—	1,029,830	5,166,686	6,196,516	—	606,608	611,754	1,218,362
Sales and Marketing	—	956,719	332,797	1,289,516	—	586,065	306,340	892,405
Depreciation and Amortization	—	204,867	383,598	588,465	—	202,945	452,219	655,164
Total Operating Expenses	$1,479,870	$2,649,069	$8,063,390	$12,192,329	$1,646,829	$1,762,571	$5,830,748	$9,240,148

	Six Months Ended March 31,
	2008				2007
	Corporate	Cable	DeWind	Total	Corporate	Cable	DeWind	Total
Officer Compensation	$605,252	$—	$—	$605,252	$497,696	$—	$—	$497,696
General and Administrative	2,221,543	861,280	4,293,993	7,376,816	2,619,749	792,391	5,714,712	9,126,852
Research and Development	—	1,708,857	7,634,188	9,343,045	—	1,451,815	1,194,296	2,646,111
Sales and Marketing	—	1.668,212	798,354	2,466,566	—	1,069,448	400,802	1,470,250
Depreciation and Amortization	—	410,766	1,057,414	1,468,180	—	405,630	876,660	1,282,290
Total Operating Expenses	$2,826,795	$4,649,115	$13,783,949	$21,259,859	$3,117,445	$3,719,284	$8,186,470	$15,023,199

OFFICER COMPENSATION. Officer Compensation represents CTC Corporate expenses and consists primarily of salaries, consulting fees paid in cash, and the fair value of stock grants issued to officers of the Company. Officer compensation increased $100,827 or 40.3% in the current quarter from $250,002 for the quarter ended March 31, 2007, and $107,556 or 21.6% in the current six months from $497,696 for the six months ended March 31, 2007. The increase for the quarter and six months is due primarily to stock-compensation recorded in the current quarter with no comparable expense recorded in prior year.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consisted primarily of salaries and employee benefits for administrative personnel, facilities costs, stock listing fees, insurance expenses, legal, professional and consulting expenses, and expenses related to reserves for uncollectible receivables. G&A expense decreased $2.5 million or 39.5% in the current quarter from $6.2 million for the quarter ended March 31, 2007, and $1.8 million or 19.2% in the current six months from $9.1 million for the six months ended March 31, 2007. The decreases in G&A expenses for the quarter and six months were due primarily to decreases in legal expenses related to the FKI litigation discussed in Note 9 above of $1.4 million, a decrease in corporate G&A due to reduction in non-recurring legal fees and an increase of $0.1 million in cable G&A due to increased overhead costs relating to increased activities.

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

Research and development expenses increased $5.0 million or 416% in the current quarter from $1.2 million for the quarter ended March 31, 2007, and $6.7 million or 258% in the current six months from $2.6 million for the six months ended March 31, 2007. The current quarter increase is primarily attributable to our DeWind segment increase of $4.5 million, in addition to the increase in our Cable segment of $0.4 million. $6.4 million or 96% of the $6.7 million increase in the current six months as compared to the prior year six months is also primarily attributed to our DeWind segment. The increase in DeWind R&D expenses is related to approximately $2.7 million of non-recurring site preparation, consulting and outside engineering costs associated with the 60 Hertz US D8.2 prototype including testing fees and shipping to the National Renewable Energy Lab and for site preparation and other costs related to the Sweetwater, Texas prototype site, as well as an increase of $1.8 million related to current investment in our wind business for extended blade development and cold weather package for our D8.2. The increase in Cable R&D is primarily due to increases in stock compensation charges of $0.2 million and a $0.2 million writeoff of unsalable ACCC core.

SALES AND MARKETING EXPENSE. Sales and marketing expense consisted primarily of salaries and commissions for sales and marketing personnel, expenses for consultants, equipment, travel, and printed marketing literature and sales materials. Sales and Marketing expenses increased $397,111 or 44.5% in the current quarter from $892,405 in the quarter ended March 31, 2007, and increased $996,316 in the current six months from $1.5 million in the six months ended March 31, 2007. The current quarter increase in sales and marketing expenses were primarily due to Cable segment increases in sales commissions of approximately $165,000 due to higher sales and an increase of approximately $174,000 from headcount related expenses related to increased Cable sales efforts.

DEPRECIATION & AMORTIZATION EXPENSE. Depreciation expense consisted of depreciation on capitalized equipment, leasehold improvements, and other capital assets and amortization of acquired intangibles. The depreciation and amortization expense decreased by approximately $67,000 or 10.2% for the current quarter from approximately $655,000 for the quarter ended March 31, 2007, and increased approximately $186,000 or 14.5% for the current six months from $1.3 million for the six months ended March 31, 2007. The decrease in the quarter was primarily due to lower amortization of intangibles from our DeWind segment compared to prior year, in line with expected turbine deliveries. The increase in the six months increase was due to primarily to higher depreciable fixed assets than in prior year.

INTEREST EXPENSE. Interest expense consists of interest paid and payable on the Company's capital lease obligations, the cash interest payable on Company’s Debentures and Notes and the amortization of the Convertible Note discount recorded for the value of the warrants and conversion features issued in conjunction with the Convertible Notes. Interest expense decreased $1.1 million or 65.9% in the current quarter from $1.6 million in the quarter ended March 31, 2007, and decreased $0.5 million or 24% in the current six months from $2.0 million for the six months ended March 31, 2007. The decreases in the quarter and six months are due to decreases in non-cash amortization of debt discount and lower cash interest paid on lower debt balances. Prior year expenses related to the amortization of warrants issued, amortization of debt discount associated with the issuance of warrants as part of the $22.8 million February 2007 Convertibles Notes and cash interest on the Convertible Notes payable. As of March 31, 2008 our debt balance consisted of approximately $10.1 million principal at 8% interest, with $1.9 million of unamortized debt discounts, for a net debt balance of $8.2 million.

INCOME TAXES. We made no provision for income taxes in the three months ending March 31, 2008 due to net losses incurred. We have determined that due to our continuing operating losses as well as the uncertainty of the timing of profitability in future periods, we should fully reserve our deferred tax assets. As of March 31, 2008, our deferred tax assets continued to be fully reserved. We will continue to evaluate, on a quarterly basis, the positive and negative evidence affecting the realization of our deferred tax assets.

Net Loss

Our net income (losses) may be summarized as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Corporate	$(1,996,367)	$(3,423,853)	$(4,156,062)	$(5,280,883)

Cable	131,561	(880,294)	2,304,640	(2,537,657)

Dewind	(9,572,188)	(6,769,056)	(16,956,396)	(10,203,986)

Total	$(11,436,994)	$(11,073,203)	$(18,807,818)	$(18,022,526)

Our net loss increased $0.3 million or 3% in the current quarter from $11.1 million for the quarter ended March 31 2007. The increase for the quarter and six months was due primarily to improvements in Corporate and Cable operations from increased sales volume and margins in Cable, and decreases in operating and interest expenses in Corporate, as mentioned above in addition to the non-recurring R&D expenses related to our D8.2 US prototype.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, our principal sources of working capital have been private debt issuances and equity financings.

For the six months ended March 31, 2008, we had a net loss of $18.8 million. At March 31, 2008 we had $3.9 million of cash and cash equivalents, which represented an decrease of $18.7 million from September 30, 2007. The decrease was due to cash used in operations of $19.2 million, cash used in investing activities for the purchase of property, plant and equipment of $2.3 million, offset by $3.7 million provided by financing activities, primarily net proceeds of $3.7 million from the exercise of warrants issued in conjunction with our convertible note offering in February 2007.

Cash used in operations during the six months ended March 31, 2008 of $19.2 million was the result of operating losses, offset by depreciation, amortization, and non-cash compensation expenses and working capital requirements, most significantly related to the purchase of turbine inventory parts. In particular, during the March 31, 2008 quarter, we made considerable investments in our Turbine business to purchase turbine parts.

We anticipate that sales of our ACCC conductor will not be sufficient to sustain our newly combined operations including the DeWind segment without sufficient wind turbine orders with sizable customer advance payments of cash and further anticipate that we will continue to incur consolidated net losses due to our costs exceeding our revenues for an indefinite period of time. Further, our cash flows are reliant upon the payment of several large invoices from international customers and the payment of cash advances from turbine customers. If existing cash and cash generated from operations are insufficient to satisfy our liquidity requirements, we may seek to raise additional capital through issuances of equity or debt securities. Any additional financing may not be available in amounts or on terms acceptable to us, or at all and the option outstanding for an investor to invest $40,000,000 may be exercised in part, or not at all.

On May 12, 2008, we received $10.0 million in cash from Credit Suisse Securities (Europe) Ltd. in connection with an equity financing of 13,333,333 shares of our common stock.

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

OFF BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

There are no off balance sheet arrangements. The following table summarizes our contractual obligations (including interest expense) and commitments as of March 31, 2008:

Contractual Obligations	Total	Less than 1 year	1-3 years	More than 3 Years
Debt Obligations	$10,094,973	$—	$10,094,973	$—
Capital Lease Obligations	32,369	32,369	—	—
Operating Lease Obligations	3,632,506	1,604,990	2,025,722	1,794
Purchase Commitments	$6,000,000	$6,000,000	$—	$—

Not included in the table above are amounts included on our balance sheet under warranty liabilities. Our turbine warranty generally provides for payment of services for turbine related repairs as well as provides for compensation for availability penalties. Availability penalties are wind generating revenue guarantees payable in cash to wind farm operators if their turbine under warranty fails to meet minimum wind generation levels. As of March 31, 2008 we had accrued availability penalties relating to incurred and measured wind generating guarantees totaling $5,423,000 which are payable upon the resolution of the underlying claims. We currently classify all such payments as less than one year.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk relates primarily to our cash balances and the effect that changes in interest rates have on the interest earned on that portfolio. Our convertible notes and debentures bear a fixed rate of interest.

As of March 31, 2008 we did not hold any derivative financial instruments for speculative or trading purposes. The primary objective of our investment activities is the preservation of principal while maximizing investment income and minimizing risk. As of March 31, 2008, we had $3.9 million in cash, cash equivalents and short-term investments that mature in twelve months or less. Due to the short duration of these financial instruments, we do not expect that a change in interest rates would result in any material loss to our investment portfolio.

ITEM 4: CONTROLS AND PROCEDURES

Based on an evaluation under the supervision and with the participation of the Company's management, including the Chief Executive Officer, the Chief Financial Officer and the Chief Operating Officer, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined under the Securities Exchange Act of 1934, as amended (Exchange Act)) were not effective as of March 31, 2008 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

o The Company had a one member Audit Committee, a one member Compensation Committee, and had a designated financial expert on the Board of Directors since January of 2006.

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

During the three and six months ended March 31, 2008 the Company improved the internal control structure and addressed the identified material weaknesses as follows:

o Added additional accounting and finance personnel to address proper segregation of duties and inadequate training, including personnel knowledgeable with US GAAP located in our European subsidiaries.

o The Company added an independent outside director, increasing the number of members on the Board of Directors to four, now has a two member Audit Committee and a two member Compensation Committee, and has had a designated financial expert on the Board of Directors since January of 2006.

o The Company has stepped up our Information Technology Controls with the current implementation of a fully integrated ERP system expected to go live in the third quarter of the current fiscal year.

o The Company has hired a purchasing manager to provide a purchasing function, to eliminate the lack of segregation of duties between the purchasing and payable processing functions and to help resolve vendor management and purchasing reports issues.

There were no changes in our internal control over financial reporting during the quarter or six months ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than the remediation measures which are described above.

Singer Lewak Greenbaum & Goldstein LLP, our independent registered public accounting firm, has audited management's assessment of the effectiveness of the Company's internal control over financial reporting as of September 30, 2007 and 2006 as stated in their report which appears in the Annual Report on Form 10-K filed December 14, 2007.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

There have been no material changes to the Legal Proceedings described in Form 10-K filed December 14, 2007 except as noted in Footnote 9. See also footnote 9 to the financial statements in this document.

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

The following risk factors have changed or have been updated for recent information as compared to the Risk Factors listed in Form 10-K filed on December 14, 2007 and such risk factors should be read in conjunction with the risk factors listed in such Form 10-K filed on December 14, 2007.

WE EXPECT FUTURE LOSSES AND OUR FUTURE PROFITABILITY IS UNCERTAIN.
Prior to acquiring Transmission Technology Corporation, or TTC, in November 2001, we were a shell corporation having no operating history, revenues from operations, or assets since December 31, 1989. We have recorded approximately $42 million in ACCC product sales since inception and we have $37 million in Turbine and related services revenues since the acquisition of DeWind on July 3, 2006. Historically, we have incurred substantial losses and we may experience significant quarterly and annual losses for the foreseeable future. We may never become profitable. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. We expect the need to significantly increase our product development and product prototype and equipment prototype production expenses, as necessary. As a result, we will need to generate significant revenues and earnings to achieve and maintain profitability.

WE HAVE A SIGNIFICANT PORTION OF OUR CURRENT REVENUES AND ORDER BOOKINGS WITH A SMALL NUMBER OF CUSTOMERS.
For both our cable and turbine business units, revenues recognized over the past two fiscal quarters and order bookings received to date are concentrated with a very small number of customers, primarily our Cable customer in China, a Cable customer in Poland, and for turbine related contracts, orders to our Chinese licensees, Czech customer, and a customer in Argentina. The loss of one or more of our customers or material changes to the contracts with or payment terms of these customers may result in a significant business interruption through reduced revenues, reduced cash flows, delays in revenues or cash flows and such delays or reductions could have a material impact on the future revenue growth and profitability of the Company.

OUR INDEPENDENT AUDITORS HAVE ISSUED A QUALIFIED REPORT AS OF AND FOR THE YEAR ENDED SEPTEMBER 30, 2007 WITH RESPECT TO OUR ABILITY TO CONTINUE AS A GOING CONCERN, AND WE MAY NEVER ACHIEVE PROFITABILITY.
Since inception, our accountants have issued a report relating to our audited financial statements which contains a qualification with respect to our ability to continue as a going concern because, among other things, our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future or to obtain the necessary financing to meet our obligations and repay our liabilities from normal business operations when they come due. There is no guarantee that the products will be accepted or provide a marketable advantage, and therefore, no guarantee that the commercialization will ever be profitable. For the six months ended March 31, 2008 we had a net loss $17,330,617 and negative cash flows from continuing operations of $18,747,050. For the year ended September 30, 2007, we had a net loss of $44,483,482 and negative cash flows from operations of $21,839,550. For the fiscal year ended September 30, 2006, we had a net loss of $28,523,192 and negative cash flows from operations of $6,263,703. For the fiscal year ended September 30, 2005, we had a net loss of $40,163,407 and negative cash flows from operations of $12,449,211.

IF WE CANNOT RAISE CAPITAL WHEN IT IS NEEDED, WE MAY BE REQUIRED TO REDUCE OR SUSPEND OPERATIONS OR GO OUT OF BUSINESS ALTOGETHER.
We anticipate that for the foreseeable future, the sales of our ACCC cable or DeWind turbines may not be sufficient enough to sustain our operations and that we will continue to incur net losses due to our costs exceeding our revenues. For these reasons, we believe that we will need to raise additional capital until such time, if ever, as we become cash-flow positive. It is highly likely that we will continue to seek to raise money through public or private sales of our securities, debt financing or short-term loans, corporate collaborations or a combination of the foregoing. Our ability to raise additional funds in the public or private markets will be adversely affected if the results of our business operations are not favorable, if any products developed are not well-received or if our stock price or trading volume is low. Additional funding may not be available on favorable terms to us, or at all. To the extent that money is raised through the sale of our securities, the issuance of those securities could result in dilution to our existing stockholders. If we raise money through debt financing, we may be required to secure the financing with all of our business assets, which could be sold or retained by the creditor should we default in our payment obligations. If we cannot sustain our working capital needs with financings or if available financing is prohibitively expensive, we may not be able to complete the commercialization of our products. As a result, we may be required to discontinue our operations without obtaining any value for our products, which could eliminate stockholder equity, or we could be forced to relinquish rights to some or all of our products in return for an amount substantially less than we expended.

WE ARE CONTROLLED BY A SMALL NUMBER OF SHAREHOLDERS, WHOSE INTERESTS MAY DIFFER FROM OTHER SHAREHOLDERS.
As of April 30, 2008, Benton H Wilcoxon, our Chairman of the Board and Chief Executive Officer, and Michael Porter, former CTC President and former majority shareholder of EU Energy in the aggregate beneficially own or control approximately 14% of the outstanding common stock. As a result, these persons have controlling influence in determining the outcome of any corporate matters submitted to our shareholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors and other significant corporate actions. They also have the power to prevent or cause a change in control. The interests of these shareholders may differ from the interests of the other shareholders, and may limit the ability of other shareholders to affect our management and affairs.

WE HAVE SUBSTANTIAL EXPOSURE TO EXCHANGE RATE RISK AS WE PURCHASE A SUBSTANTIAL QUANTITY AND VALUE OF TURBINE PARTS FROM EUROPEAN BASED SUPPLIERS AND WE HAVE SIGNIFICANT LIABILITIES DENOMINATED IN FOREIGN CURRENCIES.

Over the past 18 months, the US Dollar has significantly weakened against foreign currencies, notably the Euro. When the Company purchased the DeWind subsidiary in July, 2006, the Dollar to Euro exchange rate was approximately $1.29 to the Euro. As of March 31, 2008 the exchange rate was $1.58 to the Euro for a 22.5% decline in the dollar from July 3, 2006 to March 31, 2008. We currently do not hedge our foreign currency risk.

We currently purchase significantly all of our turbine components and parts from overseas suppliers, primarily in Europe and a significant percentage of our parts are payable in Euros. We have contractual commitments with certain key suppliers that call for payment denominated in the Euro. We also have contractual commitments under past warranties that call for payments in Euros. To the extent that the Dollar to Euro exchange rates change significantly, any such change could have a material impact on the operations and financial results of the company.

Risks Related To Our Securities

THE PRICE OF OUR COMMON STOCK IS VOLATILE. VOLATILITY MAY INCREASE IN THE FUTURE, WHICH COULD AFFECT OUR ABILITY TO RAISE CAPITAL IN THE FUTURE OR MAKE IT DIFFICULT FOR INVESTORS TO SELL THEIR SHARES.
The market price of our common stock may be subject to significant fluctuations in response to our operating results, announcements of new products or market expansions by us or our competitors, changes in general conditions in the economy, the financial markets, the electrical power transmission and distribution industry, or other developments and activities affecting us, our customers, or our competitors, some of which may be unrelated to our performance. The sale or attempted sale of a large amount of common stock into the market may also have a significant impact on the trading price of our common stock. During the last 12 months, the closing bid prices for our common stock have fluctuated from a high of $2.22 to a low of $0.70. Fluctuations in the trading price or liquidity of our common stock may adversely affect our ability to raise capital through future equity financings.

AS OF MAY 12, 2008, 51,808,766 COMMON SHARES ARE ISSUABLE UPON EXERCISE OF ALL OUTSTANDING OPTIONS, WARRANTS AND CONVERSION OF CONVERTIBLE NOTES FOR LESS THAN THE MARKET PRICE OF $0.91 PER SHARE. CASH PROCEEDS RESULTING FROM THE FULL EXERCISE AND CONVERSION OF THESE SECURITIES WOULD BE APPROXIMATELY $43,591,079. THE EXERCISE OR CONVERSION OF THESE SECURITIES COULD RESULT IN THE SUBSTANTIAL DILUTION OF THE COMPANY IN TERMS OF A PARTICULAR PERCENTAGE OWNERSHIP IN THE COMPANY AS WELL AS THE BOOK VALUE OF THE COMMON SHARES. THE SALE OF A LARGE AMOUNT OF COMMON SHARES RECEIVED UPON EXERCISE OF THESE OPTIONS OR WARRANTS ON THE PUBLIC MARKET TO FINANCE THE EXERCISE PRICE OR TO PAY ASSOCIATED INCOME TAXES, OR THE PERCEPTION THAT SUCH SALES COULD OCCUR, COULD SUBSTANTIALLY DEPRESS THE PREVAILING MARKET PRICES FOR OUR SHARES. FULL CONVERSION OF SUCH SHARES WOULD INCREASE THE OUTSTANDING COMMON SHARES BY 21.6% TO APPROXIMATELY 291,695,000 SHARES.

The exercise price or conversion price of outstanding options, warrants and convertible notes may be less than the current market price for our common shares. In the event of the exercise of these securities, a shareholder could suffer substantial dilution of his, her or its investment in terms of the percentage ownership in us as well as the book value of the common shares held. At the May12, 2008 market price of $0.91 per share, 51,808,766 shares would be exercisable or convertible for less than the market prices. Full exercise and conversion of these below market shares would result in us receiving cash proceeds of $43,591,079 and would increase the outstanding common shares by 21.6% to approximately 291,695,000 shares.

ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 - DEFAULTS ON SENIOR SECURITIES

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On March 4, 2008, at the annual meeting of our shareholders, the shareholders voted as indicated on the following matters submitted to them for consideration:

(a)	To elect four (4) directors, each to a one-year term or until the next annual meeting.

Director Nominee Benton H. Wilcoxon

For	Against	Abstain
130,481,741		17,534,221

Director Nominee Michael D. McIntosh

For	Against	Abstain
131,380,066		13,635,896

Director Nominee D. Dean McCormick

For	Against	Abstain
132,647,616		12,368,346

Director Nominee John P. Mitola

For	Against	Abstain
133,096,041		11,919,921

(b)	To ratify the selection of Singer Lewak Greenbaum & Goldstein LLP, as the independent auditor for Composite Technology Corporation.

For	Against	Abstain
128,503,665	9,206,591	7,305,706

(c)	To approve the 2008 Stock Compensation Plan.

For	Against	Abstain
46,954,940	19,936,322	7,486,235

No other business was presented at the meeting. Based upon the voting, all proposals were approved by the shareholders.

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

10.12(12)	Securities Purchase Agreement dated as of June 11, 2007 by and among the Registrant and the investors set forth therein

10.13(12)	Form of Warrant

10.14(12)	Registration Rights Agreement dated as of June 11, 2007 by and among the Registrant and the investors set forth therein

10.15(13)	Securities Purchase Agreement dated as of June 18, 2007 by and among the Registrant and the other parties listed therein

10.16(13)	Form of Warrant

10.17(13)	Registration Rights Agreement dated as of June 18, 2007 by and among the Registrant and the other parties listed therein

10.18(13)	Wind Turbine Agreement, dated as of June 15, 2007, by and between DeWind, Inc. and Enerserve Limited

10.19(14)	Letter Agreement dated as of October 31, 2007 between the Registrant and John P Mitola

10.20(14)	Option Agreement dated as of October 31, 2007 between the Registrant and John P Mitola

10.21(15)	Factoring agreement by and between the Registrant and Bradley Rotter dated as of December 31, 2006

10.22(16)	Sales Agreement, effective as of January 30, 2008 by and between S&M CZ s.r.o. and DeWind Ltd. (English translation)

10.23(17)	Financing Agreement, effective as of May 5, 2008 by and between the Registrant and ACF CTC, L.L.C

10.24(17)	Form of Warrant

10.25(17)	Subscription Agreement, effective as of May 9, 2008 by and between the Registrant and Credit Suisse Securities (Europe) Ltd

10.26(17)	Call Option Deed by and between the Registrant and Credit Suisse Securities (Europe) Ltd.

31.1(18)	Rule 13a-14(a) / 15d-14(a)(4) Certification of Chief Executive Officer

31.2(18)	Rule 13a-14(a) / 15d-14(a)(4) Certification of Chief Financial Officer

32.1(18)	Section 1350 Certification of Chief Executive Officer

32.2(18)	Section 1350 Certification of Chief Financial Officer

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

(13) Incorporated herein by reference to Form 8-K filed with the U.S. Securities and Exchange Commission on June 21, 2007.

(14) Incorporated herein by reference to Form 8-K filed with the U.S. Securities and Exchange Commission on November 6, 2007.

(15) Incorporated herein by reference to Form 10-Q filed with the U.S. Securities and Exchange Commission on February 14, 2007.

(16) Incorporated herein by reference to Form 8-K filed with the U.S. Securities and Exchange Commission on February 5, 2008.

(17) Incorporated herein by reference to Form 8-K filed with the U.S. Securities and Exchange Commission on May 9, 2008.

(18) Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPOSITE TECHNOLOGY CORPORATION
(Registrant)

By: /s/ Benton H Wilcoxon
Benton H Wilcoxon
Chief Executive Officer

May 14, 2008