Form 10-K/A
period 2007-09-30
COMPOSITE TECHNOLOGY CORP
filed 2008-05-20
CIK 317477

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
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
$0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check One):

Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

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

EXPLANATORY NOTE

This Amendment No. 1 to the annual report on Form 10-K of Composite Technology Corporation (the Company) for the fiscal year ended September 30, 2007 is being filed to clarify management’s conclusion on the effectiveness of our internal controls described in Item 9A.

Except for the foregoing amended information required to clarify management’s opinion on the effectiveness of our internal controls described in Item 9A, this Form 10-K/A continues to describe conditions as presented in the report on Form 10-K filed by the Company with the Securities and Exchange Commission December 14, 2007. The Form 10-K/A does not reflect events occurring after the filing of the Form 10-K, or modify or update those disclosures, including exhibits to the Form 10-K affected by subsequent events. Information not affected by the clarification on the conclusion is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-K on December 14, 2007. Accordingly, this Form 10-K/A should be read in conjunction with filings made with the SEC subsequent to the filing of the original Form 10-K, including any amendments to those filings. The following items have been amended:

Part II, Item 9A- Controls and Procedures, page 89

COMPOSITE TECHNOLOGY CORPORATION
Amendment No. 1 to Form 10-K for the Year Ended September 30, 2007

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