Form 10-K/A
period 2007-09-30
COMPOSITE TECHNOLOGY CORP
filed 2008-06-04
CIK 317477

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

AMENDMENT NO. 2 TO
FORM 10-K/A

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

EXPLANATORY NOTE

This Amendment No. 2 to the annual report on Form 10-K/A of Composite Technology Corporation (the Company) for the fiscal period ended September 30, 2007 is being filed in order to correct technical filing requirements on the cover page and to update the dates of the signatures on pages 90 and 91 as well as the reference to Form 10-K/A and the dates of the signatures for the officers’ certifications on Exhibits 31.1, 31.2, 32.1, and 32.2.

Except for the foregoing amended information required to remedy these technical corrections, this Form 10-K/A continues to describe conditions as presented in the original report on Form 10-K and Amendment No. 1 to the annual report on Form 10K/A. The Form 10-K/A does not reflect events occurring after the filing of the Form 10-K, or modify or update those disclosures, including exhibits to the Form 10-K affected by subsequent events. Information not affected by the clarification on the conclusion is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-K on December 14, 2007. Accordingly, this Form 10-K/A should be read in conjunctions with filings made with the SEC subsequent to the filing of the original Form 10-K, including any amendments to those filings.

The following items have been amended:

The cover page and pages 90 and 91 of the Form 10-K/A have been updated to refer to "Form 10-K/A" and to update the signature dates.

Exhibits 31.1, 31.2, 32.1, and 32.2 to update references to Form 10K/A and to update the signature dates.

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

COMPOSITE TECHNOLOGY CORPORATION

By: /s/ Benton H Wilcoxon Benton H Wilcoxon Chief Executive Officer Dated: June 4, 2008 By: /s/ Domonic J. Carney Domonic J. Carney Chief Financial Officer Dated: June 4, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Benton H Wilcoxon

Benton H Wilcoxon
Chief Executive Officer and
Chairman
(Principle Executive Officer)

Dated: June 4, 2008

/s/ Domonic J. Carney
Domonic J. Carney
Chief Financial Officer
(Principle Financial and
Accounting Officer)

/s/ D. Dean McCormick III

D. Dean McCormick III
Director

Dated: June 4, 2008

/s/ Michael D. McIntosh

Michael D. McIntosh
Director

Dated: June 4, 2008

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