Form 10-Q
period 2008-06-30
COMPOSITE TECHNOLOGY CORP
filed 2008-08-11
CIK 317477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of: August 8, 2008

CLASS	NUMBER OF SHARES OUTSTANDING
Common Stock, par value $0.001 per share	287,508,370 shares

COMPOSITE TECHNOLOGY CORPORATION
Form 10-Q for the Quarter ended June 30, 2008
Table of Contents

Page
PART I – FINANCIAL INFORMATION
Item 1 Financial Statements	3
Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations	31
Item 3 Quantitative and Qualitative Disclosures About Market Risk	47
Item 4 Controls and Procedures	47

PART II – OTHER INFORMATION
Item 1 Legal Proceedings	49
Item 1A Risk Factors	49
Item 2 Unregistered Sales of Equity Securities and the Use of Proceeds	52
Item 3 Defaults Upon Senior Securities	52
Item 4 Submission of Matters to a Vote of Security Holders	52
Item 5 Other Information	53
Item 6 Exhibits	55
SIGNATURE	57
INDEX TO EXHIBITS	55

ITEM 1
PART 1 - FINANCIAL STATEMENTS
COMPOSITE TECHNOLOGY CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2008
	(unaudited)	September 30, 2007
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$47,551,966	$22,656,834
Restricted Cash	200,000	—
Accounts Receivable, current, net of reserve of $777,503 and $595,980	12,164,211	7,808,986
Inventory, net	44,722,597	25,701,855
Advanced Payments for Turbine Inventory	12,083,779	12,893,507
Assets of Discontinued Operations	—	2,109,394
Prepaid expenses and Other Current Assets	2,931,853	3,499,510

Total Current Assets	119,654,406	74,670,086

Long Term Trade Receivables	3,626,109	2,809,558
Property and Equipment, net	9,470,350	7,942,677
Goodwill	24,218,539	24,218,539
Intangible Assets, net	21,643,162	22,558,600
Other Assets	1,301,148	635,554
TOTAL ASSETS	$179,913,714	$132,835,014

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable and Other Accrued Liabilities	$44,858,251	$20,645,794
Deferred Revenues and Customer Advances	32,730,588	35,581,067
Warranty Provision	13,489,905	12,522,837
Lease Obligation – Current	—	109,021

Total Current Liabilities	91,078,744	68,858,719

LONG TERM LIABILITIES
Long Term Portion of Deferred Revenues	957,185	1,136,404
Long-Term Portion of Warranty Provision	2,173,122	3,292,628
Convertible Notes – Long-Term	8,455,791	9,834,817
Total Long-Term Liabilities	11,586,098	14,263,849

Total Liabilities	102,664,842	83,122,568

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Common Stock, $.001 par value 600,000,000 shares authorized 285,540,654 and 221,308,350 issued and outstanding	285,540	221,308
Additional Paid-in Capital	249,710,683	189,604,754
Accumulated Deficit	(171,568,224)	(139,609,437)
Accumulated Other Comprehensive Loss	(1,179,127)	(504,179)
Total Shareholders’ Equity	77,248,872	49,712,446
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$179,913,714	$132,835,014

The accompanying notes are an integral part of these financial statements

COMPOSITE TECHNOLOGY CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)
AND FOR THE NINE MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

	Three Months ended June 30, 2008	Three Months ended June 30, 2007	Nine Months ended June 30, 2008	Nine Months ended June 30, 2007

Revenue:
Product Sales	$20,393,798	$11,714,423	$58,711,420	$27,944,047
Service Revenue	472,796	1,187,778	1,822,648	2,509,432
Total Revenue	20,866,594	12,902,201	60,534,068	30,453,479

Cost of Product Sold	19,739,718	9,469,259	50,846,383	23,937,187
Cost of Service Revenue	1,690,107	2,950,980	5,011,036	6,983,872
Gross margin	(563,231)	481,962	4,676,649	(467,580)

OPERATING EXPENSES
Officer compensation	858,158	378,071	1,463,410	875,767
General and administrative	4,159,535	3,791,431	11,536,351	12,918,283
Research and development	2,855,248	1,351,966	12,198,293	3,998,077
Sales and Marketing	1,404,430	1,266,811	3,870,996	2,737,061
Depreciation & Amortization	917,572	700,410	2,385,752	1,982,700
Total operating expenses	10,194,943	7,488,689	31,454,802	22,511,888
LOSS FROM OPERATIONS	(10,758,174)	(7,006,727)	(26,778,153)	(22,979,468)

OTHER INCOME /(EXPENSE)
Interest expense	(1,846,599)	(1,457,287)	(3,359,318)	(3,447,387)
Interest income	19,477	42,416	153,471	140,461
Other income/(expense)	(6,016)	—	68,197	273,206
Expense related to modification of warrants	(553,151)	(88,121)	(553,151)	(373,709)
Total other income/(expense)	(2,386,289)	(1,502,992)	(3,690,801)	(3,407,429)

Net Loss from Continuing Operations before Income Taxes	(13,144,463)	(8,509,719)	(30,468,954)	(26,386,897)

Income Taxes	6,506	(91,681)	12,632	(39,248)

NET LOSS from Continuing Operations	(13,150,969)	(8,418,038)	(30,481,586)	(26,347,649)

Discontinued Operations (Note 1)
(Income)/Loss from Discontinued Operations (including a net loss on sales of $0 and $0 for the three and nine months ending June 30, 2008, respectively, and net loss on sales of $0 and $3,889,883 for the three and nine months ending June 30, 2007 respectively)	—	(294,438)	1,477,201	(190,805)
Minority interest in loss of consolidated subsidiary	—	—	—	(10,718)
NET LOSS	(13,150,969)	(8,123,600)	(31,958,787)	(26,146,126)

OTHER COMPREHENSIVE INCOME/(LOSS)
Foreign Currency Translation Adjustment net of tax of $0 , $0, $0, and $0	(2,222)	59,223	(674,948)	66,644
COMPREHENSIVE LOSS	$(13,153,191)	$(8,064,377)	$(32,633,735)	$(26,079,482)

BASIC AND DILUTED LOSS PER SHARE
Loss from continuing operations	$(0.06)	$(0.05)	$(0.14)	$(0.15)
Loss from discontinued operations	$(0.00)	$(0.00)	$(0.01)	$(0.00)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING	235,860,477	185,004,408	228,534,651	180,884,695

The accompanying notes are an integral part of these financial statements.

COMPOSITE TECHNOLOGY CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JUNE 30, 2008 AND 2007

	For the Nine Months ending June 30, 2008	For the Nine Months ending June 30, 2007
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(31,958,787)	$(26,146,126)
(Income)/Loss from discontinued operations	1,477,201	(201,523)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation & amortization	2,385,752	1,982,700
Amortization of prepaid expenses paid in stock	210,868	646,845
Interest and deferred finance charge amortization related to detachable warrants and fixed conversion features	2,362,034	2,101,979
Expense related to fair value of vested options	2,175,163	1,386,418
Issuance of common stock for services	—	248,500
Issuance of common stock for settlement	—	165,720
Issuance of warants for services	—	164,208
Compensation expense related to modification of stock warrants	553,151	373,709
Gain on sale of equipment	(85,979)	—
Impairment on obsolete inventory	4,723,000	—
Changes in Assets / Liabilities:
Accounts receivable	(5,171,776)	582,939
Inventory	(23,743,742)	(5,561,235)
Advanced payments for inventory	809,728	—
Prepaid expenses	237,151	550,799
Restricted cash	(200,000)	—
Other assets	(487,477)	723,741
Accounts payable and accrued expenses	25,002,707	3,792,954
Accrued warranty liability	(152,438)	(386,459)
Deferred revenue	(3,029,698)	3,337,227
Cash used in operating activities	(24,893,142)	(16,237,604)

CASH FLOW FROM INVESTING ACTIVITIES
Sale of equipment	110,325	—
Purchase of property and equipment	(3,022,333)	(4,892,879)
Cash used in investing activities	(2,912,008)	(4,892,879)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible debentures	—	21,455,500
Proceeds from exercise of warrants	3,721,301	115,000
Proceeds from issuance of common stock (net of issuing costs of $90,593)	49,909,407	23,455,745
Proceeds from senior secured debt agreements	2,500,001	—
Proceeds from factoring arrangements	—	1,800,000
Proceeds from notes payable	—	500,000
Proceeds from exercise of options	11,600	89,600
Payments on capital lease assets	(109,021)	(250,999)
Repayments of notes payable and factoring arrangements	(2,500,001)	(2,300,000)
Cash provided by financing activities	53,533,287	44,864,846
Effect of exchange rate changes on cash from continuing operations	(833,005)	(1,838)
Net increase/(decrease) in cash and cash equivalents from continuing operations	24,895,132	23,732,525

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Cash used in operating activities – discontinued operations	—	171,917
Cash used for investing activities – discontinued operations	—	(281,156)
Cash used for financing activities – discontinued operations	—	—
Effect of exchange rate changes on cash – discontinued operations	—	6,024
Net increase/(decrease) in cash and cash equivalents from discontinued operations	—	(103,215)
Total net increase/(decrease) in cash and cash equivalents	$24,895,132	$23,629,310
Cash and cash equivalents at beginning of period – continuing operations	22,656,834	2,475,132
Cash and cash equivalents at beginning of period – discontinued operations	—	103,215
Cash and cash equivalents at beginning of period	$22,656,834	$2,578,347
Cash and cash equivalents at end of period – continuing operations	47,551,966	26,207,657
Cash and cash equivalents at end of period – discontinued operations	—	—
Cash and cash equivalents at end of period	$47,551,966	$26,207,657

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR BANKRUPTCY ITEMS	$—	$316,592
INTEREST PAID	$957,708	$714,348
INCOME TAX PAID	$824	$1,600

The accompanying notes are an integral part of these financial statements.

Supplemental Schedule for Non Cash Financing Activities

During the first nine months of fiscal 2008, the Company issued the following:

Between October, 2007 and April, 2008, the Company issued 2,073,004 shares of Common Stock for the conversion of $2,135,193 of Convertible Debt at a conversion price of $1.03 per share.

In April, 2008, the Company issued 200,000 shares of Common Stock as a prepayment for investor relations services valued at $208,000, the market price on the date of issuance.

COMPOSITE TECHNOLOGY CORPORATION
AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Company

 Composite Technology Corporation, originally incorporated in Florida and reincorporated in Nevada, is an Irvine, CA based company operating in two segments: CTC Cable (“Cable”) and DeWind (“Wind”). The Cable Segment sells high energy efficiency patented composite core conductors known as “ACCCTM conductors” for use in electric transmission and distribution lines. The Wind segment sells electricity generating wind turbines under the brand name DeWind. ACCC conductor is commercially available in the United States and Canada, China, Europe, the Middle East, and South America through direct sales to utilities and through distribution and purchase agreements.

Accounting

The accompanying unaudited consolidated financial statements of Composite Technology Corporation (the “Company” or “Composite Technology”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required for complete financial statements. Interim information is unaudited; however, in the opinion of the Company's management, the accompanying unaudited, consolidated financial statements reflect all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation of the Company's interim financial information. These financial statements and notes should be read in conjunction with the audited financial statements of the Company included in the Company's Annual Report on Form 10-K/A for the fiscal year ended September 30, 2007 filed with the Securities and Exchange Commission on June 4, 2008.

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

On April 3, 2008 the Company and Enertrag closed the sale of the remaining 24.9% ownership in E Services for 500,000 Euros ($790,250 at April 3, 2008 exchange rates). The consolidated financial statements of Composite Technology Corporation have been restated to present the E Services operations, assets and liabilities as discontinued operations.

The assets and liabilities of E Services, which consist solely of assets and no liabilities, have been classified on the balance sheet as net assets of discontinued operations.

	June 30, 2008	September 30, 2007

Net assets of discontinued operations	$—	$2,109,394

The net income from operations of E Services has been classified on the statement of income as loss from discontinued operations. Summarized results of discontinued operations are as follows:

	Three months ended June 30,		Nine months ended June 30,
	2008	2007	2008	2007

Service Revenues	$—	$—	$—	$3,889,883
Cost of Service Revenues	—	—	—	2,612,343
Selling, General & Administrative Expenses	—	—	—	1,237,249
Other Expenses	—	—	—	61,725
(Income)/Losses from unconsolidated subsidiary accounted for under the equity method	—	(294,438)	56,514	(212,239)
Impairment of long term assets	—	—	1,420,687	—
Minority Interest in loss of consolidated subsidiary	—	—	—	(10,718)
(Income)/Loss from discontinued operations	$—	$(294,438)	$1,477,201	$(201,523)

E Services had previously been accounted for as a Variable Interest Entity (VIE) in past accounting periods. For the three months ending December 31, 2006, the operations were consolidated into the operations of the Company. In January 2007, the ownership ratio of E Services decreased to 24.9%, the operations were no longer consolidated and the VIE was accounted for under the equity method. The impairment loss recorded during the three and nine months ended June 30, 2008 represents the write down of the investment to the $790,250 sales value. Since October 1, 2006 E Services was operated as a stand-alone entity, generated no continuing cash flows and neither the Company nor any of its subsidiaries made any allocation of overhead including interest expense. No material contingent liabilities were retained after the disposal and no material operations activities occurred between June 30, 2008 and the disposal date.

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

The Company derives, or seeks to derive revenues from following sources:
(1) Product revenue which includes revenue from:
a)	the sale of composite core, stranded composite core, core and stranded core hardware, and other electric utility related products.
b)	the sale of electrical generation turbines, related turbine parts, and license royalties on turbines sold by third parties.
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

CTC Cable sales for the three and nine months ended June 30, 2008 and 2007 consisted of stranded ACCC conductor and ACCC hardware sold to end user utilities, sales of ACCC conductor sold to our Chinese distributor, and sales of ACCC conductor core and ACCC hardware to two of our stranding manufacturers. All ACCC related product sales were recognized upon delivery of product and transfer of title. There is no right of return for sales of ACCC conductor or ACCC core to our Chinese distributor.

If sold as ACCC conductor, we offer an insured warranty for up to seven years. Due to CTC Cable’s inability to self-insure our ACCC conductor partially due to it being a new technology, we engaged a third party insurance broker to develop the industry’s first insured OEM warranty and extended warranty program (“the program”), which is underwritten by General Fidelity Insurance Company, a wholly owned subsidiary of Bank of America Corporation, the obligations of which are managed and satisfied by the insurance company. Warranty costs and liabilities for our insured ACCC conductor and hardware parts range from zero to seven years - the first three years of which represent our standard OEM warranty insurance that is included with the product; and years four through seven which represent extended warranty insurance as opted by the customer that is priced and purchased separately, recorded as deferred revenue, then subsequently amortized against prepaid extended warranty insurance and recognized as revenue in future applicable years.

Except for the quarter ended March 31, 2008 when we reduced the value of the Polish contract by approximately $249,000 for an insured, extended warranty, the amount of revenue reduction related to conductor warranties is not significant.

DeWind Turbine related sales for the three and nine months ended June 30, 2008 and 2007 consisted of completed and installed wind turbine units, turbine parts, and license fees. For DeWind turbine revenues, for turbine sales, we recognized revenues for completed and installed wind turbine units upon the commissioning, or operational viability of each wind turbine unit. We recognized revenues on turbine parts sales upon delivery to the customer and title transfer. We recognized revenues on the license fees upon collection of the license fees and reporting by the licensee of units sold under each license agreement.

For turbine sales, our contracted sales typically include the turbine and warranty services for up to two years after turbine installation and we offer extended warranties for an additional fee. One turbine was sold during the three months ending June 30, 2008 that did not have a warranty. All other turbines sold carried a two year warranty. Our turbine sales are documented by turbine supply agreements that specify the contracted value of the turbine, the warranty service period, and the timing of cash payments by our customers. Our operational history and the value of extended warranties sold allow us to provide sufficient vendor specific objective evidence (VSOE) to value the warranty included with a wind turbine, generally $25,000 per rated megawatt of power per year representing expected warranty and availability related liabilities during the warranty period. We recognize as revenue the contracted turbine value reduced by the value of the warranty portion when the revenue cycle is completed as described above. Progress payments and customer deposits are recorded as deferred revenues until the revenue cycle is completed. Costs incurred and turbine materials purchased during the production of turbines in completion of the revenue cycle are capitalized into inventory. Operating expenses, including indirect costs and administrative expenses, are charged as incurred to periodic income and not allocated to contract costs.  The value of the warranty portion determined by the VSOE is deferred and recognized ratably over the life of the warranty service period. For multiple element contracts where there is no vendor specific objective evidence (VSOE) or third-party evidence that would allow the allocation of an arrangement fee amongst various pieces of a multi-element contract, fees received in advance of services provided would be recorded as deferred revenues until additional operational experience or other vendor specific objective evidence becomes available, or until the contract is completed.

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

WARRANTY, RETROFIT, AND AVAILABILITY PROVISIONS

Warranty provisions consist of the estimates of the costs and liabilities associated with the post-sale servicing of our DeWind wind turbines, and the insured costs and liabilities associated with any post-sales associated with our ACCC conductor and related hardware parts.

Warranty periods for our wind turbines range from zero to seven years and may include parts-only warranties or parts and repair services warranties and may or may not include revenue guarantees. Warranty conditions are specific to and are governed by the turbine supply agreement contract. Warranty related liabilities for time periods in excess of one year are classified as non-current liabilities.

Due to CTC Cable’s inability to self-insure our ACCC conductor partially due to it being a new technology, we engaged a third party insurance broker to develop the industry’s first insured OEM warranty and extended warranty program (“the program”), which is underwritten by General Fidelity Insurance Company, a wholly owned subsidiary of Bank of America Corporation. Warranty costs and liabilities for our insured ACCC conductor and hardware parts range from zero to seven years and may include ACCC conductor warranties only or ACCC conductor and hardware parts warranties. Warranty conditions are specific to and governed by the program. Warranty related liabilities for time periods in excess of one year are classified as non-current liabilities.

We use the following terms, all of which are accounted for as warranty related liabilities:

(1)
Warranty provisions represent the estimated costs to perform expected future repairs of wind turbines, which are covered under a warranty. We estimate warranty provisions based on the historical cost to provide the services under warranty including monitoring, repairs, parts, and insurance and based on the age of the turbine under warranty. We also include as warranty provisions the estimated losses on “full service” contracts where we provide full service in exchange for a revenue share of the wind power produced. For the three months ended June 30, 2008 our estimated warranty costs averaged approximately $2,000 per turbine per month under warranty and as of June 30, 2008 we had approximately 935 turbine – months remaining under warranty. In addition, we have recorded approximately $1.0 million for expected loss provisions related to turbines under full service contracts into our warranty accrual and which are expected to be paid or amortized over the next ten years. We amortize the estimated warranties ratably over the remaining warranty period against the actual expenses incurred and we amortize the projected loss provisions against the expected future periods of full service losses.

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

(3)
Availability penalties represent a combination of i) the calculated revenue guarantees under the turbine supply agreement and ii) the estimate of future payments for revenue guarantees. Actual penalties are calculated under the terms of each individual contract and represent the guaranteed value of the wind power generated under the term of the contract. If the turbine delivers less than the rated power determined under the contract, subject to minimum wind conditions, DeWind is obligated under some contracts to reimburse the wind turbine purchaser for the shortfall subject to contract or turbine maximums, as applicable. Actual availability penalties are recorded as current liabilities although such penalties are often disputed as to the amounts due and then subsequently mediated or negotiated and which often results in payments made in excess of one year. Estimated penalties are determined by past availability histories and management estimates of the required revenue reimbursement on a per turbine basis and calculated using the expected availability rate multiplied by the number of months remaining under warranty. Estimated availability penalties are amortized against actual availability penalties incurred ratably over the remaining warranty period. As of June 30, 2008 we have estimated availability penalties accrued of approximately $1,400 per turbine per month remaining under warranty. For warranty periods in excess of one year, the estimated availability penalty is recorded as a long term liability.

(4)
Insured warranty liabilities represent the cost of the insurance premiums associated for both i) the standard three-year OEM warranty included with the purchase of ACCC product for all domestic (U.S. and Canada) and all international sales, with the exception of sales to China which do not include any insured coverage; and ii) the optional extended warranty plans, which range from years four through seven post-sale. The cost of the OEM premium is charged to costs of sales in the year of sale, accrued as insured warranty liability, and subsequently amortized against the prepaid premium over the term of the warranty period. Insured extended warranty plans, as opted by the customer, are recorded as insured extended warranty liability and amortized against the prepaid premium over the future term of the extended warranty period.

Estimates

The preparation of our financial statements conforms with accounting principles generally accepted in the United States of America, which requires management to make estimates and judgments in applying our accounting policies that have an important impact on our reported amounts of assets, liabilities, revenue, expenses and related disclosures at the date of our financial statements. On an on-going basis, management evaluates its estimates including those related to accounts receivable, inventories, stock-based compensation, warranty, retrofit and availability provisions and goodwill and intangibles. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from management’s estimates. We believe that the application of our critical accounting policies requires significant judgments and estimates on the part of management.   We believe that the estimates, judgments and assumption upon which we rely are reasonable, and based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the period presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management's judgment in its application. There are also many areas in which management's judgment in selecting among available alternatives would produce a materially different result.

Our key estimates we use that rely upon management judgment include:
-
the estimates pertaining to the likelihood of our accounts receivable collectability, These estimates primarily rely upon past payment history by customer and management judgment on the likelihood of future payments based on the current business condition of each customer and the general business environment.

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

Except as noted in this document, the methodology and assumptions used for the estimates pertaining to the activity during the nine months ended June 30, 2008 are consistent with those used for the estimates included in our Form 10-K/A for the year ended September 30, 2007 filed on June 4, 2008.

Reclassifications

Certain balances were reclassified to conform with current period presentation.

During the prior six months ended March 31, 2008, due to its materiality, the Company reclassified advanced payments for turbine inventory, previously included in inventory, as a separate line item on the balance sheet. This balance represents payments made to suppliers in advance for inventory not yet received as of the balance sheet date.

Additionally, during the same period, the Company recorded $200,000 of restricted cash as security to establish a standby letter of credit as required by a supplier for the purchase of inventory.

Recent Pronouncements

Statement No. 141R, “Business Combinations” (SFAS 141R)
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, Business Combinations (SFAS 141R). SFAS 141R requires most identifiable assets, liabilities, non-controlling interests, and goodwill acquired in a business combination to be recorded at “full fair value.” SFAS 141R applies to all business combinations, including combinations among mutual entities and combinations by contract alone. Under Statement 141R, all business combinations will be accounted for by applying the acquisition method. Statement 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently evaluating the impact that SFAS 141R will have on our consolidated financial statements.

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

Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS 161)
In March, 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS 161). SFAS 161 amends and expands the disclosure requirements of SFAS 133 by providing additional disclosure on the use of derivative instruments including qualitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for periods beginning on or after November 15, 2008. We are currently evaluating the impact that SFAS 161 will have on our consolidated financial statements.

Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162)
In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We do not currently expect the adoption of SFAS 162 to have a material effect on our consolidated results of operations and financial condition.

Significant new accounting policies adopted or implemented during the nine months ended June 30, 2008

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

During the three and nine months ended June 30, 2008, the Company’s federal returns were selected for examination by the Internal Revenue Service (IRS) for prior fiscals years ended September 30, 2001 through 2005, all years in which net losses were reported and filed.  As of June 30, 2008, the IRS has not proposed any significant adjustments to the Company’s tax positions. Currently, the Company is not able to reasonably estimate the amount by which the liability for unrecognized tax benefits may increase or decrease during the next 12 months as a result of the ongoing IRS audit. However, the Company does not anticipate any adjustments that would result in a material change to its financial position. Payments relating to any proposed assessments arising from the 2001 through 2005 audits will not be made until a final agreement is reached between the Company and the IRS on such assessments or upon a final resolution resulting from the administrative appeals process or judicial action.

The Company recognizes potential accrued interest and penalties related to uncertain tax positions in income tax expense. During the three and nine months ended June 30, 2008, the Company did not recognize any amount in potential interest and penalties associated with uncertain tax positions. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

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

Commercial orders: To date, since inception for our Cable products and since the acquisition of DeWind, we have received orders including revenues recognized and unfilled orders for approximately $58 million in ACCC conductor products and $248 million of Wind turbines. We will require a significant increase in customer orders at sufficient profit margin levels to cover our expenses and generate sufficient cash from operations.

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

Between May and June, 2008 we closed a financing transaction for an equity investment totaling $50 million. Although our cash position as of June 30, 2008 was $47.6 million, based on the expected cash spending required for our DeWind wind turbine business, without cash receipts from wind turbine revenue orders our cash balance may not be sufficient to fund the required turbine parts purchases and costs of operations for the next four calendar quarters based on our current business plans. If sufficient cash down payments from turbine revenue orders do not materialize or if our CTC Cable business, which is heavily reliant upon one customer should suffer the loss of this customer, we anticipate that additional cash is needed to fund operations beyond December, 2008 and to the extent required, the Company intends to continue the practice of issuing stock, debt or other financial instruments for cash or for payment of services until our cash flows from the sales of our primary products is sufficient to provide cash from operations or if we believe such a financing event would be a sound business strategy.

NOTE 3 – BALANCE SHEET DETAILS

Accounts Receivable

Accounts Receivable consisted of the following at June 30, 2008 and September 30, 2007:

	June 30, 2008	September 30, 2007
	(unaudited)
Turbine products and service receivables	$10,906,698	$8,148,472
Unbilled receivables	1,949,602	1,867,009
Cable products receivables	3,711,523	1,199,043
Gross Receivables	$16,567,823	$11,214,524
Reserves	(777,503)	(595,980)
Net receivables	$15,790,320	$10,618,544
Portion relating to greater than one year, net of reserves of $356,719 and $0	3,626,109	2,809,558
	$12,164,211	$7,808,986

The asset unbilled receivables (noted in above table) represents revenue that is recognizable due to the performance of services for which billings have not been generated as of the balance sheet date. In general, amounts become billable pursuant to contractual milestones or in accordance with predetermined billing schedules.

Inventories and Advanced Payments for Turbine Inventory

Inventories and advanced payments for turbine inventory consisted of the following at June 30, 2008 and September 30, 2007:

	June 30, 2008	September 30, 2007
	(unaudited)
Raw Materials and Turbine Parts	$34,761,292	$12,590,808
Work in Progress	9,301,605	10,621,287
Finished Goods	2,827,979	3,984,804
Gross Inventory	$46,890,876	$27,196,899
Reserves	(2,168,279)	(1,495,044)
Net Inventory	$44,722,597	$25,701,855

Advanced Payments for Turbine Inventory	$12,083,779	$12,893,507

Advanced payments for turbine inventory represents payments made to suppliers in advance for inventory not yet received as of the balance sheet date.

Due to the closure of our former production facility in Lubeck, Germany, we identified approximately 3.02 million Euros ($4,723,000 at June 30, 2008 exchange rates) of turbine parts, primarily for D6 and D4 units that we impaired and charged to cost of sales for the quarter ended June 30, 2008.

Property and Equipment

Property and equipment consisted of the following at June 30, 2008 and September 30, 2007:

	Estimated Useful Lives	June 30, 2008	September 30, 2007
		(unaudited)
Office furniture and equipment	3-10 yrs	$1,486,101	$1,240,703
Production equipment	3-10 yrs	7,036,528	5,923,236
Wind turbines in production	20 yrs	3,685,895	3,320,536
Automobiles	3-5 yrs	41,685	26,301
Leasehold improvements	7 yrs	1,657,315	424,184
Total Property		$13,907,524	$10,934,960
Accumulated depreciation		(4,437,174)	(2,992,283)
Property, net		$9,470,350	$7,942,677

Intangible Assets

There were no additions to our acquisition-related intangible assets during the six month period ending June 30, 2008. Information regarding our acquisition-related intangible assets are as follows:

	Gross Carrying Amount	Accumulated Amortization			Net Carrying Amount
	September 30,	Sept 30,		June 30,	June 30,
	2007	2007	Amortized	2008	2008
				(unaudited)
Supply Agreements	$12,347,000	$—	$(165,000)	$(165,000)	$12,182,000
Tech Transfer Agreements	3,131,000	—	(466,938)	(466,938)	2,664,062
Tradename	7,553,000	(472,400)	(283,500)	(755,900)	6,797,100
Service Contracts	1,442,000	(1,442,000)	—	(1,442,000)	—
Subtotal, Intangible Assets	$24,473,000	$(1,914,400)	$(915,438)	$(2,829,838)	$21,643,162

Amortization expense of other acquisition-related intangible assets was $915,438 and $978,000 for the nine months ended June 30, 2008 and 2007, respectively. Our acquisition-related intangible assets are amortized on a per turbine unit shipped basis for the Supply and Technology Transfer Agreements, over the life of the underlying service contracts expiring through 2009, and on a 20 year straight line basis for the tradename.

Estimated amortization expense for other acquisition-related intangible assets on our June 30, 2008 balance sheet for the fiscal years ending September 30, is as follows:

Remainder of 2008	$606,917
2009	3,506,108
2010	4,291,717
2011	4,452,820
2012	3,595,000
Thereafter	5,190,600
Total	$21,643,162

Accounts Payable and Accrued Liabilities

Accounts Payable and Accrued Liabilities consisted of the following at June 30, 2008 and September 30, 2007:

	June 30, 2008	September 30, 2007
	(unaudited)
Trade Payables	$41,941,500	$15,161,739
Legal Provision	1,378,025	2,072,434
Accrued Acquisition Costs	250,000	318,502
Accrued Payroll	879,741	1,014,702
Accrued Interest	200,848	—
Due to Affilliates	—	1,848,521
Deferred Rents	208,137	227,059
Other Accruals	—	2,837
Total Accounts Payable and Accrued Liabilities	$44,858,251	$20,645,794

Deferred Revenues and Customer Deposits

Deferred Revenues and Customer Deposits represent balances billed or cash advanced to the Company in advance of completion of the revenue cycle.

The following table sets forth an analysis of deferred revenues and customer deposits as of June 30, 2008 and September 30, 2007:

	June 30, 2008	September 30, 2007
	(unaudited)
Customer advances on turbines and turbine parts sales	$29,963,875	$30,352,975
Deferred revenues – Other turbine related	2,618,151	4,030,602
Deferred revenues – Cable Sales	1,105,747	2,333,894
Total, Deferred revenues & customer advances	$33,687,773	$36,717,471
Balance included in current liabilities	32,730,588	35,581,067
Long Term Deferred Revenues	$957,185	$1,136,404

Warranty Reserve

Warranties relate to the product warranty, retrofit accruals, and availability guarantees for our wind turbines and insured warranties for our ACCC conductor and hardware parts. We accrue for our product warranty costs at the time of shipment. Product warranty costs for our turbines are estimated based upon our historical experience and specific identification of product requirements. We amortize the estimated warranties for our turbines ratably over the remaining warranty period against the actual expenses incurred and we amortize the projected loss provisions against the expected future periods for full service losses. Costs associated with our ACCC conductor and hardware parts are based on the cost of insurance as governed by our underwritten OEM warranty and extended warranty program, and are amortized against the prepaid cost over the term of the related warranty period. See also Note 1 for further discussion on warranties.

The following table sets forth an analysis of warranty reserve activity as of June 30, 2008.

June 30, 2008
(unaudited)
Balance at September 30, 2007	$15,815,465
Additional reserves recorded to expense or as a reduction of revenue	4,551,802
Reserves utilized	(4,704,240)
Balance at June 30, 2008	$15,663,027
Less Amount classified as current liabilities	13,489,905
Long Term Warranty Liability at June 30, 2008	$2,173,122

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

Segment information for the three months ended June 30, 2008 and 2007 is as follows:

	Corporate	Cable	Turbine	Total
Three Months Ended:
June 30, 2008
Revenues	$—	$6,651,385	$14,215,209	$20,866,594
Operating income (loss)	(2,444,777)	73,601	(9,336,998)	(11,708,174)
Total assets	41,034,991	13,333,503	125,545,220	179,913,714
Goodwill	—	—	24,218,539	24,218,539
Capital expenditures	—	(1,485,972)	(1,536,361)	(3,022,333)
Depreciation & amortization	—	196,662	720,910	917,572

June 30, 2007
Revenues	$—	$7,396,781	$5,505,420	$12,902,201
Operating income (loss)	(1,551,587)	(5,377)	(5,159,043)	(6,716,007)
Total assets	20,564,694	10,971,677	93,163,398	124,699,769
Goodwill	—	—	26,300,496	26,300,496
Capital expenditures	—	(722,713)	(4,170,166)	(4,892,879)
Depreciation & amortization	—	190,478	509,932	700,410

The Company operates and markets its services and products on a worldwide basis with its principal markets as follows:

	Three Months Ended
	June 30, 2008			June 30, 2007
Revenue allocation by geographic region based on location of customer:	Cable	Turbine	Consolidated	Cable	Turbine	Consolidated
Europe	$333,810	$7,697,858	$8,031,668	$2,541	$2,106,924	$2,109,465
China	6,179,965	6,385,876	12,565,841	6,552,501	3,070,924	9,623,425
South America	—	131,474	131,474	—	327,572	327,572
North America	137,611	—	137,611	841,739	—	841,739
Total Revenue	$6,651,386	$14,215,208	$20,866,594	$7,396,781	$5,505,420	$12,902,201

	June 30, 2008			September 30, 2007
Long-lived assets (including goodwill and intangible assets) by geographic region based on location of operations:	Cable	Turbine	Consolidated	Cable	Turbine	Consolidated
Europe	$—	$52,206,073	$52,206,073	$—	$54,938,907	$54,938,907
United States	3,125,978	—	3,125,978	2,312,833	—	2,312,833
Total long-lived assets (including goodwill and intangible assets)	$3,125,978	$52,206,073	$55,332,051	$2,312,833	$54,938,907	$57,251,740

During the quarter, three customers in China represented 56.8% of revenues (two customers from our DeWind segment and one customer from our Cable segment at 27.2% and 29.6%, respectively) and two customers in Europe with 34.5% of revenues (both from our DeWind segment). No other customer represented greater than 5% of consolidated revenues.

NOTE 5 – EQUITY BASED COMPENSATION

The Company historically has issued equity based compensation in the form of stock options to its employees and consultants via option grants. The Company uses the guidelines of SFAS 123R, which requires fair value calculation of the grant, and recognition of the cost of employee services received in exchange for the award over the period the employee is required to perform the services.

The values of the financial instruments are estimated using the Black-Scholes-Merton (Black-Scholes) option pricing model. Key assumptions used during the nine months ended June 30, 2008 and 2007 to value options and warrants granted are as follows:

	Nine Months Ended
	June 30,
	2008	2007
Risk Free Rate of Return	1.79-4.29%	4.7-4.97%
Volatility	66-88%	83-98%
Dividend yield	0%	0%
Expected life	0-4 yrs	0-5 yrs

Our computation of expected volatility for the nine months ended June 30, 2008 is based on historical and volatility over the expected life of the options granted. Our computation of expected life is based on historical exercise patterns. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

On March 29, 2006, the Securities and Exchange Commission published Staff Accounting Bulletin No. 107 (SAB 107), which provides the Staff’s views on a variety of matters relating to stock-based payments. On December 21, 2007, the Securities and Exchange Commission published Staff Accounting Bulletin No. 110 (SAB 110), which provides the Staff’s views on matters relating to share-based payments. In particular, SAB 110 allows for an extension past December 31, 2007 for the use of a simplified method in developing an estimate of the expected term of “plain vanilla” share options in accordance with SFAS 123R. SAB 107 and SAB 110 require stock-based compensation to be classified in the same expense line items as cash compensation. Information about stock-based compensation included in the results of operations for the quarters and nine months ending June 30, 2008 and 2007 is as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	June 30	June 30	June 30	June 30
	2008	2007	2008	2007
Cost of Product Sold	$17,643	$7,434	$47,279	$53,455
Officer Compensation	613,831	118,017	724,084	228,280
Selling and marketing	107,184	223,052	317,280	421,878
Research and development	229,462	18,935	517,784	109,231
General and administrative	329,317	295,282	568,736	573,574
Totals	$1,297,437	$662,720	$2,175,163	$1,386,418

As of June 30, 2008, there was $7.9 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements related to stock options. The costs are expected to be recognized over a weighted-average period of 2.3 years.

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

The following table summarizes the Stock Plan stock option activity as of June 30, 2008:

	Number of Options	Average Exercise Price
Outstanding, September 30, 2007	15,019,870	$0.91
Granted	4,045,000	$1.72
Exercised	10,000	$1.16
Cancelled	(126,600)	$1.50
OUTSTANDING, June 30, 2008	18,928,270	$1.08

EXERCISABLE, June 30, 2008	10,352,313	$0.85

The weighted-average remaining contractual life of the options outstanding at June 30, 2008 was 3.6 years. The exercise prices of the options outstanding at June 30, 2008 ranged from $0.25 to $2.09, and information relating to these options is as follows:

Range of Exercise Prices	Stock Options Outstanding	Stock Options Exercisable	Weighted Average Remaining Contractual Life in years	Weighted Average Exercise Price of Options Outstanding	Weighted Average Exercise Price of Options Exercisable
$0.25-0.49	1,613,216	1,613,216	3.5	$0.29	$0.29
$0.50-$0.99	3,075,000	3,032,500	4.1	$0.62	$0.62
$1.00-$1.49	10,315,054	5,220,472	3.5	$1.06	$1.06
$1.50-$2.09	3,925,000	486,125	3.5	$1.80	$1.87
Total	18,928,270	10,352,313

NOTE 6 – EQUITY

COMMON STOCK

COMMON STOCK PLACEMENT

On May 9, 2008 the Company agreed to sell up to $50,000,000 of the Company’s Common Stock to Credit Suisse Securities (Europe) Limited. The transaction was structured to provide for an immediate investment of $10,000,000 received on May 9, 2008 in exchange for 13,333,333 shares of Common Stock at a price per share of $0.75 with an option to purchase up to an additional 45,454,544 shares of common stock at a price per share of $0.88 per share for total potential proceeds of an additional $40,000,000. The option would expire on June 30, 2008 if not exercised. On June 27, 2008 Credit Suisse exercised the option in full and the Company received $40,000,000 in cash from the option exercise. The Company valued the option using the Black-Scholes-Merton option pricing model at $4,013,650 using a volatility of 65%, a risk free rate of 1.79%, a dividend rate of 0% and a market price of $0.88 per share. The Company incurred approximately $90,593 in fees associated with this transaction. The Company evaluated the treatment of these options under the guidelines of SFAS 133 and determined that the option was not a derivative instrument and should therefore be accounted for as a component of equity.

DEBT CONVERSIONS, OPTION EXERCISES, AND WARRANT EXERCISES

During the nine months ended June 30, 2008 the Company issued a total of 5,244,425 shares for the exercise of options and warrants and for the conversion of convertible debt as follows:

Between October, 2007 and April, 2008, the Company issued 2,073,004 shares of Common Stock for the conversion of $2,135,192 of Convertible Debt at a conversion price of $1.03 per share.

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

SERVICES

In April, 2008 the Company issued 200,000 shares of common stock in exchange for investor relations services to be provided between April, 2008 and December, 2010. The Company recorded the issuance as a prepaid expense valued at $208,000, the market price on the date of issuance of $1.04, which is the fair value of the services to be provided.

WARRANTS

The Company issues warrants to purchase common shares of the Company either as compensation for consulting services, or as additional incentive for investors who purchase unregistered, restricted common stock or Convertible Debentures. The value of warrants issued for compensation is accounted for as a non-cash expense to the Company at the fair value of the warrants issued. The value of warrants issued in conjunction with financing events is either a reduction of paid in capital for common stock issuances or a debt discount for debt issuances. The Company values the warrants at fair value as calculated by using the Black-Scholes option-pricing model.

The following table summarizes the Warrant activity for the nine months ending June 30, 2008:

	Number of Warrants	Weighted-Average Exercise Price

Outstanding, September 30, 2007	32,449,107	$1.30
Granted	2,250,000	$0.99
Impact of Anti-Dilution protection	542,272	—
Exercised	3,161,423	$1.18
Cancelled	—	$—
OUTSTANDING, June 30, 2008	32,079,956	$1.21

EXERCISABLE, June 30, 2008	32,079,956	$1.21

The following table summarizes the warrants issued, outstanding, and exercisable as of June 30, 2008:

Warrant Series	Grant Date	Strike Price		Expiration Date	Warrants remaining	Proceeds if Exercised	Call feature
“December 2003”	Dec., 2003	$2.04		December, 2008	120,000	$244,800	(E	)
August, 2004 Debenture warrants	Aug, 2004	$1.28	(A)	August, 2008	3,221,471	4,123,482	None
Debenture Amend	Nov, 2004	$1.28	(A)	August, 2008	1,083,592	1,386,998	None
Series T	Sept, 2004	$1.00		July, 2008	160,000	160,000	None
Series U	Sept, 2004	$1.83		August, 2008	512,362	937,622	(F	)
October, 2005 DIP Series 1	Oct, 2005	$1.17	(B)	October, 2008	1,030,608	1,205,811	None
October, 2005 DIP Series 2	Oct, 2005	$1.27	(C)	October, 2008	1,034,803	1,314,200	None
2006 Series A1	Mar, 2006	$1.55		March, 2009	150,000	232,500	None
2006 Series A2	Mar, 2006	$0.75	(D)	March, 2009	1,966,005	1,474,505	None
2006 Series B	Various 2006	$2.00		May, 2009	2,191,466	4,382,932	(G	)
2006 Series C	May, 2006	$1.25		December, 2010	200,000	250,000	None
2006 Series D	May, 2006	$1.50		December, 2010	200,000	300,000	None
2006 Series E	May, 2006	$1.75		December, 2010	200,000	350,000	None
2007 Series F	Nov, 2006	$1.10		November, 2009	220,000	242,000	None
2007 Convertible Debt	Feb, 2007	$1.06	(A)	February, 2010	7,367,815	7,809,884	None
2007 Convertible Debt Fees	Mar, 2007	$1.00	(A)	February, 2010	1,316,833	1,316,833	None
2007 Factoring	Mar, 2007	$1.06		February, 2009	1,800,000	1,908,000	None
June PIPE Series 1	Jun, 2007	$1.27	(A)	June, 2010	5,490,100	6,972,427	None
June PIPE Series 2	Jun, 2007	$1.28	(A)	June, 2010	1,564,901	2,003,073	None
2008 Debt Series 1	May, 2008	$0.96	(A)	May, 2011	1,125,000	1,080,000	None
2008 Debt Amendment	May, 2008	$0.99	(A)	May, 2011	1,125,000	1,113,750	None
Total					32,079,956	$38,808,817

(A) Subject to anti-dilution provisions. Certain future equity or equity equivalent issuances below the current exercise price per warrant may result in a weighted average price reset of the exercise price.

(B) Subject to anti-dilution provisions. Price reset under a weighted average 115% of “new issue price” reset in May, 2008. Certain future warrant issuances with exercise prices below $1.02 per warrant may result in weighted average price re-set and additional issuances of warrants.

(C) Subject to anti-dilution provisions. Price reset under a weighted average 125% of “new issue price” reset in May, 2008. Certain future warrant issuances with exercise prices below $1.02 per warrant may result in weighted average price re-set and additional issuances of warrants.

(D) Subject anti-dilution provisions. Certain future equity or equity equivalent issuances below $0.75 per share may result in a price reset to 100% of the new issue price and additional issuances of warrants.

(E) Callable if closing market price is 200% of strike price for 20 consecutive trading days

(F) Callable if closing market price is 200% of strike price for one trading day

(G) Callable if trading price is greater than $2.50 for 10 consecutive days

On May 9, 2008 we closed a common stock subscription and option transaction consisting of 13,333,333 shares of common stock for a $10,000,000 cash investment at $0.75 per share and an option for an additional cash investment of 45,454,544 shares of common stock for a $40,000,000 cash investment at $0.88 per share. On May 5, 2008 and May 23, 2008 we issued a total of 2,250,000 warrants under the May 5, 2008 debt agreement. The combination of the issuance of the common shares, the investment option, and the warrants resulted in the triggering of anti-dilution protection of the following series resulting in exercise price decreases and additional warrant issuances:

	Price prior to reset	Reset price	Warrants issued prior to dilutive issuance	Additional Warrants issued	Reduction in Cash Proceeds
August, 2004 Debenture warrants	$1.40	$1.28	3,221,471	—	$386,842
Debenture Amend	$1.40	$1.28	1,083,592	—	130,031
October, 2005 DIP Series 1	$1.21	$1.17	996,538	34,070	—
October, 2005 DIP Series 2	$1.31	$1.27	1,003,207	31,596	—
2006 Series A2	$0.99	$0.75	1,489,399	476,606	—
2007 Convertible Debt	$1.11	$1.06	7,367,815	—	368,391
2007 Convertible Debt Fees	$1.03	$1.00	1,316,833	—	39,505
June PIPE Series 1	$1.39	$1.27	5,490,100	—	658,812
June PIPE Series 2	$1.40	$1.28	1,564,901	—	187,788
2008 Debt Series 1	$0.99	$0.96	1,125,000	—	33,750
Total				542,272	$1,805,119

There was no further impact to the price of any warrants on June 27, 2008 as a result of the option exercise to purchase 45,454,544 shares of common stock for $40,000,000.

We valued the price changes and additional warrants issued using the Black-Scholes-Merton option-pricing model. We recorded expense related to modification of warrants for the combination of the fair value of any additional warrants issued and the difference between the fair value of the warrants prior to the exercise price reset and after the exercise price reset. The total expense related to warrant modifications was $553,151. We recorded an additional $44,991 of debt discount as discussed in Note 7 to record the fair value of those warrants associated with the remaining Convertible Debt principal. We used the following assumptions to value the warrants affected:

Dividend rate = 0%
Risk free return between 1.80% and 2.3%
Market price of $0.88 per share
Volatility of between 66% and 84%

Time to maturity was the remaining life of the warrant series in question of between 0.27 and 3 years.

In April, 2008 the Company extended the life of the 2006 Series C, Series D, and Series E warrants by one year to December 31, 2010 as additional consideration for public relations work to be performed through December 31, 2010. The Company recorded additional prepaid expense of $109,189 for the three warrant series representing the difference in fair value before and after the modification. We used the following assumptions for the fair value calculations:

Dividend rate = 0%
Risk free return of 2.3%
Market price of $0.99 per share
Volatility of between 70% and 84%
Time to maturity of between 1.73 and 2.73 years

Management has reviewed and assessed the warrants issued during the nine months ended June 30, 2008 and determined that they do not qualify for treatment as derivatives under SFAS 133.

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

The following common stock equivalents were excluded from the calculation of diluted loss per share for the three and nine months ended June 30, 2008 and 2007 since their effect would have been anti-dilutive:

	June 30
	2008	2007
Options for common stock	18,928,270	15,450,136
Warrants	32,079,956	34,665,242
Convertible Debentures, if converted	10,037,280	25,449,791
	61,045,506	75,565,169

NOTE 7 – DEBT AND NOTES PAYABLE

Between October, 2007 and April, 2008, a total of $2,135,193 of principal of the February, 2007 convertible debt was converted into 2,073,092 shares of common stock of the Company at a conversion price of $1.03 per share.

On May 9, 2008 the combined effect of the issuance of 13,333,333 common shares at $0.75 per share, the warrants issued in conjunction with the senior secured debt financing, and the option to purchase 45,454,544 shares at $0.88 per share resulted in the conversion price of the remaining principal to decrease from $1.03 to $1.00. On May 9, 2008 the Company recorded an additional $302,257 of convertible debt discount consisting of $257,266 relating to the intrinsic value of the additional shares issuable upon full conversion of the remaining debt and $44,991 relating to the difference in fair value for the affiliated convertible debt warrants price adjustments as described in Note 6. The additional debt discount will be amortized to interest expense over the remaining life of the convertible debt.

A total of $10,037,280 of principal of the February, 2007 convertible debt remained at June 30, 2008 convertible at a current conversion price of $1.00 per share into 10,037,280 shares, if fully converted.

On May 5, 2008 the Company entered into a bridge financing structured as a Senior Secured Debt Facility, which allowed for borrowings of up to $5,000,000 in exchange for cash interest consideration and 2,250,000 warrants with a term of three years and a $0.99 exercise price. On May 5, 2008, the Company borrowed $2,500,001 under the facility and issued an initial 1,125,000 warrants. The remaining $2,499,999 would become available for borrowing upon the satisfaction of the perfection of security interests in certain of the Company’s assets and which had been expected to become available within two weeks of the signature of the Facility. For any amounts drawn, the Company was required under the facility to pay six months cash interest regardless of the length of time the debt was outstanding. On May 9, 2008, as described in Note 6, the Company closed on the equity financing for $10,000,000 and pursuant the terms of the Senior Debt Facility was required to repay the initial drawdown in full which occurred on May 12, 2008 along with the required cash interest. Subsequent to the repayment of the initial draw, a dispute arose over the requirement under the facility as to whether the Company was required to draw the additional $2,499,999 under the terms of the Facility. In exchange for a release from all obligations under the Facility including the requirement to draw the additional funds which would then require additional payment of cash interest and including the release of the security interests in certain assets of the Company, on May 23, 2008 the Company and the lender agreed to terminate the facility in exchange for the issuance of the warrants associated with the second drawdown. Accordingly, the Company issued the final 1,125,000 warrants at $0.99 exercise price per warrant and terminated the facility. The Company recorded all warrants issued, financing fees, and cash interest as interest expense during the quarter ended June 30, 2008. The Company valued the 2,250,000 warrants issued at the fair value of $1,044,900 using the Black-Scholes-Merton option-pricing model with a life of three years, volatility of 84%, a risk free rate of 2.3% and a dividend yield of 0%. The Company evaluated the treatment of these options under the guidelines of SFAS 133 and determined that the option was not a derivative instrument and should therefore be accounted for as a component of equity.

The following table summarizes the Company’s debt structure as of June 30, 2008 and September 30, 2007:

	June 30, 2008	September 30, 2007
	(unaudited)
Senior Convertible 8% Notes due January, 2010 net of discount of $1,581,489 and $2,337,656	$8,455,791	$9,834,817
Capital Leases	—	109,021
Total Debt	$8,455,791	$9,943,838
Less balance included in current liabilities	—	109,021
Long Term Debt	$8,455,791	$9,834,817

NOTE 8 – COMMITMENT AND CONTINGENCIES

Please refer to the Commitment and Contingencies Note number 17 on page 79 of our Form 10-KA filed on June 4, 2008 for a detailed listing of our commitments and contingencies. There were no material changes other than in the ordinary course of business and as updated in the Off Balance Sheet disclosure in Item 2 below.

During the quarter and nine months ended June 30, 2008, our purchasing efforts increased after having negotiated frame supply contracts during the nine months ending June 30, 2008 and the prior fiscal year 2007 with numerous vendors for the purchase of wind turbine components for delivery in fiscal years 2008 and 2009. These contracts are considered to be in the ordinary course of business under ordinary payment terms. Material purchase commitments as of June 30, 2008 are estimated at $10 million. Advanced payments made for turbine inventory under these contracts are included as a separate line item on our balance sheet, which totaled $12,083,779 as of June 30, 2008.

During the quarter ended June 30, 2008, recent supply chain delays affected production schedules for ten D8 units to be sold to South America that had been scheduled to ship in the quarter ending September 30, 2008. These turbines are now expected to ship in the quarter ending December 31, 2008. We have accrued likely delivery penalties of 5% of the contracted value of these turbines, or approximately $950,000 into cost of sales for the quarter ended June 30, 2008 to accrue for this estimated penalty. We currently have no potential significant penalties of a similar nature for any of our remaining turbine contracts.

NOTE 9 – LITIGATION

Please refer to the Form 10-K/A filed on June 4, 2008 for detailed descriptions of the following litigation cases. The following updates to our litigation cases occurred between October 1, 2007 and August 8, 2008.

A. Enable Growth Partners, Enable Opportunity Partners, and Pierce Diversified Strategy Master Fund (collectively “Enable”) v. Composite Technology Corporation

On November 7, 2007, oral arguments were heard on our motion to dismiss. On May 12, 2008 Justice Bernard J. Fried of the Supreme Court of the State of New York granted our motion to dismiss and ordered that the case be closed. On June 3, 2008 Enable filed a Notice of Appeal and Pre-Argument Statement and now has up to nine months to perfect their appeal. The Company is insured for any additional legal fees associated with any appeal.

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

On December 7, 2007 a hearing was conducted to hear arguments on FKI’s motion for summary judgment of their claims for the FKI bond calls and the Brush claim. FKI received approval of a summary judgment on their positions consisting of a net judgment of 1,415,000 Euros plus interest and costs estimated at approximately 164,000 Euros on the FKI bond call claim and 650,000 Euros plus interest and costs of approximately 115,000 Euros for a total judgment of approximately 2,344,000 Euros ($3,700,000 at June 30, 2008 exchange rates).

Subsequent to the December 7, 2007 hearing, FKI and DeWind met in January, 2008 to resolve all differences related to the FKI bond claim, the Brush Claim, and the Capital Accounts claim. We conducted settlement talks in January, 2008 without reaching agreement on all issues. Subsequent to these talks, the Company made a 153,000 Euro ($219,000 at January, 2008 exchange rates) progress payment on the FKI claims in exchange for additional time to prepare a revised settlement proposal that was provided on February 15, 2008. FKI rejected the settlement proposal. In April, 2008 mediation meetings to explore settlement of the Brush claim were held. No settlement was finalized at these meetings. If mediation is unsuccessful, additional legal proceedings on the Brush claim are scheduled in May, 2008.

Since the December, 2007 hearing, during the quarter ended June 30, 2008 additional court costs totaling 265,000 Euros ($419,000 at June 30, 2008 exchange rates) primarily related to a change of venue of the capital accounts claim and which have been recorded as General and Administrative expense.

FKI may attempt to enforce collection of the funds due to FKI from two of the Company’s subsidiaries for their adjudicated debts due from DeWind GmbH and its holding company, DeWind Holdings. If FKI were to enforce the payment under its claims, it may possibly force either or both of these subsidiaries into insolvency proceedings under German law if the claims remained unpaid. DeWind Holdings is in turn a wholly owned subsidiary of DeWind Turbines, Ltd. which is in turn a wholly owned subsidiary of Composite Technology Corporation. Substantially all of DeWind Holdings’ assets are the shares of DeWind, GmbH. DeWind GmbH operates substantially for the purpose of servicing and managing the warranty liabilities existing for the European wind turbine operations. We believe that if the subsidiaries were forced into insolvency that it would have a minimal impact on the current or expected future operations of our wind segment.

In April, 2008 DeWind filed an amended counterclaim for the capital reserve accounts matter against FKI for 37,672,950 Euros ($59,477,000 at June 30, 2008 exchange rates) representing loans that DeWind contends were illegally repaid to FKI from DeWind between June, 2004 and June, 2005, plus statutory interest calculated since July, 2006 estimated to be in excess of 3,500,000 Euros ($5,525,000 at June 30, 2008 exchange rates), and additional attorney and court costs estimated to be approximately 400,000 Pounds Sterling ($798,000 at June 30, 2008 exchange rates), and inestimable restitution, tax indemnity, and other damages.

In July, 2008 DeWind, FKI, related counsel, and the presiding judge of the High Court of Justice, Queen’s Bench Division, Commercial Court in the UK conducted a case management conference and set a tentative date for trial in April, 2009.

The resolution of the capital reserve accounts issues is not reasonably estimable at this time and no contingent asset has been recorded to date for any future funds potentially receivable from FKI, if any, to resolve the capital reserve account issues.

C.  Zephyr GmbH & Co. KG v. DeWind GmbH

There were no changes to the Zephyr case between October 1, 2007 and August 8, 2008.

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

For the three and nine months ended June 30, 2008, we recorded consulting fees of $125,000 and $375,000, respectively. In addition, we paid $17,983 and $124,882 of reimbursable expenses for the three and nine months ended June 30, 2008, representing pass-through expenses for incidental expenses as well as patent and intellectual property related fees. All balances were expensed to Research and Development expenses. As of June 30, 2008 we had a balance due of $94,274 to TMA and TMG combined.

NOTE 11 - SUBSEQUENT EVENTS

Subsequent to June 30, 2008 through August 8, 2008, the Company issued 1,967,716 shares for the conversion of $1,000,000 of convertible debt at $1.00 per share and the exercise of 967,716 warrants for which the Company received $736,037 in cash proceeds. The effect of the conversions was to reduce the principal balance of the Company’s convertible debt by $1,000,000 from $10,037,280 to $9,037,280 as of August 8, 2008.

On August 4, 2008 the Company’s wholly owned subsidiary signed a turbine supply agreement with Energy Farming Ontario for the purchase of 10 units of DeWind 90 meter hub version of the D8.2 2 megawatt turbine which is expected to be ready for commercial delivery in the third calendar quarter of 2009 and is expected to be called the D9.2. The agreement calls for payment of $2,355,000 per turbine unit and additional services of $300,000 for a total contract value of $23,850,000. Each turbine unit consists of a D9.2 turbine nacelle and a D9.2 blade set. The agreement calls for a 1% payment upon signature of the contract and an additional 9% payment to be received by September, 2008. Additional cash payments are called for beginning in 2009.

On August 6, 2008 the Company’s Board of Directors approved a total of 6,750,000 options issued under the Company’s 2008 Stock option plan to six individuals including 2,200,000 options for Benton Wilcoxon, the Company’s Chief Executive Officer, 1,000,000 options for Domonic J. Carney, the Company’s Chief Financial Officer, 1,250,000 options for Marvin Sepe, the Company’s Chief Operating Officer, and 800,000 options for Mike McIntosh, the Company’s Business Strategy and Intellectual Property Consultant and a member of the Company’s Board of Directors.

All options granted have an exercise price of $1.25 per share. Vesting of all options granted will have an initial vesting condition requirement that the Company’s DeWind segment sell a minimum of 20 DeWind D8.2 or 9.2 turbine units. Thereafter, the vesting shall be in equal installments over three years from the initial vesting date.

ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our interim financial statements and the related notes appearing at the beginning of this report. The interim financial statements and this Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended September 30, 2007 and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on June 4, 2008.

The following discussion and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” and similar terms. Our actual results could differ materially from any future performance suggested in this report as a result of factors, including those discussed in “Factors That May Affect Future Operating Results” and elsewhere in this report and in our Annual Report on Form 10-K/A for the fiscal year ended September 30, 2007. All forward-looking statements are based on information currently available to Composite Technology Corporation and we assume no obligation to update such forward-looking statements, except as required by law. Service marks, trademarks and trade names referred to in this Form 10-Q are the property of their respective owners.

OVERVIEW

CTC conducts its operations in the following two business segments: the CTC Cable Division and the DeWind Turbine Division. The segments have been organized on the basis of products. All of each segment’s product revenues relate to external customers.

The quarter ended June 30, 2008 represented continued progress on our growth initiatives in both of our two operating divisions. We continued to lay the groundwork for rapid revenue growth in our DeWind Division and we opened up key new markets for our ACCC products sold in our CTC Cable Division. During and subsequent to quarter end, we continued our strategy of reducing our operations in Europe by selling the remaining ownership of the legacy service business, accounted for as discontinued operations, and in July, 2008 management began to implement the strategy to close all turbine manufacturing in Germany. Finally, near the June 30, 2008 quarter end, we closed a significant equity financing transaction, which served to better capitalize the Company.

Corporate

During the quarter, our corporate efforts focused on obtaining financing to fund the growth of our two businesses. On May 5, 2008 we closed a $5,000,000 Bridge financing structured as a Senior Debt facility. We drew down $2,500,000 on this facility, which was repaid on May 12, 2008 after the first phase of the Credit Suisse transaction was closed. On May 9, 2008 we successfully closed a financing that ultimately raised $50,000,000 from Credit Suisse Securities (Europe) Limited. This transaction was a direct placement of equity by a renewable energy fund managed by Credit Suisse out of the United Kingdom and which incurred no broker fees or finder’s fees. The transaction was in two phases, the first was an initial investment on May 9, 2008 of $10,000,000 in exchange for 13,333,333 shares, or $0.75 a share. The first $10,000,000 investment included an option for up to an additional $40,000,000 investment at a price of $0.88 per share or 45,454,455 shares exercisable through June 30, 2008. Credit Suisse conducted due diligence in May and June, 2008 consisting of detailed technical reviews of the products and technology in our CTC Cable and DeWind business and discussions with management. On June 26, 2008 Credit Suisse exercised the entire $40,000,000 share option. After their investment Credit Suisse Securities (Europe) Limited owned approximately 23.7% of the issued and outstanding shares of the Company.

We believe that the Credit Suisse transaction provides the Company with essential growth capital for both our DeWind and CTC Cable divisions as well as provides the Company with a substantial cash position on our balance sheet. It had been previously represented to CTC and DeWind management by potential wind turbine customers that one of the key barriers to making large advance payments on long term contracts with our DeWind division has been the going concern risk that is indicated by a low cash position. We believe that a sizable cash position is a necessary condition so as to enable wind turbine orders of sufficient size to benefit from the economies of scale required to allow DeWind to grow into a profitable business.

Consolidated Revenues, Gross Margins, and EBITDAS

On a consolidated basis, revenues for the three months ended June 30 increased by $8.0 million or 62% from $12.9 million in 2007 to $20.9 million in 2008. The increase was due to a $9.4 million increase in turbine product sales offset by a $0.7 decrease in cable product sales and a decrease of $0.7 million in turbine service related sales. The turbine product increase is due to a $4.9 million increase due to more turbine units sold at higher price points, higher sales of turbine parts to Chinese customers of $2.0 million, and $2.4 million in license fees recognized related to our licensees in China. The decrease in cable product sales is due to a change from sales of higher priced ACCC conductor sales in 2007 to lower priced but higher margin ACCC conductor core products in 2008. In the June, 2008 quarter we recognized revenues on 1,084 kilometers of ACCC products as compared to 389 kilometers in the June, 2007 quarter, representing a 178% increase in kilometers shipped. The decrease in turbine service related revenue is due to fewer turbines under warranty and lower amortization of deferred service revenues.

On a consolidated basis, revenues for the nine months ended June 30 increased by $30.0 million or 99% from $30.5 million in 2007 to $60.5 million in 2008. The increase was due to a $14.3 million increase in turbine product sales, an increase of $16.4 million of cable product sales, and a decrease of $0.7 million of turbine service related revenues. The increase in turbine product sales consists of $7.5 million of turbines sold due to 3 more turbine units sold at higher price points, $2.5 million increase in turbine parts, and $4.3 million increase in license fees. The cable product sale increase was driven by a 312% increase in the number of kilometers of ACCC products sold, or an increase from 747 kilometers for the nine months ended June 30, 2007 to 3,080 kilometers for the June 30 2008 period. The decrease in turbine service related revenue is due to fewer turbines under warranty and lower amortization of deferred service revenues.

Consolidated gross margins decreased by $1.1 million from $0.5 million or 3.7% of revenues for the three months ended June 30, 2007 to negative $0.6 million for the three months ended June 30, 2008 or negative 2.7% of revenues. The margin decrease is due to the net effect of an increase in cable margins from 28.6% in the 2007 quarter to 41.8% in the 2008 quarter due to a change to primarily ACCC conductor core in the June, 2008 quarter and a decrease in turbine product margins from 3.0% to negative 15.0%. One non-recurring issue impacted the June 2008 turbine product margins. In June, 2008 the Company’s DeWind segment recorded a $5.1 million charge to impair inventory originally acquired with the DeWind acquisition that was held at its Lubeck Germany production facility. In July, 2008 management determined that the Lubeck production facility will be closed in the September, 2008 quarter and adjusted all turbine parts inventory to net salvage value. Excluding these charges, gross margins would have been $3.0 million or 21.9% of revenues. This increase in the adjusted margin is due to increased high margin license fees, higher sales of turbine parts, and an improvement in margins on turbine units sold. In the June 2007 quarter, all turbines sold were accounted for under acquisition accounting rules that required them to be valued at liquidation cost. Turbine revenues for the June 2008 quarter were sold on a historical cost basis.

Consolidated gross margins increased $5.2 million from negative $0.5 million or negative 1.5% of revenues for the nine months ended June 30, 2007 to $4.7 million or 7.7% of revenues for the similar June 30, 2008 period. The margin increase is due to the combined effect of an increase of $6.4 million from the cable segment a decrease in turbine product margins of $2.4 million and an increase of $1.3 million in margins for turbine service. The cable margin increase from $3.3 million or 28.1 % of revenues to $9.7 million or 34.3% of revenues is due to increased sales of higher margin ACCC core products. The turbine product margin decrease of $2.5 million from $0.7 million or 4.4% of revenues to negative $1.8 million or negative 5.9% of revenues is due to the June,2008 quarter charges described above. Excluding these charges, margins for the nine months ended June 30, 2008 would have been $3.4 million or 11.1% of revenues which are due to increased high margin license fees, higher sales of turbine parts, and an improvement in margins on turbine units sold. The margin improvement for the turbine service is due to lower expenses related to warrant and availability and include a $1.6 million reversal of previously accrued warranty expenses.

The following table is a reconciliation of consolidated  “non-GAAP” EBITDAS discussed above for the three and nine months ended June 30, 2008 and 2007. Management believes that “non-GAAP” EBITDAS provides an important decision metric due to the large amount of non-cash expenses incurred by the Company and its subsidiaries. We believe that EBITDAS is a meaningful proxy for the operating cash flow activities since it excludes non-cash charges for depreciation and for stock based compensation charges that historically have been dependent on the vesting schedules of the underlying options granted rather than the operations of the business.

(Unaudited)	Three months ended June 30,
Consolidated	2008	2007
Net loss from continuing operations	$(13,150,969)	$(8,418,038)

Interest, taxes, depreciation, amortization and stock-based compensation (ITDAS):
Interest	1,827,122	1,414,871
Taxes	6,506	(91,681)
Depreciation and amortization	917,572	700,410
Stock-based compensation and warrant modification	1,850,588	750,841
Total ITDAS	$4,601,788	$2,774,441

“Non-GAAP” EBITDAS	$(8,549,181)	$(5,643,597)

(Unaudited)	Nine months ended June 30,
Consolidated	2008	2007
Net loss from continuing operations	$(30,481,586)	$(26,347,649)

Interest, taxes, depreciation, amortization and stock-based compensation (ITDAS):
Interest	3,205,847	3,306,926
Taxes	12,632	(39,248)
Depreciation and amortization	2,385,752	1,982,700
Stock-based compensation and warrant modification	2,728,314	1,760,127
Total ITDAS	$8,332,545	$7,010,505

“Non-GAAP” EBITDAS	$(22,149,041)	$(19,337,144)

Our net losses for the quarter and nine months ended June 30, 2008 were impacted by the non-recurring non-cash charges related to potential delay penalties and inventory reserves described above related to the DeWind segment. Excluding those charges, adjusted consolidated EBITDAS loss for the three and nine months ended June 30, 2008 would be $3.4 million and $17.0 million respectively.

DeWind Division
The DeWind division operates under the brand name DeWind, which has manufactured and sold wind turbines since 1995 from Lubeck, Germany. Currently, DeWind is operated from the Company’s Irvine offices with sales operations in Irvine, California, Dallas, Texas and Lubeck, Germany. Production, Engineering, and R&D operations are in Irvine, California and Lubeck, Germany. DeWind has contract assembly operations with TECO Westinghouse Motor Co. in Round Rock, Texas. The DeWind Division produces, services, and sells DeWind turbines in the 1.25 and 2.0 Megawatt range worldwide. We acquired DeWind during the EU Energy acquisition on July 3, 2006. Accordingly, we have incorporated DeWind’s operations into our financial results since that date.

RECENT DEVELOPMENTS

Our DeWind June 30, 2008 quarterly revenues of $14.2 million represents the sale of 3 turbines totaling 4.5 megawatts of generation at an average price of $1.6 million per megawatt in addition to $2.4 million of license fees, $4.0 million in parts sales receipts from our Chinese licensees, and $0.5 million of turbine service revenue. Revenues increased 158% over the prior year’s quarter of $5.5 million and 29% over the March, 2008 quarter of $11.0 million. Gross turbine product margins were affected a non-recurring charge for $5.1 million primarily the write off of inventory held at the German production facility related to D6 parts acquired during the EU Energy acquisition. Excluding these charges, turbine product related gross margins including license fees would be $3.0 million or 21.9% of turbine product revenues excluding the legacy service related operations. Excluding license fees and non-recurring charges, turbine related gross margins would be $0.5 million or 4.7% of comparable turbine standalone revenues of $11.3 million. Management believes that the presentation of these non-GAAP measures provide readers of this discussion with better insight into the current product sales margins of our DeWind turbines.

The DeWind operating loss for the quarter ended June 30, 2008 increased $0.3 million to $8.5 million from the prior quarter’s $8.2 million on the net effect of decreased margins of $3.2 million, primarily due to the non-recurring issue described above, offset by improving turbine unit margins and license fee revenues, and decreased expenses of $2.4 million primarily related to reduced spending on our D8.2 prototype installed in Sweetwater, TX. As compared to the quarter ended June 30, 2007, operating loss increased $3.2 million from $5.2 million in the June, 2007 quarter due to a $1.7 million decrease in gross margin and an increase of $2.1 million in operating expenses. The gross margin decrease was primarily due to the non-recurring charges of $6.1 million offset by $2.4 million in license fees, turbine and turbine parts unit margin improvement of $0.8 million from $0.1 million to $0.9 million, and a decrease in legacy turbine warranty and availability charges. The operating expenses increase consisted of $1.4 million of additional development and operations investment in our D8.2 model turbine and enhancements on the D8.2 model to extend the rotor to provide a 90 meter model in 2009 in addition to an increase of $0.3 million caused by the 16% devaluation of the dollar to the Euro as compared to 2007, $0.2 million in increased SFAS 123R stock compensation expenses, and $0.2 million in depreciation and amortization expense.

We believe that our sales efforts for our D8.2 turbines were previously hampered by three issues, each of which has been recently resolved. Our efforts over the past several quarters have resulted in substantial improvement in the salability and for the ability of our customers to obtain financing for our D8.2 turbine. In April, 2008 we achieved full worldwide DEWI certification for our 60 hertz D8.2 prototype located in Sweetwater, TX. Also in April, 2008 we completed the creation of a five year warranty package including sub-warranties for the major drive-train components and including full mechanical breakdown coverage underwritten by Zurich American Insurance Co. Finally, we believe that the closing of the equity financing on May 9, 2008 and the full exercise of their option on June 26, 2008 provides DeWind with a substantial financial partner that we believe will provide our D8.2 customers with sufficient assurance of the financial stability of DeWind.

The issues outside of DeWind’s control that management believes have, or could be hampering turbine sales are the current ongoing credit crisis and, in the U.S., the risk that the wind energy production tax credit is scheduled to expire on December 31, 2008. Despite these issues, management sees very strong demand for our D8.2 turbines.

During the quarter, we continued our strategy to reduce our turbine operations in Europe. On April 3, 2008 we sold the remaining 24.9% ownership of E Services to Enertrag for 500,000 Euros ($790,250 at April 3, 2008 exchange rates). As described in Note 1, we restated our financial statements to present the operations of E Services as discontinued operations. In June 2008 we enhanced our relationship with TECO Westinghouse, which will include TECO Westinghouse taking a greatly increased role in the purchase of turbine component parts including utilization of TECO’s economies of scale for bulk purchasing as well as increased internal controls and inventory reporting. We began the process of transitioning the turbine supply chain purchasing during the June, 2008 quarter.

Subsequent to quarter end, due to the increased role for TECO, the high cost of maintaining the facility and turbine production in Europe, as well as the sale of the remainder of the E Services entity, we determined in July 2008 that we would no longer support the fulfillment of our turbines out of our former production facility in Lubeck, Germany. This facility had formerly supported E Services through parts storage and staging as well as for the prototype fulfillment for our D8.2 unit and for most of our European deliveries. We intend to fulfill future European orders either through our Chinese licensees for our older D6 turbines or through TECO for our D8 and D8.2 turbines. As a result of the closure of the Lubeck manufacturing location, we recorded expenses consisting substantially of reserves for turbine parts that we charged to cost of sales for the quarter ended June 30, 2008. We have not completed our analysis of the costs involved to close the Lubeck manufacturing facility and we may incur additional expenses relating to exiting our European manufacturing. We intend to keep our Lubeck professional offices, which provides office space for our sales, marketing, research, and development personnel.

In April, 2008 we filed an amended counterclaim against the FKI parties, as discussed in Note 9 for approximately 36 million Euros ($60 million at March, 2008 exchange rates) plus statutory interest and court costs in excess of 3.5 million Euros ($5 million). We conducted a discussion hearing with the presiding judge in July, 2008 and tentatively set a trial date for April, 2009. To date, we have incurred approximately $400,000 in legal expenses, classified to DeWind General and Administration expenses and our estimate of legal fees and costs associated with this case is estimated to be an additional $500,000. We have not recorded an accrual for these additional legal fees.

In the March, 2008 quarter, we announced the sale of 40 D8 turbines to S&M CZ s.r.o, our existing customer in the Czech Republic for a total of 61,440,000 Euros ($97 million at June 30, 2008 exchange rates). The first 16 D8 units are covered under a Bank Guarantee, which would allow us to draw up to approximately $17 million as advance payments. The drawdown on the January, 2008 order is dependent on the delivery of the remaining seven D6 turbine units ordered by this customer in January, 2007. Delivery on the D6 units was delayed due to a supply delay on the D6 blades. We delivered two of the D6 units prior to June 30, 2008 and expect the remainder to be delivered during the quarter ended September 30, 2008. The D8 turbines were originally scheduled for delivery beginning in late 2008 and 2009 but with the delays we now expect the earliest delivery to be in early 2009.

As of June 30, 2008 we had contracted order backlog for approximately $130 million of turbines, turbine parts, and turbine technology license fees for delivery within the next twelve months. Included in this backlog are orders for ten D8 units to be sold to South America that had been scheduled to ship in the quarter ending September 30, 2008. Recent supply chain delays have modified the shipment date and these turbines are now expected to ship in the quarter ending December 31, 2008. We have accrued the likely delivery penalties of 5% of the contracted value of these turbines, or approximately $1.0 million into cost of sales for the quarter ended June 30, 2008 to accrue for this estimated penalty.

Since June 30, 2008 we have signed approximately $30 million in additional turbine orders including $6 million order for 3 D6 units to be fulfilled out of one of our Chinese licensees. In August 2008 we signed our first contract to purchase a newer version of our D8.2 90 meter rotor turbine, expected to be commercially available in late 2009. This contract is worth a minimum of approximately $24 million and which calls for a 1% payment upon signature with a total of 10% paid to DeWind as a hold fee payable by September 30, 2008. The contract is for 10 nacelle and blade set units without towers and calls for additional cash payments upon notice to proceed, which is expected to be in early 2009. On an equivalent basis to orders including towers, these orders represent potential revenue per megawatt of approximately $1.5 million per megawatt of generated power.

We have not as yet closed a substantial sales contract for D8.2 units that are currently available for sale. Excluding the two prototype units, we have signed sales contracts for two D8.2 units including the one unit commissioned in February, 2008 at high elevation in Argentina and one unit sold in the US and scheduled for delivery later in 2008.

The following table is a reconciliation of DeWind only “non-GAAP” EBITDAS discussed above for the three and nine months ended June 30, 2008 and 2007. Management believes that “non-GAAP” EBITDAS provides an important decision metric due to the large amount of non-cash expenses incurred by the Company and its subsidiaries. We believe that EBITDAS is a meaningful proxy for the operating cash flow activities since it excludes non-cash charges for depreciation and for stock based compensation charges that historically have been dependent on the vesting schedules of the underlying options granted rather than the operations of the business.

(Unaudited)	Three months ended June 30,
DeWind Segment Only	2008	2007
Net loss from continuing operations	$(8,499,345)	$(4,812,881)

Interest, taxes, depreciation, amortization and stock-based compensation (ITDAS):
Interest	99,825	39,957
Taxes	6,506	(91,681)
Depreciation and amortization	720,910	509,932
Stock-based compensation and warrant modification	204,301	--
Total ITDAS	$1,031,542	$458,208

“Non-GAAP” EBITDAS	$(7,467,803)	$(4,354,673)

(Unaudited)	Nine months ended June 30,
DeWind Segment Only	2008	2007
Net loss from continuing operations	$(25,455,741)	$(14,835,497)

Interest, taxes, depreciation, amortization and stock-based compensation (ITDAS):
Interest	150,107	(132,050)
Taxes	11,808	(39,343)
Depreciation and amortization	1,778,324	1,386,592
Stock-based compensation and warrant modification	228,737	--
Total ITDAS	$2,168,976	$1,215,199

“Non-GAAP” EBITDAS	$(23,286,765)	$(13,620,298)

Our net losses for the quarter and nine months ended June 30, 2008 were impacted by the non-recurring non-cash charges for inventory impairments described above. Excluding those charges, adjusted DeWind segment EBITDAS loss for the three and nine months ended June 30, 2008 would be $2.3 million and $18.1 million respectively.

ACCC Cable Division
Located in Irvine, California with sales operations in Irvine, California, Shanghai, China, Europe, the Middle East, and Brazil, the CTC Cable Division produces and sells ACCC conductor products and related ACCC hardware products. ACCC conductor production is a two step process. The Irvine operations produce the high strength, light weight, reduced sag composite “core” (ACCC core) which is then shipped to one of four conductor stranding licensees in Canada, Belgium, China, or Bahrain where the core is stranded with conductive aluminum to become ACCC conductor. ACCC conductor and core are sold in Canada and the USA directly to utilities or through a distribution agreement with General Cable. ACCC conductor and core are sold elsewhere in the world directly to utilities as well as through license and distribution agreements with Lamifil in Belgium, Jiangsu New Far East in China, and Midal in Bahrain. ACCC conductor has been sold commercially since 2005 and is currently marketed worldwide to electrical utilities, transmission companies and transmission design and engineering firms.

RECENT DEVELOPMENTS

The Cable Division had its third consecutive quarter of profitability on ACCC conductor product revenues of $6.7 million on shipments of 1,084 kilometers of ACCC products and which consisted primarily of higher margin, lower priced ACCC conductor core. While the June, 2008 quarterly revenues represented a decrease of 10% sequentially over the June 2007 quarter of $7.4 million and a 36% decrease over the March, 2008 quarter, ACCC conductor product shipments of 1,084 kilometers in the June quarter represent a 28% increase over the March, 2008 quarter of 847 kilometers and a 178% increase over the June, 2007 quarter of 389 kilometers. Cable margins of $2.8 million increased $0.1 million from the March, 2008 quarter and represented 41.8% of revenues as compared to 25.8% of revenues in the March, 2008 quarter and were primarily due to sales of ACCC conductor core to our Chinese customer. Cable operating expenses were $2.7 million including non-cash stock option and depreciation charges of $0.5 million for positive “non-GAAP” EBITDAS (Earnings before Interest, Taxes, Depreciation, and Stock charges) of $0.5 million for the quarter. Revenues for the nine months ended June 30, 2008 were $28.1 million, an increase of $16.4 million or 140% over revenues of $11.7 million for the nine months ended June 30, 2007 and represent a 312% increase of kilometers shipped to 3,080 kilometers in 2008 as compared to 748 kilometers in 2007. Cable margins for the nine months ended June 30, 2008 of $9.7 million or 34.3% of revenues is an increase of $6.4 million from $3.3 million or 28.1% of revenues for the nine months ended June 30, 2007. The margin improvement is the result of higher margin ACCC conductor core sales in 2008 as compared to higher sales price but lower margin ACCC conductor products sold in 2007. Operating expenses increased by $0.6 million due to increased sales costs and non-recurring charges in the March 2008 quarter related to development of additional sources of composite core resins.

At the end of the quarter at June 30, 2008, we had a non-cancelable order backlog for our cable products of $11 million including approximately $7 million of high margin ACCC core and $4.1 million of lower margin ACCC conductor and ACCC hardware.

The Cable division’s sales focus continues to be to develop new relationships in targeted markets including Europe, South and Latin America and the Middle East and on fulfilling our long term supply agreement with our Chinese conductor licensee Jiang-Su New Far East. During the quarter we completed the installation of our largest order to date in Poland and made additional initial sales into Spain and Indonesia. Subsequent to quarter end, we expanded our relationship with Lamifil n.v., one of our ACCC stranders, to allow for Lamifil to sell finished ACCC conductor directly to their customers. This revised arrangement will allow CTC Cable to sell to Lamifil the higher margin ACCC conductor core. We currently have commercially delivered or have commercial orders to deliver ACCC products into China, the U.S., Indonesia, Poland, Spain, Mexico, and most recently, through Lamifil, in Belgium. All of these new markets represent the culmination of several years of testing and certification procedures and opens these markets to additional orders in the future. We are excited about the opportunities that these new markets present and we consider our initial sales to be further proof of worldwide adoption of ACCC conductors.

The enhanced relations with Lamifil was made possible by obtaining approval from our warranty insurance partner to add the ACCC conductor stranded by Lamifil and Jiang-su Far East to our warranty program. This development is expected to help facilitate additional sales to new customers by making better use of those stranders' current customer relationships.

The focus of our cable operations during the three and nine month period ending June 30, 2008 has been to increase production to manage the large influx of orders from our new markets as well as produce ACCC core for deliveries under our China agreement. Our current production capacity utilizes eight pultruder machines, each capable of producing up to 700 km of core per year. CTC Cable ran these existing machines at nearly full capacity during the quarter ended June 30, 2008. During the September, 2008 quarter we expect to complete the installation of ten additional pultruder machines and to retrofit our existing eight machines for greater capacity. The combination is expected to bring our production capability to in excess of 18,000 km of ACCC core production per year, sufficient capacity to provide in excess of $100 million in ACCC core revenue per year.

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

The following table is a reconciliation of CTC Cable only “non-GAAP” EBITDAS discussed above for the three and nine months ended June 30, 2008 and 2007. Management believes that “non-GAAP” EBITDAS provides an important decision metric due to the large amount of non-cash expenses incurred by the Company and its subsidiaries. We believe that EBITDAS is a meaningful proxy for the operating cash flow activities since it excludes non-cash charges for depreciation and for stock based compensation charges that historically have been dependent on the vesting schedules of the underlying options granted rather than the operations of the business.

(Unaudited)	Three months ended June 30,
Cable Segment Only	2008	2007
Net income/(loss) from continuing operations	$73,501	$(5,377)

Interest, taxes, depreciation, amortization and stock-based compensation (ITDAS):
Interest	100	—
Taxes	—	—
Depreciation and amortization	196,662	190,478
Stock-based compensation	261,788	256,418
Total ITDAS	$458,550	$446,896

“Non-GAAP” EBITDAS	$532,051	$441,519

(Unaudited)	Nine months ended June 30,
Cable Segment Only	2008	2007
Net income/(loss) from continuing operations	$2,378,141	$(2,543,034)

Interest, taxes, depreciation, amortization and stock-based compensation (ITDAS):
Interest	100	—
Taxes	—
Depreciation and amortization	607,428	596,108
Stock-based compensation	815,286	621,918
Total ITDAS	$1,422,814	$1,218,026

“Non-GAAP” EBITDAS	$3,800,955	$(1,325,008)

RESULTS OF OPERATIONS

Revenues, Cost of Revenues, and Gross Margins:

During the quarter ended June 30, 2008, the geographical allocation of consolidated revenues was:

China	60.2%
Europe	38.5%
South America	0.6%
North America	0.7%

During the quarter, three customers in China represented 56.8% of revenues (two customers from our DeWind segment and one customer from our Cable segment at 27.2% and 29.6%, respectively) and two customers in Europe with 34.5% of revenues (both from DeWind). No other customer represented greater than 5% of consolidated revenues.

Our revenues and gross margin analysis are listed in the table below.

	Three Months Ended June 30,
	2008			2007
(unaudited)	Cable Segment	Wind Segment	Total	Cable Segment	Wind Segment	Total
Product Sales -Cable	$6,651,385	$—	$6,651,385	$7,396,781	$—	$7,396,781
Product Sales - Turbines	—	13,742,413	13,742,413	—	4,317,642	4,317,642
Other Turbine Related Revenue	—	472,796	472,796	—	1,187,778	1,187,778
Total Revenues	$6,651,385	$14,215,209	$20,866,594	$7,396,781	$5,505,420	$12,902,201

Cost of Sales - Cable	$3,870,871	$—	$3,870,871	$5,281,480	$—	$5,281,480
Cost of Sales - Turbines	—	15,868,847	15,868,847	—	4,187,779	4,187,779
Cost of Sales - Turbine Service	—	1,690,107	1,690,107	—	2,950,980	2,950,980
Total Cost of Sales	$3,870,871	$17,558,954	$21,429,825	$5,281,480	$7,138,759	$12,420,239

Gross Margin - Cable	$2,780,514	$—	$2,780,514	$2,115,301	$—	$2,115,301
Gross Margin % - Cable	41.8%	—	41.8%	28.6%	—	28.6%
Gross Margin - Turbines	—	(2,126,434)	(2,126,434)	—	129,863	129,863
Gross Margin % - Turbines	—	-15.5%	-15.5%	—	3.0%	3.0%
Gross Margin - Turbine Service	—	(1,217,311)	(1,217,311)	—	(1,763,202)	(1,763,202)
Gross Margin % - Turbine Service	—	-257.5%	-257.5%	—	-148.4%	-148.4%
Total Gross Margin	$2,780,514	$(3,343,745)	$(563,231)	$2,115,301	$(1,633,339)	$481,962
Total Gross Margin %	41.8%	-23.5%	-2.7%	28.6%	-29.7%	3.7%

	Nine Months Ended June 30,
	2008			2007
(unaudited)	Cable Segment	Wind Segment	Total	Cable Segment	Wind Segment	Total
Product Sales -Cable	$28,137,446	$—	$28,137,446	$11,743,783	$—	$11,743,783
Product Sales - Turbines	—	30,573,974	30,573,974	—	16,200,264	16,200,264
Other Turbine Related Revenue	—	1,822,648	1,822,648	—	2,509,432	2,509,432
Total Revenues	$28,137,446	$32,396,622	$60,534,068	$11,743,783	$18,709,696	$30,453,479

Cost of Sales - Cable	$18,477,906	$—	$18,477,906	$8,446,855	$—	$8,446,855
Cost of Sales - Turbines	—	32,368,477	32,368,477	—	15,490,332	15,490,332
Cost of Sales - Turbine Service	—	5,011,036	5,011,036	—	6,983,872	6,983,872
Total Cost of Sales	$18,477,906	$37,379,513	$55,857,419	$8,446,855	$22,474,204	$30,921,059

Gross Margin - Cable	$9,659,540	$—	$9,659,540	$3,296,928	$—	$3,296,928
Gross Margin % - Cable	34.3%	—	34.3%	28.1%	—	28.1%
Gross Margin - Turbines	—	(1,794,503)	(1,794,503)	—	709,932	709,932
Gross Margin % - Turbines	—	-5.9%	-5.9%	—	4.4%	4.4%
Gross Margin - Turbine Service	—	(3,188,388)	(3,188,388)	—	(4,474,440)	(4,474,440)
Gross Margin % - Turbine Service	—	-174.9%	-174.9%	—	-178.3%	-178.3%
Total Gross Margin	$9,659,540	$(4,982,891)	$4,676,649	$3,296,928	$(3,764,508)	$(467,580)
Total Gross Margin %	34.3%	-15.4%	7.7%	28.1%	-20.1%	-1.5%

CABLE REVENUES. Product revenues for the quarter ended June 30, 2008 of $6.7 million consisted of over 1,080 kilometers of ACCC conductor core, and related ACCC hardware products sold primarily to Jiangsu New Far East Cable Company in China. Cable revenues decreased $0.7 million or 10% for the quarter and increased $16.4 million or 140% for the nine months ended June 30, 2008, compared to the same periods in prior year. The decrease in revenue for the current quarter were primarily due to a change in product mix since product deliveries in 2007 were primarily higher sales price ACCC conductor while 2008 sales were lower priced ACCC core, a decrease in North American sales by $0.7 million as compared to the prior years quarter, offset by new customer sales to Poland for $0.3 million. The increase in revenue for the nine months ended June 30, 2008, were primarily due to an increase in sales to China of $12.2 million, sales to Poland for $6.5 million, offset by a decrease in North American sales by $2.4 million, as compared to the same period in prior year.

Cost of Sales and resultant Gross Margin on cable revenues for the three and nine months ended June 30, 2008 represent materials, labor, freight, and allocated overhead costs to produce ACCC conductor, ACCC conductor core, and related hardware. Cable gross margin increased $0.7 million or 31.4% for the quarter and $6.4 million or 193% for the nine months ended June 30, 2008, compared to the same periods in prior year. Margin percentages for current quarter increased by 13.2% and 6.2% for the nine months ended June 30, 2008 compared to the same periods in prior year. The current quarter gross margin increase is primarily attributed to sales of ACCC conductor core, which represented 83.7% of the current quarter sales mix in the June, 2008 quarter. Year to date gross margin improvements are primarily due to a higher proportion of current year revenues from higher margin ACCC core product.

TURBINE REVENUES. Turbine revenues for the quarter ended June 30, 2008 of $13.7 million consisted of sales of $7.2 million to Europe and $6.4 million of sales to China. The European sales consisted of two D6 turbines for $3.5 million to an existing customer and one D8 turbine for $3.7 million to a new customer. The $6.4 million of sales to China consisting of $4.0 million in turbine parts sales and $2.4 million in turbine license fees. Turbine revenues for the quarter ended June 30, 2007 consisted of $2.3 million of turbine sales to Europe and $2.0 million of turbine parts sales to China. Turbine revenues for the nine months ended June 30, 2008 of $30.5 million represents $17.8 million of turbine sales, $8.3 million of parts sales to China, and $4.3 million of license fees from China. For the comparable nine months ending June, 2007, revenues of $16.2 million consisted of $10.4 million of turbine sales and $5.8 million of parts sales to China.

Cost of sales for the quarter ended June 30, 2008 increased $12.6 million from prior year and included one-time non-recurring costs $6.1 million – $4.7 million associated with the closure of the Lubeck manufacturing location; $1.0 million in estimated delay penalties associated with recent supply chain delays, and approximately $0.3 million in other one-time charges (discussed under the Recent Developments section of the DeWind segment above). Excluding these one-time charges, cost of sales for the current quarter and resultant positive gross margin is reflective of the combination of high margin license and parts sales revenues to our Chinese partners, low but positive margin sales of the D6 and D8.2 turbines sold in the quarter, and additional loss provisions recorded related to delivery delays on the D6 turbines that were delayed to our Czech customer due to the supply chain delay described above.

Turbine product cost of sales and margins for the nine months ended June 30, 2008 of negative $2.8 million is reflective of the one time charges described above of $6.0 million. Excluding those one time charges, positive margins of $3.2 million are reflective of the higher margin license fees and turbine parts sales and unit turbine sales in the March and June, 2008 quarters of approximately 5% of revenues offset by negative margins in the December, 2007 quarter for product sales. Cost of sales for the turbines and related revenues for the periods between the acquisition date of DeWind in July, 2006 until the December 31, 2007 quarter were determined under the guidance of SFAS 141 acquisition accounting which required us to record cost of sales at liquidation value less a nominal profit margin and an estimate of these costs through the one year anniversary of the acquisition of July 2006. As a result, the gross profit for the quarter and nine months ending June 30, 2007 is largely this nominal profit margin in addition to the margin generated by the sale of other turbine parts and for the addition of additional costs required in excess of the estimate made for future turbine deliveries. We do not believe that these margin percentages are necessarily indicative of future profit margins of turbines produced by DeWind subsequent to the acquisition for our projected D6, D8, or D8.2 sales.

TURBINE SERVICE REVENUES. Turbine service revenues for the quarter ended June 30, 2008 of $0.5 million consisted of amortized deferred service and maintenance revenues and service billings related to turbines that were not transferred to the now discontinued E Services entity, typically for turbines recently ending their warranty periods. Turbine service revenues for the quarter ended June 30, 2007 of $1.2 million represents primarily amortization of deferred maintenance revenues for those turbines remaining under warranty which were not transferred to E Service. The increase in revenues is due to increased service billings for customers rolling off their warranty period who purchased maintenance services subsequent to their warranty termination.

Cost of revenues for turbine service represents the labor, parts, supplies, and overhead related to the servicing of turbines and the net effect of changes in our turbine availability and warranty provisions. Cost of revenues for the three months ending June 30, 2008 decreased by $1.2 million or 42.7% due to lower charges related to warranty and availability provisions that were recorded in the June, 2007 quarter. Cost of revenues for the nine months ended June 30, 2008 decreased by $1.9 million or 27.3% in large part due to a reversal of $1.6 million of previously accrued warranty and availability penalties in the March, 2008 quarter.

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

Consolidated operating expenses increased $2.7 million or 36.1% from $7.5 million in the quarter ended June 30, 2007 to $10.2 million in the current quarter, and $8.9 million or 39.7% from $22.5 million in the nine months ended June 30, 2007 to $31.5 million in the current nine month period. The current quarter increase of $2.7 million is due to Cable operating expense increase of $0.6 million primarily associated with increased R&D expenses related to development of redundant resin suppliers; Corporate operating expense increase of $0.9 million primarily related to increased stock-compensation expense, and increased legal and accounting fees related to an IRS audit, our financings, and the filing of our registration statement; and DeWind operating expense increase of $1.5 million consisting primarily related to costs associated with development of our D8.2 prototype of $2.5 million, and the net effect of development and operations costs increased in the US DeWind operations offset by decreased costs in the DeWind Germany operations. The increase from the nine months ended June 30, 2007 to June 30, 2008 of $9.3 million is due to: $7.1 million of DeWind development costs primarily associated with the D8.2 60 hertz prototype and development of the new 90 meter DeWind turbine; $0.6 million in additional CTC Cable development related to redundant resin suppliers; $1.0 million in additional cash basis sales expenses related to higher revenue levels; $0.9 million in additional non-cash stock compensation charges, $0.4 million in additional depreciation and amortization; and $0.3 million due to additional officer’s cash compensation caused by an increase to three from two officers for most of 2007 offset by a decrease in General and Administrative expenses of $1.0 million related to DeWind legacy turbine receivables reserves.

A substantial amount of our DeWind segment cost structure is paid in Euros and between June 30, 2007 and June 30, 2008 the US dollar depreciated against the Euro by 17% from $1.3473 to $1.5787 Dollars to the Euro. If the exchange rates had remained constant, consolidated operating expenses would have decreased by approximately $0.3 million and $0.7 million for the three and nine months ended June 30, 2008.

The following table provides a comparative analysis of operating expenses.

	Three Months Ended June 30,
	2008				2007
(unaudited)	Corporate	Cable	DeWind	Total	Corporate	Cable	DeWind	Total
Officer Compensation	$858,158	$—	$—	$858,158	$378,071	$—	$—	$378,071
General and Administrative	1,586,619	419,518	2,153,398	4,159,535	1,464,236	498,312	1,828,883	3,791,431
Research and Development	—	1,285,193	1,570,055	2,855,248	—	672,591	679,375	1,351,966
Sales and Marketing	—	805,540	598,890	1,404,430	—	759,297	507,514	1,266,811
Depreciation and Amortization	—	196,662	720,910	917,572	—	190,478	509,932	700,410
Total Operating Expenses	$2,444,777	$2,706,913	$5,043,253	$10,194,943	$1,842,307	$2,120,678	$3,525,704	$7,488,689

	Nine Months Ended June 30,
	2008				2007
(unaudited)	Corporate	Cable	DeWind	Total	Corporate	Cable	DeWind	Total
Officer Compensation	$1,463,410	$—	$—	$1,463,410	$875,767	$—	$—	$875,767
General and Administrative	3,808,162	1,280,798	6,447,391	11,536,351	4,083,985	1,290,703	7,543,595	12,918,283
Research and Development	—	2,994,050	9,204,243	12,198,293	—	2,124,406	1,873,671	3,998,077
Sales and Marketing	—	2,473,752	1,397,244	3,870,996	—	1,828,745	908,316	2,737,061
Depreciation and Amortization	—	607,428	1,778,324	2,385,752	—	596,108	1,386,592	1,982,700
Total Operating Expenses	$5,271,572	$7,356,028	$18,827,202	$31,454,802	$4,959,752	$5,839,962	$11,712,174	$22,511,888

OFFICER COMPENSATION. Officer compensation represents CTC corporate expenses and consists primarily of salaries, consulting fees paid in cash, and the fair value of stock grants issued to officers of the Company. Officer compensation increased $480,087 or 127.0% in the current quarter from $378,071 for the quarter ended June 30, 2007, and $587,643 or 67.1% in the current nine months from $875,767 for the nine months ended June 30, 2007. The increase for the quarter and nine months is due primarily to increased stock-compensation recorded in the current quarter due to increases in amounts vested as compared to prior year.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consisted primarily of salaries and employee benefits for administrative personnel, facilities costs, stock listing fees, insurance expenses, legal, professional and consulting expenses, and expenses related to reserves for uncollectible receivables. G&A expense increased $0.4 million or 9.7% in the current quarter from $3.8 million for the quarter ended June 30, 2007, and decreased $1.4 million or 10.7% in the current nine months from $12.9 million for the nine months ended June 30, 2007. The increase in G&A expenses for the quarter is due primarily to legal costs of approximately $0.4 million associated with the bridge financing, as discussed in the Note 7 above, and additional G&A expenses for USA wind operations of approximately $0.3 million with no comparable expenses in prior year offset by a decrease in European litigation related expenses from the prior year. The decreases in G&A expenses for the nine months were due primarily to decreases in FKI litigation discussed in Note 9 above of $1.7 million, a decrease in corporate G&A due to reduction in non-recurring legal fees, offset by current quarter increases mentioned above.

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

Research and development expenses increased $1.5 million or 111% in the current quarter from $1.4 million for the quarter ended June 30, 2007, and $8.2 million or 205% in the current nine months from $4.0 million for the nine months ended June 30, 2007. The current quarter increase is due to an increase in the Cable segment of approximately $0.6 million and an increase in the DeWind segment of $0.9 million. $7.3 million or 89% of the $8.2 million increase in the current nine months as compared to the prior year nine months is primarily attributed to our DeWind segment. The current quarter increase in Cable R&D is related primarily to $0.4 million in costs associated with additional supply sourcing efforts of composite core resins, and $0.1 million due to increases in stock compensation charges. The current quarter increase in DeWind R&D expenses is primarily related to additional R&D expenses for USA Wind operations of approximately $0.4 million with no comparable expenses in prior year, and additional consultant fees and R&D costs of approximately $0.4 million related to current investment in our wind business for development of our D8.2 prototype and extended blade development and cold weather package.

SALES AND MARKETING EXPENSE. Sales and marketing expense consisted primarily of salaries and commissions for sales and marketing personnel, expenses for consultants, equipment, travel, and printed marketing literature and sales materials. Sales and Marketing expenses increased $137,619 or 10.9% in the current quarter from $1.3 million in the quarter ended June 30, 2007, and increased $1.1 million in the current nine months from $2.7 million in the nine months ended June 30, 2007. The current quarter increase of $0.1 million was primarily due a combination of marginal increases in the Cable segment from sales commissions due to higher sales and the DeWind segment due to additional headcount related expenses.

DEPRECIATION & AMORTIZATION EXPENSE. Depreciation expense consisted of depreciation on capitalized equipment, leasehold improvements, and other capital assets and amortization of acquired intangibles. The depreciation and amortization expense increased by approximately $217,000 or 31.0% for the current quarter from approximately $700,000 for the quarter ended June 30, 2007, and increased approximately $403,000 or 20.3% for the current nine months from $2.0 million for the nine months ended June 30, 2007. The increase in the quarter was primarily due to higher amortization of intangibles from our DeWind segment compared to prior year, in line with expected turbine deliveries. The increase in the nine months increase was due to primarily to higher depreciable fixed assets than in prior year.

INTEREST EXPENSE. Interest expense consists of interest paid and payable on the Company's capital lease obligations, the cash interest payable on Company’s Debentures and Notes and the amortization of the Convertible Note discount recorded for the value of the warrants and conversion features issued in conjunction with the Convertible Notes. Interest expense increased $0.4 million or 26.7% in the current quarter from $1.5 million in the quarter ended June 30, 2007, and increased approximately $88,000 or 2.6% in the current nine months from $3.4 million for the nine months ended June 30, 2007. The increase in the current quarter is primarily due to non-cash interest expense from the issuance of warrants related to the bridge financing structured as a Senior Secured Debt Facility discussed in Note 7 above, in exchange for a release from all obligations under the Facility including the requirement to draw the additional funds which would then require additional payment of cash interest and including the release the security interests in certain assets of the Company. This resulted in current quarter non-cash interest expense of $1.0 million, which was offset by a reduction in non-cash amortization of debt discount for the quarter of $0.6 million and lower cash interest paid on lower debt balances. The increases in the nine months are primarily due to increases in non-cash amortization of debt discount and lower cash interest paid on lower debt balances. Prior year expenses related to the amortization of warrants issued, amortization of debt discount associated with the issuance of warrants as part of the $22.8 million February 2007 Convertibles Notes and cash interest on the Convertible Notes payable. As of June 30, 2008 our debt balance consisted of approximately $10.0 million principal at 8% interest, with $1.6 million of unamortized debt discounts, for a net debt balance of $8.4 million.

INCOME TAXES. We made no provision for income taxes in the three months ending June 30, 2008 due to net losses incurred. We have determined that due to our continuing operating losses as well as the uncertainty of the timing of profitability in future periods, we should fully reserve our deferred tax assets. As of June 30, 2008, our deferred tax assets continued to be fully reserved. We will continue to evaluate, on a quarterly basis, the positive and negative evidence affecting the realization of our deferred tax assets.

Net Loss

Our net income (losses) may be summarized as follows:

	Three Months Ended June 30,		Nine months Ended June 30,
	2008	2007	2008	2007
Corporate	$(4,725,125)	$(3,305,342)	$(8,881,187)	$(8,767,595)

Cable	73,501	(5,377)	2,378,141	(2,543,034)

Dewind	(8,499,345)	(4,812,881)	(25,455,741)	(14,835,497)

Total	$(13,150,969)	$(8,123,600)	$(31,958,787)	$(26,146,126)

Our net loss increased $5.0 million or 61.9% in the current quarter from $8.1 million for the quarter ended June 30, 2007. The increase for the quarter and nine months was due primarily to improvements in Corporate and Cable operations from increased sales volume and margins in Cable, and decreases in operating and interest expenses in Corporate, as mentioned above, in addition to the non-recurring R&D expenses related to our D8.2 US prototype.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, our principal sources of working capital have been private debt issuances and equity financings.

For the nine months ended June 30, 2008, we had a net loss from continuing operations of $30.5 million. At June 30, 2008 we had $47.6 million of cash and cash equivalents, which represented an increase of $24.9 million from September 30, 2007. The increase was due to cash used in operations of $24.9 million, cash used in investing activities for the purchase of property, plant and equipment of $2.9 million, offset by $3.7 million provided by financing activities, primarily net proceeds of $3.7 million from the exercise of warrants issued in conjunction with our convertible note offering in February 2007, and $49.9 million in net proceeds from our equity offering to Credit Suisse.

Cash used in operations during the nine months ended June 30, 2008 of $24.9 million was the result of operating losses, offset by depreciation, amortization, and non-cash compensation expenses and working capital requirements, most significantly related to the purchase of turbine inventory parts. In particular, during the nine months ending June 30, 2008, we made considerable investments in our Turbine business to purchase turbine parts.

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

On May 9, 2008, we received $10.0 million in cash from Credit Suisse Securities (Europe) Ltd. in connection with an equity financing of 13,333,333 shares of our common stock. On June 27, 2008 Credit Suisse exercised their option to purchase an additional 45,454,544 shares of our common stock for $40.0 million in cash. We incurred approximately $0.1 million in legal fees and other expenses related to the combination of the two equity investments.

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

OFF BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

There are no off balance sheet arrangements. The following table summarizes our contractual obligations (including interest expense) and commitments as of June 30, 2008:

Contractual Obligations	Total	Less than 1 year	1-3 years	More than 3 Years
Debt Obligations	$10,037,280	$—	$10,037,280	$—
Operating Lease Obligations	3,060,290	1,291,537	1,768,753	—
Purchase Commitments	$10,000,000	$10,000,000	$—	$—

Not included in the table above are amounts included on our balance sheet under warranty liabilities. Our turbine warranty generally provides for payment of services for turbine related repairs as well as provides for compensation for availability penalties. Availability penalties are wind generating revenue guarantees payable in cash to wind farm operators if their turbine under warranty fails to meet minimum wind generation levels. As of June 30, 2008, we had accrued availability penalties relating to incurred and measured wind generating guarantees totaling $6,718,444 which are payable upon the resolution of the underlying claims. We currently classify all such payments as less than one year.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk relates primarily to our cash balances and the effect that changes in interest rates have on the interest earned on that portfolio. Our convertible notes and debentures bear a fixed rate of interest.

As of June 30, 2008 we did not hold any derivative financial instruments for speculative or trading purposes. The primary objective of our investment activities is the preservation of principal while maximizing investment income and minimizing risk. As of June 30, 2008, we had $47.6 million in cash, cash equivalents and short-term investments that mature in twelve months or less. Due to the short duration of these financial instruments, we do not expect that a change in interest rates would result in any material loss to our investment portfolio.

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

ITEM 4: CONTROLS AND PROCEDURES

Based on an evaluation under the supervision and with the participation of the Company's management, including the Chief Executive Officer, the Chief Financial Officer and the Chief Operating Officer, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined under the Securities Exchange Act of 1934, as amended (Exchange Act)) were not effective as of June 30, 2008 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

During the three and nine months ended June 30, 2008 the Company improved the internal control structure and addressed the identified material weaknesses as follows:

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

o The Company has stepped up our Information Technology Controls with the current implementation of a fully integrated ERP system expected to go live in the fourth quarter of the current fiscal year.

o The Company has hired a purchasing manager to provide a purchasing function, to eliminate the lack of segregation of duties between the purchasing and payable processing functions and to help resolve vendor management and purchasing reports issues.

There were no changes in our internal control over financial reporting during the quarter or nine months ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than the remediation measures which are described above.

SingerLewak LLP, our independent registered public accounting firm, has audited management's assessment of the effectiveness of the Company's internal control over financial reporting as of September 30, 2007 and 2006 as stated in their report which appears in the Annual Report on Form 10-K/A filed June 4, 2008.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

There have been no material changes to the Legal Proceedings described in Form 10-K/A filed June 4, 2008 except as noted in Footnote 9 to the financial statements in this document.

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

The following risk factors have changed or have been updated for recent information as compared to the Risk Factors listed in Form 10-K/A filed on June 4, 2008 and such risk factors should be read in conjunction with the risk factors listed in such Form 10-K/A filed on June 4, 2008.

WE EXPECT FUTURE LOSSES AND OUR FUTURE PROFITABILITY IS UNCERTAIN.
Prior to acquiring Transmission Technology Corporation, or TTC, in November 2001, we were a shell corporation having no operating history, revenues from operations, or assets since December 31, 1989. We have recorded approximately $49 million in ACCC product sales since inception and we have $50 million in Turbine and related services revenues since the acquisition of DeWind on July 3, 2006. Historically, we have incurred substantial losses and we may experience significant quarterly and annual losses for the foreseeable future. We may never become profitable. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. We expect the need to significantly increase our product development and product prototype and equipment prototype production expenses, as necessary. As a result, we will need to generate significant revenues and earnings to achieve and maintain profitability.

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
Since inception, our accountants have issued a report relating to our audited financial statements which contains a qualification with respect to our ability to continue as a going concern because, among other things, our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future or to obtain the necessary financing to meet our obligations and repay our liabilities from normal business operations when they come due. There is no guarantee that the products will be accepted or provide a marketable advantage, and therefore, no guarantee that the commercialization will ever be profitable. For the nine months ended June 30, 2008 we had a net loss from continuing operations of $30,481,586 and negative cash flows from continuing operations of $24,893,142. For the year ended September 30, 2007, we had a net loss of $44,483,482 and negative cash flows from operations of $21,839,550. For the fiscal year ended September 30, 2006, we had a net loss of $28,523,192 and negative cash flows from operations of $6,263,703. For the fiscal year ended September 30, 2005, we had a net loss of $40,163,407 and negative cash flows from operations of $12,449,211.

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

WE ARE CONTROLLED BY A SMALL NUMBER OF SHAREHOLDERS, WHOSE INTERESTS MAY DIFFER FROM OTHER SHAREHOLDERS.
As of July 30, 2008, Benton H Wilcoxon, our Chairman of the Board and Chief Executive Officer, and Credit Suisse Securities (Europe) Limited in the aggregate beneficially own or control approximately 31% of the outstanding common stock. As a result, these persons have substantial influence in determining the outcome of any corporate matters submitted to our shareholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors and other significant corporate actions. They also have the power to prevent or cause a change in control. The interests of these shareholders may differ from the interests of the other shareholders, and may limit the ability of other shareholders to affect our management and affairs.

WE HAVE SUBSTANTIAL EXPOSURE TO EXCHANGE RATE RISK AS WE PURCHASE A SUBSTANTIAL QUANTITY AND VALUE OF TURBINE PARTS FROM EUROPEAN BASED SUPPLIERS AND WE HAVE SIGNIFICANT LIABILITIES DENOMINATED IN FOREIGN CURRENCIES.

Over the past 18 months, the US Dollar has significantly weakened against foreign currencies, notably the Euro. When the Company purchased the DeWind subsidiary in July, 2006, the Dollar to Euro exchange rate was approximately $1.29 to the Euro. As of June 30, 2008 the exchange rate was $1.58 to the Euro for a 22.5% decline in the dollar from July 3, 2006 to June 30, 2008. We currently do not hedge our foreign currency risk.

We currently purchase significantly all of our turbine components and parts from overseas suppliers, primarily in Europe and a significant percentage of our parts are payable in Euros. We have contractual commitments with certain key suppliers that call for payment denominated in the Euro. We also have contractual commitments under past warranties that call for payments in Euros and we conduct a substantial portion of our DeWind development efforts in Germany. To the extent that the Dollar to Euro exchange rates change significantly, any such change could have a material impact on the operations and financial results of the company.

We have closed our manufacturing facility in Lubeck, Germany and intend to have D8 and D8.2 products manufactured from the TECO Westinghouse facility in Texas. We may incur additional costs as a result of this closure and our reliance upon TECO creates additional risks.

We have decided to close our manufacturing facility in Lubeck, Germany.  In connection with this facility closing, we have expensed costs related to reserve for turbine parts. We may incur additional costs including without limitation, layoff related expenses.

As a result of this manufacturing facility closure, while our D6 turbines would be manufactured from our Chinese licenses.  we would be primarily dependent on our TECO facility for manufacturing of our latest D8 and D8.2 turbines. If TECO were to go out of business or otherwise become unable to meet its manufacturing commitments, the process of locating and qualifying alternate sources could require up to several months, during which time our production could be delayed. Such delays could have a material adverse effect on our business, operating results and financial condition.

Risks Related To Our Securities

THE PRICE OF OUR COMMON STOCK IS VOLATILE. VOLATILITY MAY INCREASE IN THE FUTURE, WHICH COULD AFFECT OUR ABILITY TO RAISE CAPITAL IN THE FUTURE OR MAKE IT DIFFICULT FOR INVESTORS TO SELL THEIR SHARES.
The market price of our common stock may be subject to significant fluctuations in response to our operating results, announcements of new products or market expansions by us or our competitors, changes in general conditions in the economy, the financial markets, the electrical power transmission and distribution industry, or other developments and activities affecting us, our customers, or our competitors, some of which may be unrelated to our performance. The sale or attempted sale of a large amount of common stock into the market may also have a significant impact on the trading price of our common stock. During the last 12 months, the closing bid prices for our common stock have fluctuated from a high of $2.16 to a low of $0.70. Fluctuations in the trading price or liquidity of our common stock may adversely affect our ability to raise capital through future equity financings.

AS OF AUGUST 7, 2008, 37,253,095 COMMON SHARES ARE ISSUABLE UPON EXERCISE OF ALL OUTSTANDING OPTIONS, WARRANTS AND CONVERSION OF CONVERTIBLE NOTES FOR LESS THAN THE MARKET PRICE OF $1.18 PER SHARE. CASH PROCEEDS RESULTING FROM THE FULL EXERCISE AND CONVERSION OF THESE SECURITIES WOULD BE APPROXIMATELY $26,494,512. THE EXERCISE OR CONVERSION OF THESE SECURITIES COULD RESULT IN THE SUBSTANTIAL DILUTION OF THE COMPANY IN TERMS OF A PARTICULAR PERCENTAGE OWNERSHIP IN THE COMPANY AS WELL AS THE BOOK VALUE OF THE COMMON SHARES. THE SALE OF A LARGE AMOUNT OF COMMON SHARES RECEIVED UPON EXERCISE OF THESE OPTIONS OR WARRANTS ON THE PUBLIC MARKET TO FINANCE THE EXERCISE PRICE OR TO PAY ASSOCIATED INCOME TAXES, OR THE PERCEPTION THAT SUCH SALES COULD OCCUR, COULD SUBSTANTIALLY DEPRESS THE PREVAILING MARKET PRICES FOR OUR SHARES. FULL CONVERSION OF SUCH SHARES WOULD INCREASE THE OUTSTANDING COMMON SHARES BY 13.0% TO APPROXIMATELY 324,761,000 SHARES.

The exercise price or conversion price of outstanding options, warrants and convertible notes may be less than the current market price for our common shares. In the event of the exercise of these securities, a shareholder could suffer substantial dilution of his, her or its investment in terms of the percentage ownership in us as well as the book value of the common shares held. At the August 7, 2008 market price of $1.18 per share, 37,253,095 shares would be exercisable or convertible for less than the market prices. Full exercise and conversion of these below market shares would result in us receiving cash proceeds of $26,494,512and would increase the outstanding common shares by 13.0% to approximately 324,761,000 shares.

ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Between July 3, 2008 and August 8, 2008 the Company issued 947,429 shares of common stock in exchange for conversions of convertible debt and exercises of warrants as follows:

Between July 3, 2008 and August 7, 2008, the Company issued 750,000 shares of its common stock, registered for resale under a Form S-3, to one accredited investor upon the conversion of $750,000 of convertible debt at a conversion price of $1.00 per share.

Between July 8, 2008 and July 18, 2008, the Company issued 156,429 shares of its common stock, registered for resale under a Form S-3, to two accredited investors upon the exercise of a like number of warrants at $0.75 per warrant. The Company received $117,322 in cash proceeds from these exercises. On August 4, 2008 the Company issued 25,000 shares of its common stock, registered for resale under a Form S-3, to upon the exercise of a like number of warrants at $1.00 per warrant. The warrants were originally issued in conjunction with the February 2007 Convertible Debt offering. The Company received $25,000 in cash proceeds from this exercise. On July 17, 2008 the Company issued 16,000 shares of unregistered common stock upon the exercise of a like number of warrants at $1.00 per warrant. The warrants were originally issued in 2004 in exchange for services related to a capital lease financing. The Company received $16,000 in cash proceeds from this exercise.

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

ITEM 3 - DEFAULTS ON SENIOR SECURITIES

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 - OTHER INFORMATION

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers

On August 6, 2008 the Company’s Compensation Committee and Board of Directors modified the compensation of its officers and granted additional options to purchase shares of the Company’s common stock to these officers and one director who also functions as a business advisor and intellectual property attorney and consultant. The following table shows the increases in compensation and option grants. The option grants were approved by the Compensation Committee and Board of Directors on August [ ], 2008.

All base salary compensation increases are effective only after the Company’s DeWind Subsidiary has sold a minimum of 20 units of the 2 megawatt D8.2 or D9.2 turbines. As of August 6, 2008 this condition had not been met.

Benton H Wilcoxon, Chief Executive Officer
·	Increase of base salary from $400,000 per year to $500,000 per year;
·	Eligibility for 2009 annual incentive of 80% of base salary at 100% payout ratio. Annual incentive targets to be established by September 30, 2008 by the Compensation Committee
·	Grant of an additional 2,200,000 options under the 2008 option plan with an exercise price of $1.25 per share.

Marvin Sepe, Chief Operating Officer
·	Increase of base salary from $325,000 per year to $375,000 per year;
·	Eligibility for 2009 annual incentive of 60% of base salary at 100% payout ratio. Annual incentive targets to be established by September 30, 2008 by the Compensation Committee
·	Grant of an additional 1,250,000 options under the 2008 option plan with an exercise price of $1.25 per share.

Domonic J. Carney, Chief Financial Officer
·	Increase of base salary from $275,000 per year to $325,000 per year;
·	Eligibility for 2009 annual incentive of 50% of base salary at 100% payout ratio. Annual incentive targets to be established by September 30, 2008 by the Compensation Committee
·	Grant of an additional 1,000,000 options under the 2008 option plan with an exercise price of $1.25 per share.

Mike McIntosh, Intellectual Property & Business Strategy Advisor and Director
·	Grant of an additional 800,000 options under the 2008 option plan with an exercise price of $1.25 per share.

Option vesting conditions: The options shall vest in three equal annual installments from the grant date. The options shall have a change of control vesting acceleration provision.

After these grants, on August 6, 2008 the three officers and Mr. McIntosh have the following option positions:

Officer or Director	Options Granted	Exercise Price	Vested Options (1)	Unvested Options (1)
Benton Wilcoxon	635,216	$0.35	635,216	—
CEO	2,000,000	$1.00	666,666	1,333,334
	2,200,000	$1.25	—	2,200,000
Total	4,835,216		1,301,882	3,533,334

Marvin Sepe	400,000	$1.04	266,666	133,334
COO	600,000	$1.01	400,000	200,000
	500,000	$1.30	166,666	333,334
	1,250,000	$1.25	—	1,250,000
Total	2,750,000		833,332	1,916,668

Domonic J. Carney	500,000	$0.90	500,000	—
CFO	250,000	$1.01	166,666	83,334
	500,000	$1.30	166,666	333,334
	1,000,000	$1.25	—	1,000,000
Total	2,250,000		833,332	1,416,668

Mike McIntosh	325,000	$1.04	243,415	81,585
Director	1,000,000	$1.00	416,668	583,332
	800,000	$1.25	—	800,000
Total	2,125,000		660,083	1,464,917

(1) As of August 6, 2008

ITEM 6 - EXHIBITS

EXHIBIT INDEX
Number	Description

3.1(1)	Articles of Incorporation of the Company

3.2(2)	Certificate of Amendment to Articles of Incorporation

3.2(3)	Bylaws of Composite Technology Corporation, as modified January 6, 2006

10.1(4)	Agreement by and among Enertrag AG and EU Energy Ltd. dated as of September 27, 2006

10.2(5)	Agreement by and among EU Energy Inc., GE Infrastructure Technology, LLC and GE Infrastructure Technology International Inc. dated as of October 6, 2006

10.3(6)	Strategic Alliance Agreement by and between the Registrant and TECO-Westinghouse Motor Company dated as of November 27, 2006

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

10.12(12)	Securities Purchase Agreement dated as of June 11, 2007 by and among the Registrant and the investors set forth therein

10.13(12)	Form of Warrant

10.14(12)	Registration Rights Agreement dated as of June 11, 2007 by and among the Registrant and the investors set forth therein

10.15(13)	Securities Purchase Agreement dated as of June 18, 2007 by and among the Registrant and the other parties listed therein

10.16(13)	Form of Warrant

10.17(13)	Registration Rights Agreement dated as of June 18, 2007 by and among the Registrant and the other parties listed therein

10.18(13)	Wind Turbine Agreement, dated as of June 15, 2007, by and between DeWind, Inc. and Enerserve Limited

10.19(14)	Letter Agreement dated as of October 31, 2007 between the Registrant and John P Mitola

10.20(14)	Option Agreement dated as of October 31, 2007 between the Registrant and John P Mitola

10.21(15)	Factoring agreement by and between the Registrant and Bradley Rotter dated as of December 31, 2006

10.22(16)	Sales Agreement, effective as of January 30, 2008 by and between S&M CZ s.r.o. and DeWind Ltd. (English translation)

10.23(17)	Financing Agreement, effective as of May 5, 2008 by and between the Registrant and ACF CTC, L.L.C

10.24(17)	Form of Warrant

10.25(17)	Subscription Agreement, effective as of May 9, 2008 by and between the Registrant and Credit Suisse Securities (Europe) Ltd

10.26(17)	Call Option Deed by and between the Registrant and Credit Suisse Securities (Europe) Ltd.

10.26(18)	Subscription Agreement, effective as of June 26, 2008 by and between the Registrant and Credit Suisse Securities (Europe) Ltd

31.1(19)	Rule 13a-14(a) / 15d-14(a)(4) Certification of Chief Executive Officer

31.2(19)	Rule 13a-14(a) / 15d-14(a)(4) Certification of Chief Financial Officer

32.1(19)	Section 1350 Certification of Chief Executive Officer

32.2(19)	Section 1350 Certification of Chief Financial Officer

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

(14) Incorporated herein by reference to Form 8-K filed with the U.S. Securities and Exchange Commission on November 6, 2007.

(15) Incorporated herein by reference to Form 10-Q filed with the U.S. Securities and Exchange Commission on February 14, 2007.

(16) Incorporated herein by reference to Form 8-K filed with the U.S. Securities and Exchange Commission on February 5, 2008.

(17) Incorporated herein by reference to Form 8-K filed with the U.S. Securities and Exchange Commission on May 9, 2008.

(18) Incorporated herein by reference to Form 8-K filed with the U.S. Securities and Exchange Commission on July 2, 2008.

(19) Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPOSITE TECHNOLOGY CORPORATION
(Registrant)

By: /s/ Benton H Wilcoxon
Benton H Wilcoxon
Chief Executive Officer

August 11, 2008