Form 10-K
period 2008-09-30
COMPOSITE TECHNOLOGY CORP
filed 2008-12-23
CIK 317477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

For the fiscal year ended September 30, 2008

☐ TRANSITION REPORT PURSUANT TO SECTI ON 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the transition period from ______________ to _____________

Commission File Number:0-10999

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

Large accelerated filer     ☐  Accelerated filer     ☒  Non-accelerated filer     ☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant on March 31, 2008, the last business day of the registrant's most recently completed second fiscal quarter was $187,992,314 (based on the closing sales price of the registrant's common stock on that date). Shares of the registrant's common stock held by each officer and director and each person who owns more than 5% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of November 30, 2008 there were 287,988,370 shares of Common Stock issued and outstanding.

COMPOSITE TECHNOLOGY CORPORATION

TABLE OF CONTENTS

CAUTION REGARDING FORWARD-LOOKING INFORMATION

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties that could cause our actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, risks related to the following: uncertain cash flows, the need to collect accounts receivable, our need for additional capital, demand for our products, decrease in energy demand and corresponding decrease in energy prices, costs related to restructuring our corporate structure, competition, our need to protect and maintain intellectual property, litigation, raw material costs and unavailability, changing government regulations, the loss of significant customers or suppliers, the limited market for our common stock, the volatility of our stock price, negative perceptions from our Title 11 filing, and other factors referenced in this and previous filings. When used in this report, the words "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Annual Report. We undertake no obligation to publicly release any revisions to the forward-looking statements after the date of this document. You should carefully review the risk factors described in this report and other documents we will file from time to time with the Securities and Exchange Commission, including our Quarterly Reports on Form 10-Q to be filed by us in our 2008 fiscal year, which runs from October 1, 2007 to September 30, 2008.

As used in this Form 10-K, unless the context requires otherwise, "we", "us," the "Company" or "CTC" means Composite Technology Corporation and its subsidiaries.

PART I

Item 1 - BUSINESS

I. Overview

Composite Technology Corporation (“CTC” or the “Company”) develops, produces, and markets innovative energy efficient products and renewable energy products for the electrical utility industry.  CTC’s products incorporate advanced composite materials and innovative design solutions that result in energy efficient conductors for electrical transmission systems and advanced wind turbines which offer a simple grid synchronization and a more reliable renewable energy solution.  The Company’s products benefit from proprietary and patented technologies which create products that we believe have substantial economic benefits over similar, more traditional products.  The Company was incorporated in Florida on February 26, 1980 as El Dorado Gold & Exploration, Inc. and reincorporated in Nevada on June 27, 2001 and renamed Composite Technology Corporation.  In July, 2006, the Company acquired its wind turbine business through the acquisition of EU Energy plc, a U.K. corporation, subsequently renamed DeWind.  Our fiscal year begins on October 1 and ends the following year on September 30. We maintain our principal corporate offices at 2026 McGaw Avenue, Irvine, California 92614.  Our telephone number at that address is (949) 428-8500.  We maintain a website at www.compositetechcorp.com.  On our website, we also publish information relating to CTC’s corporate governance and responsibility.  The content on any web site referred to in this filing is not incorporated by reference into this filing unless expressly noted otherwise.

It has been widely recognized by both the media and governmental agencies that there is a global need to increase the supply of clean renewable energy sources as well as improving the efficiency of the electrical grid system.  The demand for energy from developing nations coupled with the increased usage of energy per capita in developed countries has resulted in fully loaded electrical transmission grids that have higher losses and lower reliability.  Coupling that with volatile energy costs due to increasingly scarce fossil fuels and the demand to reduce greenhouse gas emissions, there is unprecedented demand for more renewable energy with better economics, and a more efficient transmission grid to deliver the power.  Historically low electrical transmission grid investment has created grid constraints that result in well-publicized electricity shortages such as “brownouts” or “rolling blackouts.”  Such shortages can cause significant and measurable impacts to an affected region’s economy.  The combination of volatile energy costs have led to increased investments in renewable energy and efficiency efforts by corporations driven in part by global, national, and local governmental pressure through treaties, tax incentives, governmental subsidies and renewable energy portfolio standards.

Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131), establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information of those segments to be presented in interim financial statements.  Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions on how to allocate resources and assess performance and should be consistent with the management structure.  Under the criteria of SFAS 131, the Company has two operating and reporting segments based on product lines:  (1) The cable segment operated as CTC Cable and (2) the wind turbine segment operated as DeWind. Our primary products consist of ACCCTM conductor (Aluminum Conductor Composite Core) sold under the CTC Cable segment (“Cable”) and the DeWind brand wind powered electricity-generating turbines sold under the DeWind segment (“Wind”).

The CTC Cable segment sells ACCCTM (Aluminum Conductor Composite Core) conductor, an advanced composite core overhead electrical transmission conductor, as well as manufactures and sells ACCCTM core, the composite core component of the ACCCTM conductor, along with hardware connector accessories.  We sell ACCCTM conductor and core directly and through distribution agreements both internationally and in North America.  We also sell ACCCTM conductor hardware and assist with engineering design services.  ACCCTM conductor has been available for commercial sale since June, 2005.  We have marketed ACCCTM conductor as the most energy efficient, highest performance and overall cost efficient alternative to traditional ACSR (Aluminum Conductor Steel Reinforced), newer variant ACSS (Aluminum Conductor Support Steel), new technology ACCR (Aluminum Conductor Composite Reinforced), AAAC (All Aluminum Alloy Conductor), and AAC (All Aluminum Conductor).  Our revenue from our CTC cable products for the 2008, 2007 and 2006 fiscal years were $32.7 million, $16.0 million and $3.0 million respectively.

The DeWind segment sells wind turbines that produce electricity and intends to develop wind farms incorporating these turbines.  The DeWind segment represents the successor operations of the EU Energy, Ltd., acquisition completed in July 2006.  DeWind sells wind turbines in the US, Europe, and South America directly to utilities and wind farm developers as a turnkey wind turbine unit, currently in 1.25 megawatt and 2.0 megawatt models.  DeWind has sold wind turbines commercially since 1996 and has over 580 wind turbines installed worldwide, principally in Germany and Austria.   We are now selling new models of DeWind turbines as a better and more reliable wind turbine using an innovative drive train/generator combination as compared to other wind turbines.  Our revenue from DeWind products for the 2008, 2007 and 2006 fiscal years were $40.1 million, $16.9 million and $3.3 million respectively

We believe that the combination of CTC Cable and DeWind can provide substantial synergies and benefits to each business unit.  One of the key issues to building wind farms in the U.S. and elsewhere is the capacity of the electrical transmission grid and the connection to the grid.  We believe that sales of our wind turbines to wind farm developers will result in additional ACCCTM sales through demand for more efficient electrical transmission to the grid and necessary increased grid capacity investment.  For the wind turbines, we are in the process of incorporating  our composite materials design experience into new blade designs and making improvements to the drive train that we believe should further improve their performance, which we believe will result in a lower cost of energy for wind farm developers and operators.

II. Our Solutions and Competitive Advantages:

Our strengths are derived from our ability to identify and address problems inherent in existing electrical utilities which the industry considers normal operating constraints.  We then develop and market products that are designed to be innovative and economically superior solutions to the underlying problems and to provide a superior return on investments in transmission and generation assets.  We protect our competitive advantages through a worldwide intellectual property strategy on our products.

CTC Cable:

Worldwide, electrical transmission grids are becoming increasingly constrained due to the greater demand for electricity.  Traditional transmission grid improvement options are limited and expensive.  Traditional electrical transmission bare overhead conductors have been in existence for over 100 years with the industry standard known as ACSR, which consists of a steel wire core stranded with aluminum wire.  The aluminum wire functions to conduct electricity while the steel functions as the strength component required for the tension between the support structures. Increasing grid capacity expansion is typically expensive due to the necessity of increasing the size of the towers required to handle the increased weight of larger sized ACSR and the additional height required to overcome sag created by thermal overloads as well as the increased weight of the conductor.

Cutaway diagram of our ACCCTM conductor compared with a traditional ACSR Conductor:

Solution:  Increase the amount of conductive aluminum and reduce sag by using a carbon fiber technology core.
For ACCCTM conductor, we have replaced the heavy steel wire strength component with a lightweight composite carbon fiber core. This allows us to strand more conductive aluminum around the ACCCTM core, as compared to ACSR, resulting in a conductor that is the same diameter and weight of an ACSR conductor.   Depending on the specific conductor size, ACCCTM has approximately 28% more conductive aluminum than ACSR equivalent diameter. The additional aluminum provides for a more efficient conductor which allows our conductor to transmit the same electricity with approximately 33% less line losses than traditional ACSR.  Replacing an existing transmission corridor with ACCC conductor provides greater efficiency, through lower power losses from reduced resistance, as well as the ability to transmit considerably more power at peak load requirements without the need for expensive and lengthy tower upgrades.  Building new corridors with ACCC conductor results in lower overall capital costs due to fewer or lower cost towers, less construction time, fewer tower modifications, and retrofit upgrade capabilities versus new line corridor necessity. Additionally, there is greater energy efficiency which should result in savings from reduced line losses throughout the life of the power line.

The intellectual property used in our ACCCTM conductor has been developed internally and is aggressively protected through our intellectual property strategy, which has achieved several issued patents and filings in over 70 countries.

Additional information on the product value propositions is provided in greater detail in the respective business sections below.

DeWind:

Traditional wind turbines use  generators operating at variable speeds which all require power conversion electronics to convert the variable frequency to the fixed frequency required by the electrical grid   These conventional systems typically create harmonics that require additional electronic filtration in addition to consuming reactive power from the grid when they startup.  Grid instability is a result of too much demand for reactive power, which causes many wind farm operators to acquire dynamic volt-ampere reactive control or “DVAR” units which provide the necessary voltage mix required by electrical grid codes for electricity grid stability for power generated by conventional wind turbines.  The International Energy Association estimates that the cost to provide reactive power and power conditioning for traditional wind turbines can be as high as $12 per megawatt generated.

Solution:  Eliminate DVAR units and power conversion electronics. Our DeWind D8.2 model eliminates the need for power conversion electronics and DVAR units by using a synchronous generator that operates at synchronous speed. To eliminate the rotational speed variability, we have inserted a key turbine drive train innovation, the WinDrive® hydro-dynamic torque converter, manufactured by Voith Turbo, which provides constant rotational speed of the shaft to the generator.  This allows the D8.2 to use a fixed speed synchronous generator with high voltage output that connects directly to the grid.  Therefore, we have eliminated the need for the power conversion electronics and other power conditioning equipment, many of which are covered by patents owned by other turbine companies, which are expensive and problematic to maintain. The DeWind D8.2 produces power with the same electrical signature as nearly all other non-wind power generation units including gas turbine, nuclear steam powered generators, hydropower, and fossil fuel generated power.

We protect our competitive advantage through exclusive rights to the Voith WinDrive® for use in specific wind related applications and through our DeWind innovations and co-development with Voith for the wind turbine drive-train system.

Beginning in fiscal 2009, we expect to begin the development of wind farms using DeWind D8.2 turbines on the first phase of a wind farm that is projected to have 620 megawatts over several locations in the Panhandle area of Texas.  We believe that such developments will enhance DeWind’s value by taking advantage of our turbine availability.

Additional information on our product value propositions is provided in greater detail in the respective business sections below.

III. Our Strategy:

Our strategy is to penetrate the electrical transmission and generation markets with products that are more energy efficient, that provide solutions to long-standing problems endemic in our transmission and generation systems, and that provide distinct economic advantages. We incorporate our composite materials knowledge into our wind and conductor products to improve existing energy products and solutions.  We focus on development of products that, once adopted, will have substantial technical, efficiency, and economic advantages over existing energy products.  Our approach:

•
We carefully choose the businesses we are in, focusing primarily on the electrical utility industry and identifying opportunities that we feel are underserved or which have a large, underserved market opportunity where we believe that our products, properly introduced, will have a strategic and durable advantage to produce long-term profitable growth.

•
We strive to develop and modify technologies, to protect our developed technologies, and to introduce these new technologies into markets with mature technologies that represent significant potential improvements and opportunities.

•	We use operational disciplines and process methodologies, tools, and resources to execute more effectively to provide our customers with reliable and quality products.

•	We seek relationships with industry leaders when necessary to achieve our strategic goals and emphasize initial sales to industry leaders so that we can best leverage our sales and marketing efforts.

IV. Markets and Industry Background

Our two business segments place the company into two somewhat distinct energy markets, but each help make CTC an energy technology company that is environmentally conscious with significant commercial opportunities worldwide.   As described in greater detail below, CTC Cable products use a technological solution to provide a highly energy efficient transmission conductor that saves on energy losses while allowing for potentially significant reductions in greenhouse gas emissions by electric utilities as a result of lower fossil fuel electricity generation.  The DeWind products capitalize on the current energy markets push towards clean and renewable electricity generation through the sale of our technologically efficient wind turbines, reducing the need for fossil fuel generation and decreasing the resulting greenhouse gas emissions with clean energy.

Cable Segment:

CTC Cable Conductor Produc ts:

Our ACCCTM conductor product was developed in response to the California energy crisis during the early to mid 2000's and the new found public awareness that the crisis was not due to a shortage of power generation, which was the conventional wisdom at the time, but rather due, in part, to constraints in certain transmission corridors.  The Company founders determined that a more efficient and effective solution would be to replace the heavy steel wire core used in traditional “bare overhead” conductors with a light weight composite core. Our ACCCTM conductor product is a high performance transmission conductor designed to increase electrical transmission capacity and energy efficiency as compared to same diameter and weight competing transmission conductor products.

Traditional bare overhead conductor is “Aluminum Conductor Steel Reinforced”, known as ACSR.  Under electrical power load the steel strength component in ACSR heats and, due to metallic thermal expansion, the steel stretches which results in the ACSR sagging closer to the ground, called “sag” in the electrical transmission industry.  Grid and safety regulations require minimum ground clearances for conductors. Consequently, traditional conductor projects use expensive heavy duty tower structures spaced close enough together in order to hang ACSR at such heights so as to allow for high enough operational power loads.

For our ACCCTM conductor, we have replaced the heavy steel wire strength component with a lightweight composite carbon fiber core. This allows us to strand more conductive aluminum around the ACCCTM core, as compared to ACSR, resulting in a conductor that is the same diameter and weight of an ACSR conductor.   Depending on the model there is approximately 28% more conductive aluminum than ACSR. The additional aluminum provides for a more efficient conductor which allows our conductor to transmit the same electricity with approximately 33% less line losses than traditional ACSR. Replacing an existing transmission corridor with ACCCTM conductor provides greater efficiency, through lower power losses from reduced resistance, as well as the ability to transmit considerably more power at peak load requirements without the need for expensive and lengthy tower upgrades.  Building new corridors with ACCCTM conductor results in lower overall capital costs due to fewer or lower cost towers, less construction time, fewer tower modifications, and retrofit upgrade capabilities versus new line corridor necessity. Additionally there is greater energy efficiency which should result in savings from reduced line losses throughout the life of the power line.

The ACCCTM core consists of aerospace grade carbon fiber and industrial glass fibers, infused with a proprietary resin mixture, and pulled through a heated die in a proprietary pultrusion process.  The ACCCTM core is then shipped to an outsourced licensed contract manufacturer where it is stranded with trapezoidal aluminum wire around the core.  We sell ACCCTM conductor either as a completed conductor ready for installation on the grid or as ACCCTM core to licensed aluminum stranding manufacturers, which then strand the ACCCTM core and sell the finished ACCCTM conductor to their customers.  As part of our product offering, we also design and manufacture the hardware required to connect ACCCTM conductor to the tower structures and for splicing lines together.  We deliberately designed ACCCTM hardware to be installed in a manner consistent with ACSR.  While ACCCTM conductor does require attention to certain differences in handling than ACSR, ACCCTM conductor installations do not require special tools and are installed in the same amount of time on the same transmission tower structures.

Conductor Market:

The market for transmission infrastructure is massive.  According to the 2008 World Energy Outlook published by the International Energy Agency (IEA), the worldwide demand for electricity is expected to grow at an annual rate of 3.2% between 2006 and 2015 decreasing to a 2% growth rate from 2016 to 2030 with most of the growth occurring outside the 30 “developed” countries comprising the OECD, consisting of North America, Western Europe, Australia, South Korea, and Japan.  Demand within the OECD is expected to increase an average 1.1% while the developing world economies are expected to grow by 3.8% per year.  Transmission infrastructure required to support this growth is projected to be $2.1 trillion between 2007 and 2030 of which $1.4 trillion is in developing countries and $700 billion in the OECD.  Distribution infrastructure required over the same time frame is expected to total $2.7 trillion.  The expected annual average spending for transmission and distribution infrastructure combined averages over $300 billion per year between 2007 and 2015, approximately one-third of which is transmission.  The largest growth market is China, which alone is expected to spend nearly $68 billion per year on transmission and distribution projects on average for the next eight years according to the IEA.  A recent announcement by the Chinese Central Government accelerated the planned electrical transmission infrastructure spending to a level of $161 billion in 2009 and 2010.

According to the Department of Energy’s 2008 Annual Energy Outlook reference case, the U.S. electricity demand is expected to grow 29% between 2007 and 2030.  The 2002 DOE National Transmission Grid Study identifies 157,800 miles of transmission line and cites that “the U.S. Electricity Transmission system is under stress and identified key transmission bottlenecks.” According to the Edison Electric Institute bulletin entitled, "Meeting U.S. Transmission Needs" (July 2005), investment in transmission has averaged $3.6 billion per year over the last 10 years, and in 2003 through 2004, increased to $5 billion per year.

Our ACCCTM products serve the transmission and the reputable distribution markets.  Our analysis, based on market figures provided by the International Energy Associations’ 2008 World Energy Outlook indicates a worldwide market for transmission and reputable distribution conductors of $45 billion per year.  We see China as the largest market with over 30% of the spending, followed by the US at 11% and Europe at 10%. With the exception of the United States, a regulatory body such as a state grid or a state utility controls most individual country or regional markets worldwide.  Technical approvals of the regulatory body are required prior to obtaining the right to sell product within the region.  Examples of this would be the state grids of China, Poland, or Mexico.  In the United States, most independent utilities have their own technical requirements, resulting in a much more fragmented market in the United States.

Within each market, bare overhead conductor is sold in one of three general ways:

“Green field” – the term for new construction of a new transmission corridor or the addition of another circuit pathway to an existing corridor. ACCCTM conductor is a solution for green field construction in most cases where the reduction in the number of towers required is cost effective versus the additional cost of ACCCTM conductor.

 “Retrofit” – where a transmission conductor is at, or approaching capacity.  Additional transmission capacity can be obtained by installing a larger sized ACSR or ACSS conductor, which usually requires a tower structure upgrade construction, or a conductor with greater aluminum content such as ACCCTM conductor which can usually be installed on the same tower system and providing greater efficiency; or in certain instances by installing a same size conductor that has higher temperature, low sag characteristics such as ACCCTM, ACSS, or GAP, if peak demand is all that is needed.  Larger sized conductors, by weight, would require transmission tower upgrades and retrofits.

“Replacement” – occurs when an ACSR conductor has aged and requires replacement of the same sized ACSR conductor.  Due to the higher price per linear meter vs. ACSR, ACCCTM conductor typically is not a solution for replacement installations unless some of the aging towers would otherwise require tower weight load de-rating and ACCCTM would provide a cost effective solution to expensive tower repairs.

We are focusing our efforts on green field and retrofit applications.

Competition:

The competition for ACCCTM conductor depends somewhat on the application of the conductor.  In general, we believe that ACSR is our primary competition.  Thus far in this document, we have focused our description of our products and product advantages by comparing ACCCTM conductor to ACSR conductor since it is the industry standard and represents our greatest opportunity for market penetration.   ACSR is made using 100-year-old technology without patent protection and is sold by weight as a commodity product by a multitude of conductor manufacturers including General Cable, Southwire, and Alcan in the U.S., all of whom we are looking to as U.S. licensees for ACCCTM core stranding.

During our analysis, we also compared ACCCTM conductor with other conductor product innovations.  We compete with the following products either on a high temperature, low sag (HTLS) basis or on an efficiency of transmission basis:

•
ACSS or Aluminum Conductor Support Steel is an annealed aluminum conductor using a similar design as ACSR but which uses a higher strength steel alloy as its core.  ACSS can operate at a higher temperature than ACSR and has similar weight to ACSR. ACCCTM conductor is superior to ACSS both on the basis of reduced high temperature sag, as well as the efficiency of transmission.  ACSS is less expensive than ACCCTM conductor on a price per linear meter.

•
GAP conductor is a modified version of ACSR using higher strength, heat resistant steel, a proprietary “grease material” barrier between the steel core and the heat resistant aluminum alloy that serves as the primary conductor.  GAP is marketed as HTLS and provides no efficiency gain.

•
ACCR or Aluminum Conductor Composite Reinforced is a composite conductor composed of aluminum-zirconium alloy stranded wire around a metal-ceramic matrix composite wire core and is manufactured by 3M Corporation.   We do not consider ACCR in its current state to be a competitive product with ACCCTM conductor since it is prone to brittle fracture and is difficult to handle and install.  It does not have the amount of reduced sag that our conductor has and has less performance per price point. ACCR has been on the market for a number of years, marketed by 3M with more resources than we have had, yet appears to have a more limited commercial installation base to date as compared to the installation base of ACCCTM conductor.

•
AAAC or All Aluminum Alloy Conductors and AAC or All Aluminum Conductors are designed to eliminate the strength component and make the entire conductor from aluminum using alloying elements for AAAC to render the aluminum stronger and increase its operating temperature.  Both conductors are very soft and prone to high levels of thermal sag which requires shorter spans between towers, resulting in a more expensive total system installation cost.  Both conductors have very limited maximum operating temperature ranges, which limits capacity significantly. AAAC and AAC conductors have gained commercial adoption in Europe, however, our ACCCTM conductor of the same diameter has approximately the same conductivity and allows a much higher capacity and can be easily retrofitted on such systems.

•
Superconductors and underground cables.  We do not consider superconductors or underground cables to be competitive products to ACCCTM conductor.  Buried cables cost over ten times the total installation costs and are typically not used for transmission lines due to high voltage insulation, maintenance and cooling issues.  Superconductors are even more prohibitively expensive to install, in the multiple millions of dollars per mile and consequently have had very limited government sponsored short trial installations, primarily in extremely congested city areas.

We believe ACCCTM conductor has two disadvantages compared to the competition. First, our ACCCTM conductor is a relatively new product that incorporates technology that, while well proven in aerospace and other applications, has limited installations in the utility markets and has only been in commercial applications for three years.  At present, over 5,500 kilometers of ACCCTM conductor have been installed worldwide, primarily in China. However, the ACSR product we anticipate replacing has been in existence for 100 years, is familiar to utility management and utility engineers and is proven to work in real world conditions. Our product does not have this legacy in the utility markets. Second, our product is more expensive than the ACSR conductor for the same sized conductor when analyzed by the foot or meter as a commodity. While we believe that installation of our product results in capital cost savings of the overall project since tower construction or upgrading costs should more than offset the higher cost per foot of conductor, we sometimes have difficulty in convincing traditional utility buyers, who are not accustomed to analyzing costs of a total system.  While we also believe that there are additional yearly cost savings from the increased efficiency of electrical transmission due to lower line losses, it is often difficult for the typical decision maker to incorporate that in his analysis, since that falls in a different department and is considered a normal line loss cost that is usually built into the rate base.

ACCCTM Conductor Marketing Message:

Our ACCCTM conductor marketing message describes the problems of the constrained existing transmission grid as well as the efficiency improvements of ACCCTM conductor over ACSR and other conductors.

The constraints in transmission are manifested through several identifiable economic impacts.  In total, the estimated economic cost to the U.S. economy caused by increased transmission constraints above the initially designed loss levels is between $10 billion and $11 billion per year, not including economic losses due to transmission related blackouts or brownouts.  We see the following “macro level” costs of transmission constraints in the US market.  Similar costs exist in other international markets:

Line losses increase as the grid nears maximum capacity which has increased significantly over the past twenty years.  Line losses are caused by resistance of a transmission conductor resulting in power loss through heat radiation.  Under power load and above a certain operating temperature range a conductor becomes much less efficient due to line resistance resulting in power losses.  For a typical U.S. grid, line losses currently average approximately 8 to 10%, up from the approximately 4-5% expected when the transmission corridor was originally designed, of the total power generation meaning that for every 100 MW of power generated, 90-92 MW of power is delivered to consumers.  Line losses in the U.S. are paid for by consumers through higher rates and at an 8-10% rate represent between $25 and $30 billion in annual economic losses.  The increase from the 4% baseline losses to the current day 9% losses represents an increased efficiency loss of approximately $15 billion – or 5% of the approximately $325 billion generated value of the approximately 3.6 billion KWh generated in the U.S. in 2007 at an average price of 8.9 cents/KWh according to the US Department of Energy’s June, 2008 energy report.  If we further quantify the additional greenhouse gas emissions required to be emitted through fossil fuel generation, calculated at the national average, the additional CO2 generated to cover U.S. line losses is 22.7 million metric tons of which 12.6 million metric tons is due to the increased line constraints.   The market value of 12.6 million metric tons on the European spot markets is approximately $315 million of greenhouse gas values.

Congestion costs result when constrained transmission lines require a consumer to buy more expensive or more environmentally damaging power because the power cannot be obtained from a cheaper, more renewable source.  This can also be manifested by generation curtailment requirements, resulting in the requirement to purchase more expensive power or requiring producers of renewable energy to reduce their output due to grid constraints.    The 2002 National grid survey cites conservative estimates of congestion costs of $447 million which represent increased electricity costs paid by consumers in excess of what market prices would be, assuming no constraints due to transmission line bottlenecks.   More recently we are seeing congestion costs through curtailment of wind power in Texas due to transmission line constraints and which the State of Texas is addressing through a massive $5 billion transmission upgrade proposal.

Rolling blackouts and brownouts result when transmission lines at peak capacity load heat up to the point where they require them to be shut down or risk either failure of the line or if they get too close to objects below their minimum ground clearance levels due to excessive line sag.  Sag occurs when electrical resistance heats the conductor and the metals expand due to their thermal expansion.  If the conductor runs hot enough, the conductor will sag below minimum ground clearances dictated by safety standards and the transmission line will be required to be shut down.   Traditional ACSR conductor is much more prone to sag due to the metallic expansion properties of its steel strength core.  By comparison, ACCCTM conductor does not suffer from thermal metallic expansion due to its composite core and is therefore able to operate at higher peak capacity.   This also allows ACCCTM conductor to be installed on fewer towers than ACSR to meet the same ground clearances.

To address the ACSR sag issue, operators have spent considerable sums on current line monitoring systems to better measure reserve capacity and to monitor operating temperatures, thereby squeezing the most capacity out of the existing infrastructure. Despite improved monitoring and increasing linkage of the grid systems so that they can use every available route to deliver power up to the limits of operational capabilities, there are still physical constraints that can only be fixed by adding new lines or increasing the capacity of existing lines.  A real example of the manifestation of such a capacity issue in the U.S., are the seasonal rolling blackouts in Southern California.  Rolling blackouts and brownouts cost worldwide economies billions of dollars per year in lost productivity.

Market Approach:

Our ACCCTM conductor targets an industry that is mature in most industrialized countries such as those in North America and Europe but developing in various other countries around the world, such as China and those in South America. Each market is characterized by long purchasing lead times due to the necessity of planning large infrastructure projects often many years in advance. In addition most organizations operating in accordance with strict budgeting requirements make it imperative that planned purchases are put into a budget at least a year in advance. We have made several important commercial sales in the United States, Europe and China.   Our U.S. sales are made both as finished ACCCTM conductor directly to the customer and as ACCCTM core sales directly to our stranding licensee who in turn sells ACCCTM conductor to the end user customer. In 2007, we sold ACCCTM conductor internationally as a product ready to be installed, however, in 2008 we had more ACCCTM core sales to licensed conductor stranders..

We supply a product that is sold, often indirectly, to transmission or distribution customers. Electricity transmission and distribution is a service considered both critical and vital to a nation’s economy and is often highly regulated by one or more governmental or private agencies.  Developed countries’ transmission grids were designed and built decades ago based on much lower demand loads than exist today.  The age of these grids and the lower design specifications are now resulting in significant inefficiencies in developed countries’ grids.  The transmission grid constraints can only be solved through grid expansion requiring either an increase in capacity through new transmission corridors or enhancements to existing corridors with “upgrading retrofit” projects.  For developed countries such as the US, most transmission projects are expected to be retrofit projects due to the difficulty in obtaining permits and environmental approvals for green field new corridor construction.  Elsewhere in the world, for developing countries the transmission consists of both green field builds and upgrading retrofits.

The cost of new transmission corridors vary widely, depending on land acquisition costs and permitting costs but is typically between $500,000 and $1.5 million per transmission corridor mile or more and often takes years to obtain the necessary permits and environmental studies prior to breaking ground on a project.  By comparison, it is considerably less expensive and takes a much shorter amount of time to replace or “reconductor” existing transmission corridors.  The cost and time to market for a reconductoring of a transmission corridor is dependent on the number of tower replacements or retrofits to existing towers but can range between $90,000 to $800,000 or more per transmission corridor mile.  Potential ACCCTM conductor revenue per corridor mile ranges between $30,000 and $150,000 per 3-conductor cable circuit replaced.

We have reviewed the top markets worldwide and during 2008 we focused on expanding our market penetration worldwide.  We have penetrated the three top worldwide markets in the US, China, and several of the European countries and have commercial sales in those regions. In China, we have a multi-year distribution agreement that is projected to be worth in excess of $25 million for 2009. In the U.S. market, we have spent the past five years working through and completing the technical sales requirements necessary to allow our conductor to be considered for larger scale installations.  In addition, we now have nearly three years of problem-free commercial installations and five years of trial installations.  In Europe, we have made sales to Poland, Spain, and Belgium with additional proposals and quotes outstanding in Portugal, France, Germany, the Scandinavian countries, and the UK.  We are also beginning to penetrate the Latin and South American markets with orders from Mexico and Chile with quotes and tenders in Brazil and Argentina. We are currently qualified to sell and market conductor into the US and China, parts of Europe, as well as India, Indonesia, Mexico, Canada, Chile, Saudi Arabia, Bahrain, and the UAE.  We are technically certified to sell ACCCTM conductor in approximately 60% of the estimated worldwide transmission markets.

Our approach to market penetration in any given market is to initially present ACCCTM conductor for regulatory trials in advance of obtaining trial sales of several kilometers of product.   Concurrent with this technical review, we identify and attempt to build relationships with conductor stranding contractors and distributors.  These relationships are crucial elements to our go to market strategy since it provides a local presence.  The local presence helps to facilitate sales and reduce tariffs, in addition to providing a local source for the finished stranded ACCCTM products.  In most cases, the value of the low-tech stranding of aluminum around the ACCCTM core allows for the product to be stamped as made locally as well.  Finally, by co-locating stranding locally, it results in reduced costs and improved profits.  Our goal is to eventually have a worldwide network of ACCCTM conductor manufacturers/distributors and sell these entities ACCCTM core.

ACCCTM Conductor Value Proposition:

The ACCCTM conductor value proposition is that our composite core technology allows for a greater quantity of more conductive aluminum to be installed on existing or new transmission towers than the current industry standard transmission conductor.  Since the transmission towers are rated by strength, a lighter and stronger conductor is superior.  More conductive aluminum means that for all voltages and power delivery, less electricity is lost due to heat resistance, which allows for greater delivery throughput.  Lower losses through improved transmission means that utilities can operate their generating plants more efficiently, delivering more power per kilowatt produced.  More efficient generation means that utilities can optimize the use of less expensive power, optimize renewable hydro, wind, or solar power, and reduce the need to purchase expensive “peak” power on the open market during high demand periods. We believe our backlog of firm orders for 2009 is $12.0 million.

Two projects have provided us with examples that illustrate the benefits of ACCCTM conductor:

The first example is an installation from 2006 for an ACCCTM conductor installed next to the same sized ACSR conductor.  The increased aluminum content of the ACCCTM conductor resulted in a 35% reduction in line losses over the six month measured time period.  The utility would not disclose the monetary impact of this reduction, citing confidentiality.

The second example involves the demonstration of the reduced cost to install.  For a retrofit project in Mexico, for a 55 KM circuit, the cost to improve the circuit using ACSR would have required an investment of $12.3 million including tower retrofit costs of $10.1 million.  By comparison, the retrofit of ACCCTM conductor requires minimal tower retrofit costs for a $3.1 million investment resulting in a $9.2 million capital cost savings – or approximately $165,000 per circuit kilometer.  The ACCCTM conductor had the added benefit of being able to transmit 65% more electricity at peak capacity than the original ACSR conductor and 20% more peak electricity than the upgraded ACSR conductor as well as a similar 30-40% reduction in system losses.

We believe that our ACCCTM conductor represents a significant technological advantage to the existing transmission grid infrastructure, which will result in significant economic and environmental savings throughout the world economies.

Sales and Marketing:

We sell our conductor in the U.S. and internationally through a direct sales force with operations in Irvine, California, through regional sales representative organizations and through distribution agreements with our conductor stranders.    Our international strategy is to obtain product certification from the local regulatory bodies and entering into strategic manufacturing and distribution agreements in those geographies with well-known transmission conductor suppliers and manufacturers around the world.  We expect to make initial sales into those geographies as finished ACCCTM conductor sales and then to transition those sales to selling ACCCTM core to our stranding and distribution relationships.  We believe this strategy has several advantages to the product acceptance of ACCCTM conductor within these geographies:

•
By allowing ACCCTM conductor to be stranded within a local market, the total value content of the ACCCTM conductor will allow the product to be sold as a local product, rather than as a product imported from the U.S.

•	Sales of primarily ACCCTM core will result in a higher per unit product margin but a lower per unit revenue level.

•
By eliminating the necessity of stranding of ACCCTM core with aluminum, the sales order to cash cycle will decrease, and the working capital required to purchase aluminum will be eliminated resulting in a more efficient and accelerated cash flow.

•	ACCCTM conductor sales will be made using the existing relationships within those markets, resulting in a more effective and lower cost sale.

As of September 30, 2008, we had agreements with four manufacturers: General Cable in La Malbaie, Canada; Lamifil, NV in Belgium; Midal Cable in Bahrain; and Far East Composite Cable Co. in Jiangsu, China.  Our initial agreement was with General Cable Industries, Inc., the principal U.S. operating subsidiary of General Cable Corporation signed in October 2004. The strategy behind the distribution agreement was to launch the ACCCTM conductor product without incurring substantial marketing and sales expense and to provide us with a well-respected selling partner.  This agreement terminated as of December 31, 2007, however we maintain a transaction-based relationship with General Cable while we complete discussions for a more formal and long-term non-exclusive relationship with General Cable.  In November 2008 we signed agreements with PT KMI Wire and Cable Tbk and PT GT Kabel Indonesia Tbk to qualify as stranding and distribution sources for the Indonesian market. We are currently negotiating for additional or local stranding contractors to serve the South American, Australian, Asian, and North American markets.

In January, 2007 we announced a three year manufacturing and distribution agreement with Far East Composite Cable Co., a subsidiary of Jiangsu New Far East Cable Company, where they agreed to the purchase of a minimum of 600 kilometers of ACCCTM conductor per quarter for year one with increases to 900 kilometers and 1,200 kilometers per quarter in years two and three.  The signing of this contract was a significant milestone for the CTC Cable segment in that the contract allows for more efficient planning and operation of our ACCCTM core manufacturing facilities and allows for longer production lead time commitments for our conductor stranding suppliers in addition to providing us with a more reliable revenue stream and cash flows. The contract also called for Far East Composite Cable Co. to become certified to strand ACCCTM core at their plant in China. Jiangsu passed the required certifications in September 2007 and we began selling them ACCCTM core for stranding in China for local distribution.

Our agreements with Lamifil and Midal have been primarily stranding manufacturing agreements resulting in these companies stranding ACCCTM core with aluminum on a contract basis for shipments to our customers.   We recently expanded the relationship with Lamifil to include the distribution of ACCCTM conductor as well.  We are also in discussion with other potential stranding and distribution parties in geographies we see as having significant market potential including South America, Asia, and Eastern Europe.

Conductors are currently considered and sold to the industry as commodity items with little or no distinction between the products offered from one manufacturer to the next. To communicate the value proposition of the ACCCTM conductor solution effectively, we must speak to and educate various participants in the decision making process regarding the ACCCTM conductor's ability to solve line problems including the technical staff. In this respect, CTC Cable focuses its sales and marketing message on selling solutions instead of simply one component of a solution. This approach is necessary for promoting a dramatically improved product into a mature environment. To help illustrate and quantify this solution-based message, CTC Cable has created sales and engineering tools.  Principally, the tool known as Conductor Comparison Calculator, performs electrical throughput, structural calculations and financial cost benefit analysis on ACCCTM conductors. This analysis of ACCCTM conductors, when viewed in terms of “cost per delivered kilowatt” presents a compelling value proposition under most operating conditions.

To overcome the risk averse, conservative barriers to the adoption of a new conductor by the market, we provide through a third-party insurance company a three-year Original Equipment Manufacturer Warranty (parts and labor) on all ACCCTM conductor products currently produced by CTC Cable, General Cable, Far East Composite Cable Co. and Lamifil sold worldwide. The warranty covers the repair or replacement of the ACCCTM conductor and connectors, plus a limited labor expense reimbursement. We also provide through the same third-party insurance company the option to extend the warranty period to five, seven or ten years. The program covers ACCCTM conductor for the following: (1) sag and creep; (2) wind generated Aeolian vibration; (3) composite core failure; (4) breakage; (5) corrosion rust; and (6) unwinding. We believe that the program makes our products more attractive because it reduces much of the risk and uncertainty of adopting the new product.

Customers
Our customers purchase stranded ACCC conductors and ACCC hardware and consist of electric utilities, our stranding manufacturers and our distributors. During the 2008 fiscal year, 33.2% of our consolidated revenue was derived from Jiang-su Far East, our cable manufacturer located in China.

We produce the composite core component of the ACCCTM conductor through CTC Cable Corporation in Irvine, for sale to conductor manufacturers that strand and distribute the finished conductor in their particular markets. The manufacture of the core uses a proprietary continuous process, which allows numerous glass and carbon filaments to be pre-tensioned, impregnated with high performance resin systems, and then rapidly cured as the product emerges through a heated die. The proprietary resin formulations we use are highly resistant to temperature, impact, tensile and bending stresses, as well as to the harsh environmental conditions encountered in the field. Primarily for quality control reasons, core manufacture is carried out at our facilities in Irvine, California. The production facilities in Irvine were certified under ISO 9001:2000 in November, 2006, and re-certified in November 2007 and November 2008 per the annual audit. We have formulated plans to increase capacity ahead of commercial orders to manufacture our product to meet delivery times and these plans include new core production facilities at some point of time in the future but no earlier than 2009 as presently envisioned. We currently have 18 pultruder machines in production, capable of producing approximately 18,000 km of ACCCTM core per year representing potential revenues of between $100 million and $250 million, depending on the size of the ACCCTM conductor and whether the final product is ACCCTM core or stranded higher value ACCCTM conductor. We currently have sufficient capacity with our existing machinery to handle our anticipated production needs for the next year but we are preparing plans to open additional ACCCTM core manufacturing plants outside of California to allow for additional expansion and to mitigate the risk of overreliance on one plant.  We also produce parts for and license the production of the special hardware accessories required to hang ACCCTM conductor and ensure that the hardware supply will match conductor sales requirements.

Raw Materials

The principal raw materials in the production of the ACCCTM core are glass and carbon fibers, combined with specific polymer resins. Our conductor stranding manufacturers use aluminum rod materials typical in the production of bare overhead conductor. Accessories require primarily high-grade aluminum tube and special steel alloys. The prices for these raw materials are subject to market variations. We can acquire glass and resins from several sources and we have two qualified suppliers for carbon fiber.

DeWind Segment:

Wind Market:

The wind industry is the world's fastest growing energy sector and offers an excellent opportunity to begin the transition to a global economy based on sustainable energy. A report published by The Global Wind Energy Council (GWEC) and Greenpeace in October 2008 references multiple studies that indicate that the long-term potential supply using existing technology could be double the current worldwide electricity demand.  Prior GWEC reports indicate that there are no technical, economic or resource barriers to supplying 12% of the world's electricity needs with wind power alone by 2020, as compared to the challenging projection of a projected two thirds increase of electricity demand by 2020. According to the GWEC by the end of 2007 (2008 figures not currently available), the capacity of global wind energy installations had reached a generation capacity level of over nearly 94,000 MW (megawatt), an increase of nearly 20,000 MW over 2006 figures and representing a worldwide investment of over $50 billion. Europe accounts for 56,500 MW or 60% of the total installed capacity followed by the U.S. with 17.9% or 16,800 MW.  The fastest growing market is China with 145% growth or 3,304 MW added in 2007 to over 5,900 MW by the end of 2007.  Each of these markets is expected to continue to drive the worldwide growth of wind turbine installations.  The total value of installed equipment worldwide in 2007 was approximately $1.8 million per megawatt for a turbine equipment market size of $36 billion on a total investment of $50 billion.

U.S. growth is driven by the demand for clean and safe domestic energy and the extension of the U.S. production tax credit.  U.S. installations in 2007 were 5,249 MW and are projected to be 7,500 MW for 2008 according to the American Wind Energy Association’s (AWEA) October 22, 2008 third quarter report. A major driver of the growth of wind turbine installation in the U.S. is a Federal Production Tax Credit (PTC), which guarantees a tax credit of 2.0 cents per kWh for U.S. wind projects over the first ten years of their life. The tax credit was renewed in October 2008 to a one year extension through the end of 2009.  AWEA estimates that by 2020, wind power could provide 6% of U.S. electricity, from 100GW of wind, a share similar to today’s contribution from hydro-electric plants.  The U.S. Department of Energy predicts under their more conservative models that wind energy will provide 2.4% of all generation by 2030 up from 0.6% today.  In addition to federal incentives, 27 states and the District of Columbia set renewable portfolio standards to mandate minimum renewable source levels.

International markets offer similar opportunities.  The 1997 Kyoto Protocol has driven a “strong market” approach for greenhouse gases which in turn creates incentives for renewable energy generation.  Under the “Clean Development Mechanism” (CDM), projects receive certified emissions reductions or CERs.  Under the CDM, as of October, 2008 a total of 538 wind energy projects amounting to 20,434 Megawatts of generation were under development in 21 countries under the CDM program, the majority of which were in China and India but including the Mexico and Brazil opportunities described below.  Selected markets where our turbines have been sold or are being marketed include:

•
The European market continues to be strong increasing 8,500 MW to 56,535 MW in 2007 with growth driven by expansions of markets outside of the traditional markets of Germany, Spain, and Denmark underwritten by the 2001 EU Renewables Directive which allows for market premium prices for renewable energy.

•
The Chinese market saw significant growth in 2007 due to the country’s new Renewable Energy Law, effective January 1, 2006. Over 3,300 MW were installed in 2007 and an additional total of 13,000 MW are in the project approval stage for installation by 2010 and by 2020 it is estimated that, in order to satisfy growing demand, the total power capacity in China will need to reach 1,000 GW.

•
Canada increased total wind capacity by 26% in 2007 or 386 Megawatts to 1,856 Megawatts.  The Canadian Wind Energy Association forecasts an additional 750 megawatts in 2008 to 2,600 megawatts and if government targets and objectives are met, an additional 9,400 megawatts would be commissioned by 2016.

•
Mexico has excellent wind potential and the Mexican Wind Energy Association estimates the development of over 3,000 MW by 2014.  Investment is being driven in part by a change in the Mexican tax code that allows for 100% depreciation on capital investment in the first year for all renewable energy investments.    Currently, there are over 1,200 MW of projects underway.

•
Brazil has a total installed capacity of 247 MW at the end of 2007, and has governmental programs for preferential power contracts for 3,300 MW of projects, has registered projects totaling 5,000 MW and has total wind potential of 143,000 MW.  The Brazilian state-controlled electricity utility buys power produced by renewable energy under 20 year power purchase agreements at pre-set preferential prices.  Brazil has a total of 436 MW under development.

Market Approach:

We reviewed the world’s fastest growing markets of China, India, and North America at the beginning of the year and developed our strategy accordingly.  During the year, we revisited our strategy to take advantage of successes and to leverage our potential market strength as a leading provider of wind turbines and highly efficient transmission conductors.

•
For North America and for other geographies outside of China and India, we are taking a direct sales approach. We are using a solution selling approach to include the wind turbine coupled with ACCCTM conductor to deliver efficient renewable energy to the grid. The goal of the solution is to provide best of breed technology for the long-term profitability of the wind farm and to more efficiently link the wind farm to the existing grid. This unique, cost effective solution-based approach is being well received by wind farm developers since their power purchase agreements typically pay them based on power delivery at the grid, rather than power generation at the wind farm.

•
For certain of our customers in North and South America, we are also investigating taking an ownership position in sizable wind farm developments to leverage our ability to supply turbines into those developments.  In the North and South American markets, there is a marked shortage of the supply of turbines and we believe this represents an opportunity to leverage the supply of our turbines into a share in the long term revenue stream of the wind farm.  Subsequent to our 2008 fiscal year end, we announced that a new subsidiary of DeWind has obtained an option to develop 620 Megawatts of wind farms in the Panhandle region of Texas.

•
In China, we licensed two manufacturers to produce the existing 50Hz models of our D6 and D8 turbines for sale to the Chinese market.  We have also sold turbine parts to our Chinese licensees for certain key components that are difficult to source in China.

•
In India, we recognized that much of the wind opportunity there is with smaller wind turbines and is dominated by one major manufacturer. Additionally the lack of necessary infrastructure required to transport larger D6 and D8 turbines, has caused us to delay consideration of that market place even though we have had discussions with several interested parties about licensing or selling our D6 model in India.

We are focusing our marketing efforts for our new DeWind D8.2 turbine in the U.S. and Canada primarily due to the rapid growth and high demand for wind turbines and renewable energy in that geography.  We are also targeting certain other international markets with similar growth characteristics to the U.S. such as Eastern Europe and which have government incentives for renewable energy including certain Latin American and South American countries such as Mexico and Brazil.

We serve all of these markets through a direct sales force with personnel located in Lübeck, Germany, Dallas, Texas, and Irvine, California. We market our turbines through advertising in trade publications, direct mail, through our website, and through industry trade shows, primarily in Europe and the U.S. The sales process for turbine sales is lengthy and due to the capital cost of the turbines sold and the technical nature of the product, each sale typically is a team effort involving multiple personnel within DeWind and the customer including engineering, sales, production, and supply chain with the final negotiations conducted by senior executives.

We targeted wind farm opportunities in the U.S., Latin, and South America altering the selling strategy of the business away from wind farms sales in the mature markets of Continental Europe to wind farm developments with 10-100 or more turbines in areas with rapidly growing wind energy needs and the geographic space to accommodate them.  We also targeted utilities with sufficient capital so as to not require traditional wind farm financing.  We entered 2008 with the belief that customers would be able to find financing for our wind turbines and that we had sufficient interest in multiple parties outside of the traditional wind farm developers during the introductory period that might take more time for traditional developers to obtain financing for the D8.2 turbine.

During fiscal 2008, our sales efforts were hampered by several factors, all of which were barriers for our customers to obtaining financing for our turbines.  First, we lacked certification of our D8.2 60 hertz unit until April, 2008.  Second, we realized that developers and their financing sources were concerned with the thin capitalization of DeWind.  We mitigated this fear in June, 2008 with an equity investment from Credit Suisse.  Third, we realized that developers and their financing sources required an extended warranty, in particular for the new drive-train components in the D8.2.  This was obtained in May, 2008.   The delay in commissioning of the 60Hz prototype turbine in Sweetwater, Texas, which was previously expected in November, 2007, delayed the collection of a sufficient number of operating hours on our new turbine to qualify for traditional turbine financing.  By November 2008, we expected to have sufficient operating hours on our D8.2 models to qualify for traditional bank financing.  However, in September, 2008, the worldwide credit crisis began which significantly reduced the availability of debt financing for wind turbines and the bankruptcy of Lehman Brothers in September, 2008 reduced the availability of “tax equity” investors who take ownership stakes in wind farm investments in exchange for utilization of the accelerated depreciation and production tax credit tax benefits currently codified in the U.S.

Our primary focus in fiscal 2009 will be to create a financing package for our D8.2 turbine in order to both sell the D8.2 to wind farm developers and utilities and to develop our own wind farm sites, such as the 620 megawatts currently under development agreement and located in the Panhandle region of Texas.

DeWind Wind Energy Turbine Generator Products and Competitive Advantages:
The current wind turbine market is principally addressed by wind turbine designs that have been in existence for nearly thirty years.  The design incorporates a set of heavy fiberglass wind capture “blades” that have variable pitch to adjust to different wind speeds, which are attached to a rotor shaft that turns at low rotational rates that change with the variation in wind speeds.  The rotor shaft connects to a heavy-duty gearbox to increase the rotational speed, which then turns an electrical generator at variable speeds.  The power generated by the variable speed generators, that are typically doubly-fed induction generators (DFIG) has variable frequencies, and as such is then required to be modified through power conversion electronics in order to be able to synchronize with the steady frequency of either 60 hertz or 50 hertz of an electrical transmission grid.  DeWind has developed an alternative model that does not require power conversion electronics as it uses a synchronous generator with high voltage output which turns at a fixed speed that synchronizes directly with the grid.

The current DeWind turbine products are the culmination of ten years of research and development. Including an older D4 turbine class that is no longer produced; DeWind has over 580 turbines installed worldwide. We currently sell three turbine models consisting of the 1.25-megawatt D6 in 50 Hz, the 2.0-megawatt D8 in 50 Hz, and our new 2.0-megawatt D8.2 turbine in 60 Hz and 50Hz.

DeWind D6 Series Turbines: The D6 wind turbines are available with 1.25 megawatt rated power output in 50 Hz. The D6 product line is supplied with hub heights from 65 meters to 91.5 meters with rotor diameters offered of 62 or 64 meters. There are 114 D6 1.25 megawatt turbines installed and 136 installed of an earlier 1.0 megawatt version known as the D6 1000. Most of the installed D6 turbines are deployed in Europe.  We have also licensed the production of the D6 under the SeWind name in China for which we receive a license amount for each turbine sold.  We have the rights to purchase completed D6 nacelles from our Chinese licensee at preferred prices should we receive orders for D6 turbines for delivery in Europe or other 50 Hz markets.

DeWind D8 Series Turbines: The D8 series has a rated power output of 2.0 megawatts in 50 Hz. The turbine has a rotor diameter of 80 meters and is available with a hub height of 80 meters. The D8 is pitch-controlled and can operate at variable speeds. The D8 series is equipped with state-of-the-art system control technology. There are 56 installations of the D8, primarily in Germany, Austria and Belgium.  We have also licensed the rights of the D8 to a licensee in China.

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

DeWind D8.2 Turbine:
The D8.2 series has a rated power output of 2.0 megawatts in 50 Hz or 60Hz.  It incorporates the chassis and many of the components of the D8 turbine, which was first deployed in 2002, but significantly modifies the turbine’s drive system and generator.  Our DeWind D8.2 eliminates the need for power conversion electronics and DVAR units by using a synchronous generator operating at synchronous speed. To eliminate the rotational energy variability, we have inserted a key turbine drive train innovation, the WinDrive® a hydro-dynamic torque converter, to modulate the rotational energy. The WinDrive® torque converter manufactured by Voith Turbo provides constant rotational speed of the rotor shaft into the generator and allows the D8.2 to use a fixed speed synchronous generator with high voltage output that can be sent directly to the grid.  By doing so, we are able to replace the traditional wind variable frequency generator with a constant frequency synchronous generator. The grid-friendly synchronous electricity generator is of the type used by nearly all non-wind generation systems such as steam, or gas, or hydro driven turbines.

Synchronous power is well known in the power industry and it typically has a lower service cost for the generators.  Synchronous power allows the production of reactive power, when needed, to provide additional electrical grid stability. Other generator systems require reactive power from the grid during startup as well as the conversion to direct current and re-conversion to alternating current at a fixed frequency before attempting to synchronize with the electrical grid. Traditional turbines also generate additional electronic harmonics that require filtration before connecting to the grid. Such electronic equipment is complicated and prone to failure and extensive maintenance.  It is also often subject to licensing requirements from various patent holders in certain markets.

The D8.2 is the first commercial utility scale turbine in the industry to use a mechanical variable speed hydro-dynamic drive, manufactured by Voith AG, coupled to a fixed speed conventional synchronous generator. This system uses the WinDrive® unit that is based on the Vorecon technology of Voith Turbo AG. Vorecon is a hydro-dynamically adjustable drive that has been extensively used in large gas compressors and boiler feed pumps for many years but until now has not been incorporated into wind energy turbines. Voith was established in Germany over 157 years ago and is known for their highly engineered products. Over the past 58 years, Voith has experienced in excess of 38 years “mean time between failure” on their Vorecon technology.

Cutaway diagram of D8.2 wind Turbine:

We currently have four D8.2 units deployed as of November 30, 2008.  At the end of 2006, DeWind deployed its first D8.2 turbine at a test site in Cuxhaven, Germany. Since that time there has been one D8.2 installed at 13,600 feet in the Andes in Argentina to supply power to a mining operation, the first 60 hertz D8.2 has been installed at the Texas State Technical College in Sweetwater, Texas, and the first commercially sold D8.2 was recently erected in Minnesota.  At the present time there are over 9,000 hours of operation of the D8.2 model. As a result of previous D8 historical data, DeWind has secured an extended warranty program from Voith and Cummins as well as a complete mechanical breakdown insurance policy from Zurich American Insurance.

DeWind Turbine Competition:
The buying decision for a wind farm developer is driven by a combination of price, availability and reliability. Our competition consists of wind turbine manufacturers including General Electric’s Wind division, Vestas, Gamesa, Suzlon, Siemens, RePower, and Mitsubishi. GE is the largest wind turbine supplier in North America.

As compared to the GE-1.5MW asynchronous type turbine, the DeWind D8.2 has the following advantages:

1)	Cost advantages:
•
The D8.2 allows for direct synchronization with the grid with a synchronous generator operating at synchronous speed providing the greatest amount of MVAR reactive power to the grid in addition to the MW output. MVAR’s are necessary to stabilize most grid systems, which are usually achieved by buying various reactors, sometimes known as DVAR systems.

•	The D8.2 does not require any additional harmonic filtration, since the output is the same as most hydro-generation systems as well as most gas turbine and steam turbine systems.
•	The synchronous generator has no power electronics to maintain, eliminating a major contributor to turbine downtime.

•
Reduced maintenance allows an increased uptime for the synchronous generator, since unlike the asynchronous Double Fed Induction Generator (DFIG) there are no slip-rings or carbon brushes to replace or fail, and there is no conductive carbon dust issue to enable generator failure.

These additional costs are referenced in the IEA’s World Energy Outlook 2008 study as a significant problem with traditional wind energy.  This same study quantifies the extra costs associated with the additional equipment and maintenance to be as high as $13 per MWHr generated.  For our additional value described below, we estimated a cost savings of approximately $6.70 per MWHr generated.

2)	Revenue advantages:

•
The D8.2 high voltage AC output (13.8 kilovolts) uses a more efficient transformer to convert to the farm collector circuit that is usually 34.5 kV or higher.  We believe that the efficiency gains by using this more efficient transformer will gain as much as 1-2% and which will result in a greater capacity factor for each wind farm.

Our meetings with utilities both in the US and internationally show significant interest for the ability of our synchronous generator to solve the MVAR problem inherent with traditional wind generation.  Our data indicates that MVAR’s could be sold to the grid for a higher price than MW’s since the grid owner does not have to add and maintain MVAR reactors to the system.  We intend to pursue MVAR sales in future power purchase agreements.

In combination, our estimate of the total of the additional value provided by the cost savings and revenue advantages of the D8.2’s synchronous generator over an asynchronous DFIG unit represent an additional value that could be as much as $500,000 per turbine.  The use of a synchronous generator and a mechanical device instead of an electronics package represents what we believe will evolve into a significant competitive advantage.

We believe that our D8.2 model should result in lower component failure rate compared to our competition’s products. We believe that our competitive advantages for this turbine will eventually come to fruition, however we are still collecting operating history to support our modeled results or to support our beliefs for the advantages over existing induction fed asynchronous wind powered turbines.

Turbine Product Development:
We are developing an upgraded version of the D8.2 currently called the D9.  The D9 series 2 megawatt wind turbine is planned to build upon the value provided in the D8.2 and to utilize the following innovative technologies to achieve higher capacity factors.

Central to the improvements include a re-engineered and larger rotor using an improved blade design.  This design should allow one of the highest energy outputs of any 2 megawatt turbine.  Our engineering studies have shown that the use of the new blade design should allow for greater capture of lower speed wind and increase the capacity factor by approximately 5%.   The additional capacity factor expected over a 20-year life of the turbine results in a significant increase in expected revenue.  On a discounted cash flow analysis, we believe this could add as much as an additional $600,000 in value per turbine.

Product Service and Warranties:
Most of our turbines are sold with a warranty for key parts and services, typically two years in length, along with a mechanical availability guarantee with an option to extend the warranty to five years.  We record a liability for the expected cost to service this warranty and for any expected losses due to turbine availability shortfalls that are caused by technical or mechanical issues with our turbines.

Turbine Service: DeWind turbines are controlled by a 24-hour remote monitoring center. Automatic checks at regular intervals are performed of all wind turbines to ensure optimal performance and to allow operators to take action when a fault is detected. As a result, DeWind is constantly aware of the condition of each wind turbine and can rapidly respond to any service needs.

In October, 2006 our European turbine service company, EU Energy Service & Maintenance GmbH, entered into a joint venture agreement with Enertrag AG. In January, 2007 we sold an additional 25% ownership of EU Energy Service and sold the remaining 25% in April, 2008.   We now use a consortium of service providers to service the remaining turbines under service contract or under warranty.

Customers:
Our customers for our existing installed base of 580 turbines consist primarily of wind farm owners and operators in Europe, our licensees of our D6 and D8 technology in China, and the operators of the three D8.2 units installed at customer sites, the Sweetwater, Texas D8.2 60 Hz prototype location the D8.2 installed at a mine site in Argentina and a D8.2 unit erected in Minnesota.  We currently have orders for 10 D9 units to one customer in Canada, 2 additional D8.2 units for a customer in Minnesota, 10 D8 units for delivery into Chile, 40 D8 units for delivery into the Czech Republic, and 7 D6 units for deliveries to two customers in the UK and the Czech Republic. For fiscal year 2008, 13.4%, 13.8% and 10.3% of our consolidated revenue was derived from three customers, S&M/Zipotin, Shanghai Electric and BZD respectively. We believe our backlog of DeWind orders for 2009 is approximately $50 million.

We made the strategic decision to move into the wind farm development in order to maximize our profit per turbine sold, to increase the return on invested capital, to provide for a smoother and more steady production of our turbines, and to provide for locations to implement our new turbine models in a commercial setting, starting with the D9 turbine and for future turbine designs currently on the drawing board.  Our first wind farm development agreement was executed in October, 2008 regarding an area in the Panhandle region of Texas. We are currently seeking investors and financing for our DeWind Development wind farm sites, that could comprise up to 620 Megawatts or 310 units.  Once financed, we expect the DeWind Development sites to purchase a significant portion of our total available turbine supply for the next two years.

Manufacturing:
DeWind turbines: In November, 2006, we announced an agreement with TECO Westinghouse Motor Company (TECO) in Round Rock, Texas to assist us in the assembly, component supply, and servicing of our turbines.  The agreement consists of three parts: a) TECO will assemble our turbine units at their plant in Texas.  At full production, we expect that this plant will be able to produce two production lines of 5 turbine units per week for an estimated capacity of approximately 500 turbines per year;   b) TECO will assist us in servicing our D8.2 units by leveraging their existing service teams.  TECO services large electrical generators worldwide and already has the infrastructure to service similar wind generators in the US; c) TECO will assist us in developing and optimizing our turbine supply chain.  During 2007 and until June, 2008, we assembled our DeWind Turbines in limited quantities in our Lübeck, Germany facilities, primarily for D6 turbines sold in Europe.  In July, 2008 we closed our Lübeck production facility.  Future manufacturing for D6 units will be fulfilled out of a Chinese licensee.  TECO Westinghouse will complete manufacturing fulfillment for the D8 and D8.2 units.

Raw Materials
DeWind: The principal raw materials for the production of DeWind turbines are piece parts that are purchased from third party vendors under purchasing contracts and supply agreements. These parts have a high degree of product engineering and specifications, which require lengthy lead times for production and include our torque converter, gear boxes, generators, bearings, rotor parts, and blades. We currently have a supply agreement with Voith for our torque converters and we have component supply agreements for several of key turbine components. Many component parts for our turbines require a substantial down payment to reserve the capacity resulting in additional requirements for working capital. We are in the process of transitioning the turbine supply chain for all but certain key components to TECO in order to leverage the TECO supply chain management system, to decrease our need for working capital, and to obtain the lowest possible component price. With the tight credit and financing markets, it is difficult to obtain inventory financing in the absence of a large and expensive capital raise either into DeWind or the Company.  As such, and in the absence of cash down payments for turbine orders, we have been unable to provide vendors with sufficient down payments to source enough scarce parts beyond 80 D8 or D8.2 turbine units in 2009.

VII.   CONNECTIVITY AND ACCCTM CONDUCTOR SYNERGIES WITH DEWIND WIND TURBINES
All wind energy farms must connect to the electric transmission grid. With the increasing demands placed on the grid, connection often represents a substantial investment by a wind farm operator in electrical towers, conductor, and installation costs to guarantee that the energy production capacity can be utilized and sold. There are already examples of wind farms that have to limit generation due to the capacity of the infrastructure to carry the energy from the wind farm. The reality is that for some wind farms to succeed, the grid interconnects may need to be improved and enhanced. These interconnects can benefit from ACCCTM conductor and CTC is well placed to take advantage of the opportunity to provide these benefits. In addition, the increased efficiencies due to lower line losses of ACCCTM conductor as compared to ACSR results in an increase in total power delivered to the purchasing utility. This in turn results in either increased revenues to the wind farm operators or the requirement to have fewer turbines installed to provide the required power deliveries. Either way, the use of ACCCTM conductor provides a significant economic incentive either through higher revenues or lower capital costs, or both.  For example, when we modeled one of our prospective wind farms in Texas we calculated significant revenue opportunities for our customer through the use of ACCCTM conductors.  By adding approximately $15 million of transmission corridor retrofit to a total projected cost of nearly $1 billion, the project internal rate of return increased by nearly 1.5% through increased power purchase prices expected through power export.  We intend to cross market this project improvement aspect to additional renewable energy and generation projects worldwide.

In addition, many of the areas with the highest potential for wind power are remote and lack grid connection. There are opportunities to open up more wind productive areas by putting in new transmission lines or upgrading transmission lines using ACCCTM conductor, in particular in the high potential areas of the Northern Plains of the U.S .and Canada as well as West Texas. These areas, while highly promising do not have enough transmission-infrastructure to support large wind farms and will require large transmission investments. The combination of our wind turbines along with ACCCTM conductor is a powerful solution to fundamental wind industry needs.

IX.  INTELLECTUAL PROPERTY
We are aggressively pursuing patent protection for all aspects of our CTC Cable conductor composite materials, products, and processing as well as our DeWind wind turbine advances.

In connection with our ACCCTM conductor business, CTC Cable Corporation currently has seven issued U.S. patents, two pending U.S. continuation-in-part applications, two pending U.S. applications each claiming priority to a PCT international application, and a number of pending provisional U.S. applications. In addition, three PCT international applications have entered the national phase and are currently pending in over 70 strategic countries world-wide. Of these pending applications, thirteen applications have been granted. These patent applications cover subjects including composite materials as applied to electrical transmission conductors and related structural apparatus and accessories, manufacturing processing techniques, cross sectional composite core designs for electrical transmission cables and methods and designs for splicing composite core reinforced cables. CTC Cable Corporation plans to continue filing and supplementing these patent applications with new information as it is developed. The issued, pending patents, and provisional U.S. applications, if issued and if the provisional U.S. applications are converted to regular utility filings, have patent terms that will end within the period of 2023 to 2029, depending on the filing dates of each of the applications. Based on available information and after prior art searches by our patent strategists, we believe that the pending and issued patent applications provide the basis for us to, over time, be issued a number of separate and distinct patents. If CTC Cable Corporation continues to be successful in being granted patent protection consistent with the disclosures in these applications, we anticipate that we could have a dominant position in the field of composite-based electrical conductors.

DeWind, Inc. is currently pursuing patent protection for a number of developments. DeWind Inc. currently holds eight issued and pending patent applications in select countries, which depending upon the patent or application, include the United States, Spain, Germany, Austria, Belgium, France, and Great Britain. Generally, these patents and applications are directed toward wind energy systems and methods of operation and towers for wind power installations. DeWind, Inc. intends to aggressively pursue patent protection for all novel aspects of its wind energy and turbine businesses including our drive train and blade design development efforts.

Our business and competitive position are dependent upon our ability to protect our proprietary technologies. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to obtain and use information that we regard as proprietary.

There can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our proprietary information, that such information will not be disclosed or that we can effectively protect our rights to unpatented trade secrets or other proprietary information.

There can be no assurance that others will not obtain patents or other legal rights that would prevent us from commercializing our technologies in the United States or other jurisdictions.

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

X. RESEARCH AND DEVELOPMENT
Historically, DeWind and the previous owners EU Energy and FKI have spent considerable funds to develop the existing wind energy turbine product suite. We expect that our development in the near future will be to improve upon existing designs for the D8.2 drive train and increased rotor diameter, since increased blade length translates into increased wind energy input to the system. A development project is currently underway to add a 90 meter rotor options to the D8.2 turbine using a new blade design.  We expect to utilize our composite materials knowledge to increase the blade span without significantly increasing the weight of the blade. The blade length increase will also provide wind energy alternatives to lower level wind locations that while marginal with today’s products, represent substantial market potential in North America and Europe.

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

We have spent considerable funds on research and development of our proprietary, patent pending ACCCTM conductor and related component technologies. We continue to invest in the further development of this product with a view to accelerating and lowering the cost of production, using less expensive and more readily available material sources, as well as enhancing the product's properties and characteristics. We also anticipate the need to continue spending significant funds to protect the ACCCTM conductor technologies worldwide

We spent $14,916,000, $6,954,000, and $4,854,000 on research and development activities in fiscal years 2008, 2007 and 2006, respectively.

XII. GOVERNMENTAL REGULATION
While there are a number of certification agencies for wind turbines, we are not aware of any specific government regulations governing the design and specifications of wind turbines or for bare overhead conductors in the United States or in Europe. We do not believe the manufacture of wind turbines or ACCCTM conductor is subject to any specific government regulations other than those regulations that traditionally apply to manufacturing activities such as the Occupational Safety and Health Act of 1970 or similar occupational safety regulations in our other manufacturing locations.

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

A majority of the international markets require government or type registration approvals from leading companies or public or semi-private bodies or associations for both our wind turbines and our ACCCTM conductor. Certain markets also require conductor and turbine manufacturers to be audited and production methods and raw material supplies approved.

XIII. BANKRUPTCY PROCEEDINGS AND SUMMARY OF REORGANIZATION PLAN
On May 5, 2005 we filed a litigation driven voluntary reorganization plan and disclosure statement under the provisions of Title 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the Central District of California under case number SA 05-13107 JR. Our disclosure statement was approved by the bankruptcy court on July 6, 2005 and a hearing was held resulting in the confirmation of our bankruptcy plan October 31, 2005. The order approving our bankruptcy plan was entered November 18, 2005 and concurrently notice was given that the plan effective date was established as November 18, 2005. We formally emerged from bankruptcy on August 2, 2006 after all claims had been resolved and paid. See also Form 10-K for fiscal year ending September 30, 2005 and for fiscal year ending September 30, 2006.

XIV. EMPLOYEES
As of November 15, 2008, we had a total of 186 full time employees including 113 employees in the United States and 73 employees in Europe. We also used the services of 10 consultants on a regular basis for a variety of tasks and responsibilities. Additional consultants are employed as required for specific tasks. Our German employees are represented by the German National Labor Works Council.  None of our US based employees are currently represented by a labor organization. We believe that relations with our employees are good.

XV. AVAILABLE INFO RMATION
We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other reports, and amendments to these reports, required of public companies with the Securities and Exchange Commission (SEC). The public may read and copy the materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 202-551-8090. The SEC also maintains a web site at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. We also make available free of charge on the Investor Relations section of our corporate web site all of the reports we file with the SEC as soon as reasonably practicable after the reports are filed. Copies of CTC’s fiscal 2008 Annual Report on Form 10-K may also be obtained without charge by contacting Investor Relations, Composite Technology Corporation 2026 McGaw Ave Irvine, CA 92614.

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

WE EXPECT FUTURE LOSSES AND OUR FUTURE PROFITABILITY IS UNCERTAIN.

Prior to acquiring Transmission Technology Corporation, or TTC, in November 2001, we were a shell corporation having no operating history, revenues from operations, or assets since December 31, 1989. We have recorded approximately $53 million in ACCCTM product sales since inception and we have $74 million in wind turbine and related services revenues as a result of and since the acquisition on July 3, 2006. Historically, we have incurred substantial losses and we may experience significant quarterly and annual losses for the foreseeable future. We may never become profitable. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. We expect the need to significantly increase our general administrative and product prototype and equipment prototype production expenses, as necessary. As a result, we will need to generate significant revenues and earnings to achieve and maintain profitability.

THE WORLDWIDE CREDIT CRISIS HAS MADE IT DIFFICULT TO OBTAIN NECESSARY DEBT AND EQUITY FINANCING FOR OUR COMPANY.  OUR INABILITY TO RAISE A SUFFICIENT AMOUNT OF ADDITIONAL WORKING CAPITAL OR TO RAISE IT IN A TIMELY MANNER COULD NEGATIVELY IMPACT OUR ABILITY TO FUND OUR OPERATIONS, TO GENERATE REVENUES, AND TO OTHERWISE EXECUTE OUR BUSINESS PLAN, LEADING TO THE REDUCTION OR SUSPENSION OF OUR OPERATIONS AND ULTIMATELY LIQUIDATION OF OUR BUSINESS.

The recent failure of financial institutions and the credit crunch has significantly reduced our financing options for our CTC Cable and DeWind projects.  While we have raised significant capital in the past through our debt offerings and private equity placements, we anticipate that the sales of our ACCCTM conductor and DeWind turbines may not be sufficient enough to sustain our operations, and further anticipate that we will continue to incur net losses due to our costs exceeding our revenues for an indefinite period of time. For these reasons, we believe that we may need to raise additional capital until such time, if any, as we become cash-flow positive. It is likely that we will continue to seek to raise money through public or private sales of our securities, debt financing or short-term loans, corporate collaborations or a combination of the foregoing. Our ability to raise additional  funds has been adversely affected by the recent downturn in the stock market, which has affected our stock price and trading volume. Our ability to raise additional funds in the public or private markets will be further adversely affected if the results of our business operations are not favorable, if any products developed are not well-received or if our stock price or trading volume decreases from current levels. Moreover, additional funding may not be available on favorable terms to us, or at all. To the extent that money is raised through the sale of our securities, the issuance of those securities could result in dilution to our existing shareholders. If we raise money through debt financing, we may be required to secure the financing with all of our business assets, which could be sold or retained by the creditor should we default in our payment obligations. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, we may not be able to complete the commercialization of any products that we may have developed. As a result, we may be required to discontinue our operations without obtaining any value for our products under development, which could eliminate shareholder equity, or we could be forced to relinquish rights to some or all of our products in return for an amount substantially less than we expended to develop such products.

WE RELY HEAVILY ON EQUITY COMPENSATION TO INCENTIVIZE OUR SENIOR MANAGEMENT AND KEY EMPLOYEES.  THE RECENT SELL OFF OF EQUITY SECURITIES IN THE MARKET, INCLUDING THE COMPANY’S SHARES MAY IMPACT OUR ABILITY TO RECRUIT AND MOTIVATE OUR CURRENT AND FUTURE EMPLOYEES.

Our Company share price has decreased from a 52 week high of $2.16 per share to a recent 52 week low of $0.18 per share.  As a result, most of the stock options used to motivate and incentivize our employees have decreased to a point where their exercise prices are well in excess of the prevailing market price.  If we hire new employees and provide grants at current depressed market prices this may result in disappointment for our existing employees without such grants.  We may lose certain key employees if we are unable to provide for proper compensation including either new option grants or a re-pricing of existing option grants.  If we provide for additional compensation in this manner, we may incur significant and substantial expense related to any such issuance or re-pricing.

THE WORLDWIDE ECONOMIC SLOWDOWN MAY HAVE SIGNIFICANT IMPACTS TO OUR GROWTH STRATEGY.

The long term nature of our sales cycle often requires long lead times between order booking and product fulfillment.  For this, we often require substantial cash down payments in advance of delivery.  Our growth strategy assumes that debt and equity financing will be available for our customers to provide for such down payments and to pay for our products.  The worldwide credit crisis has delayed, cancelled or restricted the construction budgets and funds available to our customers that we expect to be the ultimate purchasers of our products and services.  Both wind farm projects and conductor installations are, in part, financed by the commercial and governmental debt markets as well as tax-beneficial equity investors, and equity investors.  The recent significant declines in the US and international stock markets, coupled with the failure of several large financial institutions has caused significant uncertainty and has resulted in an increase in the return required by investors in relation to the risk of such projects.   This in turn has increased the cost of capital to the point where new projects or projects in their early or planning stages may not receive funding or may have the project delayed or cancelled.  If we, or our customers, cannot find alternative financing sources or should the financial crisis worsen, we may lose sales and incur losses.

OUR INDEPENDENT AUDITORS HAVE ISSUED A QUALIFIED REPORT AS OF AND FOR THE YEAR ENDED SEPTEMBER 30, 2008 WITH RESPECT TO OUR ABILITY TO CONTINUE AS A GOING CONCERN, AND WE MAY NEVER ACHIEVE PROFITABILITY.

For the year ended September 30, 2008, our accountants have issued a report relating to our audited financial statements which contains a qualification with respect to our ability to continue as a going concern because, among other things, our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future or to obtain the necessary financing to meet our obligations and repay our liabilities from normal business operations when they come due. There is no guarantee that the products will be accepted or provide a marketable advantage, and therefore, no guarantee that the commercialization will ever be profitable. For the fiscal year ended September 30, 2008, we had a net loss of $45,553,000 and negative cash flows from continuing operations of $51,360,000. For the year ended September 30, 2007, we had a net loss of $44,484,000 and negative cash flows from continuing operations of $22,179,000. For the year ended September 30, 2006, we had a net loss of $28,523,000 and negative cash flows from continuing operations of $6,477,000. As of September 30, 2008, our accumulated deficit was $185,163,000.

BECAUSE WE ARE IN AN EARLY STAGE OF COMMERCIALIZATION, OUR LIMITED HISTORY OF CABLE OPERATIONS AND OUR EARLY STAGE OF COMMERCIALIZATION FOR OUR NEW WIND PRODUCTS MAKES EVALUATION OF OUR BUSINESS AND FUTURE GROWTH PROSPECTS DIFFICULT.

Since our reorganization in 2001, we have had a limited operating history and are at an early stage of commercialization of a new technology product to a market unused to using new technologies. We made ACCCTM conductor available and entered into our first commercial agreement in 2003. We acquired the wind energy division in July 2006.

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

OUR WIND TURBINES HAVE VERY LONG SALES AND PRODUCTION CYCLES AND OUR TURBINES ARE TYPICALLY FINANCED BY BANKS AND OTHER LENDING INSTITUTIONS. THE RECENT CREDIT CRISIS MAY SIGNIFICANTLY IMPACT THE ABILITY TO OBTAIN FINANCING FOR OUR WIND TURBINES AND OUR BUSINESS COULD BE ADVERSELY AFFECTED FOR GLOBAL CHANGES TO THE WORLD WIND ENERGY, REGULATORY, OR WORLD FINANCIAL MARKETS.

Our wind turbines require the sourcing of turbine parts as much as eight months in advance of production and the cycle from turbine sale to commissioning in the field is typically a twelve to eighteen month cycle. Our turbines are sold under long-term contracts that typically require financing from banks or other lending institutions. These institutions often have a worldwide presence and may be subject to international risks, which may limit their ability to issue additional financing.  The geographical market for our turbines is limited to those locations where sufficient, consistent winds exist to make a wind turbine farm an economically viable endeavor. Such locations may cross political boundaries including national, state/province, or local government involving a variety of regulations and regulatory oversight. While we are currently focusing our near term efforts in geographies with stable governments, future growth will depend on sales into less stable governments where it may be difficult to obtain the necessary financing or regulatory approvals. Our future business may be negatively impacted by the geo-political uncertainties inherent in current sales prospects such as Eastern Europe, South America, and Asia.

IF OUR POTENTIAL CUSTOMERS DO NOT ACCEPT OUR CONDUCTOR AND TURBINE PRODUCTS, IT IS UNLIKELY THAT WE WILL EVER BECOME PROFITABLE.

The electrical utility industry has historically used a variety of technologies, which have been proven over time to be reliable. Compared to these conventional technologies, our technology is relatively new and unproven, and the number of companies using our technology is limited. The commercial success of our conductor product will depend upon the widespread adoption of our technology as a preferred method by major utility companies to transmit electricity and the commercial success of our turbine products will depend on our ability to convince wind farm operators that our new turbine design will result in a reliable wind turbine. In order to be successful, our products must meet the technical and cost requirements for electric generation and transmission within the electric utility industry. Market acceptance will depend on many factors, including:

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

(iv) our ability to change our customers' evaluation of the economics of power line construction, changing their focus on limiting initial capital costs to evaluating the cost and benefit of the full life of a line; and

(v) our ability to sell sufficient quantities of our products.

Because of these and other factors, our product may not gain market acceptance or become the industry standard for the electrical utility industry. The failure of utility and wind farm companies to purchase our products would have a material adverse effect on our business, results of operations and financial condition.

OUR NEW DEWIND D8.2 MODEL HAS LIMITED OPERATIONAL HISTORY IN REAL WORLD WIND GENERATION. THE WINDRIVE TM DRIVETRAIN IS UNPROVEN IN LONG TERM, FULLY COMMERCIAL WIND GENERATION APPLICATIONS.

The DeWind D8.2 model incorporates the Voith WinDrive® component as a key modification to our existing turbine technology. We have obtained certification of our turbine through the German Offshore Wind Institute (DEWI), however, we have not completed the power curve tests required to complement certification. Certification involves erecting the turbine on a test location site and conducting and evaluating the results of tests under real world conditions. If the certification is not obtained, is delayed due to product performance issues or regulatory concerns, we may be required to perform additional re-engineering or redesign work resulting in additional product delays. Such delays may require additional investment in product development. If we are not certified in a timely manner, our current and potential customers may cancel their orders and require the refund of any advance payments they may have made. Finally, any business decisions made based on the assumption of cash flows from these turbines will have to be re-evaluated, our forecasted revenues forecast may not be attained, additional costs may be incurred, and our business may be significantly impacted.

ALTHOUGH OUR DEWIND SUBSIDIARY HAS SUCCESSFULLY PRODUCED WIND TURBINES IN THE PAST, WE RELY UPON OUTSOURCED CONTRACT MANUFACTURERS TO PROVIDE KEY SUB ASSEMBLIES OF OUR TURBINES.

As a result of strategic management decisions and direct marketing efforts related to our new D8.2 turbines, DeWind has not produced wind turbines at commercially viable levels since 2005 and the first commercial shipments of wind turbines has resumed in late calendar year 2008. This lack of production experience and know-how may result in additional costs or delays when broad based commercial production is resumed. We currently outsource our commercial production options including the use of contract facilities at various locations around the world.   These facilities may have production interruptions or supply problems resulting in sub assembly delays of our commercial shipments which may in turn result in revenue delays or penalties.  We have limited experience contracting out for such facilities, which may involve additional expenditures or product issues including inadequate product quality or product shipment delays. We may also not adequately transition the required production knowledge resulting in additional costs or delays until such time as the contractor solutions are sufficiently efficient, or if quality is not sufficiently high for our turbine products.

OUR DEWIND PRODUCTS UTILIZE INTELLECTUAL PROPERTY OWNED BY OTHER ENTITIES AND WE MAY BE REQUIRED TO LICENSE THIS TECHNOLOGY OR BE PREVENTED FROM SELLING OUR PRODUCTS BY OTHERS.

For legacy turbine installations and the D6 and D8 commercial turbine models, we may be subject to the licensing requirements of General Electric Corporation, and potentially others, for the conversion of rotational power into usable electricity and for connection of the turbine to the power grid. In addition, General Electric has prohibited the sale of certain of our turbines that utilize their technology into territories such as the United States and Canada and requires us to pay a royalty on turbines using their technology in other territories. In the future, we may be subject to additional restrictions on or license fees payable for our turbines which may negatively impact our business. Further, other wind energy manufacturers, including without limitation, General Electric, may file intellectual property infringement claims on our new turbines, file injunctions against their sale or delivery, or attempt to impose additional licensing requirements which, even if adjudicated in our favor, may result in the delay of payments or deliveries which could significantly impact our business.

ONE OF OUR LEGACY DEWIND EUROPEAN SUBSIDIARIES HAS BEEN DECLARED INSOLVENT.  THIS INSOLVENCY MAY CAUSE UNFORESEEN PROBLEMS TO THE OPERATIONS OF OUR DEWIND BUSINESS OR OF THE RIGHTS TO CERTAIN INTELLECTUAL PROPERTY OWNED BY DEWIND.

The operations of this subsidiary prior to its insolvency was limited to warranty related activities in existence prior to our acquisition of the DeWind business.  While we do not believe that the insolvency will cause operational issues to our existing businesses, this subsidiary formerly owned intellectual property developed prior to our acquisition of DeWind in 2006.   The subsidiary is now under the control of a receiver in Germany. We have purchased all pertinent intellectual property rights prior to the declaration of insolvency under the terms and conditions of contractual agreements in effect prior to our acquisition of the DeWind business.   While we believe these transactions to be valid and binding, under German law, for a subsidiary in insolvency, the receiver may look back and attempt to void those acquired contracts and agreements.   If our acquired rights to this technology are impaired or diminished, it may affect our ability to sell and market our wind turbines.

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

WE MUST PROTECT OUR PROPRIETARY RIGHTS AND PREVENT THIRD PARTIES FROM USING OUR TECHNOLOGY OR VERY SIMILAR TECHNOLOGY; PROPRIETARY RIGHTS LITIGATION COULD BE TIME-CONSUMING AND EXPENSIVE.

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

WE OCCASIONALLY MAY BECOME SUBJECT TO LEGAL DISPUTES THAT COULD HARM OUR BUSINESS.

We have from time to time become engaged in, legal disputes such as claims by consultants or other third parties. These disputes could result in monetary damages or other remedies that could adversely impact our financial position or operations. We believe these claims are without merit and intend to vigorously defend against them. However, even if we prevail in disputes such as this, the defense of these disputes will be expensive and time-consuming and may distract our management from operating our business. As described in Item 3 below, we have filed suit against the Mercury group for breach of contract, unfair competition, fraud, intentional interference with contract, and injunctive relief.  We believe our claims to be valid although the outcome is not known and we may incur significant legal expenses related to this claim that we may never recover.

WE DEPEND ON KEY PERSONNEL IN A COMPETITIVE MARKET FOR SKILLED EMPLOYEES AND FAILURE TO ATTRACT AND RETAIN QUALIFIED EMPLOYEES COULD SUBSTANTIALLY HARM OUR BUSINESS.

We rely to a substantial extent on the management, marketing and product development skills of our key employees, particularly Benton H Wilcoxon, our Chief Executive Officer, Marv Sepe, our Chief Operating Officer, D J Carney, our Chief Financial Officer and Robert Rugh, DeWind President. If Messrs. Wilcoxon, Sepe, Carney or Rugh were unable to provide services to us for whatever reason, our business would be adversely affected. Neither Mr. Wilcoxon, Mr. Sepe, Mr. Carney, nor Mr. Rugh has entered into an employment agreement with the Company. In addition, our ability to develop and market our products and to achieve profitability will depend on our ability to attract and retain highly talented personnel. We face intense competition for personnel from other companies in the electrical utility industry. The loss of the services of our key personnel or the inability to attract and retain the additional, highly-talented employees required for the development and commercialization of our products, may significantly delay or prevent the achievement of product development and could have a material adverse effect on us.

A FAILURE TO ESTABLISH AND MAINTAIN RELATIONSHIPS WITH STRATEGIC PARTNERS MAY HARM OUR BUSINESS.

Our success is dependent upon establishing and maintaining relationships with strategic partners, such as our relationships with General Cable, Lamifil, Midal, and Far East Composite Cable Co, as our conductor stranders with TECO as our wind turbine assembly contractor and with Voith as our WinDrive® torque converter supplier. We face numerous risks in successfully obtaining suitable partners on terms consistent with our business model, including, among others:

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

Our business could be seriously harmed if: (i) we cannot obtain suitable partners; (ii) our cable partners fail to achieve significant sales of ACCCTM conductor or products incorporating our technology; (iii) we fail to successfully transfer the supply chain management and knowledge transfer to our TECO turbine assembly relationship, (iv) we fail to maintain our relationship with Voith for our WinDrive® supply, or (v) we otherwise fail to implement our business strategy successfully.

WE CANNOT CONTROL THE COST OF OUR RAW MATERIALS, WHICH MAY ADVERSELY AFFECT OUR BUSINESS.

The principal ACCCTM conductor raw materials are glass and carbon fibers, plus various polymer resins and aluminum.  The wind turbine products use industrial metals such as steel and aluminum along with carbon and glass fiber.   The prices for these raw materials are subject to market forces largely beyond our control, including energy costs, organic chemical feed stocks, market demand, and freight costs. The prices for these raw materials have varied significantly and may vary significantly in the future. We may not be able to adjust our product prices, especially in the short-term, to recover the costs of increases in these raw materials. Our future profitability may be adversely affected to the extent we are unable to pass on higher raw material and energy costs to our customers.

INTERRUPTIONS OF SUPPLIES FROM OUR KEY SUPPLIERS MAY AFFECT OUR RESULTS OF OPERATIONS AND FINANCIAL PERFORMANCE.

Certain turbine components including high quality bearings used in our gearboxes and the Voith torque converter are produced by a few suppliers worldwide and are subject to delivery allocation.  Interruptions or shortages of supplies from our key suppliers of raw materials or turbine parts suppliers could disrupt production or impact our ability to increase production and sales. We use a limited number of sources for most of the other raw materials and turbine parts. For example, it has been difficult to obtain inventory financing in the absence of substantial capital financings for DeWind or the Company. As a result, in the absence of additional down payments for turbine orders, we have been unable to provide vendors with sufficient down payments to source enough parts for more than 80 D8 or D8.2 turbine units in 2009.

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

WE ARE CONTROLLED BY A SMALL NUMBER OF SHAREHOLDERS, WHOSE INTERESTS MAY DIFFER FROM OTHER SHAREHOLDERS.

As of November 30, 2008, Benton H Wilcoxon, our Chairman of the Board, and Credit Suisse control 30% of the Company’s outstanding common stock. As a result, these persons have significant influence in determining the outcome of any corporate matters submitted to our shareholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors and other significant corporate actions. They could potentially have the power to prevent a change in control. The interests of these shareholders may differ from the interests of the other shareholders, and may limit the ability of other shareholders to affect our management and affairs.

WE HAVE AND WILL LIKELY CONTINUE TO EXPERIENCE CUSTOMER CONCENTRATION, WHICH MAY EXPOSE US TO ALL OF THE RISKS FACED BY OUR POTENTIAL MATERIAL CUSTOMERS.

For our Cable business segment, for the year ended September 30, 2008, one customer in China represented approximately 76% of our recorded revenues and one customer in Europe represented 20% of our recorded cable business.  For the year ended September 30, 2007, one customer in China represented approximately 80% of our recorded revenues and one customer represented 13% of our recorded cable business.  The customer in China is expected to represent in excess of 50% of our cable revenue for the next two fiscal quarters.

For our turbine business segment, for the year ended September 30, 2008, one customer in Europe amounted to 22% of 2008 revenues and two customers in China amounted to 25% and 19% of 2008 revenues.  For the year ended September 30, 2007, three customers in Europe amounted to 22%, 17%, and 17% of 2007 revenues and two customers in China amounted to 21% and 18% of 2007 revenues.  We announced in March, 2007 that we had signed a contract with one customer representing an approximate $40 million order for delivery in fiscal 2008.  In June, 2007 we announced that due to non-payment of the required progress payments that this contract was declared in default by the Company.  In January, 2007 we announced an order from one turbine customer in South America representing approximately 35% of our September 30, 2007 backlog and between June and August, 2007 we announced orders from one turbine customer that represents approximately 40% of our September, 2007 backlog.  The current turbine backlog is represented by one turbine customer in North America for 55% and another turbine customer in Europe for 33%.

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

OUR BUSINESS MAY BE SUBJECT TO INTERNATIONAL RISKS.

We are pursuing international business opportunities, including in Europe, India, China, Mexico, Brazil the Middle East, Indonesia, certain far eastern countries and Africa. As to international business in the Middle East, our current target markets include Saudi Arabia, Qatar, United Arab Emirates, Oman, Bahrain, Libya, and Jordan. In Africa we are actively pursuing South Africa and Kenya as well as engaging in discussions with engineering companies that bid on trans-African projects. There are no special additional risks related to these countries that are not disclosed in the list of risks affecting most international business. To date, except for our manufacturing arrangement in Bahrain, we have not engaged in any transactions on these countries. Our wind segment has historically operated only in Western Europe, primarily Germany and Austria prior to 2007 when we began to expand our production to the United States. Our Cable business model has been implemented in the United States, Canada, Europe, Bahrain, and China.  We produce the ACCCTM core in the United States for delivery to our stranding partners under manufacturing and distribution agreements for ACCCTM deliveries made to date in the United States and China. Expansion internationally will depend on our adaptation of this model to other international markets and may be costly and time consuming. Risks inherent in international operations in general include:

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

Our turbines are subject to regulatory approval and certification as described above. Our turbine customers also often rely upon tax credits as incentives to build wind turbine farms. These tax credits may lapse or expire prior to the installation of turbines or delays in shipments of turbines as the result of production issues may result in the loss of such credits to the developer In the U.S. and elsewhere around the world, there are alternative energy tax credits and tax advantages that have been enacted that are designed to promote the building of renewable and alternative energy including wind turbine farms. These tax credits may be significant enough to swing the difference as to whether a wind farm is economically feasible or not. Currently in the U.S., such tax credits are set to expire at the end of 2008. While we believe that the credits will be extended in substantially the same form as today, changes to the tax law structure may result in the reduction or elimination of these tax credits.

WE EXPERIENCE COMPETITION FROM OTHER COMPANIES, WHICH COULD RENDER OUR PRODUCTS OBSOLETE OR SUBSTANTIALLY LIMIT THE VOLUME OF PRODUCTS THAT WE SELL. THIS WOULD LIMIT OUR ABILITY TO COMPETE AND ACHIEVE PROFITABILITY.

The market in which we compete is competitive. Our conductor competitors include makers of traditional bare overhead wire and other companies with developmental-stage products that may be marketing or developing products that compete with our products or would compete with them if developed. Our wind competitors include several established and much better capitalized companies such as General Electric and Vestas who could exert downward pricing pressure which could be catastrophic for our wind energy turbine business plan. Our competitors will be able to better access capital. They may also achieve unique technological advances that render our products obsolete. We believe our competitors will continue to improve the design and performance of their products and to introduce new products with competitive price and performance characteristics. We expect that we will be required to continue to invest in product development, productivity improvements and customer service and support in order to compete in our markets. Such competitors could develop a more efficient product or undertake more aggressive and costly marketing campaigns than us which may adversely affect our marketing strategies and could have a material adverse effect on our business, results of operations or financial condition. In addition, as we introduce new products, we will compete directly with a greater number of companies. There is no assurance that we will compete successfully against current or future competitors nor can there be any assurance that competitive pressures faced by us will not result in increased marketing costs, loss of market share or otherwise will not materially adversely affect our business, results of operations and financial condition.

THE COMPANY IS INVOLVED IN LITIGATION WITH FKI PLC RELATED TO THE STRUCTURE OF THE CAPITAL ACCOUNTS OF SEVERAL OF THE GERMAN AND UK SUBSIDIARIES OF THE COMPANY WHICH MAY FORCE THESE SUBSIDIARIES INTO INSOLVENCY PROCEEDINGS.  SUCH PROCEEDINGS MAY IMPACT THE ABILITY OF DEWIND TO OPERATE.

The Company has filed suit with FKI, plc, a prior owner of DeWind, and has claimed that FKI improperly repaid loans made between DeWind and FKI prior to the acquisition of DeWind by EU Energy in 2005 and seeks to recover the funds.  FKI has filed suit against two of the subsidiaries for reimbursement of bond guarantees claimed by DeWind customers in 2005 and has successfully obtained judgments against these subsidiaries.  In August 2008 one of the subsidiaries was declared insolvent and insolvency proceedings were underway in the second.   A third subsidiary has a substantial loan payable to one of the insolvent subsidiaries that could be called by the insolvency receiver.  In this event, certain key assets of the Company may be at risk primarily the D8.2 50 hertz prototype, certain portions of the acquired intellectual property and rights to payments under our turbine licensing agreements with our turbine partners in China.  The Company has recorded liabilities for the adjudicated amounts but has not recorded a receivable for the funds that are claimed to be owed by FKI.  The Company believes that it has maintained ownership of the intellectual property rights for its current and future turbine models and that no significant intellectual property is owned by any of the insolvent or threatened subsidiaries.

THE COMPANY HAS HAD A HISTORY OF MATERIAL WEAKNESSES IN THE ACCOUNTING, FINANCIAL, AND BUSINESS CONTROL STRUCTURE AND THE ACQUISITION OF EU ENERGY/DEWIND HAS RESULTED IN ADDITIONAL SARBANES-OXLEY ISSUES AND MATERIAL WEAKNESSES IN THE CONTROL STRUCTURE.

The Company has determined that the internal control structure of the consolidated entity has material weaknesses that will require the investment of additional resources to mitigate and resolve.  The prior owner of the DeWind business, EU Energy, was a UK company that was not previously subject to the requirements of the Sarbanes-Oxley Act of 2002. The operations of EU Energy are material to the results of the post-acquisition combined entity and management’s initial assessment of the EU Energy control structure has identified several additional key material control weaknesses that may require the investment of additional resources.  The Company may be required to hire additional employees, consult with expert advisors, invest in Informational Technology, and provide for additional Board oversight including additional independent directors, and audit committee, and an internal audit function.  These remediation efforts may consume additional financial resources resulting in additional expense to the company.

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

THE APPLICATION OF THE PENNY STOCK RULES COULD ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK.

As long as the trading price of our common stock is below $5.00 per share, the open market trading of our common stock will be subject to the penny stock rules. The penny stock rules impose additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors, generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse. For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of securities and have received the purchaser's written consent to the transaction before the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the broker-dealer must deliver, before the transaction, a disclosure schedule prescribed by the Securities and Exchange Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. These additional burdens imposed on broker-dealers may restrict the ability of broker-dealers to sell the common stock and may affect a shareholder's ability to resell the common stock. Shareholders should be aware that, according to Securities and Exchange Commission Release No. 34-29093, dated April 17, 1991, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include: (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses.

THE PRICE OF OUR COMMON STOCK IS VOLATILE. VOLATILITY MAY INCREASE IN THE FUTURE, WHICH COULD AFFECT OUR ABILITY TO RAISE CAPITAL IN THE FUTURE OR MAKE IT DIFFICULT FOR INVESTORS TO SELL THEIR SHARES.

The market price of our common stock may be subject to significant fluctuations in response to our operating results, announcements of new products or market expansions by us or our competitors, changes in general conditions in the economy, the financial markets, the electrical power transmission and distribution industry, or other developments and activities affecting us, our customers, or our competitors, some of which may be unrelated to our performance. The sale or attempted sale of a large amount of common stock into the market may also have a significant impact on the trading price of our common stock. During the last 12 months, the closing bid prices for our common stock have fluctuated from a high of $2.16 to a low of $0.18. Fluctuations in the trading price or liquidity of our common stock may adversely affect our ability to raise capital through future equity financings.

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

As of November 30, 2008, 1,363,216 Common Shares are issuable upon exercise of all outstanding options, warrants and conversion of convertible notes for less than the market price of $0.33 per share. Full exercise and conversion of these below market shares would result in us receiving cash proceeds of $404,326.  Historically, and prior to the recent market sell off, we had a substantial number of additional options, warrants, and shares issuable from convertible debt.  The number of shares issuable at below market prices is approximately 1.2% up to a market price of $0.95 per share but increases significantly if a market price were to approach $1.30 per share as happened as recently as July, 2008.  If the market price were to increase significantly, as of November 30, 2008 the full exercise and conversion of these convertible shares would result in us receiving cash proceeds of $57,550,282 and would increase the outstanding common shares by 20.2% to approximately 346,250,000 shares.  The sale in the public market of a large amount of common shares receivable upon exercise of these options, warrants, or conversion of the convertible debt to finance the exercise price or to pay associated income taxes, or the perception that such sales could occur, could substantially limit price appreciation to the current market prices for our shares.

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

(xii) market-related issues, including lower ACCCTM conductor demand brought on by excess conductor inventory and lower average selling prices for ACCCTM conductor as a result of market surpluses and lower market demand for wind turbines;

(xiii) increased costs or shortages of key raw materials including aluminum, carbon fiber and glass fiber and turbine components;

(xiv) regulatory developments; and

(xv) general economic trends and other factors.

ITEM 1B. UNRESOLVED STAFF COMMENTS

     None.

ITEM 2 - PROPERTIES

We do not own any real estate. We lease operations facilities in Irvine, California and Lubeck, Germany.  We have a wind turbine located in Cuxhaven, Germany owned by a subsidiary of DeWind and which generates wind energy revenue and which pays the city of Cuxhaven a lease fee based on revenue generated.

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

With the acquisition of DeWind, we assumed leases for manufacturing, service, and office facilities in Lubeck, Germany with approximately 103,440 square feet, of which we currently only have office facilities of 5,774 square feet.

ITEM 3 - LEGAL PROCEEDINGS

Below we describe the legal proceedings we are currently involved in or resolved during the fiscal year ended September 30, 2008 through the date we prepared this report:

FKI Engineering Ltd., FKI plc, and Brush Electrical Machines Ltd (collectively “FKI”) v. the Company and certain of its wind segment subsidiaries (here referred to as “DeWind”); DeWind v. FKI.

Between May, 2007 and November, 2007 work was performed on the statutory audits underlying the claim between DeWind subsidiaries DeWind GmbH and DeWind Holdings and FKI and which have not been completed pending resolution of the capital accounts issue. During these audits, the auditors have identified issues relating to the capital reserve accounts and what DeWind claimed were improper loan repayments of the German subsidiary prior to the sale of DeWind GmbH by FKI.

On December 7, 2007 a hearing was conducted to hear arguments on FKI’s motion for summary judgment of their claims for the FKI bond calls and the Brush claim. FKI received approval of a summary judgment on their positions consisting of a net judgment of 1,415,000 Euros plus interest and costs estimated at approximately 164,000 Euros on the FKI bond call claim between FKI and DeWind Holdings and 650,000 Euros plus interest and costs of approximately 115,000 Euros between FKI and DeWind GmbH.  DeWind Holdings had a deferred purchase consideration receivable claim of 2,359,000 Euros reduced to 363,000 Euros and incurred liabilities totaling 2,789,000 Euros for a total loss of 4,785,000 Euros or approximately $7,700,000 in November, 2008.

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

In April, 2008 DeWind filed an amended counterclaim for the capital reserve accounts matter against FKI for 37,672,950 Euros ($53,047,280 at September 30, 2008 exchange rates) representing loans that DeWind contends were illegally repaid to FKI from DeWind between June, 2004 and June, 2005, plus statutory interest calculated since July, 2006 estimated to be in excess of 3,500,000 Euros ($4,928,000 at September 30, 2008 exchange rates), and additional attorney and court costs estimated to be approximately 400,000 Pounds Sterling ($712,000 at September 30, 2008 exchange rates), and inestimable restitution, tax indemnity, and other damages.

In July, 2008 DeWind, FKI, related counsel, and the presiding judge of the High Court of Justice, Queen’s Bench Division, Commercial Court in the UK conducted a case management conference and set a tentative date for trial in April, 2009.  Court briefs and declarations were required to be filed by November, 2008.

In September, 2008, DeWind GmbH filed for insolvency proceedings in part due to the impending costs of litigation against FKI and in part due to the negative operational cash flows and cash position of the subsidiary.  Effective in October, 2008 the appointed receiver for DeWind GmbH is now responsible for pursuing the DeWind GmbH claim against FKI for its capital accounts litigation.   In November, 2008 a winding up petition was filed by FKI for DeWind Holdings, Ltd due to non-payment of a statutory demand for 1,545,596 Euros ($2,176,353 at September 30, 2008 exchange rates) filed in January, 2008 and included in the amounts listed above that were adjudicated in December, 2007.  On November, 21 2008 FKI filed for and received approval to dismiss the DeWind GmbH capital accounts claim on December 10, 2008 unless a total of 110,000 Euros ($140,000 at November 30, 2008 exchange rates) of court and legal costs are paid for by DeWind Holdings or guaranteed by another entity.  Composite Technology Corporation is no longer involved in the court proceedings between DeWind GmbH and the FKI parties and neither Composite Technology Corporation nor its remaining subsidiaries has made or guaranteed payment through December 12, 2008.  The Company is not aware whether the DeWind GmbH receiver has made, or intends to make, any such payment.  Upon filing for insolvency, the DeWind GmbH receiver, at their sole direction, is responsible for the legal activity surrounding the capital accounts claim.

FKI has attempted to enforce collection of the funds due to FKI from two of the Company’s subsidiaries for their adjudicated debts due from DeWind GmbH (now insolvent) and its holding company, DeWind Holdings. DeWind Holdings’ only asset is the share capital of DeWind GmbH.  DeWind Holdings is in turn a wholly owned subsidiary of DeWind Turbines, Ltd. which is in turn a wholly owned subsidiary of Composite Technology Corporation.  There are no parent company guarantees provided by DeWind Turbines, Ltd. or Composite Technology Corporation for either DeWind Holdings or DeWind GmbH.   Prior to insolvency proceedings, DeWind GmbH operated substantially for the purpose of servicing and managing the warranty liabilities related to wind turbines sold up to June, 2005 while DeWind was under FKI control. We believe that the DeWind GmbH insolvency will have a minimal impact on the expected future operations of our wind segment.

The resolution of the capital reserve accounts issues is not reasonably estimable at this time and no contingent asset has been recorded to date for any future funds potentially receivable from FKI, if any, to resolve the capital reserve account issues.

Composite Technology Corporation and CTC Cable Corporation v. Mercury Cable & Energy, LLC, Ronald Morris, Edward Skonezny, Wang Chen, and “Doe” Defendents 1-100 (“Mercury”)

On August 15, 2008 the Company filed suit in the Superior Court of the State of California, County of Orange, Central Justice Center (Case No. 30-2008 00110633) against the Mercury parties including multiple unknown “Doe” defendants, expected to be named in discovery proceedings, claiming Breach of Contract, Unfair Competition, Fraud, Intentional Interference with Contract, and Injunctive Relief.  Several of the Mercury parties had filed a claim under the Company’s Chapter 11 bankruptcy proceedings which was settled during the bankruptcy and which provided for certain payments for sales made to China.  The settlement agreement included non-compete agreements and stipulated the need to maintain confidentiality for the Company’s technology, processes, and business practices.  The Company claims that the Mercury parties have taken actions, which violate the Settlement Agreement and the Bankruptcy Court Order, including the development of and attempting to market similar conductor products and disclosing confidential information and the Company further claims that the Settlement Agreement was entered into with fraudulent intent.  The Company claims that the Mercury parties engaged in unlawful, unfair, and deceptive conduct and that these actions were performed with malice and with intent to cause injury to the Company.  The Company is asking for actual damages, punitive damages, and attorney fees.  No estimate of such damages can be made at this time and no accrual for such fees is included in the Company’s financial statements at September 30, 2008.

Insolvency of DeWind GmbH

On August 29, 2008 in Lubeck Local Court – Bankruptcy Court, Lubeck Germany, the Company’s DeWind GmbH subsidiary filed for voluntary insolvency in lieu of a required recapitalization under German statute  of approximately 5,000,000 Euros ($7,040,000 at September 30, 2008 exchange rates).  The DeWind GmbH subsidiary had limited operational function for the DeWind segment, functioning solely to provide services on wind turbines that remained under warranty and which warranties were entered into prior to June, 2005 and in pursuit of the FKI capital claim described above.  All wind turbines sold and installed since July, 2005 are serviced under a separate and continuing DeWind subsidiaries.  At the time of the insolvency, DeWind GmbH was saddled with contracts which were negotiated while DeWind GmbH was owned by FKI and that required DeWind GmbH to provide warranty services including “no limit” wind power generation revenue guarantees (availability penalties) often without requiring the wind farm customer to properly maintain or service the turbines.  This subsidiary had incurred losses of $11.9 million and $8.7 million for fiscal 2007 and 2008 respectively despite a significant reduction in the number of turbines under warranty.   Concurrent with the filing of the insolvency, DeWind effectively relinquished its right to pursue the capital claim to the control of the insolvency adminstrator.

On September 18, 2008 an insolvency administrator was appointed and set an initial reporting date of December 11, 2008.  On December 1, 2008 the initial report of the liquidator was published which referred primarily to procedural issues and did not address the assets or liabilities of DeWind GmbH in detail.  The December 1, 2008 report set the date of the follow on report to be in June, 2009.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of our fiscal year ended September 30, 2008.

PART II

ITEM 5 - MARKET FOR THE COMPANY'S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the over-the-counter market on the OTC Bulletin Board under the symbol CPTC. The following table sets forth the high and low bid information for our common stock for each quarter within the last two fiscal years.

Quarterly Common Stock Price Ranges
QUARTER ENDED 2006/2007

	HIGH	LOW
December 31, 2006	$1.27	$0.76
March 31, 2007	$1.10	$0.82
June 30, 2007	$1.95	$1.07
September 30, 2007	$2.22	$1.29

QUARTER ENDED 2007/2008

	HIGH	LOW
December 31, 2007	$2.16	$1.28
March 31, 2008	$1.56	$0.70
June 30, 2008	$1.28	$0.83
September 30, 2008	$1.43	$0.66

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. As of November 30, 2008, there were approximately 504 stockholders of record of our common stock and no stockholders of record of our preferred stock.

We have never paid any dividends on the common stock. We currently anticipate that any future earnings will be retained for the development of our business and do not anticipate paying any dividends on the common stock in the foreseeable future.

Sales of Unregistered Securities

None

ITEM 6 - SELECTED FINANCIAL DATA

The following table sets forth our selected historical consolidated financial data for each of the fiscal years in the five-year period ended September 30, 2008, which were derived from our audited consolidated financial statements. The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited consolidated financial statements and related notes included elsewhere in this Annual Report.

(All figures are presented in thousands except per share items)	Year Ended September 30
	2004*	2005	2006**	2007	2008
Statement of Operations Data	Restated

Operating Revenues	$2,500	$1,009	7,889	34,867	74,141
Loss from Continued Operations`	(14,688)	(40,163)	(24,608)	(30,608)	(35,341)
Loss from Discontinued Operations	—	—	(1,915)	(13,876)	(10,212)
Net income (loss)	(14,688)	(40,163)	(28,523)	(44,484)	45,553
Total Assets	18,081	5,771	87,665	123,837	165,440
Total Long Term Obligations	9,635	11,708	6,421	9,247	7,838
Cash Dividends per Common Share	—	—	—	—	—
Basic and fully diluted loss from continuing operations per common share	(0.14)	(0.35)	(0.19)	(0.16)	(0.15)
Basic and fully diluted net loss per common share	$(0. 14)	$(0.35)	$(0.20)	$(0.23)	(0.19)

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

**On July 3, 2006 the Company acquired its DeWind segment.  This acquisition resulted in a significant increase in assets, revenues, and operating losses.  In 2008 the Company sold one of the acquired DeWind subsidiaries and began insolvency proceedings for a second subsidiary as described below in Item 7.  The operations of these two subsidiaries were reclassified to discontinued operations.

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

OVERVIEW

The financial results for the year ending September 30, 2008 demonstrate continuing success on our growth strategies. During the year, we saw substantial revenue growth from $34.9 million in fiscal 2007 to $74.1 million in fiscal 2008.  The revenue growth was driven by an increase of $16.7 million to $32.7 million for the Cable segment and an increase of $22.6 million to $41.4 million for the Wind segment.  We also improved our cash position, primarily the result of raising $50 million through a private equity placement into a Credit Suisse investment fund in the June, 2008 quarter.

Our Wind segment progress was the result of progress on sales of our new and existing turbines including several sales to Europe, sales of turbine components to Chinese licensees of our D8 and D6 technology, license fees on Chinese deliveries of turbines made under the license agreements, and the sale of two D8.2 units including one 50 hertz turbine in Argentina and the 60 hertz prototype commissioned in Sweetwater, Texas.  Excluding service revenue of $2.2 million for 2008 and $7.1 million for 2007 our turbine product related revenues increased from $17.6 million in 2007 to $40.1 million.

Our Cable segment success was primarily due to deliveries under our three-year distribution agreement with the Far East Composite Cable subsidiary of Jiangsu New Far East Cable Co., in China in January, 2008 and deliveries to customers in new markets including Spain, Chile, Belgium, Mexico, and Poland.    We delivered a total of 3,679 KM of product in 2008 including 876 KM of ACCCTM conductor and 2,803 KM of ACCCTM core representing an increase of 2,586 KM from 2007 levels.  The revenues recorded in 2008 represents a shift towards a greater proportion of higher margin, lower ASP ACCCTM conductor core sales and despite a low margin ACCCTM conductor sale to our Polish customer, taken at a discount to establish this market, our Cable segment product margins increased from 28.6% in 2007 to 35.6% in 2008.

The Company made some key management changes during the year.   In October, 2007, we appointed John Mitola as our second independent Director.  Mr. Mitola will chair the compensation committee and be a member of the audit committee.  In November, 2007 we hired Tom Smith as Chief Strategy Officer and Robert Rugh as VP of DeWind Operations.  Mr. Rugh was subsequently promoted to President of DeWind in September, 2008.

We have enhanced and improved our information technology systems supporting finance, sales, marketing and administration.  These improvements came on line in October, 2008 and we believe these infrastructure improvements will improve efficiency and enhance compliance with the requirements of the Sarbanes Oxley Act.  In June, 2008 we began the process of transitioning the management of our turbine supply procurement systems to TECO Westinghouse under our turbine assembly relationship, which should result in additional systematic management controls.

The Company conducts its operations in the following two business segments: the CTC Cable segment and the DeWind Turbine segment. The segments have been organized on the basis of products. All of each segment’s product revenues relate to external customers.

CTC Cable Segment

Located in Irvine, California with sales operations in Irvine, California, Shanghai, China, Brazil, and Europe, the CTC Cable segment produces and sells ACCCTM conductor, ACCCTM core, and related ACCCTM hardware products for the electrical transmission market. ACCCTM conductor production is a two-step process. The Irvine operations produce ACCCTM core which is then shipped to one of four cable manufacturers in Canada, Belgium, China, or Bahrain where the core is stranded with conductive aluminum wire to become ACCCTM conductor. ACCCTM conductor is sold both through a distribution understanding and manufacturing agreement with General Cable in the US and Canada, into Europe through a distribution and manufacturing agreement with Lamifil in Belgium, into China through a manufacturing and distribution agreement with Far East Composite Cable, into the Middle East through a manufacturing and distribution agreement with Midal in Bahrain, as well as directly by CTC Cable to utility customers worldwide.  ACCCTM conductor has been sold commercially since 2005 and is currently marketed worldwide to electrical utilities and transmission companies.

RECENT DEVELOPMENTS

Our Cable segment ended fiscal 2008 with $32.7 million in recorded revenues representing over 104% year over year revenue growth from $16 million in 2007. Gross margins were 35.4% of revenues as compared to 28.6% margins in 2007.   Our 2008 margins improved over 2007 primarily due to the change in product mix with our Chinese customer.  In 2007 Far East Composite Cable purchased high ASP, low margin ACCCTM conductor.  Beginning in December 2007 and thereafter, Far East Composite purchases lower ASP but higher margin ACCCTM core.

CTC Cable’s goal during fiscal 2008 was to generate positive earnings for the entire fiscal year.  Despite a poorer than expected fourth quarter, which resulted in a small EBITDAS loss, the segment had non-GAAP EBITDAS of $3.1 million or 9.6% of revenues as compared to an EBITDAS loss in 2007 of $2.4 million.   The $5.5 million improvement is the result of $7.0 million of additional gross margin due to sales growth and improved product mix and $1.5 million of additional cash basis operating expenses including $1.0 million in sales and marketing, $0.2 million in research and development, and $0.2 million in general and administrative expenses.  Overall SGA expenses as a percent of revenue decreased from 54% of revenues in 2007 to 31% of revenues in 2008.

Our fourth fiscal quarter revenues and deliveries were lower than we had hoped for two primary reasons.  We now have two years of commercialization of ACCCTM and for our customers located in the Northern Hemisphere; we believe that there is a seasonal effect that results in lower retrofit installations of ACCCTM conductor during the summer months when transmission demand is high due to air conditioning requirements.  However, we do not as yet have a large enough customer base to confirm this belief.  The second issue was a temporary reduction in orders from China related to government orders during the Beijing Olympics.  A large portion of our ACCCTM core sold to China is installed in the areas around Beijing.  From June, 2008 through September, 2008 the Chinese government mandated a moratorium on electrical grid modifications in the area due to the Olympics in August, the Paralympics in September, and additional festivals and functions extending to the end of September.  We worked with Far East Composite and allowed them a waiver from their contractual minimum purchase requirements for this extraordinary event and they agreed to make up the differences in orders in later quarters.  In the quarter ending December 31, 2008, Far East Composite has indicated it plans to catch up on the orders of ACCCTM core with several large orders being negotiated with Power Bureaus of State Grid.  Unlike the wind segment, we have not seen a significant delay in obtaining new cable customers or projects as a result of the economic and credit crises except that some of the tender awards for some of the international projects under consideration have been delayed.  It is difficult to determine if this is normal course of business for these markets or a direct impact of the economic slowdown.

CTC Cable’s sales and marketing focus continues to be to develop new relationships in targeted markets including Europe, South America, Southeast Asia, Mexico, India, and the Middle East and on fulfilling our long-term supply agreement with our Chinese customers.   During the year we completed the installation of our largest order to date in Poland and made additional initial sales into Spain, Belgium, Mexico, Chile, and Indonesia.  We expect to expand these newly opened markets to full commercialization in 2009 and 2010.  In addition, we have tender offers outstanding and expect orders in numerous additional markets including the UK, Germany, Scandinavia, India, Brazil, Argentina, Morocco, Ecuador and several Middle Eastern countries, including Saudi Arabia, Qatar, Bahrain, and Oman.  All of these new markets represent the culmination of several years of testing and certification procedures.  Each success opens these markets to additional orders in the future. We are excited about the opportunities that these new markets present and we consider our initial sales to be further proof of international adoption of ACCCTM conductors.

A key leg of our international strategy is to expand our stranding distribution and manufacturing base to allow for an increase in higher margin ACCCTM core sales and to provide a local product, thereby reducing tariffs, shipping, and costs to the end user utility. In November 2007, Far East Composite successfully passed certification of several of the more common sizes of core and purchased their first order of ACCCTM core.  Their transition to purchasing core was a key driver in our higher margin per revenue dollar and an important step towards our overall strategy.  Later in 2008, we expanded our existing relationship with Lamifil, one of our ACCCTM stranding manufacturers, to allow Lamifil to sell finished ACCCTM conductor directly to their customers. This revised arrangement will allow CTC Cable to sell to Lamifil the higher margin ACCCTM conductor core that is central to our worldwide sales and marketing strategy.  The enhanced relations with Lamifil was made possible by obtaining approval from our warranty insurance partner to include the ACCCTM conductor stranded by Lamifil and Far East Composite Cable  to the warranty program. This development is expected to help facilitate additional sales to new customers by making better use of those stranders and to help develop and improve end user customer relationships.  Subsequent to year-end, we signed stranding agreements to produce ACCCTM conductor in Indonesia and we are working towards signing up additional stranding manufacturers in Mexico, and Brazil.  We expect to have stranding capability in place in these two countries in 2009.

We continue to aggressively sell and market our ACCCTM products in the US.  We have maintained close relationships with two of our early adopters of ACCCTM conductor, American Electric Power (AEP) and PacifiCorp.  With AEP we have conducted an important series of tests at third party facilities to verify the longevity and performance characteristics of ACCCTM core and ACCCTM conductor.  The tests also verified the suitability of ACCCTM conductor for higher voltage application, from 345KV to 765KV.  The suitability for higher voltages will open up a new range of opportunities for CTC Cable globally.  The tests have been very successful, and we believe this will lead to much broader use of ACCCTM conductor by AEP and other utilities that follow AEP’s lead.  With PacifiCorp we have achieved the ability for ACCCTM conductor to be used widely and suitable for stocking orders.  We have expanded our US sales force by adding regional sales managers in the Northwest and Southeast regions.  We hired a new Vice President of Sales, Pat Avery, who comes from the utility industry and has many key contacts which we believe will benefit CTC Cable.  We have added regional sales representative organizations around the country greatly expanding the number of sales resources promoting ACCCTM products.  These added sales resources and the continuing relationships with AEP and PacifiCorp have identified substantial opportunities for 2009, with bids submitted for a number of large projects.  The long period of evaluation of ACCCTM conductor has proven its value and the product is now ready for full commercial adoption in the US, just as it has been adopted internationally.

We continue to monitor every installation of ACCCTM conductor.  We train local installers, hired by our customers, in the handling and termination of ACCCTM conductor.   Many of the installations are quite large and use dozens of crews. We train and certify the lead installers on these crews, who in turn train their crews.  We have been careful to engineer ACCCTM conductor to be installable using industry standard tools and methods.  Properly handled ACCCTM conductor goes up without any problems, but if mishandled the conductor can be damaged.  The Polish installation this year suffered mishandling by one of the contractors.  The conductor was damaged by the use of improper equipment and techniques by a crew trying to make up time.  Subsequently the damaged sections of the conductor were identified and CTC Cable, working with the customer, replaced the damaged conductor.

The focus of our cable operations during the year ended September 30, 2008 has been to increase production to manage our revenue growth drivers including a large influx of orders from our new markets as well as produce ACCCTM core for deliveries under our China agreement. We invested approximately $2 million into our Irvine, CA plant during the year to add 10 additional pultrusion machines in addition to redundant power supply for our entire production floor.  The addition of these machines, which are able to produce ACCCTM core at faster speeds than our existing units, brings our total plant capacity to over 18,000 km of ACCCTM core production per year, sufficient capacity to provide in excess of $100 million in ACCCTM core revenue per year.

We believe that we have lined up sufficient raw materials supplies for our ACCCTM core to produce our expected ACCCTM core sales worldwide for the next twelve months. We will continue to work to expand our ACCCTM conductor production capacity through stranding and manufacturing agreements with targeted manufacturers worldwide. As we open new markets and we begin to sell ACCCTM conductor locally, we will look to sign additional agreements with local stranding sources. In addition, our manufacturing agreement with General Cable, previously an exclusive agreement, lapsed at the end of the December 31, 2007 quarter. We are beginning the process of negotiating a revised and non-exclusive agreement with General Cable.

The Cable segment’s focus will continue to be on obtaining new and repeat orders from U.S. conductor customers, developing new relationships in targeted international markets including Europe and the Middle East and on fulfilling the orders and growth related to the long term supply agreement with our Chinese conductor distributor Far East Composite Cable Co.

As of December 15, 2008 we had approximately $12 million in ACCC conductor and related cable products for which we have received firm purchase orders or similar signed documents with firm delivery dates.  In addition, we have a contract for minimum purchases of between $18,000,000 and $38,000,000 in ACCC conductor products related to our purchase contract with Jiang-su Far East over the next twelve months.   We consider the $12 million to be our firm CTC Cable backlog.

DeWind Segment

The DeWind segment operates under the brand name DeWind, which has manufactured and sold wind turbines since 1995 from Lubeck, Germany.  Currently, DeWind is operated from the Company’s Irvine offices with sales operations in Dallas, Texas, Irvine, California and Lubeck, Germany along with Engineering and R&D operations in both Irvine, California and Lubeck, Germany.  The DeWind segment produces, services, and sells DeWind turbines in the 1.25 and 2.0 Megawatt range worldwide. We acquired DeWind during the EU Energy acquisition on July 3, 2006.  Accordingly, we have incorporated DeWind’s operations into our financial results since that date.

RECENT DEVELOPMENTS
Recorded product revenues for the fiscal year ended September 30, 2008 totaled $40.1 million consisting primarily of $19.9 million for turbine sales of 15 megawatts installed, including four D6 turbines, 3 D8 turbines, and 2 D8.2 turbines; $3.7 million of license fee revenue from our Chinese licensees, and $15.7 million from turbine parts sales to China.  We recorded negative product revenue margins of $1.0 million or negative 2.4% of revenues.  Negative margins were driven lower by a $5.1 million inventory write-off charge taken in June, 2008 due to the elimination of DeWind’s German production facility and improved by the nearly 100% margin license fees of $3.7 million.  Excluding the write-off and the license fees, margin on the parts and turbines sold would have been approximately $0.3 million on $35.6 million of turbines and turbine parts revenues, or 1.1% of revenues.

During the year, the DeWind segment continued to identify and target near and long term sales opportunities for sales of DeWind wind turbines in the US and International locations. Our turbine sales efforts during the year have been frustrating.  In November 2007 we signed non-binding term sheets and received a refundable deposit of $2.65 million in cash from a customer in Brazil for 75 D8.2 turbines.  The turbine purchase agreements were drafted but issues with the customers banking and changes to the ownership structure resulted in delays to this order.  We have not refunded the deposit as of November 30, 2008.  In December, 2007 we had tentatively agreed to terms with a US utility to purchase up to 300 D8.2 turbines for deliveries in 2008-2010.  Based on these two opportunities, we began to ramp up our supply chain to fulfill one, or both of these expected orders.  Both deals collapsed which caused a significant impact to our cash flow and turbine supply chain.

After these contracts fell through, we assessed our turbine and sales approach and identified three key areas to resolve.  Our development, sales, and operational efforts over the past year have resulted in substantial improvement in the salability and for the ability of our customers to obtain financing for our D8.2 turbine.

First, in April 2008 we achieved full worldwide DEWI certification for our 60 hertz D8.2 prototype located in Sweetwater, Texas. Second, also in April 2008 we completed the creation of a five year warranty package including sub-warranties for the major drive-train components and including full mechanical breakdown coverage underwritten by Zurich American Insurance Co.   Finally, the closing of the equity financing in the June quarter provided DeWind with a substantial cash balance to assist with the sourcing of supply chain components and reduce the going concern issue expressed by customers.

Due in large part to the work on the D8.2 prototype, the financing, and the insurance, during the year, we signed contracts for the sale of 103 turbines with a total value of approximately $228 million including 60 turbines signed in September and October, 2008 worth approximately $145 million for the 90 meter version of our D8.2 model, known as the D9, and scheduled to be delivered in late 2009.  We received cash down payments on these orders in September and October.  However, the elimination of these three barriers and the signature of the September and October orders coincided with the beginning of the worldwide credit crisis and the uncertainty around the US production tax credit for wind energy.

The production tax credit (PTC) is an important tax break provided to US wind farm operators.  The PTC represents a tax benefit of approximately $20 per megawatt of energy produced by wind turbines.  The PTC was set to expire on December 31, 2008 without Congressional action.  At various times throughout 2008 there was proposed discussion on the PTC, which culminated in a one-year PTC extension in one of the economic stimulus bills that passed Congress in early October.  The PTC is now set to expire at the end of 2009.  The lack of a long term PTC caused delays in discussion of US based wind farms since the PTC represents as much as 25% of the total economic return of a wind farm in the US through lower taxes.    This significantly hampered our sales efforts during 2008 for farms which were expected to be installed after December 31, 2008.

Despite the PTC extension, which was extended in the beginning of the worldwide credit crisis, the ongoing crisis has impacted sales of wind turbines for DeWind.  The crisis has resulted in significant equity and debt market downturns and tightening of credit including investments in wind farms.  In turn, we have observed project delays or cancellation of several wind farm projects.  In particular, at risk for DeWind orders are the 40 D8 units purchased under contract in January, 2008 from the Czech customer; and two recent orders from the customer in Canada, a 10 unit order for 90 meter D9 units and a follow on unannounced 50 unit D9 order for this same customer.  Subsequent to receiving a small deposit payment on the second order, the Canadian customer missed a scheduled payment on the first 10 unit orders and informed DeWind of a project delay due to financing problems.  This customer has a proven track record of previous wind farm development and has represented that the financing delay is indicative of the greater financial crisis.   We are working with both of these customers to obtain alternative financing.

We have taken several steps recently to preserve the viability and liquidity of the DeWind business.  These steps consist of:
•	We have significantly restricted the purchase of new turbine parts beginning in September, 2008 and delayed delivery of parts not required for existing orders with financing already verified.
•
We signed an agreement in October, 2008, as described in greater detail below, to co-develop wind farms using DeWind turbines.  Our intention is to obtain financing for these wind farms and to fulfill these in large part from existing turbines parts inventories in order to convert invested working capital to cash.  See also Perpetual joint venture below.

•	We are investigating opportunities to license our D6, D8, and D8.2 turbine designs.

These steps are in addition to our plan developed at the beginning of the fiscal year to reduce DeWind’s legacy European service and production:
•
In August, 2008 we discontinued the funding of the legacy DeWind GmbH (“GmbH”) subsidiary and as a result, this subsidiary was forced into insolvency proceedings. Prior to the discontinuation of funding of this subsidiary, approximately 1 million Euros ($1.4 million at September 30, 2008 exchange rates) per quarter was funded to DeWind GmbH for warranty and service related items and additional cash payments to pay for legal expenses.  See also discussion of the discontinued operations of GmbH below and in Note 2 to the financial statements.

•
During the year, we continued our strategy to reduce our turbine operations in Europe.  On April 3, 2008 we sold the remaining 24.9% ownership of E Services to Enertrag for 500,000 Euros ($790,250 at April 3, 2008 exchange rates).  We have restated our financial statements to present the operations of E Services as discontinued operations.

•
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

•
Due to the increased role for TECO, the high cost of maintaining the facility and turbine production in Europe, as well as the sale of the remainder of the E Services entity, we determined in July 2008 that we would no longer support the fulfillment of our turbines out of our former production facility in Lubeck, Germany.  This facility had formerly supported E Services through parts storage and staging as well as for the prototype fulfillment for our D8.2 unit and for most of our European deliveries. We intend to fulfill future European orders either through our Chinese licensees for our older D6 turbines or through TECO for our D8 and D8.2 turbines.  As a result of the closure of the Lubeck manufacturing location, we recorded turbine parts writeoffs that we charged to cost of sales for the quarter ended June 30, 2008. We intend to keep our Lubeck professional offices, which provides office space for sales, marketing, research, and development personnel.

In September, 2007 we began assembly of the 60 Hz D8.2 model prototype.  The 60 Hz prototype was shipped to the TECO Westinghouse facility in Texas in October where final assembly was completed and it was tested prior to it being shipped to the National Renewable Energy Laboratory (NREL) in Boulder, CO for accelerated power curve testing.  In November, 2007 it was placed on the NREL test bed where it was evaluated under modeled conditions designed to accelerate the verification of the 60 Hz power curve.  Upon completion of these tests in December, 2007 it was shipped to a test site in Sweetwater, Texas.  The 60 Hz prototype was commissioned in February, 2008 and fully certified in April, 2008.  We sold this turbine to the Texas State Technical College in September, 2008.

Production and Supply Chain: In November, 2006, we announced an agreement with TECO Westinghouse Motor Company (TECO) in Round Rock, Texas to assist us in the assembly, supply, and servicing of our turbines. In June 2008 we enhanced our relationship with TECO Westinghouse, which will include TECO Westinghouse taking a greatly increased role in the purchase of turbine component parts including utilization of TECO’s economies of scale for bulk purchasing as well as increased internal controls and inventory reporting.   Commercial production of D8.2 turbines began in November, 2007 and four nacelle units were completed during the year.

Our ability to produce turbines is limited by two primary but related factors: i) our ability to source key components and ii) sufficient working capital to purchase parts. Turbine components are manufactured by third party vendors which often require long lead times and considerable down payments in advance of delivery to cover the vendors’ material purchases and technical costs. Certain key components, such as blades, gearboxes, bearings, and our Voith torque converters, also require very accurate engineering and technical specifications and therefore result in a very limited number of or in some cases one, qualified vendors available worldwide. Finally, the market for turbine components is very competitive and requires long lead time of six months or more for these key components to ensure that the parts are delivered on time at as dictated in the engineering specification requirements.  We have not seen an increase in component supply availability as a result of the credit crisis but we are aware of other turbine manufacturers receiving order cancellations and delays, which may reduce demand for key and scarce components.

As of December 15, 2008 we had approximately $180,000,000 in turbines and turbine parts related orders under contract for which we had received down payments or deposits and an additional $85,000,000 in turbine orders from previous customers for which we have not received deposits.  We also have $14, 000,000 of orders from our own wind farm development venture and approximately $9 million in projected license fees for a total of approximately $288,000,000 in potential orders under contract.  Certain of these balances are uncertain due to the financial markets and the financing of wind farm projects.  Of the $288 million balance, $50,000,000 represents amounts that we believe are considered to be firm and deliverable within the next twelve months.

Perpetual Wind Farm Joint Venture and wind farm developments:

In October, 2008 we signed an agreement with Higher Perpetual Energy LLC to co-develop up to 620 megawatts of wind farms in the Texas Panhandle region under DeWind SWI Wind Farms, LLC. After the joint venture receives sufficient third party financing. DeWind expects to pay for and contribute wind turbines at agreed upon prices, subject to escalators, into the development entity and receive priority repayments upon the sale or financing of the projects. DeWind has begun discussions with certain investors that have expressed interest in participating in the wind farm projects in exchange for ownership positions, tax benefits, and income from the power sales. DeWind initially will be the 51% controlling member of SWI Wind Farms and SWI Wind Farms has broken ground on the first 10 megawatt phase designated as Little Pringle 1.  The total cost of the 620 megawatts would be in excess of $2 billion, if completed.

DeWind is entering into co-development deals for three primary reasons.  First, this could become an opportunity to build, under conditions controlled by DeWind, wind farms for our new turbines including our D8.2 units and our extended rotor D9 expected in 2009 or other future products.  Second, the placement of these turbines into wind farms will allow eventually for a more smooth supply chain and production delivery schedule once we achieve full production.  If another customer has problems that require delivery delay, DeWind could quickly take delivery and install turbines at our own development, thus reducing working capital requirements and mitigating penalties for delivery delays.  Finally, we believe that wind farm development provides for a substantial potential increase in the profit margin per turbine produced.  Upon the review of the models of wind farms, it appears that sharing in the additional developer profit could increase the gross profit margin in excess of $300,000 per turbine, depending on the quality of the wind site and the economies of scale involved in the project.

European DeWind corporate strategy:

We are continuing to integrate the acquired DeWind personnel and corporate structure into an optimal corporate structure, primarily through a systematic winding down and liquidation of several of the subsidiaries formerly owned and operated by EU Energy in the United Kingdom.  We are undertaking this strategy so as to preserve the intellectual property of DeWind, preserve the tax advantages, if applicable, and preserve the personnel and knowledge base of our wind business.  We are also reducing operations in areas that are not considered to be long term viable business models.

As part of this strategy, two DeWind subsidiaries or investments were either sold or were placed into insolvency during fiscal 2008; DeWind GmbH and E Services.  We do not believe that either of these subsidiaries’ proceedings will have significant operating impacts to the DeWind segment’s future operations.

DeWind GmbH: DeWind GmbH was the original DeWind subsidiary that was owned by FKI prior to its acquisition by EU Energy (EUE) in 2005. Between 2005 and 2008 the originally acquired GmbH assets were written off or sold, including much of the intellectual property rights but by September 2008 the subsidiary was insolvent primarily due to long-term warranty and turbine service obligations in existence since the ownership by FKI, along with litigation related liabilities payable to FKI.  The primary asset of GmbH consisted of a large loan receivable from another DeWind subsidiary.  At the date of insolvency filing, a capital investment of approximately 5 million EUR ($7 million at September 30, 2008 exchange rates) would have been required to continue the operations of DeWind GmbH.    The subsidiary had incurred losses of $11.9 million in fiscal 2007 and $8.7 million in fiscal 2008.

In September, 2008 an insolvency receiver was appointed in Germany for GmbH.  We no longer have operational control over DeWind GmbH including the decision making on the strategy surrounding our litigation case between GmbH and FKI.

US GAAP accounting requires that insolvent subsidiaries be “de-consolidated” as of year end and the net asset value should be shown under the cost method until the insolvency proceedings are completed.  Accordingly, the financial results for DeWind GmbH are included as discontinued operations up to the date of insolvency and thereafter operations are excluded from the presented financial statements.  We show a liability on our balance sheet at September 30, 2008 to reflect the net liability position of DeWind GmbH subsidiary.  See also Note 2 for additional information.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Please refer to the Critical Accounting policies in the Footnotes to the Financial Statements.

Liquidity and Capital Resources

Comparison of Years Ended September 30, 2008, September 30, 2007, and September 30, 2006

Our principal sources of working capital have been private debt issuances and equity financings.

Cash used by operations during the year ended September 30, 2008 of $51.4 million was primarily the result of operating losses of $45.6 million, offset by non-cash charges of $26.5 million including losses from discontinued operations of $10.2 million, depreciation and amortization of $3.0 million, stock related charges of $4.4 million, inventory charges of $5.2 million, non-cash interest expense of $2.8 million, a fixed asset impairment charge of $0.9 million, a change of net liabilities from discontinued operations of $3.6 million and net use of cash for working capital of $29.0 million, primarily inventory related purchases of $41.1 million and $8.0 million increase in receivable balances related to increased business levels offset by an increase in accounts payable of $19.7 million.  Cash used by investing activities of  $2.9 million was related to the increase in the CTC Cable plant to increase capacity, the purchase of computer hardware and software, and equipment put in service in anticipation of increased cable manufacturing activities. Cash provided by financing activities of $54.5 million was primarily due to the cash proceeds from our Credit Suisse equity placements in May and June of 2008 along with $4.5 million of warrant exercise proceeds.

We anticipate that unless we receive a significant influx of working capital due to a large commercial order that in order to maintain the viability of our turbine supply chain, we will need to raise additional capital through alternative sources including a strategic partner for DeWind, the issuance of debt or equity securities, or both.  We believe that the commercial prospects of our cable segment will result in positive cash flow from operations from that operating segment for 2009.  Our stock price is volatile and we may be required to raise funds at prices below the current conversion price of our existing debenture issue or our existing warrants. Such a financing may further dilute our stock through the required issuance of additional shares of common stock upon the conversion of these debentures.

Cash used by operations during the year ended September 30, 2007 of $21.8 million was primarily the result of operating losses of $44.5 million, offset by non-cash charges of $22.6 million, including a loss on discontinued operations of $13.9 million,  non-cash interest of $5.4 million, depreciation and amortization of $2.1 million, stock option (SFAS 123R) expense of $2.4 million, issuance of stock and warrants at fair value for services and settlements of $0.6 million, amortization of prepaid expenses paid in cash of $0.4 million and warrant modification charges of $0.4 million; changes in net liabilities of discontinued operations of $9.5 million, and net working capital providing cash of $6.9 million, in particular cash received for customer advances for DeWind turbines of $16.2 million and accounts payable increases of $11.4 million offset by net inventory purchases of $17.5 million and receivable increases of $1.5 million. Cash used by investing activities of $5.8 million was related to the equipment purchases of $5.4 million, primarily capitalization of our D8.2 50 and 60 hertz prototypes, and cash invested in the service joint venture of $0.4 million. Cash provided by financing of $47.8 was primarily the result of $21.5 million net proceeds from our February, 2007 convertible debt offering, $23.8 million net proceeds from our June, 2007 equity placement, and $2.8 million in cash proceeds from the exercise of stock options and warrants offset by $0.3 million in capital lease repayments.

Cash used by operations during the year ended September 30, 2006 of $6.3 million was primarily the result of operating losses of $28.5 million, offset by non-cash charges of $15.3 million including stock issuances for settlements of $3.6 million, a carrying value adjustment to convertible debentures of $2.6 million, losses on discontinued operations of $1.9 million, issuance of stock and warrants at fair value for services of $1.4 million, $1.1 million of depreciation and amortization, non cash interest expense of $2.0 million, stock option (SFAS 123R) expense of $1.0 million, and warrant modification charges of $0.7 million; and net working capital change of $7.3 million, in particular cash received for customer advances for DeWind turbines of $8.4 million and cash paid for discontinued operations of $0.2 million. Cash provided by investing activities of $0.4 million was related to the equipment purchases of $0.5 million and cash acquired from DeWind net of cash paid of $0.9 million. Cash provided by financing of $7.6 million was primarily due to the cash proceeds from convertible debt and notes of $9.5 million and proceeds from warrants of $0.7 million offset by capital lease and note payable principal payments of $2.6 million.

Results of Operations
Comparison of fiscal 2008 to 2007 and 2006

In fiscal 2006, with the acquisition of DeWind, activity included one quarter of activity from the July, 2006 acquisition of wind turbines in addition to one year of cable activity. Fiscal years 2008 and 2007 saw an entire year of DeWind activity.

There are two DeWind European subsidiaries that have had their operations reclassified as discontinued operations, as described above.  The revenues and expenses of these subsidiaries have been combined as net losses from discontinued operations and the balances presented in prior years have been restated for the reclassification to discontinued operations.  See Note 2.

Net Loss
Our net loss increased to $45.6 million from $44.5 million for the years ended September 30, 2008 and 2007 from $28.5 million in fiscal 2006. The net loss increase of $1.1 million from 2007 to 2008 is due to:

•	An increase in Gross Margin of $5.9 million from 2007 to 2008

•	An increase in Operating Expenses of $13.7 million from 2007 to 2008

•	A decrease in Total Other Expenses of $3.2 million from 2007 to 2008

•	A decrease in Loss from Discontinued Operations of $3.7 million from 2007 to 2008

Gross Margin: The Gross Margin decrease is due to the net effect of the increase in gross margin from the Cable segment of $7.0 million, the result of increased ACCCTM conductor margins due to higher revenue levels offset by the decrease in turbine gross margin of $1.1 million, primarily caused by a $5.1 million charge against cost of sales for turbine inventory write-downs related to the closure of the German production facility, offset by high margin turbine license fees of $3.7 million and margin improvement in turbine service margins due to fewer turbines in warranty in 2008.

Our operating expenses increased by $13.7 million from $26.6 million in fiscal 2007 to $40.3 million for fiscal 2008.

Of the increase, $11.0 million was due to an increase in DeWind operating expenses, $1.5 million due to CTC Cable expenses, and $1.1 million in corporate expenses.

The $11.0 million DeWind increase is due to $6.4 million in US based expenses, $3.3 million in European based expenses and an increase of $1.3 million in intangible amortization expense..  US based expenses increased from $1.6 million in 2007 to $8.0 million in 2008 due to increased headcounts as well as increased costs related to DeWind’s D8.2 60 hertz prototype tested and commissioned in 2008.  European based operating expenses increased by $1.5 million due to the higher euro rate in 2008 than 2007 in addition to headcount related increases in R&D of $1.5 million, Sales and Marketing increases of $0.6, and G&A decreases of $1.5 million related to lower litigation accruals. Included in 2008 expenses is $0.9 million relates to a non-cash Fixed Asset Impairment to write down the Cuxhaven D8.2 prototype as described in Note 5.

The $1.5 million increase in CTC cable expenses was due to $0.9 million in higher sales expenses due to higher headcount and commission costs related to higher revenue, $0.2 million in additional G&A and $0.4 million in higher R&D expenses.  The $1.1 million increase in corporate expenses is due to $0.3 million higher officer compensation, due to increased stock compensation charges, and $0.9 million in additional G&A expenses.

Other Expenses: Other expenses decreased by $2.2 million from $7.5 million in fiscal 2007 to $5.3 million in fiscal 2008, due primarily to decreases in interest expense of $2.7 million related to lower debt balances offset by a $0.9 million charge in 2008 for fixed asset impairment related to a write down of DeWind’s Cuxhaven prototype turbine.

Loss from Discontinued Operations is the $8.7 loss attributable to the DeWind segment’s insolvent DeWind GmbH subsidiary as well as the write off of $1.5 million for DeWind’s E Services investment.  In 2007, the DeWind GmbH loss was $11.9 million and an E Services loss was $1.9 million including goodwill write down of $0.9 million and operations losses of $1.0 million.

Overall, our loss from continuing operations for 2008 was negatively impacted by several DeWind segment related non-recurring charges and costs including $5.2 million in inventory impairment charges,  $4.5 million related to the US prototype testing and installation, and a 15% average devaluation of the dollar against the Euro throughout the year, resulting in approximately $2.6 million in higher dollar based expenses in 2008 than 2007.

The following table is a reconciliation of consolidated  “non-GAAP” EBITDAS or Earnings before Interest, Taxes, Depreciation & Amortization, and Stock Compensation charges.  We include fixed asset impairment in our reconciliation as well.  Management believes that “non-GAAP” EBITDAS provides an important decision metric due to the large amount of non-cash expenses incurred by the Company and its subsidiaries.  We believe that EBITDAS is a meaningful proxy for the operating cash flow activities since it excludes non-cash charges for depreciation and for stock based compensation charges that historically have been dependent on the vesting schedules of the underlying options granted rather than the operations of the business.

	2008
($000’s)	Corporate	Cable	DeWind	Total
EBITDAS:
Loss from Continuing Operations	$(11,548)	$1,464	$(25,257)	$(35,341)
Depreciation & Amortization	—	776	3,174	3,950
Employee stock option expense	1,683	972	318	2,973
Warrant Modification expense	553	—	—	553
Interest	3,574	1	574	4,149
EBITDAS Income/(Loss)	$(5,738)	$3,213	$(21,191)	$(23,716)

	2007
($000’s)	Corporate	Cable	DeWind	Total
EBITDAS:
Loss from Continuing Operations	$(13,649)	$(4,362)	$(12,597)	$(30,608)
Depreciation & Amortization	—	799	905	1,704
Employee stock option expense	1,468	873	12	2,353
Warrant Modification expense	374	—	—	374
Interest	6,985	—	46	7,031
EBITDAS Income/(Loss)	$(4,822)	$(2,690)	$(11,634)	$(19,146)

EBITDAS loss for Corporate related activities increased $0.9 million due to higher cash basis expenses as described below.  EBITDAS Income for the Cable segment increased $5.9 million to income of $3.2 million from an EBITDAS loss of $2.7 million due to gross margin improvement of $7.0 million offset by higher cash basis operating expenses.  EBITDAS loss for DeWind increased $9.6 million from $11.6 million in 2007 to $21.2 million in 2008 due to $5.1 million in inventory writeoffs and other non-cash charges related to the closure of DeWind’s German production facility and increased cash operating expenses, primarily $4.4 million related to the Sweetwater D8.2 60 hertz prototype.

The following table presents the Revenues, Cost of Revenues, and Gross Margins for our two business segments:

	2008
($000’s)	Cable Segment	Wind Segment	Total
Product Sales –Cable	$32,715	$—	$32,715
Product Sales – Turbines	—	40,089	40,089
Other Turbine Related Revenue	—	1,337	1,337
Consulting Revenue	—	—	—
Total Revenues	$32,715	$41,426	$74,141

Cost of Sales - Cable	$21,129	$—	$21,129
Cost of Sales – Turbines	—	41,055	41,055
Cost of Sales – Turbine Service	—	2,538	2,538
Cost of Sales - Consulting	—	—	—
Total Cost of Sales	$21,129	$43,593	$64,722

Gross Margin - Cable	$11,586	$—	$11,586
Gross Margin % - Cable	35.4%	—	35.4%
Gross Margin – Turbines	—	(966)	(966)
Gross Margin % - Turbines	—	-2.4%	-2.4%
Gross Margin – Turbine Service	—	(1,201)	(1,201)
Gross Margin % - Turbine Service	—	-89.8%	-89.8%
Gross Margin – Consulting	—	—	—
Gross Margin % - Consulting	—	—	—
Total Gross Margin	$11,586	$(2,167)	$9,419
Total Gross Margin %	35.4%	-5.2%	12.7%

	2007
($000’s)	Cable Segment	Wind Segment	Total
Product Sales –Cable	$16,008	$—	$16,008
Product Sales – Turbines	—	16,881	16,881
Other Turbine Related Revenue	—	1,978	1,978
Consulting Revenue	—	—	—
Total Revenues	$16,008	$18,859	$34,867

Cost of Sales - Cable	$11,425	$—	$11,425
Cost of Sales – Turbines	—	16,174	16,174
Cost of Sales – Turbine Service	—	3,738	3,738
Cost of Sales - Consulting	—	—	—
Total Cost of Sales	$11,425	$19,912	$31,337

Gross Margin - Cable	$4,583	$—	$4,583
Gross Margin % - Cable	28.6%	—	28.6%
Gross Margin – Turbines	—	707	707
Gross Margin % - Turbines	—	4.2%	4.2%
Gross Margin – Turbine Service	—	(1,760)	(1,760)
Gross Margin % - Turbine Service	—	-89.0%	-89.0%
Gross Margin – Consulting	—	—	—
Gross Margin % - Consulting	—	—	—
Total Gross Margin	$4,583	$(1,053)	$3,530
Total Gross Margin %	28.6%	-5.6%	10.1%

	2006
($000’s)	Cable Segment	Wind Segment	Total
Product Sales –Cable	$3,004	$—	$3,004
Product Sales – Turbines	—	3,336	3,336
Other Turbine Related Revenue	—	999	999
Consulting Revenue	550	—	550
Total Revenues	$3,554	$4,335	$7,889

Cost of Sales - Cable	$2,353	$—	$2,353
Cost of Sales – Turbines	—	3,900	3,900
Cost of Sales – Turbine Service	—	522	522
Cost of Sales - Consulting	305	—	305
Total Cost of Sales	$2,658	$4,422	$7,080

Gross Margin - Cable	$651	$—	$651
Gross Margin % - Cable	21.7%	—	21.7%
Gross Margin – Turbines	—	(564)	(564)
Gross Margin % - Turbines	—	-16.9%	-16.9%
Gross Margin – Turbine Service	—	477	477
Gross Margin % - Turbine Service	—	47.7%	47.7%
Gross Margin - Consulting	245	—	245
Gross Margin % - Consulting	44.5%	—	44.5%
Total Gross Margin	$896	$(87)	$809
Total Gross Margin %	25.2%	-2.0%	10.3%

PRODUCT REVENUES:  Product revenues increased $39.3 million to $72.9 million in fiscal 2008 from $32.9 million in fiscal 2007 and $20.2 million from $6.3 million in fiscal 2006.  The fiscal 2008 increase was due to a $16.7 million increase in Cable sales, primarily due to increases in shipments to China and a large sale to Poland, and $22.6 million increase in Wind sales, primarily an increase in turbine deliveries, turbine parts sales, and license fees.

The fiscal 2007 increase of was due to a $13.0 million increase in ACCCTM conductor sales over 2006 and $7.2 million increase in wind turbine revenue, primarily due to the incorporation of an entire year of revenue bearing activity in fiscal 2007 as compared to one quarter of revenue for the period of the July, 2006 acquisition date through the September, 2006 year end reflective of an increase in the number of turbines and turbine parts sold.

SERVICE REVENUES:   Service revenues relate to services provided on our DeWind segments wind turbines.  Prior to our July, 2006 acquisition of EU Energy, we had no service revenues.   Service revenues from continuing operations increased from $1.0 million in fiscal 2006 to $2.0 million in fiscal 2007 and decreased by $0.7 million to $1.3 million in fiscal 2008.  Service revenues from continuing operations relate primarily to amortization of deferred maintenance revenues related to the turbines acquired during the DeWind acquisition for those turbines not associated with either of DeWind’s discontinued operations subsidiaries.   The increase from 2006 to 2007 was due to the incorporation of an entire years activity in 2007.  The decrease from 2007 to 2008 is due to the reduction of turbines under warranty that had deferred maintenance revenues.

See also Note 2 for a description of the service related revenues that are now included in discontinued operations.

CONSULTING REVENUES:  Consulting revenues in 2006 represent $550,000 related to the City of Kingman contract as described above. No consulting contracts were completed during either the 2008 or 2007 fiscal years.

COST OF PRODUCT REVENUES:  Cost of product revenues include the costs to produce and ship ACCCTM conductor products and costs to complete and ship turbines and turbine parts.  Fiscal 2008 costs increased $33.4 million from $31.3 million to $64.7 million and fiscal 2007 costs increased $24.3 million from $7.1 million in 2006 due to increased costs related to the ACCCTM revenue increase and increased costs related to the turbine and turbine parts shipments.   Included in cost of product revenues for fiscal 2008 was a non-recurring $5.1 million charge into the DeWind segment to write off inventory held at our German production facility.  We elected to close this facility in July, 2008 and the remaining turbine parts and supplies were reduced to scrap value.

Cost of product revenues by segment for fiscal 2008 were $21.1 million for cable products and $41.1 million for turbine products representing gross margins of $11.6 million or 35.4% for cable products and ($1.0) million or (2.4%) for turbine products.  Excluding the $5.1 million charge for the closure of the German DeWind facility and revised DeWind margins would have been $4.1 million or 10.2% of revenues.

Cost of product revenues for fiscal 2007 were $11.4 million for cable products and $16.2 million for turbine products representing gross margins of $4.6 million or 28.6% for cable products and $0.7 million or 4.2% for turbine products.  Cost of product revenues by segment for fiscal 2006 were $2.4 million for cable products and $3.9 million for turbine products representing gross margins of $0.6 million for cable products or 21.7% of revenues and ($0.6) million or (16.9%) of revenues for turbine products.

Cable margins increased to 35.4% from 28.6% in 2007 due to the improved revenue mix from higher margin ACCCTM conductor core in 2008 as compared to more ACCCTM conductor in 2007.  Cable margins improved in 2007 to 28.6% from 21.7% in fiscal 2006 due to a low revenue sale pertaining to a bankruptcy settlement recorded in 2006. Wind turbine margins of ($1.0) million was due to a $5.1 million turbine inventory write-off taken during 2008 related to the shutdown of the Lubeck Germany production facility offset by greater margins from $3.7 million of high margin license fees.  For 2007, turbine margin of ($1.5) million were due to $1.2 million in turbine inventory write-offs related to scrapped service related inventory determined to be obsolete and valuation reductions of remaining turbines held for sale out of the acquisition inventory and $0.3 million in recorded additional loss provisions for two turbines sold out of acquisition inventory expected to be recorded to revenue in the December, 2007 quarter.

COST OF SERVICE REVENUE:  Cost of service revenue consists primarily of parts, supplies, labor, travel and other turbine service related costs along with the net impact of warranty and related retrofit and availability liability expense accruals. Costs increased from $0.5 million in fiscal 2006 to $3.7 million in fiscal 2007 and decreased to $2.5 million in fiscal 2008.  The costs increased from 2006 to 2007 due to a full year of service costs since 2006 had one quarter of activity.  In addition, costs in 2007 were higher due to higher actual costs of service charged by the E-Services group as compared to 2006 where DeWind controlled the service entity.   Costs in 2007 consisted of $3.1 million of service costs and $0.6 million of additional availability charges.  In 2008, turbines sold in 2005 and 2006 began to reach the end of their warranty periods although availability charges increased to $1.5 million, with service costs decreasing to $1.0 million.

COST OF CONTRACT REVENUE:  Cost of contract revenue consists primarily of salaries for engineers and expenses for consultants, supplies, equipment, depreciation and facilities associated with contract projects. Our total engineering costs are allocated between cost of contract revenue and research and development expense. In a given period, the allocation of engineering costs between cost of contract revenue and research and development is a function of the level of effort expended on each.

Cost of contract revenue for fiscal 2006 represents costs capitalized as of September 30, 2005 related to the deferred revenue described above.

The following table provides a comparative analysis of operating expenses.

	2008
($000’s)	Corporate	Cable	DeWind	Total
Officer Compensation	$2,129	$—	$—	$2,129
General and Administrative	5,289	1,852	6,862	14,003
Research and Development	—	4,083	10,833	14,916
Sales and Marketing	—	3,484	1,862	5,346
Depreciation and Amortization	—	776	3,174	3,950
Reorganization Exp – BK Legal	—	—	—	—
Total Operating Expenses	$7,418	$10,195	$22,731	$40,344

	2007
($000’s)	Corporate	Cable	DeWind	Total
Officer Compensation	$1,864	$—	$—	$1,864
General and Administrative	4,427	1,941	5,813	12,181
Research and Development	—	3,661	3,293	6,954
Sales and Marketing	—	2,545	1,379	3,924
Depreciation and Amortization	—	799	905	1,704
Reorganization Exp – BK Legal	—	—	—	—
Total Operating Expenses	$6,291	$8,946	$11,390	$26,627

	2006
($000’s)	Corporate	Cable	DeWind	Total
Officer Compensation	$566	$—	$—	$566
General and Administrative	4,334	2,537	1,440	8,311
Research and Development	—	4,291	563	4,854
Sales and Marketing	—	1,659	422	2,081
Depreciation and Amortization	—	793	296	1,089
Reorganization Exp – BK Legal	635	—	—	635
Total Operating Expenses	$5,535	$9,280	$2,721	$17,536

OFFICER COMPENSATION: Officer Compensation represents CTC Corporate expenses and consists primarily of salaries, consulting fees paid in cash, and the fair value of stock grants issued to officers of the Company. Officer compensation increased $0.2 million, or 14% to $2.1 million in fiscal 2008 from $1.9 million in fiscal 2007 and $0.6 million in fiscal 2006.  The increase from 2007 to 2008 was due to higher fair value stock compensation expense for vested stock options. The fiscal 2007 increase was due to increases of $0.7 million in stock compensation expense and $0.6 million in officer salaries resulting from an increase in the number of officers during the year.

GENERAL AND ADMINISTRATIVE: General and administrative expense consisted primarily of salaries and employee benefits for administrative personnel, facilities costs, stock listing fees, insurance expenses, and expenses related to reserves for uncollectible receivables. G&A expense increased $3.9 million or 47% from $8.3 million in 2006 to $12.2 million in 2007 and increased 15% or $1.8 million from $12.2 million in fiscal 2007 to $14.0 million in fiscal 2008.  The increase of $1.8 million to 2008 levels consists of a $1.0 million increase for DeWind, a $0.1 million decrease for Cable, and a $0.8 million increase for corporate related.  The corporate related increase is primarily $0.3 million of higher stock compensation charges, $0.3 million in costs associated with our debt and equity financings, and $0.7 million in increased headcount costs, offset by $0.6 million in reduced professional fees paid.  The $0.2 million increase in Cable G&A relates to higher costs associated with the increased revenue levels of Cable.  The $0.8 million DeWind increase is due to $1.0 million in additional recurring US G&A costs relating to increased US business support a $0.6 million impact due to the impact of the appreciating Euro on Dollar based costs of our European operations , $0.6 million in additional costs that were previously allocated to our discontinued operations in 2007 but are now carried by the continuing operations group, offset by a decrease of $1.5 million in the accrual of the FKI litigation accrued in 2007 but not recurring in 2008.

The increase from fiscal 2006 to 2007 of $3.9 million is due to $4.7 million in DeWind increases and $0.8 million decrease in Cable and Corporate expenses.  The DeWind increase is due to four quarters of activity in 2007 as compared to only one quarter of activity in 2006 with 2007 also including a $1.5 million litigation expense charge related to the accrual of the FKI litigation.  The $0.8 million decrease for Cable and Corporate expenses is due to lower litigation settlement expenses in 2007. We recorded $802,000 in expenses related to bankruptcy and litigation settlements in fiscal 2006 that did not recur in 2007 consisting of:

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

PRODUCT DEVELOPMENT:  Product development expenses consist primarily of salaries, consulting fees, materials, tools, and related expenses for work performed in designing and development of manufacturing processes for the Company's products. Product Development expenses increased 43% or $2.1 million from $4,854,000 in fiscal 2006 to $6,954,000 in fiscal 2007 and increased 114% or $8.0 million to $14,916,000 in fiscal 2008.

The fiscal 2008 increase is due to the combined effect of an increase of $7.5 million of DeWind expenses and a $0.4 million increase in CTC Cable expenses.  The $7.5 million DeWind increase is the combination of $4.4 million in expenses related to the completion, testing, and commissioning of the US 60 hertz D8.2 prototype in Sweetwater Texas completed in March, 2008; $1.1 million for additional US headcount expenses related to DeWind engineering personnel, $1.0 million increase in headcount costs in Germany, of which $0.6 million were related to increased consulting and personnel ad $0.4 million is due to the increase in the value of the Euro, and $1.0 million in additional consulting related expenses for advanced blade technology in the US related to our 90 meter rotor project for our D8.2 product line.  The $0.4 million increase in CTC Cable expenses is due to headcount related increases to support of our product growth including increased product quality and testing.

The fiscal 2007 increase is due to the combined effect of an increase of $2.7 million related to the DeWind operations, offset by a $0.6 million decrease in the CTC Cable product development expenses to $7.3 million.   The DeWind increase is due to an entire year of DeWind development expenses in addition to greater costs related to the production, testing, and certification of our D8.2 prototypes and additional expense related to our DeWind blade and power train development initiatives.  The CTC Cable decrease from is attributable to an increase in stock compensation costs of $385,000, an increase in employee headcount expense of $587,000, an increase in product development costs of $513,000 related to core inventory, and an overall increase in product development costs of $161,000, offset by an increase of $2,276,000 increase in the product development materials, headcount costs, and overhead costs capitalized into cost of sales and inventory during 2006 and thereby reducing operating expenses.

SALES AND MARKETING: Sales and marketing expenses consist primarily of salaries, consulting fees, materials, travel, and other expenses performed in marketing, sales, and business development efforts for the Company. Sales and marketing expenses increased 89% or $1.8 million from $2,081,000 in 2006 to $3,924,000 in 2007 and $1.4 million or 36% to $5,347,000 in fiscal 2008. The 2008 increase was due to a $940,000 increase in CTC Cable expenses, primarily the result of increased headcounts and commissions on higher sales, and a $484,000 increase in DeWind expenses, primarily accrued commissions on US wind turbine sales along with increased US headcounts and approximately $100,00 in additional costs associated with the higher Euro exchange rate.  For 2007, the increase was due to a full year of DeWind sales and marketing costs and increased spending on CTC Cable sales of $885,000.  The DeWind sales and marketing expenses for 2007 and 2008 both reflect an increase in the costs and spending related to selling our D8.2 products including increased personnel, tradeshow and travel expenses.  The CTC Cable expense increase consists of increased sales and marketing employees and consultant costs related to the expansion of our sales efforts in the US, Europe, and China.

DEPRECIATION AND AMORTIZATION: Depreciation and amortization expense consists of depreciation related to the depreciation and amortization of the Company's capitalized assets and Impairment charges for fixed assets. Depreciation expense increased $0.6 million or 57% from fiscal 2006 to $1.7 million in fiscal 2007 and increased $2.3 million or 132% to $4.0 million in fiscal 2008. The increase from 2007 to 2008 was due to an increase in the fixed asset base and a $0.9 million impairment charge taken to the Cuxhaven DeWind prototype as described in Note 7. The increase from 2006 to 2007 was attributable almost entirely to the operations of DeWind, increasing $1.6 million from the three months of operations in fiscal 2006 to a full year’s expenses in fiscal 2007, including $378,000 of amortization of acquired intangibles compared to $94,000 in prior year.

REORGANIZATION EXPENSE - BANKRUPTCY: Reorganization expense - Bankruptcy consists of legal and bankruptcy related expenses, primarily our outside bankruptcy counsel, our trade payables committee counsel that we are required to fund, and bankruptcy related consultants, court costs, US Trustee fees, and other bankruptcy related costs. We exited Chapter 11 bankruptcy in fiscal 2006 and we had no similar costs in 2007 or 2008. See also bankruptcy and litigation section below and the bankruptcy and litigation footnote disclosures.

We expect to incur no costs associates with the DeWind GmbH insolvency.

INTEREST EXPENSE: Interest expense consists of interest paid and payable on the Company's capital lease obligations, the cash interest payable on the Company’s Debentures and Notes and the amortization of the Convertible Note discount recorded for the value of the warrants and conversion features issued in conjunction with the Convertible Notes. The decrease of $2.9 million or 40% is due to lower debt balances resulting in lower cash interest and reduced amortization of the discount caused by less acceleration of the discount for conversions for 2008 as compared to 2007.  The increase of 145% or $4.2 million from $2.9 million in fiscal 2006 to $7.2 in fiscal 2007 was due to an increase of $2.6 million to $4.6 million in non-cash amortization of the debt discount and an increase of $1.6 million to $2.4 million for interest payable in cash. As of September 20, 2008 our debt balance consisted of approximately $9.0 million principal at 8% interest, with $1.2 million of unamortized debt discounts, for a net debt balance of $7.8 million.

INTEREST INCOME:  The interest changes from year to year were due to changes in the underlying cash balances.

EXPENSE RELATED TO INDUCEMENT OF CONVERTIBLE DEBT:  Expenses related to inducement of convertible debt of $3.6 million in fiscal 2006 consists of the fair value of the stock issued to settle certain issues including waiver of anti-dilutive rights of related warrants and as an inducement to convert the $6.0 million October, 2005 and $1,325,000 of the $3,500,000 March, 2006 convertible notes. In January, 2006 we issued 1,308,142 shares valued at $1.72 per share or $2,250,000 to settle the October, 2005 convertible notes and in September, 2006 we issued 1,260,595 shares valued at $1.06 per share or $1,336,236 to settle $1,375,000 of the March, 2006 notes. There were no similar expenses for fiscal 2008 or 2007 and we do not expect these expenses to recur.

EXPENSE RELATED TO MODIFICATION OF WARRANTS DUE TO ANTI-DILUTIVE EVENTS:  Expenses related to the modification of warrants due to anti-dilutive events decreased 46% or $322,000 from $696,000 in fiscal 2006 to $374,000 in fiscal 2007 and increased 40% to $553,000 in fiscal 2008.  The current fiscal year expense resulted from the events related to the anti-dilution caused by the issuance of shares related to our Credit Suisse equity offering in May, 2008, as described in Note 13 to the Financial Statements. The expense represents the combination of the fair value of the issuance of any new warrants and the difference in the fair value of the respective warrants immediately before and immediately after price resets in warrant exercise prices and as described in the equity footnote to the financial statements in Item 8. For fiscal 2007, the expense relates to similar price resets caused by the February, 2007 and June, 2007 financings, For fiscal 2006, in October, 2005, concurrent with the $6.0 million debtor-in-possession convertible debt offering, we reset the exercise price of warrants associated with an August, 2004 $15 million convertible debt offering. In September, 2006, concurrent with the issuance of stock to settle and induce conversion of a portion of the March, 2006, we triggered anti-dilution on warrants connected with the October, 2005 and March, 2006 convertible note offerings.

CARRYING VALUE ADJUSTMENT OF CONVERTIBLE DEBT: Under bankruptcy accounting, as of the date of the bankruptcy filing, all liabilities are required to be adjusted to their expected settlement amount. This treatment resulted in the acceleration to expense of our recorded debt discount for debt incurred or brought into our bankruptcy. During Fiscal 2006, we sold $6 million in convertible notes while still under Chapter 11 bankruptcy protection and recorded a discount of $1.8 million to the October, 2005 notes and triggered an additional discount of $0.8 million on the remaining principal balance of the $15M August, 2004 debentures. The combined $2.6 million was immediately expensed under bankruptcy accounting in fiscal 2006.

INCOME TAXES:  We made provisions for income taxes of $28,000, $8,000, and $4,000 for the years ending September 30, 2008, 2007, and 2006 respectively. We have determined that due to our continuing operating losses as well as the uncertainty of the timing of profitability in future periods, we should fully reserve our deferred tax assets. As of September 30, 2008, our deferred tax assets continued to be fully reserved. We will continue to evaluate, on a quarterly basis, the positive and negative evidence affecting our ability to realize our deferred tax assets.

CAPITAL EXPENDITURES: The Company does not have any material commitments for capital expenditures.

EFFECTS OF INFLATION: We are subject to inflation and other price risks arising from price fluctuations in the market prices of the various raw materials that we use to produce our products. Price risks are managed through cost-containment measures. Except as noted below, we do not believe that inflation risk or other price risks with respect to raw materials used to produce our products are material to our business, financial position, results of operations or cash flows. Due to increased demand for composite quality carbon materials worldwide in particular in the aerospace and defense industries and due to a restricted supply of high quality carbon due to a limited number of suppliers, the Company may be exposed to raw material price increases or carbon materials shortfalls until additional suppliers or supplies become available. We can not quantify any such price or material impacts at this time.

EFFECTS OF EXCHANGE RATE CHANGES:   We are subject to price risks arising from exchange rate fluctuations in the functional currency of our European subsidiaries, primarily the Euro and the UK Sterling.  We currently do not hedge the exchange rate risk related to our assets and liabilities and do not hedge the exchange rate risk related to expected future operating expenses.  For our future sales, we do inherently hedge against the exchange rate risk for that portion of our turbine supply chain purchased in Euros through a banding process in our turbine supply agreements (TSAs).  In our TSAs with prices denominated in US Dollars, we typically set an exchange rate for the Euro.  For exchange rate changes greater than approximately a 5% trading range, price adjustments are made for the final turbine purchase price when the closing exchange rate falls outside of the trading band.

OFF BALANCE SHEET ARRANGEMENTS: We do not have any off balance-sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt. Additionally, we are not a party to any derivative contracts or synthetic leases.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS: The following table summarizes our contractual obligations (including interest expense) and commitments as of September 30, 2008:

		Less than		In excess of
Contractual Obligations	Total	1 Year	1-3 Years	3 Years
(in thousands)
Long-Term Debt Obligations	$10,001	$723	$9,278	$—

Capital Lease Obligations	$—	$—	$—	$—

Operating Lease Obligations	$2,939	$1,457	$1,482	$—

Purchase Obligations	$12,000	$12,000	$—	$—

NEW ACCOUNTING PROUNOUNCEMENTS: See Note 1 to the Financial Statements.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET  RISKS

Our exposure to market risk relates primarily to our cash balances and the effect that changes in interest rates have on the interest earned on that portfolio. Our convertible debentures bear a fixed rate of interest.

As of September 30, 2008 we did not hold any derivative financial instruments for speculative or trading purposes. The primary objective of our investment activities is the preservation of principal while maximizing investment income and minimizing risk. As of September 30, 2008, we had $23.3 million in cash (including restricted cash), cash equivalents and short-term investments that mature in twelve months or less. Due to the short duration of these financial instruments, we do not expect that a change in interest rates would result in any material loss to our investment portfolio.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Composite Technology Corporation and Subsidiaries
Irvine, California

We have audited the accompanying consolidated balance sheets of Composite Technology Corporation and subsidiaries (collectively, the “Company”) as of September 30, 2008 and 2007, and the related consolidated statements of operations and comprehensive loss, shareholders' equity, and cash flows for each of the three years in the period ended September 30, 2008.  Our audits also included the financial statement schedule of the Company listed in Item 15(a).  These financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2008, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Our report dated December 22, 2008 expressed an opinion that the Company had not maintained effective internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 15 to the consolidated financial statements, the Company has adopted the provisions of Statement of Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109” on October 1, 2007.

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

/s/SINGERLEWAK LLP

SingerLewak LLP
Irvine, California
December 22, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Composite Technology Corporation and Subsidiaries

We have audited Composite Technology Corporation and Subsidiaries’ (collectively, the “Company”) internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Assessment of Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

As of September 30, 2008, the Company lacked an effective internal control environment.  Material misstatements may result as the lack of controls and material weaknesses found in the following transaction cycles:

•	Financial control and reporting process which includes monthly, quarterly and annual closing processes as well as communicating reporting requirements and proper disclosure requirements
•	Revenue and accounts receivable process for Company’s sales and recording of transactions.
•	Cash disbursements process including payment for inventory purchases, fixed assets and payment for services
•	Inventory management process over on-hand inventory and inventory on consignment
•	Shareholders’ equity process and lack of segregation of duties over tracking and recording stock related activity
•	Information technology controls and related systems

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2008 financial statements, and this report does not affect our report dated December 22, 2008 on those financial statements and financial statement schedules.

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended September 30, 2008  of the Company and our report dated December 22, 2008  expressed an unqualified opinion and included an emphasis paragraph regarding the Companies ability to continue as a going concern, as described in Note 3 to the consolidated financial statements.

/s/ SINGERLEWAk LLP

SingerLewak LLP
Irvine, California
December 22, 2008

PART 1 - FINANCIAL STATEMENTS
COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

	September 30, 2008	September 30, 2007
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$22,594	$22,389
Restricted Cash	693	—
Accounts Receivable, Current, net	11,773	3,159
Inventory, net	42,451	25,702
Advanced Payments for Turbine Inventory	31,245	12,121
Prepaid Expenses and Other Current Assets	1,425	2,743
Total Current Assets	110,181	66,114

Long Term Trade Receivables, net	248	301
Investment in Unconsolidated Subsidiary	—	2,109
Property and Equipment, net	7,955	7,900
Intangible Assets	21,549	22,559
Goodwill	24,218	24,218
Other Assets	1,289	636
TOTAL ASSETS	$165,440	$123,837

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts Payable and Other Accrued Liabilities	$34,607	$15,502
Deferred Revenues and Customer Advances	33,525	32,398
Warranty Provision	1,462	1,008
Lease Obligation - Current	—	109
Net Liabilities for Deconsolidated Subsidiary in Liquidation - see Note 2	19,145	14,667

Total Current Liabilities	88,739	63,684

LONG TERM LIABILITIES
Long-Term Portion of Deferred Revenues	727	379
Long-Term Portion of Warranty Provision	496	227
Convertible Notes – Long-Term, net	7,838	9,835
Total Long-Term Liabilities	9,061	10,441
Total Liabilities	97,800	74,125
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
Common Stock, $.001 par value 600,000,000 shares authorized 287,988,370 and 221,308,530 issued and outstanding	288	221
Additional Paid in Capital	252,445	189,605
Accumulated Deficit	(185,163)	(139,610)
Accumulated Other Comprehensive Gain (Loss)	70	(504)
Total Shareholders’ Equity	67,640	49,712
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$165,440	$123,837

The accompanying notes are an integral part of these financial statements.

COMPOSITE TECHNOLOGY CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	For the Years ended September 30,
	2008	2007	2006
Revenue
Product Sales	$72,804	$32,889	$6,340
Service Revenue	1,337	1,978	999
Consulting Revenue	—	—	550
Total Revenue	74,141	34,867	7,889

Cost of Product Sold	62,184	27,599	6,253
Cost of Service Revenue	2,538	3,738	522
Cost of Consulting Revenue	—	—	305
Gross Profit	9,419	3,530	809

OPERATING EXPENSES
Officer Compensation	2,129	1,864	566
General and Administrative	14,003	12,181	8,311
Research and Development	14,916	6,954	4,854
Sales and Marketing	5,346	3,924	2,081
Depreciation and Amortization	3,950	1,704	1,089
Reorganization Expense - Bankruptcy Legal Fees	—	—	635
Total Operating Expenses	40,344	26,627	17,536
LOSS FROM CONTINUING OPERATIONS	(30,925)	(23,097)	(16,727)
OTHER INCOME / (EXPENSE)
Interest Expense	(4,419)	(7,257)	(2,940)
Interest Income	270	226	16
Other Income/ (Expense)	314	(98)	(48)
Expense related to Modification of Warrants due to Anti-Dilution Events	(553)	(374)	(697)
Expense related to Inducement of Convertible Debt	—	—	(3,586)
Reorganization Item - adjustment to Carrying value of Convertible Debentures	—	—	(2,622)
Total Other Income / (Expense)	(4,388)	(7,503)	(9,877)
Loss from Continuing Operations before Income Taxes	(35,313)	(30,600)	(26,604)
Income Taxes	28	8	4
NET LOSS BEFORE DISCONTINUED OPERATIONS	(35,341)	(30,608)	(26,608)
Loss on Discontinued Operations, net of tax of ($4), ($54) and $47, respectively	(10,212)	(13,876)	(1,915)
NET LOSS	(45,553)	(44,484)	(28,523)
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign Currency Translation adjustment, net of tax of $0 and $0	574	(468)	(36)
COMPREHENSIVE LOSS	$(44,979)	$(44,952)	$(28,559)

The accompanying notes are an integral part of these financial statements.

COMPOSITE TECHNOLOGY CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
CONT’D

	For the years ended September 30,
	2008	2007	2006

BASIC AND DILUTED LOSS PER SHARE
Loss per share from continuing operations	$(0.15)	$(0.16)	$(0.19)
Loss per share from discontinued operations	$(0.04)	$(0.07)	$(0.01)
TOTAL BASIC AND DILUTED LOSS PER SHARE	$(0.19)	$(0.23)	$(0.20)
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING	243,369,110	189,683,876	142,462,240

 The accompanying notes are an integral part of these financial statements.

COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY FOR
THE YEARS ENDED SEPTEMBER 30, 2008, 2007 and 2006

	Common Stock
(In Thousands Except For Share Amounts)	Shares	Amount	Subscription Receivable	Additional paid-in capital	Accumulated Other Comprehensive Loss	Accumulated deficit	Total

Balance at September 30, 2005	118,744,359	$119	$—	$40,980	$—	$(66,603)	$(25,504)

Issuance of Common Stock for
Cash pursuant to warrant exercise	913,596	1	(378)	1,076	—	—	699
Conversion of Convertible Debt	7,815,048	8	—	12,154	—	—	12,162
Inducement to convert Convertible Debt	2,568,737	3	—	3,584	—	—	3,587
Settlement of Bankruptcy claims and litigation	7,971,425	8	—	15,202	—	—	15,210
Fair value of Services provided	1,175,014	1	—	1,831	—	—	1,832
Interest paid in common stock	277,476	—	—	450	—	—	450
EU Energy Acquisition	39,169,670	39	—	55,190	—	—	55,229

Issuance of Warrants for
Services	—	—	—	742	—	—	742
Antidilutive effect of stock issuance	—	—	—	132	—	—	132
$6.0 million Debtor in Possession financing	—	—	—	1,834	—	—	1,834
$3.5 million Bridge Financing	—	—	—	1,957	—	—	1,957

Warrant modifications due to antidilutive events	—	—	—	564	—	—	564
Additional conversion feature - antidilutive event	—	—	—	788	—	—	788
Vesting of options issued to non-employees	—	—	—	239	—	—	239
Vesting of options issued to employees	—	—	—	738	—	—	738
Other Comprehensive Loss	—	—	—	—	(36)	—	(36)
Net Loss	—	—	—	—	—	(28,523)	(28,523)
Balance at September 30, 2006	178,635,325	$179	$(378)	$137,461	$(36)	$(95,126)	$42,100
Issuance of Common Stock for
Cash pursuant to PIPE placement	25,201,954	25		24,928	—	—	24,953
Cash pursuant to warrant exercises	2,314,135	2	378	2,445	—	—	2,825
Cash pursuant to option exercises	1,133,066	1	—	365	—	—	366
Conversion of Convertible Debt	14,612,136	15	—	16,661	—	—	16,676
Fair value of Services provided	227,523	—	—	248	—	—	248

Recovery of common stock -EU Energy Acquisition claim	(815,789)	(1)	—	(1,149)	—	—	(1,150)
Offering Costs paid in Cash				(1,497)			(1,497)
Offering Costs paid in Warrants				(975)			(975)

Issuance of Warrants for
Services	—	—	—	754	—	—	754
Offering Costs	—	—	—	975	—	—	975
$22.8 million Convertible Debt Offering	—	—	—	4,682	—	—	4,682
Settlement of legal claims	—	—	—	166	—	—	166
Interest	—	—	—	1,008	—	—	1,008

Warrant modifications due to antidilutive events	—	—	—	553	—	—	553
Additional conversion feature - antidilutive event	—	—	—	626	—	—	626
Vesting of options issued to non-employees	—	—	—	831	—	—	831
Vesting of options issued to employees	—	—	—	1,523	—	—	1,523
Other Comprehensive Loss	—	—	—	—	(468)	—	(468)
Net Loss	—	—	—	—	—	(44,484)	(44,484)
Balance at September 30, 2007	221,308,350	$221	$—	$189,605	$(504)	$(139,610)	$49,712

The accompanying notes are an integral part of these financial statements.

COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY FOR
THE YEARS ENDED SEPTEMBER 30, 2008, 2007 and 2006
CONT’D

	Common Stock
(In Thousands Except For Share Amounts)	Shares	Amount	Subscription Receivable	Additional paid-in capital	Accumulated Other Comprehensive Loss	Accumulated deficit	Total

Issuance of Common Stock for
Cash pursuant to PIPE placement	58,787,877	59	—	49,941	—	—	50,000
Cash pursuant to warrant exercises	4,129,139	4	—	4,453	—	—	4,457
Cash pursuant to option exercises	490,000	1	—	196	—	—	197
Conversion of Convertible Debt	3,073,004	3	—	3,132	—	—	3,135
Fair value of Services provided	200,000	—	—	208	—	—	208

Offering Costs paid in Cash	—	—	—	(91)	—	—	(91)

Issuance of Warrants for
Services	—	—	—	127	—	—	127
Antidilutive effect of stock issuance	—	—	—	138	—	—	138
$5 million Debt Financing	—	—	—	1,045	—	—	1,045
Warrant modifications due to antidilutive events	—	—	—	415	—	—	415
Additional conversion feature - antidilutive event	—	—	—	302	—	—	302
Vesting of options issued	—	—	—	2,974	—	—	2,974
Other Comprehensive Loss	—	—	—	—	574	—	574
Net Loss	—	—	—	—	—	(45,553)	(45,553)
Balance at September 30, 2008	287,988,370	$288	$—	$252,445	$70	$(185,163)	$67,640

The accompanying notes are an integral part of these financial statements

COMPOSITE TECHNOLOGY CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
THE YEARS ENDED SEPTEMBER 30, 2008, 2007 and 2006
(IN THOUSANDS)

	Year Ending September 30,
	2008	2007	2006
	Revised	Revised	Revised
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(45,553)	$(44,484)	$(28,523)
Loss from discontinued operations - see Note 2	10,212	13,876	1,915
Interest and deferred finance charge amortization related to detachable warrants and fixed conversion features	2,824	5,432	1,957
Depreciation and amortization	3,950	1,704	1,089
Expense related to fair value of vested options	2,973	2,354	978
Reorganization item - adjustment to carrying value of convertible debt	—	—	2,622
Amortization of prepaid expenses paid in stock	524	422	398
Issuance of warrants for services	127	164	410
Issuance of common stock for settlement	—	166	3,586
Issuance of common stock for services	208	248	1,002
Issuance of common stock for interest	—	—	17
Compensation expense related to modification of stock warrants	553	374	696
Litigation and bankruptcy settlements	—	—	702
Bad debt expense	266	421	—
Inventory reserve expense	338	1,237	24
Impairment on obsolete inventory	5,286	—	—
Other	(84)	—	(12)
Changes in Assets / Liabilities:
Inventory	(23,146)	(18,778)	(433)
Advanced payments for inventory	(18,351)	—	—
Accounts receivable	(8,827)	(4,687)	(6,031)
Prepaids and other current assets	319	(63)	1,742
Restricted cash	(693)	—	—
Other assets	(516)	753	(40)
Accounts payable and other accruals	19,737	11,206	3,971
Deferred revenue	1,476	16,192	8,360
Accrued warranty liability	722	682	(290)
Net liabilities of discontinued operations - see Note 2	(3,705)	(9,398)	(617)
Cash used in operating activities	$(51,360)	$(22,179)	$(6,477)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash received from EU acquisition	—	—	1,164
Cash paid for EU acquisition	—	—	(237)
Proceeds from sale of assets	110	—	—
Purchase of property, plant and equipment	(3,021)	(5,170)	(494)
Cash investment in unconsolidated subsidiary	—	(413)	—
Cash provided by (used in) investing activities	$(2,911)	$(5,583)	$433

The accompanying notes are an integral part of these financial statements.

COMPOSITE TECHNOLOGY CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
THE YEARS ENDED SEPTEMBER 30, 2008, 2007 and 2006, Continued
(IN THOUSANDS)
CONT'D

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible debentures	—	21,456	9,500
Proceeds from issuance of common stock (net of issuing costs of $90)	49,910	23,834	—
Proceeds from senior secured debt agreements	2,500	—	—
Proceeds from factoring arrangements	—	1,800	—
Proceeds from notes payable	—	500	—
Convertible debt repayment - $3.5M bridge	—	—	(2,175)
Payments on capital leased assets	(109)	(289)	(450)
Proceeds from exercise of warrants	4,457	2,447	698
Proceeds from exercise of options	196	366	—
Repayments of notes payable and factoring arrangements	(2,500)	(2,300)	—
Cash advances (to)/from officers	—	(62)	62
Cash provided by financing activities	$54,454	$47,752	$7,635
Effect of exchange rate changes on cash from continuing operations	$22	$—	$—
Net increase in cash and cash equivalents from continuing operations	$205	$19,990	$1,591

CASH FLOWS FROM DISCONTINUED OPERATIONS - see Note 2
Cash provided by (used in) operating activities – discontinued operations	220	123	(234)
Cash used for investing activities – discontinued operations	(1)	(34)	(3)
Effect of exchange rate changes on cash – discontinued operations	$4	$—	$—
Net increase/(decrease) in cash and cash equivalents from discontinued operations	$223	$89	$(237)
Total net increase/(decrease) in cash and cash equivalents	$428	$20,079	$1,354
Cash and cash equivalents at beginning of period – continuing operations	22,389	2,399	808
Cash and cash equivalents at beginning of period – discontinued operations	268	179	416
Total cash and cash equivalents at beginning of period	$22,657	$2,578	$1,224
Cash and cash equivalents at end of period – continuing operations	22,594	22,389	2,399
Cash and cash equivalents at end of period – discontinued operations	491	268	179
Total cash and cash equivalents at end of period	$23,085	$22,657	$2,578
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
INTEREST PAID	$1,168	$1,089	$832
TAXES PAID	$11	$4	$4
CASH PAID FOR REORGANIZATION ITEMS	$—	$317	$950

Supplemental Disclosure of Non-cash Activities:
On July 3, 2006, we acquired EU Energy. (Note 4)
Accounts receivable	$—	$—	$11,939
Inventories	—	—	22,450
Property, plant and equipment	—	—	2,447
Other assets	—	—	5,621
Intangible assets and goodwill	—	—	49,942
Accounts payable and accrued expenses	—	—	(9,412)
Warranty reserves	—	—	(15,774)
Deferred revenues and customer advances	—	—	(11,828)
Acquisition costs net of cash acquired	—	—	(156)
Stock issued for purchase of EU Energy	—	—	(55,229)
	$—	$—	$—

The accompanying notes are an integral part of these financial statements

During the fiscal year ending September 30, 2008, the Company issued:

2,073,004 shares of Common Stock for the conversion of $2,135,000 of Convertible Debt at a conversion price of $1.03 per share;

1,000,000 shares of Common Stock for the conversion of $1,000,000 of Convertible Debt at a conversion price of $1.00 per share;

200,000 shares of Common Stock as a prepayment for investor relations services valued at $208,000, the market price on the date of issuance;

2,500,000 warrants valued at the fair value on the issuance dates of $1,045,000 issued pursuant to the May 5, 1008 Debt agreement.

542,272 warrants valued at the fair value on the issuance date of $138,000 were issued pursuant to anti-dilution protection provisions of our 2005 DIP and 2006 Bridge Note warrant holders as a result of our May, 2008 equity financing.

During the fiscal year ending September 30, 2007, the Company issued:

50,000 shares of common stock for the settlement of accounts payable related to marketing consulting services valued at $55,000;

177,523 shares of common stock for settlement of accounts payable related to product development services valued at $194,000;

220,000 warrants valued at the fair value at the issuance date of $164,000 were issued to a note holder in lieu of interest and recorded as interest expense during the quarter at the fair value of the warrants issued;

10,973,585 warrants valued at the fair value of $5,170,000 at the issuance date were issued as part of the February, 2007 Senior Convertible Note transaction;

1,316,827 warrants valued at the fair value of $611,000 at the issuance date were issued as fees related to the February, 2007 Senior Convertible Note transaction;

1,800,000 warrants valued at the fair value of $844,000 at the issuance date were issued in conjunction with the factored receivable arrangement;

629,128 warrants valued at the fair value of $195,000 at the issuance date were issued pursuant to anti-dilution protection provisions of our 2005 DIP financing as the result of our February, 2007 Convertible Debt offering;

152,341 warrants valued at the fair value of $62,000 at the issuance date were issued pursuant to anti-dilution protection provisions of our 2006 Bridge Notes financing as the result of anti-dilution of our February, 2007 Convertible Debt offering;

300,000 warrants valued at the fair value of $166,000 were issued in settlement of a legal dispute;

6,247,676 warrants valued at the fair value of $4,029,000 at the issuance date were issued in conjunction with the two PIPE equity placements;

1,564,901 warrants valued at the fair value of $1,009,000 at the issuance date were issued for services related to the two PIPE equity placements;

87,374 warrants valued at the fair value of $76,000 at the issuance date were issued for the anti-dilution impact of the 2006 Series A and the 2005 DIP warrants as a result of our June, 2007 PIPE equity issuances;

The Company issued 4,273,000 shares of common stock for the conversion of $6,023,000 of the August, 2004 Convertible Debentures as follows:
-	$1,010,000 of principal was converted at $1.46 per share into 691,816 shares of common stock
-	$5,013,000 of principal was converted at $1.40 per share into 3,580,857 shares of common stock.

The Company issued 10,383,150 shares of common stock for the conversion of $10,698,000 of the February, 2007 Convertible Notes as follows:
-	$300,000 of principal was converted at $1.04 per share into 288,462 shares of common stock
-	$10,353,000 of principal was converted at $1.03 per share into 10,050,997 shares of common stock.

During the fiscal year ending September 30, 2006, the Company issued:

3,089,236 shares of common stock for the conversion of $4,838 of the August, 2004 Convertible Debentures as follows:
-	$680,000 of principal was converted at $1.67 per share into 407,300 shares of common stock
-	$4,157,000 of principal was converted at $1.55 per share into 2,681,936 shares of common stock.

In fiscal 2006, the Company raised $6,000,000 in convertible notes. In conjunction with these notes:
-	The Company issued 1,354,838 warrants and valued the conversion features of the notes and warrants at $1,834,000.
-	The Company issued 232,258 shares of common stock for debt financing services valued at $360,000.
-
The Company issued 3,870,972 shares of common stock at a conversion price of $1.55 per share for the conversion of the $6.0 million in notes. To facilitate the conversion and to settle other outstanding issues, the Company issued 1,308,142 common shares valued at the market price of $1.72 per share. The company recorded a charge of $2,250,000 to other expense relating to inducement of convertible debt as a result of this transaction. To facilitate this transaction, 78,459 shares of stock valued at $1.72 per share were issued and the Company recorded a charge to legal, professional, and consulting expense of $135,000 for these services.

During the year ending September 30, 2006, in March, 2006 the Company issued $3,500,000 in convertible notes due September, 2006. In conjunction with these notes 2,750,000 warrants were issued and the company valued the conversion features of the notes and warrants at $1,957,000 which was recorded as a discount to the note principal on the balance sheet. In September, 2006, $1,325,000 of the $3,500,000 in principal was converted at $1.55 per share into 854,840 shares of common stock. As an inducement to convert the principal and in exchange for the waiver of future antidilution of the note holders’ remaining warrants, we issued 1,260,595 shares of common stock valued at the fair value of $1,336,000. To facilitate this transaction, 72,000 shares of unregistered stock were issued and the Company recorded a charge to legal, professional, and consulting expense of $76,000 for these services.

During fiscal 2006, the Company issued 7,971,425 shares of common stock for settlement of bankruptcy claims and litigation settlements valued at $15,210,000.

During fiscal 2006, the Company issued 265,427 shares of common stock in settlement of Accounts Payable totaling $428,000.

During fiscal 2006, the Company issued 526,840 shares of common stock as prepayment for public and media relations consulting services from January, 2006 through March, 2008 valued at $832,000.

During fiscal 2006, the Company issued 277,476 shares of common stock in lieu of interest totaling $451,000.

COMPOSITE TECHNOLOGY CORPORATION
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2008, 2007, AND 2006

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Composite Technology Corporation, originally incorporated in Florida and reincorporated in Nevada, is an Irvine, CA based company operating in two segments CTC Cable “Cable” and DeWind, “Wind”. The Cable Segment sells high efficiency patented composite core electricity conductors known as "ACCCTM conductor" for use in electric transmission and distribution lines. The Wind segment sells wind turbines under the brand name DeWind. ACCC conductor is commercially available in the United States and Canada through distribution and purchase agreements with General Cable Industries, Inc; in China through Far East Composite Cable; in Europe through Lamifil; in the Middle East through Midal Cable; and directly through CTC Cable worldwide.

In July, 2006 we acquired EU Energy, Ltd. which has been operated as DeWind since the acquisition. DeWind wind turbines are commercially available from our contract manufacturer in Texas for sale worldwide for our D8 and D8.2 turbine models and through our Chinese license partner for worldwide sales outside of the US for our D6 turbine model.

On May 5, 2005, (Petition Date) Composite Technology Corporation filed a voluntary reorganization plan and disclosure statement under the provisions of Title 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the Central District of California under case number SA 05-13107 JR. Its subsidiaries, including CTC Cable Corporation, CTC Wind Systems Corporation and CTC Towers and Poles Corporation, are not party to the Title 11 case. As of the Petition Date, multiple lawsuits were taxing the Company's resources and threatened to divert management from their duties of running the business. One of these lawsuits also resulted in an attachment of more than $2.5 million of the Company's funds. Our bankruptcy plan was confirmed on October 31, 2005. We exited Title 11 Bankruptcy on November 21, 2005 and received a formal decree, which released us from Bankruptcy Court oversight on August 2, 2006.

On August 29, 2008 a subsidiary of the Company, DeWind GmbH, was placed into insolvency under German law in Lubeck, Germany.  At the time of insolvency, the subsidiary was engaged in managing the service and warranty related liabilities for DeWind turbines that were placed in service prior to June, 2005 when DeWind GmbH was owned by FKI, plc.   At the time of the insolvency, DeWind, GmbH was a wholly owned subsidiary of DeWind Holdings Ltd., itself a wholly owned subsidiary of DeWind Turbines, Ltd., itself a wholly owned subsidiary of the parent Company, Composite Technology Corporation. See Note 2 below.

BASIS OF FINANCIAL STATEMENTS

The accompanying Consolidated Financial Statements have been prepared on a going concern basis.

BASIS OF CONSOLIDATION.   The financial statements include the accounts of Composite Technology Corporation and its wholly-owned subsidiaries, the most significant of which are CTC Cable Corporation, DeWind, Inc., the principal operating subsidiary of DeWind as well as multiple DeWind subsidiaries related to its European operations.

As required by Accounting Research Bulletin No. 51, “Consolidated Financial Statements” (“ARB 51”) and Statement of Financial Accounting Standards No 94 (“SFAS 94”, “Consolidation of All Majority-Owned Subsidiaries,”) the Company consolidates the financial statements of all entities in which the Company has a controlling financial interest, as defined by ARB 51. All significant inter-company accounts and transactions are eliminated during consolidation. Certain prior year balances have been reclassified to conform to the current year presentation. Such reclassifications did not affect total revenues, operating income, or net income.

In July, 2006 we acquired EU Energy, Ltd. and its wholly owned subsidiaries. We accounted for the acquisition under the purchase accounting method required under SFAS 141 “Business Combinations.” We have incorporated the results of EU’s operations under the brand name DeWind from the period since the July 3, 2006 acquisition date through September 30, 2008.

Discontinued Operations

DeWind, GmbH:
During fiscal 2008, the Company’s DeWind segment placed a subsidiary, DeWind GmbH into insolvency proceedings.  The net liabilities associated with this subsidiary as of the date of insolvency and for comparable prior periods are shown on the balance sheet as “Net Liabilities for Deconsolidated Subsidiary in Liquidation” under the guidance of ARB 51 and SFAS 94.  Results of operations have been reclassified to discontinued operations for periods up to the date of insolvency. Thereafter, the entity will be deconsolidated. Prior year presentation has been reclassified accordingly. See Note 2 below.

Also during 2008, the Company sold its remaining interest in E Services which had been consolidated into operations as a VIE for the first fiscal quarter of 2007 and thereafter accounted for under the equity method.  Results of operations have been reclassified to discontinued operations for periods up to the date of sale.  Prior year presentation has been reclassified accordingly.  See Note 2 below.

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

CTC Cable sales for the years ended September 30, 2008 and 2007 consisted of stranded ACCC conductor and ACCC hardware sold to end user utilities, sales of ACCC conductor sold to our Chinese distributor, and sales of ACCC conductor core and ACCC hardware to two of our stranding manufacturers. All ACCC product related sales were recognized upon delivery of product and transfer of title. There is no right of return for sales of ACCC conductor or ACCC core to our Chinese distributor. For ACCCTM conductor product sales made directly by us and not through a manufacturer or distributor, we offer a product replacement warranty of two years with an optional purchase of up to seven years.  We allocate a portion of sales proceeds to the estimated fair value of the cost to provide such a warranty.  To date, most of our ACCC related product sales have been without warranty coverage.

DeWind Turbine related sales for the years ended September 30, 2008, 2007 and 2006 consisted of completed and installed wind turbine units, turbine parts, and license fees. For DeWind turbine revenues, for turbine sales, we recognized revenues for completed and installed wind turbine units upon the commissioning, or operational viability of each wind turbine unit. We recognized revenues on turbine parts sales upon delivery to the customer and title transfer. We recognized revenues on the license fees upon collection of the license fees and reporting by the licensee of units sold under each license agreement.

For turbine sales, our contracted sales typically include the turbine and warranty services for up to two years after turbine installation and we offer extended warranties for an additional fee. One turbine was sold during the fiscal year ending September 30, 2008 that did not have a warranty. All other turbines sold carried a two year warranty. Our turbine sales are documented by turbine supply agreements that specify the contracted value of the turbine, the warranty service period, and the timing of cash payments by our customers. Our operational history and the value of extended warranties sold allow us to provide sufficient vendor specific objective evidence (VSOE) to value the warranty included with a wind turbine, generally $25,000 per rated megawatt of power per year representing expected warranty and availability related liabilities during the warranty period. We recognize as revenue the contracted turbine value reduced by the value of the warranty portion when the revenue cycle is completed as described above. Progress payments and customer deposits are recorded as deferred revenues until the revenue cycle is completed. Costs incurred and turbine materials purchased during the production of turbines in completion of the revenue cycle are capitalized into inventory. Operating expenses, including indirect costs and administrative expenses, are charged as incurred to periodic income and not allocated to contract costs.  The value of the warranty portion determined by the VSOE is deferred and recognized ratably over the life of the warranty service period. For multiple element contracts where there is no vendor specific objective evidence (VSOE) or third-party evidence that would allow the allocation of an arrangement fee amongst various pieces of a multi-element contract, fees received in advance of services provided would be recorded as deferred revenues until additional operational experience or other vendor specific objective evidence becomes available, or until the contract is completed.

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

LICENSE REVENUE. License revenues consist of cash payments for the licensing of our older D6 and D8 turbines on a per unit delivered basis. We have license agreements with three companies in China and India that call for progress payments to DeWind upon the completion of certain technology transfer milestones. We defer all payments received and recognize revenue when the licensee has shipped the finished turbine to the wind farm operator.

CONSULTING REVENUE. Consulting revenues are generally recognized as the consulting services are provided. We have entered into service contract agreements with electric utility and utility services companies that generally require us to provide engineering or design services, often in conjunction with current or future product sales. In return, we receive engineering service fees payable in cash.

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

WARRANTY, RETROFIT, AND AVAILABILITY PROVISIONS

Warranty provisions consist of the estimates of the costs and liabilities associated with the post-sale servicing of our DeWind wind turbines, and the costs and liabilities associated with any post-sales associated with our ACCC conductor and related hardware parts.

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

Warranties related to our ACCCTM products relate to conductor and hardware sold directly by us to the end-user customer.  We mitigate our loss exposure through the use of third party warranty insurance.  Warranty related liabilities for time periods in excess of one year are classified as non-current liabilities.

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

The turbine related warranty liabilities were significantly reduced by the filing of insolvency of DeWind GmbH as described below in Note 2.  Prior to the insolvency filing, approximately 90% of the Company’s warranty liabilities were related to turbines under warranty and acquired through the EU acquisition, dating to periods prior to July 2005.

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

-
the assumptions used to calculate fair value of our stock based compensation, primarily the volatility component of the Black-Scholes-Merton option pricing model used to value our warrants and our employee and non-employee options. This estimate relies upon the past volatility of our share price over time as well as the estimate of the option life.

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

Reclassifications

Certain balances were reclassified to conform with current period presentation.

DERIVATIVE FINANCIAL INSTRUMENTS

The Company issues financial instruments in the form of stock options, stock warrants, and debt conversion features as part of its convertible debt issuances. The Company has not issued any derivative instruments for hedging purposes since inception. The Company uses the guidance of and has adopted the disclosure requirements of Statement of Financial Accounting Standards No. 133 Accounting for Derivative Instruments and Hedging Activities and the FASB Emerging Issues Task Force (EITF) Issue No. 00-19 Accounting for Derivative Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. Freestanding derivative contracts where settlement is required by physical share settlement or in net share settlement; or where the Company has a choice of share or net cash settlement are accounted for as equity. Contracts where settlement is in cash or where the counterparty may choose cash settlement are accounted for as debt. The Company has accounted for all derivative instruments indexed to the Company’s stock as equity.

The values of the financial instruments are estimated using the Black-Scholes-Merton (Black-Scholes) option pricing model. Key assumptions used during the fiscal year ended September 30, 2008 to value options and warrants granted or issued are as follows:

	Year ended September 30,
	2008	2007	2006
Risk Free Rate of Return	1.61%-4.29%	4.01%-4.97%	3.97%-4.95%
Volatility	66%-88%	88%-98%	95%-107%
Dividend yield	0%	0%	0%

The accounting for derivative financial instruments related to stock-based compensation is further described below.

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, Share-Based Payments to require that compensation cost relating to share-based payment arrangements be recognized in the financial statements. As of October 1, 2005, we adopted SFAS No. 123R using the modified prospective method, which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options was determined using the Black-Scholes valuation model, which is consistent with our valuation techniques previously utilized for stock options in footnote disclosures required under SFAS No. 123, as amended by SFAS No. 148. Such fair value is recognized as expense over the service period, net of estimated forfeitures. The adoption of SFAS No.123R resulted in no cumulative change in accounting as of the date of adoption.

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

On March 29, 2005, the Securities and Exchange Commission published Staff Accounting Bulletin No. 107 (SAB 107), which provides the Staff’s views on a variety of matters relating to stock-based payments. SAB 107 requires stock-based compensation to be classified in the same expense line items as cash compensation. Information about stock-based compensation is described in Note 14.

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

In December 2006, the FASB issued FASB Staff Position EITF 00-19-2, Accounting for Registration Payment Arrangements (“FSP 00-19-2”). FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies . As of January 1, 2007, the Company adopted FSP 00-19-2 and evaluated the effective provisions, which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies , pursuant to which a contingent obligation must be accrued only if it is more likely than not to occur. In management’s estimation, the contingent payments related to the registration payment arrangement are not likely to occur, and thus no amount need be accrued. Accordingly, the adoption did not have an effect on our financial statements as of the date of adoption.

CASH AND CASH EQUIVALENTS
For the purpose of the statements of cash flows, the Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

RESTRICTED CASH
Restricted cash represents cash on deposit under control of the Company that secures standby letters of credit and other payment guarantees for wind turbine parts vendors.

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

CONCENTRATIONS OF CREDIT RISK
Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents. The Company places its cash and cash equivalents with high credit, quality financial institutions. At times, such cash and cash equivalents may be in excess of the Federal Deposit Insurance Corporation insurance limit of $250,000. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

The Company has one customer, representing 30% of the total net receivables balance as of September 30, 2008. The Company and its wholly owned subsidiaries maintain allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Management reviews delinquent accounts at least quarterly, to identify potential doubtful accounts, and together with customer follow-up estimates the amounts of potential losses.

Revenue from two customers from our Cable segment represented 31% and 16% of the Company’s revenues for the fiscal year ended September 30, 2006. Revenue from three customers, 30% from one customer in our Cable segment, and two customers, each at 10%, from our Wind segment represented 50% of the Company’s revenues for the fiscal year ended September 30, 2007. Revenue from three customers, 30% from one customer in our Cable segment, and two customers, each at 10%, from our Wind segment represented 50% of the Company’s revenues for the fiscal year ended September 30, 2008

PROPERTY AND EQUIPMENT
Property is stated at the lower of cost or realizable value, net of accumulated depreciation. Depreciation is computed using the straight-line method based on estimated useful lives of the assets which range from three to ten years. Leasehold improvements and leased assets are amortized or depreciated over the lesser of estimated useful lives or lease terms, as appropriate. Property is periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In fiscal 2008, we recorded a $934,000 loss on impairment of a fixed asset into our DeWind segment to write down our prototype unit located in Germany to its estimated market value. We did not recognize any property impairment charges in fiscal 2007, or 2006. Expenditures for maintenance and repairs are charged to operations as incurred while renewals and betterments are capitalized. Gains or losses on the sale of property and equipment are reflected in the statements of operations.

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

FOREIGN CURRENCY TRANSLATION
The Company’s primary functional currency is the U.S. dollar, while DeWind’s operations functional currency is in Euros. Assets and liabilities of the Company denominated in foreign currencies are translated at the rate of exchange on the balance sheet date. Revenues and expenses are translated using the average exchange rate for the period.

COMPREHENSIVE LOSS
Comprehensive loss includes all changes in stockholders’ equity except those resulting from investments by, and distributions to, stockholders. Accordingly, the Company’s Consolidated Statements of Operations and Comprehensive Loss include net loss and foreign currency adjustments that arise from the translation of the financial statements of Euro denominated DeWind subsidiaries into U.S. dollars.

RESEARCH AND DEVELOPMENT EXPENSES
Research and development expenses are charged to operations as incurred.

INVENTORIES
Inventories consist of our wrapped and unwrapped manufactured composite core and related hardware products and raw materials used in the production of those products and turbines, turbines under construction, and turbine parts. Inventories are valued at the lower of cost or market under the FIFO method. Cable segment products manufactured internally are valued at standard cost which approximates replacement cost. Turbine segment products assembled internally are valued at materials costs plus labor and overhead costs involved with the turbine assembly. Payments made to third party vendors in advance of parts deliveries made to DeWind in order to secure delivery of future parts deliveries are inclosed as a separate balance sheet line item.  Costs to ship product held for sale or for product sold is recorded to cost of goods sold as the expenses are incurred.

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

As of September 30, 2008, 2007, and 2006, the deferred tax assets related primarily to the Company's net operating loss carry-forwards are fully reserved. Due to the provisions of Internal Revenue Code Section 382, the Company may not have any net operating loss carry-forwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

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

The following common stock equivalents were excluded from the calculation of diluted loss per share for the years ended September 30, 2008, 2007, and 2006 since their effect would have been anti-dilutive:

	September 30,
	2008	2007	2006
Options for common stock	25,130,521	15,019,870	15,965,336
Warrants for common stock	26,150,817	32,449,107	11,488,393
Convertible Debentures, if converted	9,037,280	11,817,935	3,885,968
	60,318,618	59,286,912	31,339,697

NEW ACCOUNTING PROUNOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157), which defines the fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is encouraged, provided that we have not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The Company is currently in the process of evaluating the impact SFAS 157 may have on its results of operations and financial position.

In October 2006, the Emerging Issues Task Force (EITF) issued EITF 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation) to clarify diversity in practice on the presentation of different types of taxes in the financial statements. The Task Force concluded that, for taxes within the scope of the issue, a company may adopt a policy of presenting taxes either gross within revenue or net. That is, it may include charges to customers for taxes within revenues and the charge for the taxes from the taxing authority within cost of sales, or, alternatively, it may net the charge to the customer and the charge from the taxing authority. If taxes subject to EITF 06-3 are significant, a company is required to disclose its accounting policy for presenting taxes and the amounts of such taxes that are recognized on a gross basis. The guidance in this consensus is effective for the first interim reporting period beginning after December 15, 2006 (the first quarter of our fiscal year 2007). The application of EITF 06-3 has not had a material impact on the Company’s results of operations, financial position or cash flow.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities . SFAS No. 159 permits entities to choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value. Subsequent changes in fair value for designated items will be required to be reported in earnings in the current period. SFAS No. 159 also establishes presentation and disclosure requirements for similar types of assets and liabilities measured at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the effect of implementing this guidance, which directly depends on the nature and extent of eligible items elected to be measured at fair value, upon initial application of the standard on January 1, 2008.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (SFAS 141(R)). The objective of SFAS 141 (R) is to improve reporting by creating greater consistency in the accounting and financial reporting of business combinations, resulting in more complete, comparable and relevant information for investors and other users of financial statements. SFAS 141 (R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS 141 (R) includes both core principles and pertinent application guidance, eliminating the need for numerous EITF issues and other interpretative guidance, thereby reducing the complexity of existing GAAP. SFAS 141 (R) is effective as of the start of fiscal years beginning after December 15, 2008. Early adoption is not allowed. The Company is in the process of evaluating this standard and has not yet determined the impact that the adoption of SFAS 141 (R) will have on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements (SFAS 160). SFAS 160 improves the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report non-controlling (minority) interests in subsidiaries in the same way—as equity in the consolidated financial statements. Moreover, SFAS 160 eliminates the diversity that currently exists in accounting for transactions between an entity and non-controlling interests by requiring they be treated as equity transactions. SFAS 160 is effective as of the start of fiscal years beginning after December 15, 2008. Early adoption is not allowed. The Company is in the process of evaluating this standard and has not yet determined the impact that the adoption of SFAS 160 will have on its financial position, results of operations or cash flows.

In May 2008, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles . SFAS No. 162 identifies the sources of accounting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles . The Company currently adheres to the hierarchy of GAAP as presented in SFAS No. 162, and does not expect its adoption will have a material impact on its consolidated results of operations and financial condition.

Significant new accounting policies adopted or implemented during the year ended September 30, 2008

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

During the fiscal year ended September 30, 2008, the Company’s federal returns were selected for examination by the Internal Revenue Service (IRS) for prior fiscals years ended September 30, 2001 through 2005, all years in which net losses were reported and filed.  As of September 30, 2008, the IRS has not proposed any significant adjustments to the Company’s tax positions. Currently, the Company is not able to reasonably estimate the amount by which the liability for unrecognized tax benefits may increase or decrease during the next 12 months as a result of the ongoing IRS audit. However, the Company does not anticipate any adjustments that would result in a material change to its financial position. Payments relating to any proposed assessments arising from the 2001 through 2005 audits will not be made until a final agreement is reached between the Company and the IRS on such assessments or upon a final resolution resulting from the administrative appeals process or judicial action.

The Company recognizes potential accrued interest and penalties related to uncertain tax positions in income tax expense. During the fiscal year ended September 30, 2008, the Company did not recognize any amount in potential interest and penalties associated with uncertain tax positions. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

The Company does not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statute of limitations prior to September 30, 2008.

NOTE 2 – DISCONTINUED OPERATIONS OF DEWIND SUBSIDIARIES

During fiscal 2008 two subsidiaries of DeWind with operations in Europe were either disposed of or put into insolvency.

DeWind GmbH:
On September 1, 2008 the board of directors of DeWind GmbH filed to place that subsidiary into insolvency in Lubeck, Germany.  This subsidiary primarily served the acquired turbines under warranty and had operated at a substantial loss since the July 3, 2006 acquisition of EU Energy.  The directors faced a near term requirement to recapitalize this subsidiary for approximately EUR 5 million.  The filing of insolvency for this subsidiary is not expected to have a material impact on the future operations of the Company’s DeWind segment.

The assets and liabilities of DeWind GmbH have been classified on the balance sheet as Net Liabilities for Deconsolidated Subsidiary in Liquidation.  The asset and liabilities comprising this balance consist of:

in thousands	September 30, 2008	September 30, 2007
ASSETS
Cash and Cash Equivalents	$491	$268
Accounts Receivable, net	6,961	7,159
Inventory, net	—	773
Prepaid Expenses and Other Current Assets	548	750
Property and Equipment, net	10	43
Other Assets	—	5
TOTAL ASSETS	$8,010	$8,998

LIABILITIES
Accounts Payable and Other Accrued Liabilities	$14,026	$5,144
Deferred Revenues and Customer Advances	1,883	3,941
Warranty Provision	11,246	14,580
Total Liabilities	$27,155	$23,665

Net Liabilities for Deconsolidated Subsidiary in Liquidation	19,145	14,667

The net income from operations of DeWind GmbH through the date of insolvency has been classified on the statement of operations and comprehensive loss as loss from discontinued operations. Summarized results of discontinued operations are as follows:

	Year ending	Year ending	Year ending
in thousands	September 30, 2008	September 30, 2007	September 30, 2006
Service Revenues	$1,687	$2,746	$1,009
Cost of Service Revenues	8,432	10,279	952
Operating Expenses	2,029	4,621	469
Other Income	(35)	(166)	—
Income Taxes and Other (income) expenses	(4)	(54)	47
Loss from discontinued operations	$8,735	$11,934	$459

DeWind Service/Eservice:
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

The Company determined that the arrangement was within the scope of FIN 46R as a Variable Interest Entity. During the fiscal quarter beginning October 1, 2006, the Company accounted for the arrangement as a Variable Interest Entity (VIE) under the provisions of FIN 46R. This required the Company to consolidate the balances and operations of E Service with the balances and operations of the remainder of the Company.

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

The net income from operations of E Services has been classified on the statement of operations and comprehensive loss as loss from discontinued operations. Summarized results of discontinued operations are as follows:

	Year ending	Year ending	Year ending
(in thousands)	September 30, 2008	September 30, 2007	September 30, 2006
Service Revenues	$—	$3,890	$1,221
Cost of Service Revenues	—	2,612	2,099
Operating Expenses	—	2,449	578
Other Expenses	—	993	—
(Income)/Losses from unconsolidated subsidiary accounted for under the equity method	57	(212)	1456
Impairment of long term assets	1,421	—	—
Minority Interest in loss of consolidated subsidiary	—	10	—
Loss from discontinued operations	$1,477	$1,942	$1,456

E Services had previously been accounted for as a Variable Interest Entity (VIE) in past accounting periods. For the three months ending December 31, 2006, the operations were consolidated into the operations of the Company. In January 2007, the ownership ratio of E Services decreased to 24.9%, the operations were no longer consolidated and the VIE was accounted for under the equity method. The impairment loss recorded during the year ended September 30, 2008 represents the write down of the investment to the $790,250 sales value. Since October 1, 2006 E Services was operated as a stand-alone entity, generated no continuing cash flows and neither the Company nor any of its subsidiaries made any allocation of overhead including interest expense. No material contingent liabilities were retained after the disposal and no material operations activities occurred between September 30, 2008 and the disposal date of April 3, 2008.

Both of the DeWind subsidiaries represent entities that were originally acquired on July 3, 2006.  Assets and liabilities balances associated with these discontinued subsidiaries at the acquisition date include:

(unaudited, in thousands)
Allocated Intangible Assets:
Goodwill - allocated to service entity	$931
Service Contracts – allocated to service entity	1,442

Tangible Assets Acquired:
Cash	505
Trade Receivables, net	8,211
Inventories	3,585
Fixed Assets	1,046
Other assets	644
Total Fair value of tangible assets acquired	13,991

Total Assets Acquired	$16,364

Liabilities Assumed
Accounts Payable and Accrued Liabilities	$(8,129)
Warranty Reserves	(14,991)
Deferred revenues and customer advances	(5,106)

Total Liabilities assumed	$(28,336)

Net Liabilities assumed	$(11,972)

During fiscal 2007 we wrote off $931,000 of goodwill that had been allocated to the service entity since recovery of this balance was unlikely and is included in the other expense balance above.  During fiscal 2006 and 2007 the entire service contract intangible asset was amortized to expense.

NOTE 3 - GOING CONCERN

The Company has received a report from its independent auditors for the year ended September 30, 2008 that includes an explanatory paragraph describing the uncertainty as to the Company's ability to continue as a going concern. These consolidated financial statements contemplate the ability to continue as such and do not include any adjustments that might result from this uncertainty.

During the year ended September 30, 2008, the Company incurred a net loss of $45,553,000 and had negative cash flows from continuing operations of $51,360,000. In addition, the Company had an accumulated deficit of $185,163,000 at September 30, 2008. The Company's ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time.

Our principal sources of working capital have been private debt issuances and historically, the Company has issued registered stock and unregistered, restricted stock, stock options, and warrants in settlement of both operational and non-operational related liabilities and as a source of funds.

Commercial orders: To date, since inception for our Cable products and since the acquisition of DeWind, we have received orders for approximately $60 million in ACCC conductor products and $310 million of Wind turbines. We will require a significant increase in customer orders at sufficient profit margin levels to cover our expenses and generate sufficient cash flows from operations.

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

We believe our cash position, including usable restricted cash as of September 30, 2008 of $23.3 million and expected cash flows from revenue orders may not be sufficient to fund operations for the next four calendar quarters for both of our business segments.  We believe that we will have positive cash flow from our Cable business to fund its operations. We anticipate that additional cash is needed to fund operations beyond March, 2009 for our DeWind business, absent a large cash deposit for a future turbine order and to the extent required the Company intends to continue the practice of issuing stock, debt or other financial instruments for cash or for payment of services until our cash flows from the sales of our primary products is sufficient to provide cash from operations or if we believe such a financing event would be a sound business strategy.

NOTE 4 – ACQUISITION

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

In June, 2007 the Company filed for a claim against the principal shareholders of EU Energy to compensate the Company for under recorded liabilities and overstated asset balances.  The claim was resolved in July, 2007 by the return of 815,789 shares of Common Stock by the principal shareholders valued at $1.41 per share and was accounted for as a reduction in the purchase price of $1,150,000.

The Company accounted for the Acquisition as a purchase and, accordingly, the results of operations of EUE have been included in the consolidated financial statements since July 3, 2006. The allocation of the adjusted purchase price of $55,399,000 (including transaction costs) is as follows in thousands:

Goodwill		$24,319
Identifiable intangibles (see note 8)		24,473

Assets acquired:
Cash	1,164
Trade receivables, net	11,939
Inventories	22,450
Fixed assets	2,447
Other assets	5,621
Total fair value of tangible assets acquired		43,621

Liabilities assumed
Accounts payable and accrued liabilities	(9,412)
Warranty reserves	(15,774)
Deferred revenues and customer advances	(11,828)
Total liabilities assumed		(37,014)
Allocated purchase price		$55,399

Fair value of stock issued, less stock recovered through claim of $1,150,000		$54,079
Transaction costs		1,320
Total consideration		$55,399

The acquisition resulted in a significant amount of goodwill recorded which will not be deductible for income tax purposes. We believe that the goodwill represents the market opportunity inherent in wind turbines.

See also Note 2 for Assets and Liabilities Acquired that are Associated with Discontinued Operations.

The following table presents the consolidated results of operations on an unaudited pro forma basis as if the acquisition of EUE had taken place at the beginning of the periods presented. The following table has been prepared on the basis of estimates and assumptions available at the time of this filing that we believe are reasonable.

Year ended
September 30
In thousands	2006
Revenues	$35,691
Loss from Operations	(39,729)
Loss from Operations per weighted average share	$(0.23)

Other than the event described above, there was no difference between the loss from continuing operations and net loss for either fiscal year on a pro forma basis.

NOTE 5 - ACCOUNTS RECEIVABLE

Accounts receivable, net consists of the following:

In thousands	September 30, 2008	September 30, 2007

Turbine products and services receivables	$6,480	$814
Uninvoiced receivables	1,744	1,867
Cable products receivables	4,484	1,200
Gross receivables	12,708	3,881
Reserves	(687)	(421)
Net receivables	12,021	3,460
Portion relating to greater than one year, net of reserves of $0 and $0	248	301
Net current accounts receivable	$11,773	$3,159

Included in accounts receivable at September 30, 2008 and 2007 are billings on long term contracts, primarily for turbine retention payments. There are no unbilled balances related to long term contracts that are included in accounts receivable as of September 30, 2008 or 2007.

The retention payments arise under the terms of certain DeWind turbine purchase agreements where typically between 2% and 10% of a turbine purchase price is held back by a customer typically between six and twenty-four months following delivery of the turbine. As of September 30, 2008 there were $248,000 of retention payments receivable of which $89,000 is expected to be collected within one year and $159,000 is expected to be collected after September 30, 2009. Substantially all of the long term retention receivables are expected to be collected in the fiscal year ending September 30, 2010.

The asset unbilled receivables (noted in above table) represents revenue that is recognizable due to the performance of services for which billings have not been generated as of the balance sheet date. In general, amounts become billable pursuant to contractual milestones or in accordance with predetermined billing schedules.

NOTE 6 - INVENTORY

Inventories consist of the following:

In thousands	September 30, 2008	September 30, 2007

Raw Materials and Turbine Parts	$36,704	$12,591
Work in Progress	4,457	10,621
Finished Goods	3,123	3,985
Gross Inventory	44,284	27,197
Reserves	(1,833)	(1,495)
Net Inventory	$42,451	$25,702

Advanced payments for Turbine Inventory	$31,245	$12,121

Inventory acquired during the EU Energy acquisition consisted of partially constructed turbines, turbine parts used for construction of turbines, and service parts valued in the aggregate at $22,449,390. We evaluated all inventory acquired to determine the fair value under the guidance of SFAS 141. We valued the service parts and turbine parts used for turbine construction at replacement cost. We valued the partially constructed turbines at liquidated value, determined as the estimated sales price less costs to complete and sell. Partially constructed turbines are included in the work in progress balance as of September 30, 2008 and 2007.

The following table is offered to provide additional information regarding the composition of inventory as at September 30, 2008:

In thousands	Cable Segment	Wind Segment	Total
Raw Materials and Turbine Parts	$3,869	$32,835	$36,704
WIP	35	4,422	4,457
ACCCTM Finished Core, Cable, & Related Hardware	3,123	—	3,123
Gross Inventory	7,027	37,257	44,284
Reserves	(978)	(855)	(1,833)
Net Inventory	$6,049	$36,402	$42,451

During 2008 the Company’s DeWind segment had two inventory writeoffs, charged to turbine cost of sales.  DeWind wrote off $4,732,000 for turbine parts located at its German production facility that were scrapped as a result of the closure of that facility.  DeWind also recorded a reserve for $563,000 to reserve a partially completed turbine to be sold to a US customer to its estimated sales value.

NOTE 7- PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

		September 30,
In thousands	Estimated Useful Lives	2008	2007
Office furniture and equipment	3-10 yrs	$1,584	$1,142
Production equipment	3-10 yrs	6,390	5,986
Wind turbines in production	3-10 yrs	3,296	3,321
Automobiles	3-5 yrs	36	19
Leasehold improvements	7 yrs	2,075	424
Total Property		13,381	10,892
Accumulated Depreciation		(5,426)	(2,992)
Property, net		$7,955	$7,900

Property and equipment from EU Energy consisted of primarily production equipment, office equipment, and automobiles and totaled $5,660,000 in the aggregate. All property was evaluated under the guidance of SFAS 141, and properly valued accordingly.

In fiscal 2008, we recorded a $934,000 loss on impairment of a fixed asset into our DeWind segment recorded into depreciation to write down our prototype unit located in Germany to its estimated market value. Management determined that the wind patterns around the turbine had changed due to the erection of a building nearby.  We wrote down the turbine to its estimated open market sales value based on tender offers received, net of decommissioning and recommissioning costs.

Depreciation expense, including the loss on impairment above, was $2,940,000, $1,326,000, and $995,000, for the years ended September 30, 2008, 2007, and 2006, respectively.

NOTE 8 – GOODWILL AND INTANGIBLE ASSETS

The Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets” (SFAS 142) effective January 1, 2002. In accordance with SFAS 142, the Company does not amortize goodwill. The Company’s goodwill of $24,218,000 at September 30, 2008 is related to the acquisition of EU Energy on July 3, 2006 and is currently attributable entirely to the DeWind segment. In accordance with SFAS 142, the Company evaluates goodwill impairment at least annually, normally at year-end or when situations arise that may require re-evaluation.  We determined that as of September 30, 2008 no goodwill impairment was required except as noted below.

The following table reconciles the changes made to the goodwill acquired during the EU Energy Acquisition.

In thousands
Balance
Balance as of September 30, 2006	$25,469
Goodwill reduction due to returned shares – see Note 4	(1,150)
Increase in Goodwill due to acquisition inventory write downs	830
Impairment of Goodwill allocated to Service organization - see Note 2	(931)
Balance as of September 30, 2007 and 2008	$24,218

The increase in goodwill due to acquisition inventory write downs reflect a true up in the acquired turbine inventory balances.  During the year subsequent to the acquisition date of July 3, 2006, as the turbine inventory was sold at liquidation prices the Company reviewed the acquired cost.  For turbines sold out of the acquired inventory, under SFAS 141, when the recorded inventory cost was in excess of the liquidated sales price, the inventory cost was reduced to the liquidation price and goodwill was increased.

During fiscal 2007 we wrote off $931,000 of goodwill that had been allocated to our service entity, now recorded as discontinued operations.  We had allocated no goodwill to DeWind GmbH.

As of September 30, 2008, the Company had the following amounts related to other intangible assets, all related to the acquisition of EU Energy on July 3, 2006 and therefore the Turbine segment:

	September 30, 2008
	Gross		Net
	Carrying	Accumulated	Intangible
In thousands	Amount	Amortization	Assets
Supply Agreements	$12,347	$(165)	$12,182
Technology Transfer Agreements	3,131	(467)	2,664
Trade name	7,553	(850)	6,703
Service Contracts - see Note 2	1,442	(1,442)	—
Total	$24,473	$(2,924)	$21,549

	September 30, 2007
	Gross		Net
	Carrying	Accumulated	Intangible
	Amount	Amortization	Assets
Supply Agreements	$12,347	$—	$12,347
Technology Transfer Agreements	3,131	—	3,131
Trade name	7,553	(472)	7,081
Service Contracts - see Note 2	1,442	(1,442)	—
Total	$24,473	$(1,914)	$22,559

Aggregate amortization expense associated with continuing operations of the intangible assets with determinable lives was $1,010,000, 378,000, and $94,000 for the years ended September 30, 2008, 2007, and 2006 respectively.

The supply agreements are related to supplier agreements related to our DeWind D8.2 model. We will record amortization on this agreement over the life of the agreement beginning with the first commercial shipments of our D8.2, two units of which shipped in fiscal year 2008, and based on the expected units purchased under this agreement. Our technology transfer agreements are related to our China licensing arrangements. We will record amortization on these agreements as we recognize revenues under these agreements which are based on the turbines produced under these arrangements over three to five years. We have determined that our Trade name, DeWind, has a life of twenty years and we will amortize this balance on a straight-line basis. Our service contracts include service and maintenance contracts.  We fully amortized the service contracts as of September 30, 2007. All intangible assets listed are considered to have no residual value.

The unamortized balance of intangible assets is estimated to be amortized as follows:

In thousands For the Year Ending	Estimated Amortization
September 30,	Expense
2009	$3,506
2010	4,292
2011	4,453
2012	3,980
Thereafter	5,318
$21,549

NOTE 9 ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and Accrued Liabilities consisted of the following:

	September 30,
In thousands	2008	2007
Trade Payables	$33,099	$13,983
Accrued Acquisition Costs	250	319
Accrued Payroll	1,059	973
Deferred Rents	199	227
Total Accounts Payable and Accrued Liabilities	$34,607	$15,502

Accrued acquisition costs represent primarily legal and statutory payments required as a result of the EU acquisition.

NOTE 10 - WARRANTIES AND PRODUCT GUARANTEES

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

Warranty reserves consisted of:

	September 30, 2008	September 30, 2007
In thousands
Turbine warranty reserves	$684	$519
Cable warranty reserves	220	—
Reserve for turbine retrofitting	—	—
Reserve for turbine availability	1,053	716
Total Warranty and Product Guarantee reserves	1,957	1,235
Less Amount classified as current liabilities	1,461	1,008
Long term warranty liability	$496	$227

The following table sets forth an analysis of warranty reserve activity

In thousands	September 30, 2008	September 30, 2007
Beginning balance	$1,235	$323
Additional reserves recorded to expense	835	972
Reserves utilized	(90)	(98)
Impact of foreign currency translation	(23)	38
Ending balance	$1,957	$1,235

NOTE 11 - DEFERRED REVENUES AND CUSTOMER ADVANCES

The Company records all cash proceeds received from customers for advance payments on turbines, turbine parts, or cable orders and extended warranties on cable, as opted by the customer, to deferred revenues and customer advances until such time as the revenue cycle is completed and the amounts are recognized into revenues. Due to the long term nature of turbine sales which typically are supported by contracts with substantial payments in advance of delivery, deferred revenues and customer advances comprise a large component of our balance sheet. Deferred revenues and customer advances consist of the following:

	September 30, 2008	September 30, 2007
In thousands
Customer advances on turbine and turbine parts sales	$26,847	24,862
Deferred revenues - Other Turbine related	5,589	5,581
Deferred revenues - Cable sales	1,817	2,334
Total, Deferred revenues and customer advances	34,253	32,777
Balance included in current liabilities	33,525	32,398
Long term Deferred Revenues	$728	$379

Costs incurred related to deferred revenues and customer advances are capitalized into inventory as of the balance sheet date.

NOTE 12 – DEBT AND NOTES PAYABLE

The following table summarizes the Company’s debt structure as of September 30, 2008, 2007, and 2006:

(In thousands)	September 30, 2008	September 30, 2007
Senior Convertible 8% Notes due January, 2010 net discount of $1,199,098 and $2,337,656	7,838	9,835
Capital Leases	—	109
Total Debt	7,838	9,944
Balance included in current liabilities	—	(109)
Long Term Debt	$7,838	$9,835

Debt outstanding or issued during the year ended September 30, 2008 consisted of:

A.	February, 2007 Convertible Notes Payable

In February, 2007 we sold $22,825,000 face value of Senior Convertible Notes and detachable stock warrants to a group of private investors for gross proceeds of $22,825,000.  The notes are currently convertible into common stock of the Company at a price of $1.00 per share.  The Notes bear interest at the rate of 8% per year and may be redeemed by the Company at the Company’s option upon 30 days notice under the following scenarios:

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

Subsequent to the issuance, the June, 2007 Private Placement resulted in the Company issuing common shares at a price less than the conversion price of the Notes and less than the exercise price of the detachable warrants.  The issuances resulted in the decrease in the conversion price of the debt from $1.04 to $1.03 and a decrease in the exercise price of the detachable warrants from $1.13 per warrant to $1.11 per warrant.  The Company recorded additional debt discount of $297,000 consisting of $244,000 intrinsic value of the additional shares issuable at $1.03 and $53,000 for the difference in fair value of the warrants in 2007.

On May 9, 2008 the combined effect of the issuance of 13,333,333 common shares at $0.75 per share, the warrants issued in conjunction with the senior secured debt financing, and the option to purchase 45,454,544 shares at $0.88 per share resulted in the conversion price of the remaining principal to decrease from $1.03 to $1.00.   On May 9, 2008 the Company recorded an additional $302,000 of convertible debt discount consisting of $257,000 relating to the intrinsic value of the additional shares issuable upon full conversion of the remaining debt and $45,000 relating to the difference in fair value for the affiliated convertible debt warrants price adjustments as described in Note 13.  The additional debt discount will be amortized to interest expense over the remaining life of the convertible debt.

The following tables summarize the recording of the debt discount and deferred cash financing fees for the February, 2007 Notes:

In thousands:
Debt Discount:
Warrants issued for financing fees	$610
Detachable warrants and beneficial conversion features of Senior Notes	4,682
Total discount recorded at issuance	$5,292
Additional discount – anti-dilution impacts - 2007	297
Discount amortized to interest expense - 2007	(1,015)
Discount amortization accelerated due to conversion - 2007	(2,236)
Discount balance, September 30, 2007	$2,338
Additional discount – anti-dilution impacts - 2008	302
Discount amortized to interest expense - 2008	(889)
Discount amortization accelerated due to conversion - 2008	(552)
Discount balance, September 30, 2008	$1,199

Deferred Cash Financing Fees:
Cash financing fee of 6% of face value of Senior Convertible Notes	$1,369
Cash legal fees relating to financing	47
Total deferred cash financing fees recorded at issuance	$1,416
Deferred cash financing fees amortized to interest expense - 2007	(266)
Deferred cash financing fees accelerated due to conversion - 2007	(563)
Deferred cash financing fees balance, September 30, 2007	$587
Deferred cash financing fees amortized to interest expense - 2008	(206)
Deferred cash financing fees accelerated due to conversion - 2008	(132)
Deferred cash financing fees balance, September 30, 2008	$249

The remaining note discount recorded will be amortized ratably to interest expense over the expected remaining life of the Notes, currently the maturity date of January, 2010.

The following table summarizes the conversion of the principal of the 2007 Convertible Notes since issuance:

In thousands	Principal	Common Shares Issued or Issuable
Principal balance at issuance, February, 2007	$22,825
Conversions at $1.04 per share	(300)	288
Conversions at $1.03 per share	(10,353)	10,051
Principal balance at September 30, 2007	$12,172
Conversions at $1.03 per share	(2,135)	2,073
Conversions at $1.00 per share	(1,000)	1,000
Principal balance at September 30, 2008	$9,037
Total Shares issued for conversions to date	—	13,412
Total Shares issuable at current conversion price	—	9,037

B.  Bridge Financing:

On May 5, 2008 the Company entered into a bridge financing structured as a Senior Secured Debt Facility, which allowed for borrowings of up to $5,000,000 in exchange for cash interest consideration and 2,250,000 warrants with a term of three years and a $0.99 exercise price.   On May 5, 2008, the Company borrowed $2,500,000 under the facility and issued an initial 1,125,000 warrants.  The remaining $2,500,000 would become available for borrowing upon the satisfaction of the perfection of security interests in certain of the Company’s assets and which had been expected to become available within two weeks of the signature of the Facility.  For any amounts drawn, the Company was required under the facility to pay six months cash interest regardless of the length of time the debt was outstanding.  On May 9, 2008, as described in Note 6, the Company closed on the equity financing for $10,000,000 and pursuant the terms of the Senior Debt Facility was required to repay the initial drawdown in full which occurred on May 12, 2008 along with the required cash interest.  Subsequent to the repayment of the initial draw, a dispute arose over the requirement under the facility as to whether the Company was required to draw the additional $2,500,000 under the terms of the Facility.  In exchange for a release from all obligations under the Facility including the requirement to draw the additional funds which would then require additional payment of cash interest and including the release the security interests in certain assets of the Company, on May 23, 2008 the Company and the lender agreed to terminate the facility in exchange for the issuance of the warrants associated with the second drawdown. Accordingly, the Company issued the final 1,125,000 warrants at $0.99 exercise price per warrant and terminated the facility.  The Company recorded all warrants issued, financing fees, and cash interest as interest expense during the quarter ended June 30, 2008.  The Company valued the 2,250,000 warrants issued  at the fair value of  $1,045,000 using the Black-Scholes-Merton option-pricing model with a life of three years, volatility of 84%, a risk free rate of 2.3% and a dividend yield of 0%.

NOTE 13 - SHAREHOLDERS' EQUITY

PREFERRED STOCK

We have 5,000,000 shares of preferred stock authorized.  For the year ending September 30, 2008 there was no preferred stock outstanding.

COMMON STOCK

The Company has 600,000,000 shares of Common Stock authorized.  The covenants of our $22.8 million Convertible Debt offering prohibit the payment of cash dividends on our Common Stock prior to the Convertible Debt maturity, repayment, or conversion.  We have never paid cash dividends on our common stock.

The following issuances of common stock were made during fiscal 2008:

SERVICES RENDERED

In April, 2008 the Company issued 200,000 shares of common stock in exchange for investor relations services to be provided between April, 2008 and December, 2010. The Company recorded the issuance as a prepaid expense valued at $208,000, the market price on the date of issuance of $1.04, which is the fair value of the services to be provided.

CONVERSION OF CONVERTIBLE NOTES AND DEBENTURES

For the fiscal year ending September 30, 2008 we issued 3,073,004 shares of common stock for the conversion of $3,135,193 in convertible debentures.   $1,000,000 was converted at $1.00 per share and $2,135,193 was converted at $1.03 per share into 2,073,004 shares of common stock.

CASH

During the year ended September 30, 2008 the Company received $4,457,338 in cash from the exercise of 4,129,139 warrants.

During the year ended September 30, 2008 the Company received $196,000 from the exercise of 490,000 employee and consultant stock options.

May, 2008 Private Equity Placement

On May 9, 2008 the Company agreed to sell up to $50,000,000 of the Company’s Common Stock to Credit Suisse Securities (Europe) Limited.  The transaction was structured to provide for an immediate investment of $10,000,000 received on May 9, 2008 in exchange for 13,333,333 shares of Common Stock at a price per share of $0.75 with an option to purchase up to an additional 45,454,544 shares of common stock at a price per share of $0.88 per share for total potential proceeds of an additional $40,000,000.  The option would expire on June 30, 2008 if not exercised.  On June 27, 2008 Credit Suisse exercised the option in full and the Company received $40,000,000 in cash from the option exercise.   The Company valued the option using the Black-Scholes-Merton option pricing model at $4,014,000 using a volatility of 65%, a risk free rate of 1.79%, a  dividend rate of 0% and a market price of $0.88 per share.  The Company incurred $90,000 in fees associated with this transaction.

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

The following table summarizes all warrant activity from September 30, 2005 through September 30, 2008:

	Number of Shares	Weighted-Average Exercise Price

Outstanding, September 30, 2005	8,796,393	$1.70
Granted	5,261,756	$1.75
Exercised	(913,596)	$1.18
Cancelled	(1,656,160)	$1.42

Outstanding, September 30, 2006	11,488,393	$1.58
Granted	23,291,849	$1.13
Exercised	(2,314,135)	$1.06
Cancelled	(17,000)	$1.00

Outstanding, September 30, 2007	32,449,107	$1.30
Granted	2,250,000	$0.99
Issued pursuant to antidilution protection	542,272	n/a
Exercised	(4,129,139)	$1.08
Cancelled	(4,961,425)	$1.33
OUTSTANDING, September 30, 2008	26,150,815	$1.20

EXERCISABLE, September 30, 2008	26,150,815	$1.20

Cash exercises:

The following table summarizes the warrant exercises for cash for the year ended September 30, 2008. Each warrant was exercised for cash for a like number of shares of common stock of the Company:

Warrant Series	# of exercises	Warrants exercised	Cash consideration in $000s	Exercise Price per share
March, 2006 Series	5	926,716	$695	$0.75
Series T	2	41,000	$41	$1.00
February, 2007 Convertible Notes	1	2,403,847	$2,668	$1.11
June, 2007 PIPE	1	757,576	$1,053	$1.39
Total	9	4,129,139	$4,457	$1.08

The following table summarizes the warrants issued, outstanding, and exercisable as of September 30, 2008:

Warrant Series	Grant Date	Strike Price		Expiration Date	Warrants remaining	Proceeds if Exercised (in $000s)	Call feature
“December 2003”	Dec., 2003	$2.04		December, 2008	120,000	$245	(E	)
October, 2005 DIP Series 1	Oct, 2005	$1.17	(B)	October, 2008	1,030,608	1,206	None
October, 2005 DIP Series 2	Oct, 2005	$1.27	(C)	October, 2008	1,034,803	1,314	None
2006 Series A1	Mar, 2006	$1.55		March, 2009	150,000	233	None
2006 Series A2	Mar, 2006	$0.75	(D)	March, 2009	1,039,291	779	None
2006 Series B	Various 2006	$2.00		May, 2009	2,191,466	4,383	(F	)
2006 Series C	May, 2006	$1.25		December, 2010	200,000	250	None
2006 Series D	May, 2006	$1.50		December, 2010	200,000	300	None
2006 Series E	May, 2006	$1.75		December, 2010	200,000	350	None
2007 Series F	Nov, 2006	$1.10		November, 2009	220,000	242	None
2007 Convertible Debt	Feb, 2007	$1.06	(A)	February, 2010	7,367,815	7,810	None
2007 Convertible Debt Fees	Mar, 2007	$1.00	(A)	February, 2010	1,291,833	1,292	None
2007 Factoring	Mar, 2007	$1.06		February, 2009	1,800,000	1,908	None
June PIPE Series 1	Jun, 2007	$1.27	(A)	June, 2010	5,490,100	6,972	None
June PIPE Series 2	Jun, 2007	$1.28	(A)	June, 2010	1,564,901	2,003	None
2008 Debt Series 1	May, 2008	$0.96	(A)	May, 2011	1,125,000	1,080	None
2008 Debt Amendment	May, 2008	$0.99	(A)	May, 2011	1,125,000	1,114	None
Total					26,150,817	$31,481

(A) Subject to anti-dilution provisions. Certain future equity or equity equivalent issuances below the current exercise price per warrant may result in a weighted average price reset of the exercise price.

(B) Subject to anti-dilution provisions. Price reset under a weighted average 115% of “new issue price” reset in May, 2008. Certain future warrant issuances with exercise prices below $1.02 per warrant may result in weighted average price re-set and additional issuances of warrants.  These warrants expired unexercised in October, 2008.

(C) Subject to anti-dilution provisions. Price reset under a weighted average 125% of “new issue price” reset in May, 2008. Certain future warrant issuances with exercise prices below $1.02 per warrant may result in weighted average price re-set and additional issuances of warrants. These warrants expired unexercised in October, 2008.

(D) Subject anti-dilution provisions. Certain future equity or equity equivalent issuances below $0.75 per share may result in a price reset to 100% of the new issue price and additional issuances of warrants.

(E) Callable if closing market price is 200% of strike price for 20 consecutive trading days

(F) Callable if trading price is greater than $2.50 for 10 consecutive days

On May 9, 2008 we closed a common stock subscription and option transaction consisting of 13,333,333 shares of common stock for a $10,000,000 cash investment at $0.75 per share and an option for an additional cash investment of 45,454,544 shares of common stock for a  $40,000,000 cash investment at $0.88 per share. On May 5, 2008 and May 23, 2008 we issued a total of 2,250,000 warrants under the May 5, 2008 debt agreement valued at $1,045,000.  The combination of the issuance of the common shares, the investment option, and the warrants resulted in the triggering of anti-dilution protection of the following series resulting in exercise price decreases and additional warrant issuances:

	Price prior to reset	Reset price	Warrants issued prior to dilutive issuance	Additional Warrants issued	Reduction in Cash Proceeds (in $000s)
August, 2004 Debenture warrants	$1.40	$1.28	3,221,471	—	$387
Debenture Amend	$1.40	$1.28	1,083,592	—	130
October, 2005 DIP Series 1	$1.21	$1.17	996,538	34,070	—
October, 2005 DIP Series 2	$1.31	$1.27	1,003,207	31,596	—
2006 Series A2	$0.99	$0.75	1,489,399	476,606	—
2007 Convertible Debt	$1.11	$1.06	7,367,815	—	368
2007 Convertible Debt Fees	$1.03	$1.00	1,316,833	—	40
June PIPE Series 1	$1.39	$1.27	5,490,100	—	659
June PIPE Series 2	$1.40	$1.28	1,564,901	—	188
2008 Debt Series 1	$0.99	$0.96	1,125,000	—	34
Total				542,272	$1,806

There was no further impact to the price of any warrants on June 27, 2008 as a result of the option exercise to purchase 45,454,544 shares of common stock for $40,000,000.

We valued the price changes and additional warrants issued using the Black-Scholes-Merton option-pricing model.  We recorded expense related to modification of warrants for the combination of the fair value of any additional warrants issued and the difference between the fair value of the warrants prior to the exercise price reset and after the exercise price reset.  The total expense related to warrant modifications was $553,000.  We recorded an additional $45,000 of debt discount as discussed in Note 7 to record the fair value of those warrants associated with the remaining Convertible Debt principal.  We used the following assumptions to value the warrants affected:

Dividend rate = 0%
Risk free return between 1.80% and 2.3%
Market price of $0.88 per share
Volatility of between 66% and 84%
Time to maturity was the remaining life of the warrant series in question of between 0.27 and 3 years.

In April, 2008 the Company extended the life of the 2006 Series C, Series D, and Series E warrants by one year to December 31, 2010 as additional consideration for public relations work to be performed through December 31, 2010.  The Company recorded additional prepaid expense of $109,000 for the three warrant series representing the difference in fair value before and after the modification.  We used the following assumptions for the fair value calculations:

Dividend rate = 0%
Risk free return of 2.3%
Market price of $0.99 per share
Volatility of between 70% and 84%
Time to maturity of between 1.73 and 2.73 years

Management has reviewed and assessed the warrants issued during the year ended September 30, 2008 and determined that they do not qualify for treatment as derivatives under SFAS 133.

STOCK OPTIONS

On May 15, 2001, TTC, a predecessor to the Company, established the 2001 Incentive Compensation Stock Option Plan (the "TTC Plan"). The TTC Plan was administered by the Company's Board of Directors. Under the TTC Plan, the Board had reserved 4,764,000 shares of common stock to support the underlying options which may be granted. As part of TTC's acquisition by the Company on November 3, 2001, the TTC Plan was terminated, and the options were converted into options to purchase shares of the Company’s common stock pursuant to the 2002 Non-Qualified Stock Compensation Plan (the "2002 Stock Plan"). The number of shares reserved initially under the 2002 Stock Plan was 9,000,000. This number was increased to 14,000,000 on October 24, 2002 and increased to 24,000,000 on April 27, 2006. The 2002 Stock Plan automatically terminates on May 15, 2021 and no options under the 2002 Stock Plan may be granted after May 15, 2011.

On January 11, 2008 the Company’s Board of Directors established the 2008 Non-Qualified Stock Compensation Plan (the “2008 Stock Plan”) which was ratified by the Shareholders of the Company on March 4, 2008. The number of shares reserved under the 2008 Stock Plan was established at 25,000,000.   The 2008 Stock Plan allows for Incentive Stock Options to be issued to the Company’s employees or officers and Non-Statutory or Non-Qualifying Stock Options to be issued to the Company’s employees, officers, consultants, and directors for a period of 10 years from January 11, 2008.  To date, only Non-Qualifying Stock Options have been issued.

The exercise price of the underlying shares for both the 2002 Stock Plan and 2008 Stock Plan will be directed by the Board of Directors; however, the exercise price may not be lower than 100% of the mean of the last reported bid and asked price of the Company's common stock on the grant date as quoted on the NASDAQ Bulletin Board or any other exchange or organization. The term of each option will be established by the Board of Directors at the date of issue and may not exceed 10 years.  Option grants to employees, directors, and officers typically have a vesting schedule of between 3 and 5 years and are based upon length of service.

The following table summarizes the 2002 Stock Plan and 2008 Stock Plan stock option activity from September 30, 2005 through September 30, 2008.

	2002 Plan Number of Options	2008 Plan Number of Options	Total Number of Options	Average Exercise Price
Outstanding, September 30, 2005	6,167,936	—	6,167,936	$0.57
Granted	10,177,000	—	10,177,000	1.01
Exercised	—	—	—	—
Cancelled	(379,600)	—	(379,600)	1.29
Outstanding, September 30, 2006	15,965,336	—	15,965,336	$0.83
Granted	3,972,000	—	3,972,000	1.11
Exercised	(1,133,066)	—	(1,133,066)	0.32
Cancelled	(3,784,400)	—	(3,784,400)	1.04
Outstanding, September 30, 2007	15,019,870	—	15,019,870	$0.91
Granted	3,745,000	7,231,000	10,976,000	1.42
Exercised	(490,000)	—	(490,000)	0.40
Cancelled	(375,349)	—	(375,349)	1.44
Outstanding, September 30, 2008	17,899,521	7,231,000	25,130,521	$1.14

Exercisable, September 30, 2008	10,629,420	—	10,629,420	$0.89

The weighted-average remaining contractual life of the options outstanding at September 30, 2008 was 5.2 years. The exercise prices of the options outstanding at September 30, 2008 ranged from $0.25 to $2.09, and information relating to these options is as follows:

Range of Exercise Prices	Stock Options Outstanding	Stock Options Exercisable	Weighted Average Remaining Contractual Life in years	Weighted Average Exercise Price of Options Outstanding	Weighted Average Exercise Price of Options Exercisable
$0.25-0.49	1,363,216	1,363,216	3.3	$0.30	$0.29
$0.50-$0.99	2,845,000	2,520,000	3.9	$0.63	$0.60
$1.00-$1.49	17,156,054	6,141,391	5.9	$1.14	$1.05
$1.50-2.50	3,766,251	604,813	3.2	$1.80	$1.87
Total	25,130,521	10,629,420

During fiscal 2008 the Company granted 10,976,000 options with a weighted average fair value of $0.69 per option, determined using the Black-Scholes-Merton option pricing model.

As of September 30, 2008 the Company had 10,629,420 options exercisable with a total aggregate intrinsic value of $9,494,000.

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

NOTE 14 - EQUITY BASED COMPENSATION

On October 1, 2005, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” (SFAS No. 123R) which was issued in December 2004. SFAS No. 123R revises SFAS No. 123, “Accounting for Stock Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations. SFAS No. 123R requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award. SFAS No. 123R also requires measurement of the cost of employee services received in exchange for an award based on the grant-date fair value of the award. SFAS No. 123R also amends SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as financing cash inflows, rather than as a reduction of taxes paid, which is included within operating cash flows. The Company adopted SFAS No. 123R using the modified prospective method. Accordingly, prior period amounts have not been restated. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.

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

Key assumptions used in valuing options issued in the years ending September 30, 2008, 2007, and 2006 are as follows:

Fiscal year ending September 30	Risk Free Rate	Volatility
2006	4.36-4.95%	98-107%
2007	4.01-4.97%	88-98%
2008	2.30-4.29%	78-88%
A dividend yield of 0% was used for all years and the life used was the expected life of the instrument issued.

Stock compensation included in the results of operations for the years ended September 30, 2008, 2007, and 2006 is as follows:

	Year ended	Year ended	Year ended
In thousands	September 30	September 30	September 30
	2008	2007	2006

Cost of products sold	$64	$77	$—
Officer compensation	1,148	873	189
Selling and marketing	386	533	21
Research and development	622	569	207
General and administrative	753	302	561
Totals	$2,973	$2,354	$978

As of September 30, 2008, there was $10.5 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements related to stock options consisting of $8.6 million related to employee grants and $1.9 million related to consultant and director grants. The costs are expected to be recognized over a weighted-average period of 2.2 years.

The fair value of the Company’s stock-based compensation was estimated at the date of grant using the Black-Scholes option-pricing model, assuming no dividends and using the valuation assumptions noted in the following table. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life (estimated period of time outstanding) of the stock options granted was estimated using the historical exercise behavior of employees and the option expiration date. Due to the lack of an efficient public market in the Company’s stock prior to 2003, the estimated volatility for option grants is the historical volatility for the shorter of a three year look back period or the equivalent look back period for the expected life of the grant. All volatility calculations were made on a daily basis. The Company has valued 2008, 2007 and 2006 grants using 3 year volatility and 2005 grants using 2 year volatility. Options granted from fiscal 2006 through fiscal 2008 used the following range of assumptions:

Expected term	0.5-5 years
Expected and weighted average volatility	91.51%
Risk-free rate	2.30-4.97%

Tax Effect related to Stock-based Compensation Expense

SFAS No. 123R provides that income tax effects of share-based payments are recognized in the financial statements for those awards that will normally result in tax deductions under existing tax law. Under current U.S. federal tax law, the Company would receive a compensation expense deduction related to non-qualified stock options only when those options are exercised and vested shares are received. Accordingly, the financial statement recognition of compensation cost for non-qualified stock options creates a deductible temporary difference which results in a deferred tax asset and a corresponding deferred tax benefit in the income statement. Due to the uncertainty surrounding the future utility of the Company’s deferred tax assets, all deferred tax assets are fully allowed for as of September 30, 2008.

NOTE 15 - INCOME TAXES

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate of 34% to pre-tax loss from operations as a result of the following:

(In thousands)	Year Ended September 30,
	2008		2007		2006
Statutory regular federal tax rate	$(12,007)	34.0%	$(14,390)	34.0%	$(9,741)	34.0%
Change in valuation allowance	14,061	(40.0)%	16,067	(38.0)%	9,694	(33.8)%
State tax, net of federal benefit	(1,303)	3.7%	(1,390)	3.3%	(1,690)	5.9%
Convertible Note Exchanges	—	0.0%	—	0.0%	1,219	(4.3)%
Refundable Credit	(16)	0.0%	—	0.0%	—	0.0%
Other	(748)	2.3%	(290)	(0.7)%	518	(1.8)%
Total	$(13)	0%	$3	0%	$0	0%

In the first quarter in calendar year 2008, the Economic Stimulus Act of 2008 was enacted.  This act contained a provision which allowed for taxpayers to claim 50% bonus depreciation on eligible fixed assets placed in service during the period January 1, 2008 through December 31, 2008.  In addition to the Economic Stimulus Act of 2008, the Housing Assistance Act of 2008 was enacted.  This act had a provision that allowed taxpayers to claim a partial refund of its research and development credit and alternative minimum tax credit carryforwards in lieu of claiming the bonus depreciation.  The fixed assets eligible for calculating the refundable credit must be placed in service during the period April 1, 2008 through December 31, 2008.  As of  September 30, 2008, the Company estimates a total refundable credit of approximately $16,000.

Net deferred tax assets comprised the following at September 30, 2008 and 2007:

In thousands	2008	2007
Deferred tax assets

Net operating loss carry forwards and tax credits	$58,900	$46,200
Accrued legal settlements	—	—
Warrants issued for services	170	(1,078)
SFAS 123R stock-based compensation	1,970	1,192
Asset reserves and provisions	6,320	6,030
Fixed assets	610	(503)
Capitalized intangible assets	(6,550)	(6,853)
Other	—	—
Less: Valuation allowance	(61,420)	(44,988)
Net deferred tax assets	$—	$—

The valuation allowance increased by $15.4 million and $10.0 million during 2008 and 2007, respectively. The increases were due to the full reservation of additional deferred tax assets, primarily the additional net operating loss carry forwards generated from the Company’s annual net losses.

In assessing the realizability of the net deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends upon either the generation of future taxable income during the periods in which those temporary differences become deductible or the carry back of losses to recover income taxes previously paid during the carry back period. As of September 30, 2008, the Company had provided a full valuation allowance to reduce net deferred tax assets.

As of September 30, 2008, the Company had net operating loss carry forwards for federal, state and foreign income tax purposes of approximately $95,034,000, $72,342,000, and $62,023,000 respectively. The net operating loss carry forwards begin expiring in 2020 and 2010, for the Federal and State, respectively.

NOTE 16 - COMMITMENTS AND CONTINGENCIES

LEASES

The company leases the following office and production space:

	Monthly rent	Expires
Irvine, CA, headquarters	$83,044	December, 2010
Office and production - Lubeck, Germany	$21,200	June, 2009

Monthly rents are listed in US Dollars at the September 30, 2008 exchange rate. The Irvine, California rent increases by $3,154 per month on each January 1 lease anniversary date.

The Company leases vehicles with minimum payments of approximately $5,647 per month. The vehicles leases expire through May, 2011.
Rent expense was $1,398,000, $972,000, and $1,083,000 for the years ended September 30, 2008, 2007, and 2006, respectively.

Future minimum operating lease payments at September 30, 2008 were as follows:

In thousands Year ending September 30,	Operating Leases

2009	$1,459
2010	1,169
2011	309
2012	5
Thereafter	$—

All leases classified as capital leases during the year were paid off at September 30, 2008. Depreciation expense recorded for assets recorded under capital leases was $109,000, $369,000 and $400,000 for the fiscal years 2008, 2007 and 2006, respectively.

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

NOTE 17 LITIGATION

Enable Vs. Composite Technology Corporation:
On May 11, 2007 Enable Growth Partners, Enable Opportunity Partners, and Pierce Diversified Strategy Master Fund (collectively “Enable”) filed a Complaint in the Supreme Court of the State of New York, County of New York, Index No. 601598/2007 (the “Claim”).  Enable had previously invested $1,000,000 in the October, 2005 DIP financing and $1,000,000 in the March, 2006 Bridge Notes Financing.    The Claim states that the Company failed to properly calculate the fair value of certain consideration that was given in September, 2006 as an inducement to convert the March, 2006 Bridge Notes of certain other investors. On November 7, 2007 oral arguments were heard on the motion to dismiss. On May 12, 2008 Justice Bernard J. Fried of the Supreme Court of the State of New York granted our motion to dismiss and ordered that the case be closed.   On June 3, 2008 Enable filed a Notice of Appeal and Pre-Argument Statement.  In November, 2008 Enable and the Company’s insurer settled the claim whereby Enable agreed to drop the appeal of the case in exchange for $150,000 cash, paid by the insurer

FKI Engineering Ltd., FKI plc, and Brush Electrical Machines Ltd (collectively “FKI”) v. the Company and certain of its wind segment subsidiaries (here referred to as “DeWind”); DeWind v. FKI.

Between May, 2007 and November, 2007 work was performed on the statutory audits underlying the claim between DeWind subsidiaries DeWind GmbH and DeWind Holdings and FKI and which have not been completed pending resolution of the capital accounts issue. During these audits, the auditors have identified issues relating to the capital reserve accounts and what DeWind claimed were improper loan repayments of the German subsidiary prior to the sale of DeWind GmbH by FKI.

On December 7, 2007 a hearing was conducted to hear arguments on FKI’s motion for summary judgment of their claims for the FKI bond calls and the Brush claim. FKI received approval of a summary judgment on their positions consisting of a net judgment of 1,415,000 Euros plus interest and costs estimated at approximately 164,000 Euros on the FKI bond call claim between FKI and DeWind Holdings and 650,000 Euros plus interest and costs of approximately 115,000 Euros between FKI and DeWind GmbH.  DeWind Holdings had a deferred purchase consideration receivable claim of 2,359,000 Euros reduced to 363,000 Euros and incurred liabilities totaling 2,789,000 Euros for a total loss of 4,785,000 Euros or approximately $7,700,000.

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

In April, 2008 DeWind filed an amended counterclaim for the capital reserve accounts matter against FKI for 37,672,950 Euros ($53,047,280 at September 30, 2008 exchange rates) representing loans that DeWind contends were illegally repaid to FKI from DeWind between June, 2004 and June, 2005, plus statutory interest calculated since July, 2006 estimated to be in excess of 3,500,000 Euros ($4,928,000 at September 30, 2008 exchange rates), and additional attorney and court costs estimated to be approximately 400,000 Pounds Sterling ($712,000 at September 30, 2008 exchange rates), and inestimable restitution, tax indemnity, and other damages.

In July, 2008 DeWind, FKI, related counsel, and the presiding judge of the High Court of Justice, Queen’s Bench Division, Commercial Court in the UK conducted a case management conference and set a tentative date for trial in April, 2009.  Court briefs and declarations were required to be filed by November, 2008.

In September, 2008, DeWind GmbH filed for insolvency proceedings in part due to the impending costs of litigation against FKI and in part due to the negative operational cash flows and cash position of the subsidiary.  Effective in October, 2008 the appointed receiver for DeWind GmbH is now responsible for pursuing the DeWind GmbH claim against FKI for its capital accounts litigation.   In November, 2008 a winding up petition was filed by FKI for DeWind Holdings, Ltd due to non-payment of a statutory demand for 1,545,596 Euros ($2,176,353 at September 30, 2008 exchange rates) filed in January, 2008 and included in the amounts listed above that were adjudicated in December, 2007.  On November, 21 2008 FKI filed for and received approval to dismiss the DeWind GmbH capital accounts claim on December 10, 2008 unless a total of 110,000 Euros ($140,000 at November 30, 2008 exchange rates) of court and legal costs are paid for by DeWind Holdings or guaranteed by another entity.  Composite Technology Corporation is no longer involved in the court proceedings between DeWind GmbH and the FKI parties and neither Composite Technology Corporation nor its remaining subsidiaries has made or guaranteed payment through December 12, 2008.  The Company is not aware whether the DeWind GmbH receiver has made, or intends to make, any such payment.  Upon filing for insolvency, the DeWind GmbH receiver, at their sole direction, is responsible for the legal activity surrounding the capital accounts claim.

FKI has attempted to enforce collection of the funds due to FKI from two of the Company’s subsidiaries for their adjudicated debts due from DeWind GmbH (now insolvent) and its holding company, DeWind Holdings. DeWind Holdings’ only asset is the share capital of DeWind GmbH.  DeWind Holdings is in turn a wholly owned subsidiary of DeWind Turbines, Ltd. which is in turn a wholly owned subsidiary of Composite Technology Corporation.  There are no parent company guarantees provided by DeWind Turbines, Ltd. or Composite Technology Corporation for either DeWind Holdings or DeWind GmbH.   Prior to insolvency proceedings, DeWind GmbH operated substantially for the purpose of servicing and managing the warranty liabilities related to wind turbines sold up to June, 2005 while DeWind was under FKI control. We believe that the DeWind GmbH Insolvency will have a minimal impact on the expected future operations of our wind segment.

The resolution of the capital reserve accounts issues is not reasonably estimable at this time and no contingent asset has been recorded to date for any future funds potentially receivable from FKI, if any, to resolve the capital reserve account issues.

Composite Technology Corporation and CTC Cable Corporation v. Mercury Cable & Energy, LLC, Ronald Morris, Edward Skonezny, Wang Chen, and “Doe” Defendents 1-100 (“Mercury”)

On August 15, 2008 the Company filed suit in the Superior Court of the State of California, County of Orange, Central Justice Center (Case No. 30-2008 00110633) against the Mercury parties including multiple unknown “Doe” defendents, expected to be named in discovery proceedings, claiming Breach of Contract, Unfair Competition, Fraud, Intentional Interference with Contract, and Injunctive Relief.    Several of the Mercury parties had filed a claim under the Company’s Chapter 11 bankruptcy proceedings which was settled during the bankruptcy and which provided for certain payments for sales made to China.  The settlement agreement included non-compete agreements and stipulated the need to maintain confidentiality for the Company’s technology, processes, and business practices.  The Company claims that the Mercury parties have taken actions, which violate the Settlement Agreement and the Bankruptcy Court Order, including the development of and attempting to market similar conductor products and disclosing confidential information and the Company further claims that the Settlement Agreement was entered into with fraudulent intent.  The Company claims that the Mercury parties engaged in unlawful, unfair, and deceptive conduct and that these actions were performed with malice and with intent to cause injury to the Company.  The Company is asking for actual damages, punitive damages, and attorney fees.  No estimate of such damages can be made at this time and no accrual for such fees is included in the Company’s financial statements at September 30, 2008.

NOTE 18 - RELATED PARTY TRANSACTIONS

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

The Company has contracts with two companies owned by its director, Michael McIntosh: a legal services agreement with The McIntosh Group (TMG) for legal and intellectual property services and a consulting agreement with Technology Management Advisors, LLC (TMA) for strategic business advisory services related to technology and international patent and intellectual property filings. The initial agreements were executed on March 1, 2002 for a term of three years and were renewed in 2005.

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

For the fiscal year ended September 30, 2008 we recorded fees of $250,000 and patent filing fees of $64,000 for TMG, and fees of $250,000 and incidental expenses of $112,000 for TMA. All of these expenses were recorded to Research and Development expense.

As of September 30, 2008 the Company had outstanding balances due to TMA and TMG of $51,000 and $65,000 respectively, included in accounts payable.

NOTE 19 - SEGMENT INFORMATION

The Company conducts its operations in the following two business segments: CTC Cable Segment and DeWind Turbine Segment. The segments have been organized on the basis of products. All of each segment’s product revenues relate to external customers. See also the analysis in Item 7 Management Discussion and Analysis.

CTC Cable Segment
Located in Irvine, California with sales personnel located near Portland Oregon and Atlanta, Georgia, the CTC Cable segment produces and sells ACCC conductor and related ACCC hardware products for the electrical transmission market. ACCC conductor production is a two step process. The Irvine operations produce the high strength, light weight composite “core” (ACCC core) which is then shipped to one of four cable manufacturers in Canada, Belgium, China, or Bahrain where the core is stranded with conductive aluminum wire to become ACCC conductor. ACCC conductor is sold both through a distribution agreement with General Cable in the US and Canada, into China through our distribution agreement with Far East Composite Cable,  as well as directly by CTC Cable to utility customers worldwide.  ACCC conductor has been sold commercially since 2005 and is currently marketed worldwide to electrical utilities and transmission companies.

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

The accounting policies of the reportable segments are the same as those described in Note 1. The Company evaluates the performance of its operating segments primarily based on revenues and operating income. Prior to June 30, 2006, the Company operated under one segment and allocated some corporate costs to the CTC Cable Segment.

Segment information for the years ended Septmeber 30, 2008, 2007 and 2006 is as follows:

In thousands	Corporate	Cable	Turbine	Total
2008:
Revenues	$—	$32,715	$41,426	$74,141
Operating income/(loss)	(7,418)	1,391	(24,898)	(30,925)
Total assets	16,085	15,803	133,552	165,440
Goodwill	—	—	24,218	24,218
Capital expenditures	—	1,959	1,063	3,022
Depreciation & amortization	—	776	3,174	3,950

2007:
Revenues	$—	$16,008	$18,859	$34,867
Operating loss	(6,291)	(4,362)	(12,444)	(23,097)
Total assets	16,606	11,538	95,693	123,837
Goodwill	—	—	24,218	24,218
Capital expenditures	—	642	4,528	5,170
Depreciation & amortization	—	799	905	1,704

2006:
Revenues	$—	$3,554	$4,335	$7,889
Operating loss	(5,535)	(8,384)	(2,808)	(16,727)
Total assets	187	6,557	92,510	99,254
Goodwill	—	—	25,469	25,469
Capital expenditures	—	467	27	494
Depreciation & amortization	—	793	296	1,089

The Company operates and markets its services and products on a worldwide basis with its principal markets as follows:

Revenue allocation by geographic region based on location of customer:

	Twelve Months Ended September 30,
In thousands	2008			2007			2006
	Cable	Turbine	Consolidated	Cable	Turbine	Consolidated	Cable	Turbine	Consolidated

Europe	$6,896	$17,806	$24,702	$50	$11,519	$11,569	$—	$265	$265
China	24,900	18,117	43,017	12,857	7,340	20,197	1,693	4,070	5,763
South America	68	3,404	3,472	—	—	—	—	—	—
North America	851	2, 099	2,950	3,101	—	3,101	1,861	—	1,861
Total Revenue	$32,715	$41,426	$74,141	$16,008	$18,859	$34,867	$3,554	$4,335	$7,889

	September 30, 2008			September 30, 2007
	Cable	Turbine	Consolidated	Cable	Turbine	Consolidated
Long-lived assets (including goodwill and intangible assets) by geographic region based on location of operations:
Europe	$—	$50,292	$50,292	$—	$54,504	$54,504
United States	3,430	—	3,430	2,283	—	2,283
Total long-lived assets (including goodwill and intangible assets)	$3,430	$50,292	$53,722	$2,283	$54,504	$56,787

For the current fiscal year ending September 30, 2008, three customers in China represented 58.0% of revenues (two customers from our DeWind segment and one customer from our Cable segment at 24.4% and 33.6%, respectively) and three customers in Europe with 26.3% of revenues (two customers from our DeWind segment and one customer from our Cable segment at 17.5% and 8.8%, respectively). For the prior fiscal year ending September 30, 2007, three customers in China represented 57.9% of revenues (two customers from our DeWind segment and one customer from our Cable segment at 21.1% and 36.9%, respectively), three customers in Europe with 29.6% of revenues (all from our DeWind segment), and one customer from North America with 6.1% of revenues (from our Cable segment). For fiscal year ending September 30, 2006, two customers in China represented 69% of revenues (one customer from our DeWind segment and one customer from our Cable segment, at 47% and 22%, respectively) and one customer in North America represented 20% of revenues (from our Cable segment). No other customer represented greater than 5% of consolidated revenues.

The following Unaudited Pro-forma Segment information for the years ended September 30, 2006 is provided to show the effect if the operating results of DeWind had been included from the beginning of fiscal 2006:

In thousands	Corporate	Cable	Turbine	Total
2006:
Revenues	$—	$3,554	$11,296	$14,850
Operating loss	(6,337)	(7,582)	(4,797)	(18,716)
Total assets	187	6,557	92,510	99,254
Goodwill	—	—	25,469	25,469
Capital expenditures	—	467	27	494
Depreciation & amortization	—	793	873	1,666

NOTE 20 – SUBSEQUENT EVENTS

On October 7, 2008 the Company’s DeWind segment entered into an agreement with Higher Perpetual Energy LLC to form DeWind SWI Wind Farms, LLC to develop four wind farms totaling up to 620 megawatts of electrical energy capacity.  DeWind had paid $130,000 prior to year end for expenses related to this project which are recorded as prepaid expenses on the balance sheet at September 30, 2008.

NOTE 21 - SUPPLEMENTAL FINANCIAL INFORMATION

Supplemental Quarterly Financial Information (unaudited)

In thousands

Fiscal year ended September 30, 2008	December 31	March 31	June 30	September 30
Revenue	$17,586	$21,166	$20,501	$14,888
Gross profit	4,220	3,569	796	834
Loss before income taxes	(5,183)	(8,351)	(11,587)	(10,193)
Net loss	(7,361)	(11,343)	(13,191)	(13,658)
Basic and diluted net loss per share	$(0.03)	$(0.05)	$(0.06)	$(0.05)

Fiscal year ended September 30, 2007	December 31	March 31	June 30	September 30
Revenue	$7,938	$8,442	$12,406	$6,081
Gross profit (Loss)	797	998	2,913	(1,177)
Loss before income taxes	(3,851)	(6,154)	(3,837)	(9,255)
Net loss	(6,949)	(11,058)	(8,123)	(18,353)
Basic and diluted net loss per share	$(0.04)	$(0.06)	$(0.04)	$(0.09)

Fiscal year ended September 30, 2006	December 31	March 31	June 30	September 30
Revenue	$573	$1,030	$1,785	$4,501
Gross profit (Loss)	251	53	533	(28)
Loss before income taxes	(7,234)	(6,516)	(4,206)	(8,648)
Net loss	(7,235)	(6,518)	(4,206)	(10,564)
Basic and diluted net loss per share	$(0.04)	$(0.06)	$(0.04)	$(0.06)

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A - CONTROLS AND PROCEDURES

Management's Report on Assessment of Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined under Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency (within the meaning of PCAOB Auditing Standard No. 5), or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions.

Fiscal 2008 Assessment.

During management's review of our internal control structure under Sarbanes-Oxley section 404, for the fiscal year ending September 30, 2008, we determined the following to be material weaknesses:

Entity level Processes and weaknesses. As of September 30, 2008, the following material weaknesses existed related to general processes and weaknesses for the entity taken as a whole:

o Proper segregation of duties and inadequate training did not exist as well as an inadequate number of accounting and finance personnel staff at fiscal year end.

o The Company currently has a two member Audit Committee, a two member Compensation Committee, and has had a designated financial expert on the Board of Directors since January of 2006. Until December, 2005 we only had a two person non-independent Board of Directors and from January, 2006 through November, 2006 we had one independent director and two non-independent directors comprising our Board of Directors.  In October, 2007 we added one additional independent director who also serves on the Audit and Compensation committees.

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

Information Technology General Controls (ITGC'S). ITGC'S include four basic information technology (IT) areas relevant to internal control over financial reporting: program development, program changes, computer operations, and access to programs and data. As of September 30, 2008, a material weakness existed relating to our information technology general controls, including ineffective controls relating to:

o Access to programs and data including (1) user administration, (2) application and system configurations, and (3) periodic user access validation

Inventory Processes. As of September 30, 2008, the following material weaknesses existed related to ineffective controls over our inventory processes:

o Perpetual Inventory records: Ineffective controls to (a) accurately record the raw materials inventory moved out of inventory stores and into manufacturing production and later into finished goods, (b) accurately record manufacturing variances, (c) properly reconcile in sufficient detail all inventories for turbine parts  owned by the Company but held at third parties.

Procure to Pay process. During our fiscal 2008 assessment of the Company’s procure to pay (cash payments and disbursements) cycle, we determined that there were numerous significant control deficiencies relating primarily to inventory purchasing and related purchasing and payable system control deficiencies. If assessed on an individual basis, none of these deficiencies were determined to be material weaknesses. However, taken in the aggregate we believe the following constitute a material weakness:

i) There were inadequate system driven matching controls over the receiving function for inventory parts and supplies. Receiving tolerances for inventory related pricing and quantities received are not established systematically.

ii) There were inadequate vendor management duties and responsibilities during the year

iii) There was a lack of sufficient purchasing reports for management review.

Equity Administration Process. During our 2008 assessment, we noted a lack of segregation of duties over tracking and recording stock related activity.

Accounting personnel.  During our 2008 assessment, we determined that we do not have a sufficient number of accounting personnel trained in Generally Accepted Accounting Principles working in our DeWind subsidiary.

In fiscal 2008 we focused on resolving the issues identified in fiscal 2007 for both of our businesses.  For our US operations, primarily CTC Cable, Corporate, and DeWind US operations, we implemented a series of improvements to our companywide accounting and CTC Cable manufacturing IT systems in the U.S.  Most of these enhancements were finalized in October, 2008 after year end and therefore not effective for fiscal 2008.  For the DeWind Europe material weaknesses identified, the nature of the material weaknesses were generally categorized as relating to the management and tracking of turbine parts and turbine component inventory and the related controls over purchasing and procurement of these inventories and information technology used to manage these inventories as described below.

During fiscal 2008, the following events transpired that will impact our internal control structure for future periods.

During the year, we elected to defer any improvements over the DeWind European material weaknesses since we made the strategic decision to close our German production facility, which was undertaken in July, 2008.  We have transitioned the sourcing of our turbine nacelle units to outside vendors including TECO Westinghouse.   We began to transition our turbine nacelle supply chain to TECO’s operations and systems during the year.   The transition was  incomplete as of fiscal year end and which resulted in a material weakness described above relating to reconciliation of turbine parts, primarily small unit dollar value, with TECO system counts.

In October, 2006 we sold 50% of our ownership of the service business of DeWind.  With the further sale of another 25.1% of the service business in January, 2007, the service entity’s accounting and internal control structure came under the control of our partner, Enertrag.  We completed the sale in April, 2008.  As such, we have excluded the service entity from the scope of our internal control assessment.

During the year, we also continued to improve the US internal controls.  We hired additional supporting accounting staff to further separate duties between accounting and operational functions.  We implemented additional review procedures of complex transactions and established and enforced additional policies and procedures.  Throughout 2008 we worked on enhancements to our accounting and management information systems culminating in October, 2008.  Finally, in October, 2007, we appointed an additional independent director who serves on the audit committee and compensation committees.

Management believes that our controls and procedures will continue to improve as a result of the further implementation of these measures.

The Company's management has identified the steps necessary to address the material weaknesses existing in 2008 described above, as follows:

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

(6) Evaluating the internal audit function in relation to the Company's financial resources and requirements. We expect to pursue a strategy of outsourcing our internal audit function in fiscal 2009;

(7) Develop and maintain an effective inventory reconciliation process between DeWind’s accounting records and TECO Westinghouse records.

The Company began to execute the remediation plans identified above in the first fiscal quarter of 2009.

Except for the beginning of the transition of control of our DeWind inventory to TECO/Westinghouse in the fourth fiscal quarter of 2008, there was no change in our internal control over financial reporting during the year ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than the remediation measures which are described above.

SingerLewak LLP, our independent registered public accounting firm, has audited management's assessment of the effectiveness of the Company's internal control over financial reporting as of September 30, 2008 as stated in their report which appears in this Annual Report on Form 10-K.

Evaluation of Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer/ and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of September 30, 2006, 2007, and 2008 because of the material weaknesses identified above.

ITEM 9B - OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORP ORATE GOVERNANCE

The information required by Item 10 of Form 10-K is incorporated by reference from the information contained in the sections captioned "DIRECTORS AND EXECUTIVE OFFICERS", "CORPORATE GOVERNANCE" and "SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" in the Proxy Statement that will be delivered to our shareholders in connection with our March 3, 2008 Annual Meeting of Shareholders.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K is incorporated by reference from the information contained in the section captioned "EXECUTIVE COMPENSATION: COMPENSATION DISCUSSION AND ANALYSIS" in the Proxy Statement that will be delivered to our shareholders in connection with our March 3, 2009 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AN D MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of Form 10-K is incorporated by reference from the information contained in the section captioned "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS" in the Proxy Statement that will be delivered to our shareholders in connection with our March 3, 2009 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSA CTIONS, AND DIRECTOR INDEPENDENCE

The information, if any, required by Item 13 of Form 10-K is incorporated by reference from the information contained in the sections captioned "CORPORATE GOVERNANCE" and "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" in the Proxy Statement that will be delivered to our shareholders in connection with our March 3, 2009 Annual Meeting of Shareholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 of Form 10-K is incorporated by reference from the information contained in the section captioned "INDEPENDENT ACCOUNTANTS" in the Proxy Statement that will be delivered to our shareholders in connection with our March 3, 2009 Annual Meeting of Shareholders.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

(1) Financial Statements - See Index to Consolidated Financial Statements under Item 8 above.

(2) Financial Statement Schedule. See Schedule II - Valuation and Qualifying Accounts and Reserves in this section of this 10-K.

(3) Exhibits - See Index to Exhibits following the signatures to this report.

COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED SEPTEMBER 30, 2008
(In thousands)

	Balance at beginning of year	Reserves Acquired	Additions charged to costs and expenses	Payment or utilization,	Balance at end of year

FY2008
Allowance for doubtful accounts	$421		$266	$-	$687
Inventory reserve	1,495	-	338	-	1,833
Warranty reserve	1,235	-	812	(90)	1,957

FY2007
Allowance for doubtful accounts (current)	$2,500		$421	$(2,500)	$421
Inventory reserve	258	-	1,237	-	1,495
Warranty reserve	323	-	1,010	(98)	1,235

FY2006
Allowance for doubtful accounts	$2,500	$-	$-	$-	$2,500
Inventory reserve	235	-	24	-	258
Warranty reserve	-	323	-	-	323

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPOSITE TECHNOLOGY CORPORATION

By:	/s/ Benton H Wilcoxon

Benton H Wilcoxon
Chief Executive Officer

Dated: December 23, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Benton H Wilcoxon

Benton H Wilcoxon
Chief Executive Officer and
Chairman (Principal Executive Officer)

Dated: December 23, 2008

By:	/s/ Domonic J. Carney

Domonic J. Carney
Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: December 23, 2008

/s/ D. Dean McCormick III

D. Dean McCormick III
Director

Dated: December 23, 2008

/s/ Michael D. McIntosh

Michael D. McIntosh
Director

Dated: December 23, 2008

/s/ John P. Mitola

John P. Mitola
Director

Dated: December 23, 2008

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

10.12(12)	Securities Purchase Agreement dated as of June 11, 2007 by and among the Registrant and the investors set forth therein

10.13(12)	Form of Warrant

10.14(12)	Registration Rights Agreement dated as of June 11, 2007 by and among the Registrant and the investors set forth therein

10.15(13)	Securities Purchase Agreement dated as of June 18, 2007 by and among the Registrant and the other parties listed therein

10.16(13)	Form of Warrant

10.17(13)	Registration Rights Agreement dated as of June 18, 2007 by and among the Registrant and the other parties listed therein

10.18(13)	Wind Turbine Agreement, dated as of June 15, 2007, by and between DeWind, Inc. and Enerserve Limited

10.19(14)	Letter Agreement dated as of October 31, 2007 between the Registrant and John P Mitola

10.20(14)	Option Agreement dated as of October 31, 2007 between the Registrant and John P Mitola

10.21(15)	Factoring agreement by and between the Registrant and Bradley Rotter dated as of December 31, 2006

10.22(16)	Sales Agreement, effective as of January 30, 2008 by and between S&M CZ s.r.o. and DeWind Ltd. (English translation)

10.23(17)	Financing Agreement, effective as of May 5, 2008 by and between the Registrant and ACF CTC, L.L.C

10.24(17)	Form of Warrant

10.25(17)	Subscription Agreement, effective as of May 9, 2008 by and between the Registrant and Credit Suisse Securities (Europe) Ltd

10.26(17)	Call Option Deed by and between the Registrant and Credit Suisse Securities (Europe) Ltd.

10.26(18)	Subscription Agreement, effective as of June 26, 2008 by and between the Registrant and Credit Suisse Securities (Europe) Ltd

10.27(19)	Promotion Letter, executed on September 3, 2008, by and between Composite Technology Corporation and Robert Rugh.

23.1(20)	Consent of SingerLewak LLP

31.1(20)	Rule 13a-14(a) / 15d-14(a)(4) Certification of Chief Executive Officer

31.2(20)	Rule 13a-14(a) / 15d-14(a)(4) Certification of Chief Financial Officer

32.1(20)	Section 1350 Certification of Chief Executive Officer

32.2(20)	Section 1350 Certification of Chief Financial Officer

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

(15) Incorporated herein by reference to Form 10-Q filed with the U.S. Securities and Exchange Commission on February 14, 2007.

(16) Incorporated herein by reference to Form 8-K filed with the U.S. Securities and Exchange Commission on February 5, 2008.

(17) Incorporated herein by reference to Form 8-K filed with the U.S. Securities and Exchange Commission on May 9, 2008.

(18) Incorporated herein by reference to Form 8-K filed with the U.S. Securities and Exchange Commission on July 2, 2008.

(19) Incorporated herein by reference to Form 8-K filed with the U.S. Securities and Exchange Commission on September 9, 2008.

(20) Filed herewith.