Form 10-K/A
period 2008-09-30
COMPOSITE TECHNOLOGY CORP
filed 2009-02-06
CIK 317477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

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

Securities registered under Section 12(g) of the Act: Common Stock, $0.001 par value

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of November 30, 2008, there were 287,988,370 shares of Common Stock issued and outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended September 30, 2008 filed with the SEC on December 23, 2008 (the “Annual Report”) is filed to amend drafting errors on page 37 of the Annual Report. Of note on page 37, although “Loss from Continuing Operations” and “Loss from Discontinued Operations” for the year ended September 30, 2008 in the table under Item 6 “Selected Financial Data” each appear as negative figures, the sum of such values — the “Net income (loss),” was mistakenly reported as a positive number, when it also should have been reported as a negative number.  Further, the 2006 Loss from Continuing Operations figure was corrected as well as the 2007 Total Long Term Obligations figure. The entire Item 6 “Selected Financial Data” section is included in this Amendment.

Except as required to reflect the change noted above, this Amendment does not attempt to modify or update any other disclosures set forth in our Annual Report on Form 10-K.  Additionally, this Amendment does not purport to provide a general update or discussion of any other developments of the Company subsequent to the original filing.  The filing of this Amendment shall not be deemed an admission that the original filing, when made, included any untrue statement of material fact or omitted to state a material fact necessary to make a statement not misleading.

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

(All figures are presented in thousands except per share items)	Year Ended September 30
	2004*	2005	2006**	2007	2008
Statement of Operations Data	Restated

Operating Revenues	$2,500	$1,009	$7,889	$34,867	$74,141
Loss from Continued Operations	(14,688)	(40,163)	(26,608)	(30,608)	(35,341)
Loss from Discontinued Operations	—	—	(1,915)	(13,876)	(10,212)
Net income (loss)	(14,688)	(40,163)	(28,523)	(44,484)	(45,553)
Total Assets	18,081	5,771	87,665	123,837	165,440
Total Long Term Obligations	9,635	11,708	6,421	9,835	7,838
Cash Dividends per Common Share	—	—	—	—	—
Basic and fully diluted loss from continuing operations per common share	(0.14)	(0.35)	(0.19)	(0.16)	(0.15)
Basic and fully diluted net loss per common share	$(0. 14)	$(0.35)	$(0.20)	$(0.23)	$(0.19)

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

Dated: February 6, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Benton H Wilcoxon

Benton H Wilcoxon
Chief Executive Officer and
Chairman (Principal Executive Officer)

Dated: February 6, 2009

By: /s/ Domonic J. Carney

Domonic J. Carney
Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: February 6, 2009

/s/ D. Dean McCormick III

D. Dean McCormick III
Director

Dated: February 6, 2009

/s/ Michael D. McIntosh

Michael D. McIntosh
Director

Dated: February 6, 2009

/s/ John P. Mitola

John P. Mitola
Director

Dated: February 6, 2009

/s/ Michael Lee

Michael Lee
Director

Dated: February 6, 2009