Form 10-Q
period 2008-12-31
COMPOSITE TECHNOLOGY CORP
filed 2009-02-17
CIK 317477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2008

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of: February 14, 2009

CLASS	NUMBER OF SHARES OUTSTANDING
Common Stock, par value $0.001 per share	287,988,370 shares

COMPOSITE TECHNOLOGY CORPORATION
Form 10-Q for the Quarter ended December 31, 2008

ITEM 1
PART 1 - FINANCIAL STATEMENTS
COMPOSITE TECHNOLOGY CORPORATION
AND SUBSIDIARIES
CONSOLIDATED, CONDENSED BALANCE SHEETS
(IN THOUSANDS)

	December 31, 2008	September 30, 2008
	(unaudited)	(restated)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$9,751	$22,594
Restricted Cash	—	693
Accounts Receivable, current, net of reserve of $679 and $687	8,102	11,773
Inventory, net	52,984	42,088
Advance Payments for Turbine Inventory	23,580	31,245
Prepaid Expenses and Other Current Assets	1,930	1,425

Total Current Assets	96,347	109,818

Long Term Trade Receivables	245	248
Property and Equipment, net	11,782	7,955
Goodwill	24,218	24,218
Intangible Assets, net	21,454	21,549
Other Assets	769	1,289
TOTAL ASSETS	$154,815	$165,077

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable and Other Accrued Liabilities	$32,499	$34,607
Deferred Revenues and Customer Advances	39,564	33,525
Warranty Provision	933	1,462
Provision for Loss on Turbine Contracts	—	7,597
Net Liabilities for Deconsolidated Subsidiary in Liquidation	18,923	19,145

Total Current Liabilities	91,919	96,336

LONG TERM LIABILITIES
Long Term Portion of Deferred Revenues	611	727
Long-Term Portion of Warranty Provision	275	496
Convertible Notes – Long-Term	8,063	7,838
Total Liabilities	100,868	105,397

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common Stock, $.001 par value 600,000,000 shares authorized 287,988,370 (unaudited) and 287,988,370 issued and outstanding	288	288
Additional Paid-in Capital	254,019	252,445
Accumulated Deficit	(201,456)	(193,123)
Accumulated Other Comprehensive Income	1,096	70
Total Shareholders’ Equity	53,947	59,680
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$154,815	$165,077

The accompanying notes are an integral part of these financial statements

COMPOSITE TECHNOLOGY CORPORATION
AND SUBSIDIARIES
CONSOLIDATED, CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months ended December 31, 2008	Three Months ended December 31, 2007

Revenue:
Product Sales	$10,308	$17,071
Service Revenue	110	515
Total Revenue	10,418	17,586

Cost of Product Sold	8,082	12,906
Cost of Service Revenue	813	640
Gross margin	1,523	4,040

OPERATING EXPENSES
Officer compensation	743	254
General and administrative	4,023	3,307
Research and development	2,613	3,159
Sales and Marketing	1,828	1,055
Depreciation & Amortization	269	552
Total operating expenses	9,476	8,327
LOSS FROM OPERATIONS	(7,953)	(4,287)

OTHER EXPENSE
Interest expense, net	(460)	(896)
Total other expense	(460)	(896)

Net Loss from Continuing Operations before Income Taxes	(8,413)	(5,183)

Income Taxes	8	8

NET LOSS from Continuing Operations	(8,421)	(5,191)

Discontinued Operations (Note 4)
Loss from Discontinued Operations (including a net loss on sales of $0 for the three months ending December 31, 2008 and net loss on sales of $599 for the three months ending December 31, 2007)	—	2,170
Minority interest in loss of consolidated subsidiary	(87)	—
NET LOSS	(8,334)	(7,361)

OTHER COMPREHENSIVE LOSS
Foreign Currency Translation Adjustment net of tax of $0 and $0	1,026	(123)
COMPREHENSIVE LOSS	$(7,308)	$(7,484)

BASIC AND DILUTED LOSS PER SHARE
Loss from continuing operations	$(0.03)	$(.02)
Loss from discontinued operations	$—	$(.01)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING	287,988,370	223,566,431

The accompanying notes are an integral part of these financial statements.

COMPOSITE TECHNOLOGY CORPORATION
AND SUBSIDIARIES
CONSOLIDATED, CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007
(IN THOUSANDS)

	For the Three Months ending December 31, 2008	For the Three Months ending December 31, 2007
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,334)	$(7,361)
(Income)/Loss from discontinued operations	—	2,170
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation & amortization	604	865
Amortization of prepaid expenses paid in stock	82	129
Interest amortization related to detachable warrants and fixed conversion features	272	685
Expense related to fair value of vested options	1,552	216
Issuance of warants for services	22	—
Inventory reserve expense	245	62
Changes in Assets / Liabilities:
Accounts receivable	3,675	(2,573)
Inventory	(10,778)	(10,349)
Advanced payments for inventory	68	3,072
Prepaid expenses	(175)	(846)
Restricted cash	693	(200)
Other assets	63	74
Accounts payable and accrued expenses	(5,331)	(1,577)
Accrued warranty liability	(750)	798
Deferred revenue	5,922	746
Net Liabilities of Discontinued Operations	—	396
Cash used in operating activities	(12,170)	(13,693)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of property and equipment	(925)	(1,133)
Cash used in investing activities	(925)	(1,133)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from exercise of warrants	—	3,721
Proceeds from exercise of options	—	12
Payments on capital lease assets	—	(39)
Cash provided by financing activities	—	3,694
Effect of exchange rate changes on cash from continuing operations	474	65
Net increase/(decrease) in cash and cash equivalents from continuing operations	(12,621)	(11,067)

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Cash used in operating activities – discontinued operations	—	(34)
Effect of exchange rate changes on cash – discontinued operations	(222)	7
Net increase/(decrease) in cash and cash equivalents from discontinued operations	(222)	(27)
Total net increase/(decrease) in cash and cash equivalents	$(12,843)	$(11,094)
Cash and cash equivalents at beginning of period – continuing operations	22,594	22,389
Cash and cash equivalents at beginning of period – discontinued operations	—	268
Cash and cash equivalents at beginning of period	$22,594	$22,657
Cash and cash equivalents at end of period – continuing operations	9,751	11,322
Cash and cash equivalents at end of period – discontinued operations	—	241
Cash and cash equivalents at end of period	$9,751	$11,563

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
INTEREST PAID	$191	$330
INCOME TAX PAID	$3	$—

The accompanying notes are an integral part of these financial statements.

Supplemental Schedule for Non Cash Financing Activities

In October, 2008 the Company issued 150,000 warrants at an exercise price of $0.96 per share in settlement of a disputed financing fee related to the May, 2008 Debt financing.  The Company had accrued $18,000 in general and administrative expense in fiscal 2008 for the issuance of these warrants.

In December, 2008 the Company re-priced 200,000 $1.75 warrants, 200,000 $1.50 warrants, and 200,000 $1.25 warrants to a strike price of $0.75 per warrant for all three series of warrants.  The Company recorded $22,062 to general and administrative expense for the re-pricing of these warrants.

COMPOSITE TECHNOLOGY CORPORATION
AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Company

  Composite Technology Corporation, a corporation originally incorporated in Florida and reincorporated in Nevada, is an Irvine, CA based company operating in two segments: CTC Cable (“Cable”) and DeWind (“Wind”). The Cable Segment sells high energy efficiency patented composite core conductors known as “ACCCTM conductors” for use in electric transmission and distribution lines. The Wind segment sells electricity generating wind turbines under the brand name DeWind. ACCC conductor is commercially available in the United States and Canada, China, Europe, the Middle East, and South America through direct sales to utilities and through distribution and purchase agreements.

Accounting

The accompanying unaudited consolidated financial statements of Composite Technology Corporation (the “Company” or “Composite Technology”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required for complete financial statements. Interim information is unaudited; however, in the opinion of the Company's management, the accompanying unaudited, consolidated financial statements reflect all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation of the Company's interim financial information. These financial statements and notes should be read in conjunction with the audited financial statements of the Company included in the Company's Annual Report on Form 10-K/A for the fiscal year ended September 30, 2008 to be filed with the Securities and Exchange Commission later this month.

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

On April 3, 2008 the Company sold its ownership stake in E Services for 500,000 Euros ($790,250 at April 3, 2008 exchange rates). The consolidated financial statements of Composite Technology Corporation have been restated to present the E Services operations, assets and liabilities as discontinued operations.

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

The assets and liabilities of DeWind GmbH have been classified on the balance sheet as Net Liabilities for Deconsolidated Subsidiary in Liquidation.  See Note 4.

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

CTC Cable sales for the three months ended December 31, 2008 and 2007 consisted of stranded ACCC conductor and ACCC hardware sold to end user utilities, sales of ACCC conductor sold to our Chinese distributor, and sales of ACCC conductor core and ACCC hardware to two of our stranding manufacturers. All ACCC related product sales were recognized upon delivery of product and transfer of title. There is no right of return for sales of ACCC conductor or ACCC core to our Chinese distributor.  For ACCC conductor product sales made directly by us and not through a manufacturer or distributor, we offer a product replacement warranty of two years with an optional purchase of up to seven years. We allocate a portion of sales proceeds to the estimated fair value of the cost to provide such a warranty. To date, most of our ACCC related product sales have been without warranty coverage.

DeWind Turbine related sales for the three months ended December 31, 2008 and 2007 consisted of completed and installed wind turbine units, turbine parts, and license fees. For DeWind turbine revenues, for turbine sales, we recognized revenues for completed and installed wind turbine units upon the commissioning, or operational viability of each wind turbine unit. We recognized revenues on turbine parts sales upon delivery to the customer and title transfer. We recognized revenues on the license fees upon collection of the license fees and reporting by the licensee of units sold under each license agreement.

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

Warranties related to our ACCC products relate to conductor and hardware sold directly by us to the end-user customer. We mitigate our loss exposure through the use of third party warranty insurance.

We use the following terms, all of which are accounted for as warranty related liabilities:

(1)
Warranty provisions represent the estimated costs to perform expected future repairs of wind turbines, which are covered under a warranty. We estimate warranty provisions based on the historical cost to provide the services under warranty including monitoring, repairs, parts, and insurance and based on the age of the turbine under warranty. We also include as warranty provisions the estimated losses on “full service” contracts where we provide full service in exchange for a revenue share of the wind power produced. For the three months ended December 31, 2008 our estimated warranty costs averaged approximately $2,600 per turbine per month under warranty and as of December 31, 2008 we had approximately 217 turbine – months remaining under warranty. We amortize the estimated warranties ratably over the remaining warranty period against the actual expenses incurred and we amortize the projected loss provisions against the expected future periods of full service losses.

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

(3)
Availability penalties represent a combination of i) the calculated revenue guarantees under the turbine supply agreement and ii) the estimate of future payments for revenue guarantees. Actual penalties are calculated under the terms of each individual contract and represent the guaranteed value of the wind power generated under the term of the contract. If the turbine delivers less than the rated power determined under the contract, subject to minimum wind conditions, DeWind is obligated under some contracts to reimburse the wind turbine purchaser for the shortfall subject to contract or turbine maximums, as applicable. Actual availability penalties are recorded as current liabilities although such penalties are often disputed as to the amounts due and then subsequently mediated or negotiated and which often results in payments made in excess of one year. Estimated penalties are determined by past availability histories and management estimates of the required revenue reimbursement on a per turbine basis and calculated using the expected availability rate multiplied by the number of months remaining under warranty. Estimated availability penalties are amortized against actual availability penalties incurred ratably over the remaining warranty period. As of December 31, 2008 we have estimated availability penalties accrued of approximately $2,000 per turbine per month remaining under warranty. For warranty periods in excess of one year, the estimated availability penalty is recorded as a long term liability.

The turbine related warranty liabilities were significantly reduced by the filing of insolvency of DeWind GmbH as described below in Note 4. Prior to the insolvency filing, approximately 90% of the Company’s warranty liabilities were related to turbines under warranty and acquired through the EU acquisition, dating to periods prior to July 2005.

PROVISION FOR LOSS ON TURBINE CONTRACTS AND TURBINE CONTRACT INVENTORY

Provision for loss on turbine contracts represents incurred and estimated costs in excess of contracted and expected billings on turbine supply contracts.  Management reviews all turbine supply contracts and evaluates each contract on an individual basis to determine if estimated costs to complete exceed projected billings.  For contracts projected to be at a loss, a provision for contract loss is accrued and expensed to turbine cost of sales.  After the related inventory is purchased, the provision is reclassified to inventory reserves to reduce the value of the inventory to the net realizable value based on the sales price under the contract.

Total unaudited contract provisions as of December 31, 2008 were $9,626,000 all of which were included in inventory reserves.  Total restated contract provisions as of September 30, 2008 were $9,371,000 of which $1,774,000 were included in inventory reserves and $7,597,000 were included in Provision for Loss on Turbine Contracts.

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

Our key estimates we use that rely upon management judgment include:

-
The estimates pertaining to the likelihood of our accounts receivable collectibility. These estimates primarily rely upon past payment history by customer and management judgment on the likelihood of future payments based on the current business condition of each customer and the general business environment.

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

Except as noted in this document, the methodology and assumptions used for the estimates pertaining to the activity during the three months ended December 31, 2008 are consistent with those used for the estimates included in our Form 10-K/A for the year ended September 30, 2008 to be filed with the Securities and Exchange Commission later this month.

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

Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 161)
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

Significant new accounting policies adopted or implemented during the three months ended December 31, 2008

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157), which defines the fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.   The Company is subject to the provisions of SFAS 157 as of October 1, 2007.  See Note 5.

NOTE 2 - GOING CONCERN

The Company has received a report from its independent auditors for the year ended September 30, 2008 that includes an explanatory paragraph describing the uncertainty as to the Company's ability to continue as a going concern. These consolidated financial statements contemplate the ability to continue as such and do not include any adjustments that might result from this uncertainty

During the year ended September 30, 2008, the Company incurred a net loss of $53,513,000 and negative cash flows from operations of $51,360,000. In addition, the Company had an accumulated deficit of $193,123,000 at September 30, 2008. The Company's ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time.

Our principal sources of working capital have been private debt and equity issuances and historically, the Company has issued unregistered, restricted stock, stock options, and warrants in settlement of both operational and non-operational related liabilities and as a source of funds.

Commercial orders: To date, since inception for our Cable products and since the acquisition of DeWind, we have received orders including revenues recognized and unfilled orders for approximately $64 million in ACCC conductor products and $253 million of Wind turbines. We will require a significant increase in customer orders at sufficient profit margin levels to cover our expenses and generate sufficient cash from operations.

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

We believe our cash position, including usable restricted cash, as of December 31, 2008 of $9.8 million and expected cash flows from revenue orders may not be sufficient to fund operations for the next three calendar quarters for both of our business segments. We believe that we will have positive cash flow from our Cable business to fund its operations. We anticipate that additional cash is needed to fund operations beyond March, 2009 for our DeWind business, absent a large cash deposit for a future turbine order and to the extent required the Company intends to continue the practice of issuing stock, debt or other financial instruments for cash or for payment of services until our cash flows from the sales of our primary products is sufficient to provide cash from operations or if we believe such a financing event would be a sound business strategy.

NOTE 3 - RESTATEMENT

The financial statements included herein have been restated to correct an error in accounting for a turbine supply contract loss for costs incurred during the quarter ended December 31, 2008 but which were committed during the quarter ended September 30, 2008 and for which sufficient information was available for management to make an estimate of the contract loss for the quarter and year ended September 30, 2008.

During the quarter ended December 31, 2008 the Company’s DeWind segment delivered 10 unit D8 2 megawatt wind turbines under two supply contracts for the same customer in South America with an original value of $19,100,000 for the supply of turbine nacelles, hubs, and blades.  The contracts were negotiated and signed in June 2007 at a time when turbine component costs were substantially lower than during the quarter ended September 30, 2008.  During the quarter ended September 30, 2008 the Company agreed to a supply delay penalty of $955,000, which reduced the value of the contract to $18,145,000.  Also during the quarter ended September 30, 2008, the Company revised purchase commitments to vendors to supply the wind turbine nacelle components at a higher price than were previously estimated.  The revised commitments when added to the other estimated costs to complete resulted in an estimated cost to fulfill the contract of $25,742,000.  The difference of $7,597,000 represents the estimated loss on the turbine supply contract.  An additional $363,000 of contract losses under a separate contract was also understated for a total accrual of $7,960,000 ($7,597,000 recorded as Provision for Loss on Turbine Contracts, and $363,000 recorded as reserve against inventory purchased and recorded as of September 30, 2008). The Company is recording this estimated loss into the quarter and year ended September 30, 2008 to restate the financial statements to correct the error.

The effect to the Balance Sheet and Statement of Operations for the three months and year ended September 30, 2008 was:

	As Originally	Restatement
( In Thousands except share and per share amounts)	Reported	Adjustment	As Restated

Balance Sheet
Inventory, net	$42,451	$(363)	$42,088

Provision for Loss on Turbine Contracts	$--	$7,597	$7,597

Accumulated Deficit	$(185,163)	$(7,960)	$(193,123)

Total Liabilities and Shareholders’ Equity	$165,440	$(363)	$165,077

Statement of Operations:
Cost of Product Sold	$62,184	$7,960	$70,144

Net Loss	$(45,553)	$(7,960)	$(53,513)

Basic and Diluted Loss per Share	$(0.19)	$(0.03)	$(0.22)

Weighted-Average Common Shares Oustanding	243,369,110	243,369,110	243,369,110

NOTE 4 – DISCONTINUED OPERATIONS OF DEWIND SUBSIDIARIES

During fiscal 2008 two subsidiaries of DeWind with operations in Europe were either disposed of or put into insolvency.  On January 9, 2009 one additional subsidiary was put into insolvency.

DeWind GmbH:
On September 1, 2008 the board of directors of DeWind GmbH filed to place that subsidiary into insolvency in Lubeck, Germany.   The assets and liabilities of DeWind GmbH have been classified on the balance sheet as Net Liabilities for Deconsolidated Subsidiary in Liquidation.  The asset and liabilities comprising this balance consisted of:

(In Thousands)	December 31, 2008	September 30, 2008
	(unaudited)	(restated)
ASSETS
Cash and Cash Equivalents	$485	$491
Accounts Receivable, net	6,881	6,961
Prepaid Expenses and Other Current Assets	542	548
Property and Equipment, net	10	10
TOTAL ASSETS	$7,918	$8,010

LIABILITIES
Accounts Payable and Other Accrued Liabilities	$13,863	$14,026
Deferred Revenues and Customer Advances	1,861	1,883
Warranty Provision	11,117	11,246
Total Liabilities	$26,841	$27,155

Net Liabilities for Deconsolidated Subsidiary in Liquidation	$18,923	$19,145

There has been no significant change to the Net Liabilities for Deconsolidated Subsidiaries in Liquidation during the quarter ended December 31, 2008.  The remaining assets and liabilities of DeWind GmbH are under the control of the court-appointed receiver in Germany.  In December, 2008 a receiver status update was provided that did not result in any changes or impacts to either the assets or liabilities of DeWind GmbH.  The next status update is expected in June, 2009.

The net income from operations of DeWind GmbH through the date of insolvency has been classified on the statement of operations and comprehensive loss as loss from discontinued operations. Summarized results of discontinued operations are as follows:

	Quarter ending	Quarter ending
(In Thousands)	December 31, 2008	December 31, 2007
	(unaudited)
Service Revenues	$—	$599
Cost of Service Revenues	—	2,411
Operating Expenses	—	324
Other Income	—	(23)
Loss from discontinued operations	$—	$2,113

 DeWind Service/E Service

On April 3, 2008 the Company and Enertrag closed the sale of the remaining 24.9% ownership in E Services. During fiscal 2008 this entity was accounted for under the equity method.  The consolidated financial statements of Composite Technology Corporation have been restated to present the E Services operations, assets and liabilities as discontinued operations.

The net income from operations of E Services has been classified on the statement of operations and comprehensive loss as loss from discontinued operations. Summarized results of discontinued operations are as follows:

	Quarter ending	Quarter ending
(In Thousands)	December 31, 2008	December 31, 2007
	(unaudited)
Loss from unconsolidated subsidiary accounted for under the equity method	$—	$57
Loss from discontinued operations	$—	$57

On January 9, 2009 the Company placed DeWind Holdings Ltd. into insolvency.  As of December 31, 2008, DeWind Holdings owned the share capital of the now insolvent DeWind GmbH and had other assets and liabilities consisting of $85,000 of other current assets and  $3,663,000 of accounts payable and other accrued liabilities consolidated into the Company’s balance sheet.  There were no revenues or expenses for DeWind Holdings Ltd. during the quarter ended December 31, 2008.  During the quarter ended December 31, 2007, Dewind Holdings recorded $341,000 of General and Administrative expenses related to receivable reserves.

NOTE 5 – FAIR VALUE MEASUREMENTS

On October 1, 2008, the Company adopted SFAS No. 157 which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. In February 2008, the FASB deferred the effective date of SFAS 157 by one year for certain non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted the provisions of SFAS 157, except as it applies to those nonfinancial assets and nonfinancial liabilities for which the effective date has been delayed by one year.

SFAS No. 157 establishes a three-level valuation hierarchy of valuation techniques that is based on observable and unobservable inputs. Classification within the hierarchy is determined based on the lowest level of input that is significant to the fair value measurement. The first two inputs are considered observable and the last unobservable, that may be used to measure fair value and include the following:
Level 1 - Quoted prices in active markets for identical assets or liabilities.
Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

As of December 31, 2008, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis, including its cash and cash equivalents. The fair value of these assets and liabilities was determined using the following inputs in accordance with SFAS 157 at December 31, 2008:

	Fair Value Measurement as of December 31, 2008
(In Thousands)	Total	Level 1	Level 2	Level 3
Description	$	$	$	$
Cash and cash equivalents (1)	$9,751	$9,751	$—	$—

(1)	Included in cash and cash equivalents on the accompanying consolidated balance sheet.

NOTE 6 – BALANCE SHEET DETAILS

Accounts Receivable

Accounts Receivable consisted of the following at December 31, 2008 and September 30, 2008:

(In Thousands)	December 31, 2008	September 30, 2008
	(unaudited)	(restated)
Turbine products and service receivables	$6,338	$6,480
Unbilled receivables	20	1,744
Cable products receivables	2,668	4,484
Gross Receivables	$9,026	$12,708
Reserves	(679)	(687)
Net receivables	$8,347	$12,021
Portion relating to greater than one year, net of reserves of $71 and $0	245	248
	$8,102	$11,773

The asset unbilled receivables (noted in above table) represents revenue that is recognizable due to the performance of services for which billings have not been generated as of the balance sheet date. In general, amounts become billable pursuant to contractual milestones or in accordance with predetermined billing schedules.

Inventories and Advance Payments for Turbine Inventory

Inventories and advance payments for turbine inventory consisted of the following at December 31, 2008 and September 30, 2008:

(In Thousands)	December 31, 2008	September 30, 2008
	(unaudited)	(restated)
Raw Materials and Turbine Parts	$27,920	$36,704
Work in Progress	31,319	4,457
Finished Goods	3,288	3,123
Gross Inventory	$62,527	$44,284
Reserves	(9,543)	(2,196)
Net Inventory	$52,984	$42,088

Advance Payments for Turbine Inventory	$23,580	$31,245

Advance payments for turbine inventory represents payments made to suppliers in advance for inventory not yet received as of the balance sheet date.

Property and Equipment

Property and equipment consisted of the following:

(In Thousands)	Estimated Useful Lives	December 31, 2008	September 30, 2008
		(unaudited)	(restated)
Office furniture and equipment	3-10 yrs	$1,811	$1,584
Production equipment	3-10 yrs	6,312	6,390
Wind turbine in production	3-10 yrs	3,258	3,296
Wind farm construction in progress	3-10 yrs	4,279	—
Automobiles	3-5 yrs	36	36
Leasehold improvements	7 yrs	1,975	2,075
Total Property		$17,671	$13,381
Accumulated depreciation		(5,889)	(5,426)
Property, net		$11,782	$7,955

Wind farm construction in progress represents prepaid wind farm construction costs related to wind farm infrastructure costs incurred towards the development of a wind farm under development by DeWind SWI Wind Farms, LLC. See Note 11 for discussion of this wholly owned subsidiary, accounted for as a Variable Interest Entity.

Goodwill and Intangible Assets

The Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets” (SFAS 142) effective January 1, 2002.  In accordance with SFAS 142, the Company does not amortize goodwill. The Company’s goodwill of $24,218,000 at December 31, 2008 is related to the acquisition of EU Energy on July 3, 2006 and is currently attributable entirely to the DeWind segment. In accordance with SFAS 142, the Company evaluates goodwill impairment annually at year-end or if situations arise that may require re-evaluation. We determined that as of December 31, 2008 no goodwill impairment was required.

As of December 31, 2008, the Company had the following amounts related to other intangible assets, all related to the acquisition of EU Energy on July 3, 2006 and therefore the Turbine segment:

(In Thousands)	Gross Carrying Amount	Accumulated Amortization			Net Carrying Amount
	September 30,	Sept 30,		December 31,	December 31,
	2008	2008	Amortized	2008	2008
	(restated)	(restated)	(unaudited)	(unaudited)	(unaudited)
Supply Agreements	$12,347	$(165)	$—	$(165)	$12,182
Tech Transfer Agreements	3,131	(467)	—	(467)	2,664
Tradename	7,553	(850)	(95)	(945)	6,608
Service Contracts	1,442	(1,442)	—	(1,442)	—
Subtotal, Intangible Assets	$24,473	$(2,924)	$(95)	$(3,019)	$21,454

Aggregate amortization expense associated with continuing operations of the intangible assets with determinable lives was $94,500 and $411,044 for the three months ended December 31, 2008 and 2007 respectively.

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

The unamortized balance of intangible assets is estimated to be amortized as follows:

(In Thousands)	Estimated Amortization Expense
(unaudited)
Remainder of 2009	$751
2010	3,506
2011	4,292
2012	4,277
2013	3,815
Thereafter	4,813
Total	$21,454

Accounts Payable and Accrued Liabilities

Accounts Payable and Accrued Liabilities consisted of the following:

(In Thousands)	December 31, 2008	September 30, 2008
	(unaudited)	(restated)
Trade Payables	$30,786	$33,099
Accrued Acquisition Costs	250	250
Accrued Payroll	1,274	1,059
Deferred Rents	189	199
Total Accounts Payable and Accrued Liabilities	$32,499	$34,607

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

(In Thousands)	December 31, 2008	September 30, 2008
	(unaudited)	(restated)
Customer advances on turbines and turbine parts sales	$32,324	$26,846
Deferred revenues – Other turbine related	5,695	5,589
Deferred revenues – Cable Sales	2,156	1,817
Total, Deferred revenues & customer advances	$40,175	$34,252
Balance included in current liabilities	39,564	33,525
Long Term Deferred Revenues	$611	$727

Costs incurred related to deferred revenues and customer advances are capitalized into inventory as of the balance sheet date.

 Warranty Reserve

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

Warranty obligations reflect expected minor repairs during the period of warranty of the turbine, between 2 and 5 years following installation (Warranty). Provisions are based on historical experience of repair frequency and cost. In addition, turbines sold that remain under warranty carry guarantees of availability (Availability) to produce electric power at certain levels. If a turbine under warranty does not meet these availability thresholds due to turbine failure covered by the warranty or servicing contract and the customer’s turbine produces less power and therefore less revenue, the company reimburses the customer for the lost value of the power shortfall. Availability provisions are based on data obtained from the company’s turbine monitoring system, actual performance being compared to contractual obligation, with provisions made for any potential contractual liability and estimates of future availability penalties based on this historical performance. We have classified all warranty and product guarantee reserves considered to be payable within one year as current liabilities and all warranty and product guarantee reserves considered to be payable greater than one year as non-current liabilities.

	December 31, 2008	September 30, 2008
(In Thousands)	(unaudited)	(restated)
Turbine warranty reserves	$563	$684
Cable warranty reserves	211	220
Reserve for turbine availability	434	1,054
Total Warranty and Product Guarantee reserves	1,208	1,958
Less Amount classified as current liabilities	933	1,462
Long Term Warranty Liability	$275	$496

December 31, 2008
(In Thousands)	(unaudited)
Beginning balance	$1,958
Additional reserves recorded to expense	148
Reserves utilized	(898)
Ending balance	$1,208

NOTE 7 – OPERATING SEGMENTS

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

ACCC Cable Division
Located in Irvine, California with sales operations in Irvine, California, Shanghai, China, Brazil, and Europe, the CTC Cable segment produces and sells ACCCTM conductor, ACCCTM core, and related ACCCTM hardware products for the electrical transmission market. ACCCTM conductor production is a two step process. The Irvine operations produce ACCCTM core which is then shipped to one of four cable manufacturers in Canada, Belgium, China, or Bahrain where the core is stranded with conductive aluminum wire to become ACCCTM conductor. ACCCTM conductor is sold both through a distribution understanding and manufacturing agreement with General Cable in the US and Canada, into Europe through a distribution and manufacturing agreement with Lamifil in Belgium, into China through a manufacturing and distribution agreement with Far East Composite Cable, into the Middle East through a manufacturing and distribution agreement with Midal in Bahrain, as well as directly by CTC Cable to utility customers worldwide. ACCCTM conductor has been sold commercially since 2005 and is currently marketed worldwide to electrical utilities and transmission companies.

DeWind Turbine Division
The Wind division operates under the brand name DeWind. Located in Lubeck Germany with sales operations in Dallas, Texas and Irvine, California, the DeWind Division produces, services, and sells DeWind turbines in the 1.25 and 2.0 Megawatt range.

Segment information for the three months ended December 31, 2008 and 2007 is as follows:

(In Thousands)	Corporate	Cable	Turbine	Total
Three Months Ended:
December 31, 2008
Revenues	$—	$4,360	$6,058	$10,418
Operating loss	(2,242)	(1,512)	(4,199)	(7,953)
Total assets	5,467	14,058	135,290	154,815
Goodwill	—	—	24,218	24,218
Capital expenditures	—	157	768	925
Depreciation & amortization	—	240	364	604

December 31, 2007
Revenues	$—	$10,994	$6,592	$17,586
Operating income (loss)	(1,347)	2,173	(5,113)	(4,287)
Total assets	6,720	11,197	107,801	125,718
Goodwill	—	—	24,218	24,218
Capital expenditures	—	385	748	1,133
Depreciation & amortization	—	206	659	865

The Company operates and markets its services and products on a worldwide basis with its principal markets as follows:

	Three Months Ended
(In Thousands)	December 31, 2008			December 31, 2007
	Cable	Turbine	Consolidated	Cable	Turbine	Consolidated
Revenue allocation by geographic region based on location of customer:
Europe	$732	$441	$1,173	$—	$5,645	$5,645
China / Asia	2,387	5,617	8,004	10,988	947	11,935
South America	1	—	1	—	—	—
Central America	525	—	525	—	—	—
North America	715	—	715	6	—	6
Total Revenue	$4,360	$6,058	$10,418	$10,994	$6,592	$17,586

	December 31, 2008			September 30, 2008
	Cable	Turbine	Consolidated	Cable	Turbine	Consolidated
Long-lived assets (including goodwill and intangible assets) by geographic region based on location of operations:
Europe	$—	$49,628	$49,628	$—	$50,292	$50,292
United States	3,346	4,481	7,827	3,430	—	3,430
Total long-lived assets (including goodwill and intangible assets)	$3,346	$54,109	$57,455	$3,430	$50,292	$53,722

During the quarter, three customers in China represented 76.7% of revenues (two customers from our DeWind segment and one customer from our Cable segment at 53.9% and 22.8%, respectively), one Cable customer in Europe with 6.9% of revenues, one Cable customer in Central America with 5.0% of revenues and one Cable customer in North America with 5.0%. No other customer represented greater than 5% of consolidated revenues.

NOTE 8 – EQUITY BASED COMPENSATION

The Company historically has issued equity based compensation in the form of stock options to its employees and consultants via option grants. The Company uses the guidelines of SFAS 123R which requires fair value calculation of the grant and recognition of the cost of employee services received in exchange for the award over the period the employee is required to perform the services.

The values of the financial instruments are estimated using the Black-Scholes-Merton (Black-Scholes) option pricing model. Key assumptions used during the three months ended December 31, 2008 and 2007 to value options and warrants granted are as follows:

	Three Months Ended
	December 31,
	2008	2007
Risk Free Rate of Return	n/a	3.28-4.29%
Volatility	n/a	88%
Dividend yield	n/a	0%
Expected life	n/a	4 yrs

Our computation of expected volatility for the three months ended December 31, 2007 is based on historical and volatility over the expected life of the options granted. Our computation of expected life is based on historical exercise patterns. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

On March 29, 2006, the Securities and Exchange Commission published Staff Accounting Bulletin No. 107 (SAB 107), which provides the Staff’s views on a variety of matters relating to stock-based payments. On December 21, 2007, the Securities and Exchange Commission published Stafff Accounting Bulletin No. 110 (SAB 110), which provides the Staff’s views on matter relating to share-based payments.  In particular, SAB 110 allows for an extension past December 31, 2007 for the use of a simplified method in developing an estimate of the expected term of “plain vanilla” share options in accordance with SFAS 123R.  SAB 107 and SAB 110 require stock-based compensation to be classified in the same expense line items as cash compensation. Information about stock-based compensation included in the results of operations for the three months ending December 31, 2008 and 2007 is as follows:

(In Thousands)	Three Months Ended	Three Months Ended
	December 31,	December 31
	2008	2007
Cost of Product Sold	$16	$15
Officer Compensation	492	—
Selling and marketing	366	42
Research and development	420	77
General and administrative	258	83
Totals	$1,552	$217

As of December 31, 2008, there was $10.5 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements related to stock options. The costs are expected to be recognized over a weighted-average period of 2.3 years.  For options that vest on a quarterly basis, the actual vesting is used to calculate the compensation expense.  For options vesting on other than a quarterly basis, an estimate of the forfeiture rate, between 0% and 15%, is used to calculate the expense, which is then trued up on each vesting occurrence.  On January 20, 2009 the Company’s Board of Directors voted to approve a re-pricing of all individuals continuing to provide ongoing services to the Company including substantially all employee, director, and consultant stock options.  The Company has treated the re-pricing as a modification of terms of the options outstanding.  The Company will expense the incremental fair value for all vested and re-priced options during the quarter ended March 31, 2009.  The Company will expense the incremental fair value for all unvested and re-priced options as these options are earned.  The fair value of the modification was determined as the difference in the fair value of each option immediately before and after the re-pricing using the Black-Scholes-Merton option pricing model with a dividend rate of 0%, a risk free rate of 1.48%, a volatility of 95.6%, a life of 4 years, and a market price of $0.30 per share.   As a result of this re-pricing, the Company expects to incur expenses for the vested options of $560,000 in the March 31, 2009 quarter and recognize an additional $980,000 of unrecognized compensation cost related to non-vested share-based compensation over the next 2.5 years.

Significantly all of our existing options are subject to time of service vesting. Our stock options vest either on an annual or a quarterly basis for options subject to time of service vesting or for specific performance for option vesting tied to performance criteria. For the remainder of fiscal 2009, we expect stock based compensation expense related to employee stock options, including the expense related to the option re-pricing of approximately $3,800,000 before income taxes. Such amounts may change as a result of additional grants, forfeitures, modifications in assumptions and other factors.

Certain options granted under the 2008 Plan may be exercised at any time for restricted stock of the Company if not otherwise prohibited by the Company’s Board of Directors.  Any 2008 Plan option exercises for unvested options have restricted stock issued that is earned according to the terms of the option agreement that gave rise to the restricted stock issuance.  The Company has the right, but not the obligation, to repurchase restricted stock that is unearned as of the date of any optionee’s termination.  As of December 31, 2008 none of the 2008 Plan option grants were exercisable.   Subsequent to the January 20, 2009 re-pricing, all 2008 Plan grants were exercisable.  To date, no restricted stock has been issued under the 2008 Plan.

The following table summarizes the Stock Plan stock option activity as of December 31, 2008:

	2002 Plan Number of Options	2008 Plan Number of Options	Total Number of Options	Average Exercise Price
Outstanding, September 30, 2008	17,899,521	7,231,000	25,130,521	$1.14
Granted	—	—	—	—
Exercised	—	—	—	—
Cancelled	(31,251)	—	(31,251)	1.58
Outstanding, December 31, 2008	17,868,270	7,231,000	25,099,270	$1.14

Exercisable , December 31, 2008	11,376,712	—	11,376,712	$0.94

On October 15, 2008 the Company’s Board of Directors extended the termination date of the 2002 Option Plan from December 31, 2011 to December 31, 2016.  The weighted-average remaining contractual life of the options outstanding at December 31, 2008 was 8.4 years. The exercise prices of the options outstanding at December 31, 2008 ranged from $0.25 to $2.09, and information relating to these options is as follows:

Range of Exercise Prices	Stock Options Outstanding	Stock Options Exercisable	Weighted Average Remaining Contractual Life in years	Weighted Average Exercise Price of Options Outstanding	Weighted Average Exercise Price of Options Exercisable
$0.25-0.49	1,363,216	1,363,216	8.0	$0.30	$0.30
$0.50-$0.99	2,845,000	2,545,000	8.2	$0.63	$0.60
$1.00-$1.49	17,136,054	6,205,726	8.5	$1.14	$1.15
$1.50-$2.09	3,755,000	1,262,770	8.0	$1.80	$1.81
Total	25,099,270	11,376,712

On January 20, 2009 the Company’s Board of Directors approved the re-pricing of the options granted under the 2002 Plan and 2008 Plan for all current employees and selected contractors who continue to provide services to the company on an ongoing basis.  After the re-pricing, the exercise prices of the options outstanding at January 20, 2009 ranged from $0.25 to $1.00.   Information relating to the re-priced options is as follows:

Range of Exercise Prices	Stock Options Outstanding	Stock Options Exercisable	Weighted Average Remaining Contractual Life in years	Weighted Average Exercise Price of Options Outstanding	Weighted Average Exercise Price of Options Exercisable
$0.25-$0.34	103,000	103,000	8.4	$0.25	$0.25
$0.35-$0.49	24,966,870	11,244,312	8.4	$0.35	$0.35
$0.50-$1.00	29,400	29,400	2.2	$1.00	$1.00
Total	25,099,270	11,376,712

NOTE 9 – EQUITY

COMMON STOCK

The Company issued no Common Stock during the quarter ended December 31, 2008.

WARRANTS

The Company issues warrants to purchase common shares of the Company either as compensation for consulting services, or as additional incentive for investors who purchase unregistered, restricted common stock or Convertible Debentures. The value of warrants issued for compensation is accounted for as a non-cash expense to the Company at the fair value of the warrants issued. The value of warrants issued in conjunction with financing events is either a reduction in paid in capital for common stock issuances or as a discount for debt issuances. The Company values the warrants at fair value as calculated by using the Black-Scholes-Merton option-pricing model.

The following table summarizes the Warrant activity for the three months ending December 31, 2008:

	Number of Warrants	Weighted-Average Exercise Price

Outstanding, September 30, 2008	26,150,815	$1.20
Granted	150,000	$0.96
Exercised	—	$—
Cancelled	2,185,409	$1.27
OUTSTANDING, December 31, 2008	24,115,406	$1.18

EXERCISABLE, December 31, 2008	24,115,406	$1.18

The following table summarizes the warrants issued, outstanding, and exercisable as of December 31, 2008:

Warrant Series	Grant Date	Strike Price		Expiration Date	Warrants remaining	Proceeds if Exercised (in $000s)	Call feature
2006 Series A1	Mar, 2006	$1.55		March, 2009	150,000	233	None
2006 Series A2	Mar, 2006	$0.75	(A)	March, 2009	1,039,291	779	None
2006 Series B	Various 2006	$2.00		Various 2009	2,191,466	4,383		(F)
2006 Series C	May, 2006	$0.75	(B)	December, 2010	200,000	150	None
2006 Series D	May, 2006	$0.75	(C)	December, 2010	200,000	150	None
2006 Series E	May, 2006	$0.75	(D)	December, 2010	200,000	150	None
2007 Series F	Nov, 2006	$1.10		November, 2009	220,000	242	None
2007 Convertible Debt	Feb, 2007	$1.06	(E)	February, 2010	7,367,815	7,810	None
2007 Convertible Debt Fees	Mar, 2007	$1.00	(E)	February, 2010	1,291,833	1,292	None
2007 Factoring	Mar, 2007	$1.06		February, 2009	1,800,000	1,908	None
June PIPE Series 1	Jun, 2007	$1.27	(E)	June, 2010	5,490,100	6,972	None
June PIPE Series 2	Jun, 2007	$1.28	(E)	June, 2010	1,564,901	2,003	None
2008 Debt Series 1	May, 2008	$0.96	(E)	May, 2011	1,125,000	1,080	None
2008 Debt Amendment	May, 2008	$0.99	(E)	May, 2011	1,125,000	1,114	None
2008 Debt Services	October, 2008	$0.99	(E)	May, 2011	150,000	144	None
Total					24,115,406	$28,410

(A) Subject anti-dilution provisions. Certain future equity or equity equivalent issuances below $0.75 per share may result in a price reset to 100% of the new issue price and additional issuances of warrants.

(B)  Warrants were re-priced on December 23, 2008 from $1.25 to $0.75 per warrant.

(C)  Warrants were re-priced on December 23, 2008 from $1.50 to $0.75 per warrant.

(D)  Warrants were re-priced on December 23, 2008 from $1.75 to $0.75 per warrant.

(E) Subject to anti-dilution provisions. Certain future equity or equity equivalent issuances below the current exercise price per warrant may result in a weighted average price reset of the exercise price.

(F) Callable if trading price is greater than $2.50 for 10 consecutive days

On October 15, 2008 we issued 150,000 warrants with a strike price of $0.96 per warrant in settlement of a disputed fee related to placement services for the May, 2008 Archer debt issuance.  The expense for these warrants was accrued for as of September 30, 2008.  On December 23, 2008 we agreed to modify the exercise price of three series of warrants originally issued in May, 2006.  A total of 600,000 warrants were re-priced to $0.75 per warrant including 200,000 warrants previously priced at $1.75 per warrant; 200,000 warrants previously priced at $1.50 per warrant; and 200,000 warrant previously priced at $1.25 per warrant. We valued the price changes and additional warrants issued using the Black-Scholes-Merton option-pricing model.  We recorded expense related to modification of warrants as the difference between the fair value of the warrants prior to the exercise price reset and after the exercise price reset.  The total expense related to warrant modifications and issuances during the quarter was $22,000 recorded to general and administrative expense. We used the following assumptions to value the warrants modified and expensed in the quarter ended December 31, 2008, and for the warrant expense accrued for as of September 30, 2008:

Dividend rate = 0%
Risk free return between 1.61% and 1.89%
Volatility of between 75% and 86%
Market price for October 15, 2008 issuance:  $0.40
Market price for December 23, 2008 modification: $0.30

Time to maturity was the remaining life of the warrant series in question of between 2 and 2.6 years.

Management has reviewed and assessed the warrants issued during the three months ended December 31, 2008 and determined that they do not qualify for treatment as derivatives under SFAS 133.

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

The following common stock equivalents were excluded from the calculation of diluted loss per share for the three months ended December 31, 2008 and 2007 since their effect would have been anti-dilutive:

	December 31 (unaudited)
	2008	2007
Options for common stock	25,099,270	18,648,270
Warrants	24,115,406	29,287,684
Convertible Debentures, if converted	9,037,280	10,140,754
	58,251,956	58,076,708

NOTE 10 – DEBT AND NOTES PAYABLE

The following table summarizes the Company’s debt structure as of December 31, 2008 and September 30, 2008:

	December 31, 2008	September 30, 2008
(In Thousands)	(unaudited)	(restated)
Senior Convertible 8% Notes due January, 2010 net of discount of $974 and $1,199	$8,063	$7,838
Total Long Term Debt	$8,063	$7,838

NOTE 11 – VARIABLE INTEREST ENTITY (VIE)

On October 6, 2008 the Company’s wholly owned subsidiary, DeWind Inc. entered into a joint venture development agreement with Higher Perpetual Energy to create DeWind SWI Wind Farms, LLC to jointly develop up to 620 Megawatts of wind farm properties using leases obtained by Higher Perpetual and DeWind wind turbines.  The terms of the development agreement provide for an initial profit sharing of 50% for each party with management control for the party that has provided the greater amount of contributed capital into the joint venture.  All contributed capital has a priority repayment to the contributing party from cash flows generated by the joint venture prior to any profit sharing payments.  As of December 31, 2008, DeWind Inc. has contributed the majority of capital into entity and has management control of the joint venture.

The Company has accounted for the entity as a Variable Interest Entity and has consolidated the assets of the joint venture into the balance sheet.  To date, the venture has recorded $400,000 in gross startup costs recorded to general and administrative expenses for the quarter ended December 31, 2008 in the DeWind segment, of which $88,000 in costs were allocated to minority interest in consolidated subsidiary, which represents Higher Perpetual Energy’s total capital contribution to the joint venture as of December 31, 2008.  The Company has funded $1,035,000 into the venture as partial payments and accrued $3,511,000 in development on the balance of plant for the first 10 megawatt wind farm.  A total of $4,279,000 is included on the consolidated balance sheet within Fixed Assets and further disclosed as wind farm construction in progress, and which reflects the initial capitalized development and work in progress paid and accrued as of December 31, 2008 as reduced by the expensed gross startup costs.  See Note 6.

NOTE 12 – COMMITMENT AND CONTINGENCIES

Please refer to the Commitment and Contingencies Note on page 94 of our Form 10-K filed on December 23, 2008 as amended on Form 10-K/A to be filed with the Securities and Exchange Commission later this month for a detailed listing of our commitments and contingencies. There were no material changes other than in the ordinary course of business and as updated in the Off Balance Sheet disclosure in Item 2 below.

NOTE 13 – LITIGATION

FKI Engineering Ltd., FKI plc, and Brush Electrical Machines Ltd (collectively “FKI”) v. the Company and certain of its wind segment subsidiaries (here referred to as “DeWind”); DeWind v. FKI.

In September, 2008, DeWind GmbH filed for insolvency proceedings in part due to the impending costs of litigation against FKI and in part due to the negative operational cash flows and cash position of the subsidiary.  Effective in October, 2008 the appointed receiver for DeWind GmbH is now responsible for pursuing the DeWind GmbH claim against FKI for its capital accounts litigation.   In November, 2008 a winding up petition was filed by FKI for DeWind Holdings, Ltd due to non-payment of a statutory demand for 1,540,000 Euros ($2,152,000 at September 30, 2008 exchange rates) filed in January, 2008 and included in the amounts listed above that were adjudicated in December, 2007.  On November, 21 2008 FKI filed for and received approval to dismiss the DeWind GmbH capital accounts claim on December 10, 2008 unless a total of 110,000 Euros ($140,000 at November 30, 2008 exchange rates) of court and legal costs are paid for by DeWind Holdings or guaranteed by another entity.  Composite Technology Corporation is no longer involved in the court proceedings between DeWind GmbH and the FKI parties.  In December, 2008 the receiver filed a preliminary report and set a date for a more comprehensive receiver report in June, 2009.  Upon filing for insolvency, the DeWind GmbH receiver, at their sole direction, is responsible for the legal activity surrounding the capital accounts claim.

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

On January 9, 2009 the Directors of DeWind Holdings, Ltd. filed for insolvency proceedings in the Queen’s Bench Court.  On January 12, 2009, the court dismissed the winding up petition filed by FKI as a result of DeWind Holdings, Ltd. filing for insolvency proceedings.

Composite Technology Corporation and CTC Cable Corporation v. Mercury Cable & Energy, LLC, Ronald Morris, Edward Skonezny, Wang Chen, and “Doe” Defendants 1-100 (“Mercury”)

On August 15, 2008 the Company filed suit in the Superior Court of the State of California, County of Orange, Central Justice Center (Case No. 30-2008 00110633) against the Mercury parties including multiple unknown “Doe” defendants, expected to be named in discovery proceedings, claiming Breach of Contract, Unfair Competition, Fraud, Intentional Interference with Contract, and Injunctive Relief.  Several of the Mercury parties had filed a claim under the Company’s Chapter 11 bankruptcy proceedings which was settled during the bankruptcy and which provided for certain payments for sales made to China.  The settlement agreement included non-compete agreements and stipulated the need to maintain confidentiality for the Company’s technology, processes, and business practices.  The Company claims that the Mercury parties have taken actions, which violate the Settlement Agreement and the Bankruptcy Court Order, including the development of and attempting to market similar conductor products and misusing confidential information and the Company further claims that the Settlement Agreement was entered into with fraudulent intent.  The Company claims that the Mercury parties engaged in unlawful, unfair, and deceptive conduct and that these actions were performed with malice and with intent to cause injury to the Company.  The Company is asking for actual damages, punitive damages, and attorney fees.  No estimate of such damages can be made at this time and no accrual for such fees is included in the Company’s financial statements at December 31, 2008.

On December 5, 2008, Defendants filed a cross-complaint against CTC and some of the company's officers.  Defendants served the cross-complaint only on the company (i.e., none of the individual cross-defendant have been served). On February 10, 2009 the Company’s motion to dismiss the cross-complaint was granted but the Court allowed for an amended cross-complaint to be filed.  On February 10, 2009 the Defendents filed an amended cross-complaint with the Court which appeared to be in substance similar to the original cross-complaint.  The Company has 30 days to respond to the amended cross-complaint.  No further hearing dates have been established.

Insolvency of DeWind GmbH

On August 29, 2008 in Lubeck Local Court – Bankruptcy Court, Lubeck Germany, the Company’s DeWind GmbH subsidiary filed for voluntary insolvency in lieu of a required recapitalization under German statute  of approximately 5,000,000 Euros ($7,040,000 at September 30, 2008 exchange rates).  The DeWind GmbH subsidiary had limited operational function for the DeWind segment, functioning solely to provide services on wind turbines that remained under warranty and which warranties were entered into prior to June, 2005 and in pursuit of the FKI capital claim described above.  All wind turbines sold and installed since July, 2005 are serviced under a separate and continuing DeWind subsidiaries.  At the time of the insolvency, DeWind GmbH was saddled with contracts which were negotiated while DeWind GmbH was owned by FKI and that required DeWind GmbH to provide warranty services including “no limit” wind power generation revenue guarantees (availability penalties) often without requiring the wind farm customer to properly maintain or service the turbines.  This subsidiary had incurred losses of $11.9 million and $8.7 million for fiscal 2007 and 2008 respectively despite a significant reduction in the number of turbines under warranty.   Concurrent with the filing of the insolvency, DeWind effectively relinquished its right to pursue the capital claim to the control of the insolvency administrator.

On September 18, 2008 an insolvency administrator was appointed and set an initial reporting date of December 11, 2008.  On December 1, 2008 the initial report of the liquidator was published which referred primarily to procedural issues and did not address the assets or liabilities of DeWind GmbH in detail.  The December 1, 2008 report set the date of the follow on report to be in June 2009.

NOTE 14 – RELATED PARTIES

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

For the three months ended December 31, 2008 we recorded fees of $125,000 and patent filing expenses of $8,003 for TMG, and fees of $62,500 and incidental expenses of $12,034 for TMA. All of these expenses were recorded to Research and Development expense.

As of December 31, 2008 the Company had outstanding balances due to TMA and TMG of 24,851 and $42,129 respectively, included in accounts payable.

NOTE 15 - SUBSEQUENT EVENTS

On January 9, 2009, the Company placed DeWind Holdings Ltd into insolvency.  See Note 4.

On January 20, 2009, the Company’s Board of Directors approved the re-pricing of substantially all Director, Management, Employee and Consultant stock options with exercise prices ranging between $0.53 and $2.09 per option.  All options subject to re-pricing were reset to an exercise price of $0.35 per option.  The market price of a share of common stock on the date of the option re-pricing was $0.30 per share. See Note 8.

ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our interim financial statements and the related notes appearing at the beginning of this report. The interim financial statements and this Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended September 30, 2008 and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K/A to be filed with the Securities and Exchange Commission later this month.

The following discussion and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” and similar terms. Our actual results could differ materially from any future performance suggested in this report as a result of factors, including those discussed in “Factors That May Affect Future Operating Results” and elsewhere in this report and in our Annual Report on Form 10-K/A for the fiscal year ended September 30, 2008. All forward-looking statements are based on information currently available to Composite Technology Corporation and we assume no obligation to update such forward-looking statements, except as required by law. Service marks, trademarks and trade names referred to in this Form 10-Q are the property of their respective owners.

OVERVIEW

CTC conducts its operations in the following two business segments: the CTC Cable Division and the DeWind Turbine Division. The segments have been organized on the basis of products. All of each segment’s product revenues relate to external customers.

The quarter ended December 31, 2008 represented a period of significant shocks to the world economies and worldwide financial markets including a collapse of risk capital financing and the failure of multiple commercial and investment banking institutions.  The combination of these factors according to the press has resulted in  significantly lowered economic forecasts and expectations.  The turmoil of these external forces has resulted in a negative impact on both businesses of Composite Technology Corporation.

The CTC Cable business saw delays in several anticipated sales in new markets and was negatively impacted from the delay in sales orders caused by a slowdown in China due to the Beijing Olympics.   These delays affected revenues for the September, 2008 and December, 2008 quarters resulting in deliveries of only 561 km of ACCC™ products in the December 2008 quarter.  We have subsequently seen a resurgence of orders from China and new orders in the U.S. that are for near term deliveries. Since the middle of December, 2008 we have received orders for 1,070 km of ACCC™ conductor and ACCC™ core and our backlog has increased to $11.8 million.

A more significant impact is occurring in the DeWind business segment through product order delays and most importantly through a significant restriction in financing available for our potential customers to order and purchase wind turbines for wind farm projects.  In addition, the delay until October of the extension of a key renewable tax credit for wind turbines, suspended the ordering and financing of turbines at almost the time when awareness of the severity of the credit crisis was becoming known.  Further, the decrease in the price of fossil fuels from their historical peaks in July, 2009 to prices approximately 30% of the peak, has created a perception that there is less willingness to pay the higher price for renewable energy.  These factors combine to make the business environment for wind turbines very difficult.  While none of our existing customers have cancelled their orders, one customer with two orders totaling 50 DeWind turbines worth $140 million has defaulted on key progress payments as a result of losing their wind farm financings and other customers that were expected to purchase turbines have delayed their purchase decisions.  Furthermore, our expected contingency plan to finance our own wind farms for internal development projects has not yet come to fruition due to the difficult investment marketplace.

The Company realized during the December, 2008 quarter that the financing environment for wind turbines had changed significantly as compared to the environment only one quarter earlier and  management began to develop plans to ensure the maximum preservation of value for both businesses. Central among these plans was to invest and operate to continue the viability and growth of the CTC Cable business, while realizing that the DeWind business would likely need to seek a strategic investor or partner, so that it could weather the storm until the economic environment for the wind business improved. To this extent, in December, 2008 the Company engaged the services of RBS Securities, an affiliate of The Royal Bank of Scotland Plc, to identify qualified companies interested in a partnership to better leverage and monetize the leading edge technology of DeWind which will allow DeWind to take advantage of the expected demand in the wind renewables market over the next few years.  We chose RBS Securities because of their extensive and global M&A experience as well as project financing within the wind industry. RBS Securities is expected to play a vital role to the DeWind business including assistance to the Company in finding a strategic investor for the DeWind business, as well as to secure financing for DeWind’s venture with Higher Perpetual Energy on 620 megawatts of wind farms.  RBS has identified and contacted a significant list of interested parties and negotiations with some of these parties are underway.  We currently have no plans or intentions to sell a stake in CTC Cable or take strategic partners into the CTC Cable business.

Restatement:  Provision for Loss on Turbine Contracts:

The Company is restating its fiscal year ending September 30, 2008 financials to reflect understated estimated losses on a turbine sales contracts.  The restatement includes a contract loss provision of $7,597,000 representing the amount of incurred and projected costs in excess of the expected billings on sales contracts for 10 D8 2 megawatt wind turbine nacelles, hubs, and blade sets.  The turbines were shipped during the quarter ended December 31, 2008.  Revenues were deferred as of December 31, 2008 and will be recognized after the turbines are commissioned, expected later in fiscal 2009.  The restatement also includes an additional contract loss of $363,000 for a single turbine unit order for estimated additional tower costs and shipping costs for a total loss estimate of $7,960,000.

For the $7,597,000 loss, two contracts with a total original value of $19,100,000 were originally signed in June 2007 for delivery in June, 2008.   During the quarter ended September, 2008 the Company agreed to a delivery delay penalty of $955,000 with the customer, which reduced the expected, billed contract value to $18,145,000.  Also during the quarter ended September 30, 2008, additional commitments were incurred for procurement and delivery of the turbines and turbine blades.  These commitments, in addition to approximately $8.4 million of parts delivered or available through September 30, 2008, as well as estimates of the additional costs required to complete the project, brought the total projected contract cost to $25,742,000 resulting in a projected contract loss of $7,597,000.  For the September 30, 2008 balance sheet, the balance is included as accrued loss on turbine contracts.  For the December 31, 2008 balance sheet, the balance is included as a portion of inventory reserves.

The large contract loss is due to a combination of four primary factors.

First, nearly $1.0 million of the loss is due to delivery delays caused by late gearbox availability.

Second, it is due to the impact of higher nacelle component prices totaling approximately $2.7 million.  The component price increases were the result of a combination of factors but largely due to the nearly 30% increase in the value of the Euro against the dollar, industry wide turbine parts shortages driving up component prices, and low economies of scale for parts purchases at lower than expected levels.  The higher component prices were not accompanied by increased billings.  Unlike our current contracts that require additional payments for Euro and steel price appreciation, the contract was not written to inherently hedge DeWind against price spikes for the Euro and certain materials such as steel and DeWind did not hedge against these price increases. Approximately 60% of the component value was from parts suppliers paid in Euros.

Third, our blade costs were approximately $3.3 million higher than originally projected.  When we signed the contract in 2007 we had expected a much lower cost for our D8 blade sets due to increased production rate and therefore a lower cost per turbine set.  The final blade price included penalties for reducing production at our European blade supplier.

Finally, approximately $600,000 was due to the additional costs of expedited materials, which were required to avoid additional delivery penalties.  We were required to pay a much higher price for the turbine nacelles by TECO due to air freight required for certain key parts, including gearboxes.

Consolidated Revenues, Gross Margins, and EBITDAS

On a consolidated basis, revenues from continuing operations for the three months ended December 31, 2008 decreased by $7.2 million or 41% from $17.6 million in 2007 to $10.4 million in 2008. The decrease was due to a $6.6 million decrease in CTC Cable sales and a decrease of $0.2 million of turbine product sales and a $0.5 million decrease in turbine service related sales.

The fiscal 2009 quarter decrease for CTC Cable was due to the combination of a revenue spike in December, 2007 on nearly 1,100 km of cable deliveries including 523 km of higher revenue ACCC™ conductor as compared to 561 km of primarily small sized and therefore low price point ACCC™ core deliveries in the December, 2008 quarter which was in turn the result of lower orders out of China due to the Beijing Olympics during the September, 2008 quarter.  The turbine product increase is the net effect of a reduction to $0 of turbine deliveries recorded into revenue for the December, 2008 quarter.  All December, 2008 revenues were for parts sales.   The decrease in turbine service related sales is due to reductions of amortized prepaid turbine maintenance and a reduction of turbine service revenues from the European installation base.

Consolidated gross margins decreased by $2.5 million from $4.0 million or 22% of revenues for the three months ended December 31, 2007 to $1.5 million for the three months ended December 31, 2008 or 14.6% of revenues. The margin decrease is due to reduced CTC Cable margins of $2.9 million primarily due to lower revenue levels, and a $0.5 million increase in DeWind margins due to higher margin parts sales in the December, 2008 quarter as opposed to lower margin turbine sales in the comparable 2007 quarter.

The following table is a reconciliation of consolidated “non-GAAP” EBITDAS discussed above for the three months ended December 31, 2008 and 2007.  Management believes that “non-GAAP” EBITDAS provides an important decision metric due to the large amount of non-cash expenses incurred by the Company and its subsidiaries.  We believe that EBITDAS is a meaningful proxy for the operating cash flow activities since it excludes non-cash charges for depreciation and for stock based compensation charges that historically have been dependent on the vesting schedules of the underlying options granted rather than the operations of the business.

(Unaudited) (In Thousands)	Three months ended December 31,
Consolidated	2008	2007
Net loss from continuing operations	$(8,421)	$(5,191)

Interest, taxes, depreciation, amortization and stock-based compensation (ITDAS):
Interest, net	460	896
Taxes	8	8
Depreciation and amortization	604	865
Stock-based compensation	1,552	216
Total ITDAS	$2,624	$1,985

“Non-GAAP” EBITDAS	$(5,797)	$(3,206)

EBITDAS loss increased by $2.7 million from the prior year primarily due to reduced margins of $2.7 million primarily related to lower cable revenues.

DeWind Division
The DeWind segment operates under the brand name DeWind, which has designed and sold wind turbines since 1995 from Lubeck, Germany. Currently, DeWind is operated from the Company’s Irvine, California offices with sales operations in, Irvine, California and Lubeck, Germany along with Engineering and R&D operations in both Irvine, California and Lubeck, Germany. The DeWind segment designs, produces, sells and services DeWind turbines in the 1.25 and 2.0 megawatt range worldwide. We acquired DeWind during the EU Energy acquisition on July 3, 2006. Accordingly, we have incorporated DeWind’s operations into our financial results since that date.

RECENT DEVELOPMENTS

The revenues of the DeWind segment for the quarter ended December 31, 2008 consisted solely of turbine parts sales made to DeWind’s Chinese license partners.  There were two turbine deliveries during the quarter for which revenue was deferred as the revenue recognition criteria had not been met as of the end of December, 2008.  In particular, 10 D8 units valued at approximately $19 million and the first commercial D8.2 turbine sold in the U.S. valued at $2.5 million were deferred.  During the quarter, an additional order for three new D6 turbines, scheduled for delivery later in fiscal 2009 was received.  As of December 31, 2008, the total backlog of DeWind was $310 million, of which $265 million represents orders where financing is uncertain or pending.

The DeWind segment entered the December, 2008 quarter with caution and optimism.  The credit market downturn, which began in September was not fully known early in the quarter. Between August, 2008 and early October, 2008 DeWind had received orders for 50 D9 turbines for a wind farm in Canada worth approximately $150 million, had received an initial down payment for the first 10 turbines of this order and had signed a development agreement to jointly develop 620 Megawatts of wind farms in Texas with a total potential cost of approximately $1.5 billion.  Based on these developments, DeWind continued to commit resources towards the completion of the D9 turbine as well as begin construction of the first 10 megawatts of the wind farms in Texas.  By November, 2008 after the Canadian order financing was withheld from the developer, who then defaulted on scheduled payments, and it became apparent that financing for wind farms had been significantly reduced, DeWind quickly decided that additional strategies needed to be pursued.

In December, 2008 management realized that additional funding would be necessary to complete the development initiatives and to maintain a viable supply chain for the D8.2 and D9 turbine products.  DeWind has since engaged an international investment banking firm to entertain alternative options including financing of the 620 Megawatt wind farms and obtaining strategic investors into DeWind.  At present, the investment banking firm has successfully directed their efforts on likely investors or partners with sufficient financial backing and is in discussions and negotiation with multiple parties for both options.  Since December, DeWind has significantly restricted its cash payments by reducing operating expenses, reducing or temporarily halting development initiatives, and limiting payments to suppliers, in particular for advance payments on future deliveries of parts in an effort to conserve cash until either the financing market allows for turbine financing or an investor is found for the wind farms or as an investment into DeWind.

The following table is a reconciliation of DeWind only “non-GAAP” EBITDAS discussed above for the three months ended December 31, 2008 and 2007.  Management believes that “non-GAAP” EBITDAS provides an important decision metric due to the large amount of non-cash expenses incurred by the Company and its subsidiaries.  We believe that EBITDAS is a meaningful proxy for the operating cash flow activities since it excludes non-cash charges for depreciation and for stock based compensation charges that historically have been dependent on the vesting schedules of the underlying options granted rather than the operations of the business.

(Unaudited) (In Thousands)	Three months ended December 31,
DeWind Segment Only	2008	2007
Net loss from continuing operations	$(4,217)	$(5,204)

Interest, taxes, depreciation, amortization and stock-based compensation (ITDAS):
Interest	13	84
Taxes	5	7
Depreciation and amortization	364	659
Stock-based compensation	423	—
Total ITDAS	$805	$750

“Non-GAAP” EBITDAS	$(3,412)	$(4,454)

ACCC™ Cable Division
Located in Irvine, California with sales operations in Irvine, California, Shanghai, China, Europe, the Middle East, and Brazil, the CTC Cable Division produces and sells ACCC™ conductor products and related ACCC™ hardware products. ACCC™ conductor production is a two step process. The Irvine operations produce the high strength, light weight, reduced sag composite ACCC™ core, which is then shipped to one of four conductor stranding licensees in Canada, Belgium, China, or Bahrain where the core is stranded with conductive aluminum to become ACCC™ conductor. ACCC™ conductor and core are sold in Canada and the U.S. directly to utilities or through a distribution agreement with General Cable. ACCC™ conductor and core are sold elsewhere in the world directly to utilities as well as through license and distribution agreements with Lamifil in Belgium, Jiangsu New Far East in China, and Midal in Bahrain. ACCC™ conductor has been sold commercially since 2005 and is currently marketed worldwide to electrical utilities, transmission companies and transmission design and engineering firms.

RECENT DEVELOPMENTS

The CTC Cable business saw continued expansion into new markets and greater traction on our new efficiency message in our U.S. market but CTC Cable also saw delays in several anticipated sales wins in new markets and was negatively impacted from the delay in sales orders caused by a slowdown in China due to the Beijing Olympics.   These delays affected revenues for the September, 2008 and December, 2008 quarters resulting in deliveries of only 561 km of ACCC™ products in the December 2008 quarter and coupled with legal expenses related to the Mercury litigation, the CTC Cable business had a $0.8 million EBITDAS loss for the quarter.

We have subsequently seen a resurgence of orders out of China and new orders in the U.S. that call for near term deliveries. Since the middle of December, 2008 we have received orders for 1,070 km of ACCC™ conductor and ACCC™ core and our backlog has increased to $11.8 million. The recently announced U.S. order to Sierra Pacific is important since the decision to purchase ACCC™ conductor by this customer was primarily due to the cost savings associated with using ACCC™ including the improved efficiency of ACCC™ conductor over existing transmission conductor products.  We are hopeful that these orders are the first of many such wins for U.S. utility sales opportunities and we believe the wins are reflective of a much more effective sales organization.   These recent orders along with additional expected orders out of China and other new U.S. and international customers make us optimistic on future sales wins that will add to our backlog, expand our customer base, and return CTC Cable to profitability.  We are also optimistic that the proposed infrastructure and grid efficiency directives that are being pushed by the new Obama administration will result in an increased focus by utilities in the U.S. to acknowledge the efficiency benefits of our ACCC™ products.

The Cable division’s focus during the quarter ending December 31, 2008 was sales, marketing, and operations with a goal to position CTC Cable for rapid revenue growth.

The sales and marketing initiatives begun in the latter half of fiscal 2008 were continued with multiple areas of the sales and marketing infrastructure completed during the quarter, or shortly thereafter.  These initiatives focused on developing a sales organization necessary to penetrate and support order solicitations, bid tenders, and to evangelize the efficiency message of the ACCC™ conductor product line.  During the quarter, CTC Cable filled out complete coverage of the U.S. and Canadian markets through its consortium of 14 sales agent representatives.  The sales organization also completed new sales collateral and sales tools to help automate bid and information requests including a new CTC Cable website which is in beta testing currently and expected to be fully implemented in March, 2009.

CTC Cable continues to develop new relationships in targeted markets including Europe, South and Latin America and the Middle East.  During the quarter we were awarded bids for orders in India and Indonesia and we continue to work to open other new markets.  One of the more exciting developments was the successful win of a new customer in the United States for a 90 km order of ACCC™ conductor. This customer is the first U.S. customer to purchase ACCC™ conductor primarily on the basis of evaluating the product for its efficiency benefits.  Prior U.S. sales were either short test lines or for due to the low sag or high temperature applications of ACCC™ conductor.  We believe this win is significant because it represents a significant change in the perception of the use of ACCC™ conductor with U.S. utilities away from a “niche” product chosen when there was no other alternative available to a product that could be rolled out to replace substantially all transmission conductor within a given utility’s grid under management.

The focus of our cable operations during the three-month period ending December 31, 2008 has been to increase production to manage the large influx of orders from our new markets as well as produce ACCC™ core for deliveries under our China agreement. During the quarter we installed and began operating new machines in our new production floor.  The installation had been delayed due to a construction delay of the backup power generation for this floor.  We now have twelve pultrusion machines in operation with each of the new production machines able to produce up to 3.5 km per day per machine.  By the end of March, 2009 we expect to have eighteen machines in operation with a projected annual capacity in excess of 18,000 km per year, sufficient capacity to provide in excess of $100 million in ACCC™ core revenue per year.  During the quarter, we also recertified our plant for ISO 9001-2000 certification.

We believe that we have lined up sufficient raw materials supplies for our ACCC™ core to produce our expected ACCC™ product sales worldwide for the next twelve months.  The recent economic downturn has resulted in a decreased demand for aerospace grade carbon fiber that we use to produce our composite core resulting in increased availability of materials for ACCC™ core.   We will continue to work to expand our ACCC™ conductor production capacity through stranding and manufacturing agreements with targeted manufacturers worldwide. As we open new markets and we begin to sell ACCC™ conductor locally, we will look to sign additional agreements with local stranding sources.  Discussions with new stranding partners are underway at multiple locations worldwide.

The following table is a reconciliation of CTC Cable only “non-GAAP” EBITDAS discussed above for the three months ended December 31, 2008 and 2007.  Management believes that “non-GAAP” EBITDAS provides an important decision metric due to the large amount of non-cash expenses incurred by the Company and its subsidiaries.  We believe that EBITDAS is a meaningful proxy for the operating cash flow activities since it excludes non-cash charges for depreciation and for stock based compensation charges that historically have been dependent on the vesting schedules of the underlying options granted rather than the operations of the business.

(Unaudited) (In Thousands)	Three months ended December 31,
Cable Segment Only	2008	2007
Net income/(loss) from continuing operations	$(1,512)	$2,173

Interest, taxes, depreciation, amortization and stock-based compensation (ITDAS):
Interest	—	—
Taxes	—	—
Depreciation and amortization	240	206
Stock-based compensation	433	146
Total ITDAS	$673	$352

“Non-GAAP” EBITDAS	$(839)	$2,525

EBITDAS decreased from $2.5 million to a loss of $0.8 million due to the margin reduction resulting from lower revenues out of China.

RESULTS OF OPERATIONS

Revenues, Cost of Revenues, and Gross Margins:

During the quarter ended December 31, 2008, the geographical allocation of consolidated revenues was:

China/Asia	76.8%
Europe	11.3%
Central America	5.0%
North America	6.9%

During the quarter, three customers in China represented 76.7% of revenues (two customers from our DeWind segment and one customer from our Cable segment at 53.9% and 22.8%, respectively), one Cable customer in Europe with 6.9% of revenues, one Cable customer in Central America with 5.0% of revenues and one Cable customer in North America with 5.0%. No other customer represented greater than 5% of consolidated revenues.

Our revenues and gross margin analysis are listed in the table below.

	Three Months Ended December 31,
(In Thousands)	2008			2007
(unaudited)	Cable Segment	Wind Segment	Total	Cable Segment	Wind Segment	Total
Product Sales –Cable	$4,360	$—	$4,360	$10,994	$—	$10,994
Product Sales – Turbines	—	5,948	5,948	—	6,077	6,077
Other Turbine Related Revenue	—	110	110	—	515	515
Total Revenues	$4,360	$6,058	$10,418	$10,994	$6,592	$17,586

Cost of Sales - Cable	$3,082	$—	$3,082	$6,821	$—	$6,821
Cost of Sales – Turbines	—	5,000	5,000	—	6,085	6,085
Cost of Sales – Turbine Service	—	813	813	—	640	640
Total Cost of Sales	$3,082	$5,813	$8,895	$6,821	$6,725	$13,546

Gross Margin - Cable	$1,278	$—	$1,278	$4,173	$—	$4,173
Gross Margin % - Cable	29.3%	—	29.3%	38.0%	—	38.0%
Gross Margin – Turbines	—	948	948	—	(8)	(8)
Gross Margin % - Turbines	—	15.9%	15.9%	—	-0.1%	-0.1%
Gross Margin – Turbine Service	—	(703)	(703)	—	(125)	(125)
Gross Margin % - Turbine Service	—	-639.1%	-639.1%	—	-24.3%	-24.3%
Total Gross Margin	$1,278	$245	$1,523	$4,173	$(133)	$4,040
Total Gross Margin %	29.3%	4.0%	14.6%	38.0%	-2.0%	23.0%

CABLE REVENUES. Product revenues for the quarter ended December 31, 2008 of $4.4 million consisted of only 561 kilometers of ACCC™ core, and related ACCC™ hardware products sold primarily to Jiangsu New Far East Cable Company in China.  Cable revenues decreased $6.6 million or 60% for the three months ended December 31, 2008, compared to the same periods in prior year. The decrease in revenue for the current quarter was due to a decrease of over 600 km of ACCC™ products from the December, 2007 quarter and due to a change in product mix since product deliveries in 2007 were primarily higher sales price ACCC™ conductor while 2008 sales were lower priced ACCC™ core.

Cost of Sales and resultant Gross Margin on cable revenues for the three ended December 31, 2008 represent materials, labor, freight, and allocated overhead costs to produce ACCC™ conductor, ACCC™  core, and related hardware.  Cable gross margin decreased by $2.9 million or 69% from the same period in the prior year. Margin percentages for current quarter decreased to 29.3%, compared to the same period in prior year of 38%. The current quarter gross margin decrease is due to combination of lower sales of ACCC™ products and a much lower utilization of ACCC™ core production related labor overhead as in prior quarters per revenue dollar.

TURBINE REVENUES. Turbine revenues for the quarter ended December 31, 2008 of $5.9 million consisted entirely of sales of parts and unlike prior quarters had no revenues related to turbine deliveries or license fees.  The December, 2007 quarter included revenues for two D8 turbines and two D4 turbines.

Cost of sales for the quarter ended December 31, 2008 decreased $1.1 million to $5.0 million and are reflective of the cost for the parts sold and $0.3 million in loss provisions on turbine contracts for delivery later in fiscal 2009.  The December, 2007 quarter included the costs for the two D8 and two D4 turbines.

TURBINE SERVICE REVENUES. Turbine service revenues for the quarter ended December 31, 2008 of $0.1 million consisted of amortized deferred service and maintenance revenues and service billings related to turbines that were not transferred to the now discontinued E Services entity, typically for turbines recently ending their warranty periods. Turbine service revenues for the quarter ended December 31, 2007 of $0.5 million represents primarily amortization of deferred maintenance revenues for those turbines remaining under warranty which were not transferred to E Service. The decrease in revenues is due to decreased service billings for customers rolling off their warranty period who purchased maintenance services subsequent to their warranty termination.

Cost of revenues for turbine service represents the labor, parts, supplies, and overhead related to the servicing of turbines and the net effect of changes in our turbine availability and warranty provisions. Cost of revenues for the three months ending December 31, 2008 increased by $0.2 million due to higher charges related to warranty and availability provisions than were recorded in the December, 2007 quarter.

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

Consolidated operating expenses increased $1.2 million or 13.8% from $8.3 million in the quarter ended December 31, 2007 to $9.5 million in the current quarter due to stock compensation increases of $1.3 million, non-recurring legal related expenses of $1.1 million, increases in CTC Cable sales related expenses of $0.4 million and DeWind expense reductions of $1.7 million.  Excluding stock compensation charges, operating expenses were consistent at $8.1 million despite $1.1 million in non-recurring expenses in the December, 2008 quarter.

The $1.1 million in non-recurring expense changes included $0.4 million in startup costs related to one-time DeWind wind farm development that are potentially recoverable from the joint venture from future joint venture cash flows, a $0.2 million Corporate credit related to the DeWind acquisition taken in the December, 2007 quarter but not recurring in 2008, and $0.5 million in CTC Cable and Corporate expenses related to the Mercury litigation and for our income tax audit which was completed by the IRS in January, 2009 with no additional tax assessed.

On a standalone basis, Corporate expenses increased $0.9 million from $1.3 million to $2.2 million including an increase of $0.6 million in stock compensation charges , $0.2 million related to the credit reversal described above, $0.2 million of litigation and tax defense costs and a $0.1 million expense reduction.

CTC Cable expenses increased $0.8 million or 39.5% due to $0.3 million in higher stock compensation charges, $0.4 million in cash basis sales and marketing expenses resulting from an increase in our sales and marketing departments,  $0.3 million related to the Mercury litigation and  IRS tax audits, offset by $0.2 million in other research and general and administration cost reductions.

DeWind expenses decreased $0.5 million or 11.7% to $4.4 million.  The reduction is the net effect of an increase of $0.4 million in stock compensation charges, $0.4 million in non-recurring wind farm startup costs offset by a $0.3 million decrease in depreciation and amortization and  a decrease of $1.0 million in other cash basis expenses including $0.2 million in general and administrative expenses and $0.8 million in research and development expenses which was the net effect of a reduction of D8.2 60 hertz US prototype costs incurred in the 2007 quarter offset by the increase of D9 blade and D8.2 cold weather development costs incurred in 2008.

The following table provides a comparative analysis of operating expenses.

	Three Months Ended December 31,
(In Thousands)	2008				2007
(unaudited)	Corporate	Cable	DeWind	Total	Corporate	Cable	DeWind	Total
Officer Compensation	$743	$—	$—	$743	$254	$—	$—	$254
General and Administrative	1,499	738	1,786	4,023	1,093	404	1,810	3,307
Research and Development	—	673	1,940	2,613	—	812	2,347	3,159
Sales and Marketing	—	1,289	539	1,828	—	711	344	1,055
Depreciation and Amortization	—	90	179	269	—	73	479	552
Total Operating Expenses	$2,242	$2,790	$4,444	$9,476	$1,347	$2,000	$4,980	$8,327

OFFICER COMPENSATION. Officer compensation represents CTC corporate expenses and consists primarily of salaries, consulting fees paid in cash, and the fair value of stock grants issued to officers of the Company. Officer compensation increased $0.6 million or 233% in the current quarter from $0.2 million for the quarter ended December 31, 2007.  The increase for the three months is due to increased stock-compensation recorded in the current quarter as compared to prior year.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consisted primarily of salaries and employee benefits for administrative personnel, facilities costs, stock listing fees, insurance expenses, legal, professional and consulting expenses, and expenses related to reserves for uncollectible receivables. G&A expense increased $0.7 million or 21.7% in the current quarter from $3.3 million for the quarter ended December 31, 2007. The increase in G&A expenses for the quarter is due primarily to a $0.2 million increase in stock compensation, $0.2 million in additional corporate costs, and $0.3 million in Cable costs offset by a decrease $0.1 million for the DeWind business segment.  The increase in corporate expenses is due to additional audit and tax related legal and professional fees and a one-time reversal of an accrual related to the DeWind acquisition that reduced expenses in the December, 2007 quarter; the Cable increase is due to the Mercury litigation costs, and the decrease in DeWind is due to reduced costs in our European operations, offset by a non-recurring $0.4 million related to startup costs for the wind farm joint venture.

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

Research and development expenses decreased $0.6 million or 17.3% in the current quarter from $3.2 million for the quarter ended December 31, 2007. The current quarter decrease is due to the net effect of a $0.3 million increase stock compensation charges, and cash basis expense reductions of $0.2 million in the Cable business and $0.7 million in the DeWind business, due to lower US prototype costs offset by increased spending on our D9 initiatives including extended blade development and a cold weather package.

SALES AND MARKETING EXPENSE. Sales and marketing expense consisted primarily of salaries and commissions for sales and marketing personnel, expenses for consultants, equipment, travel, and printed marketing literature and sales materials. Sales and Marketing expenses increased  $0.7 million or 69% in the current quarter from $1.1 million in the quarter ended December 31, 2007. The current quarter increase of $0.7 million included $0.3 million increase in stock compensation charges and $0.4 million due to increases in Cable sales and marketing expenses due to additional US and International headcount related expenses and expenses related to increased marketing efforts for our website enhancement and sales collateral changes.

DEPRECIATION & AMORTIZATION EXPENSE. Depreciation expense consisted of depreciation on capitalized equipment, leasehold improvements, and other capital assets and amortization of acquired intangibles. The depreciation and amortization expense decreased by $0.3 million or 51% for the current quarter from $0.6 million for the quarter ended December 31, 2007.  The decrease in the quarter was primarily due to lower amortization of intangibles from our DeWind segment compared to prior year due to lower turbine deliveries and a decrease in depreciation in the Cable business.

INTEREST EXPENSE. Interest expense consists of interest paid and payable on the Company's capital lease obligations, the cash interest payable on Company’s Debentures and Notes and the amortization of the Convertible Note discount recorded for the value of the warrants and conversion features issued in conjunction with the Convertible Notes. Interest expense decreased $0.5 million or 52% in the current quarter from $1.0 million in the quarter ended December 31, 2007. The decrease in the current quarter is primarily due to lower interest on lower debt balances of the remaining $9.0 million in principal on our February, 2007 Convertible Notes and a reduction to zero of interest on capital lease obligations that were repaid in May, 2008.

INCOME TAXES. We made no provision for income taxes in the three months ending December 31, 2008 due to net losses incurred except for minimum tax liabilities.  We have determined that due to our continuing operating losses as well as the uncertainty of the timing of profitability in future periods, we should fully reserve our deferred tax assets. As of December 31, 2008, our deferred tax assets continued to be fully reserved. We will continue to evaluate, on a quarterly basis, the positive and negative evidence affecting the realization of our deferred tax assets.

Net Loss

Our net income (losses) may be summarized as follows:

	Three Months Ended December 31,
(In Thousands)	2008	2007
	(unaudited)	(unaudited)
Corporate	$(2,692)	$(2,160)

Cable	(1,512)	2,173

Dewind	(4,130)	(7,374)

Total	$(8,334)	$(7,361)

Our net loss increased $0.9 million or 13.2% in the current quarter from $7.4 million for the quarter ended December 31, 2007. The increase for the quarter was due primarily to $2.7 million gross margin decreases, primarily in the Cable operations due to lower revenue levels, operating expense increases of $1.1 million, primarily caused by $1.3 million in increased stock compensation charges offset by a $0.6 million decrease in depreciation and amortization expense; a $0.5 million decrease in interest expense, and a reduction of $2.2 million in losses related to discontinued operations of DeWind related businesses.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, our principal sources of working capital have been private debt issuances and equity financings.

For the three months ended December 31, 2008, we had a net loss from continuing operations of $8.4 million. At December 31, 2008 we had $9.8 million of cash and cash equivalents, which represented a decrease of $12.8 million from September 30, 2008. The decrease was due to cash used in operations of $12.2 million, cash used in investing activities for the investment in wind farm joint ventures of $0.8 million purchase of property, plant and equipment of $0.2 million, offset by a favorable Euro exchange rate providing $0.5 million.

Cash used in operations during the three months ended December 31, 2008 of $12.2 million was the result of operating losses, offset by depreciation, amortization, and non-cash compensation expenses and working capital requirements, most significantly related to the purchase of turbine inventory parts and payments on accounts payable related to those parts offset by additional cash receipts for deferred revenues.

We anticipate that our current cash assets combined with expected sales of our ACCC conductor will not be sufficient to sustain our combined operations including the DeWind segment without sufficient wind turbine orders with sizable customer advance payments of cash and further anticipate that we will continue to incur consolidated net losses due to our costs exceeding our revenues for an indefinite period of time. Further, our cash flows are reliant upon the payment of several large invoices from international customers and the payment of cash advances from turbine customers. If existing cash and cash generated from operations are insufficient to satisfy our liquidity requirements, we may seek to raise additional capital through issuances of equity or debt securities.

As described above, we have also engaged the services of RBS Securities to obtain additional cash funding into our DeWind business as well as financing for DeWind’s joint venture wind farm projects.

CAPITAL EXPENDITURES

The Company does not have any material commitments for capital expenditures.

EFFECTS OF INFLATION

We are subject to inflation and other price risks arising from price fluctuations in the market prices of the various raw materials that we use to produce our products including the price of aluminum and steel.

Whenever possible, we manage price risks through cost containment measures.  For our CTC Cable business, we anticipate passing through the risk of market fluctuations of the price of aluminum to our customers, as is the practice in the cable industry, and we do not believe that inflation risk or other price risks will be material to our CTC Cable business or Corporate overhead results of operations, financial position, or cash flows.

For our DeWind business, during the year ended September 30, 2008 and the quarter ended December 31, 2008 there were substantial fluctuations in the turbine component costs driven in part by increased demand and in part due to raw materials increases that we were unable to pass through to our customers and which resulted in losses on several turbine supply contracts.  These losses primarily related to fixed price contracts that were signed in 2007.  Our current turbine supply contracts incorporate price escalators that allow a full or partial pass-through of additional materials price increases to our customers.

OFF BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

There are no off balance sheet arrangements. The following table summarizes our contractual obligations (including interest expense) and commitments as of December 31, 2008:

Contractual Obligations (in thousands)	Total	Less than 1 year	1-3 years	More than 3 Years
Debt Obligations	$9,820	$724	$9,096	$—
Operating Lease Obligations	$2,482	$1,457	$1,025	—
Purchase Commitments	$15,500	$15,500	$—	$—

Included in purchase commitments are approximately $3.5 million of additional commitments to a vendor to complete a sizable portion of the balance of the plant for the first 10 megawatt wind farm for the wind farm joint venture.

Not included in the table above are amounts included on our balance sheet under warranty liabilities. Our turbine warranty generally provides for payment of services for turbine related repairs as well as provides for compensation for availability penalties. Availability penalties are wind generating revenue guarantees payable in cash to wind farm operators if their turbine under warranty fails to meet minimum wind generation levels. As of December 31, 2008, we had accrued availability penalties relating to incurred and measured wind generating guarantees totaling $434,019 which are payable upon the resolution of the underlying claims. We currently classify all such payments as less than one year.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk relates primarily to our cash balances and the effect that changes in interest rates have on the interest earned on that portfolio. Our convertible notes and debentures bear a fixed rate of interest.

As of December 31, 2008 we did not hold any derivative financial instruments for speculative or trading purposes. The primary objective of our investment activities is the preservation of principal while maximizing investment income and minimizing risk. As of December 31, 2008, we had $9.8 million in cash, cash equivalents and short-term investments that mature in three months or less. Due to the short duration of these financial instruments, we do not expect that a change in interest rates would result in any material loss to our investment portfolio.

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

ITEM 4: CONTROLS AND PROCEDURES

Based on an evaluation under the supervision and with the participation of the Company's management, including the Chief Executive Officer, the Chief Financial Officer and the Chief Operating Officer, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined under the Securities Exchange Act of 1934, as amended (Exchange Act)) were not effective as of December 31, 2008 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

o The Company had a two member Audit Committee, a two member Compensation Committee, and has had a designated financial expert on the Board of Directors since January of 2006. Until December, 2005 we only had a two person non-independent Board of Directors and from January, 2006 through November, 2006 we had one independent director and two non-independent directors comprising our Board of Directors.  In October, 2007 we added one additional independent director who also serves on the Audit and Compensation committees.

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

Information Technology General Controls (ITGC'S). ITGC'S include four basic information technology (IT) areas relevant to internal control over financial reporting: program development, program changes, computer operations, and access to programs and data. As of September 30, 2008, a material weakness existed relating to our information technology general controls, including ineffective controls relating to access to programs and data including (1) user administration, (2) application and system configurations, and (3) periodic user access validation

Inventory Processes. The following material weaknesses existed related to ineffective controls over our inventory processes:

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

Project review process.  We determined that we had an inadequate review process over turbine supply contract review and the turbine project accounting system was inadequate.

During the three months ended December 31, 2008 and through the date of this report, the Company improved the internal control structure and addressed the identified material weaknesses as follows:

o In January, 2009 the Company appointed a third independent Director who will serve on the Audit and Compensation Committees as well as to provide a majority of independent directors on our five person Board of Directors.

o In October, 2008, the Company completed an important phase of the upgrade to its accounting and manufacturing IT systems to more adequately track and maintain inventory and to automate manufacturing and inventory costing.

o The Company improved its IT processes surrounding security of information and user administration and access validation procedures.

o Additional accounting and finance personnel were added in late fiscal 2008 to address proper segregation of duties and inadequate training.

The Company's management has identified the steps necessary to address the material weaknesses existing in 2008 described above and that remain as a December 31, 2008, as follows:

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

(4) Requiring senior accounting personnel and the principal accounting officer to review complex, non-routine transactions to evaluate and approve the accounting treatment for such transactions;

(5) Evaluating the internal audit function in relation to the Company's financial resources and requirements. We expect to pursue a strategy of outsourcing our internal audit function in fiscal 2009;

(6) Develop and maintain an effective inventory reconciliation process between DeWind’s accounting records and TECO Westinghouse records.

(7)  Invest in additional enhancements to our IT systems including enhancements to processing manufacturing and inventory transactions, equity administration processes, and security over user access and administration.

(8)  Conduct a thorough and complete project accounting review on a quarterly basis, which is reviewed by senior management.  Implement an automated project accounting software system.

The Company began to execute the remediation plans identified above in the first fiscal quarter of 2009.  These remediation efforts are expected to continue through fiscal 2009.

Except for the beginning of the transition of control of our DeWind inventory to TECO/Westinghouse in the fourth fiscal quarter of 2008 and which continued into the first fiscal quarter of 2009 as as noted above, there were no changes in our internal control over financial reporting during the year ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than the remediation measures which are described above.

SingerLewak LLP, our independent registered public accounting firm, has audited management's assessment of the effectiveness of the Company's internal control over financial reporting as of September 30, 2008 as stated in their report which appears in the Annual Report on Form 10-K/A to be filed with the Securities and Exchange Commission later this month.

Evaluation of Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer/ and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of December 31, 2008 because of the material weaknesses identified above.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

There have been no material changes to the Legal Proceedings described in Form 10-K/A to be filed with the Securities and Exchange Commission later this month except as noted in Footnote 13. See also Footnote 13 to the financial statements in this document.

  ITEM 1A. RISK FACTORS

The following risk factors have changed or have been updated for recent information as compared to the Risk Factors listed in Form 10-K/A to be filed with the Securities and Exchange Commission later this months. Such risk factors should be read in conjunction with the risk factors listed in such Form 10-K/A.

WE EXPECT FUTURE LOSSES AND OUR FUTURE PROFITABILITY IS UNCERTAIN.
Prior to acquiring Transmission Technology Corporation, or TTC, in November 2001, we were a shell corporation having no operating history, revenues from operations, or assets since December 31, 1989. We have recorded approximately $56 million in ACCC product sales since inception and we have $56 million in Turbine and related services revenues since the acquisition of DeWind on July 3, 2006. Historically, we have incurred substantial losses and we may experience significant quarterly and annual losses for the foreseeable future. We may never become profitable. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. We expect the need to significantly increase our product development and product prototype and equipment prototype production expenses, as necessary. As a result, we will need to generate significant revenues and earnings to achieve and maintain profitability.

WE HAVE A SIGNIFICANT PORTION OF OUR CURRENT REVENUES AND ORDER BOOKINGS CONCENTRATED WITH A SMALL NUMBER OF CUSTOMERS.
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
Since inception, our accountants have issued a report relating to our audited financial statements which contains a qualification with respect to our ability to continue as a going concern because, among other things, our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future or to obtain the necessary financing to meet our obligations and repay our liabilities from normal business operations when they come due. There is no guarantee that the products will be accepted or provide a marketable advantage, and therefore, no guarantee that the commercialization will ever be profitable. For the three months ended December 31, 2008 we had a net loss from continuing operations of $8.4 million and negative cash flows from operations of $12.2 million. For the fiscal year ended September 30, 2008, we had a net loss from continuing operations of $53.5 million and negative cash flows from operations of $51.4 million.  For the fiscal year ended September 30, 2007, we had a net loss from continuing operations of $30.6 million and negative cash flows from operations of $22.2 million. For the fiscal year ended September 30, 2006, we had a net los from continuing operations of $26.6 million and negative cash flows from operations of $6.5 million.

IF WE CANNOT RAISE CAPITAL WHEN IT IS NEEDED, WE MAY BE REQUIRED TO REDUCE OR SUSPEND OPERATIONS OR GO OUT OF BUSINESS ALTOGETHER FOR ONE OR MORE OF OUR OPERATING SEGMENTS.
We anticipate that for the foreseeable future, the sales of our ACCC cable or DeWind turbine businesses may not be sufficient enough to sustain our current level of operations on a consolidated basis and that we will continue to incur net losses due to our costs exceeding our revenues for our DeWind business. For these reasons, we believe that we will need to either raise additional capital, to take on a strategic investment partner, or a full or partial sale of DeWind to fund the operations of the business or until such time, if ever, as we become cash-flow positive. It is highly likely that we will continue to seek to raise money through public or private sales of our securities, debt financing or short-term loans, corporate collaborations, asset sales, or a combination of the foregoing. Our ability to raise additional funds in the public or private markets will be adversely affected if the results of our business operations are not favorable, if any products developed are not well-received or if our stock price or trading volume is low. Additional funding may not be available on favorable terms to us, or at all. To the extent that money is raised through the sale of our securities, the issuance of those securities could result in dilution to our existing stockholders. If we raise money through debt financing, we may be required to secure the financing with all of our business assets, which could be sold or retained by the creditor should we default in our payment obligations. If we cannot sustain our working capital needs with financings or if available financing is prohibitively expensive, we may not be able to complete the commercialization of our products. As a result, we may be required to discontinue our operations without obtaining any value for our products, which could eliminate stockholder equity, or we could be forced to relinquish rights to some or all of our products in return for an amount substantially less than we expended.

WE HAVE SUBSTANTIAL EXPOSURE TO EXCHANGE RATE RISK AS WE PURCHASE A SUBSTANTIAL QUANTITY AND VALUE OF TURBINE PARTS FROM EUROPEAN BASED SUPPLIERS AND WE HAVE SIGNIFICANT LIABILITIES DENOMINATED IN FOREIGN CURRENCIES.

Over the past 24 months, the US Dollar has fluctuated  against foreign currencies, notably the Euro. When the Company purchased the DeWind subsidiary in July, 2006, the Dollar to Euro exchange rate was approximately $1.29 to the Euro. As of June 30, 2008 the exchange rate was $1.58 to the Euro for a 22.5% decline in the dollar from July 3, 2006 to June 30, 2008.  The Euro subsequently devalued to $1.39 as of December 31, 2008 and to $1.30 as of February 9, 2009. We currently do not hedge our foreign currency risk.

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

The Company has determined that the disclosure and internal control structure of the consolidated entity has material weaknesses that will require the investment of additional resources to mitigate and resolve.  EU Energy was a UK company that was not previously subject to the requirements of the Sarbanes-Oxley Act of 2002. The operations of EU Energy are material to the results of the post-acquisition combined entity and management’s initial assessment of the EU Energy control structure has identified several additional key material control weaknesses that may require the investment of additional resources.  The Company may be required to hire additional employees, consult with expert advisors, invest in Informational Technology, and provide for additional Board oversight including additional independent directors, and audit committee, and an internal audit function.  These remediation efforts may consume additional financial resources resulting in additional expense to the company.

These weaknesses may also lead to errors with our financial results.  For instance, in  February 2009, the Company concluded that errors were made in its wind turbine contract review procedures and that contract losses of $7,960,000 should have been recorded for expected costs in excess of expected proceeds for turbines that were shipped during the quarter ended December 31, 2008.   Both the expected costs and the expected proceeds were determinable and estimable as of the year ended September 30, 2008, and a contract loss should have been recorded.

Risks Related To Our Securities

THE PRICE OF OUR COMMON STOCK IS VOLATILE. VOLATILITY MAY INCREASE IN THE FUTURE, WHICH COULD AFFECT OUR ABILITY TO RAISE CAPITAL IN THE FUTURE OR MAKE IT DIFFICULT FOR INVESTORS TO SELL THEIR SHARES.
The market price of our common stock may be subject to significant fluctuations in response to our operating results, announcements of new products or market expansions by us or our competitors, changes in general conditions in the economy, the financial markets, the electrical power transmission and distribution industry, or other developments and activities affecting us, our customers, or our competitors, some of which may be unrelated to our performance. The sale or attempted sale of a large amount of common stock into the market may also have a significant impact on the trading price of our common stock. During the last 12 months, the closing bid prices for our common stock have fluctuated from a high of $1.44 to a low of $0.18. Fluctuations in the trading price or liquidity of our common stock may adversely affect our ability to raise capital through future equity financings.

AS OF FEBRUARY 5, 2009, 728,000 COMMON SHARES ARE ISSUABLE UPON EXERCISE OF ALL OUTSTANDING OPTIONS, WARRANTS AND CONVERSION OF CONVERTIBLE NOTES FOR LESS THAN THE MARKET PRICE OF $0.34 PER SHARE. CASH PROCEEDS RESULTING FROM THE FULL EXERCISE AND CONVERSION OF THESE SECURITIES WOULD BE APPROXIMATELY $182,000. WHILE CURRENT MARKET PRICES ARE BELOW SUBSTANTIALLY ALL OF OUR CONVERTIBLE EQUITY SECURITIES, INCLUDING OPTIONS AND WARRANTS, A SUBSTANTIAL NUMBER OF OPTIONS WERE RECENTLY RE-PRICED TO $0.35 PER SHARE.  A PRICE INCREASE ABOVE THAT STRIKE PRICE WOULD RESULT IN APPROXIMATELY 19,203,000 OPTIONS AT $0.35 PER OPTION OF WHICH.  FULL CONVERSION OF SUCH SHARES WOULD INCREASE THE OUTSTANDING COMMON SHARES BY 6.7% TO APPROXIMATELY 307,191,000 SHARES.

The exercise price or conversion price of outstanding options, warrants and convertible notes may be less than the current market price for our common shares. In the event of the exercise of these securities, a shareholder could suffer substantial dilution of his, her or its investment in terms of the percentage ownership in us as well as the book value of the common shares held. At the February 9, 2009 market price of $0.32 per share, 728,000 shares would be exercisable or convertible for less than the market prices. Full exercise and conversion of these below market shares would result in us receiving cash proceeds of $182,000 and would increase the outstanding common shares to approximately 288,716,000 shares.

ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 - DEFAULTS ON SENIOR SECURITIES

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 - OTHER INFORMATION

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers

 On January 20, 2009, the Board of Directors of the Registrant elected Michael K. Lee (“Lee”) as a new member of the Board of Directors. Lee was appointed for a 1-year term subject to reelection by the Shareholders for 2 further terms of 1-year on the same terms and conditions. Lee was also appointed to the Audit Committee and the Compensation Committee with immediate effect. In remuneration for his services, Lee will receive $4,000 per month during his term as a Director. He was also granted 500,000 options to purchase shares of common stock of the Registrant at a price of $0.35 per option. These options will vest over 36 months with the first portion of 41,667 vesting 3 months after the grant date and thereafter an additional portion of 41,667 will vest at 3-monthly intervals until finally the last portion of 41,663 will vest on the 3-year anniversary of the grant.

There are no family relationships among the directors or executive officers.

There are no transactions, since the beginning of the Company’s last fiscal year, or any currently proposed transaction, in which the Company was or is to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at year-end for the last three completed fiscal years, and in which any related person had or will have a direct or indirect material interest.

Other than the director agreement described under Item 1.01 and ancillary arrangements mentioned there under, there is no material plan, contract or arrangement (whether or not written) to which Mr. Lee is a party or in which he participates that is entered into or material amendment in connection with the triggering event or any grant or award to Mr. Lee or modification thereto, under any such plan, contract or arrangement in connection with any such event.

On January 20, 2009 the Board of Directors of the Registrant elected to modify the strike price for all employee, director, and management stock options to $0.35 per option.  On February 4, 2009 the respective directors and executive officers of the Company ratified the revised option agreements.  No changes were made to any vesting schedules for any of the Directors and Officers.

Options outstanding as of December 31, 2008 subject to price adjustment to $0.35 per option:

Name	Weighted Average strike price prior to re- pricing	Total Options re-priced	Vested Options re-priced	Unvested Options re-priced
Directors and Officers
Benton Wilcoxon	$1.13	4,200,000	1,333,333	2,866,667
Marvin Sepe	$1.18	2,750,000	833,333	1,916,667
Domonic Carney	$1.16	2,250,000	833,333	1,416,667
Robert Rugh	$1.45	1,250,000	166,667	1,083,333
Michael McIntosh	$1.10	2,125,000	1,047,568	1,077,432
Dean McCormick III	$1.09	681,000	428,586	252,414
John Mitola	$2.09	500,000	166,150	333,850
Total Directors & Officers	$1.20	13,756,000	4,808,970	8,947,030

ITEM 6 - EXHIBITS

EXHIBIT INDEX

Number	Description

3.1(1)	Articles of Incorporation of the Company

3.2(2)	Certificate of Amendment to Articles of Incorporation

3.2(3)	Bylaws of Composite Technology Corporation, as modified January 6, 2006

10.1(4)	Letter and Option agreement by and between Composite Technology Corporation and Michael Lee

10.2(5)	Revisions to Option agreements by and between Composite Technology Corporation and Messrs. Benton Wilcoxon, Marvin Sepe, Domonic Carney, Robert Rugh, Michael McIntosh, John Mitola, and Dean McCormick

10.3(6)(7)
Limited Liability Company Agreement of DeWind SW1 Wind Farms LLC dated as of October 6, 2006 by and among by Dewind Energy Development Company, LLC, a Nevada limited liability company (“DeWind”) and Higher Perpetual Energy, LLC (“Higher Perpetual”), a Texas limited liability company.

10.4(6)
Conveyance and Contribution Agreement by and among Higher Power Energy, LLC, a Texas limited liability company (“Higher Power”), Perpetual Energy Ltd., a United Kingdom private limited company (“Perpetual”), Higher Perpetual Energy, LLC, a Texas limited liability company (“Higher Perpetual”), DeWind SWI Wind Farms, LLC, a Delaware limited liability company (“Company”), LittlePringle1, LLC, a Delaware limited liability company (“LP1 Sub”), LittlePringle2, LLC, a Delaware limited liability company (“LP2 Sub”), BigPringle, LLC, a Delaware limited liability company (“Big Pringle Sub”), PD1, LLC, a Delaware limited liability company (“PD1 Sub”), DeWind Energy Development Company, LLC, a Nevada limited liability company (“DeWind”), and DeWind, Inc., a Nevada corporation (“DeWind, Inc.”).

10.5(6)
Developer Agreement dated as of October 6, 2008 by and among Perpetual Energy Limited, a United Kingdom private limited company (“Perpetual”), Higher Power Energy, LLC, a Texas limited liability company (“Higher Power”), Dewind Energy Development Company, LLC, a Nevada limited liability company (“DeWind”), Dewind SWI Wind Farms, LLC, a Delaware limited liability company (“Holdco”) and Higher Perpetual Energy, LLC, a Texas limited liability company (“Higher Perpetual”)

10.6(6)	Operating Agreement of BigPringle, LLC dated as of October 6, 2008 by DeWind SWI Wind Farms, LLC, a Delaware limited liability company

10.7(6)	Operating Agreement of LittlePringle1, LLC dated as of October 6, 2008 by DeWind SWI Wind Farms, LLC, a Delaware limited liability company

10.8(6)	Operating Agreement of LittlePringle2, LLC dated as of October 6, 2008 by DeWind SWI Wind Farms, LLC, a Delaware limited liability company

10.9(6)	Operating Agreement of PD1, LLC dated as of October 6, 2008 by DeWind SWI Wind Farms, LLC, a Delaware limited liability company

10.10(6)
Assignment and Assumption Agreement dated  as of October 6, 2008  , between Higher Power Energy, LLC (“Assignor”), a Texas limited liability company and BigPringle, LLC (“Assignee”), a Delaware limited liability company

10.11(6)
Assignment and Assumption Agreement dated  as of October 6, 2008  , between Higher Power Energy, LLC (“Assignor”), a Texas limited liability company and LittlePringle1, LLC (“Assignee”), a Delaware limited liability company

10.12(6)
Assignment and Assumption Agreement dated  as of October 6, 2008  , between Higher Power Energy, LLC (“Assignor”), a Texas limited liability company and LittlePringle2, LLC (“Assignee”), a Delaware limited liability company

10.13(6)
Assignment and Assumption Agreement dated  as of October 6, 2008  , between Higher Power Energy, LLC (“Assignor”), a Texas limited liability company and PD1, LLC (“Assignee”), a Delaware limited liability company

10.14(6)	Assignment Agreement dated as of October 6, 2008, entered into by and between Pringle Wind II, LLC, a Texas limited liability company and LittlePringle1, LLC, a Delaware limited liability company.

10.15(6)
Assignment and Assumption Agreement dated as of October 6, 2008, is entered into by and between Pringle Wind II, LLC, a Texas limited liability company, and LittlePringle1, LLC, a Delaware limited liability company, and consented to and acknowledged by Hutchinson County, Texas, acting through its duly elected Commissioners Court.

10.16(6)	Assignment Agreement dated as of October 6, 2008, entered into by and between Pringle Wind II, LLC, a Texas limited liability company and LittlePringle2, LLC, a Delaware limited liability company.

10.17(6)
Assignment and Assumption Agreement dated as of October 6, 2008, is entered into by and between Pringle Wind II, LLC, a Texas limited liability company, and LittlePringle2, LLC, a Delaware limited liability company, and consented to and acknowledged by Hutchinson County, Texas, acting through its duly elected Commissioners Court.

31.1(6)	Rule 13a-14(a) / 15d-14(a)(4) Certification of Chief Executive Officer

31.2(6)	Rule 13a-14(a) / 15d-14(a)(4) Certification of Chief Financial Officer

32.1(6)	Section 1350 Certification of Chief Executive Officer

32.2(6)	Section 1350 Certification of Chief Financial Officer

(1) Incorporated herein by reference to Form 10-KSB filed as a Form 10-KT with the U. S. Securities and Exchange Commission on February 14, 2002.

(2) Incorporated herein by reference to Form 8-K filed with the U.S. Securities and Exchange Commission on December 18, 2007.

(3) Incorporated herein by reference to Form 8-K filed with the U.S. Securities and Exchange Commission on January 12, 2006.

(4) Incorporated herein by reference to Form 8-K filed with the U.S. Securities and Exchange Commission on January 26, 2009.

(5) Incorporated herein by reference to Form 8-K filed with t the U.S. Securities and Exchange Commission on February 10, 2009.

(6) Filed herewith.

(7) Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPOSITE TECHNOLOGY CORPORATION
(Registrant)

By: /s/ Benton H Wilcoxon
Benton H Wilcoxon
Chief Executive Officer

February 17, 2009