Form 10-K/A
period 2008-09-30
COMPOSITE TECHNOLOGY CORP
filed 2009-03-09
CIK 317477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K/A
(Amendment No. 2)

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

EXPLANATORY NOTE

This Amendment No. 2 to the annual report on Form 10-K of Composite Technology Corporation (the "Company") for the fiscal period ended September 30, 2008 is being filed in order to correct an error in accounting for a turbine supply contract loss as discussed further detail below, and as a result, to further clarify management’s conclusion on the effectiveness of our internal controls as described in Item 9A.

Except for the foregoing amended information required to remedy these technical corrections and further clarify management’s opinion on the effectiveness of our internal controls described in Item 9A, this Form 10-K/A continues to describe conditions as presented in the original report on Form 10-K and Amendment No. 1 to the annual report on Form 10-K/A. The Form 10-K/A does not reflect events occurring after the filing of the Form 10-K, or modify or update those disclosures, including exhibits to the Form 10-K affected by subsequent events. Information not affected by the clarification on the conclusion is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-K on December 23, 2008. Accordingly, this Form 10-K/A should be read in conjunction with filings made with the SEC subsequent to the filing of the original Form 10-K, including any amendments to those filings.

On February 11, 2009, the Company discovered that a thorough contract review had not been conducted during the September 30, 2008 fiscal year for a 10 unit D8 turbine sales contract that was shipped on December 23, 2008 and for a single unit D8.2 turbine sales contract that shipped as of our fiscal year ending September 30, 2008.  The original review was conducted without the incorporation into the company’s estimates for information that was available to the Company’s management as of the date of the original filing date of December 23, 2008, which consisted of updated purchase commitments and updated cost to complete estimates.  For the original filing, no contract provision for the 10 units D8 turbine sales contract had been recorded and only $563,000 in contract losses (recorded as inventory reserve in the original filing) was recorded for the single unit D8.2 turbine sales contract.

Two contracts for the 10 D8 turbine units with a total original value of $19,100,000 were originally signed in June, 2007.  The Company began to fulfill this order in the quarter ending September 30, 2008.  During the quarter ended September 30, 2008 the Company agreed to a delivery delay penalty of $955,000 with the customer for an adjusted contract value of $18,145,000.  Prior to the end of September, additional commitments were incurred for procurement and delivery of the turbines and turbine blades.  These commitments, in addition to approximately $8.4 million of parts delivered or available through September 30, 2008, as well as estimates of the additional costs required to complete the project, brought the total projected contract cost to $25,742,000 resulting in a projected contract loss of $7,597,000.

Similarly, upon further review of remaining contracts in process, it was determined that an additional loss provision of $363,000 related to costs incurred for inventory that shipped as of September 30, 2008, was required for the single unit D8.2 turbine mentioned above.  Under US GAAP accounting, when the projected costs exceed the expected billings, a loss provision is to be recorded into the period in which the loss was known, or should have been known by the Company.

The Company is restating its fiscal year ending September 30, 2008 financial statements to reflect an adjustment to increase turbine product cost of sales by $7,960,000 and record additional contract loss provisions of $7,960,000 ($7,597,000 as Provision for Loss on Turbine Contracts and $363,000 as additional inventory reserves) to reflect the estimated cost.  The adjustment increases the consolidated fiscal 2008 net loss to $53,513,000.

The restatement adjustment impacts disclosure on the following pages:
Business on page 2
Risk Factors on page 23, 30
Item 6 table on page 37
Management Discussion and Analysis on pages 43-48, 50
Financial Statements on pages 59-64
Provision for Loss on Turbine Contracts disclosure on page 72
Estimate disclosure on page 72
Note 3 – Going Concern on page 78
Note 4 – Restatement on page 79
Note 7 – Inventory on page 80
Note 16 – Income Taxes on page 93
Note 20 – Segment Information for Turbine segment on page 97
Note 22 – Supplemental Financial Information on page 99
Schedule II – Valuation and Qualifying Accounts on page 105

The Company is also adding to its Item 9A Controls and Procedures disclosure on pages 100-103 to add an additional material weakness associated with inadequate internal controls over turbine project cost accounting and turbine project cost review procedures.  As of February, 2009 the Company has addressed these internal control weaknesses by beginning to implement an improved turbine project cost accounting system and a complete turbine contract profitability analysis which is reviewed by senior management.

This amended filing also corrects errors that had been previously corrected in Form 10-K/A Amendment 1 dated February 6, 2009 as well as the correction of non-material disclosure errors in Note 19, page 97.

COMPOSITE TECHNOLOGY CORPORATION

TABLE OF CONTENTS

CAUTION REGARDING FORWARD-LOOKING INFORMATION

In addition to historical information, this Annual Report on Form 10-K/A contains forward-looking statements that involve risks and uncertainties that could cause our actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, risks related to the following: uncertain cash flows, the need to collect accounts receivable, our need for additional capital, demand for our products, decrease in energy demand and corresponding decrease in energy prices, costs related to restructuring our corporate structure, competition, our need to protect and maintain intellectual property, litigation, raw material costs and unavailability, changing government regulations, the loss of significant customers or suppliers, the limited market for our common stock, the volatility of our stock price, negative perceptions from our Title 11 filing, and other factors referenced in this and previous filings. When used in this report, the words "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Annual Report. We undertake no obligation to publicly release any revisions to the forward-looking statements after the date of this document. You should carefully review the risk factors described in this report and other documents we will file from time to time with the Securities and Exchange Commission, including our Quarterly Reports on Form 10-Q to be filed by us in our 2008 fiscal year, which runs from October 1, 2007 to September 30, 2008.

As used in this Form 10-K/A, unless the context requires otherwise, "we", "us," the "Company" or "CTC" means Composite Technology Corporation and its subsidiaries.

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

Recent Development - Financial Restatement

On February 11, 2009, management of our Board of Directors determined that we will need to restate the financial statements contained in our Annual Report of Form 10-K/A for the fiscal year ended September 30, 2008.    The restatement was required to correct an error in accounting for a turbine supply contract loss for costs incurred during the quarter ended December 31, 2008 but which were committed during the quarter ended September 30, 2008 and for which sufficient information was available for management to make an estimate of the contract loss for the quarter and year ended September 30, 2008.

During the quarter ended December 31, 2008 the Company’s DeWind segment delivered 10 unit D8 2 megawatt wind turbines under two supply contracts for the same customer in South America with an original value of $19,100,000 for the supply of turbine nacelles, hubs, and blades.  The contracts were negotiated and signed in June 2007 at a time when turbine component costs were substantially lower than during the quarter ended September 30, 2008.  During the quarter ended September 30, 2008 the Company agreed to a supply delay penalty of $955,000, which reduced the value of the contract to $18,145,000.  Also during the quarter ended September 30, 2008, the Company revised purchase commitments to vendors to supply the wind turbine nacelle components at a higher price than were previously estimated.  The revised commitments when added to the other estimated costs to complete resulted in an estimated cost to fulfill the contract of $25,742,000.  The difference of $7,597,000 represents the estimated loss on the turbine supply contract.  An additional $363,000 of contract losses under a separate contract was also understated for a total accrual of $7,960,000 ($7,597,000 recorded as Provision for Loss on Turbine Contracts, and $363,000 recorded as reserve against inventory purchased and recorded as of September 30, 2008).  The Company restated its financial statements to record this estimated loss into the quarter and year ended September 30, 2008.  Since this loss was estimated during the quarter ended September 30, 2008, no additional loss was recorded for the quarter ended December 31, 2008 although the loss was actually incurred during such period.  Nevertheless, these restatements had a negative impact on the Company’s previously reported results of operations and earnings (loss) per share, current liabilities, net working capital and shareholders’ equity (deficiency) for the year and quarter ended September 30, 2008.

II.Our Solutions and Competitive Advantages:

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

XV. AVAILABLE INFO RMATION
We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other reports, and amendments to these reports, required of public companies with the Securities and Exchange Commission (SEC). The public may read and copy the materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 202-551-8090. The SEC also maintains a web site at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. We also make available free of charge on the Investor Relations section of our corporate web site all of the reports we file with the SEC as soon as reasonably practicable after the reports are filed. Copies of CTC’s fiscal 2008 Annual Report on Form 10-K/A may also be obtained without charge by contacting Investor Relations, Composite Technology Corporation 2026 McGaw Ave Irvine, CA 92614.

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

For the year ended September 30, 2008, our accountants have issued a report relating to our audited financial statements which contains a qualification with respect to our ability to continue as a going concern because, among other things, our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future or to obtain the necessary financing to meet our obligations and repay our liabilities from normal business operations when they come due. There is no guarantee that the products will be accepted or provide a marketable advantage, and therefore, no guarantee that the commercialization will ever be profitable. For the fiscal year ended September 30, 2008, we had a net loss of $53,513,000 and negative cash flows from continuing operations of $51,360,000. For the year ended September 30, 2007, we had a net loss of $44,484,000 and negative cash flows from continuing operations of $22,179,000. For the year ended September 30, 2006, we had a net loss of $28,523,000 and negative cash flows from continuing operations of $6,477,000. As of September 30, 2008, our accumulated deficit was $185,163,000.

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

The Company has determined that the internal control structure of the consolidated entity has material weaknesses that will require the investment of additional resources to mitigate and resolve.  The prior owner of the DeWind business, EU Energy, was a UK company that was not previously subject to the requirements of the Sarbanes-Oxley Act of 2002. Material weaknesses have caused us to restate our financial statements for the fiscal year ended September 30, 2008.  The operations of EU Energy are material to the results of the post-acquisition combined entity and management’s initial assessment of the EU Energy control structure has identified several additional key material control weaknesses that may require the investment of additional resources.  The Company may be required to hire additional employees, consult with expert advisors, invest in Informational Technology, and provide for additional Board oversight including additional independent directors, and audit committee, and an internal audit function.  These remediation efforts may consume additional financial resources resulting in additional expense to the company.

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

(All figures are presented in thousands except per share items)	Year Ended September 30
	2004*	2005	2006**	2007	2008***
Statement of Operations Data	Restated				Restated

Operating Revenues	$2,500	$1,009	7,889	34,867	74,141
Loss from Continued Operations`	(14,688)	(40,163)	(26,608)	(30,608)	(43,301)
Loss from Discontinued Operations	—	—	(1,915)	(13,876)	(10,212)
Net income (loss)	(14,688)	(40,163)	(28,523)	(44,484)	(53,513)
Total Assets	18,081	5,771	87,665	123,837	165,077
Total Long Term Obligations	9,635	11,708	6,421	9,835	7,838
Cash Dividends per Common Share	—	—	—	—	—
Basic and fully diluted loss from continuing operations per common share	(0.14)	(0.35)	(0.19)	(0.16)	(0.18)
Basic and fully diluted net loss per common share	$(0. 14)	$(0.35)	$(0.20)	$(0.23)	(0.22)

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

*** Subsequent to the date of the initial Form 10-K filing for the fiscal year 2008, the Company determined that $7,960,000 of additional contract-related losses should have been recorded for the fourth quarter and fiscal year ended September 30, 2008, when sufficient information was available to make an estimate, rather than the first quarter ended December 31, 2008 when such costs were incurred.

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

RECENT DEVELOPMENTS

Restatement of Financial Statements:

On February 11, 2009, management of our Board of Directors determined that we will need to restate the financial statements contained in our Annual Report of Form 10-K/A for the fiscal year ended September 30, 2008.    The restatement was required to correct an error in accounting for a turbine supply contract loss for costs incurred during the quarter ended December 31, 2008 but which were committed during the quarter ended September 30, 2008 and for which sufficient information was available for management to make an estimate of the contract loss for the quarter and year ended September 30, 2008.

During the quarter ended December 31, 2008 the Company’s DeWind segment delivered 10 unit D8 2 megawatt wind turbines under two supply contracts for the same customer in South America with an original value of $19,100,000 for the supply of turbine nacelles, hubs, and blades.  The contracts were negotiated and signed in June 2007 at a time when turbine component costs were substantially lower than during the quarter ended September 30, 2008.  During the quarter ended September 30, 2008 the Company agreed to a supply delay penalty of $955,000, which reduced the value of the contract to $18,145,000.  Also during the quarter ended September 30, 2008, the Company revised purchase commitments to vendors to supply the wind turbine nacelle components at a higher price than were previously estimated.  The revised commitments when added to the other estimated costs to complete resulted in an estimated cost to fulfill the contract of $25,742,000.  The difference of $7,597,000 represents the estimated loss on the turbine supply contract.  An additional $363,000 of contract losses under a separate contract was also understated for a total accrual of $7,960,000 ($7,597,000 recorded as Provision for Loss on Turbine Contracts, and $363,000 recorded as reserve against inventory purchased and recorded as of September 30, 2008). The Company has recorded this estimated loss into the quarter and year ended September 30, 2008 to restate the financial statements to correct the error.

A summary of the significant adjustments recorded to restate the financial statements as of and for the year ended September 30, 2008 is presented in the Balance Sheet and Statement of Operations for the three months and year ended September 30, 2008 table below:

	As Originally	Restatement
( In Thousands except share and per share amounts)	Reported	Adjustment	As Restated
Balance Sheet
Inventory, net	$42,451	$(363)	$42,088

Provision for Loss on Turbine Contracts	$--	$7,597	$7,597

Accumulated Deficit	$(185,163)	$(7,960)	$(193,123)

Total Liabilities and Shareholders’ Equity	$165,440	$(363)	$165,077

Statement of Operations:
Cost of Product Sold	$62,184	$7,960	$70,144

Net Loss	$(45,553)	$(7,960)	$(53,513)

Basic and Diluted Loss per Share	$(0.19)	$(0.03)	$(0.22)

Weighted-Average Common Shares Oustanding	243,369,110	243,369,110	243,369,110

Statement of Shareholder’s Equity:
Net Loss	$(45,553)	$(7,960)	$(53,513)

Accumulated Deficit	$(185,163)	$(7,960)	$(193,123)

Balance at September 30, 2008	$67,640	$(7,960)	$59,680

Statement of Cash Flows:
Net Loss	$(45,553)	$(7,960)	$(53,513)

Inventory reserve expense	$338	$363	$701

Contract loss provision	$--	$7,597	$7,597

Other Recent Developments

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

Loss on Turbine Sales Contract Provision:

During the quarter ended September 30, 2008, the Company recorded additional provisions on contract losses totaling $8,523,000.  $7,597,000 of the total represents the amount of incurred and projected costs in excess of the expected billings on two sales contracts for 10 D8 2 megawatt wind turbine nacelles, hubs, and blade sets.  The remaining $926,000 contract loss provision represents the additional costs incurred for a single D8.2 turbine unit order in excess of the expected billings on the sales contract.

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

Second, the loss is also due to the impact of higher nacelle component prices totaling approximately $2.7 million.  The component price increases were the result of a combination of factors but largely due to the nearly 30% increase in the value of the Euro against the dollar, industry wide turbine parts shortages driving up component prices, and low economies of scale for parts purchases at lower than expected levels.  The higher component prices were not accompanied by increased billings.  Unlike our current contracts that require additional payments for Euro and steel price appreciation, the contract was not written to inherently hedge DeWind against price spikes for the Euro and certain materials such as steel and DeWind did not hedge against these price increases. Approximately 60% of the component value was from parts suppliers paid in Euros.

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

Cash used by operations during the year ended September 30, 2008 of $51.4 million was primarily the result of operating losses of $53.5 million, offset by non-cash charges of $35.0 million including losses from discontinued operations of $10.2 million, depreciation and amortization of $3.0 million, stock related charges of $4.4 million, inventory charges of $5.2 million, non-cash interest expense of $2.8 million, a fixed asset impairment charge of $0.9 million, a change of net liabilities from discontinued operations of $3.6 million, a $9.2 million contract loss provision and net use of cash for working capital of $29.0 million, primarily inventory related purchases of $41.1 million and $8.0 million increase in receivable balances related to increased business levels offset by an increase in accounts payable of $19.7 million.  Cash used by investing activities of  $2.9 million was related to the increase in the CTC Cable plant to increase capacity, the purchase of computer hardware and software, and equipment put in service in anticipation of increased cable manufacturing activities. Cash provided by financing activities of $54.5 million was primarily due to the cash proceeds from our Credit Suisse equity placements in May and June of 2008 along with $4.5 million of warrant exercise proceeds.

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

Net Loss
Our net loss increased to $53.5 million from $44.5 million for the years ended September 30, 2008 and 2007 from $28.5 million in fiscal 2006. The net loss increase of $9.0 million from 2007 to 2008 is due to:

•	An decrease in Gross Margin of $2.1 million from 2007 to 2008

•	An increase in Operating Expenses of $13.7 million from 2007 to 2008

•	A decrease in Total Other Expenses of $3.2 million from 2007 to 2008

•	A decrease in Loss from Discontinued Operations of $3.7 million from 2007 to 2008

Gross Margin: The Gross Margin decrease is due to the net effect of the increase in gross margin from the Cable segment of $7.0 million, the result of increased ACCCTM conductor margins due to higher revenue levels offset by the decrease in turbine gross margin of $9.0 million, primarily caused by a $5.1 million charge against cost of sales for turbine inventory write-downs related to the closure of the German production facility, and a $9.2 million turbine contract loss provision, offset by high margin turbine license fees of $3.7 million and margin improvement in turbine service margins due to fewer turbines in warranty in 2008.

Our operating expenses increased by $13.7 million from $26.6 million in fiscal 2007 to $40.3 million for fiscal 2008.

Of the increase, $11.0 million was due to an increase in DeWind operating expenses, $1.5 million due to CTC Cable expenses, and $1.1 million in corporate expenses.

The $11.0 million DeWind increase is due to $6.4 million in US based expenses, $3.3 million in European based expenses and an increase of $1.3 million in intangible amortization expense..  US based expenses increased from $1.6 million in 2007 to $8.0 million in 2008 due to increased headcounts as well as increased costs related to DeWind’s D8.2 60 hertz prototype tested and commissioned in 2008.  European based operating expenses increased by $1.5 million due to the higher euro rate in 2008 than 2007 in addition to headcount related increases in R&D of $1.5 million, Sales and Marketing increases of $0.6, and G&A decreases of $1.5 million related to lower litigation accruals. Included in 2008 expenses is $0.9 million relates to a non-cash Fixed Asset Impairment to write down the Cuxhaven D8.2 prototype as described in Note 6.

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

Overall, our loss from continuing operations for 2008 was negatively impacted by several DeWind segment related non-recurring charges and costs including $5.2 million in inventory impairment charges, a $9.2 million turbine contract loss provision,  $4.5 million related to the US prototype testing and installation, and a 15% average devaluation of the dollar against the Euro throughout the year, resulting in approximately $2.6 million in higher dollar based expenses in 2008 than 2007.

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

	2008 (restated)
($000’s)	Corporate	Cable	DeWind	Total
EBITDAS:
Income/(Loss) from Continuing Operations	$(11,548)	$1,464	$(33,217)	$(43,301)
Depreciation & Amortization	—	776	3,174	3,950
Employee stock option expense	1,683	972	318	2,973
Warrant Modification expense	553	—	—	553
Interest	3,574	1	574	4,149
EBITDAS Income/(Loss)	$(5,738)	$3,213	$(29,151)	$(31,676)

	2007
($000’s)	Corporate	Cable	DeWind	Total
EBITDAS:
Loss from Continuing Operations	$(13,649)	$(4,362)	$(12,597)	$(30,608)
Depreciation & Amortization	—	799	905	1,704
Employee stock option expense	1,468	873	12	2,353
Warrant Modification expense	374	—	—	374
Interest	6,985	—	46	7,031
EBITDAS Income/(Loss)	$(4,822)	$(2,690)	$(11,634)	$(19,146)

EBITDAS loss for Corporate related activities increased $0.9 million due to higher cash basis expenses as described below.  EBITDAS Income for the Cable segment increased $5.9 million to income of $3.2 million from an EBITDAS loss of $2.7 million due to gross margin improvement of $7.0 million offset by higher cash basis operating expenses.  EBITDAS loss for DeWind increased $17.5 million from $11.6 million in 2007 to $29.2 million in 2008 due to $5.1 million in inventory writeoffs and other non-cash charges related to the closure of DeWind’s German production facility, a $9.2 million contract loss provision and increased cash operating expenses, primarily $4.4 million related to the Sweetwater D8.2 60 hertz prototype.

The following table presents the Revenues, Cost of Revenues, and Gross Margins for our two business segments:

	2008 (restated)
($000’s)	Cable Segment	Wind Segment	Total
Product Sales –Cable	$32,715	$—	$32,715
Product Sales – Turbines	—	40,089	40,089
Other Turbine Related Revenue	—	1,337	1,337
Consulting Revenue	—	—	—
Total Revenues	$32,715	$41,426	$74,141

Cost of Sales - Cable	$21,129	$—	$21,129
Cost of Sales – Turbines	—	49,015	49,015
Cost of Sales – Turbine Service	—	2,538	2,538
Cost of Sales - Consulting	—	—	—
Total Cost of Sales	$21,129	$51,553	$72,682

Gross Margin - Cable	$11,586	$—	$11,586
Gross Margin % - Cable	35.4%	—	35.4%
Gross Margin – Turbines	—	(8,926)	(8,926)
Gross Margin % - Turbines	—	-22.3%	-22.3%
Gross Margin – Turbine Service	—	(1,201)	(1,201)
Gross Margin % - Turbine Service	—	-89.8%	-89.8%
Gross Margin – Consulting	—	—	—
Gross Margin % - Consulting	—	—	—
Total Gross Margin	$11,586	$(10,127)	$1,459
Total Gross Margin %	35.4%	-24.4%	2.0%

	2007
($000’s)	Cable Segment	Wind Segment	Total
Product Sales –Cable	$16,008	$—	$16,008
Product Sales – Turbines	—	16,881	16,881
Other Turbine Related Revenue	—	1,978	1,978
Consulting Revenue	—	—	—
Total Revenues	$16,008	$18,859	$34,867

Cost of Sales - Cable	$11,425	$—	$11,425
Cost of Sales – Turbines	—	16,174	16,174
Cost of Sales – Turbine Service	—	3,738	3,738
Cost of Sales - Consulting	—	—	—
Total Cost of Sales	$11,425	$19,912	$31,337

Gross Margin - Cable	$4,583	$—	$4,583
Gross Margin % - Cable	28.6%	—	28.6%
Gross Margin – Turbines	—	707	707
Gross Margin % - Turbines	—	4.2%	4.2%
Gross Margin – Turbine Service	—	(1,760)	(1,760)
Gross Margin % - Turbine Service	—	-89.0%	-89.0%
Gross Margin – Consulting	—	—	—
Gross Margin % - Consulting	—	—	—
Total Gross Margin	$4,583	$(1,053)	$3,530
Total Gross Margin %	28.6%	-5.6%	10.1%

	2006
($000’s)	Cable Segment	Wind Segment	Total
Product Sales –Cable	$3,004	$—	$3,004
Product Sales – Turbines	—	3,336	3,336
Other Turbine Related Revenue	—	999	999
Consulting Revenue	550	—	550
Total Revenues	$3,554	$4,335	$7,889

Cost of Sales - Cable	$2,353	$—	$2,353
Cost of Sales – Turbines	—	3,900	3,900
Cost of Sales – Turbine Service	—	522	522
Cost of Sales - Consulting	305	—	305
Total Cost of Sales	$2,658	$4,422	$7,080

Gross Margin - Cable	$651	$—	$651
Gross Margin % - Cable	21.7%	—	21.7%
Gross Margin – Turbines	—	(564)	(564)
Gross Margin % - Turbines	—	-16.9%	-16.9%
Gross Margin – Turbine Service	—	477	477
Gross Margin % - Turbine Service	—	47.7%	47.7%
Gross Margin - Consulting	245	—	245
Gross Margin % - Consulting	44.5%	—	44.5%
Total Gross Margin	$896	$(87)	$809
Total Gross Margin %	25.2%	-2.0%	10.3%

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

Cost of product revenues by segment for fiscal 2008 were $21.1 million for cable products and $49.0 million for turbine products representing gross margins of $11.6 million or 35.4% for cable products and ($8.9) million or (22.3%) for turbine products.  Excluding the $5.1 million charge for the closure of the German DeWind facility and the $9.2 million turbine contract loss provision, revised DeWind margins would have been $5.4 million or 13.4% of revenues.

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

	2008 (restated)
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

DEPRECIATION AND AMORTIZATION: Depreciation and amortization expense consists of depreciation related to the depreciation and amortization of the Company's capitalized assets and Impairment charges for fixed assets. Depreciation expense increased $0.6 million or 57% from fiscal 2006 to $1.7 million in fiscal 2007 and increased $2.3 million or 132% to $4.0 million in fiscal 2008. The increase from 2007 to 2008 was due to an increase in the fixed asset base and a $0.9 million impairment charge taken to the Cuxhaven DeWind prototype as described in Note 8. The increase from 2006 to 2007 was attributable almost entirely to the operations of DeWind, increasing $1.6 million from the three months of operations in fiscal 2006 to a full year’s expenses in fiscal 2007, including $378,000 of amortization of acquired intangibles compared to $94,000 in prior year.

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

EXPENSE RELATED TO MODIFICATION OF WARRANTS DUE TO ANTI-DILUTIVE EVENTS:  Expenses related to the modification of warrants due to anti-dilutive events decreased 46% or $322,000 from $696,000 in fiscal 2006 to $374,000 in fiscal 2007 and increased 40% to $553,000 in fiscal 2008.  The current fiscal year expense resulted from the events related to the anti-dilution caused by the issuance of shares related to our Credit Suisse equity offering in May, 2008, as described in Note 14 to the Financial Statements. The expense represents the combination of the fair value of the issuance of any new warrants and the difference in the fair value of the respective warrants immediately before and immediately after price resets in warrant exercise prices and as described in the equity footnote to the financial statements in Item 8. For fiscal 2007, the expense relates to similar price resets caused by the February, 2007 and June, 2007 financings.  For fiscal 2006, in October, 2005, concurrent with the $6.0 million debtor-in-possession convertible debt offering, we reset the exercise price of warrants associated with an August, 2004 $15 million convertible debt offering. In September, 2006, concurrent with the issuance of stock to settle and induce conversion of a portion of the March, 2006, we triggered anti-dilution on warrants connected with the October, 2005 and March, 2006 convertible note offerings.

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

For our DeWind business, during the year ended September 30, 2008 there were substantial fluctuations in the turbine component costs driven in part by increased demand and in part due to raw materials increases that we were unable to pass through to our customers and which resulted in losses on several turbine supply contracts.  These losses primarily related to fixed price contracts that were signed in 2007.  Our current turbine supply contracts incorporate price escalators that allow a full or partial pass-through of additional materials price increases to our customers.

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Our report dated March 6, 2009 expressed an opinion that the Company had not maintained effective internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 16 to the consolidated financial statements, the Company has adopted the provisions of Statement of Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109” on October 1, 2007.

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

As discussed in Note 4 to the financial statements, the 2008 financial statements and the related financial statement schedule listed in Item 15 have been restated for errors relating accounting for provisions for losses on contracts.

/s/SINGERLEWAK LLP

SingerLewak LLP
Irvine, California
December 22, 2008 (March 6, 2009 as to the effects of the restatements discussed in Note 4)

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

As of September 30, 2008, the Company lacked an effective internal control environment.  Material misstatements may result as the lack of controls and material weaknesses found in the following transaction cycles:

•	Financial control and reporting process which includes monthly, quarterly and annual closing processes as well as communicating reporting requirements and proper disclosure requirements
•	Revenue and accounts receivable process for Company’s sales and recording of transactions
•	Cash disbursements process including payment for inventory purchases, fixed assets and payment for services
•	Inventory management process over on-hand inventory and inventory on consignment
•	Shareholders’ equity process and lack of segregation of duties over tracking and recording stock related activity
•	Information technology controls and related systems
•	Turbine supply contract review and the turbine project accounting system

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2008 financial statements, and this report does not affect our report dated December 22, 2008 (March 6, 2009 as to the effects of the restatements discussed in Note 4) on those financial statements and financial statement schedules.

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended September 30, 2008 of the Company and our report dated December 22, 2008 (March 6, 2009 as to the effects of the restatements discussed in Note 4) expressed an unqualified opinion and included an emphasis paragraph regarding the Company’s ability to continue as a going concern, as described in Note 3 to the consolidated financial statements.

/s/ SINGERLEWAK LLP

SingerLewak LLP

Irvine, California
March 6, 2009

PART 1 - FINANCIAL STATEMENTS
COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

	September 30, 2008	September 30, 2007
	(restated)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$22,594	$22,389
Restricted Cash	693	—
Accounts Receivable, Current, net	11,773	3,159
Inventory, net	42,088	25,702
Advanced Payments for Turbine Inventory	31,245	12,121
Prepaid Expenses and Other Current Assets	1,425	2,743
Total Current Assets	109,818	66,114

Long Term Trade Receivables, net	248	301
Investment in Unconsolidated Subsidiary	—	2,109
Property and Equipment, net	7,955	7,900
Intangible Assets	21,549	22,559
Goodwill	24,218	24,218
Other Assets	1,289	636
TOTAL ASSETS	$165,077	$123,837

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts Payable and Other Accrued Liabilities	$34,607	$15,502
Deferred Revenues and Customer Advances	33,525	32,398
Warranty Provision	1,462	1,008
Lease Obligation - Current	—	109
Provision for Loss on Turbine Contracts	7,597	—
Net Liabilities for Deconsolidated Subsidiary in Liquidation - see Note 2	19,145	14,667

Total Current Liabilities	96,336	63,684

LONG TERM LIABILITIES
Long-Term Portion of Deferred Revenues	727	379
Long-Term Portion of Warranty Provision	496	227
Convertible Notes – Long-Term, net	7,838	9,835
Total Long-Term Liabilities	9,061	10,441
Total Liabilities	105,397	74,125
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
Common Stock, $.001 par value 600,000,000 shares authorized 287,988,370 and 221,308,530 issued and outstanding	288	221
Additional Paid in Capital	252,445	189,605
Accumulated Deficit	(193,123)	(139,610)
Accumulated Other Comprehensive Gain (Loss)	70	(504)
Total Shareholders’ Equity	59,680	49,712
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$165,077	$123,837

The accompanying notes are an integral part of these financial statements.

COMPOSITE TECHNOLOGY CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	For the Years ended September 30,
	2008	2007	2006
	(restated)
Revenue
Product Sales	$72,804	$32,889	$6,340
Service Revenue	1,337	1,978	999
Consulting Revenue	—	—	550
Total Revenue	74,141	34,867	7,889

Cost of Product Sold	70,144	27,599	6,253
Cost of Service Revenue	2,538	3,738	522
Cost of Consulting Revenue	—	—	305
Gross Profit	1,459	3,530	809

OPERATING EXPENSES
Officer Compensation	2,129	1,864	566
General and Administrative	14,003	12,181	8,311
Research and Development	14,916	6,954	4,854
Sales and Marketing	5,346	3,924	2,081
Depreciation and Amortization	3,950	1,704	1,089
Reorganization Expense - Bankruptcy Legal Fees	—	—	635
Total Operating Expenses	40,344	26,627	17,536
LOSS FROM CONTINUING OPERATIONS	(38,885)	(23,097)	(16,727)
OTHER INCOME / (EXPENSE)
Interest Expense	(4,419)	(7,257)	(2,940)
Interest Income	270	226	16
Other Income/ (Expense)	314	(98)	(48)
Expense related to Modification of Warrants due to Anti-Dilution Events	(553)	(374)	(697)
Expense related to Inducement of Convertible Debt	—	—	(3,586)
Reorganization Item - adjustment to Carrying value of Convertible Debentures	—	—	(2,622)
Total Other Income / (Expense)	(4,388)	(7,503)	(9,877)
Loss from Continuing Operations before Income Taxes	(43,273)	(30,600)	(26,604)
Income Taxes	28	8	4
NET LOSS BEFORE DISCONTINUED OPERATIONS	(43,301)	(30,608)	(26,608)
Loss on Discontinued Operations, net of tax of ($4), ($54) and $47, respectively	(10,212)	(13,876)	(1,915)
NET LOSS	(53,513)	(44,484)	(28,523)
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign Currency Translation adjustment, net of tax of $0 and $0	574	(468)	(36)
COMPREHENSIVE LOSS	$(52,939)	$(44,952)	$(28,559)

The accompanying notes are an integral part of these financial statements.

COMPOSITE TECHNOLOGY CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
CONT’D

	For the years ended September 30,
	2008	2007	2006
	(restated)
BASIC AND DILUTED LOSS PER SHARE
Loss per share from continuing operations	$(0.18)	$(0.16)	$(0.19)
Loss per share from discontinued operations	$(0.04)	$(0.07)	$(0.01)
TOTAL BASIC AND DILUTED LOSS PER SHARE	$(0.22)	$(0.23)	$(0.20)
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING	243,369,110	189,683,876	142,462,240

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

COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY FOR
THE YEARS ENDED SEPTEMBER 30, 2008, 2007 and 2006
CONT’D

	Common Stock
(In Thousands Except For Share Amounts)	Shares	Amount	Subscription Receivable	Additional paid-in capital	Accumulated Other Comprehensive Loss	Accumulated deficit	Total
(restated)
Issuance of Common Stock for
Cash pursuant to PIPE placement	58,787,877	59	—	49,941	—	—	50,000
Cash pursuant to warrant exercises	4,129,139	4	—	4,453	—	—	4,457
Cash pursuant to option exercises	490,000	1	—	196	—	—	197
Conversion of Convertible Debt	3,073,004	3	—	3,132	—	—	3,135
Fair value of Services provided	200,000	—	—	208	—	—	208

Offering Costs paid in Cash	—	—	—	(91)	—	—	(91)

Issuance of Warrants for
Services	—	—	—	127	—	—	127
Antidilutive effect of stock issuance	—	—	—	138	—	—	138
$5 million Debt Financing	—	—	—	1,045	—	—	1,045
Warrant modifications due to antidilutive events	—	—	—	415	—	—	415
Additional conversion feature - antidilutive event	—	—	—	302	—	—	302
Vesting of options issued	—	—	—	2,974	—	—	2,974
Other Comprehensive Loss	—	—	—	—	574	—	574
Net Loss	—	—	—	—	—	(53,513)	(53,513)
Balance at September 30, 2008	287,988,370	$288	$—	$252,445	$70	$(193,123)	$59,680

The accompanying notes are an integral part of these financial statements

COMPOSITE TECHNOLOGY CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
THE YEARS ENDED SEPTEMBER 30, 2008, 2007 and 2006
(IN THOUSANDS)

	Year Ending September 30,
	2008	2007	2006
	(Restated)	Revised	Revised
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(53,513)	$(44,484)	$(28,523)
Loss from discontinued operations - see Note 2	10,212	13,876	1,915
Interest and deferred finance charge amortization related to detachable warrants and fixed conversion features	2,824	5,432	1,957
Depreciation and amortization	3,950	1,704	1,089
Expense related to fair value of vested options	2,973	2,354	978
Reorganization item - adjustment to carrying value of convertible debt	—	—	2,622
Amortization of prepaid expenses paid in stock	524	422	398
Issuance of warrants for services	127	164	410
Issuance of common stock for settlement	—	166	3,586
Issuance of common stock for services	208	248	1,002
Issuance of common stock for interest	—	—	17
Compensation expense related to modification of stock warrants	553	374	696
Litigation and bankruptcy settlements	—	—	702
Bad debt expense	266	421	—
Inventory reserve expense	701	1,237	24
Impairment on obsolete inventory	5,286	—	—
Contract loss provision	7,597	—	—
Other	(84)	—	(12)
Changes in Assets / Liabilities:
Inventory	(23,146)	(18,778)	(433)
Advanced payments for inventory	(18,351)	—	—
Accounts receivable	(8,827)	(4,687)	(6,031)
Prepaids and other current assets	319	(63)	1,742
Restricted cash	(693)	—	—
Other assets	(516)	753	(40)
Accounts payable and other accruals	19,737	11,206	3,971
Deferred revenue	1,476	16,192	8,360
Accrued warranty liability	722	682	(290)
Net liabilities of discontinued operations - see Note 2	(3,705)	(9,398)	(617)
Cash used in operating activities	$(51,360)	$(22,179)	$(6,477)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash received from EU acquisition	—	—	1,164
Cash paid for EU acquisition	—	—	(237)
Proceeds from sale of assets	110	—	—
Purchase of property, plant and equipment	(3,021)	(5,170)	(494)
Cash investment in unconsolidated subsidiary	—	(413)	—
Cash provided by (used in) investing activities	$(2,911)	$(5,583)	$433

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
EU Energy Acquisition. (Note 5)
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

COMPOSITE TECHNOLOGY CORPORATION
AND SUBSIDIARIES
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS
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

Total contract provisions as of September 30, 2008 were $9,371,000 of which $1,774,000 were included in inventory reserves and $7,597,000 were included in Provision for Loss on Turbine Contracts.

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

-	the estimates to complete wind turbine projects including cost estimates for parts consumed, labor, overhead, and potential contingency issues. These estimates rely on management experience in completing wind turbine projects and installations.
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

The assets and liabilities of DeWind GmbH have been classified on the balance sheet as Net Liabilities for Deconsolidated Subsidiary in Liquidation.  The asset and liabilities comprising this balance consist of:

(in thousands)	September 30, 2008	September 30, 2007
ASSETS
Cash and Cash Equivalents	$491	$268
Accounts Receivable, net	6,961	7,159
Inventory, net	—	773
Prepaid Expenses and Other Current Assets	548	750
Property and Equipment, net	10	43
Other Assets	—	5
TOTAL ASSETS	$8,010	$8,998

LIABILITIES
Accounts Payable and Other Accrued Liabilities	$14,026	$5,144
Deferred Revenues and Customer Advances	1,883	3,941
Warranty Provision	11,246	14,580
Total Liabilities	$27,155	$23,665

Net Liabilities for Deconsolidated Subsidiary in Liquidation	19,145	14,667

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

During the year ended September 30, 2008, the Company incurred a net loss of $53,513,000 and had negative cash flows from continuing operations of $51,360,000. In addition, the Company had an accumulated deficit of $193,123,000 at September 30, 2008. The Company's ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time.

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

NOTE 4 - RESTATEMENT

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
The effects to the Balance Sheet, Statement of Operations, Statement of Sharholders’ Equity and Statement of Cash Flows for the year ended September 30, 2008 were as follows:
( In Thousands except share and per share amounts)	As Originally Reported	Restatement Adjustment	As Restated
Balance Sheet
Inventory, net	$42,451	$(363)	$42,088

Provision for Loss on Turbine Contracts	$--	$7,597	$7,597

Accumulated Deficit	$(185,163)	$(7,960)	$(193,123)

Total Liabilities and Shareholders’ Equity	$165,440	$(363)	$165,077

Statement of Operations:
Cost of Product Sold	$62,184	$7,960	$70,144

Net Loss	$(45,553)	$(7,960)	$(53,513)

Basic and Diluted Loss per Share	$(0.19)	$(0.03)	$(0.22)

Weighted-Average Common Shares Oustanding	243,369,110	243,369,110	243,369,110

Statement of Shareholder’s Equity:
Net Loss	$(45,553)	$(7,960)	$(53,513)

Accumulated Deficit	$(185,163)	$(7,960)	$(193,123)

Balance at September 30, 2008	$67,640	$(7,960)	$59,680

Statement of Cash Flows:
Net Loss	$(45,553)	$(7,960)	$(53,513)

Inventory reserve expense	$338	$363	$701

Contract loss provision	$--	$7,597	$7,597

There no were no other changes made to the financial statements other than what is noted above.

NOTE 5 – ACQUISITION

EU Energy
On July 3, 2006, the Company acquired all of the outstanding equity of EU Energy ("EUE"), and its subsidiaries. EUE (subsequently operated as DeWind) is a provider of wind turbine generators to the electrical utility industry. Consideration for the Acquisition consisted of an aggregate 39,169,670 shares of the Company’s common stock. The shares were issued with certain lock up provisions over a twelve month period and piggyback registration rights for the shares. The Company and the EU shareholders agreed to a fair value of $1.55 per share or $60.7 million prior to the approval of the EU shareholders. For accounting purposes, at the acquisition date, the fair value was determined to be $55.2 million. The $1.41 per share value was calculated based on the 5 day average closing prices of the Company’s common stock prior to the date the EU Shareholders accepted the offer.

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

The Company accounted for the Acquisition as a purchase and, accordingly, the results of operations of EUE have been included in the consolidated financial statements since July 3, 2006. The allocation of the adjusted purchase price of $55,399,000 (including transaction costs) is as follows in thousands:

Goodwill		$24,319
Identifiable intangibles (see note 9)		24,473

Assets acquired:
Cash	1,164
Trade receivables, net	11,939
Inventories	22,450
Fixed assets	2,447
Other assets	5,621
Total fair value of tangible assets acquired		43,621

Liabilities assumed
Accounts payable and accrued liabilities	(9,412)
Warranty reserves	(15,774)
Deferred revenues and customer advances	(11,828)
Total liabilities assumed		(37,014)
Allocated purchase price		$55,399

Fair value of stock issued, less stock recovered through claim of $1,150,000		$54,079
Transaction costs		1,320
Total consideration		$55,399

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
	(restated)
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

NOTE 7 - INVENTORY

Inventories consist of the following:

In thousands	September 30, 2008	September 30, 2007
	(restated)
Raw Materials and Turbine Parts	$36,704	$12,591
Work in Progress	4,457	10,621
Finished Goods	3,123	3,985
Gross Inventory	44,284	27,197
Reserves	(2,196)	(1,495)
Net Inventory	$42,088	$25,702

Advanced payments for Turbine Inventory	$31,245	$12,121

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

The following table is offered to provide additional information regarding the composition of inventory as at September 30, 2008:

In thousands (restated)	Cable Segment	Wind Segment	Total
Raw Materials and Turbine Parts	$3,869	$32,835	$36,704
WIP	35	4,422	4,457
ACCCTM Finished Core, Cable, & Related Hardware	3,123	—	3,123
Gross Inventory	7,027	37,257	44,284
Reserves	(978)	(1,218)	(2,196)
Net Inventory	$6,049	$36,039	$42,088

During 2008 the Company’s DeWind segment had two inventory writeoffs, charged to turbine cost of sales.  DeWind wrote off $4,732,000 for turbine parts located at its German production facility that were scrapped as a result of the closure of that facility.  DeWind also recorded a reserve for $926,000 to reserve a partially completed turbine to be sold to a US customer to its estimated sales value.

NOTE 8- PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

		September 30,
In thousands	Estimated Useful Lives	2008	2007
		(restated)
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

NOTE 9 – GOODWILL AND INTANGIBLE ASSETS

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

The following table reconciles the changes made to the goodwill acquired during the EU Energy Acquisition.

In thousands
Balance
Balance as of September 30, 2006	$25,469
Goodwill reduction due to returned shares – see Note 5	(1,150)
Increase in Goodwill due to acquisition inventory write downs	830
Impairment of Goodwill allocated to Service organization - see Note 2	(931)
Balance as of September 30, 2007 and 2008	$24,218

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
$21,549

NOTE 10 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and Accrued Liabilities consisted of the following:

	September 30,
In thousands	2008	2007
	(restated)
Trade Payables	$33,099	$13,983
Accrued Acquisition Costs	250	319
Accrued Payroll	1,059	973
Deferred Rents	199	227
Total Accounts Payable and Accrued Liabilities	$34,607	$15,502

Accrued acquisition costs represent primarily legal and statutory payments required as a result of the EU acquisition.

NOTE 11 - WARRANTIES AND PRODUCT GUARANTEES

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

Warranty reserves consisted of:

	September 30, 2008	September 30, 2007
In thousands	(restated)
Turbine warranty reserves	$684	$519
Cable warranty reserves	220	—
Reserve for turbine retrofitting	—	—
Reserve for turbine availability	1,053	716
Total Warranty and Product Guarantee reserves	1,957	1,235
Less Amount classified as current liabilities	1,461	1,008
Long term warranty liability	$496	$227

The following table sets forth an analysis of warranty reserve activity

In thousands	September 30, 2008	September 30, 2007
	(restated)
Beginning balance	$1,235	$323
Additional reserves recorded to expense	835	972
Reserves utilized	(90)	(98)
Impact of foreign currency translation	(23)	38
Ending balance	$1,957	$1,235

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

	September 30, 2008	September 30, 2007
In thousands	(restated)
Customer advances on turbine and turbine parts sales	$26,847	24,862
Deferred revenues - Other Turbine related	5,589	5,581
Deferred revenues - Cable sales	1,817	2,334
Total, Deferred revenues and customer advances	34,253	32,777
Balance included in current liabilities	33,525	32,398
Long term Deferred Revenues	$728	$379

Costs incurred related to deferred revenues and customer advances are capitalized into inventory as of the balance sheet date.

NOTE 13 – DEBT AND NOTES PAYABLE

The following table summarizes the Company’s debt structure as of September 30, 2008, 2007, and 2006:

(In thousands)	September 30, 2008	September 30, 2007
	(restated)
Senior Convertible 8% Notes due January, 2010 net discount of $1,199,098 and $2,337,656	7,838	9,835
Capital Leases	—	109
Total Debt	7,838	9,944
Balance included in current liabilities	—	(109)
Long Term Debt	$7,838	$9,835

Debt outstanding or issued during the year ended September 30, 2008 consisted of:

A.	February, 2007 Convertible Notes Payable

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

On May 9, 2008 the combined effect of the issuance of 13,333,333 common shares at $0.75 per share, the warrants issued in conjunction with the senior secured debt financing, and the option to purchase 45,454,544 shares at $0.88 per share resulted in the conversion price of the remaining principal to decrease from $1.03 to $1.00.   On May 9, 2008 the Company recorded an additional $302,000 of convertible debt discount consisting of $257,000 relating to the intrinsic value of the additional shares issuable upon full conversion of the remaining debt and $45,000 relating to the difference in fair value for the affiliated convertible debt warrants price adjustments as described in Note 14.  The additional debt discount will be amortized to interest expense over the remaining life of the convertible debt.

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

B.  Bridge Financing:

On May 5, 2008 the Company entered into a bridge financing structured as a Senior Secured Debt Facility, which allowed for borrowings of up to $5,000,000 in exchange for cash interest consideration and 2,250,000 warrants with a term of three years and a $0.99 exercise price.   On May 5, 2008, the Company borrowed $2,500,000 under the facility and issued an initial 1,125,000 warrants.  The remaining $2,500,000 would become available for borrowing upon the satisfaction of the perfection of security interests in certain of the Company’s assets and which had been expected to become available within two weeks of the signature of the Facility.  For any amounts drawn, the Company was required under the facility to pay six months cash interest regardless of the length of time the debt was outstanding.  On May 9, 2008, as described in Note 7, the Company closed on the equity financing for $10,000,000 and pursuant the terms of the Senior Debt Facility was required to repay the initial drawdown in full which occurred on May 12, 2008 along with the required cash interest.  Subsequent to the repayment of the initial draw, a dispute arose over the requirement under the facility as to whether the Company was required to draw the additional $2,500,000 under the terms of the Facility.  In exchange for a release from all obligations under the Facility including the requirement to draw the additional funds which would then require additional payment of cash interest and including the release the security interests in certain assets of the Company, on May 23, 2008 the Company and the lender agreed to terminate the facility in exchange for the issuance of the warrants associated with the second drawdown. Accordingly, the Company issued the final 1,125,000 warrants at $0.99 exercise price per warrant and terminated the facility.  The Company recorded all warrants issued, financing fees, and cash interest as interest expense during the quarter ended June 30, 2008.  The Company valued the 2,250,000 warrants issued  at the fair value of  $1,045,000 using the Black-Scholes-Merton option-pricing model with a life of three years, volatility of 84%, a risk free rate of 2.3% and a dividend yield of 0%.

NOTE 14 - SHAREHOLDERS' EQUITY

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

We valued the price changes and additional warrants issued using the Black-Scholes-Merton option-pricing model.  We recorded expense related to modification of warrants for the combination of the fair value of any additional warrants issued and the difference between the fair value of the warrants prior to the exercise price reset and after the exercise price reset.  The total expense related to warrant modifications was $553,000.  We recorded an additional $45,000 of debt discount as discussed in Note 8 to record the fair value of those warrants associated with the remaining Convertible Debt principal.  We used the following assumptions to value the warrants affected:

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
	(restated)
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

NOTE 16 - INCOME TAXES

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate of 34% to pre-tax loss from operations as a result of the following:

In thousands	Year Ended September 30,
	2008		2007		2006
	(restated)
Statutory regular federal tax rate	$(14,713)	34.0%	$(14,390)	34.0%	$(9,741)	34.0%
Change in valuation allowance	16,995	(40.0)%	16,067	(38.0)%	9,694	(33.8)%
State tax, net of federal benefit	(1,531)	3.7%	(1,390)	3.3%	(1,690)	5.9%
Convertible Note Exchanges	—	0.0%	—	0.0%	1,219	(4.3)%
Refundable Credit	(16)	0.0%	—	0.0%	—	0.0%
Other	(748)	2.3%	(290)	(0.7)%	518	(1.8)%
Total	$(13)	0%	$3	0%	$0	0%

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

Net deferred tax assets comprised the following at September 30, 2008, and 2007:

In thousands	2008	2007
	(restated)
Deferred tax assets

Net operating loss carry forwards and tax credits	$58,900	$46,200
Accrued legal settlements	—	—
Warrants issued for services	170	(1,078)
SFAS 123R stock-based compensation	1,970	1,192
Asset reserves and provisions	9,260	6,030
Fixed assets	610	503
Capitalized intangible assets	(6,550)	(6,853)
Other	—	—
Less: Valuation allowance	(64,360)	(45,994)
Net deferred tax assets	$—	$—

The valuation allowance increased by $18.4 million and $10.0 million during 2008 and 2007, respectively. The increases were due to the full reservation of additional deferred tax assets, primarily the additional net operating loss carry forwards generated from the Company’s annual net losses.

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

As of September 30, 2008, the Company had net operating loss carry forwards for federal, state and foreign income tax purposes of approximately $95,034,000, $72,341,000, and $62,023,000 respectively. The net operating loss carry forwards begin expiring in 2020 and 2010, for the Federal and State NOLs.

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

NOTE 18 - LITIGATION

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

NOTE 19 - RELATED PARTY TRANSACTIONS

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

For the fiscal year ended September 30, 2008 we recorded fees of $500,000 and patent filing fees of $64,000 for TMG, and fees of $250,000 and incidental expenses of $112,000 for TMA. All of these expenses were recorded to Research and Development expense.

As of September 30, 2008 the Company had outstanding balances due to TMA and TMG of $51,000 and $112,000 respectively, included in accounts payable.

NOTE 20 - SEGMENT INFORMATION

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

Segment information for the years ended Septmeber 30, 2008, 2007 and 2006 is as follows:

In thousands	Corporate	Cable	Turbine	Total
2008: (restated)
Revenues	$—	$32,715	$41,426	$74,141
Operating income/(loss)	(7,418)	1,391	(32,858)	(38,885)
Total assets	16,085	15,803	133,189	165,077
Goodwill	—	—	24,218	24,218
Capital expenditures	—	1,959	1,063	3,022
Depreciation & amortization	—	776	3,174	3,950

2007:
Revenues	$—	$16,008	$18,859	$34,867
Operating loss	(6,291)	(4,362)	(12,444)	(23,097)
Total assets	16,606	11,538	95,693	123,837
Goodwill	—	—	24,218	24,218
Capital expenditures	—	642	4,528	5,170
Depreciation & amortization	—	799	905	1,704

2006:
Revenues	$—	$3,554	$4,335	$7,889
Operating loss	(5,535)	(8,384)	(2,808)	(16,727)
Total assets	187	6,557	92,510	99,254
Goodwill	—	—	25,469	25,469
Capital expenditures	—	467	27	494
Depreciation & amortization	—	793	296	1,089

The Company operates and markets its services and products on a worldwide basis with its principal markets as follows:

Revenue allocation by geographic region based on location of customer:

	Twelve Months Ended September 30,
In thousands	2008 (restated)			2007			2006
	Cable	Turbine	Consolidated	Cable	Turbine	Consolidated	Cable	Turbine	Consolidated

Europe	$6,896	$17,806	$24,702	$50	$11,519	$11,569	$—	$265	$265
China	24,900	18,117	43,017	12,857	7,340	20,197	1,693	4,070	5,763
South America	68	3,404	3,472	—	—	—	—	—	—
North America	851	2, 099	2,950	3,101	—	3,101	1,861	—	1,861
Total Revenue	$32,715	$41,426	$74,141	$16,008	$18,859	$34,867	$3,554	$4,335	$7,889

	September 30, 2008 (restated)			September 30, 2007
	Cable	Turbine	Consolidated	Cable	Turbine	Consolidated
Long-lived assets (including goodwill and intangible assets) by geographic region based on location of operations:
Europe	$—	$50,292	$50,292	$—	$54,504	$54,504
United States	3,430	—	3,430	2,283	—	2,283
Total long-lived assets (including goodwill and intangible assets)	$3,430	$50,292	$53,722	$2,283	$54,504	$56,787

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

NOTE 21 – SUBSEQUENT EVENTS

On October 7, 2008 the Company’s DeWind segment entered into an agreement with Higher Perpetual Energy LLC to form DeWind SWI Wind Farms, LLC to develop four wind farms totaling up to 620 megawatts of electrical energy capacity.  DeWind had paid $130,000 prior to year end for expenses related to this project which are recorded as prepaid expenses on the balance sheet at September 30, 2008.

NOTE 22 - SUPPLEMENTAL FINANCIAL INFORMATION

Supplemental Quarterly Financial Information (unaudited)

In thousands

Fiscal year ended September 30, 2008 (restated)	December 31	March 31	June 30	September 30
				(restated)
Revenue	$17,586	$21,166	$20,501	$14,888
Gross profit (Loss)	4,220	3,569	796	(7,126)
Loss before income taxes	(5,183)	(8,351)	(11,587)	(18,153)
Net loss	(7,361)	(11,343)	(13,191)	(21,618)
Basic and diluted net loss per share	$(0.03)	$(0.05)	$(0.06)	$(0.08)

Fiscal year ended September 30, 2007	December 31	March 31	June 30	September 30
Revenue	$7,938	$8,442	$12,406	$6,081
Gross profit (Loss)	797	998	2,913	(1,177)
Loss before income taxes	(4,240)	(7,972)	(5,476)	(12,912)
Net loss	(6,949)	(11,058)	(8,123)	(18,353)
Basic and diluted net loss per share	$(0.04)	$(0.06)	$(0.04)	$(0.09)

Fiscal year ended September 30, 2006	December 31	March 31	June 30	September 30
Revenue	$573	$1,030	$1,785	$4,501
Gross profit (Loss)	251	53	533	(28)
Loss before income taxes	(7,234)	(6,516)	(4,206)	(8,648)
Net loss	(7,235)	(6,518)	(4,206)	(10,564)
Basic and diluted net loss per share	$(0.04)	$(0.06)	$(0.04)	$(0.06)

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

SingerLewak LLP, our independent registered public accounting firm, has audited management's assessment of the effectiveness of the Company's internal control over financial reporting as of September 30, 2008 as stated in their report which appears in this Annual Report on Form 10-K/A.

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

ITEM 9B - OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORP ORATE GOVERNANCE

The information required by Item 10 of Form 10-K/A is incorporated by reference from the information contained in the sections captioned "DIRECTORS AND EXECUTIVE OFFICERS", "CORPORATE GOVERNANCE" and "SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" in the Proxy Statement that will be delivered to our shareholders in connection with our March 3, 2008 Annual Meeting of Shareholders.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K/A is incorporated by reference from the information contained in the section captioned "EXECUTIVE COMPENSATION: COMPENSATION DISCUSSION AND ANALYSIS" in the Proxy Statement that will be delivered to our shareholders in connection with our March 3, 2009 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AN D MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of Form 10-K/A is incorporated by reference from the information contained in the section captioned "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS" in the Proxy Statement that will be delivered to our shareholders in connection with our March 3, 2009 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSA CTIONS, AND DIRECTOR INDEPENDENCE

The information, if any, required by Item 13 of Form 10-K/A is incorporated by reference from the information contained in the sections captioned "CORPORATE GOVERNANCE" and "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" in the Proxy Statement that will be delivered to our shareholders in connection with our March 3, 2009 Annual Meeting of Shareholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 of Form 10-K/A is incorporated by reference from the information contained in the section captioned "INDEPENDENT ACCOUNTANTS" in the Proxy Statement that will be delivered to our shareholders in connection with our March 3, 2009 Annual Meeting of Shareholders.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

(1) Financial Statements - See Index to Consolidated Financial Statements under Item 8 above.

(2) Financial Statement Schedule. See Schedule II - Valuation and Qualifying Accounts and Reserves in this section of this 10-K/A.

(3) Exhibits - See Index to Exhibits following the signatures to this report.

COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED SEPTEMBER 30, 2008
(In thousands)

	Balance at beginning of year	Reserves Acquired	Additions charged to costs and expenses	Payment or utilization,	Balance at end of year

FY2008 (restated)
Allowance for doubtful accounts	$421		$266	$-	$687
Inventory reserve	1,495	-	701	-	2,196
Warranty reserve	1,235	-	812	(90)	1,957

FY2007
Allowance for doubtful accounts (current)	$2,500		$421	$(2,500)	$421
Inventory reserve	258	-	1,237	-	1,495
Warranty reserve	323	-	1,010	(98)	1,235

FY2006
Allowance for doubtful accounts	$2,500	$-	$-	$-	$2,500
Inventory reserve	235	-	24	-	259
Warranty reserve	-	323	-	-	323

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPOSITE TECHNOLOGY CORPORATION

By:	/s/ Benton H Wilcoxon

Benton H Wilcoxon
Chief Executive Officer

Dated: March 6, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Benton H Wilcoxon

Benton H Wilcoxon
Chief Executive Officer and
Chairman (Principal Executive Officer)

Dated: March 6, 2009

By:	/s/ Domonic J. Carney

Domonic J. Carney
Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: March 6, 2009

/s/ D. Dean McCormick III

D. Dean McCormick III
Director

Dated: March 6, 2009

/s/ Michael D. McIntosh

Michael D. McIntosh
Director

Dated: March 6, 2009

/s/ John P. Mitola

John P. Mitola
Director

Dated: March 6, 2009

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