Form 10-Q
period 2009-03-31
COMPOSITE TECHNOLOGY CORP
filed 2009-05-11
CIK 317477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☒ NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES  ☐ NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of: May 4, 2009

CLASS	NUMBER OF SHARES OUTSTANDING
Common Stock, par value $0.001 per share	287,988,370 shares

COMPOSITE TECHNOLOGY CORPORATION
Form 10-Q for the Quarter ended March 31, 2009
Table of Contents

ITEM 1
PART 1 - FINANCIAL STATEMENTS
COMPOSITE TECHNOLOGY CORPORATION
AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(IN THOUSANDS)

	March 31, 2009	September 30, 2008
	(unaudited)	(restated)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$3,494	$22,594
Restricted Cash	—	693
Accounts Receivable, current, net of reserve of $672 and $687	10,164	11,773
Inventory, net	58,746	42,088
Advanced Payments for Turbine Inventory	12,052	31,245
Prepaid Expenses and Other Current Assets	1,753	1,400

Total Current Assets	86,209	109,793

Long Term Trade Receivables	265	248
Property and Equipment, net	11,706	7,955
Goodwill	24,218	24,218
Intangible Assets, net	19,924	21,549
Other Assets	603	1,289
TOTAL ASSETS	$142,925	$165,052

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable and Other Accrued Liabilities	$30,809	$32,558
Deferred Revenues and Customer Advances	35,338	33,525
Warranty Provision	1,403	1,462
Provision for Loss on Turbine Contracts	—	7,597
Convertible Notes – Current	8,288	—
Net Liabilities for Deconsolidated Subsidiary in Liquidation	20,000	21,169

Total Current Liabilities	95,838	96,311

LONG TERM LIABILITIES
Long Term Portion of Deferred Revenues	268	727
Long-Term Portion of Warranty Provision	411	496
Convertible Notes – Long-Term	—	7,838
Total Liabilities	96,517	105,372

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common Stock, $.001 par value 600,000,000 shares authorized 287,988,370 and 287,988,370 issued and outstanding	288	288
Additional Paid-in Capital	255,938	252,445
Accumulated Deficit	(212,112)	(193,123)
Accumulated Other Comprehensive Income	2,294	70
Total Shareholders’ Equity	46,408	59,680
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$142,925	$165,052

The accompanying notes are an integral part of these financial statements

COMPOSITE TECHNOLOGY CORPORATION
AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(UNAUDITED)
AND FOR THE SIX MONTHS ENDED MARCH 31, 2009 AND 2008
(UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months ended March 31, 2009	Three Months ended March 31, 2008	Six Months ended March 31, 2009	Six Months ended March 31, 2008

Revenue:
Product Sales	$15,754	$20,726	$26,062	$37,797
Service Revenue	321	440	431	955
Total Revenue	16,075	21,166	26,493	38,752

Cost of Product Sold	15,050	17,365	23,132	30,271
Cost of Service Revenue	1,023	410	1,835	1,050
Gross margin	2	3,391	1,526	7,431

OPERATING EXPENSES
Officer Compensation	1,013	351	1,756	605
General and Administrative	3,653	3,030	7,676	5,995
Research and Development	2,018	6,296	4,632	9,454
Sales and Marketing	1,800	1,312	3,628	2,367
Depreciation & Amortization	1,685	280	1,954	833
Total operating expenses	10,169	11,269	19,646	19,254
LOSS FROM OPERATIONS	(10,167)	(7,878)	(18,120)	(11,823)

OTHER EXPENSE
Interest expense, net	(489)	(609)	(948)	(1,505)
Other income	—	76	—	76
Total other expense	(489)	(533)	(948)	(1,429)

Net Loss from Continuing Operations before Income Taxes	(10,656)	(8,411)	(19,068)	(13,252)

Minority Interest in Consolidated Subsidiary	—	—	(87)	—

Income Taxes (Benefit)	(13)	3	(4)	10

NET LOSS from Continuing Operations	(10,643)	(8,414)	(18,977)	(13,262)

Discontinued Operations (Note 1)
Loss from Discontinued Operations (including a net loss on sales of $0 and $0 for the three and six months ending March 31, 2009, respectively, and net loss on sales of $315 and $914 for the three and six months ending March 31, 2008, respectively)	10	2,929	12	5,441
NET LOSS	(10,653)	(11,343)	(18,989)	(18,703)

OTHER COMPREHENSIVE LOSS
Foreign Currency Translation Adjustment net of tax of $0 and $0	1,195	(481)	2,224	(604)
COMPREHENSIVE LOSS	$(9,458)	$(11,824)	$(16,765)	$(19,307)

BASIC AND DILUTED LOSS PER SHARE
Loss from continuing operations	$(0.04)	$(0.04)	$(0.07)	$(0.06)
Loss from discontinued operations	$(0.00)	$(0.01)	$(0.00)	$(0.02)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING	287,988,370	226,231,641	287,988,370	224,891,754

The accompanying notes are an integral part of these financial statements.

COMPOSITE TECHNOLOGY CORPORATION
AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(IN THOUSANDS)

	For the Six Months ending March 31, 2009	For the Six Months ending March 31, 2008
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(18,989)	$(18,703)
(Income)/Loss from discontinued operations	12	5,441
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation & amortization	2,586	1,443
Amortization of prepaid expenses paid in stock	164	191
Interest amortization related to detachable warrants and fixed conversion features	543	1,019
Expense related to fair value of vested options	3,472	878
Issuance of warrants for services	22	—
Bad debt expense	14	—
Inventory reserve expense	6,559	—
Gain on sale of equipment	—	(75)
Changes in Assets / Liabilities:
Accounts receivable	1,578	(5,797)
Inventory	(30,815)	(22,669)
Advanced payments for inventory	19,193	1,433
Prepaid expenses	28	(268)
Restricted cash	693	(200)
Other assets	50	(187)
Accounts payable and accrued expenses	(5,261)	13,230
Accrued warranty liability	(143)	(985)
Deferred revenue	1,352	4,430
Net Liabilities of Discontinued Operations	—	1,691
Cash used in operating activities	(18,942)	(19,128)

CASH FLOW FROM INVESTING ACTIVITIES
Proceeds from sale of equipment	—	110
Purchase of property and equipment	(1,440)	(2,457)
Cash used in investing activities	(1,440)	(2,347)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from exercise of warrants	—	3,721
Proceeds from exercise of options	—	12
Payments on capital lease assets	—	(77)
Cash provided by financing activities	—	3,656
Effect of exchange rate changes on cash from continuing operations	1,282	(932)
Net increase/(decrease) in cash and cash equivalents from continuing operations	(19,100)	(18,751)

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Cash used in operating activities – discontinued operations	—	(34)
Effect of exchange rate changes on cash – discontinued operations	—	38
Net increase/(decrease) in cash and cash equivalents from discontinued operations	—	4
Total net increase/(decrease) in cash and cash equivalents	$(19,100)	$(18,751)
Cash and cash equivalents at beginning of period – continuing operations	22,594	22,389
Cash and cash equivalents at beginning of period – discontinued operations	—	268
Cash and cash equivalents at beginning of period	$22,594	$22,657
Cash and cash equivalents at end of period – continuing operations	3,494	3,638
Cash and cash equivalents at end of period – discontinued operations	—	272
Cash and cash equivalents at end of period	$3,494	$3,910

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
INTEREST PAID	$374	$540
INCOME TAX PAID	$3	$—

The accompanying notes are an integral part of these financial statements.

Supplemental Schedule for Non Cash Financing Activities

During the first six months of fiscal 2009, the Company issued the following:

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

COMPOSITE TECHNOLOGY CORPORATION
AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Company

Composite Technology Corporation originally incorporated in Florida and reincorporated in Nevada, is an Irvine, CA based company operating in two segments: CTC Cable (“Cable”) and DeWind (“Wind”). The Cable Segment sells high energy efficiency patented composite core conductors known as “ACCCTM conductors” for use in electric transmission and distribution lines.  ACCC conductor is commercially available in the United States and Canada, China, Europe, the Middle East, and South America through direct sales to utilities and through distribution and purchase agreements. The Wind segment sells electricity generating wind turbines under the brand name DeWind, and during the current fiscal year, the Company entered into a joint venture development agreement with Higher Perpetual Energy to create DeWind SWI Wind Farms, LLC to jointly develop up to 620 Megawatts of wind farm properties using leases obtained by Higher Perpetual and DeWind wind turbines.  See Note 11.

Accounting

The accompanying unaudited consolidated financial statements of Composite Technology Corporation (the “Company” or “Composite Technology”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required for complete financial statements. Interim information is unaudited; however, in the opinion of the Company's management, the accompanying unaudited, consolidated financial statements reflect all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation of the Company's interim financial information. These financial statements and notes should be read in conjunction with the audited financial statements of the Company included in the Company's Annual Report on Form 10-K/A for the fiscal year ended September 30, 2008 filed with the Securities and Exchange Commission on March 9, 2009.

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

On January 9, 2009 the directors of DeWind Holdings Ltd. filed for insolvency proceedings in the Queen’s Bench Court. DeWind Holdings’ owned the share capital of the now insolvent DeWind GmbH and, as of the date of the insolvency filing, had other assets and liabilities consisting only of $23,000 of other current assets and $1,936,000 of accounts payable and other accrued liabilities consolidated into the Company’s balance sheet. The consolidated financial statements of Composite Technology Corporation have been restated to present the DeWind Holdings operations, assets and liabilities as discontinued operations.

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

CTC Cable sales for the three and six months ended March 31, 2009 and 2008 consisted of stranded ACCC conductor and ACCC hardware sold to end user utilities, sales of ACCC conductor sold to our Chinese distributor, and sales of ACCC conductor core and ACCC hardware to two of our stranding manufacturers. All ACCC related product sales were recognized upon delivery of product and transfer of title. There is no right of return for sales of ACCC conductor or ACCC core to our Chinese distributor.  For ACCC conductor product sales made directly by us and not through a manufacturer or distributor, we offer a product replacement warranty of two years with an optional purchase of up to seven years. We allocate a portion of sales proceeds to the estimated fair value of the cost to provide such a warranty. To date, most of our ACCC related product sales have been without warranty coverage.

DeWind Turbine related sales for the three and six months ended March 31, 2009 and 2008 consisted of a completed and installed wind turbine unit, turbine parts, and license fees. For DeWind turbine revenues, for turbine sales, we recognized revenues for completed and installed wind turbine units upon the commissioning, or operational viability of each wind turbine unit. We recognized revenues on turbine parts sales upon delivery to the customer and title transfer. We recognized revenues on the license fees upon collection of the license fees and reporting by the licensee of units sold under each license agreement.

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

During the quarter ended March 31, 2009 the Company’s DeWind segment entered into a settlement agreement with one of its licensees.  In exchange for 3,000,000 Euros ($3,992,000 at March 31, 2009 exchange rates), which was received in April and May, 2009 and forgiveness of all past and present claims, the licensee received a perpetual royalty free non-exclusive paid up license to produce 1.25 Megawatt D6 turbines in China.

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

We use the following terms, all of which are accounted for as warranty related liabilities:

(1)
Warranty provisions represent the estimated costs to perform expected future repairs of wind turbines, which are covered under a warranty. We estimate warranty provisions based on the historical cost to provide the services under warranty including monitoring, repairs, parts, and insurance and based on the age of the turbine under warranty. We also include as warranty provisions the estimated losses on “full service” contracts where we provide full service in exchange for a revenue share of the wind power produced. For the three months ended March 31, 2009, our estimated warranty costs averaged approximately $4,000 per turbine per month under warranty and as of March 31, 2009 we had approximately 247 turbine – months remaining under warranty. We amortize the estimated warranties ratably over the remaining warranty period against the actual expenses incurred and we amortize the projected loss provisions against the expected future periods of full service losses.

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

(3)
Availability penalties represent a combination of i) the calculated revenue guarantees under the turbine supply agreement and ii) the estimate of future payments for revenue guarantees. Actual penalties are calculated under the terms of each individual contract and represent the guaranteed value of the wind power generated under the term of the contract. If the turbine delivers less than the rated power determined under the contract, subject to minimum wind conditions, DeWind is obligated under some contracts to reimburse the wind turbine purchaser for the shortfall subject to contract or turbine maximums, as applicable. Actual availability penalties are recorded as current liabilities although such penalties are often disputed as to the amounts due and then subsequently mediated or negotiated and which often results in payments made in excess of one year. Estimated penalties are determined by past availability histories and management estimates of the required revenue reimbursement on a per turbine basis and calculated using the expected availability rate multiplied by the number of months remaining under warranty. Estimated availability penalties are amortized against actual availability penalties incurred ratably over the remaining warranty period. As of March 31, 2009 we have estimated availability penalties accrued of approximately $2,700 per turbine per month remaining under warranty. For warranty periods in excess of one year, the estimated availability penalty is recorded as a long term liability.

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

Total unaudited contract provisions as of March 31, 2009 were $10,736,000, all of which were included in inventory reserves. Total restated contract provisions as of September 30, 2008 were $9,371,000 of which $1,774,000 were included in inventory reserves and $7,597,000 were included in Provision for Loss on Turbine Contracts.

Estimates

The preparation of our financial statements conforms with accounting principles generally accepted in the United States of America, which requires management to make estimates and judgments in applying our accounting policies that have an important impact on our reported amounts of assets, liabilities, revenue, expenses and related disclosures at the date of our financial statements. On an on-going basis, management evaluates its estimates including those related to accounts receivable, inventories, stock-based compensation, warranty, retrofit and availability provisions and goodwill and intangibles. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from management’s estimates. We believe that the application of our critical accounting policies requires significant judgments and estimates on the part of management.   We believe that the estimates, judgments and assumptions upon which we rely are reasonable, and based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the period presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management's judgment in its application. There are also many areas in which management's judgment in selecting among available alternatives would produce a materially different result.

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

-	The estimates pertaining to the completion of our wind farm. These estimates primarily rely upon management’s expectations to reasonably estimate the costs to complete.
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

Except as noted in this document, the methodology and assumptions used for the estimates pertaining to the activity during the three and six months ended March 31, 2009 are consistent with those used for the estimates included in our Form 10-K/A for the year ended September 30, 2008 filed on March 9, 2009.

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

The values of the financial instruments are estimated using the Black-Scholes-Merton (Black-Scholes) option-pricing model. Key assumptions used during the six months ended March 31, 2009 and 2008 to value options and warrants granted or repriced are as follows:

	Six Months Ended
	March 31,
	2009	2008
Risk Free Rate of Return	0.50-2.02%	3.28-4.29%
Volatility	96%	88%
Dividend yield	0%	0%
Expected life	0-5 yrs	0-5 yrs

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

Convertible Debt

Convertible debt is accounted for under the guidelines established by APB Opinion No. 14 Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants (APB14) under the direction of Emerging Issues Task Force (EITF) 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, (EITF 98-5) EITF 00-27 Application of Issue No 98-5 to Certain Convertible Instruments (EITF 0027) , and EITF 05-8 Income Tax Consequences of Issuing Convertible Debt with Beneficial Conversion Features. The Company records a beneficial conversion feature (BCF) related to the issuance of convertible debt that have conversion features at fixed or adjustable rates that are in-the-money when issued and records the fair value of warrants issued with those instruments. The BCF for the convertible instruments is recognized and measured by allocating a portion of the proceeds to warrants and as a reduction to the carrying amount of the convertible instrument equal to the intrinsic value of the conversion features, both of which are credited to paid-in-capital. The Company calculates the fair value of warrants issued with the convertible instruments using the Black Scholes valuation method, using the same assumptions used for valuing employee options for purposes of SFAS No. 123R, except that the contractual life of the warrant is used. The Company evaluated the variable conversion features and determined that they should be accounted for as equity and accounted for under EITF 98-5 and 00-27. Under the guidelines of EITF 98-5 and 00-27, the Company first allocates the value of the proceeds received to the convertible instrument and any other detachable instruments (such as detachable warrants) on a relative fair value basis and then determine the amount of any beneficial conversion feature based on effective conversion price to measure the intrinsic value, if any, of the embedded conversion option. Using the effective yield method, the allocated fair value is recorded as a debt discount or premium and is amortized over the expected term of the convertible debt to interest expense. For a conversion price change of a convertible debt issue, the additional intrinsic value of the debt conversion feature, calculated as the number of additional shares issuable due to a conversion price change multiplied by the previous conversion price, is recorded as additional debt discount and amortized over the remaining life of the debt.

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

Statement No. 163, “Accounting for Financial Guarantee Insurance Contracts” (SFAS 163)
In May, 2008, the FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60 (SFAS 163). SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. SFAS 163 also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We do not currently expect the adoption of SFAS 163 to have a material effect on our consolidated results of operations and financial condition.

Significant new accounting policies adopted or implemented during the six months ended March 31, 2009

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115 (SFAS 159), which permits entities to choose to measure many financial instruments and certain other items at fair value.  The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007; this Statement should not be applied retrospectively to fiscal years beginning prior to the effective date, except as permitted in paragraph 30 for early adoption. The Company is subject to the provisions of SFAS 159 as of October 1, 2008.

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

Commercial orders: To date, since inception for our Cable products and since the acquisition of DeWind, we have received orders including revenues recognized and unfilled orders for approximately $67 million in ACCC conductor products and $253 million of Wind turbines. We will require a significant increase in customer orders at sufficient profit margin levels to cover our expenses and generate sufficient cash from operations.

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

We believe our cash position, as of March 31, 2009, of $3.5 million and expected cash flows from revenue orders may not be sufficient to fund operations for the next two calendar quarters for both of our business segments. We believe that we will have positive cash flow from our Cable business to fund its operations. We anticipate that additional cash is needed to fund operations beyond March, 2009 for our DeWind business, absent a large cash deposit for a future turbine order and to the extent required the Company intends to continue the practice of issuing stock, debt or other financial instruments for cash or for payment of services until our cash flows from the sales of our primary products is sufficient to provide cash from operations or if we believe such a financing event would be a sound business strategy.

NOTE 3 – RESTATEMENT

The financial statements included herein have been restated to correct an error in accounting for turbine supply contract losses for costs incurred during the three and six months ended March 31, 2009 but which were committed during the quarter ended September 30, 2008 and for which sufficient information was available for management to make an estimate of the contract losses for the quarter and year ended September 30, 2008.

During the six months ended March 31, 2009, the Company’s DeWind segment delivered 10 unit D8 2 megawatt wind turbines under two supply contracts for the same customer in South America with an original value of $19,100,000 for the supply of turbine nacelles, hubs, and blades. The contracts were negotiated and signed in June 2007 at a time when turbine component costs were substantially lower than during the quarter ended September 30, 2008. During the quarter ended September 30, 2008 the Company agreed to a supply delay penalty of $955,000, which reduced the value of the contract to $18,145,000. Also during the quarter ended September 30, 2008, the Company revised purchase commitments to vendors to supply the wind turbine nacelle components at a higher price than were previously estimated. The revised commitments when added to the other estimated costs to complete resulted in an estimated cost to fulfill the contract of $25,742,000. The difference of $7,597,000 represents the estimated loss on the turbine supply contract. An additional $363,000 of contract losses under a separate contract was also understated for a total accrual of $7,960,000 ($7,597,000 recorded as Provision for Loss on Turbine Contracts, and $363,000 recorded as reserve against inventory purchased and recorded as of September 30, 2008). The Company is recording this estimated loss into the quarter and year ended September 30, 2008 to restate the financial statements to correct the error.

The effect to the Balance Sheet and Statement of Operations for the three months and year ended September 30, 2008 was:

	As Originally	Restatement
( In Thousands except share and per share amounts)	Reported	Adjustment	As Restated
Balance Sheet
Inventory, net	$42,451	$(363)	$42,088

Provision for Loss on Turbine Contracts	$—	$7,597	$7,597

Accumulated Deficit	$(185,163)	$(7,960)	$(193,123)

Total Liabilities and Shareholders’ Equity	$165,440	$(363)	$165,077

Statement of Operations:
Cost of Product Sold	$62,184	$7,960	$70,144

Net Loss	$(45,553)	$(7,960)	$(53,513)

Basic and Diluted Loss per Share	$(0.19)	$(0.03)	$(0.22)

Weighted-Average Common Shares Oustanding	243,369,110	243,369,110	243,369,110

NOTE 4 – DISCONTINUED OPERATIONS OF DEWIND SUBSIDIARIES

During fiscal 2008 two subsidiaries of DeWind with operations in Europe were either disposed of or put into insolvency.  On January 9, 2009, one additional subsidiary was put into insolvency.

DeWind GmbH:
On September 1, 2008 the board of directors of DeWind GmbH filed to place that subsidiary into insolvency in Lubeck, Germany.   The assets and liabilities of DeWind GmbH have been classified on the balance sheet as Net Liabilities for Deconsolidated Subsidiary in Liquidation.  The asset and liabilities comprising this balance consisted of:

(In Thousands)	March 31, 2009	September 30, 2008
	(unaudited)	(restated)
ASSETS
Cash and Cash Equivalents	$464	$491
Accounts Receivable, net	6,579	6,961
Prepaid Expenses and Other Current Assets	517	548
Property and Equipment, net	10	10
TOTAL ASSETS	$7,570	$8,010

LIABILITIES
Accounts Payable and Other Accrued Liabilities	$13,256	$14,026
Deferred Revenues and Customer Advances	1,780	1,883
Warranty Provision	10,628	11,246
Total Liabilities	$25,664	$27,155

Net Liabilities for Deconsolidated Subsidiary in Liquidation	$18,094	$19,145

There has been no significant change to the Net Liabilities for Deconsolidated Subsidiaries in Liquidation, as it relates to DeWind GmbH, during the six months ended March 31, 2009. The remaining assets and liabilities of DeWind GmbH are under the control of the court-appointed receiver in Germany. In December, 2008 a receiver status update was provided that did not result in any changes or impacts to either the assets or liabilities of DeWind GmbH. The next status update is expected in June, 2009.

The net income from operations of DeWind GmbH through the date of insolvency has been classified on the statement of operations and comprehensive loss as loss from discontinued operations. Summarized results of discontinued operations are as follows:

(In thousands)	Three months ended		Six months ended
	March 31, 2009	March 31, 2008	March 31, 2009	March 31, 2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Service Revenues	$—	$315	$—	$914
Cost of Service Revenues	—	1,292	—	3,703
Operating Expenses	—	797	—	1,122
Other Income	—	(202)	—	(225)
Taxes	—	4	—	4
Loss from discontinued operations	$—	$1,568	$—	$3,682

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

The net income from operations of E Services has been classified on the statement of operations and comprehensive loss as loss from discontinued operations. Summarized results of discontinued operations are as follows:

(In Thousands)	Three months ended		Six months ended
	March 31, 2009	March 31, 2008	March 31, 2009	March 31, 2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Loss from unconsolidated subsidiary accounted for under the equity method	$—	$—	$—	$57
Impairment of long term assets	—	1,421	—	1,421
Loss from discontinued operations	$—	$1,421	$—	$1,478

DeWind Holdings Ltd.:
On January 9, 2009 the Company placed DeWind Holdings Ltd. into insolvency. As of March 31, 2009, DeWind Holdings owned the share capital of the now insolvent DeWind GmbH and had other assets and liabilities consisting of $23,000 of other current assets and $1,936,000 of accounts payable and other accrued liabilities consolidated into the Company’s balance sheet. There were no revenues for DeWind Holdings Ltd., and expenses totaled only $10,000 and $2,000 during the three and six months ended March 31, 2009, respectively. During the six months ended March 31, 2008, DeWind Holdings recorded $281,000 of General and Administrative expenses related to receivable reserves.

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

As of March 31, 2009, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis, including its cash and cash equivalents. The fair value of these assets and liabilities was determined using the following inputs in accordance with SFAS 157 at March 31, 2009:

	Fair Value Measurement as of March 31, 2009
(In Thousands)	Total	Level 1	Level 2	Level 3
Description	$	$	$	$
Cash and cash equivalents (1)	$3,494	$3,494	$—	$—

(1)	Included in cash and cash equivalents on the accompanying consolidated balance sheet.

NOTE 6 – BALANCE SHEET DETAILS

Accounts Receivable

Accounts Receivable consisted of the following at March 31, 2009 and September 30, 2008:

(In Thousands)	March 31, 2009	September 30, 2008
	(unaudited)	(restated)
Turbine products and service receivables	$7,908	$6,480
Unbilled receivables	261	1,744
Cable products receivables	2,932	4,484
Gross Receivables	$11,101	$12,708
Reserves	(672)	(687)
Net receivables	$10,429	$12,021
Portion relating to greater than one year, net of reserves of $554 and $0	265	248
	$10,164	$11,773

The asset unbilled receivables (noted in above table) represents revenue that is recognizable due to the performance of services for which billings have not been generated as of the balance sheet date. In general, amounts become billable pursuant to contractual milestones or in accordance with predetermined billing schedules.

Inventories and Advanced Payments for Turbine Inventory

Inventories and advanced payments for turbine inventory consisted of the following at March 31, 2009 and September 30, 2008:

(In Thousands)	March 31, 2009	September 30, 2008
	(unaudited)	(restated)
Raw Materials and Turbine Parts	$38,425	$36,704
Work in Progress	33,324	4,457
Finished Goods	4,164	3,123
Gross Inventory	$75,913	$44,284
Reserves	(17,167)	(2,196)
Net Inventory	$58,746	$42,088

Advanced Payments for Turbine Inventory	$12,052	$31,245

Advanced payments for turbine inventory represents payments made to suppliers in advance for inventory not yet received as of the balance sheet date.

Property and Equipment

Property and equipment consisted of the following:

(In Thousands)	Estimated Useful Lives	March 31, 2009	September 30, 2008
		(unaudited)	(restated)
Office furniture and equipment	3-10 yrs	$1,807	$1,584
Production equipment	3-10 yrs	7,953	6,390
Wind turbines in production	3-10 yrs	3,115	3,296
Wind farm construction in progress	3-10 yrs	4,279	—
Automobiles	3-5 yrs	34	36
Leasehold improvements	7 yrs	740	2,075
Total Property		$17,928	$13,381
Accumulated depreciation		(6,222)	(5,426)
Property, net		$11,706	$7,955

Wind farm construction in progress represents prepaid wind farm construction costs related to wind farm infrastructure costs incurred towards the development of a wind farm under development by DeWind SWI Wind Farms, LLC. See Note 11 for discussion of this wholly owned subsidiary, accounted for as a Variable Interest Entity.

Goodwill and Intangible Assets

The Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets” (SFAS 142) effective January 1, 2002.  In accordance with SFAS 142, the Company does not amortize goodwill. The Company’s goodwill of $24,218 at March 31, 2009 is related to the acquisition of EU Energy on July 3, 2006 and is currently attributable entirely to the DeWind segment. In accordance with SFAS 142, the Company evaluates goodwill impairment annually at year-end and between annual tests if situations arise that may require re-evaluation. We determined that as of March 31, 2009 no goodwill impairment was required.

As  of March 31, 2009, the Company had the following amounts related to other intangible assets, all related to the acquisition of EU Energy on July 3, 2006 and therefore the Turbine segment:

(In Thousands)	Gross Carrying Amount	Accumulated Amortization			Net Carrying Amount
	September 30,	Sept 30,		March 31,	March 31,
	2008	2008	Amortized	2009	2009
	(restated)	(restated)	(unaudited)	(unaudited)	(unaudited)
Supply Agreements	$12,347	$(165)	$—	$(165)	$12,182
Tech Transfer Agreements	3,131	(467)	(1,436)	(1,903)	1,228
Tradename	7,553	(850)	(189)	(1,039)	6,514
Service Contracts	1,442	(1,442)	—	(1,442)	—
Subtotal, Intangible Assets	$24,473	$(2,924)	$(1,625)	$(4,549)	$19,924

Aggregate amortization expense associated with continuing operations of the intangible assets with determinable lives was $1,625,000 and $531,000 for the six months ended March 31, 2009 and 2008, respectively.

The supply agreements are related to supplier agreements related to our DeWind D8.2 model. We will record amortization on this agreement over the life of the agreement beginning with the first commercial shipments of our D8.2, two units of which shipped in fiscal year 2008, and based on the expected units purchased under this agreement. Our technology transfer agreements are related to our China licensing arrangements. We will record amortization on these agreements as we recognize revenues under these agreements which are based on the turbines produced under these arrangements over three to five years. As of March 31, 2009, one of our China licensing arrangements were fully settled, and as such, fully amortized in the current quarter, representing $1.2 million of the $1.6 million aggregate amortization expense for the six months ending March 31, 2009. We have determined that our Trade name, DeWind, has a life of twenty years and we will amortize this balance on a straight-line basis. Our service contracts include service and maintenance contracts. We fully amortized the service contracts as of September 30, 2007. All intangible assets listed are considered to have no residual value.

The unamortized balance of intangible assets is estimated to be amortized as follows:

(In Thousands)	Estimated Amortization Expense
(unaudited)
Remainder of 2009	$495
2010	3,206
2011	3,891
2012	3,540
2013	3,980
Thereafter	4,812
Total	$19,924

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following:

(In Thousands)	March 31, 2009	September 30, 2008
	(unaudited)	(restated)
Trade Payables	$29,142	$31,051
Accrued Acquisition Costs	250	250
Accrued Payroll	1,247	1,058
Deferred Rents	170	199
Total Accounts Payable and Accrued Liabilities	$30,809	$32,558

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

(In Thousands)	March 31, 2009	September 30, 2008
	(unaudited)	(restated)
Customer advances on turbines and turbine parts sales	$31,635	$26,846
Deferred revenues – Other turbine related	2,600	5,589
Deferred revenues – Cable Sales	1,371	1,817
Total, Deferred revenues & customer advances	$35,606	$34,252
Balance included in current liabilities	35,338	33,525
Long Term Deferred Revenues	$268	$727

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

	March 31, 2009	September 30, 2008
(In Thousands)	(unaudited)	(restated)
Turbine warranty reserves	$367	$684
Cable warranty reserves	408	220
Reserve for turbine availability	1,039	1,054
Total Warranty and Product Guarantee reserves	1,814	1,958
Less Amount classified as current liabilities	1,403	1,462
Long Term Warranty Liability	$411	$496

March 31, 2009
(In Thousands)	(unaudited)
Beginning balance	$1,958
Additional reserves recorded to expense	1,425
Reserves utilized	(1,569)
Ending balance	$1,814

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

ACCCTM Cable Division
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

Segment information for the three months and six months ended March 31, 2009 and 2008 is as follows:

(In Thousands)	Corporate	Cable	Turbine	Total
Three Months Ended:	(unaudited)	(unaudited)	(unaudited)	(unaudited)
March 31, 2009
Revenues	$--	$6,202	$9,873	$16,075
Operating (loss)	(2,640)	(737)	(6,790)	(10,167)
Total assets	2,823	14,712	125,390	142,925
Goodwill	--	--	24,218	24,218
Capital expenditures	--	491	24	515
Depreciation & amortization	--	224	1,757	1,981

March 31, 2008
Revenues	$--	$10,492	$10,674	$21,166
Operating income (loss)	(1,480)	57	(6,455)	(7,878)
Total assets	1,592	12,935	117,508	132,035
Goodwill	--	--	24,218	24,218
Capital expenditures	--	934	1,523	2,457
Depreciation & amortization	--	205	372	577

Six Months Ended:
March 31, 2009
Revenues	$--	$10,562	$15,931	$26,493
Operating (loss)	(4,883)	(2,249)	(10,988)	(18,120)
Depreciation & amortization	--	465	2,121	2,586

March 31, 2008
Revenues	$--	$21,486	$17,266	$38,752
Operating income (loss)	(2,827)	2,230	(11,226)	(11,823)
Depreciation & amortization	--	411	1,032	1,443

The Company operates and markets its services and products on a worldwide basis with its principal markets as follows:

	Three Months Ended
	March 31, 2009			March 31, 2008
	(unaudited)			(unaudited)
Revenue allocation by geographic region based on location of customer:	Cable	Turbine	Consolidated	Cable	Turbine	Consolidated
Europe	$(91)	$311	$220	$6,192	$5,510	$11,702
China / Asia	5,175	7,573	12,748	4,188	5,164	9,352
South America	--	--	--	68	--	68
Central America	5	--	5	--	--	--
North America	1,113	1,989	3,102	44	--	44
Total Revenue	$6,202	$9,873	$16,075	$10,492	$10,674	$21,166

	Six Months Ended
	March 31, 2009			March 31, 2008
	(unaudited)			(unaudited)
Revenue allocation by geographic region based on location of customer:	Cable	Turbine	Consolidated	Cable	Turbine	Consolidated
Europe	$641	$751	$1,392	$6,192	$11,021	$17,213
China / Asia	7,562	13,191	20,753	15,176	6,245	21,421
South America	1	--	1	68	--	68
Central America	529	--	529	--	--	--
North America	1,829	1,989	3,818	50	--	50
Total Revenue	$10,562	$15,931	$26,493	$21,486	$17,266	$38,752

	March 31, 2009			September 30, 2008
	(unaudited)			(restated)

Long-lived assets (including goodwill and intangible assets) by geographic region based on location of operations:	Cable	Turbine	Consolidated	Cable	Turbine	Consolidated
Europe	$	$47,770	$47,770	$--	$50,292	$50,292
United States	3,612	4,466	8,078	3,430	--	3,430
Total long-lived assets (including goodwill and intangible assets)	$3,612	$52,236	$55,848	$3,430	$50,292	$53,722

During the quarter, three customers in China represented 77.3% of revenues (two customers from our DeWind segment and one customer from our Cable segment at 42.3% and 35.0%, respectively) and two customers in North America represented 20.8% of revenues (one customer from our Cable segment at 7.4% and one customer from our DeWind segment at 13.5%). For the current six months, three customers in China represented 78.2% of revenues (two customers from our DeWind segment and one customer from our Cable segment at 49.7% and 28.5%, respectively) and one customer in North America from our DeWind segment represented 7.5% of revenues.  No other customer represented greater than 5% of consolidated revenues.

NOTE 8 – EQUITY BASED COMPENSATION

The Company historically has issued equity-based compensation in the form of stock options to its employees and consultants via option grants. The Company uses the guidelines of SFAS 123R, which requires fair value calculation of the grant and recognition of the cost of employee services received in exchange for the award over the period the employee is required to perform the services.

The values of the financial instruments are estimated using the Black-Scholes-Merton (Black-Scholes) option-pricing model. Key assumptions used during the six months ended March 31, 2009 and 2008 to value options and warrants granted or repriced are as follows:

	Six Months Ended
	March 31,
	2009	2008
Risk Free Rate of Return	0.50-2.02%	3.28-4.29%
Volatility	96%	88%
Dividend yield	0%	0%
Expected life	0-5 yrs	0-5 yrs

Our computation of expected volatility for the six months ended March 31, 2009 and 2008 is based on historical and volatility over the expected life of the options granted. Our computation of expected life is based on historical exercise patterns. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

On March 29, 2006, the Securities and Exchange Commission published Staff Accounting Bulletin No. 107 (SAB 107), which provides the Staff’s views on a variety of matters relating to stock-based payments. On December 21, 2007, the Securities and Exchange Commission published Staff Accounting Bulletin No. 110 (SAB 110), which provides the Staff’s views on matter relating to share-based payments.  In particular, SAB 110 allows for an extension past December 31, 2007 for the use of a simplified method in developing an estimate of the expected term of “plain vanilla” share options in accordance with SFAS 123R.  SAB 107 and SAB 110 require stock-based compensation to be classified in the same expense line items as cash compensation. Information about stock-based compensation included in the results of operations for the three and six months ending March 31, 2009 and 2008 is as follows:

(In thousands)	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	March 31	March 31	March 31	March 31
	2009	2008	2009	2008
Cost of Product Sold	$29	$15	$45	$30
Officer Compensation	769	110	1,260	110
Selling and marketing	265	168	632	210
Research and development	465	212	886	288
General and administrative	391	156	649	240
Totals	$1,919	$661	$3,472	$878

As of March 31, 2009, there was $10.3 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements related to stock options. The costs are expected to be recognized over a weighted-average period of 2.5 years.  For options that vest on a quarterly basis, the actual vesting is used to calculate the compensation expense.  For options vesting on other than a quarterly basis, an estimate of the forfeiture rate, between 0% and 15%, is used to calculate the expense, which is then trued up on each vesting occurrence.  On January 20, 2009 the Company’s Board of Directors voted to approve a re-pricing of options to $0.35 per share for all individuals continuing to provide ongoing services to the Company including substantially all employee, director, and consultant stock options.  The Company has treated the re-pricing as a modification of terms of the options outstanding.  The Company has expensed the incremental fair value for all vested and re-priced options during the quarter ended March 31, 2009.  The Company will expense the incremental fair value for all unvested and re-priced options as these options are vested.  The fair value of the modification was determined as the difference in the fair value of each option immediately before and after the re-pricing using the Black-Scholes-Merton option pricing model with a dividend rate of 0%, a risk free rate of 1.48%, a volatility of 96%, a life of 4 years, and a market price of $0.30 per share.   As a result of this re-pricing, the Company incurred expenses of $554,000 in the March 31, 2009 quarter, which are included in the table above, for options which had vested prior to the re-pricing and will recognize an additional $965,000 of as yet unrecognized compensation cost related to non-vested options that were re-priced.  The additional share-based compensation is expected to be recorded to expense over the next 2.5 years.

Significantly all of our existing options are subject to time of service vesting. Our stock options vest either on an annual or a quarterly basis for options subject to time of service vesting or for specific performance for option vesting tied to performance criteria. For the remainder of fiscal 2009, we expect stock based compensation expense related to employee stock options, including the expense related to the option re-pricing of approximately $2,300,000 before income taxes. Such amounts may change as a result of additional grants, forfeitures, modifications in assumptions and other factors.

Certain options granted under the 2008 Plan may be exercised at any time for restricted stock of the Company if not otherwise prohibited by the Company’s Board of Directors.  Any 2008 Plan option exercises for unvested options would have restricted stock issued and which is earned according to the terms of the option agreement that gave rise to the restricted stock issuance.  The Company has the right, but not the obligation, to repurchase any restricted stock that is unearned as of the date of any optionee’s termination.  As of March 31, 2009 all of the 2008 Plan option grants were exercisable. To date, no restricted stock has been issued under the 2008 Plan.  Of the 2008 plan options exercisable, 151,414 options were vested and exercisable into unrestricted stock.

The following table summarizes the Stock Plan stock option activity as of March 31, 2009:

	2002 Plan Number of Options	2008 Plan Number of Options	Total Number of Options	Average Exercise Price
Outstanding, September 30, 2008	17,899,521	7,231,000	25,130,521	$1.14
Granted	—	2,780,000	2,780,000	0.35
Exercised	—	—	—	—
Cancelled	(584,501)	(15,000)	(599,501)	0.42
Outstanding, March 31, 2009	17,315,020	9,996,000	27,311,020	$0.35

Exercisable , March 31, 2009	12,070,116	9,996,000	22,066,116	$0.35

On October 15, 2008 the Company’s Board of Directors extended the termination date of the 2002 Option Plan from December 31, 2011 to December 31, 2016.  The weighted-average remaining contractual life of the options outstanding at March 31, 2009 was 8.2 years. The exercise prices of the options outstanding at March 31, 2009 ranged from $0.25 to $1.00, and information relating to these options is as follows:

Range of Exercise Prices	Stock Options Outstanding	Stock Options Exercisable	Weighted Average Remaining Contractual Life in years	Weighted Average Exercise Price of Options Outstanding	Weighted Average Exercise Price of Options Exercisable
$0.25-$0.34	728,000	728,000	7.8	$0.25	$0.25
$0.35-$0.49	26,553,620	21,308,716	8.3	$0.35	$0.35
$0.50-$1.00	29,400	29,400	1.9	$1.00	$1.00
Total	27,311,020	22,066,116

NOTE 9 – EQUITY

COMMON STOCK

The Company issued no Common Stock during the six-months ended March 31, 2009.

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

The following table summarizes the Warrant activity for the six months ending March 31, 2009:

	Number of Warrants	Weighted-Average Exercise Price

Outstanding, September 30, 2008	26,150,815	$1.20
Granted	150,000	$0.96
Exercised	—	$—
Cancelled	7,174,700	$1.33
OUTSTANDING, March 31, 2009	19,126,115	$1.12

EXERCISABLE, March 31, 2009	19,126,115	$1.12

The following table summarizes the warrants issued, outstanding, and exercisable as of March 31, 2009:

Warrant Series	Grant Date	Strike Price		Expiration Date	Warrants remaining	Proceeds if Exercised (in $000s)	Call feature
2006 Series B	Various 2006	$2.00		May, 2009	191,466	383		(A)
2006 Series C	May, 2006	$0.75	(B)	December, 2010	200,000	150	None
2006 Series D	May, 2006	$0.75	(C)	December, 2010	200,000	150	None
2006 Series E	May, 2006	$0.75	(D)	December, 2010	200,000	150	None
2007 Series F	Nov, 2006	$1.10		November, 2009	220,000	242	None
2007 Convertible Debt	Feb, 2007	$1.06	(E)	February, 2010	7,367,815	7,810	None
2007 Convertible Debt Fees	Mar, 2007	$1.00	(E)	February, 2010	1,291,833	1,292	None
June PIPE Series 1	Jun, 2007	$1.27	(E)	June, 2010	5,490,100	6,972	None
June PIPE Series 2	Jun, 2007	$1.28	(E)	June, 2010	1,564,901	2,003	None
2008 Debt Series 1	May, 2008	$0.96	(E)	May, 2011	1,125,000	1,080	None
2008 Debt Amendment	May, 2008	$0.99	(E)	May, 2011	1,125,000	1,114	None
2008 Debt Services	October, 2008	$0.99	(E)	May, 2011	150,000	144	None
Total					19,126,115	$21,490

(A)	Callable if trading price is greater than $2.50 for 10 consecutive days

(B)	Warrants were re-priced on December 23, 2008 from $1.25 to $0.75 per warrant.

(C)	Warrants were re-priced on December 23, 2008 from $1.50 to $0.75 per warrant.

(D)	Warrants were re-priced on December 23, 2008 from $1.75 to $0.75 per warrant.

(E)
Subject to anti-dilution provisions. Certain future equity or equity equivalent issuances below the current exercise price per warrant may result in a weighted average price reset of the exercise price.

On October 15, 2008 we issued 150,000 warrants with a strike price of $0.96 per warrant in settlement of a disputed fee related to placement services for the May, 2008 Archer debt issuance.  The expense for these warrants was accrued for as of September 30, 2008.  On December 23, 2008 we agreed to modify the exercise price of three series of warrants originally issued in May, 2006.  A total of 600,000 warrants were re-priced to $0.75 per warrant including 200,000 warrants previously priced at $1.75 per warrant; 200,000 warrants previously priced at $1.50 per warrant; and 200,000 warrant previously priced at $1.25 per warrant. We valued the price changes and additional warrants issued using the Black-Scholes-Merton option-pricing model.  We recorded expense related to modification of warrants as the difference between the fair value of the warrants prior to the exercise price reset and after the exercise price reset.  The total expense related to warrant modifications and issuances during the quarter was $22,000 recorded to general and administrative expense. We used the following assumptions to value the warrants modified and for the warrant expense accrued for as of September 30, 2008:

Dividend rate = 0%
Risk free return between 1.61% and 1.89%
Volatility of between 75% and 86%
Market price for October 15, 2008 issuance:  $0.40
Market price for December 23, 2008 modification: $0.30

Time to maturity was the remaining life of the warrant series in question of between 1.7 and 2.3 years.

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

The following common stock equivalents were excluded from the calculation of diluted loss per share for the three and six months ended March 31, 2009 and 2008 since their effect would have been anti-dilutive:

	March 31,
	2009	2008
Options for common stock	27,311,020	18,648,270
Warrants	19,126,115	29,287,684
Convertible Debentures, if converted	9,037,280	9,800,948
	55,474,415	57,736,902

NOTE 10 – DEBT AND NOTES PAYABLE

The following table summarizes the Company’s debt structure as of March 31, 2009 and September 30, 2008:

(In Thousands)	March 31, 2009	September 30, 2008
	(unaudited)	(restated)
Senior Convertible 8% Notes due January, 2010 net of discount of $749 and $1,199	$8,288	$7,838
Total Long Term Debt	$—	$7,838

NOTE 11 – VARIABLE INTEREST ENTITY (VIE)

On October 6, 2008 the Company’s wholly owned subsidiary, DeWind Inc. entered into a joint venture development agreement with Higher Perpetual Energy to create DeWind SWI Wind Farms, LLC to jointly develop up to 620 Megawatts of wind farm properties using leases obtained by Higher Perpetual and DeWind wind turbines. The terms of the development agreement provide for an initial profit sharing of 50% for each party with management control for the party that has provided the greater amount of contributed capital into the joint venture. All contributed capital has a priority repayment to the contributing party from cash flows generated by the joint venture prior to any profit sharing payments. As of March 31, 2009, DeWind Inc. has contributed the majority of capital into entity and has management control of the joint venture.

The Company has accounted for the entity as a Variable Interest Entity and has consolidated the assets of the joint venture into the balance sheet. To date, the venture has recorded $408,000 in gross startup costs recorded to general and administrative expenses for the six months ended March 31, 2009 in the DeWind segment, of which $88,000 in costs were allocated to minority interest in consolidated subsidiary, which represents Higher Perpetual Energy’s total capital contribution to the joint venture as of December 31, 2008. The Company has funded $1,035,000 into the venture as partial payments and accrued $3,511,000 in development, which represents the unpaid balance of plant for the first 10 megawatt wind farm that was completed as of December 31, 2008.  Since that date, no further construction has been completed and no additional costs accrued as of the quarter ended March 31, 2009. A total of $4,279,000 is included on the consolidated balance sheet within fixed assets and further disclosed as wind farm construction in progress, and which reflects the initial capitalized development and work in progress paid and accrued as of March 31, 2009 as reduced by the expensed gross startup costs. See Note 6.

NOTE 12 – COMMITMENT AND CONTINGENCIES

Please refer to the Commitment and Contingencies Note on page 94 of our Form 10-K filed on December 23, 2008 as amended on Form 10-K/A filed on March 6, 2009 with the Securities and Exchange Commission for a detailed listing of our commitments and contingencies.  There were no material changes other than in the ordinary course of business and as updated in the Off Balance Sheet disclosure in Item 2 below.

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

Composite Technology Corporation and CTC Cable Corporation v. Mercury Cable & Energy, LLC, Ronald Morris, Edward Skonezny, Wang Chen, and “Doe” Defendants 1-100 (“Mercury”)

On August 15, 2008 the Company filed suit in the Superior Court of the State of California, County of Orange, Central Justice Center (Case No. 30-2008 00110633) against the Mercury parties including multiple unknown “Doe” defendants, expected to be named in discovery proceedings, claiming Breach of Contract, Unfair Competition, Fraud, Intentional Interference with Contract, and Injunctive Relief.  Several of the Mercury parties had filed a claim under the Company’s Chapter 11 bankruptcy proceedings which was settled during the bankruptcy and which provided for certain payments for sales made to China.  The settlement agreement included non-compete agreements and stipulated the need to maintain confidentiality for the Company’s technology, processes, and business practices.  The Company claims that the Mercury parties have taken actions, which violate the Settlement Agreement and the Bankruptcy Court Order, including the development of and attempting to market similar conductor products and misusing confidential information and the Company further claims that the Settlement Agreement was entered into with fraudulent intent.  The Company claims that the Mercury parties engaged in unlawful, unfair, and deceptive conduct and that these actions were performed with malice and with intent to cause injury to the Company.  The Company is asking for actual damages, punitive damages, and attorney fees.  No estimate of such damages can be made at this time and no accrual for such fees is included in the Company’s financial statements at March 31, 2009.

On December 5, 2008, Defendants filed a cross-complaint against CTC and some of the company's officers. Defendants served the cross-complaint only on the company (i.e., none of the individual cross-defendant have been served). On February 10, 2009 the Company’s motion to dismiss the cross-complaint was granted but the Court allowed for an amended cross-complaint to be filed. On February 10, 2009 the Defendants filed an amended cross-complaint with the Court which appeared to be in substance similar to the original cross-complaint. The Company has 30 days to respond to the amended cross-complaint.   Discovery began during the March 31, 2009 quarter.

On March 2, 2009, CTC Cable Corporation, a wholly owned subsidiary of the Company filed a patent infringement case against Mercury Cable & Energy, LLC in the United States District Court for the Central District of California.  The defendant answered on April 29, 2009 and discovery will begin shortly.  The Company is seeking monetary damages and seeks an injunction against the defendant from further infringement.

Insolvency of DeWind GmbH

On August 29, 2008 in Lubeck Local Court – Bankruptcy Court, Lubeck Germany, the Company’s DeWind GmbH subsidiary filed for voluntary insolvency in lieu of a required recapitalization under German law of approximately 5,000,000 Euros ($7,040,000 at September 30, 2008 exchange rates).  The DeWind GmbH subsidiary had limited operational function for the DeWind segment, functioning solely to provide services on wind turbines that remained under warranty and which warranties were entered into prior to June, 2005 and in pursuit of the FKI capital claim described above.  All wind turbines sold and installed since July, 2005 are serviced under a separate and continuing DeWind subsidiaries.  At the time of the insolvency, DeWind GmbH was saddled with contracts which were negotiated while DeWind GmbH was owned by FKI and that required DeWind GmbH to provide warranty services including “no limit” wind power generation revenue guarantees (availability penalties) often without requiring the wind farm customer to properly maintain or service the turbines.  This subsidiary had incurred losses of $11.9 million and $8.7 million for fiscal 2007 and 2008 respectively despite a significant reduction in the number of turbines under warranty.   Concurrent with the filing of the insolvency, DeWind effectively relinquished its right to pursue the capital claim to the control of the insolvency administrator.

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

For the current quarter ended March 31, 2009, we recorded fees of $125,000 and patent filing expenses of $21,262 for TMG, and fees of $62,500 and incidental expenses of $15,546 for TMA. For the six months ended March 31, 2009, we recorded fees of $250,000 and patent filing expenses of $29,265 for TMG, and fees of $125,000 and incidental expenses of $26,580 for TMA. All of these expenses were recorded to Research and Development expense.

As of March 31, 2009, the Company had outstanding balances due to TMA and TMG of $26,518 and $43,226 respectively, included in accounts payable.

ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our interim financial statements and the related notes appearing at the beginning of this report. The interim financial statements and this Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended September 30, 2008 and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on March 9, 2009.

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

OVERVIEW

CTC conducts its operations in the following two business segments: the CTC Cable division and the DeWind division. The segments have been organized on the basis of products. All of each segment’s product revenues relate to external customers.

The three and six months ended March 31, 2009 represented a period of significant shocks to the world economies and worldwide financial markets including a collapse of risk capital financing and the failure of multiple commercial and investment banking institutions.   These shocks were countered by legislation and other government economic stimulus packages and incentives including significant incentives for investment in electrical infrastructure and renewable energy in the U.S. under the American Recovery and Reinvestment Act of 2009 (ARRA). The combination of these factors has been seen in the press through significantly lowered economic forecasts and expectations in the short term with expectations of economic recovery after these incentive measures are implemented.  The turmoil of these external forces has caused negative impacts on both businesses of Composite Technology Corporation in the short term but has improved the long-term outlook for both businesses, each of which is well positioned to take advantage of the economic stimulus incentives of ARRA and similar initiatives elsewhere in the world.

The CTC Cable business saw delays in several anticipated sales wins in new markets, while it recovered from the negative impact of delays in sales orders caused by a slowdown in China due to the Beijing Olympics in previous quarters.   These delays affected revenues for the September, 2008 and December, 2008 quarters resulting in deliveries of only 562 km of ACCC™ products in the December 2008 quarter. We saw a resurgence of orders from China at the end of the December 2008 quarter, which resulted in the shipment of 1,153 kilometers of ACCC™ products including shipment to a new customer in the U.S.

A more significant impact is occurring in the DeWind business segment through product order delays and most importantly through a significant restriction in available financing necessary to order and purchase wind turbines for wind farm projects.  In addition, the delay until October of the extension of a key renewable tax credit for wind turbines, suspended ordering and financing of turbines at almost the time when the severity of the credit crisis was becoming known.  Further, the decrease in the price of fossil fuels from their historical peaks in July, 2009 to prices approximately 30% of the peak, has created a perception that there is less willingness to pay the higher price for renewable energy.  These factors combine to make the business environment for wind turbines very difficult.  While none of our existing customers have cancelled their orders, one customer with two orders totaling 60 DeWind turbines has defaulted on key progress payments as a result of losing their wind farm financings and other customers that were expected to purchase turbines have delayed their purchase decisions.  DeWind is continuing to work with these customers to help them re-establish project funding.  Finally, and to date, our expected contingency plan to finance our own wind farms for internal development projects has not come to fruition due to the difficult investment marketplace.

As the Company realized during the December, 2008 quarter that the financing environment for wind turbines had changed significantly as compared to the environment only one quarter earlier, management began to develop plans to ensure the maximum preservation of value for both businesses.  Central among these plans was to invest to continue the viability and growth of the CTC Cable business, while realizing that the DeWind business would need to seek a strategic investor or partner, so that it could weather the storm until the economic environment for the wind business improves. During the quarter and the six months ended March 31, 2009, we continued to focus on cost reduction initiatives that were begun in the September quarter.  Operating expenses for the quarter ended March 31, 2009 were $10.2 million and included $1.7 million of depreciation and amortization and $1.9 million in stock-based compensation charges.  Excluding those non-cash charges, operating expenses were $6.6 million for the quarter ended March 31, 2009.  For the quarter ended December 31, 2008 operating expenses were $9.5 million including $0.3 million in depreciation and amortization charges and $1.6 million in stock-based compensation charges.  Excluding the non-cash charges, the December 31, 2008 quarterly operating expenses were $7.6 million. We intend to continue to focus on cost reductions for both business segments.  Second, during the March quarter we successfully negotiated  an acceleration for royalty payments for older DeWind technology.  Royalty payments of 3 million Euros ($3,992,000 at March 31, 2009 exchange rates) were received in April and May, 2009.  Third, we continued to execute on our DeWind capital strategy.  In December, 2008 the Company engaged the services of RBS Securities to identify qualified companies interested in a partnership to better leverage and monetize the leading edge technology of DeWind which will allow DeWind to take advantage of the expected demand in the wind renewables market over the next few years. RBS Securities identified and contacted a significant list of interested parties and negotiations and diligence discussions with these parties are underway.

In January, 2009 the Company continued on its strategy to wind up non-operating and non-performing  subsidiaries related to certain European based DeWind subsidiaries by filing for and receiving approval for insolvency for its wholly owned DeWind Holdings Ltd. subsidiary.  DeWind Holdings was the 100% owner of Dewind GmbH which was placed into insolvency in September, 2008.  DeWind Holdings served as the holding company for DeWind GmbH.

Economic Stimulus Initiatives:

The February, 2009 American Recovery and Reinvestment Act of 2009 (ARRA) had over $61 billion designated for Energy related projects including:
●	$11 billion funding for an electric smart grid
●	$6.3 billion for state and local governments to make investments in energy efficiency
●	$6 billion for renewable energy and electric transmission technologies loan guarantees
●	$4.5 billion for the Office of Electricity and Energy Reliability to modernize the nation's electrical grid and smart grid.
●	$3.25 billion for the Western Area Power Administration for power transmission system upgrades
●	$3.25 billion for the Bonneville Power Authority for power transmission system upgrades
●	$2.5 billion for energy efficiency research
●	$3.2 billion toward Energy Efficiency and Conservation Block Grants

CTC Cable has been working diligently with various Federal and State agencies and power companies to include its ACCC™ products in the planning stages for projects set to receive stimulus spending.

The ARRA also had significant incentives for wind power.  In addition to the loan guarantees listed above, the ARRA extended the production tax credit, formerly set to expire at the end of 2009, to expire at the end of 2012.  Further, to address the loss of a substantial wind farm finance source called a “tax equity” partner, as a result of the global economic crisis, wind farm developers can now opt to take the production tax credit as an investment tax credit (ITC) with a further possible option to take the ITC as a grant, representing 30% of the physical plant of a wind farm.  While the net revenue impact to the Federal government is negligible since the total tax credit is essentially the same, an acceleration of the ITC as a grant serves as a significant acceleration to a wind project cash flow, resulting in a material improvement in the rate of return due to acceleration of plant cost return.

Consolidated Revenues, Gross Margins, and EBITDAS

On a consolidated basis, revenues from continuing operations for the three months ended March 31 decreased by $5.1 million or 24.1% from $21.2 million in 2008 to $16.1 million in 2009. The decrease was due to a $4.3 million decrease in CTC Cable sales and a decrease of $0.7 million of turbine product sales and a $0.1 million decrease in turbine service related sales. Revenues from continuing operations for the six months ending March 31, 2009 decreased by $12.3 million or 31.6% from $38.8 million in 2008 to $26.5 million in 2009. The decrease was due to a $10.9 million decrease in CTC Cable sales, a decrease of $0.8 million of turbine product sales and a decrease of $0.5 million of turbine service sales.

The March 2009 quarter decrease for CTC Cable was due primarily to a change in product mix as prior year deliveries in the March 2008 quarter were primarily higher sales price ACCC™ conductor, while current quarter sales were lower priced ACCC™ core. Deliveries in the current quarter consisted of 1,153 km of ACCC™ product (90 km of ACCC™ conductor and 1,063 km of ACCC™ core) compared to prior year of 846 km of ACCC™ product (334 km ACCC™ conductor and 512 km of ACCC™ core). The March 2009 quarter decrease for turbine product is the net effect of a reduction to $7.2 million of turbine deliveries recorded into revenue, offset by an increase in license fee revenues of $6.4 million for the March 2009 quarter. The decrease in turbine service related sales is due to reductions of amortized prepaid turbine maintenance and a reduction of turbine service revenues from the European installation base.

Consolidated gross margins decreased by $3.4 million from $3.4 million or 16.0% of revenues for the three months ended March 31, 2008 to $2,000 for the three months ended March 31, 2009. The margin decrease is due to reduced CTC Cable margins of $0.6 million primarily due to lower revenue levels, and a $2.8 million decrease in DeWind margins due to the combined effect of a $6.4 million inventory mark to market reserve charge, offset by increased high margin license fee revenue recorded from the royalty fee settlement.

 The Company has provided non-GAAP measures such as EBITDAS at the segment and consolidated level in the following management discussion and analysis. The Company uses the non-GAAP information internally as one of several measures used to evaluate its operating performance and believes these non-GAAP measures are useful to and have been requested by, investors as they provide additional insight into the underlying operating results viewed in conjunction with GAAP operating results.  For the non-GAAP EBITDAS measure, a significant portion of non-cash expenses is excluded, primarily for amortization of acquired DeWind related intangibles that occur ratably over time and stock based compensation charges that are valued based on the share price and volatility at the date of grant and then expensed as earned, typically upon vesting of service over time.  Management believes that an alternate view of operating results that exclude DeWind amortization and stock based charges is useful in evaluating current period operations.  The material limitation of non-GAAP EBITDAS compared with Net Income is that significant non-cash expenses are excluded.  Management compensates for such limitation by utilizing EBITDAS only for particular purposes and that it evaluates EBITDAS in the context of other metrics such as Net Income when evaluating the Company’s performance and financial condition. Non-GAAP measures are not stated in accordance with, should not be considered in isolation from, and are not a substitute for, GAAP measures. A reconciliation of GAAP to non-GAAP results has been provided in the relevant financial tables below.

The following table is a reconciliation of the Company’s “non-GAAP” EBITDAS discussed above for the three and six months ended March 31, 2009 and 2008.

(Unaudited, In Thousands)	Three months ended March 31,
Consolidated	2009	2008
Net loss from continuing operations	$(10,644)	$(8,414)

Interest, taxes, depreciation, amortization and stock-based compensation (ITDAS):
Interest	489	609
Taxes	(13)	3
Depreciation and amortization	1,982	577
Stock-based compensation	1,919	662
Total ITDAS	$4,377	$1,851

“Non-GAAP” EBITDAS	$(6,267)	$(6,563)

(Unaudited, In Thousands)	Six months ended March 31,
Consolidated	2009	2008
Net loss from continuing operations	$(18,977)	$(13,263)

Interest, taxes, depreciation, amortization and stock-based compensation (ITDAS):
Interest	948	1,505
Taxes	(4)	10
Depreciation and amortization	2,586	1,443
Stock-based compensation	3,472	878
Total ITDAS	$7,002	$3,836

“Non-GAAP” EBITDAS	$(11,975)	$(9,427)

EBITDAS loss decreased by $0.3 million for the current quarter and increased by $2.6 million for the current six months as compared to the same periods in prior year primarily due to the net effect of reduced margins related to lower cable revenues and mark to market inventory reserves, offset by reduced operating expenses.

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

RECENT DEVELOPMENTS

The revenues of the DeWind segment for the quarter ended March 31, 2009 consisted primarily of one D8.2 turbine sold in the US and license fees and royalty revenues associated with the acceleration of D6 licenses for one of DeWind’s Chinese license partners of $6.1 million. DeWind also delivered 10 D8 units and three D6 turbines during the six months ended March 31, 2009. While delivered to the customer site, the 10 D8 units valued at approximately $19 million remained deferred at the end of March as were the three delivered D6 turbines booked and shipped during the six months ended March 31, 2009 but awaiting commissioning. As of March 31, 2009, the total backlog of DeWind was $300 million, of which $265 million represents orders where financing is uncertain or pending.

The DeWind segment entered fiscal 2009 with caution and optimism. The credit market downturn, which began in September was not fully known early in the quarter. Between August, 2008 and early October, 2008 DeWind had received orders for 50 D9 turbines for a wind farm in Canada worth approximately $150 million, had received an initial down payment for the first 10 turbines of this order and had signed a development agreement to jointly develop 620 Megawatts of wind farms in Texas with a total potential cost of approximately $1.5 billion. Based on these developments, DeWind continued to commit resources towards the completion of the D9 turbine as well as begin construction of the first 10 megawatts of the wind farms in Texas. By November, 2008 after the Canadian order financing was withheld from the developer, who then defaulted on scheduled payments, and it became apparent that financing for wind farms had been significantly reduced, DeWind quickly decided that additional strategies needed to be pursued.

In December, 2008 management realized that additional funding would be necessary to complete the development initiatives and to maintain a viable supply chain for the D8.2 and D9 turbine products. DeWind has since engaged an international investment banking firm to entertain alternative options including financing of the 620 Megawatt wind farms and obtaining strategic investors into DeWind. At present, the investment banking firm has introduced the Company to various potential investors or partners with sufficient financial backing. The Company is in discussions and negotiation with multiple parties for both options. Since December, DeWind has significantly restricted its cash payments by reducing operating expenses, reducing or temporarily halting development initiatives, and limiting payments to suppliers, in particular for advance payments on future deliveries of parts in an effort to conserve cash until either the financing market allows for turbine financing or an investor is found for the wind farms or as an investment into DeWind.

The Company has provided non-GAAP measures such as EBITDAS at the segment and consolidated level in the following management discussion and analysis. The Company uses the non-GAAP information internally as one of several measures used to evaluate its operating performance and believes these non-GAAP measures are useful to and have been requested by, investors as they provide additional insight into the underlying operating results viewed in conjunction with GAAP operating results.  For the non-GAAP EBITDAS measure, a significant portion of non-cash expenses is excluded, primarily for amortization of acquired DeWind related intangibles that occur ratably over time and stock based compensation charges that are valued based on the share price and volatility at the date of grant and then expensed as earned, typically upon vesting of service over time.  Management believes that an alternate view of operating results that exclude DeWind amortization and stock based charges is useful in evaluating current period operations.  The material limitation of non-GAAP EBITDAS compared with Net Income is that significant non-cash expenses are excluded.  Management compensates for such limitation by utilizing EBITDAS only for particular purposes and that it evaluates EBITDAS in the context of other metrics such as Net Income when evaluating the Company’s performance and financial condition. Non-GAAP measures are not stated in accordance with, should not be considered in isolation from, and are not a substitute for, GAAP measures. A reconciliation of GAAP to non-GAAP results has been provided in the relevant financial tables below.

The following table is a reconciliation of DeWind only “non-GAAP” EBITDAS discussed above for the three and six months ended March 31, 2009 and 2008.

(Unaudited, In Thousands)	Three months ended March 31,
DeWind Segment Only	2009	2008
Net loss from continuing operations	$(6,815)	$(6,549)

Interest, taxes, depreciation, amortization and stock-based compensation (ITDAS):
Interest	38	94
Taxes	(13)	2
Depreciation and amortization	1,757	372
Stock-based compensation	248	12
Total ITDAS	$2,030	$480

“Non-GAAP” EBITDAS	$(4,785)	$(6,069)

(Unaudited, In Thousands)	Six months ended March 31,
DeWind Segment Only	2009	2008
Net loss from continuing operations	$(10,944)	$(11,412)

Interest, taxes, depreciation, amortization and stock-based compensation (ITDAS):
Interest	50	177
Taxes	(7)	9
Depreciation and amortization	2,121	1,032
Stock-based compensation	672	25
Total ITDAS	$2,836	$1,243

“Non-GAAP” EBITDAS	$(8,108)	$(10,169)

EBITDAS loss decreased by $1.3 million for the current quarter and $2.1 million for the current six months as compared to the same periods in prior year primarily due to increased margins from license fee revenues, decreases in research and development costs, offset by increased inventory reserve charges.

CTC Cable Division
Located in Irvine, California with sales operations in Irvine, California, Shanghai, China, Europe, the Middle East, and Brazil, the CTC Cable Division produces and sells ACCC™ conductor products and related ACCC™ hardware products. ACCC™ conductor production is a two step process. The Irvine operations produce the high strength, light weight, composite ACCC™ core, which is then shipped to one of four conductor stranding licensees in Canada, Belgium, China, or Bahrain where the core is stranded with conductive aluminum to become ACCC™ conductor. ACCC™ conductor and core are sold in Canada and the U.S. directly by CTC Cable to utilities.  ACCC™ conductor and core are sold elsewhere in the world directly to utilities as well as through license and distribution agreements with Lamifil in Belgium, Jiangsu New Far East in China, and Midal in Bahrain. ACCC™ conductor has been sold commercially since 2005 and is currently marketed worldwide to electrical utilities, transmission companies and transmission design and engineering firms.

RECENT DEVELOPMENTS

The CTC Cable business saw continued expansion into new markets and greater traction on our new efficiency message in our U.S. market but CTC Cable also saw delays in several anticipated sales wins in new markets and was still negatively impacted from the delay in sales orders in previous quarters caused by a slowdown in China due to the Beijing Olympics. These delays affected revenues for the September, 2008 and December, 2008 quarters resulting in deliveries of only 562 km of ACCC™ products in the December 2008 quarter. Order levels improved during the March, 2009 quarter and CTC Cable shipped 1,153 km of ACCC™ products during the March quarter. Production during the quarter increased to its highest level to date, in excess of 1,500 km.

The Cable division’s focus during the quarter and six months ending March 31, 2009 was sales, marketing, and operations with a goal to position CTC Cable for rapid revenue growth. Our goals include the expansion of our customer base outside of the Chinese market by penetrating other markets including the U.S. Our sales pipeline continues to improve and we currently are working on nearly $400 million of sales opportunities, most of which are outside of China. We are also optimistic that the proposed infrastructure and grid efficiency directives included in the ARRA stimulus package will result in an increased focus by utilities in the U.S. to acknowledge the efficiency benefits of our ACCC™ products.

To this extent, the order to Sierra Pacific Power Company, an electric utility servicing portions of Nevada, is our largest order to a U.S. customer to date and is important since the decision to purchase ACCC™ conductor by this customer was primarily due to the cost savings associated with using ACCC™ including the improved efficiency of ACCC™ conductor over existing transmission conductor products. Prior U.S. sales were demonstration lines for the reduced sag or high temperature applications of ACCC™ conductor. We believe this win is significant because it represents a significant change in the perception of the use of ACCC™ conductor with U.S. utilities away from a “niche” product chosen when there was no other alternative available to a product that could be rolled out to replace a substantial amount of the transmission conductor within a given utility’s grid under management. We are hopeful that this is the first of many such efficiency related wins for U.S. utility sales opportunities.

Within our China market, we reached an important milestone by obtaining approval to have ACCC™ conductor installed in a 500kV installation on a 1,500 km installation and we are working with our distributor and the local grid to develop a trial line at 1,000kV. The significance for this approval is that a substantial portion of the electrical transmission infrastructure spending in China is at 500kV or higher, including much of the projected Chinese stimulus bill spending.

Outside of China, our international efforts continue to expand.  We have certified the stranding capabilities for Midal for one size of conductor and we will review several additional sizes prior to certification.  We expect that the certification will allow for closing near term sales which were delayed and pending the certification. We are also in the process of certifying two stranding sources in Indonesia, which is expected by the end of 2009.  Progress also continues in identifying local stranding sources in South and Latin America.

The sales and marketing initiatives begun in the latter half of fiscal 2008 were continued with multiple areas of the sales and marketing infrastructure completed.  These initiatives focused on developing a sales organization necessary to penetrate and support order solicitations, bid tenders, and to evangelize the efficiency message of the ACCC™ conductor product line.  CTC Cable filled out complete coverage of the U.S. and Canadian markets through its consortium of 16 sales agent representatives.  The sales organization also completed new sales collateral and sales tools to help automate bid and information requests including a new CTC Cable website which is in beta testing currently and expected to be fully implemented in May, 2009.

The focus of our cable operations during the six-month period ending March 31, 2009 has been to increase production to manage the large influx of orders from our new markets as well as produce ACCC™ core for deliveries under our China agreement. During the quarter we installed and began operating new machines in our new production floor. We now have fourteen pultrusion machines in operation with each of the new production machines able to produce up to 3.5 km per day per machine and with order demand we would easily expect to have eighteen machines in operation with a projected annual capacity in excess of 18,000 km per year, sufficient capacity to provide in excess of $100 million in ACCC™ core revenue per year.

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

The Company has provided non-GAAP measures such as EBITDAS at the segment and consolidated level in the following management discussion and analysis. The Company uses the non-GAAP information internally as one of several measures used to evaluate its operating performance and believes these non-GAAP measures are useful to and have been requested by, investors as they provide additional insight into the underlying operating results viewed in conjunction with GAAP operating results.  For the non-GAAP EBITDAS measure, a significant portion of non-cash expenses is excluded, primarily for amortization of acquired DeWind related intangibles that occur ratably over time and stock based compensation charges that are valued based on the share price and volatility at the date of grant and then expensed as earned, typically upon vesting of service over time.  Management believes that an alternate view of operating results that exclude DeWind amortization and stock based charges is useful in evaluating current period operations.  The material limitation of non-GAAP EBITDAS compared with Net Income is that significant non-cash expenses are excluded.  Management compensates for such limitation by utilizing EBITDAS only for particular purposes and that it evaluates EBITDAS in the context of other metrics such as Net Income when evaluating the Company’s performance and financial condition. Non-GAAP measures are not stated in accordance with, should not be considered in isolation from, and are not a substitute for, GAAP measures. A reconciliation of GAAP to non-GAAP results has been provided in the relevant financial tables below.

The following table is a reconciliation of CTC Cable only “non-GAAP” EBITDAS discussed above for the three and six months ended March 31, 2009 and 2008.

(Unaudited) (In Thousands)	Three months ended March 31,
Cable Segment Only	2009	2008
Net income/(loss) from continuing operations	$(737)	$132

Interest, taxes, depreciation, amortization and stock-based compensation (ITDAS):
Interest	1	—
Taxes	—	—
Depreciation and amortization	224	205
Stock-based compensation	595	408
Total ITDAS	$820	$613

“Non-GAAP” EBITDAS	$83	$745

(Unaudited) (In Thousands)	Six months ended March 31,
Cable Segment Only	2009	2008
Net income/(loss) from continuing operations	$(2,249)	$2,305

Interest, taxes, depreciation, amortization and stock-based compensation (ITDAS):
Interest	--	--
Taxes	--	--
Depreciation and amortization	465	411
Stock-based compensation	1,028	553
Total ITDAS	$1,493	$964

“Non-GAAP” EBITDAS	$(756)	$3,269

EBITDAS decreased from $0.7 million in the current quarter and $4.0 million in the current six months as compared to the same periods in prior year due primarily to the lower revenues out of China, along with corresponding margin reduction.

RESULTS OF OPERATIONS

Revenues, Cost of Revenues, and Gross Margins:

During the quarter ended March 31, 2009, the geographical allocation of consolidated revenues was:

China/Asia	79.3%
Europe	1.4%
North America	19.3%

During the quarter, three customers in China represented 79.2% of revenues (two customers from our DeWind segment and one customer from our Cable segment at 47.0% and 32.2%, respectively) and two customers in North America represented 19.1% of revenues (one customer from our Cable segment at 6.8% and one customer from our DeWind segment at 12.4%). No other customer represented greater than 5% of consolidated revenues.

Our revenues and gross margin analysis are listed in the table below.

	Three Months Ended March 31,
(In Thousands)	2009			2008
(unaudited)	Cable Segment	Wind Segment	Total	Cable Segment	Wind Segment	Total
Product Sales –Cable	$6,202	$—	$6,202	$10,492	$—	$10,492
Product Sales – Turbines	—	9,552	9,552	—	10,234	10,234
Other Turbine Related Revenue	—	321	321	—	440	440
Total Revenues	$6,202	$9,873	$16,075	$10,492	$10,674	$21,166

Cost of Sales - Cable	$4,050	$—	$4,050	$7,786	$—	$7,786
Cost of Sales – Turbines	—	11,000	11,000	—	9,579	9,579
Cost of Sales – Turbine Service	—	1,023	1,023	—	410	410
Total Cost of Sales	$4,050	$12,023	$16,073	$7,786	$9,989	$17,775

Gross Margin - Cable	$2,152	$—	$2,152	$2,706	$—	$2,706
Gross Margin % - Cable	34.7%	—	34.7%	25.8%	—	25.8%
Gross Margin – Turbines	—	(1,448)	(1,448)	—	655	655
Gross Margin % - Turbines	—	-15.2%	-15.2%	—	6.4%	6.4%
Gross Margin – Turbine Service	—	(702)	(702)	—	30	30
Gross Margin % - Turbine Service	—	-218.7%	-218.7%	—	6.8%	6.8%
Total Gross Margin	$2,152	$(2,150)	$2	$2,706	$685	$3,391
Total Gross Margin %	34.7%	-21.8%	0.0%	25.8%	6.4%	16.0%

	Six Months Ended March 31,
(In Thousands)	2009			2008
(unaudited)	Cable Segment	Wind Segment	Total	Cable Segment	Wind Segment	Total
Product Sales –Cable	$10,562	$—	$10,562	$21,486	$—	$21,486
Product Sales – Turbines	—	15,500	15,500	—	16,311	16,311
Other Turbine Related Revenue	—	431	431	—	955	955
Total Revenues	$10,562	$15,931	$26,493	$21,486	$17,266	$38,752

Cost of Sales - Cable	$7,132	$—	$7,132	$14,607	$—	$14,607
Cost of Sales – Turbines	—	16,000	16,000	—	15,664	15,664
Cost of Sales – Turbine Service	—	1,835	1,835	—	1,050	1,050
Total Cost of Sales	$7,132	$17,835	$24,967	$14,607	$16,714	$31,321

Gross Margin - Cable	$3,430	$—	$3,430	$6,879	$—	$6,879
Gross Margin % - Cable	32.5%	—	32.5%	32.0%	—	32.0%
Gross Margin – Turbines	—	(500)	(500)	—	647	647
Gross Margin % - Turbines	—	-3.2%	-3.2%	—	4.0%	4.0%
Gross Margin – Turbine Service	—	(1,404)	(1,404)	—	(95)	(95)
Gross Margin % - Turbine Service	—	-326.1%	-326.1%	—	-9.9%	-9.9%
Total Gross Margin	$3,430	$(1,904)	$1,526	$6,879	$552	$7,431
Total Gross Margin %	32.5%	-12.0%	5.8%	32.0%	3.2%	19.2%

CABLE REVENUES. Product revenues for the quarter ended March 31, 2009 of $6.2  million consisted of 1,153 kilometers of ACCC™ core, ACCC™ conductor, and related ACCC™ hardware products sold primarily to Jiangsu New Far East Cable Company in China (over 1,062 km), and a new U.S. customer in Reno, Nevada, Sierra Pacific (over 90 km).  Cable revenues decreased $10.9 million or 51% for the six months ended March 31, 2009, compared to the same period in prior year. While there was an increase of over 307 km of ACCC™ products sold in the March 2009 quarter compared to the March 2008 quarter, the decrease in revenue for the current quarter was due to a change in product mix, since product deliveries in 2008 were primarily higher sales price ACCC™ conductor sold to a customer in Poland, Zircon Poland, while 2009 sales were primarily lower priced ACCC™ core to China.

Cost of Sales and resultant Gross Margin on cable revenues for the three and six months ended March 31, 2009 represent materials, labor, freight, and allocated overhead costs to produce ACCC™ conductor, ACCC™  core, and related hardware.  Cable gross margin decreased by $3.4 million or 50% for the six months ended March 31, 2009. Margin percentages for the current quarter increased to 34.7%, compared to the same period in prior year of 25.8% that included lower margin ACCC™ conductor sales to a customer in Poland, Zircon Poland. The current quarter gross margin increase is due to combination of lower sales of ACCC™ products and a much lower utilization of ACCC™ core production related labor overhead as in prior quarters per revenue dollar.

TURBINE REVENUES. Turbine revenues for the quarter ended March 31, 2009 of $9.6 million consisted of the sales of parts, license fees ($7.2 million), one D8.2 turbine sold to a U.S. customer in Minnetonka, Minnesota, Hilltop Power ($2.0 million).  The March, 2008 quarter included revenues for one D8.2 turbine and one D6 turbine.

Cost of sales for the quarter ended March 31, 2009 increased $1.4 million to $11.0 million and are reflective of the cost for the parts, one D8.2 turbine sold, $1.7 million in additional loss provisions for contracts in progress, and $6.4 million in additional inventory reserves recorded as a result of a lower of cost or market analysis.  The March 2008 quarter included the costs for the one D8.2 and one D6 turbine.

TURBINE SERVICE REVENUES. Turbine service revenues for the quarter ended March 31, 2009 of $0.3 million consisted of amortized deferred service and maintenance revenues and service billings related to turbines that were not transferred to the now discontinued E Services entity, typically for turbines recently ending their warranty periods. Turbine service revenues for the quarter ended March 31, 2008 of $0.4 million represents primarily amortization of deferred maintenance revenues for those turbines remaining under warranty which were not transferred to E Service. The decrease in revenues is due to decreased service billings for customers rolling off their warranty period who purchased maintenance services subsequent to their warranty termination.

Cost of revenues for turbine service represents the labor, parts, supplies, and overhead related to the servicing of turbines and the net effect of changes in our turbine availability and warranty provisions. Cost of revenues for the quarter ending March 31, 2009 increased by $0.6 million due to higher charges related to warranty and availability provisions, primarily from a full service packet option exercise on a contract for seven D8 turbines installed in Europe.

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

Consolidated operating expenses decreased $1.1 million or 9.8% from $11.3 million in the quarter ended March 31, 2008 to $10.2 million in the current quarter but increased $0.4 million or 2.0% from $19.2 million in the six months ended March 31, 2008 to $19.6 million in the current six month period. The current quarter decrease of $1.1 million is due to stock compensation increases of $1.3 million, a $4.1 million decrease from prior year research and development expenses related to development of our D8.2 60 hertz US prototype, our D8.2 cold weather package, and D9 blade, a $1.4 million increase in depreciation and amortization, and a $0.3 million increase in additional Corporate expenses.

On a standalone basis, for quarter ending March 31, 2009, Corporate expenses increased $1.1 million or 78.4% compared to the same period in prior year, from $1.5 million to $2.6 million including an increase of $0.8 million in stock compensation charges, $0.1 million in non-recurring legal related expenses, and $0.2 million in various other general and administrative expenses.

For the quarter ended March 31, 2009, CTC Cable expenses increased by $0.2 million or 9.1% compared to the same period in prior year, due to $0.2 million higher stock compensation charges, $0.3 million in cash basis sales and marketing expenses resulting from an increase in our sales and marketing department, a $0.1 million increase in legal fees, offset by $0.4 million in research and development cost reductions.

For the quarter ended March 31, 2009, DeWind expenses decreased by $2.5 million or 35.0% compared to the same period in prior year, due primarily to a $3.9 million decrease from prior year research and development expenses, $3.7 million of which relate to prior year development costs of our D8.2 60 hertz US prototype, our D8.2 cold weather package, and D9 blade; and offset by an increase in intangible amortization of $1.4 million.

The following table provides a comparative analysis of operating expenses.

	Three Months Ended March 31,
(In Thousands)	2009				2008
(unaudited)	Corporate	Cable	DeWind	Total	Corporate	Cable	DeWind	Total
Officer Compensation	$1,013	$—	$—	$1,013	$351	$—	$—	$351
General and Administrative	1,628	602	1,423	3,653	1,129	458	1,443	3,030
Research and Development	—	737	1,281	2,018	—	1,148	5,148	6,296
Sales and Marketing	—	1,458	342	1,800	—	957	355	1,312
Depreciation and Amortization	—	92	1,593	1,685	—	87	193	280
Total Operating Expenses	$2,641	$2,889	$4,639	$10,169	$1,480	$2,650	$7,139	$11,269

	Six Months Ended March 31,
(In Thousands)	2009				2008
(unaudited)	Corporate	Cable	DeWind	Total	Corporate	Cable	DeWind	Total
Officer Compensation	$1,756	$—	$—	$1,756	$605	$—	$—	$605
General and Administrative	3,127	1,340	3,209	7,676	2,222	861	2,912	5,995
Research and Development	—	1,411	3,221	4,632	—	1,959	7,495	9,454
Sales and Marketing	—	2,747	881	3,628	—	1,668	699	2,367
Depreciation and Amortization	—	181	1,773	1,954	—	160	673	833
Total Operating Expenses	$4,883	$5,679	$9,084	$19,646	$2,827	$4,648	$11,779	$19,254

OFFICER COMPENSATION. Officer compensation represents CTC corporate expenses and consists primarily of salaries, consulting fees, and the stock-based compensation for options issued to officers of the Company. Officer compensation increased $0.7 million or 188.6% in the current quarter from $0.3 million for the quarter ended March 31, 2008, and increased $1.1 or 192.5% in the current six months from $0.6 million for the six months ended March 31, 2008.  The increase for the three and six months is due to increased stock-compensation as compared to prior year.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consisted primarily of salaries and employee benefits for administrative personnel, facilities costs, stock listing fees, insurance expenses, legal, professional and consulting expenses, and expenses related to reserves for uncollectible receivables. G&A expense increased $0.6 million or 20.6% in the current quarter from $3.0 million for the quarter ended March 31, 2008, and increased $1.7 million or 28.0% in the current six months from $6.0 million for the six months ended March 31, 2008. The increase in G&A expenses for the quarter is due to a $0.2 million increase in stock compensation, $0.3 million in additional corporate costs, and a net increase of $0.1 million for the Cable and DeWind segments.  The increase in G&A expenses for the six months is due primarily to a $0.4 million increase in stock compensation, $0.6 million in additional corporate costs primarily from increased professional and public relations fees, $0.5 million increase in Cable G&A expenses due to litigation costs,  and $0.2 million in additional DeWind G&A expenses.

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

Research and development expenses decreased $4.3 million or 67.9% in the current quarter from $6.3 million for the quarter ended March 31, 2008 and decreased $4.8 million or 51.0% in the current six months from $9.4 million for the six months ended ended March 31, 2008. The current quarter decrease is due primarily to lower US prototype costs, blade development and cold weather package costs of $4.0 million compared to prior year, and lower Cable research and development costs of $0.4 million due primarily to reduced material testing and corresponding outside professional service costs.  The six month decrease is due to primarily to the same reasons above, with an additional six month reduction of $0.5 million over the current quarter.

SALES AND MARKETING EXPENSE. Sales and marketing expense consisted primarily of salaries and commissions for sales and marketing personnel, expenses for consultants, equipment, travel, and printed marketing literature and sales materials. Sales and Marketing expenses increased $0.5 million or 37.2% in the current quarter from $1.3 million in the quarter ended March 31, 2008, and increased  $1.3 million or 53.3% in the current six months from $2.4 million in the six months ended March 31, 2008. The current quarter increase of $0.5 million included $0.3 million increase in stock compensation charges and $0.3 million due to increases in Cable sales and marketing expenses caused by additional US and International headcount related expenses and expenses related to increased marketing efforts for our website enhancement and sales collateral changes, offset by a decrease in DeWind sales and marketing expenses of $0.1 million.  The six month increase of $1.3 million included $0.8 million increase in stock compensation charges and $0.8 million due to increases in Cable sales and marketing expenses due to additional US and International headcount related expenses and expenses related to increased marketing efforts for our website enhancement and sales collateral changes, offset by a decrease in DeWind sales and marketing expenses of $0.2 million.

DEPRECIATION & AMORTIZATION EXPENSE. Depreciation expense consisted of depreciation on capitalized equipment, leasehold improvements, and other capital assets and amortization of acquired intangibles. The depreciation and amortization expense increased by $1.4 million or 500.9% for the current quarter from $0.3 million for the quarter ended March 31, 2008 and increased by $1.1 million or 134.6% for the current six months from $0.8 million for the six months ended March 31, 2008.  The increase for the quarter and six months was due primarily to amortization of intangibles from our DeWind segment of $1.5 million related to our technology transfer agreements.

INTEREST EXPENSE. Interest expense consists of interest paid and payable on the Company's capital lease obligations, the cash interest payable on Company’s Debentures and Notes and the amortization of the Convertible Note discount recorded for the value of the warrants and conversion features issued in conjunction with the Convertible Notes. Total interest expense decreased slightly by $0.1 million or 19.7% in the current quarter from $0.6 million in the quarter ended March 31, 2008 and decreased $0.5 million or 37.0% in the current six months from $1.5 million in the six months ended March 31, 2008. The decrease in the current quarter and six months is primarily due to lower interest on lower debt balances of the remaining $9.0 million in principal on our February, 2007 Convertible Notes and a reduction to zero of interest on capital lease obligations that were repaid in May, 2008.

INCOME TAXES. We made no provision for income taxes in the three and six months ending March 31, 2009 due to net losses incurred except for minimum tax liabilities.  We have determined that due to our continuing operating losses as well as the uncertainty of the timing of profitability in future periods, we should fully reserve our deferred tax assets. As of March 31, 2009, our deferred tax assets continued to be fully reserved. We will continue to evaluate, on a quarterly basis, the positive and negative evidence affecting the realization of our deferred tax assets.

Net Loss

Our net income (losses) may be summarized as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(In Thousands) (unaudited)	2009	2008	2009	2008
Corporate	$(3,091)	$(1,996)	$(5,784)	$(4,156)

Cable	(737)	131	(2,249)	2,305

Dewind	(6,825)	(9,478)	(10,956)	(16,852)

Total	$(10,653)	$(11,343)	$(18,989)	$(18,703)

Our net loss decreased $0.7 million or 6.1% in the current quarter from $11.3 million for the quarter ended March 31, 2008, and increased $0.3 million or 1.5% in the current six months from $18.7 million for the six months ended March 31, 2008. The increase for the quarter was due primarily to $3.4 million gross margin decreases, primarily in the DeWind operations due to inventory reserves and additional provisions for contract losses, offset by operating expense decreases of $1.1 million, primarily caused by $1.3 million in increased stock compensation charges, $1.4 million in increased depreciation and amortization expense, offset by a $4.0 million decrease in research and development expense related to decreased US prototype, blade development and cold weather package costs, a $0.1 million decrease in interest expense, and a reduction of $2.9 million in losses related to discontinued operations of DeWind related businesses.  The increase for the six months was due primarily to $5.9 million gross margin decreases, primarily in the DeWind operations due to inventory reserves and additional provisions for contract losses, operating expense increases of $0.4 million, primarily caused by $2.6 million in increased stock compensation charges, $1.1 million in increased depreciation and amortization expense, offset by a $4.0 million decrease in research and development expense related to decreased US prototype, blade development and cold weather package costs, a $0.6 million decrease in interest expense, and a reduction of $5.4 million in losses related to discontinued operations of DeWind related businesses.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, our principal sources of working capital have been private debt issuances and equity financings.

For the six months ended March 31, 2009, we had a net loss from continuing operations of $19.0 million. At March 31, 2009 we had $3.5 million of cash and cash equivalents, which represented a decrease of $19.1 million from September 30, 2008. The increase was due to cash used in operations of $18.9 million, cash used in investing activities for the purchase of property, plant and equipment of $1.4 million, offset by a favorable Euro exchange rate providing $1.3 million.

Cash used in operations during the six months ended March 31, 2009 of $18.9 million was the result of operating losses, offset by depreciation, amortization, and non-cash compensation expenses and working capital requirements, most significantly related to the purchase of turbine inventory parts and payments on accounts payable related to those parts, offset by additional cash receipts for deferred revenue.

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

For our DeWind business, during the year ended September 30, 2008 and the six months ended March 31, 2009, there were substantial fluctuations in the turbine component costs driven in part by increased demand and in part due to raw materials increases that we were unable to pass through to our customers and which resulted in losses on several turbine supply contracts. These losses primarily related to fixed price contracts that were signed in 2007. Our current turbine supply contracts incorporate price escalators that allow a full or partial pass-through of additional materials price increases to our customers.

OFF BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

There are no off balance sheet arrangements. The following table summarizes our contractual obligations (including interest expense) and commitments as of March 31, 2009:

Contractual Obligations	Total	Less than 1 year	1-3 years	More than 3 Years
Debt Obligations	$8,288	$8,288	$—	$—
Operating Lease Obligations	$2,726	$1,734	$992	—
Purchase Commitments	$15,500	$15,500	$—	$—

Included in purchase commitments are approximately $3.5 million of additional accrued and unpaid commitments to a vendor to complete a sizable portion of the balance of the plant for the first 10 megawatt wind farm for the wind farm joint venture.

Not included in the table above are amounts included on our balance sheet under warranty liabilities. Our turbine warranty generally provides for payment of services for turbine related repairs as well as provides for compensation for availability penalties. Availability penalties are wind generating revenue guarantees payable in cash to wind farm operators if their turbine under warranty fails to meet minimum wind generation levels. As of March 31, 2009, we had accrued availability penalties relating to incurred and measured wind generating guarantees totaling $1,039,207 which are payable upon the resolution of the underlying claims. We currently classify all such payments as less than one year.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk relates primarily to our cash balances and the effect that changes in interest rates have on the interest earned on that portfolio. Our convertible notes and debentures bear a fixed rate of interest.

As of March 31, 2009, we did not hold any derivative financial instruments for speculative or trading purposes. The primary objective of our investment activities is the preservation of principal while maximizing investment income and minimizing risk. As of March 31, 2009, we had $3.5 million in cash, cash equivalents and short-term investments that mature in three months or less. Due to the short duration of these financial instruments, we do not expect that a change in interest rates would result in any material loss to our investment portfolio.

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

ITEM 4: CONTROLS AND PROCEDURES

Based on an evaluation under the supervision and with the participation of the Company's management, including the Chief Executive Officer, the Chief Financial Officer and the Chief Operating Officer, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined under the Securities Exchange Act of 1934, as amended (Exchange Act)) were not effective as of March 31, 2009 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

During the six months ended March 31, 2009 and through the date of this report, the Company improved the internal control structure and addressed the identified material weaknesses as follows:

•
In January, 2009 the Company appointed a third independent Director who will serve on the Audit and Compensation Committees as well as to provide a majority of independent directors on our five person Board of Directors.

•
In October, 2008, the Company completed an important phase of the upgrade to its accounting and manufacturing IT systems to more adequately track and maintain inventory and to automate manufacturing and inventory costing.

•	The Company improved its IT processes surrounding security of information and user administration and access validation procedures.

•	Additional accounting and finance personnel were added in late fiscal 2008 to address proper segregation of duties and inadequate training.

•	The Company implemented a complete and thorough project accounting review on a quarterly basis which is reviewed by senior management and the principal accounting officer.

The Company's management has identified the steps necessary to address the material weaknesses existing in 2008 described above and that remain as a March 31, 2009, as follows:

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

SingerLewak LLP, our independent registered public accounting firm, has audited management's assessment of the effectiveness of the Company's internal control over financial reporting as of September 30, 2008 as stated in their report which appears in the Annual Report on Form 10-K/A filed with Securities and Exchange Commission on March 9, 2009.

Evaluation of Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer/ and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of March 31, 2009 because of the material weaknesses identified above.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

There have been no material changes to the Legal Proceedings described in Form 10-K/A to be filed with the Securities and Exchange Commission on March 9, 2009, except as noted in Footnote 13.

ITEM 1A. RISK FACTORS

The following risk factors have changed or have been updated for recent information as compared to the Risk Factors listed in Form 10-K/A filed with the Securities and Exchange Commission on March 9, 2009. Such risk factors should be read in conjunction with the risk factors listed in such Form 10-K/A.

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
Since inception, our accountants have issued a report relating to our audited financial statements which contains a qualification with respect to our ability to continue as a going concern because, among other things, our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future or to obtain the necessary financing to meet our obligations and repay our liabilities from normal business operations when they come due. There is no guarantee that the products will be accepted or provide a marketable advantage, and therefore, no guarantee that the commercialization will ever be profitable. For the six months ended March 31, 2009, we had a net loss from continuing operations of $19.0 million and negative cash flows from operations of $18.9 million. For the fiscal year ended September 30, 2008, we had a net loss from continuing operations of $43.3 million and negative cash flows from operations of $51.4 million. For the fiscal year ended September 30, 2007, we had a net loss from continuing operations of $30.6 million and negative cash flows from operations of $22.2 million. For the fiscal year ended September 30, 2006, we had a net loss from continuing operations of $26.6 million and negative cash flows from operations of $6.5 million.

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

Over the past 24 months, the US Dollar has fluctuated against foreign currencies, notably the Euro. When the Company purchased the DeWind subsidiary in July, 2006, the Dollar to Euro exchange rate was approximately $1.29 to the Euro. As of June 30, 2008 the exchange rate was $1.58 to the Euro for a 22.5% decline in the dollar from July 3, 2006 to June 30, 2008. The Euro subsequently devalued to $1.33 as of March 31, 2009 and to $1.33 as of May 6, 2009. We currently do not hedge our foreign currency risk.  We currently purchase significantly all of our turbine components and parts from overseas suppliers, primarily in Europe and a significant percentage of our parts are payable in Euros. We have contractual commitments with certain key suppliers that call for payment denominated in the Euro. We also have contractual commitments under past warranties that call for payments in Euros and we conduct a substantial portion of our DeWind development efforts in Germany. To the extent that the Dollar to Euro exchange rates change significantly, any such change could have a material impact on the operations and financial results of the company.

THE COMPANY HAS HAD A HISTORY OF MATERIAL WEAKNESSES IN THE ACCOUNTING, FINANCIAL, AND BUSINESS CONTROL STRUCTURE AND THE ACQUISITION OF EU ENERGY/DEWIND HAS RESULTED IN ADDITIONAL SARBANES-OXLEY ISSUES AND MATERIAL WEAKNESSES IN THE CONTROL STRUCTURE.

The Company has determined that the disclosure and internal control structure of the consolidated entity has material weaknesses that will require the investment of additional resources to mitigate and resolve. EU Energy was a UK company that was not previously subject to the requirements of the Sarbanes- Oxley Act of 2002. The operations of EU Energy are material to the results of the post-acquisition combined entity and management’s initial assessment of the EU Energy control structure has identified several additional key material control weaknesses that may require the investment of additional resources. The Company may be required to hire additional employees, consult with expert advisors, invest in Informational Technology, and provide for additional Board oversight including additional independent directors, and audit committee, and an internal audit function. These remediation efforts may consume additional financial resources resulting in additional expense to the company.  These weaknesses may also lead to errors with our financial results. For instance, in February 2009, the Company concluded that errors were made in its wind turbine contract review procedures and that contract losses of $7,960,000 should have been recorded for expected costs in excess of expected proceeds for turbines that were shipped during the quarter ended December 31, 2008. Both the expected costs and the expected proceeds were determinable and estimable as of the year ended September 30, 2008, and a contract loss should have been recorded.

Risks Related To Our Securities

THE PRICE OF OUR COMMON STOCK IS VOLATILE. VOLATILITY MAY INCREASE IN THE FUTURE, WHICH COULD AFFECT OUR ABILITY TO RAISE CAPITAL IN THE FUTURE OR MAKE IT DIFFICULT FOR INVESTORS TO SELL THEIR SHARES.
The market price of our common stock may be subject to significant fluctuations in response to our operating results, announcements of new products or market expansions by us or our competitors, changes in general conditions in the economy, the financial markets, the electrical power transmission and distribution industry, or other developments and activities affecting us, our customers, or our competitors, some of which may be unrelated to our performance. The sale or attempted sale of a large amount of common stock into the market may also have a significant impact on the trading price of our common stock. During the last 12 months, the closing bid prices for our common stock have fluctuated from a high of $1.36 to a low of $0.16. Fluctuations in the trading price or liquidity of our common stock may adversely affect our ability to raise capital through future equity financings.

AS OF MAY 6, 2009, 728,000 COMMON SHARES ARE ISSUABLE UPON EXERCISE OF ALL OUTSTANDING OPTIONS, WARRANTS AND CONVERSION OF CONVERTIBLE NOTES FOR LESS THAN THE MARKET PRICE OF $0.27 PER SHARE. CASH PROCEEDS RESULTING FROM THE FULL EXERCISE AND CONVERSION OF THESE SECURITIES WOULD BE APPROXIMATELY $182,000. WHILE CURRENT MARKET PRICES ARE BELOW SUBSTANTIALLY ALL OF OUR CONVERTIBLE EQUITY SECURITIES, INCLUDING OPTIONS AND WARRANTS, A SUBSTANTIAL NUMBER OF OPTIONS WERE RECENTLY RE-PRICED TO $0.35 PER SHARE.  A PRICE INCREASE ABOVE THAT STRIKE PRICE WOULD RESULT IN APPROXIMATELY 22,000,000 OPTIONS EXERCISABLE AT $0.35 PER OPTION OF WHICH FULL EXERCISE WOULD INCREASE THE OUTSTANDING COMMON SHARES BY 9.5% TO APPROXIMATELY 309,988,000 SHARES.

The exercise price or conversion price of outstanding options, warrants and convertible notes may be less than the current market price for our common shares. In the event of the exercise of these securities, a shareholder could suffer substantial dilution of his, her or its investment in terms of the percentage ownership in us as well as the book value of the common shares held. At the May 6, 2009 market price of $0.27 per share, 728,000 shares would be exercisable or convertible for less than the market prices. Full exercise and conversion of these below market shares would result in us receiving cash proceeds of $182,000 and would increase the outstanding common shares to approximately 288,716,000 shares.  While current market prices are below substantially all of our convertible equity securities, during the quarter ended March 31, 2009 most employee and contractor options were repriced to $0.35 per option.  As of March 31, 2009 approximately 22,000,000 options were vested and exercisable at $0.35 or less.  Full exercise of these options would increase the outstanding common shares by 9.5% to approximately 309,988,000 shares with proceeds of approximately $7.6 million if fully exercised for cash.

ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 - DEFAULTS ON SENIOR SECURITIES

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 - OTHER INFORMATION

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers and Directors

 On January 20, 2009, the Board of Directors of the Registrant elected Michael K. Lee (“Lee”) as a new member of the Board of Directors. Lee was appointed for a 1-year term subject to reelection by the Shareholders for 2 further terms of 1-year on the same terms and conditions. Lee was also appointed to the Audit Committee and the Compensation Committee with immediate effect. In remuneration for his services, Lee will receive $4,000 per month during his term as a Director. He was also granted 500,000 options to purchase shares of common stock of the Registrant at a price of $0.35 per option. These options will vest over 36 months with the first portion of 41,667 vesting 3 months after the grant date and thereafter an additional portion of 41,667 will vest at 3-monthly intervals until finally the last portion of 41,663 will vest on the 3-year anniversary of the grant.

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

Other than the director agreement described above and ancillary arrangements mentioned there under, there is no material plan, contract or arrangement (whether or not written) to which Mr. Lee is a party or in which he participates that is entered into or material amendment in connection with the triggering event or any grant or award to Mr. Lee or modification thereto, under any such plan, contract or arrangement in connection with any such event.

On January 20, 2009 the Board of Directors of the Registrant elected to modify the strike price for all employee, director, and management stock options to $0.35 per option.  On February 4, 2009 the respective directors and executive officers of the Company ratified the revised option agreements.  No changes were made to any vesting schedules for any of the Directors and Officers.

Options outstanding as of re-pricing date subject to price adjustment to $0.35 per option:

Name	Weighted Average strike price prior to re- pricing	Total Options re-priced	Vested Options re-priced	Unvested Options re-priced
Directors and Officers
Benton Wilcoxon	$1.13	4,200,000	1,333,333	2,866,667
Marvin Sepe	$1.18	2,750,000	833,333	1,916,667
Domonic Carney	$1.16	2,250,000	833,333	1,416,667
Robert Rugh	$1.45	1,250,000	166,667	1,083,333
Michael McIntosh	$1.10	2,125,000	1,047,568	1,077,432
Dean McCormick III	$1.09	681,000	428,586	252,414
John Mitola	$2.09	500,000	166,150	333,850
Total Directors & Officers	$1.20	13,756,000	4,808,970	8,947,030

ITEM 6 - EXHIBITS

EXHIBIT INDEX

Number	Description

3.1(1)	Articles of Incorporation of the Company

3.2(2)	Certificate of Amendment to Articles of Incorporation

3.2(3)	Bylaws of Composite Technology Corporation, as modified January 6, 2006

10.1(4)	Letter and Option agreement by and between Composite Technology Corporation and Michael Lee

10.2(5)	Form of 2002 Non-Qualified Stock Compensation Plan Master Option Agreement

10.3(5)	Form of 2002 Non-Qualified Stock Compensation Plan Stock Option Notice of Modification and Reissuance

10.4(5)	Form of 2008 Stock Option Plan Stock Option Grant Notice

10.5(5)	Form of 2008 Stock Option Plan Master Option Agreement

31.1(6)	Rule 13a-14(a) / 15d-14(a)(4) Certification of Chief Executive Officer

31.2(6)	Rule 13a-14(a) / 15d-14(a)(4) Certification of Chief Financial Officer

32.1(6)	Section 1350 Certification of Chief Executive Officer

32.2(6)	Section 1350 Certification of Chief Financial Officer

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

May 11, 2009