Form 10-K/A
period 2008-09-30
COMPOSITE TECHNOLOGY CORP
filed 2009-05-29
CIK 317477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K/A
(Amendment No. 3)

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

EXPLANATORY NOTE

This Amendment No. 3 to the annual report on Form 10-K of Composite Technology Corporation (the Company) for the fiscal period ended September 30, 2008 is being filed in order to further clarify management’s conclusion on the effectiveness of our internal controls as described in Item 9A.

Except for the foregoing amended information required to remedy these technical corrections and further clarify management’s opinion on the effectiveness of our internal controls described in Item 9A, this Form 10-K/A continues to describe conditions as presented in the original report on Form 10-K and Amendment Nos. 1 and 2 to the annual report on Form 10-K/A. The Form 10-K/A does not reflect events occurring after the filing of the Form 10-K, or modify or update those disclosures, including exhibits to the Form 10-K affected by subsequent events. Information not affected by the clarification on the conclusion is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-K on December 23, 2008. Accordingly, this Form 10-K/A should be read in conjunction with filings made with the SEC subsequent to the filing of the original Form 10-K, including any amendments to those filings.

This amended filing also corrects errors that had been previously corrected in Form 10-K/A Amendment 1 dated February 6, 2009, the correction of non-material disclosure errors in Note 19, page 97 as well as the correction of errors and restatement of the fiscal year ending September 30, 2008 financial statements that had been previously corrected in Form 10-K/A Amendment 2 dated March 6, 2009.

The following pages were impacted by this amended filing:

Clarification of the definition of material weakness on page 100
Confirmation of management’s assessment on ineffective internal controls on page 101

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

A material weakness is a deficiency (within the meaning of PCAOB Auditing Standard No. 5), or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

Fiscal 2008 Assessment.

During management's review of our internal control structure under Sarbanes-Oxley section 404, for the fiscal year ending September 30, 2008, as required by Item 308(a)(3) of Regulation S-K, we concluded that our internal controls over financial reporting were ineffective, and determined the following to be material weaknesses:

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

Dated: May 29, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Benton H Wilcoxon

Benton H Wilcoxon
Chief Executive Officer and
Chairman (Principal Executive Officer)

Dated: May 29, 2009

By:	/s/ Domonic J. Carney

Domonic J. Carney
Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: May 29, 2009

/s/ D. Dean McCormick III

D. Dean McCormick III
Director

Dated: May 29, 2009

/s/ Michael D. McIntosh

Michael D. McIntosh
Director

Dated: May 29, 2009

/s/ John P. Mitola

John P. Mitola
Director

Dated: May 29, 2009