Form 10-Q
period 2009-06-30
COMPOSITE TECHNOLOGY CORP
filed 2009-08-10
CIK 317477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☒ NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES  ☐ NO  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of: August 10, 2009

CLASS	NUMBER OF SHARES OUTSTANDING
Common Stock, par value $0.001 per share	287,988,370 shares

COMPOSITE TECHNOLOGY CORPORATION
Form 10-Q for the Quarter ended June 30, 2009

ITEM 1

PART 1 - FINANCIAL STATEMENTS
COMPOSITE TECHNOLOGY CORPORATION
AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PAR VALUE PER SHARE AND SHARE AMOUNTS)

	June 30, 2009	September 30, 2008
	(unaudited)	(restated)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$6,653	$22,594
Restricted Cash	—	693
Accounts Receivable, current, net of reserve of $714 and $687	6,023	11,773
Inventory, net of reserve of $16,396 and $2,196	59,519	42,088
Advanced Payments for Turbine Inventory	7,735	31,245
Prepaid Expenses and Other Current Assets	2,702	1,400

Total Current Assets	82,632	109,793

Long Term Trade Receivables	304	248
Property and Equipment, net of accumulated depreciation of $6,896 and $5,426	11,516	7,955
Goodwill	5,913	24,218
Intangible Assets, net of accumulated amortization of $4,644 and $2,924	19,829	21,549
Other Assets	696	1,289
TOTAL ASSETS	$120,890	$165,052

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable and Other Accrued Liabilities	$26,000	$32,558
Deferred Revenues and Customer Advances	38,837	33,525
Warranty Provision	1,617	1,462
Provision for Loss on Turbine Contracts	—	7,597
Notes Payable – Current, net of discount of $1,276 and $0	12,761	—
Net Liabilities for Deconsolidated Subsidiary in Liquidation	21,249	21,169

Total Current Liabilities	100,464	96,311

LONG TERM LIABILITIES
Long Term Portion of Deferred Revenues	382	727
Long-Term Portion of Warranty Provision	251	496
Notes Payable – Long-Term, net of discount of $0 and $1,199	—	7,838
TOTAL LIABILITIES	101,097	105,372

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common Stock, $.001 par value 600,000,000 shares authorized, 287,988,370 and 287,988,370 issued and outstanding	288	288
Additional Paid-in Capital	257,815	252,445
Accumulated Deficit	(239,037)	(193,123)
Accumulated Other Comprehensive Income	727	70
Total Shareholders’ Equity	19,793	59,680
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$120,890	$165,052

The accompanying notes are an integral part of these financial statements.

COMPOSITE TECHNOLOGY CORPORATION
AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008
(UNAUDITED)
AND FOR THE NINE MONTHS ENDED JUNE 30, 2009 AND 2008
(UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND SHARES OUTSTANDING)

	Three Months ended June 30, 2009	Three Months ended June 30, 2008	Nine Months ended June 30, 2009	Nine Months ended June 30, 2008

Revenue:
Product Sales	$3,887	$20,394	$29,949	$58,191
Service Revenue	106	107	537	1,062
Total Revenue	3,993	20,501	30,486	59,253

Cost of Product Sold	3,585	19,769	26,717	50,041
Cost of Service Revenue	305	185	2,140	1,234
Gross margin	103	547	1,629	7,978

OPERATING EXPENSES
Officer Compensation	771	858	2,527	1,463
General and Administrative	3,499	3,929	11,175	9,923
Research and Development	1,783	2,957	6,415	12,412
Sales and Marketing	1,993	1,393	5,622	3,760
Depreciation & Amortization	242	558	2,195	1,390
Impairment of acquired goodwill	18,305	—	18,305	—
Total operating expenses	26,593	9,695	46,239	28,948
LOSS FROM OPERATIONS	(26,490)	(9,148)	(44,610)	(20,970)

OTHER EXPENSE
Interest expense, net	(426)	(1,908)	(1,375)	(3,414)
Expense related to modification of warrants	(7)	(553)	(7)	(553)
Other income (expense)	(2)	56	(2)	132
Total other expense	(435)	(2,405)	(1,384)	(3,835)

Net Loss from Continuing Operations before Income Taxes	(26,925)	(11,553)	(45,994)	(24,805)

Minority Interest in Consolidated Subsidiary	—	—	(87)	—

Income Taxes (Benefit)	—	7	(4)	17

NET LOSS from Continuing Operations	(26,925)	(11,560)	(45,903)	(24,822)

Discontinued Operations (Note 1)
Loss from Discontinued Operations (including a net loss on sales of $0 and $0 for the three and nine months ended June 30, 2009, respectively, and net loss on sales of $366 and $1,280 for the three and nine months ended June 30, 2008, respectively)	—	1,632	12	7,073
NET LOSS	(26,925)	(13,192)	(45,915)	(31,895)

OTHER COMPREHENSIVE LOSS
Foreign Currency Translation Adjustment net of tax of $0, $0, $0 and $0	(1,566)	(2)	658	(606)
COMPREHENSIVE LOSS	$(28,491)	$(13,194)	$(45,257)	$(32,501)

BASIC AND DILUTED LOSS PER SHARE
Loss from continuing operations	$(0.09)	$(0.05)	$(0.16)	$(0.11)
Loss from discontinued operations	$(0.00)	$(0.01)	$(0.00)	$(0.03)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING	287,988,370	235,860,477	287,988,370	228,534,651

The accompanying notes are an integral part of these financial statements.

COMPOSITE TECHNOLOGY CORPORATION
AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JUNE 30, 2009 AND 2008
(IN THOUSANDS)

	For the Nine Months ended June 30, 2009	For the Nine Months ended June 30, 2008
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(45,915)	$(31,895)
Loss from discontinued operations	12	7,073
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation & amortization	3,162	2,354
Amortization of prepaid expenses paid in stock	246	211
Interest amortization related to detachable warrants and fixed conversion features	818	2,362
Expense related to fair value of vested options	4,585	2,175
Issuance of warrants for services	22	—
Compensation expense related to modification of stock warrants	7	553
Bad debt expense	14	—
Inventory reserve expense and impairment on obsolete inventory	6,559	4,723
Gain on sale of equipment	2	(86)
Impairment of acquired goodwill	18,305	—
Changes in Assets / Liabilities:
Accounts receivable	5,680	(4,603)
Inventory	(31,586)	(23,744)
Advanced payments for inventory	23,510	1,003
Prepaid expenses	(673)	711
Restricted cash	693	(200)
Other assets	(125)	(955)
Accounts payable and accrued expenses	(10,070)	15,801
Accrued warranty liability	(89)	826
Deferred revenue	4,966	(1,440)
Net Liabilities of Discontinued Operations	—	435
Cash used in operating activities	(19,877)	(24,696)

CASH FLOW FROM INVESTING ACTIVITIES
Proceeds from sale of equipment	—	110
Purchase of property and equipment	(1,516)	(3,022)
Cash used in investing activities	(1,516)	(2,912)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from exercise of warrants	—	3,721
Proceeds from issuance of common stock (net of issuing costs of $91)	—	49,909
Proceeds from senior secured debt agreements (net of fees of $295)	4,705	2,500
Proceeds from exercise of options	—	12
Repayments of notes payable and factoring arrangements	—	(2,500)
Payments on capital lease assets	—	(109)
Cash provided by financing activities	4,705	53,533
Effect of exchange rate changes on cash from continuing operations	747	(893)
Net increase/(decrease) in cash and cash equivalents from continuing operations	(15,941)	25,032

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Cash used in operating activities – discontinued operations	—	(150)
Effect of exchange rate changes on cash – discontinued operations	—	13
Net increase/(decrease) in cash and cash equivalents from discontinued operations	—	(137)
Total net increase/(decrease) in cash and cash equivalents	$(15,941)	$24,895
Cash and cash equivalents at beginning of period – continuing operations	22,594	22,389
Cash and cash equivalents at beginning of period – discontinued operations	—	268
Cash and cash equivalents at beginning of period	$22,594	$22,657
Cash and cash equivalents at end of period – continuing operations	6,653	47,421
Cash and cash equivalents at end of period – discontinued operations	—	131
Cash and cash equivalents at end of period	$6,653	$47,552

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
INTEREST PAID	$560	$958
INCOME TAX PAID	$3	$1

The accompanying notes are an integral part of these financial statements.

 Supplemental Schedule for Non Cash Financing Activities

During the first nine months of fiscal 2009, the Company issued the following:

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

In June, 2009 the Company issued 4,000,000 warrants at an exercise price of $0.25 per share in conjunction with a $5,000,000 Bridge Note financing.  The Company recorded $726,000 as debt discount for the warrants issued.  The issuance triggered anti-dilution exercise price protection between $0.01 and $0.02 per warrant for warrants issued in conjunction with the 2007 Convertible Debt and Private Equity Placement financings.  The Company recorded $7,000 to general and administrative expense and $27,000 as additional debt discount to the convertible notes as a result of the re-pricings.

COMPOSITE TECHNOLOGY CORPORATION
AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Company

Composite Technology Corporation originally incorporated in Florida and reincorporated in Nevada, is an Irvine, CA based company operating in two segments: CTC Cable (“Cable”) and DeWind (“Wind”). The Cable Segment sells high energy efficiency patented composite core conductors known as “ACCC TM conductors” for use in electric transmission and distribution lines.  ACCC conductor is commercially available in the United States and Canada, China, Europe, the Middle East, and South America through direct sales to utilities and through distribution and purchase agreements. The Wind segment sells electricity generating wind turbines under the brand name DeWind, and during the current fiscal year, the Company entered into a joint venture development agreement with Higher Perpetual Energy to create DeWind SWI Wind Farms, LLC to jointly develop up to 620 Megawatts of wind farm properties using leases obtained by Higher Perpetual and DeWind wind turbines.  See Note 11.

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

On September 1, 2008 the board of directors of DeWind GmbH filed to place that subsidiary into insolvency in Lubeck, Germany. This subsidiary primarily served the acquired turbines under warranty and had operated at a substantial loss since the July 3, 2006 acquisition of EU Energy. The directors faced a near term requirement to recapitalize this subsidiary for approximately 5 million Euros. The filing of insolvency for this subsidiary is not expected to have a material impact on the future operations of the Company’s DeWind segment.  The assets and liabilities of DeWind GmbH have been classified on the balance sheet as Net Liabilities for Deconsolidated Subsidiary in Liquidation. See Note 4.

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

Assets and Liabilities Held and Used

Subsequent to June 30, 2009, the Company determined that it was probable that a transaction comprising a substantial portion of the operating assets and liabilities of the DeWind segment would be sold.  The Company evaluated the expected transaction under the Financial Accounting Standards Board Statements of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and determined that the assets and liabilities to be sold should be reclassified as assets and liabilities held for sale subsequent to the June 30, 2009 balance sheet date.  Accordingly, the assets and liabilities are incorporated into the June 30, 2009 balance sheet and the operations for the DeWind segment are included in the three and nine months ended June 30, 2009.  The transaction is expected to close during the year ending September 30, 2009.  See Note 6 “Assets and Liabilities Held and Used.”

REVENUE RECOGNITION

Revenues are recognized based on guidance provided in the Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 104 Revenue Recognition in Financial Statements, as amended (SAB 104).   Accordingly, our general revenue recognition policy is to recognize revenue when there is persuasive evidence of an arrangement, the sales price is fixed or determinable, collection of the related receivable is reasonably assured, and delivery has occurred or services have been rendered.

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

In addition to the above general revenue recognition principles prescribed by SAB 104, our specific revenue recognition policies for each revenue source:

PRODUCT REVENUES. Product revenues are recognized when product shipment has been made and title has passed to the end user customer. Product revenues consist primarily of revenue from the sale of: (i) stranded composite core and related hardware to utilities either sold directly by the Company or through a distribution agreement, ii) composite core and related hardware sold to a cable stranding entity, or iii) turbines, turbine parts, or license rights sold to wind farm operators, utilities, and technology licensees. Revenues are deferred for product contracts where the Company is required to perform installation services, until after the installation is complete. Our distribution agreements are structured so that our revenue cycle is complete upon shipment and title transfer of products to the distributor with no right of return.

CTC Cable sales for the three and nine months ended June 30, 2009 and 2008 consisted of stranded ACCC conductor and ACCC hardware sold to end user utilities, sales of ACCC conductor sold to our Chinese distributor, and sales of ACCC conductor core and ACCC hardware to two of our stranding manufacturers. All ACCC related product sales were recognized upon delivery of product and transfer of title. There is no right of return for sales of ACCC conductor or ACCC core to our Chinese distributor.  For ACCC conductor product sales made directly by us and not through a manufacturer or distributor, we offer a product replacement warranty of two years with an optional purchase of up to seven years. We allocate a portion of sales proceeds to the estimated fair value of the cost to provide such a warranty. To date, most of our ACCC related product sales have been without warranty coverage.

DeWind Turbine related sales for the three and nine months ended June 30, 2009 and 2008 consisted of a completed and installed wind turbine unit, turbine parts, and license fees. For DeWind turbine revenues, for turbine sales, we recognized revenues for completed and installed wind turbine units upon the commissioning, or operational viability of each wind turbine unit. We recognized revenues on turbine parts sales upon delivery to the customer and title transfer. We recognized revenues on the license fees upon collection of the license fees and reporting by the licensee of units sold under each license agreement.

For turbine sales, our contracted sales typically include the turbine and warranty services for up to two years after turbine installation and we offer extended warranties for an additional fee. All other turbines sold carried a two year warranty. Our turbine sales are documented by turbine supply agreements that specify the contracted value of the turbine, the warranty service period, and the timing of cash payments by our customers. Our operational history and the value of extended warranties sold allow us to provide sufficient vendor specific objective evidence (VSOE) to value the warranty included with a wind turbine, generally $25,000 per rated megawatt of power per year representing expected warranty and availability related liabilities during the warranty period. We recognize as revenue the contracted turbine value reduced by the value of the warranty portion when the revenue cycle is completed as described above. Progress payments and customer deposits are recorded as deferred revenues until the revenue cycle is completed. Costs incurred and turbine materials purchased during the production of turbines in completion of the revenue cycle are capitalized into inventory. Operating expenses, including indirect costs and administrative expenses, are charged as incurred to periodic income and not allocated to contract costs. The value of the warranty portion determined by the VSOE is deferred and recognized ratably over the life of the warranty service period. For multiple element contracts where there is no VSOE or third-party evidence that would allow the allocation of an arrangement fee amongst various pieces of a multi-element contract, fees received in advance of services provided would be recorded as deferred revenues until additional operational experience or other vendor specific objective evidence becomes available, or until the contract is completed.

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

During the prior quarter ended March 31, 2009 the Company’s DeWind segment entered into a settlement agreement with one of its licensees.  In exchange for 3,000,000 Euros ($3,992,000 at March 31, 2009 exchange rates), which was received in April and May, 2009 and forgiveness of all past and present claims, the licensee received a perpetual royalty free non-exclusive paid up license to produce 1.25 Megawatt D6 turbines in China.

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

We use the following terms, all of which are accounted for as warranty related liabilities:

(1)
Warranty provisions represent the estimated costs to perform expected future repairs of wind turbines, which are covered under a warranty. We estimate warranty provisions based on the historical cost to provide the services under warranty including monitoring, repairs, parts, and insurance and based on the age of the turbine under warranty. We also include as warranty provisions the estimated losses on “full service” contracts where we provide full service in exchange for a revenue share of the wind power produced. For the three months ended June 30, 2009, our estimated warranty costs averaged approximately $1,200 per turbine per month under warranty and as of June 30, 2009 we had approximately 190 turbine – months remaining under warranty. We amortize the estimated warranties ratably over the remaining warranty period against the actual expenses incurred and we amortize the projected loss provisions against the expected future periods of full service losses.

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

(3)
Availability penalties represent a combination of i) the calculated revenue guarantees under the turbine supply agreement and ii) the estimate of future payments for revenue guarantees. Actual penalties are calculated under the terms of each individual contract and represent the guaranteed value of the wind power generated under the term of the contract. If the turbine delivers less than the rated power determined under the contract, subject to minimum wind conditions, DeWind is obligated under some contracts to reimburse the wind turbine purchaser for the shortfall subject to contract or turbine maximums, as applicable. Actual availability penalties are recorded as current liabilities although such penalties are often disputed as to the amounts due and then subsequently mediated or negotiated and which often results in payments made in excess of one year. Estimated penalties are determined by past availability histories and management estimates of the required revenue reimbursement on a per turbine basis and calculated using the expected availability rate multiplied by the number of months remaining under warranty. Estimated availability penalties are amortized against actual availability penalties incurred ratably over the remaining warranty period. As of June 30, 2009, we have estimated availability penalties accrued of approximately $2,800 per turbine per month remaining under warranty. For warranty periods in excess of one year, the estimated availability penalty is recorded as a long term liability.

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

Total unaudited contract provisions as of June 30, 2009 were $9,295,000, all of which were included in inventory reserves. Total restated contract provisions as of September 30, 2008 were $9,371,000 of which $1,774,000 were included in inventory reserves and $7,597,000 were included in Provision for Loss on Turbine Contracts.

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

Our key estimates we use that rely upon management judgment include:

-
The estimates pertaining to the likelihood of our accounts receivable collectability. These estimates primarily rely upon past payment history by customer and management judgment on the likelihood of future payments based on the current business condition of each customer and the general business environment.

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

Except as noted in this document, the methodology and assumptions used for the estimates pertaining to the activity during the three and nine months ended June 30, 2009 are consistent with those used for the estimates included in our Form 10-K/A for the year ended September 30, 2008 filed on March 9, 2009.

Reclassifications

Certain balances were reclassified to conform with current period presentation.

DERIVATIVE FINANCIAL INSTRUMENTS

The Company issues financial instruments in the form of stock options, stock warrants, and debt conversion features as part of its convertible debt issuances. The Company has not issued any derivative instruments for hedging purposes since inception. The Company uses the guidance of and has adopted the disclosure requirements of the Financial Accounting Standards Board (FASB) Statements of Financial Accounting Standards (SFAS) No. 133 Accounting for Derivative Instruments and Hedging Activities and the FASB Emerging Issues Task Force (EITF) Issue No. 00-19 Accounting for Derivative Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. Freestanding derivative contracts where settlement is required by physical share settlement or in net share settlement; or where the Company has a choice of share or net cash settlement are accounted for as equity. Contracts where settlement is in cash or where the counterparty may choose cash settlement are accounted for as a liability. The Company has accounted for all derivative instruments indexed to the Company’s stock as equity.

The values of the financial instruments are estimated using the Black-Scholes-Merton (Black-Scholes) option-pricing model. Key assumptions used during the nine months ended June 30, 2009 and 2008 to value options and warrants granted or re-priced are as follows:

	Nine Months Ended
	June 30,
	2009	2008
Risk Free Rate of Return	0.50-2.54%	1.79-4.29%
Volatility	75-96%	66-88%
Dividend yield	0%	0%
Expected life	0-5 yrs	0-4 yrs

Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123R Share-Based Payments (SFAS 123R) to require that compensation cost relating to share-based payment arrangements be recognized in the financial statements. As of October 1, 2005, we adopted SFAS 123R using the modified prospective method, which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options was determined using the Black-Scholes valuation model, which is consistent with our valuation techniques previously utilized for stock options in footnote disclosures required under SFAS No. 123, as amended by SFAS No. 148. Such fair value is recognized as expense over the service period, net of estimated forfeitures. The adoption of SFAS 123R resulted in no cumulative change in accounting as of the date of adoption.

On September 27, 2001, the FASB issued EITF Issue 96-18 Accounting for Equity Instruments That are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, which requires that equity instruments issued in exchange for services be valued at the more accurate of the fair value of the services provided or the fair value of the equity instruments issued. For equity instruments issued that are subject to a required service period the expense associated with the equity instruments is recorded as the instruments vest or the services are provided. The Company has granted options and warrants to non-employees and recorded the fair value of these equity instruments on the date of issuance using the Black-Scholes valuation model. The Company has granted stock to non-employees for services and values the stock at the more reliable of the market value on the date of issuance or the value of the services provided. For grants subject to vesting or service requirements, expenses are deferred and recognized over the more appropriate of the vesting period, or as services are provided.

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment.  In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for “plain vanilla” share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

Convertible Debt

Convertible debt is accounted for under the guidelines established by APB Opinion No. 14 Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants (APB14) under the direction of Emerging Issues Task Force (EITF) 98-5 Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (EITF 98-5), EITF 00-27 Application of Issue No 98-5 to Certain Convertible Instruments (EITF 0027) and EITF 05-8 Income Tax Consequences of Issuing Convertible Debt with Beneficial Conversion Features.  The Company records a beneficial conversion feature (BCF) related to the issuance of convertible debt that have conversion features at fixed or adjustable rates that are in-the-money when issued and records the fair value of warrants issued with those instruments. The BCF for the convertible instruments is recognized and measured by allocating a portion of the proceeds to warrants and as a reduction to the carrying amount of the convertible instrument equal to the intrinsic value of the conversion features, both of which are credited to paid-in-capital. The Company calculates the fair value of warrants issued with the convertible instruments using the Black-Scholes valuation method, using the same assumptions used for valuing employee options for purposes of SFAS 123R, except that the contractual life of the warrant is used. The Company evaluated the variable conversion features and determined that they should be accounted for as equity and accounted for under EITF 98-5 and EITF 00-27. Under the guidelines of EITF 98-5 and EITF 00-27, the Company first allocates the value of the proceeds received to the convertible instrument and any other detachable instruments (such as detachable warrants) on a relative fair value basis and then determine the amount of any beneficial conversion feature based on effective conversion price to measure the intrinsic value, if any, of the embedded conversion option. Using the effective yield method, the allocated fair value is recorded as a debt discount or premium and is amortized over the expected term of the convertible debt to interest expense. For a conversion price change of a convertible debt issue, the additional intrinsic value of the debt conversion feature, calculated as the number of additional shares issuable due to a conversion price change multiplied by the previous conversion price, is recorded as additional debt discount and amortized over the remaining life of the debt.

In December 2006, the FASB issued FASB Staff Position (FSP) EITF 00-19-2 Accounting for Registration Payment Arrangements (FSP 00-19-2). FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5 Accounting for Contingencies (SFAS 5). As of January 1, 2007, the Company adopted FSP 00-19-2 and evaluated the effective provisions, which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with SFAS 5, pursuant to which a contingent obligation must be accrued only if it is more likely than not to occur. In management’s estimation, the contingent payments related to the registration payment arrangement are not likely to occur, and thus no amount need be accrued. Accordingly, the adoption did not have an effect on our consolidated financial statements as of the date of adoption.

Recent Pronouncements

Statement No. 141R, “Business Combinations”
In December 2007, the FASB issued SFAS No. 141R, Business Combinations (SFAS 141R). SFAS 141R requires most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at “full fair value.” SFAS 141R applies to all business combinations, including combinations among mutual entities and combinations by contract alone. Under Statement 141R, all business combinations will be accounted for by applying the acquisition method. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently evaluating the impact that SFAS 141R will have on our consolidated financial statements.

FSP FAS 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”
In April 2009, the FASB issued FSP FAS 141R-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (FSP FAS 141R-1). FSP FAS 141R-1 applies to all assets acquired and liabilities assumed in a business combination that arise from certain contingencies as defined in this FSP and requires (i) an acquirer to recognize at fair value, at the acquisition date, an asset acquired or liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period otherwise the asset or liability should be recognized at the acquisition date if certain defined criteria are met; (ii) contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be recognized initially at fair value; (iii) subsequent measurements of assets and liabilities arising from contingencies be based on a systematic and rational method depending on their nature and contingent consideration arrangements be measured subsequently in accordance with the provisions of SFAS 141(R); and (iv) disclosures of the amounts and measurement basis of such assets and liabilities and the nature of the contingencies. FSP FAS 141R-1 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently evaluating the impact that FSP FAS 141R-1 will have on our consolidated financial statements.

FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets.”
In April 2008, the FASB issued FSP FAS 142-3, Determining the Useful Life of Intangible Assets (FSP FAS 142-3).  FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. This change is intended to improve the consistency between the useful life of a recognized intangible assets under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R and other GAAP.  FSP 142-3 is effective for the financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible recognized as of, and subsequent to, the effective date.  We are currently evaluating the impact that FSP FAS 142-3 will have on our consolidated financial statements.

Statement No. 160, “Non-controlling Interests in Consolidated Financial Statements”
In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements (SFAS 160). SFAS 160 requires the ownership interests in subsidiaries held by parties other than the parent to be treated as a separate component of equity and be clearly identified, labeled, and presented in the consolidated financial statements. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years. Earlier adoption is prohibited. We are currently evaluating the impact that SFAS 160 will have on our consolidated financial statements.

Statement No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140”
In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140 (SFAS 166). SFAS 166 amends various provisions of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125, by removing the concept of a qualifying special-purpose entity and removes the exception from applying FIN 46R to variable interest entities that are qualifying special-purpose entities; limits the circumstances in which a transferor derecognizes a portion or component of a financial asset; defines a participating interest; requires a transferor to recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer accounted for as a sale; and requires enhanced disclosure; among others. SFAS 166 becomes effective for the Company on October 1, 2010, earlier application is prohibited. We are currently evaluating the potential impact of SFAS 166 on the consolidated financial statements.

Statement No. 167, “Amendments to FASB Interpretation No. 46(R)”
In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS 167). SFAS 167 amends FASB Interpretation No. 46R, Consolidation of Variable Interest Entities—an interpretation of ARB No. 51(FIN 46(R) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity (VIE); to require ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE; to eliminate the quantitative approach previously required for determining the primary beneficiary of a VIE; to add an additional reconsideration event for determining whether an entity is a VIE when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance; and to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a VIE. SFAS 167 becomes effective for the Company on October 1, 2010, earlier application is prohibited. We are currently evaluating the potential impact of SFAS 167 on the consolidated financial statements.

Statement No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”
In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (SFAS 168). SFAS 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes the FASB Accounting Standards CodificationTM (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. The issuance of SFAS 168 and the Codification does not change GAAP. SFAS 168 becomes effective for the Company for the fiscal year ending September 30, 2009. We have determined that the adoption of SFAS 168 will not have an impact on our consolidated financial statements.

EITF Issue 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock”
In June 2008, the FASB ratified EITF 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (EITF 07-5).  Paragraph 11(a) of SFAS No. 133 Accounting for Derivatives and Hedging Activities, specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument.  EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS No. 133 paragraph 11(a) scope exception.  EITF 07-5 is effective for the first annual reporting period beginning after December 15, 2008, and early adoption is prohibited.  We are currently evaluating the impact that EITF 07-5 will have on our consolidated financial statements.

Significant new accounting policies adopted or implemented during the nine months ended June 30, 2009

In December 2008, the FASB issued FSP FAS 140-4 and FASB Interpretation No. 46R-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities. This FSP amends SFAS No. 140, Accounting for Transfers of Servicing Financial Assets and Extinguishments of Liabilities to require public entities to provide additional disclosures about transfers of financial assets.  It also amends FIN 46, Consolidation of Variable Interest Entities (VIE’s) as revised to require public enterprises to provide additional disclosures about their involvement with VIE’s.  The FSP was effective for the Company’s quarter ended December 31, 2008.  We are required to consolidate our DeWind joint venture, accordingly such financial results are included in our consolidated financial statements under accounting standards applicable to VIE’s, and the required disclosures regarding our involvement with the joint venture are included in Note 11 to the financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157), which defines the fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.   The Company adopted the applicable provisions of SFAS 157 as of October 1, 2008.  Except for added disclosure, the adoption of SFAS 157 had no impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115 (SFAS 159), which permits entities to choose to measure many financial instruments and certain other items at fair value.  The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007; this Statement should not be applied retrospectively to fiscal years beginning prior to the effective date, except as permitted in paragraph 30 for early adoption. The Company adopted the provisions of SFAS 159 as of October 1, 2008.  The adoption of SFAS 159 had no impact on our consolidated financial statements.

In March, 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS 161). SFAS 161 amends and expands the disclosure requirements of SFAS No. 133 by providing additional disclosure on the use of derivative instruments including qualitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company adopted the provisions of SFAS 161 as of January 1, 2009.  The adoption of SFAS 161 had no impact on our consolidated financial statements as we do not have derivative financial instruments.

On June 30, 2009, the Company adopted SFAS No. 165, Subsequent Events (SFAS 165). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  Disclosures must include the effective date of management’s evaluation of subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. The adoption of SFAS 165 had no impact on the consolidated financial statements as management already followed a similar approach prior to the adoption of this standard (see Note 15).

In April 2009, the FASB issued the following three FSP’s intended to provide additional application guidance and enhance disclosures regarding fair value measures and impairments of securities:

•	FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments;
•	FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments; and
•	FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly

These FSP’s are effective for interim and annual reporting periods ending after June 15, 2009.  The adoption of these FSP’s did not have a material impact on our consolidated financial statements or disclosures, except as noted below in relation to FSP FAS 107-1 and APB 28-1.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP 107-1), which amends SFAS No. 107, Fair Value Disclosures about Financial Instruments (SFAS No. 107) to require disclosure about fair value of financial instruments, including those not recognized on the statement of financial position at fair value, for interim reporting periods as well as in annual financial statements. The FSP is effective for interim and annual reporting periods ending after June 15, 2009. The Company's financial instruments include cash and cash equivalents and accounts payable - trade, accounts receivable, notes and convertible notes. The carrying amounts for these financial instruments approximate fair value due to their short maturities.

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

Commercial orders: To date, since inception for our Cable products and since the acquisition of DeWind, we have received orders including revenues recognized and unfilled orders for approximately $75 million in ACCC conductor products and $253 million of Wind turbines. We will require a significant increase in customer orders at sufficient profit margin levels to cover our expenses and generate sufficient cash from operations.

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

We believe our cash position, as of June 30, 2009, of $6.7 million and expected cash flows from revenue orders may not be sufficient to fund operations for the next four calendar quarters for both of our business segments. The Company is in the process of selling significantly all of the DeWind business segment assets and liabilities for cash.  If the proposed transaction closes as scheduled, the transaction will provide a significant amount of cash during the fiscal year ended September 30, 2009, which would then provide sufficient capital to meet the Company’s capital requirements and to fund the operations of the remaining portions of the Company for the next year.

Should this transaction not close and a replacement buyer not appear, we anticipate that additional cash is needed to fund operations beyond September, 2009, absent a large cash deposit for a future order and to the extent required the Company intends to continue the practice of issuing stock, debt or other financial instruments for cash or for payment of services until our cash flows from the sales of our primary products is sufficient to provide cash from operations or if we believe such a financing event would be a sound business strategy.

NOTE 3 – RESTATEMENT

The financial statements included herein have been restated to correct an error in accounting for turbine supply contract losses for costs incurred during the prior quarter ended March 31, 2009, but which were committed during the quarter ended September 30, 2008 and for which sufficient information was available for management to make an estimate of the contract losses for the quarter and year ended September 30, 2008.

During the first fiscal quarter ended December 31, 2008, the Company’s DeWind segment delivered 10 unit D8.2 megawatt wind turbines under two supply contracts for the same customer in South America with an original value of $19,100,000 for the supply of turbine nacelles, hubs, and blades. The contracts were negotiated and signed in June 2007 at a time when turbine component costs were substantially lower than during the quarter ended September 30, 2008. During the quarter ended September 30, 2008 the Company agreed to a supply delay penalty of $955,000, which reduced the value of the contract to $18,145,000. Also during the quarter ended September 30, 2008, the Company revised purchase commitments to vendors to supply the wind turbine nacelle components at a higher price than were previously estimated. The revised commitments when added to the other estimated costs to complete resulted in an estimated cost to fulfill the contract of $25,742,000. The difference of $7,597,000 represents the estimated loss on the turbine supply contract. An additional $363,000 of contract losses under a separate contract was also understated for a total accrual of $7,960,000 ($7,597,000 recorded as Provision for Loss on Turbine Contracts, and $363,000 recorded as reserve against inventory purchased and recorded as of September 30, 2008). The Company is recording this estimated loss into the quarter and year ended September 30, 2008 to restate the financial statements to correct the error.

The effect to the Balance Sheet and Statement of Operations for the three months and year ended September 30, 2008 was:

	As Originally	Restatement
(In Thousands except share and per share amounts)	Reported	Adjustment	As Restated
Balance Sheet
Inventory, net	$42,451	$(363)	$42,088

Provision for Loss on Turbine Contracts	$—	$7,597	$7,597

Accumulated Deficit	$(185,163)	$(7,960)	$(193,123)

Total Liabilities and Shareholders’ Equity	$165,440	$(363)	$165,077

Statement of Operations:
Cost of Product Sold	$62,184	$7,960	$70,144

Net Loss	$(45,553)	$(7,960)	$(53,513)

Basic and Diluted Loss per Share	$(0.19)	$(0.03)	$(0.22)

Weighted-Average Common Shares Outstanding	243,369,110	243,369,110	243,369,110

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

DeWind GmbH:

On September 1, 2008 the board of directors of DeWind GmbH filed to place that subsidiary into insolvency in Lubeck, Germany.   The assets and liabilities of DeWind GmbH have been classified on the balance sheet as Net Liabilities for Deconsolidated Subsidiary in Liquidation.  The asset and liabilities comprising this balance consisted of:

(In Thousands)	June 30, 2009	September 30, 2008
	(unaudited)	(restated)
ASSETS
Cash and Cash Equivalents	$493	$491
Accounts Receivable, net	6,987	6,961
Prepaid Expenses and Other Current Assets	550	548
Property and Equipment, net	10	10
TOTAL ASSETS	$8,040	$8,010

LIABILITIES
Accounts Payable and Other Accrued Liabilities	$14,079	$14,026
Deferred Revenues and Customer Advances	1,890	1,883
Warranty Provision	11,288	11,246
Total Liabilities	$27,257	$27,155

Net Liabilities for Deconsolidated Subsidiary in Liquidation	$19,217	$19,145

There has been no significant change to the Net Liabilities for Deconsolidated Subsidiaries in Liquidation, as it relates to DeWind GmbH, during the nine months ended June 30, 2009. The remaining assets and liabilities of DeWind GmbH are under the control of the court-appointed receiver in Germany. In December, 2008 a receiver status update was provided that did not result in any changes or impacts to either the assets or liabilities of DeWind GmbH. The next status update is expected in September, 2009.

The net income from operations of DeWind GmbH through the date of insolvency has been classified on the statement of operations and comprehensive loss as loss from discontinued operations. Summarized results of discontinued operations are as follows:

(In Thousands)	Three months ended		Nine months ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Service Revenues	$—	$366	$—	$1,280
Cost of Service Revenues	—	1,725	—	5,428
Operating Expenses	—	192	—	1,315
Other (Income) Expense	—	47	—	(178)
Tax (Expense) Benefit	—	—	—	4
Loss from discontinued operations	$—	$1,598	$—	$5,281

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

The Company determined that the arrangement was within the scope of FASB Interpretation 46R Consolidation of Variable Interest Entities (revised December 2003)-an interpretation of ARB No. 51 (FIN 46R) as a Variable Interest Entity (VIE). During the fiscal quarter beginning October 1, 2006, the Company accounted for the arrangement as a VIE under the provisions of FIN 46R. This required the Company to consolidate the balances and operations of E Service with the balances and operations of the remainder of the Company.

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

The net income from operations of E Services has been classified on the statement of operations and comprehensive loss as loss from discontinued operations. Summarized results of discontinued operations are as follows:

(In Thousands)	Three months ended		Nine months ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Loss from unconsolidated subsidiary accounted for under the equity method	$—	$—	$—	$57
Impairment of long term assets	—	—	—	1,421
Loss from discontinued operations	$—	$—	$—	$1,478

DeWind Holdings Ltd.:

On January 9, 2009 the Company placed DeWind Holdings Ltd. into insolvency. As of June 30, 2009, DeWind Holdings owned the share capital of the now insolvent DeWind GmbH and had other assets and liabilities consisting of $25,000 of other current assets and $2,056,000 of accounts payable and other accrued liabilities consolidated into the Company’s balance sheet. There were no revenues for DeWind Holdings Ltd., and expenses totaled only $0 and $12,000 during the three and nine months ended June 30, 2009, respectively. During the three and nine months ended June 30, 2008, DeWind Holdings recorded $34,000 and $315,000, respectively, which was primarily comprised of $281,000 of General and Administrative expenses related to receivable reserves.

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

As of June 30, 2009, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis, including its cash and cash equivalents. The fair value of these assets and liabilities was determined using the following inputs in accordance with SFAS 157 at June 30, 2009:

	Fair Value Measurement as of June 30, 2009
(In Thousands)	Total	Level 1	Level 2	Level 3
Description	$	$	$	$
Cash and cash equivalents (1)	$6,653	$6,653	$—	$—

(1)	Included in cash and cash equivalents on the accompanying consolidated balance sheet.

NOTE 6 – BALANCE SHEET DETAILS

Accounts Receivable

Accounts Receivable consisted of the following at June 30, 2009 and September 30, 2008:

(In Thousands)	June 30, 2009	September 30, 2008
	(unaudited)	(restated)
Turbine products and service receivables	$3,994	$6,480
Unbilled receivables	17	1,744
Cable products receivables	3,030	4,484
Gross Receivables	$7,041	$12,708
Reserves	(714)	(687)
Net receivables	$6,327	$12,021
Portion relating to greater than one year, net of reserves of $588 and $0	304	248
	$6,023	$11,773

The asset unbilled receivables (noted in above table) represents revenue that is recognizable due to the performance of services for which billings have not been generated as of the balance sheet date. In general, amounts become billable pursuant to contractual milestones or in accordance with predetermined billing schedules.

Inventories and Advanced Payments for Turbine Inventory

Inventories and advanced payments for turbine inventory consisted of the following at June 30, 2009 and September 30, 2008:

(In Thousands)	June 30, 2009	September 30, 2008
	(unaudited)	(restated)
Raw Materials and Turbine Parts	$31,136	$36,704
Work in Progress	40,721	4,457
Finished Goods	4,058	3,123
Gross Inventory	$75,915	$44,284
Reserves	(16,396)	(2,196)
Net Inventory	$59,519	$42,088

Advanced Payments for Turbine Inventory	$7,735	$31,245

Advanced payments for turbine inventory represents payments made to suppliers in advance for inventory not yet received as of the balance sheet date.

Property and Equipment

Property and equipment consisted of the following:

(In Thousands)	Estimated Useful Lives	June 30, 2009	September 30, 2008
		(unaudited)	(restated)
Office furniture and equipment	3-10 yrs	$1,876	$1,584
Production equipment	3-10 yrs	8,170	6,390
Wind turbines in production	3-10 yrs	3,308	3,296
Wind farm construction in progress	3-10 yrs	4,279	—
Automobiles	3-5 yrs	36	36
Leasehold improvements	7 yrs	743	2,075
Total Property and Equipment		$18,412	$13,381
Accumulated depreciation		(6,896)	(5,426)
Property and Equipmnet, net		$11,516	$7,955

Wind farm construction in progress represents prepaid wind farm construction costs related to wind farm infrastructure costs incurred towards the development of a wind farm under development by DeWind SWI Wind Farms, LLC. DeWind SWI Wind Farms, LLC is a controlled joint venture of DeWind Inc., a wholly owned subsidiary of the Company.  The joint venture development agreement terms provided for an initial profit sharing of 50% for each party with management control for the party that has provided the greater amount of contributed capital into the joint venture.  All contributed capital has a priority repayment to the contributing party from cash flows generated by the joint venture prior to any profit sharing payments. As of June 30, 2009, DeWind Inc. has contributed the majority of capital into entity and has management control of the joint venture.  Accordingly, the joint venture is accounted for as a Variable Interest Entity (see Note 11).

Assets and Liabilities Held and Used

Subsequent to June 30, 2009, the Company determined that it was probable that a transaction comprising a substantial portion of the operating assets and liabilities of the DeWind segment would be sold.  The Company evaluated the expected transaction under SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144) and determined that the assets and liabilities to be sold should be reclassified as assets and liabilities held for sale subsequent to the June 30, 2009 balance sheet date.  Accordingly, the assets and liabilities are incorporated into the June 30, 2009 balance sheet and the operations for the DeWind segment are included in the three and nine months ended June 30, 2009.  In connection with the expected sale we have evaluated the related goodwill and intangible asset fair values and determined certain goodwill was impaired as of the period ended June 30, 2009.  See “Goodwill and Intangible Assets” below for discussion of the impairment loss.  The transaction is expected to close during the year ending September 30, 2009.

In accordance with SFAS 144, a long-lived asset (and other assets and associated liabilities, collectively referred to as a “disposal group”) to be sold shall be classified as held for sale in the period in which all of the following criteria are met:

a. Management, having the authority to approve the action, commits to a plan to sell the asset (disposal group).

b. The asset (disposal group) is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets (disposal groups).

c. An active program to locate a buyer and other actions required to complete the plan to sell the asset (disposal group) have been initiated.

d. The sale of the asset (disposal group) is probable, and transfer of the asset (disposal group) is expected to qualify for recognition as a completed sale, within one year, except as permitted.

e. The asset (disposal group) is being actively marketed for sale at a price that is reasonable in relation to its current fair value.

f. Actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.  If at any time the criteria in this paragraph are no longer met (except as permitted), a long-lived asset (disposal group) classified as held for sale shall be reclassified as held and used, as directed in SFAS 144.

If the criteria above are met after the balance sheet date but before issuance of the financial statements, a long-lived asset shall continue to be classified as held and used in those financial statements when issued. The applicable information required by SFAS 144 shall be disclosed in the notes to the financial statements. If the asset (or asset group) is tested for recoverability (on a held-and-used basis) as of the balance sheet date, the estimates of future cash flows used in that test shall consider the likelihood of possible outcomes that existed at the balance sheet date, including the assessment of the likelihood of the future sale of the asset. That assessment made as of the balance sheet date shall not be revised for a decision to sell the asset after the balance sheet date. An impairment loss, if any, to be recognized shall be measured as the amount by which the carrying amount of the asset (or asset group) exceeds its fair value at the balance sheet date.

Management has determined that all conditions above have been met after the balance sheet date, but before the issuance of our financial statements, and thus the DeWind net assets included in the expected transaction should be classified as assets and liabilities held and used as of the period ended June 30, 2009.

The following is a summary of the net assets held and used, in connection with the probable sale discussed above, and which are included within the related corresponding amounts on the consolidated balance sheet at June 30, 2009:

(In Thousands)	June 30, 2009
(unaudited)
ASSETS
Accounts Receivable, net	$824
Inventory, net	46,714
Advanced Payments for Turbine Inventory	5,716
Prepaid Expenses and Other Current Assets	566
Property and Equipment, net	8,095
Intangible Assets, net	18,601
Other Assets	94
TOTAL ASSETS	$80,610

LIABILITIES
Accounts Payable and Other Accrued Liabilities	$14,189
Deferred Revenues and Customer Advances	25,347
Warranty Provision	183
Total Liabilities	$39,719

Net Assets Held and Used	$40,891

In accordance with SFAS 144, upon a sale transaction, the related DeWind results of operations will be presented as a Loss from Discontinued Operations, and the assets and liabilities will be separately classified as relating to discontinued operations beginning in period of such sale transaction, expected in the Annual Report on Form 10-K for the year ended September 30, 2009.

Goodwill and Intangible Assets

The Company adopted SFAS No. 142 Goodwill and Other Intangible Assets (SFAS 142) effective January 1, 2002.  In accordance with SFAS 142, the Company does not amortize goodwill. The Company’s remaining goodwill of $5,914,000 at June 30, 2009 is related to the acquisition of EU Energy on July 3, 2006 and is currently attributable entirely to the DeWind segment. In accordance with SFAS 142, the Company evaluates goodwill impairment annually at year-end and between annual tests if situations arise that may require re-evaluation.  In connection with the assets and liabilities held and used discussed in “Assets and Liabilities Held and Used” above, which is entirely related to our DeWind segment, we determined that as of June 30, 2009, a re-evaluation of goodwill impairment was required.  Accordingly, under the guidance of SFAS 142 and SFAS 144 (in connection with the assets and liabilities held and used for a significant portion of the DeWind segment), we recorded a goodwill impairment charge of $18,305,000 during the three and nine months ended June 30, 2009, which represents the amount of goodwill in excess of the implied fair value of net assets expected to be sold.

The following table reconciles the current year changes made to goodwill for the nine months ended June 30, 2009:

June 30, 2009
(In Thousands)	(unaudited)
Balance as of September 30, 2008	$24,218
Impairment of goodwill in connection with assets and liabilities held and used	(18,305)
Total	$5,913

As of June 30, 2009, the Company had the following amounts related to other intangible assets, all related to the acquisition of EU Energy on July 3, 2006 and therefore the Turbine segment:

(In Thousands)	Gross Carrying Amount	Accumulated Amortization			Net Carrying Amount
	September 30,	Sept 30,		June 30,	June 30,
	2008	2008	Amortized	2009	2009
	(restated)	(restated)	(unaudited)	(unaudited)	(unaudited)
Supply Agreements	$12,347	$(165)	$—	$(165)	$12,182
Tech Transfer Agreements	3,131	(467)	(1,436)	(1,903)	1,228
Tradename	7,553	(850)	(284)	(1,134)	6,419
Service Contracts	1,442	(1,442)	—	(1,442)	—
Intangible Assets	$24,473	$(2,924)	$(1,720)	$(4,644)	$19,829

Aggregate amortization expense associated with continuing operations of the intangible assets with determinable lives was $1,720,000 and $915,000 for the nine months ended June 30, 2009 and 2008, respectively.

The supply agreements are related to supplier agreements related to our DeWind D8.2 model. We will record amortization on this agreement over the life of the agreement beginning with the first commercial shipments of our D8.2, two units of which shipped in fiscal year 2008, and based on the expected units purchased under this agreement. Our technology transfer agreements are related to our China licensing arrangements. We will record amortization on these agreements as we recognize revenues under these agreements which are based on the turbines produced under these arrangements over three to five years. During the quarter ended March 31, 2009, one of our China licensing arrangements was fully settled, and as such, fully amortized in the second quarter, representing $1.2 million of the $1.6 million aggregate amortization expense for the nine months ending June 30, 2009. We have determined that our trade name, DeWind, has a life of twenty years and we will amortize this balance on a straight-line basis. Our service contracts include service and maintenance contracts. We fully amortized the service contracts as of September 30, 2007. All intangible assets listed are considered to have no residual value.

The unamortized balance of intangible assets is estimated to be amortized as follows:

(In Thousands)	Estimated Amortization Expense
(unaudited)
Remainder of 2009	$247
2010	3,206
2011	3,891
2012	3,692
2013	3,980
Thereafter	4,813
Total	$19,829

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following:

(In Thousands)	June 30, 2009	September 30, 2008
	(unaudited)	(restated)
Trade Payables	$24,603	$31,051
Accrued Acquisition Costs	250	250
Accrued Payroll	996	1,058
Deferred Rents	151	199
Total Accounts Payable and Accrued Liabilities	$26,000	$32,558

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

(In Thousands)	June 30, 2009	September 30, 2008
	(unaudited)	(restated)
Customer advances on turbines and turbine parts sales	$34,678	$26,846
Deferred revenues – Other turbine related	2,890	5,589
Deferred revenues – Cable Sales	1,651	1,817
Total, Deferred revenues & customer advances	$39,219	$34,252
Balance included in current liabilities	38,837	33,525
Long Term Deferred Revenues	$382	$727

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

Warranty obligations reflect expected minor repairs during the period of warranty of the turbine, between 2 and 5 years following installation (Warranty), and more major repairs which may affect particular types of units (Retrofit). Provisions for the former are based on historical experience of repair frequency and cost and for the latter are based on engineering estimates of the likely incidence and cost. In addition, turbines sold that remain under warranty carry guarantees of availability (Availability) to produce electric power at certain levels. If a turbine under warranty does not meet these availability thresholds due to turbine failure covered by the warranty or servicing contract and the customer’s turbine produces less power and therefore less revenue, the company reimburses the customer for the lost value of the power shortfall. Availability provisions are based on data obtained from the Company’s turbine monitoring system, actual performance being compared to contractual obligation, with provisions made for any potential contractual liability and estimates of future availability penalties based on this historical performance. Warranties related to our ACCC TM products relate to conductor and hardware sold directly by us to the end-user customer. We mitigate our loss exposure through the use of third party warranty insurance. We have classified all warranty and product guarantee reserves considered to be payable within one year as current liabilities and all warranty and product guarantee reserves considered to be payable greater than one year as non-current liabilities.

	June 30, 2009	September 30, 2008
(In Thousands)	(unaudited)	(restated)
Turbine warranty reserves	$297	$684
Cable warranty reserves	365	220
Reserve for turbine availability	1,206	1,054
Total Warranty and Product Guarantee reserves	1,868	1,958
Less Amount classified as current liabilities	1,617	1,462
Long Term Warranty Liability	$251	$496

June 30, 2009
(In Thousands)	(unaudited)
Beginning balance	$1,958
Additional reserves recorded to expense	1,588
Reserves utilized	(1,678)
Ending balance	$1,868

NOTE 7 – OPERATING SEGMENTS

During the periods presented, our current Chief Executive Officer was identified as our Chief Operating Decision Maker (CODM) as defined by SFAS No. 131 Disclosures About Segments of an Enterprise and Related Information (SFAS 131).

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

ACCC TM Cable Division
Located in Irvine, California with sales operations in Irvine, California, Shanghai, China, Brazil, and Europe, the CTC Cable segment produces and sells ACCC TM conductor, ACCC TM core, and related ACCC TM hardware products for the electrical transmission market. ACCC TM conductor production is a two step process. The Irvine operations produce ACCC TM core which is then shipped to one of four cable manufacturers in Canada, Belgium, China, or Bahrain where the core is stranded with conductive aluminum wire to become ACCC TM conductor. ACCC TM conductor is sold both through a distribution understanding and manufacturing agreement with General Cable in the US and Canada, into Europe through a distribution and manufacturing agreement with Lamifil in Belgium, into China through a manufacturing and distribution agreement with Far East Composite Cable, into the Middle East through a manufacturing and distribution agreement with Midal in Bahrain, as well as directly by CTC Cable to utility customers worldwide. ACCC TM conductor has been sold commercially since 2005 and is currently marketed worldwide to electrical utilities and transmission companies.

DeWind Turbine Division
The Wind division operates under the brand name DeWind. Located in Lubeck, Germany with sales operations in Dallas, Texas and Irvine, California, the DeWind Division produces, services, and sells DeWind turbines in the 1.25 and 2.0 Megawatt range.

Segment information for the three months and nine months ended June 30, 2009 and 2008 is as follows:

(In Thousands)	Corporate	Cable	Turbine	Total
Three Months Ended:	(unaudited)	(unaudited)	(unaudited)	(unaudited)
June 30, 2009
Revenues	$—	$3,562	$431	$3,993
Operating (loss)	(1,869)	(2,134)	(22,487)	(26,490)
Total assets	6,086	13,000	101,804	120,890
Goodwill	—	—	5,913	5,913
Capital expenditures (nine months ended)	—	710	806	1,516
Depreciation & amortization	—	257	319	576

June 30, 2008
Revenues	$—	$6,651	$13,850	$20,501
Operating income (loss)	(2,445)	73	(6,776)	(9,148)
Total assets	41,035	13,334	115,945	170,314
Goodwill	—	—	24,218	24,218
Capital expenditures (nine months ended)	—	1,486	1,536	3,022
Depreciation & amortization	—	197	715	912

Nine Months Ended:
June 30, 2009
Revenues	$—	$14,124	$16,362	$30,486
Operating (loss)	(6,752)	(4,383)	(33,475)	(44,610)
Depreciation & amortization	—	722	2,440	3,162

June 30, 2008
Revenues	$—	$28,137	$31,116	$59,253
Operating income (loss)	(5,271)	2,303	(18,002)	(20,970)
Depreciation & amortization	—	607	1,747	2,354

The Company operates and markets its services and products on a worldwide basis with its principal markets as follows:

	Three Months Ended
	June 30, 2009			June 30, 2008
	(unaudited)			(unaudited)
Revenue allocation by geographic region based on location of customer:	Cable	Turbine	Consolidated	Cable	Turbine	Consolidated
Europe	$118	$166	$284	$334	$7,464	$7,798
China / Asia	2,765	265	3,030	6,180	6,386	12,566
South America	—	—	—	—	—	—
Central America	409	—	409	—	—	—
North America	270	—	270	137	—	137
Total Revenue	$3,562	$431	$3,993	$6,651	$13,850	$20,501

	Nine Months Ended
	June 30, 2009			June 30, 2008
	(unaudited)			(unaudited)
Revenue allocation by geographic region based on location of customer:	Cable	Turbine	Consolidated	Cable	Turbine	Consolidated
Europe	$759	$918	$1,677	$6,526	$18,485	$25,011
China / Asia	10,327	13,455	23,782	21,356	12,631	33,987
South America	1	—	1	68	—	68
Central America	938	—	938	—	—	—
North America	2,099	1,989	4,088	187	—	187
Total Revenue	$14,124	$16,362	$30,486	$28,137	$31,116	$59,253

	June 30, 2009			September 30, 2008
	(unaudited)			(restated)

Long-lived assets (including goodwill and intangible assets) by geographic region based on location of operations:	Cable	Turbine	Consolidated	Cable	Turbine	Consolidated
Europe	$—	$29,392	$29,392	$—	$50,292	$50,292
North America	3,418	4,448	7,866	3,430	—	3,430
Total long-lived assets (including goodwill and intangible assets)	$3,418	$33,840	$37,258	$3,430	$50,292	$53,722

During the quarter ended June 30, 2009, three customers in China/Asia represented 75.9% of revenues (two customers from our Cable segment and one customer from our DeWind segment at 69.3% and 6.6%, respectively), one customer in North America from our Cable segment represented 5.6% of revenues, and one customer in Central America from our Cable segment represented 10.2% of revenues. For the current nine months ended June 30, 2009, three customers in China /Asia represented 76.6% of revenues (two customers from our DeWind segment and one customer from our Cable segment at 44.1% and 32.5%, respectively), one customer in North America from our DeWind segment represented 6.5% of revenues.  No other customer represented greater than 5% of consolidated revenues.

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

The values of the financial instruments are estimated using the Black-Scholes option-pricing model. Key assumptions used during the nine months ended June 30, 2009 and 2008 to value options and warrants granted or repriced are as follows:

	Nine Months Ended
	June 30,
	2009	2008
Risk Free Rate of Return	0.50-2.54%	1.79-4.29%
Volatility	75-96%	66-88%
Dividend yield	0%	0%
Expected life	0-5 yrs	0-4 yrs

Our computation of expected volatility for the nine months ended June 30, 2009 and 2008 is based on historical and volatility over the expected life of the options granted. Our computation of expected life is based on historical exercise patterns. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

On March 29, 2006, the Securities and Exchange Commission published Staff Accounting Bulletin No. 107 (SAB 107), which provides the Staff’s views on a variety of matters relating to stock-based payments. On December 21, 2007, the Securities and Exchange Commission published Staff Accounting Bulletin No. 110 (SAB 110), which provides the Staff’s views on matter relating to share-based payments.  In particular, SAB 110 allows for an extension past December 31, 2007 for the use of a simplified method in developing an estimate of the expected term of “plain vanilla” share options in accordance with SFAS 123R.  SAB 107 and SAB 110 require stock-based compensation to be classified in the same expense line items as cash compensation. Information about stock-based compensation included in the results of operations for the three and nine months ended June 30, 2009 and 2008 is as follows:

(Unaudited, In Thousands)	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
Cost of Product Sold	$18	$18	$63	$47
Officer Compensation	528	614	1,788	724
General and administrative	219	329	868	569
Research and development	255	229	1,141	518
Selling and marketing	94	107	725	317
Totals	$1,114	$1,297	$4,585	$2,175

As of June 30, 2009, there was $6.8 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements related to stock options. The costs are expected to be recognized over a weighted-average period of 2.5 years.  For options that vest on a quarterly basis, the actual vesting is used to calculate the compensation expense.  For options vesting on other than a quarterly basis, an estimate of the forfeiture rate, between 0% and 15%, is used to calculate the expense, which is then trued up on each vesting occurrence.  On January 20, 2009 the Company’s Board of Directors voted to approve a re-pricing of all individuals continuing to provide ongoing services to the Company including substantially all employee, director, and consultant stock options.  The Company has treated the re-pricing as a modification of terms of the options outstanding.  The Company expensed the incremental fair value for all vested and re-priced options during the quarter ended March 31, 2009.  The Company will expense the incremental fair value for all unvested and re-priced options as these options are vested.  The fair value of the modification was determined as the difference in the fair value of each option immediately before and after the re-pricing using the Black-Scholes option pricing model with a dividend rate of 0%, a risk free rate of 1.48%, a volatility of 96%, a life of 4 years, and a market price of $0.30 per share.   As a result of this re-pricing, the Company incurred expenses of $554,000 in the March 31, 2009 quarter, which are included in the table above, for options which had vested prior to the re-pricing and will recognize an additional $965,000 as yet unrecognized compensation cost related to non-vested options that were re-priced.  The additional share-based compensation is expected to be recorded to expense over the next 2.2 years.

Significantly all of our existing options are subject to time of service vesting. Our stock options vest either on an annual or a quarterly basis for options subject to time of service vesting or for specific performance for option vesting tied to performance criteria. For the remainder of fiscal 2009, we expect stock based compensation expense related to employee stock options, including the expense related to the option re-pricing of approximately $1,053,000 before income taxes. Such amounts may change as a result of additional grants, forfeitures, modifications in assumptions and other factors.

Certain options granted under the 2008 Plan may be exercised at any time for restricted stock of the Company if not otherwise prohibited by the Company’s Board of Directors.  Any 2008 Plan option exercises for unvested options would have restricted stock issued which is earned according to the terms of the option agreement that gave rise to the restricted stock issuance.  The Company has the right, but not the obligation, to repurchase any restricted stock that is unearned as of the date of any optionee’s termination.  As of June 30, 2009 all of the 2008 Plan option grants were exercisable. To date, no restricted stock has been issued under the 2008 Plan.  Of the 2008 plan options exercisable, 243,219 options were vested and exercisable into unrestricted stock.

The following table summarizes the Stock Plan stock option activity as of June 30, 2009:

(Unaudited)	2002 Plan Number of Options	2008 Plan Number of Options	Total Number of Options	Average Exercise Price
Outstanding, September 30, 2008	17,899,521	7,231,000	25,130,521	$1.14
Granted	—	2,860,000	2,860,000	0.35
Exercised	—	—	—	—
Cancelled	(1,210,688)	(168,334)	(1,379,022)	1.21
Outstanding, June 30, 2009	16,688,833	9,922,666	26,611,499	$0.27

Exercisable , June 30, 2009	12,129,775	9,922,666	22,052,441	$0.35

On October 15, 2008 the Company’s Board of Directors extended the termination date of the 2002 Option Plan from December 31, 2011 to December 31, 2016.  The weighted-average remaining contractual life of the options outstanding at June 30, 2009 was 8.0 years. The exercise prices of the options outstanding at June 30, 2009 ranged from $0.25 to $1.00, and information relating to these options is as follows:

(Unaudited) Range of Exercise Prices	Stock Options Outstanding	Stock Options Exercisable	Weighted Average Remaining Contractual Life in years	Weighted Average Exercise Price of Options Outstanding	Weighted Average Exercise Price of Options Exercisable
$0.25-$0.34	728,000	728,000	7.5	$0.25	$0.25
$0.35-$0.49	25,854,099	21,295,041	8.1	$0.35	$0.35
$0.50-$1.00	29,400	29,400	1.7	$1.00	$1.00
Total	26,611,499	22,052,441

NOTE 9 – EQUITY

COMMON STOCK

The Company issued no common stock during the nine months ended June 30, 2009.

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

The following table summarizes the warrant activity for the nine months ended June 30, 2009:

(Unaudited)	Number of Warrants	Weighted-Average Exercise Price

Outstanding, September 30, 2008	26,150,817	$1.20
Granted	4,150,000	$0.28
Exercised	—	$—
Cancelled	7,366,168	$1.37
OUTSTANDING, June 30, 2009	22,934,649	$0.95

EXERCISABLE, June 30, 2009	22,934,649	$0.95

The following table summarizes the warrants issued, outstanding, and exercisable as of June 30, 2009:

(Unaudited) Warrant Series	Grant Date	Strike Price		Expiration Date	Warrants remaining	Proceeds if Exercised (in $000s)	Call feature
2006 Series C	May, 2006	$0.75	(A)	December, 2010	200,000	$150	None
2006 Series D	May, 2006	$0.75	(B)	December, 2010	200,000	150	None
2006 Series E	May, 2006	$0.75	(C)	December, 2010	200,000	150	None
2007 Series F	Nov, 2006	$1.10		November, 2009	220,000	242	None
2007 Convertible Debt	Feb, 2007	$1.04	(D)	February, 2010	7,367,815	7,663	None
2007 Convertible Debt Fees	Mar, 2007	$0.99	(E)	February, 2010	1,291,833	1,279	None
June PIPE Series 1	Jun, 2007	$1.26	(E)	June, 2010	5,490,100	6,918	None
June PIPE Series 2	Jun, 2007	$1.27	(E)	June, 2010	1,564,901	1,987	None
2008 Debt Series 1	May, 2008	$0.95	(E)	May, 2011	1,125,000	1,069	None
2008 Debt Amendment	May, 2008	$0.98	(E)	May, 2011	1,125,000	1,103	None
2008 Debt Services	October, 2008	$0.95	(E)	May, 2011	150,000	143	None
2009 Bridge Note Warrants	June, 2009	$0.25	(F)	June, 2012	4,000,000	1,000	None
Total					22,934,649	$21,854

(A)  Warrants were re-priced on December 23, 2008 from $1.25 to $0.75 per warrant.

(B)  Warrants were re-priced on December 23, 2008 from $1.50 to $0.75 per warrant.

(C)  Warrants were re-priced on December 23, 2008 from $1.75 to $0.75 per warrant.

(D)  Subject to anti-dilution provisions. Certain future equity or equity equivalent issuances below the current exercise price per warrant may result in a weighted average price reset of the exercise price.  Warrant strike price was reset by $0.02 per warrant as a result of the issuance of the 4,000,000 warrants related to the 2009 Bridge Note.

(E)  Subject to anti-dilution provisions. Certain future equity or equity equivalent issuances below the current exercise price per warrant may result in a weighted average price reset of the exercise price.  Warrant strike price was reset by $0.01 per warrant as a result of the issuance of the 4,000,000 warrants related to the 2009 Bridge Note.

(F)  Subject to anti-dilution provisions. Certain future equity or equity equivalent issuances below the current exercise price per warrant may result in a weighted average price reset of the exercise price.

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

On June 30, 2009 we issued 4,000,000 three-year warrants with a strike price of $0.25 per warrant in as part of the bridge note financing.  The issuance of the warrants triggered anti-dilution protection which reset the strike price of warrants associated with past financings by between $0.01 and $0.02 per warrant as described above.  We valued the price changes and additional warrants issued using the Black-Scholes option-pricing model.  We recorded additional debt discount for modification of warrants associated with our remaining convertible debt and additional expense for modification of non-debt warrants, both of which were calculated as the difference between the fair value of the warrants prior to the exercise price reset and after the exercise price reset.  The total expense related to warrant modifications and issuances during the nine months ended June 30, 2009 was $29,000 recorded to general and administrative expense and an additional $30,000 was recorded to debt discount which will be amortized to interest over the remaining life of the convertible debt.  The value assigned for the warrants issued in conjunction with the bridge note was $726,000, which will be amortized over the six month life of the bridge note.

The following assumptions were used to value the warrant issuances and modifications during the nine months ended June 30, 2009:

Dividend rate = 0%
Risk free return between 0.56% and 1.89%
Volatility of between 75% and 116%
Market price for October 15, 2008 issuance:  $0.40
Market price for December 23, 2008 modification: $0.30
Market price for June 30, 2009 issuance and modification: $0.30

Time to maturity was the remaining life of the warrant series in question of between 2 and 3 years.

Management has reviewed and assessed the warrants issued during the nine months ended June 30, 2009 and determined that they do not qualify for treatment as derivatives under SFAS 133.

LOSS PER SHARE

The Company utilizes SFAS No. 128 Earnings per Share. Basic loss per share is computed by dividing loss available to common shareholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Common equivalent shares are excluded from the computation if their effect is anti-dilutive.

The following common stock equivalents were excluded from the calculation of diluted loss per share for the three and nine months ended June 30, 2009 and 2008 since their effect would have been anti-dilutive:

(Unaudited)	June 30,
	2009	2008
Options for common stock	26,611,499	18,928,270
Warrants	22,934,649	32,079,956
Convertible Debentures, if converted	9,037,280	10,037,280
	58,583,428	61,045,506

NOTE 10 – DEBT AND NOTES PAYABLE

On June 30, 2009, the Company entered into a bridge note financing structured as a Senior Secured Promissory Note transaction with an aggregate principal value of $5,000,000, plus interest on the unpaid principal balance at a rate of 10% per annum to be repaid no later than December 30, 2009. Pursuant to the note agreement, the Company paid $200,000 in closing fees, along with $95,000 in other legal and financing costs, which we recorded as deferred financing costs to be amortized over the six month life of the bridge note.

In connection with the Senior Secured Promissory Note transaction, the Company granted and issued 4,000,000 warrants with an exercise price of $0.25 in conjunction with this transaction and valued the warrants at $0.1814 per warrant or $726,000 using the Black-Scholes option pricing model to value the fair value of the warrants issued using the following assumptions: the market price was $0.30, the volatility was estimated at 88%, the life of the warrants was 3 years, the risk free rate was 1.64% and the dividend yield of 0%. The value assigned for the warrants issued in conjunction with the bridge note was recorded as debt discount and will be amortized over the six month life of the bridge note.

The issuance of the warrants triggered anti-dilution protection in several series of previously issued warrants and in the conversion price of the remaining $9,037,280 of Convertible Notes due January 30, 2010. The conversion price of the Convertible Notes was reduced from $1.00 to $0.99, which would result in an additional 91,289 shares issuable upon full conversion of the remaining Notes. The intrinsic value of the additional shares issuable upon full conversion is $27,000, which will be amortized to interest expense over the expected remaining life of the Convertible Notes. Previously outstanding warrants with exercise prices between $0.96 and $1.28 and which expire between February, 2010 and May, 2011 were reset by between $0.01 and $0.02 per warrant and which resulted in $7,000 of additional expense, calculated as the difference in fair value of the warrants immediately before and after the change in exercise prices.

The following table summarizes the Company’s debt structure as of June 30, 2009 and September 30, 2008:

(In Thousands)	June 30, 2009	September 30, 2008
	(unaudited)	(restated)
Senior Convertible 8% Notes due January, 2010 net of discount of $551 and $1,199	$8,487	$7,838
Senior Secured 10% Note due December 30, 2009 net of discount of $726 and $0	4,274	—
Total Debt	12,761	7,838
Balance included in current liabilities	12,761	—
Long Term Debt	$—	$7,838

NOTE 11 – VARIABLE INTEREST ENTITY

On October 6, 2008 the Company’s wholly owned subsidiary, DeWind Inc. entered into a joint venture development agreement with Higher Perpetual Energy to create DeWind SWI Wind Farms, LLC to jointly develop up to 620 Megawatts of wind farm properties using leases obtained by Higher Perpetual and DeWind wind turbines. The terms of the development agreement provide for an initial profit sharing of 50% for each party with management control for the party that has provided the greater amount of contributed capital into the joint venture. All contributed capital has a priority repayment to the contributing party from cash flows generated by the joint venture prior to any profit sharing payments. As of June 30, 2009, DeWind Inc. has contributed the majority of capital into entity and has management control of the joint venture.

The Company has accounted for the entity as a Variable Interest Entity and has consolidated the assets of the joint venture into the balance sheet. To date, the venture has recorded $408,000 in gross startup costs recorded to general and administrative expenses for the nine months ended June 30, 2009 in the DeWind segment, of which $88,000 in costs were allocated to minority interest in consolidated subsidiary, which represents Higher Perpetual Energy’s total capital contribution to the joint venture as of December 31, 2008. The Company has funded $1,035,000 into the venture as partial payments and accrued $3,511,000 in development, which represents the unpaid balance of plant for the first 10 megawatt wind farm that was completed as of December 31, 2008.  Since that date, no further construction has been completed and no additional costs accrued as of the quarter ended June 30, 2009. A total of $4,279,000 is included on the consolidated balance sheet within fixed assets and further disclosed as wind farm construction in progress, and which reflects the initial capitalized development and work in progress paid and accrued as of June 30, 2009 as reduced by the expensed gross startup costs. See Note 6.

NOTE 12 – COMMITMENT AND CONTINGENCIES

Please refer to the Commitment and Contingencies Note on page 94 of our Form 10-K filed on December 23, 2008 as amended on Form 10-K/A filed on March 9, 2009 with the Securities and Exchange Commission for a detailed listing of our commitments and contingencies.  There were no material changes other than in the ordinary course of business and as updated in the Off Balance Sheet disclosure in Item 2 below.

PROFESSIONAL SERVICES AGREEMENTS
The Company and its DeWind, Inc and CTC Cable Corporation subsidiaries currently have one consulting agreement and two legal services agreements for professional services with entities affiliated with its director Michael McIntosh as follows:

The Company had contracts with two companies owned by its director, Michael McIntosh: a legal services agreement with The McIntosh Group (TMG) for legal and intellectual property services and a consulting agreement with Technology Management Advisors, LLC (TMA) for strategic business advisory services related to technology and international patent and intellectual property filings. The initial agreements were executed on March 1, 2002 for terms of three years and were renewed in March, 2005 for an additional three years expiring on February 29, 2008. Each contract provides for payment of service fees of $250,000 per annum plus out of pocket expenses.

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

Each of these agreements is for $250,000 per year, payable in equal installments at the beginning of each calendar month. Each agreement was scheduled to terminate on July 3, 2009, provided that it may be terminated at the end of each anniversary of its effective date upon 90 days prior written notice to the other party.  As of August 4, 2009, no notice of termination has been given and the agreements continue on a rolling 90 day basis.

NOTE 13 – LITIGATION

FKI Engineering Ltd., FKI plc, and Brush Electrical Machines Ltd (collectively “FKI”) v. the Company and certain of its wind segment subsidiaries (here referred to as “DeWind”); DeWind v. FKI.

In September, 2008, DeWind GmbH filed for insolvency proceedings in part due to the impending costs of litigation against FKI and in part due to the negative operational cash flows and cash position of the subsidiary.  Effective in October, 2008 the appointed receiver for DeWind GmbH is now responsible for pursuing the DeWind GmbH claim against FKI for its capital accounts litigation.   In November, 2008 a winding up petition was filed by FKI for DeWind Holdings, Ltd due to non-payment of a statutory demand for 1,540,000 Euros ($2,152,000 at September 30, 2008 exchange rates) filed in January, 2008 and included in the amounts listed above that were adjudicated in December, 2007.  On November, 21 2008 FKI filed for and received approval to dismiss the DeWind GmbH capital accounts claim on December 10, 2008 unless a total of 110,000 Euros ($140,000 at November 30, 2008 exchange rates) of court and legal costs are paid for by DeWind Holdings or guaranteed by another entity.  Composite Technology Corporation is no longer involved in the court proceedings between DeWind GmbH and the FKI parties.  In December, 2008 the receiver filed a preliminary report and set a date for a more comprehensive receiver report in September, 2009.  Upon filing for insolvency, the DeWind GmbH receiver, at their sole direction, is responsible for the legal activity surrounding the capital accounts claim.

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

Composite Technology Corporation and CTC Cable Corporation v. Mercury Cable & Energy, LLC, Ronald Morris, Edward Skonezny, Wang Chen, and "Doe" Defendants 1-100 ("Mercury Parties")

On August 15, 2008 the Company filed suit in the Superior Court of the State of California, County of Orange, Central Justice Center (Case No. 30-2008-00110633) against the Mercury Parties (including multiple unknown "Doe" defendants expected to be named in discovery proceedings) claiming breach of contract, breach of the covenant of good faith and fair dealing, unfair competition, fraud, and intentional interference with contract.  Several of the Mercury parties had filed a claim in the Company's Chapter 11 bankruptcy proceedings which was settled during the bankruptcy and which provided for certain payments for sales made to China. The settlement agreement included non-compete agreements and stipulated the need to maintain confidentiality for the Company’s technology, processes, and business practices. The Company claims that the Mercury Parties have taken actions which violate the settlement agreement, including the development of and attempt to market similar conductor products and through misuse of confidential information and the Company further claims that the settlement agreement was entered into with fraudulent intent. The Company claims that the Mercury Parties engaged in unlawful, unfair, and deceptive conduct and that these actions were performed with malice and with intent to cause injury to the Company. The Company is asking for actual damages, punitive damages, attorney fees and injunctive relief.  No estimate of such damages can be made at this time and no accrual for such fees is included in the Company's consolidated financial statements at June 30, 2009.

On December 5, 2008, Defendants filed a cross-complaint against the Company and some of the Company's officers. Defendants served the cross-complaint only on the Company (i.e., to the best of the company’s knowledge, none of the individual cross-defendants have been served).  The Company filed several motions aimed at dismissing certain of the cross-claims, which resulted in the Defendants filing several amended pleadings.  On May 12, 2009, the Court granted the Company’s motion directed to the sixth cause of action contained in the second amended cross-complaint, and dismissed that claim with prejudice.  The Defendants’ cross-complaint asserts claims for fraud in inducing the settlement agreement, rescission of the settlement agreement, breach of the settlement agreement, accounting, and declaratory relief.

On March 2, 2009, the Company’s subsidiary, CTC Cable Corporation ("CTC Cable"), filed a lawsuit against Mercury Cable & Energy, LLC ("Mercury") in the United States District Court for the Central District of California, Southern Division (Case No. SA CV 09-261 DOC (MLGx)), seeking damages for infringement of CTC Cable's United States Patent No. 7,368,162 (’162) and United States Patent No. 7,211,319 (‘319), and for infringement of a CTC Cable copyright registration.  The Company is asking for actual damages, treble damages, attorneys fees, interest, costs and injunctive relief.  No estimate of such damages can be made at this time and no accrual for the Company’s fees is included in the Company's financial statements at June 30, 2009.

In response to this lawsuit, Mercury has requested the United States Patent Office to reexamine the '162 and '319 patents and requested the Court to stay the patent and copyright lawsuit pending the Patent Office's reexamination of CTC's patents.  The Court granted Mercury's request to stay the lawsuit pending the Patent Office’s decisions. CTC's copyright infringement claim is also stayed pending the Patent Office’s decisions.

Brad Thomas v. Benton Wilcoxon, Michael Porter, Domonic Carney, Michael McIntosh, Stephen Bircher, Rayna Limited, Keeley Services Limited, Ellsford Management Limited, Laikadog Holdings Limited, James Carkulis and Does 1 through 1000, and Composite Technology Corporation as Nominal Defendant

The Company has become aware that on June 26, 2009 Mr. Brad Thomas, alleged to be a shareholder of the Company, filed a shareholder derivative complaint in the Superior Court of the State of California, County of Orange (Case No. 30-2009-00125211) for damages and equitable relief.  The complaint apparently asserts claims for negligence, gross negligence, breach of fiduciary duty, waste, mismanagement, gross mismanagement, abuse of control, negligent misrepresentation, intentional misrepresentation, fraudulent promise, constructive fraud, and violations of the California Corporations Code, and seeks an accounting, rescission and/or reformation.  The facts focus on the Company’s acquisition of its DeWind subsidiary and also related self-interested transactions, accounting deficiencies and misstatements.  Certain of the defendants are current directors and/or officers or past officers of the Company.   To date, the Company believes that none of the defendants named in the complaint have been formally served.  The Company has not accrued any costs related to this matter as of June 30, 2009.

Insolvency of DeWind GmbH

On August 29, 2008 in Lubeck Local Court – Bankruptcy Court, Lubeck, Germany, the Company’s DeWind GmbH subsidiary filed for voluntary insolvency in lieu of a required recapitalization under German law of approximately 5,000,000 Euros ($7,040,000 at September 30, 2008 exchange rates).  The DeWind GmbH subsidiary had limited operational function for the DeWind segment, functioning solely to provide services on wind turbines that remained under warranty and which warranties were entered into prior to June, 2005 and in pursuit of the FKI capital claim described above.  All wind turbines sold and installed since July, 2005 are serviced under separate and continuing DeWind subsidiaries.  At the time of the insolvency, DeWind GmbH was saddled with contracts which were negotiated while DeWind GmbH was owned by FKI and that required DeWind GmbH to provide warranty services including “no limit” wind power generation revenue guarantees (availability penalties) often without requiring the wind farm customer to properly maintain or service the turbines.  This subsidiary had incurred losses of $11.9 million and $8.7 million for fiscal 2007 and 2008 respectively despite a significant reduction in the number of turbines under warranty.   Concurrent with the filing of the insolvency, DeWind effectively relinquished its right to pursue the capital claim to the control of the insolvency administrator.

On September 18, 2008 an insolvency administrator was appointed and set an initial reporting date of December 11, 2008.  On December 1, 2008 the initial report of the liquidator was published which referred primarily to procedural issues and did not address the assets or liabilities of DeWind GmbH in detail.  The December 1, 2008 report set the date of the follow on report. The next status update is expected September, 2009.

NOTE 14 – RELATED PARTIES

The Company has contracts with two companies owned by its director, Michael McIntosh: a legal services agreement with The McIntosh Group (TMG) for legal and intellectual property services and a consulting agreement with Technology Management Advisors, LLC (TMA) for strategic business advisory services related to technology and international patent and intellectual property filings. The initial agreements were executed on March 1, 2002 for terms of three years and were renewed in 2005.

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

Each of these agreements is for $250,000 per year, payable in equal installments at the beginning of each calendar month. Each agreement was scheduled to terminate on July 3, 2009, provided that it may be terminated at the end of each anniversary of its effective date upon 90 days prior written notice to the other party.  As of August 4, 2009, no notice of termination has been given and the agreements continue on a rolling 90 day basis.

For the current quarter ended June 30, 2009, we recorded fees of $125,000 and patent filing expenses of $9,764 for TMG, and fees of $62,500 and incidental expenses of $14,931 for TMA. For the nine months ended June 30, 2009, we recorded fees of $375,000 and patent filing expenses of $39,029 for TMG, and fees of $187,500 and incidental expenses of $42,627 for TMA. All of these expenses were recorded to Research and Development expense.

As of June 30, 2009, the Company had outstanding balances due to TMA and TMG of $26,793 and $41,629 respectively, included in accounts payable.

NOTE 15 – SUBSEQUENT EVENTS

Management evaluated all activity of the Company through August 10, 2009 (the issue date of the consolidated financial statements) and concluded that no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to financial statements, except for the required footnote disclosures related to a probable sale of certain assets and liabilities of our DeWind segment (see Note 6, “Assets and Liabilities Held and Used”).

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

OVERVIEW

Composite Technology Corporation (CTC) conducts its operations in the following two business segments: the CTC Cable division and the DeWind division. The segments have been organized on the basis of products. Each segment’s product revenues relate to external customers.

The three and nine months ended June 30, 2009, represented a period of significant shocks to the world economies and worldwide financial markets, including a collapse of project and commercial  financing as well as risk capital financing.  This was accompanied by the failure of multiple commercial and investment banking institutions.   These events were countered by legislation and other government economic stimulus packages and incentives, including significant incentives for investment in electrical infrastructure and renewable energy in the U.S. under the American Recovery and Reinvestment Act of 2009 (ARRA). The combination of these factors has been seen in the press through significantly lowered economic forecasts and expectations in the short term, with expectations of economic recovery after these incentive measures are implemented.  The turmoil of these external forces has caused negative impacts on both businesses of CTC in the short term, but has improved the long-term outlook for both businesses, each of which is well positioned to take advantage of the economic stimulus incentives of ARRA and similar initiatives elsewhere in the world.

The CTC Cable business growth was slowed as the economic downturn resulted in delays with several anticipated sales, that had specified ACCC™ conductor, in new international markets and the U.S.. China continued to recover  from the negative impact of delays in sales orders caused by the Beijing Olympics in previous quarters.  The impact of these delays and the economic downturn felt by Chinese manufacturing has resulted in three consecutive quarters of declining electricity consumption in China.  This temporary lower consumption has eased the urgent need for capacity expansion in certain areas.   These delays affected revenues for the September, 2008 and December, 2008 quarters resulting in deliveries of only 562 km of ACCC™ products in the December 2008 quarter. We saw a brief resurgence of orders from China at the end of the December 2008 quarter only to have orders in China decline in the summer months of 2009.

A more significant impact occurred to the DeWind business segment through product order delays and most importantly through a significant restriction in available financing for wind farm projects of customers.   As a result of the economic downturn, the Company decided to find a strategic investor or buyer for all or part of  the DeWind manufacturing business as described below.

DeWind Asset Sale:

On August 10, 2009 the Company signed an agreement to sell substantially all of its DeWind turbine manufacturing business assets and liabilities including all intellectual property and its rights in the current Texas wind farm developments to Daewoo Shipbuilding & Marine Engineering Co., Ltd. (DSME) of Korea. The Company would retain certain assets and liabilities related to certain turbines installed in Europe and a license agreement for one manufacturer in China.  The transaction consideration is $49.5 million in cash, less fees and costs estimated at $2.3 million. Of the purchase price, $11.0 million will be placed into escrow for release to the Company upon the satisfaction of certain deliverables and conditions that are expected to be satisfied between 90 days and two years subsequent to closing.  The purchase price is further subject to adjustment based on delivery of the value of the assets transferred net of liabilities assumed and any indemnification claims.  The transaction is expected to close within 45 days of signature of the agreement dated August 10, 2009.

As part of the agreement, the Company agreed to not compete in the development, sale, or manufacture of wind turbines or wind turbine component supply for a period of five years after closing.   The Company has retained the right to participate in or develop wind farm and other renewable energy projects.

Economic Stimulus Initiatives:

The February, 2009 American Recovery and Reinvestment Act of 2009 (ARRA) had over $61 billion designated for energy related projects including:

•	$11 billion funding for an electric smart grid
•	$6.3 billion for state and local governments to make investments in energy efficiency
•	$6 billion for renewable energy and electric transmission technologies loan guarantees
•	$4.5 billion for the Office of Electricity and Energy Reliability to modernize the nation's electrical grid and smart grid
•	$3.25 billion for the Western Area Power Administration for power transmission system upgrades
•	$3.25 billion for the Bonneville Power Authority for power transmission system upgrades
•	$2.5 billion for energy efficiency research
•	$3.2 billion toward Energy Efficiency and Conservation Block Grants

CTC Cable has been working diligently with various Federal and State agencies and power companies to include its ACCC™ products in the planning stages for projects set to receive stimulus spending.

Other countries, such as China, have also implemented economic stimulus initiatives to provide for electrical generation and infrastructure spending.  To date, neither CTC Cable nor DeWind has benefited from any of the economic stimulus initiatives.  In the U.S. market, a very limited amount of funds has been released as yet and for nearly all worldwide incentives, including the U.S., these projects have extended lead times before ACCC™ products and wind turbines would be sold as these products are ordered and installed in later stages of  most transmission and renewable energy projects.

The ARRA also had significant incentives for wind power.  In addition to the loan guarantees listed above, the ARRA extended the production tax credit, formerly set to expire at the end of 2009, to expire at the end of 2012.  Further, to address the loss of a substantial wind farm finance source known as  a “tax equity partner”,  wind farm developers can now opt to take the production tax credit as an investment tax credit (ITC) with a further possible option to take the ITC as a grant, representing 30% of the physical plant of a wind farm.

Consolidated Revenues, Gross Margins, and EBITDAS

On a consolidated basis, revenues from continuing operations for the three months ended June 30 decreased by $16.5 million or 80.5% from $20.5 million in 2008 to $4.0 million in 2009. The decrease was due to a $3.1 million decrease in CTC Cable sales and a decrease of $13.4 million of turbine product sales. Revenues from continuing operations for the nine months ending June 30, 2009 decreased by $28.8 million or 48.6% from $59.3 million in 2008 to $30.5 million in 2009. The decrease was due to a $14.0 million decrease in CTC Cable sales, a decrease of $14.2 million of turbine product sales and a decrease of $0.6 million of turbine service sales. The June 2009 quarter decrease can be attributed to the current global economic crisis, which has caused significant delays in project financing for our customers in both our Cable and DeWind segments and a significant decrease in Cable revenues from 2008 due to the buildup in China in 2008 related to the Beijing Olympics.  While the Cable decrease was partially offset by non-China revenues, the fluctuation resulted in significantly lower revenues and resultant gross margins for the current quarter and current nine months ending June 30, 2009.

Consolidated gross margins decreased by $0.4 million or 0.1% of revenues from $0.5 million for the three months ended June 30, 2008 to $0.1 million for the three months ended June 30, 2009. The margin decrease is due to reduced CTC Cable margins of $2.1 million primarily due to a combination of lower revenue levels and strategic discounts given to a major Cable customer in China, offset by a $1.7 million increase in DeWind from lower current quarter negative margins of $0.4 million compared to 2009 negative margins of $2.2 million.

The Company has provided non- GAAP measures such as EBITDAS at the segment and consolidated level in the following management discussion and analysis. The Company uses the non-GAAP information internally as one of several measures used to evaluate its operating performance and believes these non-GAAP measures are useful to and have been requested by, investors as they provide additional insight into the underlying operating results viewed in conjunction with GAAP operating results.  For the non-GAAP EBITDAS measure, a significant portion of non-cash expenses is excluded, primarily for amortization of acquired DeWind related intangibles that occur ratably over time and stock based compensation charges that are valued based on the share price and volatility at the date of grant and then expensed as earned, typically upon vesting of service over time.  Management believes that an alternate view of operating results that exclude DeWind amortization and stock based charges is useful in evaluating current period operations.  The material limitation of non-GAAP EBITDAS compared with Net Income is that significant non-cash expenses are excluded.  Management compensates for such limitation by utilizing EBITDAS only for particular purposes and that it evaluates EBITDAS in the context of other metrics such as Net Income when evaluating the Company’s performance and financial condition. Non-GAAP measures are not stated in accordance with, should not be considered in isolation from, and are not a substitute for, GAAP measures. A reconciliation of GAAP to non-GAAP results has been provided in the relevant financial tables below.

The following table is a reconciliation of the Company’s “non-GAAP” EBITDAS discussed above for the three and nine months ended June 30, 2009 and 2008.

(Unaudited, In Thousands)	Three months ended June 30,
Consolidated	2009	2008
Net loss from continuing operations	$(26,925)	$(11,560)

Interest, taxes, depreciation, amortization and stock-based compensation (ITDAS):
Interest	426	1,908
Taxes	—	7
Depreciation and amortization	576	912
Stock-based compensation and warrant modification	1,121	1,850
Total ITDAS	$2,123	$4,677

“Non-GAAP” EBITDAS	$(24,802)	$(6,883)

(Unaudited, In Thousands)	Nine months ended June 30,
Consolidated	2009	2008
Net loss from continuing operations	$(45,903)	$(24,822)

Interest, taxes, depreciation, amortization and stock-based compensation (ITDAS):
Interest	1,375	3,414
Taxes	(4)	17
Depreciation and amortization	3,162	2,354
Stock-based compensation and warrant modification	4,593	2,728
Total ITDAS	$9,126	$8,513

“Non-GAAP” EBITDAS	$(36,777)	$(16,309)

EBITDAS loss increased by $17.9 million for the current quarter and increased by $20.5 million for the current nine months as compared to the same periods in the prior year primarily due to goodwill impairment charges in the amount of $18.3 million and the net effect of reduced margins related to lower cable revenues and mark to market inventory reserves, offset by reduced operating expenses.

DeWind Division
The DeWind segment operates under the brand name DeWind, which has designed and sold wind turbines since 1995 from Lubeck, Germany. Currently, DeWind is operated from the Company’s Irvine, California offices with sales operations in Irvine, California and Lubeck, Germany along with engineering and R&D operations in both Irvine, California and Lubeck, Germany. The DeWind segment designs, produces, sells and services DeWind turbines in the 1.25 and 2.0 megawatt range worldwide. We acquired DeWind during the EU Energy acquisition on July 3, 2006. Accordingly, we have incorporated DeWind’s operations into our financial results since that date.

RECENT DEVELOPMENTS

On August 10, 2009 the Company signed an agreement to sell substantially all of its DeWind turbine manufacturing business assets and liabilities including all intellectual property and its rights in the current Texas wind farm developments to Daewoo Shipbuilding & Marine Engineering Co., Ltd. (DSME) of Korea. The Company would retain certain assets and liabilities related to turbines installed in Europe and a license agreement for a manufacturing entity in China.  The transaction consideration is $49.5 million in cash, less fees and costs estimated at $2.3 million. Of the purchase price, $11.0 million will be placed into escrow for release to the Company upon the satisfaction of certain deliverables and conditions that are expected to be satisfied between 90 days and two years subsequent to closing.  The purchase price is further subject to adjustment based on delivery of the value of the assets transferred net of liabilities assumed.  The transaction is expected to close within 45 days of signature of the agreement dated August 10, 2009.

As part of the agreement, the Company agreed to not compete in the development, sale, or manufacture of wind turbines or wind turbine component supply for a period of five years after closing.   The Company has retained the right to participate in or develop wind farm and other renewable energy projects.  If the proposed transaction closes, the Company expects to reclassify the balance sheets and operations of DeWind as discontinued operations.

The revenues of the DeWind segment for the quarter ended June 30, 2009 consisted primarily of parts sales and license fees. DeWind also delivered 10 D8 units, three D6 turbines and two D8.2 turbines during the nine months ended June 30, 2009. While delivered to the customer site, the 10 D8 units valued at approximately $19 million remained deferred at the end of June, as were the three delivered D6 turbines and two D8.2 turbines booked and shipped during the nine months ended March 31, 2009 but awaiting commissioning. As of June 30, 2009, the total backlog of DeWind was $300 million, of which $265 million represents orders where financing is uncertain or pending.

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

The following table is a reconciliation of DeWind only “non-GAAP” EBITDAS discussed above for the three and nine months ended June 30, 2009 and 2008.

(Unaudited, In Thousands)	Three months ended June 30,
DeWind Segment Only	2009	2008
Net loss from continuing operations	$(22,456)	$(6,908)

Interest, taxes, depreciation, amortization and stock-based compensation (ITDAS):
Interest	(33)	181
Taxes	-	7
Depreciation and amortization	319	715
Stock-based compensation	151	204
Total ITDAS	$437	$1,107

“Non-GAAP” EBITDAS	$(22,019)	$(5,801)

(Unaudited, In Thousands)	Nine months ended June 30,
DeWind Segment Only	2009	2008
Net loss from continuing operations	$(33,401)	$(18,320)

Interest, taxes, depreciation, amortization and stock-based compensation (ITDAS):
Interest	18	358
Taxes	(7)	16
Depreciation and amortization	2,440	1,747
Stock-based compensation	823	229
Total ITDAS	$3,274	$2,350

“Non-GAAP” EBITDAS	$(30,127)	$(15,970)

EBITDAS loss increased by $16.2 million for the current quarter and $14.2 million for the current nine months as compared to the same periods in prior year primarily due to goodwill impairment charges in the amount of $18.3 million and increased inventory reserve charges, offset by decreases in general and administrative and research and development costs and  increased margins from license fee revenues.

CTC Cable Division
Located in Irvine, California with sales operations in Irvine, California, Shanghai, China, Europe, the Middle East, and Brazil, the CTC Cable Division produces and sells ACCC™ conductor products and related ACCC™ hardware products. ACCC™ conductor production is a two step process. The Irvine operations produce the high strength, light weight, composite ACCC™ core, which is then shipped to one of six conductor stranding licensees in Canada, Belgium, China, Indonesia or Bahrain where the core is stranded with conductive aluminum to become ACCC™ conductor. ACCC™ conductor and core are sold in Canada and the U.S. directly by CTC Cable to utilities.  ACCC™ conductor and core are sold elsewhere in the world directly to utilities as well as through license and distribution agreements with Lamifil in Belgium, Far East Composite Cable Company in China, and Midal in Bahrain. ACCC™ conductor has been sold commercially since 2005 and is currently marketed worldwide to electrical utilities, transmission companies and transmission design and engineering firms.

RECENT DEVELOPMENTS

The CTC Cable business saw continued expansion into new markets and greater traction of our new efficiency message in our U.S. market but CTC Cable also saw delays in several anticipated sales in new markets and was still negatively impacted from the delay in sales orders in previous quarters caused by a slowdown in China. For the December, 2008 quarter China deliveries consisted of 562 km of ACCC™ products resulting from order delays caused by the Beijing Olympics.   Order levels improved during the March, 2009 quarter and CTC Cable shipped 1,153 km of ACCC™ products and production during the March quarter increased to its highest level to date, in excess of 1,500 km.  However, in the June quarter, CTC Cable saw a significant decline in sales with shipments of 664 km of ACCC™ products shipped.

The Cable division’s focus during the three and nine months ending June 30, 2009 was sales, marketing, and operations with a goal to position CTC Cable for rapid revenue growth and expansion beyond the volatile market in China. Our goals include the expansion of our customer base outside of the Chinese market by penetrating other markets including the U.S. Our sales pipeline continues to improve and we currently are working on nearly $400 million of sales opportunities, most of which are outside of China. We are also optimistic that the proposed infrastructure and grid efficiency directives included in the ARRA stimulus package will result in an increased focus by utilities in the U.S. to acknowledge the efficiency benefits of our ACCC™ products.  We believe, however that the impact of the U.S. and International stimulus funds may not result in increased revenues until calendar year 2010.

To this extent, the order to Sierra Pacific Power Company, an electric utility servicing portions of Nevada, is our largest order to a U.S. customer to date and is important since the decision to purchase ACCC™ conductor by this customer was primarily due to the cost savings associated with using ACCC™ conductor, including the improved efficiency of ACCC™ conductor over existing transmission conductor products. Prior U.S. sales were  lines that took advantage of the reduced sag or high temperature capabilities of ACCC™ conductor. We believe this win is significant because it represents a significant change in the perception of the use of ACCC™ conductor with U.S. utilities away from a “niche” product chosen when there was no other alternative available to solve a problem, to a product with performance and economic advantages that could be rolled out to replace a substantial amount of the transmission conductor within a given utility’s grid. We believe that this is the first of many such efficiency and economic benefit related sales for U.S. utility sales opportunities.

Within our China market, we reached an important milestone by obtaining approval to have ACCC™ conductor installed in a 500KV installation and we are working with our Chinese licensee and the local grid to secure a trial line at 1,000KV. The significance for this approval is that a substantial portion of the electrical transmission infrastructure spending in China is at 500KV or higher, including much of the projected Chinese stimulus bill spending. To reach that milestone, a discount was granted to our customer, Far East Composite Cable Company (“Far East”), as a strategic decision to position ACCC™ conductor at State Grid in China for projects at 500KV and above.  New large scale transmission projects in China are all moving to voltages at or above 500KV and we wanted to be designed into and installed in projects at this voltage immediately. As a result, we granted a special discount to induce State Grid to place the order with Far East, but demanded  better cash flow from them in return.  We were designed into the project at 500KV as planned, but the project is on hold in China pending assignment to a new transmission corridor.  The original line was subsequently upgraded to 1000KV and is still in the re-design phase.

Outside of China, our international efforts continue to expand and we are gaining traction on our strategy to diversify away from China.  We closed a significant order with a new customer in South Africa representing 217 km of ACCC™ conductor.  In Europe, we have received certifications in the UK with certifications expected shortly in Germany and Portugal.    We continue to see significant opportunity in the Latin American markets and have seen repeat orders for Chile and Mexico.  We expect initial orders soon in other South American countries.  We have certified the stranding capabilities for Midal for one size of conductor and we plan to review several additional sizes prior to their certification.  We expect that the certification will allow for closing near term sales that were delayed pending certification in the Middle East and Africa. We are also certifying two stranding sources in Indonesia.  Progress also continues in identifying local stranding sources in South and Latin America.

The sales and marketing initiatives begun in the latter half of fiscal 2008 were continued with multiple areas of the sales and marketing infrastructure completed.  These initiatives focused on developing a sales organization necessary to penetrate and support order solicitations, bid tenders, and to evangelize the efficiency message of the ACCC™ conductor product line.  CTC Cable filled out complete coverage of the U.S. and Canadian markets through its consortium of 19 sales agent representatives.  The sales organization also completed new sales collateral and sales tools to help automate bid and information requests including a new CTC Cable website in May, 2009.

The focus of our cable operations during the nine-month period ending June 30, 2009 has been to increase production to manage the large influx of orders from our new markets. We now have fourteen pultrusion machines in operation with each of the new production machines able to produce up to 3.5 km per day per machine and with order demand we would easily expect to have eighteen machines in operation with a projected annual capacity in excess of 18,000 km per year, sufficient capacity to provide in excess of $100 million in ACCC™ core revenue per year.

We believe that we have lined up sufficient raw materials supplies for our ACCC™ core to produce our expected ACCC™ product sales worldwide for the next twelve months.  The recent economic downturn has resulted in a decreased demand for aerospace grade carbon fiber, that we use to produce our composite core, resulting in increased availability of such materials for ACCC™ core.  We also worked very hard to decrease material costs for carbon and other production materials.  We will continue to work to expand our ACCC™ conductor production capacity through stranding and manufacturing agreements with targeted manufacturers worldwide. As we open new markets and we begin to sell ACCC™ conductor locally, we will look to sign additional agreements with local stranding sources.  Discussions with new stranding partners are underway at multiple locations worldwide.

The Company has provided non-GAAP measures such as EBITDAS at the segment and consolidated level in the following management discussion and analysis. The Company uses the non-GAAP information internally as one of several measures used to evaluate its operating performance and believes these non-GAAP measures are useful to and have been requested by, investors asthey provide additional insight into the underlying operating results viewed in conjunction with GAAP operating results.  For the non-GAAP EBITDAS measure, a significant portion of non-cash expenses is excluded, primarily for amortization of acquired DeWind related intangibles that occur ratably over time and stock based compensation charges that are valued based on the share price and volatility at the date of grant and then expensed as earned, typically upon vesting of service over time.  Management believes that an alternate view of operating results that exclude DeWind amortization and stock based charges is useful in evaluating current period operations.  The material limitation of non-GAAP EBITDAS compared with Net Income is that significant non-cash expenses are excluded.  Management compensates for such limitation by utilizing EBITDAS only for particular purposes and that it evaluates EBITDAS in the context of other metrics such as Net Income when evaluating the Company’s performance and financial condition. Non-GAAP measures are not stated in accordance with, should not be considered in isolation from, and are not a substitute for, GAAP measures. A reconciliation of GAAP to non-GAAP results has been provided in the relevant financial tables below.

The following table is a reconciliation of CTC Cable only “non-GAAP” EBITDAS discussed above for the three and nine months ended June 30, 2009 and 2008.

(Unaudited, In Thousands)	Three months ended June 30,
Cable Segment Only	2009	2008
Net income/(loss) from continuing operations	$(2,134)	$73

Interest, taxes, depreciation, amortization and stock-based compensation (ITDAS):
Interest	—	—
Taxes	—	—
Depreciation and amortization	257	197
Stock-based compensation	275	262
Total ITDAS	$532	$459

“Non-GAAP” EBITDAS	$(1,602)	$532

(Unaudited, In Thousands)	Nine months ended June 30,
Cable Segment Only	2009	2008
Net income/(loss) from continuing operations	$(4,384)	$2,378

Interest, taxes, depreciation, amortization and stock-based compensation (ITDAS):
Interest	1	—
Taxes	—	—
Depreciation and amortization	722	607
Stock-based compensation	1,303	815
Total ITDAS	$2,026	$1,422

“Non-GAAP” EBITDAS	$(2,358)	$3,800

EBITDAS decreased by 2.1 million to a loss of $1.6 million in the current quarter, and decreased by $6.2 million to a loss of $2.4 million in the current nine months as compared to the same periods in prior year due primarily to the lower revenues out of China, along with corresponding margin reductions, and increases in general and administrative and sales and marketing expenses.

RESULTS OF OPERATIONS

Revenues, Cost of Revenues, and Gross Margins:

During the quarter ended June 30, 2009, the geographical allocation of consolidated revenues was:

China/Asia	75.9%
Central America	10.2%
Europe	7.1%
North America	6.8%

During the quarter, three customers in China/Asia represented 75.9% of revenues (two customers from our Cable segment and one customer from our DeWind segment at 69.3% and 6.6%, respectively), one customer in North America from our Cable segment represented 5.6% of revenues, and one customer in Central America from our Cable segment represented 10.2% of revenues. For the current nine months, three customers in China /Asia represented 76.6% of revenues (two customers from our DeWind segment and one customer from our Cable segment at 44.1% and 32.5%, respectively), one customer in North America from our DeWind segment represented 6.5% of revenues.  No other customer represented greater than 5% of consolidated revenues.

Our revenues and gross margin analysis are listed in the table below.

	Three Months Ended June 30,
(Unaudited, In Thousands)	2009			2008
	Cable Segment	Wind Segment	Total	Cable Segment	Wind Segment	Total
Product Sales –Cable	$3,562	$—	$3,562	$6,651	$—	$6,651
Product Sales – Turbines	—	325	325	—	13,743	13,743
Other Turbine Related Revenue	—	106	106	—	107	107
Total Revenues	$3,562	$431	$3,993	$6,651	$13,850	$20,501

Cost of Sales - Cable	$2,931	$—	$2,931	$3,871	$—	$3,871
Cost of Sales – Turbines	—	654	654	—	15,898	15,898
Cost of Sales – Turbine Service	—	305	305	—	185	185
Total Cost of Sales	$2,931	$959	$3,890	$3,871	$16,083	$19,954

Gross Margin - Cable	$631	$—	$631	$2,780	$—	$2,780
Gross Margin % - Cable	17.7%	—	17.7%	41.8%	—	41.8%
Gross Margin – Turbines	—	(329)	(329)	—	(2,155)	(2,155)
Gross Margin % - Turbines	—	-101.2%	-101.2%	—	-15.7%	-15.7%
Gross Margin – Turbine Service	—	(199)	(199)	—	(78)	(78)
Gross Margin % - Turbine Service	—	-187.7%	-187.7%	—	-72.9%	-72.9%
Total Gross Margin	$631	$(528)	$103	$2,780	$(2,233)	$547
Total Gross Margin %	17.7%	-122.5%	2.6%	41.8%	-16.1%	2.7%

	Nine Months Ended June 30,
(Unaudited, In Thousands)	2009			2008
	Cable Segment	Wind Segment	Total	Cable Segment	Wind Segment	Total
Product Sales –Cable	$14,124	$—	$14,124	$28,137	$—	$28,137
Product Sales – Turbines	—	15,825	15,825	—	30,054	30,054
Other Turbine Related Revenue	—	537	537	—	1,062	1,062
Total Revenues	$14,124	$16,362	$30,486	$28,137	$31,116	$59,253

Cost of Sales - Cable	$10,063	$—	$10,063	$18,478	$—	$18,478
Cost of Sales – Turbines	—	16,654	16,654	—	31,563	31,563
Cost of Sales – Turbine Service	—	2,140	2,140	—	1,234	1,234
Total Cost of Sales	$10,063	$18,794	$28,857	$18,478	$32,797	$51,275

Gross Margin - Cable	$4,061	$—	$4,061	$9,659	$—	$9,659
Gross Margin % - Cable	28.8%	—	28.8%	34.3%	—	34.3%
Gross Margin – Turbines	—	(829)	(829)	—	(1,509)	(1,509)
Gross Margin % - Turbines	—	-5.2%	-5.2%	—	-5.0%	-5.0%
Gross Margin – Turbine Service	—	(1,603)	(1,603)	—	(172)	(172)
Gross Margin % - Turbine Service	—	-298.5%	-298.5%	—	-16.2%	-16.2%
Total Gross Margin	$4,061	$(2,432)	$1,629	$9,659	$(1,681)	$7,978
Total Gross Margin %	28.8%	-14.9%	5.3%	34.3%	-5.4%	13.5%

CABLE REVENUES. Product revenues for the quarter ended June 30, 2009 of $3.6 million consisted of 664 kilometers of ACCC™ core, ACCC™ conductor, and related ACCC™ hardware products sold primarily to Jiangsu New Far East Cable Company in China (600 km), and a new customer in Indonesia, PT Tranka (over 30 km).  Cable revenues decreased $3.1 million or 46.4% for the quarter and decreased $14.0 or 49.8% for the nine months ended June 30, 2009, compared to the same periods in prior year.

Cost of Sales and resultant Gross Margin on cable revenues for the three and nine months ended June 30, 2009 represent materials, labor, freight, and allocated overhead costs to produce ACCC™ conductor, ACCC™  core, and related hardware.  Cable gross margin decreased by $5.6 million or 58% for the nine months ended June 30, 2009. Margin percentages for the current quarter decreased to 17.7%, compared to the same period in prior year of 41.8% due to strategic discounts given to Jiangsu New Far East Cable Company in China,  a greater mix of lower margin ACCC™   hardware revenues, and a significantly reduced plant utilization as a result of lower production levels which resulted in an increased cost allocation per kilometer shipped, despite decreases in per unit materials costs.

TURBINE REVENUES. Turbine revenues for the quarter ended June 30, 2009 of $0.3 million consisted of the sales of parts and license fees primarily to China. Cost of sales for the quarter ended June 30, 2009 decreased $15.2 million to $0.7 million, which includes the cost for the parts, as well as operating and maintenance costs for turbines installed in the current fiscal year.

TURBINE SERVICE REVENUES. Turbine service revenues for the quarter ended June 30, 2009 of $0.1 million consisted of amortized deferred service and maintenance revenues and service billings related to turbines that were not transferred to the now discontinued E Services entity, typically for turbines recently ending their warranty periods. Turbine service revenues for the quarter ended June 30, 2008 of $0.1 million represents primarily amortization of deferred maintenance revenues for those turbines remaining under warranty which were not transferred to E Service. The decrease in revenues is due to decreased service billings for customers rolling off their warranty period who purchased maintenance services subsequent to their warranty termination.

Cost of revenues for turbine service represents the labor, parts, supplies, and overhead related to the servicing of turbines and the net effect of changes in our turbine availability and warranty provisions. Cost of revenues for the quarter ending June 30, 2009 increased by $0.1 million due to slightly higher charges related to warranty and availability provisions in the current quarter.

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

Consolidated operating expenses increased $16.9 million or 174.2% from $9.7 million in the quarter ended June 30, 2008 to $26.6 million, and increased $17.3 million or 59.9% from $28.9 million in the nine months ended June 30, 2008 to $46.2 million in the current nine month period. The current quarter increase is primarily due to goodwill impairment charges of $18.3 million, offset by decreases in stock compensation of $0.2 million, $0.4 million in general and administrative expenses due to expense control efforts, $1.2 million from prior year research and development expenses related to development of our D8.2 60 hertz US prototype, our D8.2 cold weather package, and D9 blade and $0.3 million in depreciation and amortization.

On a standalone basis, for the quarter ended June 30, 2009, Corporate expenses decreased $0.6 million or 23.6% compared to the same period in prior year, from $2.4 million to $1.9 million. The current quarter decrease is attributed to a decrease of $0.2 million in stock compensation charges and $0.4 million non-recurring legal, accounting and administrative expenses related to prior year financings and the prior year filing of our registration statement.

For the quarter ended June 30, 2009, CTC Cable expenses increased by $0.1 million or 2.1% compared to the same period in prior year, due to a $0.3 million increase in cash basis sales and marketing expenses resulting from an increase in our sales and marketing department, a $0.6 million increase in general and administrative expenses primarily due to chargebacks for production personnel costs related to non-production time worked during the quarter, coupled with increased legal fees of $0.4 million related to the intellectual property litigation, offset by a $0.9 million decrease in research and development costs from prior year development related to redundant resin suppliers.

For the quarter ended June 30, 2009, DeWind expenses increased by $17.4 million or 383.4% compared to the same period in prior year, due to a goodwill impairment charge of $18.3 million, a decrease of $0.6 million in general and administrative as a result of cost control measures, a decrease of $0.3 million from prior year research and development expenses related to development costs of our D8.2 60 hertz US prototype, our D8.2 cold weather package, and D9 blade, a decrease in intangible amortization of $0.3 million, and offset by an increase of $0.3 million in sales and marketing expenses primarily due to outside sales commissions earned for current year turbine contracts in process.

The following table provides a comparative analysis of operating expenses.

	Three Months Ended June 30,
(Unaudited, In Thousands)	2009				2008
	Corporate	Cable	DeWind	Total	Corporate	Cable	DeWind	Total
Officer Compensation	$771	$—	$—	$771	$858	$—	$—	$858
General and Administrative	1,098	1,065	1,336	3,499	1,587	419	1,923	3,929
Research and Development	—	499	1,284	1,783	—	1,390	1,567	2,957
Sales and Marketing	—	1,108	885	1,993	—	806	587	1,393
Depreciation and Amortization	—	93	149	242	—	92	466	558
Impairment of Acquired Goodwill	—	—	18,305	18,305	—	—	—	—
Total Operating Expenses	$1,869	$2,765	$21,959	$26,593	$2,445	$2,707	$4,543	$9,695

	Nine Months Ended June 30,
(Unaudited, In Thousands)	2009				2008
	Corporate	Cable	DeWind	Total	Corporate	Cable	DeWind	Total
Officer Compensation	$2,527	$—	$—	$2,527	$1,463	$—	$—	$1,463
General and Administrative	4,225	2,405	4,545	11,175	3,808	1,281	4,834	9,923
Research and Development	—	1,910	4,505	6,415	—	3,350	9,062	12,412
Sales and Marketing	—	3,855	1,767	5,622	—	2,474	1,286	3,760
Depreciation and Amortization	—	274	1,921	2,195	—	251	1,139	1,390
Impairment of Acquired Goodwill	—	—	18,305	18,305	—	—	—	—
Total Operating Expenses	$6,752	$8,444	$31,043	$46,239	$5,271	$7,356	$16,321	$28,948

OFFICER COMPENSATION. Officer compensation represents CTC corporate expenses and consists primarily of salaries, consulting fees, and the stock-based compensation for options issued to officers of the Company. Officer compensation decreased $0.1 million or 10.1% in the current quarter from $0.9 million for the quarter ended June 30, 2008, and increased $1.1 million or 72.7% in the current nine months from $1.5 million for the nine months ended June 30, 2008, due to a decrease in the current quarter versus an increase in the current nine months, respectively, related to stock-based compensation.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consisted primarily of salaries and employee benefits for administrative personnel, facilities costs, stock listing fees, insurance expenses, legal, professional and consulting expenses, and expenses related to reserves for uncollectible receivables. G&A expense decreased $0.4 million or 10.9% in the current quarter from $3.9 million for the quarter ended June 30, 2008, and increased $1.3 million or 12.6% in the current nine months from $9.9 million for the nine months ended June 30, 2008. The decrease in G&A expenses for the quarter is due to a $0.2 million decrease in stock compensation, a decrease of $0.6 million for the DeWind segment, a $0.5 million decrease in reduced corporate costs related to the prior year financings, offset by an increase of $0.6 million for the Cable segment related to chargebacks for production personnel costs related to non-production time worked during the quarter, along with increased legal fees.  The increase in G&A expenses for the nine months is due primarily to a $0.6 million increase in stock compensation, $0.4 million in additional corporate costs primarily from increased professional and public relations fees, $1.1 million increase in Cable G&A expenses due to litigation costs and current quarter chargebacks discussed above, offset by a $0.3 million decrease in DeWind G&A expenses.

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

Research and development expenses decreased $1.2 million or 39.7% in the current quarter from $3.0 million for the quarter ended June 30, 2008 and decreased $6.0 million or 48.3% in the current nine months from $12.4 million for the nine months ended June 30, 2008. The current quarter decrease is due primarily to costs related to prior year US prototype costs, blade and cold weather package development costs, with no comparable current year costs, and lower Cable research and development costs of $0.9 million due primarily to a combination of prior year development costs associated with additional supply sourcing efforts of composite core resins, along with reduced material testing and corresponding outside professional service costs.  The nine month decrease is due primarily to the same reasons above, with an additional nine month reduction of $4.8 million over the current quarter.

SALES AND MARKETING EXPENSE. Sales and marketing expense consisted primarily of salaries and commissions for sales and marketing personnel, expenses for consultants, equipment, travel, and printed marketing literature and sales materials. Sales and Marketing expenses increased $0.6 million or 43.1% in the current quarter from $1.4 million in the quarter ended June 30, 2008, and increased $1.9 million or 49.5% in the current nine months from $3.8 million in the nine months ended June 30, 2008. The current quarter increase was primarily due to a $0.5 million sales commission earned and recorded for the delivery and installation, currently in process, of two of our D8.2 wind turbines that shipped in the current quarter, but not completely installed as of June 30, 2009, coupled with an increase in Cable sales and marketing expenses caused by additional US and International headcount related expenses and expenses related to increased marketing efforts for our website enhancement and sales collateral changes.  The nine month increase of $1.9 million included a $0.4 million increase in stock compensation charges and $1.4 million due to increases in Cable sales and marketing expenses due to additional US and International headcount related expenses and expenses related to increased marketing efforts for our website enhancement and sales collateral changes, offset by a decrease in DeWind sales and marketing expenses of $0.5 million.

 DEPRECIATION & AMORTIZATION EXPENSE. Depreciation expense consisted of depreciation on capitalized equipment, leasehold improvements, and other capital assets and amortization of acquired intangibles. The depreciation and amortization expense decreased by $0.3 million or 56.6% for the current quarter from $0.6 million for the quarter ended June 30, 2008 and increased by $0.8 million or 57.9% for the current nine months from $1.4 million for the nine months ended June 30, 2008.  The decrease for the quarter and the increase for the nine months are due primarily to lower and higher amortization of intangibles for the quarter and nine months, respectively, related to our technology transfer agreements.

INTEREST EXPENSE. Interest expense consists of interest paid and payable on the Company's capital lease obligations, the cash interest payable on the Company’s Debentures and Notes and the amortization of the Notes discounts recorded for the value of the warrants and conversion features issued in conjunction with the Notes and Convertible Notes. Total interest expense decreased by $1.5 million or 77.7% in the current quarter from $1.9 million in the quarter ended June 30, 2008 and decreased $2.0 million or 59.7% in the current nine months from $3.4 million in the nine months ended June 30, 2008. The decrease in the current quarter and nine months is primarily due to lower interest on lower debt balances of the remaining $9.0 million in principal on our February, 2007 Convertible Notes and a reduction to zero of interest on capital lease obligations that were repaid in May, 2008.

IMPAIRMENT OF ACQUIRED GOODWILL.  Subsequent to June 30, 2009, the Company determined that it was probable that a transaction comprising a substantial portion of the operating assets and liabilities of the DeWind segment would be sold, which triggered a re-evaluation of goodwill, in accordance with accounting guidelines, and as a result a goodwill impairment charge of $18.3 million was recorded in the three and nine months ended June 30, 2009.

 INCOME TAXES. We made no provision for income taxes in the three and nine months ending June 30, 2009 due to net losses incurred except for minimum tax liabilities.  We have determined that due to our continuing operating losses as well as the uncertainty of the timing of profitability in future periods, we should fully reserve our deferred tax assets. As of June 30, 2009, our deferred tax assets continued to be fully reserved. We will continue to evaluate, on a quarterly basis, the positive and negative evidence affecting the realization of our deferred tax assets.

Net Loss

Our net income (loss) may be summarized as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(Unaudited, In Thousands)	2009	2008	2009	2008
Corporate	$(2,335)	$(4,725)	$(8,118)	$(8,881)

Cable	(2,134)	73	(4,384)	2,378

Dewind	(22,456)	(8,540)	(33,413)	(25,392)

Total Net Loss	$(26,925)	$(13,192)	$(45,915)	$(31,895)

Our net loss increased $13.7 million or 104.1% in the current quarter from $13.2 million for the quarter ended June 30, 2008, and increased $14.0 million or 44.0% in the current nine months from $31.9 million for the nine months ended June 30, 2008. The increase for the quarter was due primarily to goodwill impairment of $18.3 million, lower margins of $0.4 million, offset by decreases in operating expenses of $1.4 million, described above, interest and warrant modification expenses of $2.0 million, and a prior year $1.6 million loss in discontinued operations.  The net loss increase for the nine months was due primarily to the goodwill impairment of $18.3 million; $6.3 million in gross margin decreases in the Cable operations due to a combination of strategic discounts and product mix margins, with offsetting DeWind operations margin increases and decreases for license fees and inventory reserves and contract loss provisions, respectively; offset by decreases in operating expense of $1.0 million, primarily caused by a $6.0 million decrease in research and development expense related to decreased US prototype, blade development and cold weather package costs, a $2.0 million decrease in interest and warrant modification expenses, and a reduction of $7.0 million in losses related to discontinued operations of DeWind related businesses, offset by $2.4 million in increased stock compensation charges and $0.8 million in increased depreciation and amortization expense.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, our principal sources of working capital have been private debt issuances and equity financings.

For the nine months ended June 30, 2009, we had a net loss from continuing operations of $45.9 million. At June 30, 2009 we had $6.7 million of cash and cash equivalents, which represented a decrease of $15.9 million from September 30, 2008. The increase was due to cash used in operations of $19.9 million, cash used in investing activities for the purchase of property, plant and equipment of $1.5 million, offset by $4.7 million cash provided by financing activities from note payable proceeds, and from the effect exchange rates on cash providing $0.7 million.

Cash used in operations during the nine months ended June 30, 2009 of $19.9 million was the result of operating losses, offset by depreciation, amortization, and non-cash compensation expenses and working capital requirements, most significantly related to the purchase of turbine inventory parts and payments on accounts payable related to those parts, offset by additional cash receipts for deferred revenue.

If we were to retain the DeWind business, we anticipate that sales of our ACCC conductor will not be sufficient to sustain our combined operations including the DeWind segment without sufficient wind turbine orders with sizable customer advance payments of cash and further anticipate that we will continue to incur consolidated net losses due to our costs exceeding our revenues for an indefinite period of time.   On August 10, 2009 we signed an agreement to sell substantially all of the DeWind segment operations for cash.  Should this transaction close, we expect to immediately receive in excess of $30 million in cash proceeds upon any such closing.  Should the transaction close, the cash requirements to operate the company will decrease significantly as a result of reducing the operating expenses and working capital requirements for the wind turbine supply chain and we believe if the transaction closes, sufficient cash would be available to fund operations for the next twelve months.

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

For our DeWind business, during the year ended September 30, 2008 and the nine months ended June 30, 2009, there were substantial fluctuations in the turbine component costs driven in part by increased demand and in part due to raw materials increases that we were unable to pass through to our customers and which resulted in losses on several turbine supply contracts. These losses primarily related to fixed price contracts that were signed in 2007. Our current turbine supply contracts incorporate price escalators that allow a full or partial pass-through of additional materials price increases to our customers.

OFF BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

There are no off balance sheet arrangements. The following table summarizes our contractual obligations (including interest expense) and commitments as of June 30, 2009:

(Unaudited, In Thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	More than 3 Years
Debt Obligations	$12,761	$12,761	$—	$—
Operating Lease Obligations	$2,305	$1,696	$609	$—
Purchase Commitments	$12,000	$12,000	$—	$—
Capital Commitments	$3,500	$3,500	$—	$—

Capital commitments of $3.5 million represent accrued and unpaid commitments to a vendor to complete a sizable portion of the balance of the plant for the first 10 megawatt wind farm for the wind farm joint venture.

Not included in the table above are amounts included on our balance sheet under warranty liabilities. Our turbine warranty generally provides for payment of services for turbine related repairs as well as provides for compensation for availability penalties. Availability penalties are wind generating revenue guarantees payable in cash to wind farm operators if their turbine under warranty fails to meet minimum wind generation levels. As of June 30, 2009, we had accrued availability penalties relating to incurred and measured wind generating guarantees totaling $1,206,332 which are payable upon the resolution of the underlying claims. We currently classify all such payments as less than one year.

 ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk relates primarily to our cash balances and the effect that changes in interest rates have on the interest earned on that portfolio. Our convertible notes and debentures bear a fixed rate of interest.

As of June 30, 2009, we did not hold any derivative financial instruments for speculative or trading purposes. The primary objective of our investment activities is the preservation of principal while maximizing investment income and minimizing risk. As of June 30, 2009, we had $6.7 million in cash, cash equivalents and short-term investments that mature in three months or less. Due to the short duration of these financial instruments, we do not expect that a change in interest rates would result in any material loss to our investment portfolio.

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

ITEM 4: CONTROLS AND PROCEDURES

Based on an evaluation under the supervision and with the participation of the Company's management, including the Chief Executive Officer, the Chief Financial Officer and the Chief Operating Officer, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined under the Securities Exchange Act of 1934, as amended (Exchange Act)) were not effective as of June 30, 2009 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

During the nine months ended June 30, 2009 and through the date of this report, the Company improved the internal control structure and addressed the identified material weaknesses as follows:

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

The Company's management has identified the steps necessary to address the material weaknesses existing in 2008 described above and that remain as of June 30, 2009, as follows:

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

Except for the beginning of the transition of control of our DeWind inventory to TECO/Westinghouse in the fourth fiscal quarter of 2008 and which continued into the first fiscal quarter of 2009 as noted above, there were no changes in our internal control over financial reporting during the nine months ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than the remediation measures which are described above.

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

Evaluation of Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer/ and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of June 30, 2009 because of the material weaknesses identified above.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

There have been no material changes to the Legal Proceedings described in Form 10-K/A to be filed with the Securities and Exchange Commission on March 9, 2009, except as noted in Footnote 13.

ITEM 1A. RISK FACTORS

The following risk factors (i) have been added in connection with the Company’s pending Dewind asset sale transaction or (ii)  update the information contained in the Risk Factors listed in the Form 10-K/A filed with the Securities and Exchange Commission on March 9, 2009.  All of these risk factors should be read in conjunction with the risk factors listed in such Form 10-K/A

Risks Regarding the Asset Sale Transaction

THE AMOUNT OF CASH THE COMPANY RECEIVES IN THIS ASSET SALE TRANSACTION WILL VARY, DEPENDING ON THE RESULT OF CERTAIN POST-CLOSING ADJUSTMENTS, SO THAT IT MAY NOT RETAIN ALL OF THE CASH PAID TO IT AT THE CLOSING UNDER THE ASSET PURCHASE AGREEMENT.
Pursuant to the terms of the Asset Purchase Agreement, as consideration for the Dewind Asset Sale, the purchaser (“DSME”) will pay the Company approximately $49.5 million in cash at the closing of the sale of Dewind assets (“Dewind Asset Sale”).  This amount does not include a projected $2.3 million in transaction costs which the Company has incurred.  Within 90 calendar days following the closing of the Dewind Asset Sale, and depending whether the calculation yields a positive or a negative number, DSME or the Company will pay an additional amount to the other party, which is referred  to as the “purchase price adjustment,” equal to the difference (an amount which may be a positive or a negative number) obtained by subtracting (i) $25.2 million from (ii) the net value of the Dewind Assets (assets less assumed liabilities), as of the date of closing of the Dewind Asset Sale. While the Company does not currently expect that any reduction in the $49.5 million will be required as a result of these adjustments, there can be no assurance that it will not have to return a portion of the $49.5 million to DSME as a result of these adjustments.

THE AGREEMENT GOVERNING THE SALE OF THE DEWIND ASSETS REQUIRES THAT CERTAIN PROCEEDS ARE ESCROWED.  THE COMPANY HAS AGREED TO INDEMNIFY THE PURCHASER FOR BREACHES OF THE COMPANY’S REPRESENTATIONS MADE IN THE ASSET PURCHASE AGREEMENT AND SATISFACTORY COMPLETION OF TRANSITION ITEMS. THIS MAY RESULT IN CLAIMS AGAINST THE ESCROWED PROCEEDS.  IF INDEMNIFICATION CLAIMS ARE MADE, THE PROCEEDS OF THE ASSET SALE MAY BE SIGNIFICANTLY LOWER THAN EXPECTED.
DSME has required that approximately $11 million of the proceeds of the asset sale be placed into escrow for release up to two years after closing upon satisfactory completion of transition items, if the Company has not satisfied certain conditions required under the agreement, and if DSME has suffered damages as a result.  Some of these conditions may be outside of the control of the Company’s management to affect or it may be uneconomical for the Company to satisfy some of these conditions.  As a result, some or all of the escrowed funds may be withheld and remitted back to DSME if damages can be proven.  In addition, for misrepresentation of certain intellectual property sale representations, DSME may be indemnified for up to 75% of the purchase price of the assets under certain conditions and if actual damages can be proven.  As a result, there may be a requirement to indemnify DSME and the effective transaction price may be significantly and materially lower than expected by the Company.

THE FAILURE TO COMPLETE THE DEWIND ASSET SALE MAY RESULT IN A DECREASE IN THE MARKET VALUE OF COMPANY COMMON STOCK AND OTHERWISE MATERIALLY AND ADVERSELY AFFECT THE COMPANY.
DeWind, the Company and DSME are required to satisfy certain conditions prior to closing.  If either DeWind or the Company is unable to satisfy these conditions, some of which may be outside of the direct control of Dewind, the Company, or its management and personnel, and unless DSME approves a waiver of these conditions, the transaction closing may be delayed, the terms of the transaction may be modified, or the transaction may be cancelled in its entirety.  Should this occur, a separate bidder may need to be found which may result in a significant and material difference in the value of the DeWind assets. As a result, the Company cannot assure you that the Dewind Asset Sale will be completed. If the Dewind Asset Sale is not completed for any reason, the market price of our common stock may decline. In addition, failure to complete the Dewind Asset Sale may substantially affect the Company’s ability to implement its business.

A PORTION OF THE CASH PROCEEDS RELATE TO ASSETS SOLD BY A EUROPEAN SUBSIDIARY OF THE COMPANY.  RESIDUAL LIABILITIES AND TAX CONSEQUENCES MAY AFFECT THE COMPANY’S ABILITY TO ULTIMATELY RECEIVE SUCH PROCEEDS.
Approximately $3 million of the proceeds of the transaction relates to a bulk asset sale of assets located in Germany.  The repayment of intercompany loans and other cash transfers for these funds may not be possible or the residual liabilities may consume the cash paid for these assets.  Repatriation of this cash may cause tax liabilities or other tax or capital account consequences for the remaining European subsidiaries.

THE COMPANY WILL BE UNABLE TO COMPETE WITH DEWIND BUSINESS FOR FIVE YEARS FROM THE DATE OF CLOSING.
The Company  has agreed that, for a period of five years after the closing of the Dewind Asset Sale, it will not (i) directly or indirectly participate with, control or own an interest in any entity that is engaged in the business of manufacturing, selling, or marketing wind turbines anywhere in the world, or (ii) solicit, induce, encourage or attempt to persuade any employee of Dewind to terminate his or her employment relationship with Dewind, or offer to hire any Dewind employee. The Company’s remaining business, the CTC Cable business along with the wind farm business, are not deemed to compete with Dewind’s business. However, the non-compete provisions will restrict the Company’s ability to engage in any business that competes with Dewind’s business for five years from the date of closing.

ALTHOUGH THE BOARD OF DIRECTORS MAY, SUBJECT TO COMPLIANCE WITH THE TERMS OF THE ASSET PURCHASE AGREEMENT, TERMINATE THE ASSET PURCHASE AGREEMENT IN COMPLIANCE WITH ITS FIDUCIARY DUTIES IN ORDER TO ACCEPT AN UNSOLICITED SUPERIOR ACQUISITION PROPOSAL, THE REQUIREMENT THAT THE COMPANY PAYS A TERMINATION FEE IN ORDER TO ACCEPT SUCH A PROPOSAL MAY DISCOURAGE THE MAKING OF ANY SUCH PROPOSAL.
The board of directors may, subject to compliance with the terms of the Asset Purchase Agreement, terminate the Asset Purchase Agreement in order to comply with its fiduciary obligations to the shareholders, which could include the ability to accept an unsolicited superior proposal. However, the requirement that the Company pays DSME a termination fee of $2,000,000 in certain circumstances in order to accept an unsolicited superior proposal may operate to discourage third-parties from making any such proposal.

ASSUMPTIONS REGARDING THE STATE AND FEDERAL TAX CONSEQUENCES OF THE TRANSACTION MAY BE INACCURATE.
The proposed Dewind Asset Sale will be a taxable transaction to the Company and Dewind for U.S. federal and state income tax purposes. If the Dewind Asset Sale is completed, the Company will realize gain with respect to the Dewind assets equal to the difference between the proceeds received by Dewind on such sale and our tax basis in the assets sold.

For purposes of calculating the amount of the tax gain, the proceeds received by the Company will include the cash received, and any other consideration received. The Company does not believe, however, that there will be material tax incurred.  The Company believes it has sufficient usable net operating losses to offset a majority of the income or gain recognized by it for “regular” federal income tax purposes as a result of the Dewind Asset Sale. The Company also expects the Dewind Asset Sale will not generate a significant federal alternative minimum tax liability. Therefore, it will not set aside any material amounts of cash specifically for the payment of any tax liability. It may also be subject to state income taxes to the extent that gains exceed losses for state tax law purposes, but it does not estimate that such taxes will be significant. However, there can be no assurance that the Internal Revenue Service or relevant state tax authorities will ultimately assent to management’s tax treatment of the Dewind Asset Sale or the net operating losses. To the extent the Internal Revenue Service or any relevant state tax authorities ultimately prevail in re-characterizing the tax treatment of the Dewind Asset Sale or the net operating losses, there may be adverse tax consequences to the Company, including that it could owe income taxes with respect to the entire purchase price.

THE COMPANY’S BUSINESS FOLLOWING THE SALE OF DEWIND ASSETS WILL BE ENTIRELY DEPENDENT ON THE SUCCESS OF ITS CTC CABLE SUBSIDIARY, WHICH FOR THE NINE MONTHS ENDED JUNE 30, 2009  REPRESENTED  46.4% OF ITS REVENUE.
After the closing of the Dewind Asset Sale, the Company will be smaller and have limited assets and revenue. Accordingly, management’s focus will be on the development and growth of its remaining subsidiary, CTC Cable, which, for the nine months ended June 30, 2009, has generated less than 47% of the Company’s total revenues and as of June 30, 2009, constituted 10.8% of total assets. For the year ended September 30, 2008, CTC Cable accounted for less than 44% of total revenues and approximately 29% of total cost of goods. The Company’s net sales for the foreseeable future will be substantially lower after the sale of the Dewind assets. The Company cannot assure you that the CTC Cable business will achieve profitability in the near term.  All risk factors of the CTC Cable business as described in the Company’s Form 10-K/A for the year ended September 30, 2008 are magnified for the Company as CTC Cable will be its primary business following the Dewind Asset Sale.

Risk Factors that update information contained in the Form 10-K filing

WE EXPECT FUTURE LOSSES AND OUR FUTURE PROFITABILITY IS UNCERTAIN.
Prior to acquiring Transmission Technology Corporation, or TTC, in November 2001, we were a shell corporation having no operating history, revenues from operations, or assets since December 31, 1989. We have recorded approximately $60 million in ACCC product sales since inception and we have $57 million in Turbine and related services revenues since the acquisition of DeWind on July 3, 2006. Historically, we have incurred substantial losses and we may experience significant quarterly and annual losses for the foreseeable future. We may never become profitable. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. We expect the need to significantly increase our product development and product prototype and equipment prototype production expenses, as necessary. As a result, we will need to generate significant revenues and earnings to achieve and maintain profitability.

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
Since inception, our accountants have issued a report relating to our audited financial statements which contains a qualification with respect to our ability to continue as a going concern because, among other things, our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future or to obtain the necessary financing to meet our obligations and repay our liabilities from normal business operations when they come due. There is no guarantee that the products will be accepted or provide a marketable advantage, and therefore, no guarantee that the commercialization will ever be profitable. For the nine months ended June 30, 2009, we had a net loss from continuing operations of $45.9 million and negative cash flows from operations of $19.9 million. For the fiscal year ended September 30, 2008, we had a net loss from continuing operations of $43.3 million and negative cash flows from operations of $51.4 million. For the fiscal year ended September 30, 2007, we had a net loss from continuing operations of $30.6 million and negative cash flows from operations of $22.2 million. For the fiscal year ended September 30, 2006, we had a net loss from continuing operations of $26.6 million and negative cash flows from operations of $6.5 million.

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
Over the past 27 months, the US Dollar has fluctuated against foreign currencies, notably the Euro. When the Company purchased the DeWind subsidiary in July, 2006, the Dollar to Euro exchange rate was approximately $1.29 to the Euro. As of June 30, 2008 the exchange rate was $1.58 to the Euro for a 22.5% decline in the dollar from July 3, 2006 to June 30, 2008. The Euro subsequently devalued to $1.41 as of June 30, 2009. We currently do not hedge our foreign currency risk.  We currently purchase significantly all of our turbine components and parts from overseas suppliers, primarily in Europe and a significant percentage of our parts are payable in Euros. We have contractual commitments with certain key suppliers that call for payment denominated in the Euro. We also have contractual commitments under past warranties that call for payments in Euros and we conduct a substantial portion of our DeWind development efforts in Germany. To the extent that the Dollar to Euro exchange rates change significantly, any such change could have a material impact on the operations and financial results of the company.

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

AS OF AUGUST 5, 2009, 4,728,000 COMMON SHARES ARE ISSUABLE UPON EXERCISE OF ALL OUTSTANDING OPTIONS, WARRANTS AND CONVERSION OF CONVERTIBLE NOTES FOR LESS THAN THE MARKET PRICE OF $0.30 PER SHARE. CASH PROCEEDS RESULTING FROM THE FULL EXERCISE AND CONVERSION OF THESE SECURITIES WOULD BE APPROXIMATELY $1,182,000. WHILE CURRENT MARKET PRICES ARE BELOW SUBSTANTIALLY ALL OF OUR CONVERTIBLE EQUITY SECURITIES, INCLUDING OPTIONS AND WARRANTS, A SUBSTANTIAL NUMBER OF OPTIONS WERE RECENTLY RE-PRICED TO $0.35 PER SHARE.  A PRICE INCREASE ABOVE THAT STRIKE PRICE WOULD RESULT IN APPROXIMATELY 22,000,000 OPTIONS EXERCISABLE AT $0.35 PER OPTION OF WHICH FULL EXERCISE WOULD INCREASE THE OUTSTANDING COMMON SHARES BY 9% TO APPROXIMATELY 314,716,000 SHARES.
The exercise price or conversion price of outstanding options, warrants and convertible notes may be less than the current market price for our common shares. In the event of the exercise of these securities, a shareholder could suffer substantial dilution of his, her or its investment in terms of the percentage ownership in us as well as the book value of the common shares held. At the August 5, 2009 market price of $0.30 per share, 4,728,000 shares would be exercisable or convertible for less than the market prices. Full exercise and conversion of these below market shares would result in us receiving cash proceeds of $1,182,000 and would increase the outstanding common shares to approximately 292,716,000 shares.  While current market prices are below substantially all of our convertible equity securities, during the quarter ended March 31, 2009 most employee and contractor options were re-priced to $0.35 per option.  As of March 31, 2009 approximately 22,000,000 options were vested and exercisable at $0.35 or less.  Full exercise of these options and in the money warrants and options would increase the outstanding common shares by 9% to approximately 314,716,000 shares with proceeds of approximately $8.6 million if fully exercised for cash.

ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Item 3.02 Unregistered Sales of Equity Securities.

On June 30, 2009, we issued 4,000,000 warrants with an exercise price of $0.25 per warrant and a 10% secured promissory note in the principal amount of $5.0 million due December 30, 2009  to an accredited investor in connection with a bridge financing.

The issuance of the warrants triggered anti-dilution protection in several series of previously issued warrants and in the conversion price of the remaining $9,037,280 of Convertible Notes due January 30, 2010.  The conversion price of the Convertible Notes was reduced from $1.00 to $0.99, which would result in an additional 91,289 shares issuable upon full conversion of the remaining Notes.   The intrinsic value of the additional shares issuable upon full conversion is $27,000, which will be amortized to interest expense over the expected remaining life of the Convertible Notes.  Previously outstanding warrants with exercise prices between $0.96 and $1.28 and which expire between February, 2010 and May, 2011 were reset by between $0.01 and $0.02 per warrant and which resulted in $10,000 of additional expense, calculated as the difference in fair value of the warrants immediately before and after the change in exercise prices.

The issuances to these investors were exempt from registration pursuant to Section 4(2) of the Securities Act.

ITEM 3 - DEFAULTS ON SENIOR SECURITIES

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 - OTHER INFORMATION

None

ITEM 6 - EXHIBITS

EXHIBIT INDEX

Number	Description

3.1(1)	Articles of Incorporation of the Company

3.2(2)	Certificate of Amendment to Articles of Incorporation

3.2(3)	Bylaws of Composite Technology Corporation, as modified January 6, 2006

10.1(4)	Letter and Option agreement by and between Composite Technology Corporation and Michael Lee

10.2(5)	Form of 2002 Non-Qualified Stock Compensation Plan Master Option Agreement

10.3(5)	Form of 2002 Non-Qualified Stock Compensation Plan Stock Option Notice of Modification and Reissuance

10.4(5)	Form of 2008 Stock Option Plan Stock Option Grant Notice

10.5(5)	Form of 2008 Stock Option Plan Master Option Agreement

10.6(6)	Loan Agreement dated as of June 30, 2009

10.7(6)	Promissory Note dated as of June 30, 2009

10.8(6)	Form of Warrant to purchase common stock

10.9(6)	Security Agreement dated as of June 30, 2009

10.10(6)	Stock Pledge Agreement (including form of Irrevocable Proxy) dated as of June 30, 2009

10.11(6)	Subsidiary Guaranty dated as of June 30, 2009

10.12(6)	Grant of Security Interest in Trademarks between the Lender and the Company dated as of June 30, 2009

10.13(6)	Grant of Security Interest in Patents between the Lender and CTC Cable Corporation dated as of June 30, 2009

10.14(6)	Grant of Security Interest in Copyright between the Lender and CTC Cable Corporation dated as of June 30, 2009

10.15(6)	Grant of Security Interest in Trademarks between the Lender and CTC Cable Corporation dated as of June 30, 2009

10.16(6)	Grant of Security Interest in Patents between the Lender and DeWind, Inc. dated as of June 30, 2009

31.1(7)	Rule 13a-14(a) / 15d-14(a)(4) Certification of Chief Executive Officer

31.2(7)	Rule 13a-14(a) / 15d-14(a)(4) Certification of Chief Financial Officer

32.1(7)	Section 1350 Certification of Chief Executive Officer

32.2(7)	Section 1350 Certification of Chief Financial Officer

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

(2) Incorporated herein by reference to Form 8-K filed with the U.S. Securities and Exchange Commission on December 18, 2007.

(3) Incorporated herein by reference to Form 8-K filed with the U.S. Securities and Exchange Commission on January 12, 2006.

(4) Incorporated herein by reference to Form 8-K filed with the U.S. Securities and Exchange Commission on January 26, 2009.

(5) Incorporated herein by reference to Form 8-K filed with the U.S. Securities and Exchange Commission on February 10, 2009.

(6) Incorporated herein by reference to Form 8-K filed with the U.S. Securities and Exchange Commission on July 7, 2009.

(7) Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPOSITE TECHNOLOGY CORPORATION
(Registrant)

By: /s/ Benton H Wilcoxon
Benton H Wilcoxon
Chief Executive Officer

August 10, 2009