Form 10-K
period 2009-09-30
COMPOSITE TECHNOLOGY CORP
filed 2009-12-14
CIK 317477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2009

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

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: Common Stock:
$0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant on March 31, 2009, the last business day of the registrant's most recently completed second fiscal quarter was $50,414,923 (based on the closing sales price of the registrant's common stock on that date). Shares of the registrant's common stock held by each officer and director and each person who owns more than 5% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of November 30, 2009 there were 288,108,370 shares of Common Stock issued and outstanding.

COMPOSITE   TECHNOLOGY CORPORATION

TABLE OF CONTENTS

CAUTION REGARDING FORWARD-LOOKING INFORMATION

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties that could cause our actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, risks related to the following: uncertain cash flows, the need to collect accounts receivable, our need for additional capital, demand for our products, decrease in energy demand and corresponding decrease in energy prices, costs related to restructuring our corporate structure, competition, our need to protect and maintain intellectual property, litigation, raw material costs and unavailability, changing government regulations, the loss of significant customers or suppliers, the limited market for our common stock, the volatility of our stock price, issues related to the sale of DeWind and residual liabilities associated with DeWind and its discontinued operations and other factors referenced in this and previous filings. When used in this report, the words "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Annual Report. We undertake no obligation to publicly release any revisions to the forward-looking statements after the date of this document. You should carefully review the risk factors described in this report and other documents we will file from time to time with the Securities and Exchange Commission, including our Quarterly Reports on Form 10-Q filed by us in our 2009 fiscal year, which ran from October 1, 2008 to September 30, 2009.

As used in this Form 10-K, unless the context requires otherwise, "we", "us," the "Company" or "CTC" means Composite Technology Corporation and its subsidiaries.

PART   I

Item 1 - BUSINESS

I. Overview

Composite Technology Corporation (“CTC” or the “Company”) develops, produces, and markets innovative energy efficient and renewable energy products for the electrical utility industry.  CTC’s products incorporate advanced composite materials and innovative design solutions that result in energy efficient conductors for electrical transmission systems. The Company’s products benefit from proprietary and patented technologies which create products that we believe have substantial economic benefits over similar, more traditional products.  The Company was incorporated in Florida on February 26, 1980 as El Dorado Gold & Exploration, Inc. and reincorporated in Nevada on June 27, 2001 and renamed Composite Technology Corporation.  Our fiscal year begins on October 1 and ends the following year on September 30.  We maintain our principal corporate offices at 2026 McGaw Avenue, Irvine, California 92614.  Our telephone number at that address is (949) 428-8500.  We maintain a website at www.compositetechcorp.com.  On our website, we also publish information relating to CTC’s corporate governance and responsibility.  The content on any web site referred to in this filing is not incorporated by reference into this filing unless expressly noted otherwise.

During fiscal 2009, the Company operated under two operating segments. (1) The cable segment operated as CTC Cable and (2) the wind turbine segment operated as DeWind.  Our primary products consist of ACCC® conductor for electricity sold under the CTC Cable segment (“Cable”) and the DeWind wind powered electricity-generating turbines sold under the DeWind segment (“Wind”).  In September 2009, the Company sold substantially all of its operating assets and liabilities of DeWind to Daewoo Shipbuilding and Marine Engineering Co. Ltd. (DSME) for a gross amount of $49.5 million.  The operations of DeWind as well as residual assets and liabilities of DeWind are being accounted for as discontinued operations.

The CTC Cable segment sells ACCC® conductor, an advanced composite core overhead electrical transmission conductor, and manufactures and sells ACCC® core, the composite core component of the ACCC® conductor, along with hardware connector accessories specifically designed for ACCC® applications.  We sell ACCC® conductor and core directly to customers and through various distribution agreements both internationally and in North America.  We also sell ACCC® conductor connecting hardware and assist with engineering design services.  ACCC® conductor has been available for commercial sale since June, 2005.  We have marketed ACCC® conductor as the most energy efficient, highest performance and overall cost efficient alternative to traditional ACSR (Aluminum Conductor Steel Reinforced), newer variant ACSS (Aluminum Conductor Support Steel), new technology ACCR (Aluminum Conductor Composite Reinforced), AAAC (All Aluminum Alloy Conductor), and AAC (All Aluminum Conductor).  Our revenues from our CTC cable products for the 2009, 2008 and 2007 fiscal years were $19.6 million, $32.7 million, and $16.0 million respectively.

The DeWind segment produced wind turbines for electricity production and intended to develop wind farms incorporating these turbines.  The DeWind segment represents the successor operations of the EU Energy, Ltd., which was acquired in July 2006.  In November, 2008 after the realization that the worldwide economic and banking crises were severe and were resulting in a significant delay or elimination of financing for our customers’ wind farms, the Company made a decision to seek strategic investment partners or to divest its ownership stake in DeWind.  In September, 2009 the Company sold substantially all of DeWind’s assets and operating liabilities to DSME.   Under the terms of the transaction, described in greater detail below, the Company is prohibited from developing, marketing, or selling competing wind turbine technology for five years except that the Company retained the rights to develop and sell wind farm projects.

The divestiture of DeWind was a decision driven by the worldwide banking and credit crisis.  DeWind had focused its sales and marketing efforts into the North American and South American markets to take advantage of its innovative D8.2 technology.  Following the June 2008 cash investment by Credit Suisse and the signing of turbine contracts in September and early October, DeWind began to invest a significant amount of cash into its supply chain to fulfill orders.  In October 2008, DeWind’s largest customer defaulted on a progress payment, which was the result of that customer losing their project financing, a consequence of the continuing worldwide banking and credit crisis that began in late 2008.  Other customers that could have absorbed the delivery of some or all of the turbines under order were similarly unable to obtain project financing during the credit crisis.  By November 2008, the Company’s management developed a contingency plan in case wind project financing in North and South America continued to be unavailable for our customers.  That plan was to engage RBS Securities to find a strategic investor or to sell DeWind outright while reducing the investment in the supply chain to a minimum, while still maintaining the viability of DeWind to fulfill the remaining DeWind sales contracts.

II. Our Strategy

Our strategy is to penetrate the electrical utility markets with our more energy efficient and economically advantageous products that provide solutions to long-standing problems endemic in most electrical transmission and generation systems.  We incorporate our composite materials technology knowledge to invent products and improve existing energy products that provide novel solutions in the energy industry.   We focus on development of profitable products that, once adopted, will have substantial technical, efficiency, and economic advantages over existing energy products.

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

•	We use operational disciplines and process methodologies, tools, and resources to execute more effectively to provide our customers with reliable and quality products.

•	We seek relationships with industry leaders when necessary to achieve our strategic goals and emphasize initial sales to industry leaders so that we can best leverage our sales and marketing efforts.

•	We seek to capitalize on the expected transmission grid enhancements including the “Smart Grid” as well as increased U.S. and other capital spending on mission critical electrical grid improvements.

•
We market our products as cost-effective solutions that promote energy efficiency and which reduce greenhouse gas emissions through reduced transmission power losses and related reduction in power generation from fossil-fuel power plants.

Our strengths are derived from our ability to identify and address problems inherent in existing electrical utilities, which the industry considers normal operating constraints.  We then develop and market products that are designed to be innovative and economically superior solutions to the underlying problems and to provide a superior return on investments in transmission and generation assets.  We protect our competitive advantages through a worldwide intellectual property strategy on our products.

III. Industry Background

The transmission grid consists of multiple transmission lines that connect and interconnect power produced at power plants that are transmitted via high voltage transmission lines to substations near population centers where they are stepped down in voltage and delivered through distribution systems to customers.  Each transmission corridor contains at least one transmission circuit consisting of three wires in standard three phase AC transmission systems.  In the less common DC transmission systems there are two wires per circuit.  Typically, a transmission corridor from a very large production facility may have multiple circuits on the same towers and each circuit may have “bundled” conductors of between 2-4 wires per bundle per phase.   The industry term for three single transmission conductors for a mile is a “circuit mile.”  The Company converts circuit miles or circuit kilometers to linear miles or kilometers as key metrics for production and sales results.

Bare overhead transmission conductors have been in use since the beginning of the electricity age and form the backbone of the electrical grid. Overhead transmission conductors are the primary method used in the grid to connect power generation plants to population centers, since generation plants are often many miles away from the eventual consumers.

The transmission of electricity from power production to the consumer can be thought of as a grid of electrical “energy pipelines” in the sky.  In the developed world, under the demand conditions contemplated decades earlier, the grids were engineered to handle a relatively low level of power transmission and therefore smaller “pipes” were engineered as compared to today’s requirements.  For example, in the U.S. most of the transmission grid was designed and erected in the 1950s, with expectations of a significantly lower population and per capita electricity consumption. Existing electrical transmission grids use bare overhead conductors as these “pipes”, which have been in existence for over 100 years and predominantly use the industry standard known as ACSR.  ACSR consists of a steel wire core stranded with aluminum wire.   The steel serves as the strength component required for the high tension between the support structures while the aluminum is the primary electricity conducting material.

The use of steel wire as a strength component has three primary drawbacks:  steel is heavy, it is subject to corrosion over time, limiting its life, and like all metals it exhibits thermal expansion, that causes line sag as it heats. Under electrical power load the steel strength component in standard ACSR conductor heats and stretches which results in the ACSR drooping closer to the ground, called “sag” in the electrical transmission industry.  Grid and safety regulations require minimum ground clearances for conductors.  The worldwide transmission grids were designed to overcome the weight and sag drawbacks by placing the conductor under high tension thereby requiring expensive heavy duty tall tower structures spaced close enough together in order to hang ACSR at such heights so as to allow for the expected operational power loads. The heavy duty tower structures are engineered for the combined weight of the ACSR steel core and the aluminum wire it supports, while the close proximity of the towers allows a pre-engineered amount of conductor sag to allow for high power load conditions.  In a typical transmission grid project, the cost of siting, constructing and maintaining tower structures can be as much as 80% of the total cost of the project, depending on the size and strength of the towers and remoteness of the tower sites, which often require helicopters to bring materials to the tower site.

Total Cost of Ownership:

Historically the industry approach to the total cost of ownership for a transmission line consisted of:
i.	capital costs for the tower structures and the ACSR conductor; and
ii.	routine maintenance for the conductor and tower structures.

With the advent of products such as ACCC® conductor this conventional wisdom is beginning to change.  Twenty years ago, very little thought was given to the concept of power losses in the lines, called “line losses” in the power industry.  There were no commercial alternatives to ACSR and most of the transmission line infrastructure had been engineered decades before the rapid increase in electricity consumption over the past twenty years.  Line losses were an acceptable cost of business for the electrical energy in the U.S.

Resistance in transmission and distribution conductors, transformers, and other electrical infrastructure cause line losses through heat losses.  According to the U.S. Department of Energy (U.S. DOE) Office of Electricity Delivery & Energy Reliability, the line losses from distribution and transmission increased from 5% of generated power in 1970 to 9.5% in 2001 (http://sites.energetics.com/gridworks/grid.html pg 2). On average, using 2001 data, a power plant generating 100 Megawatts of power will deliver just over 90 megawatts to a consumer, with the rest of the power lost through heat from the transmission and distribution conductors and the transformers.

The Company views the additional power generation required to offset line losses of the transmission corridor to be a cost of ownership that was previously never considered by the transmission line operator.  We believe that more efficient conductors such as ACCC® conductor will reduce the total cost of ownership by reducing the line losses if compared to existing transmission conductor alternatives.

Line losses cost consumers in two ways:

Economically, the losses are passed through to the consumer through higher rates since it requires the utility or power generating company to produce more power to deliver the required megawatts.  The total retail value of grid losses for 2008, based on U.S. DOE Information Administration data, are estimated at over $30 billion.  According to the November 2003 U.S. Climate Change Technology Program report, 60% of the losses are from transmission and distribution lines resulting in an estimate of $18 billion in economic losses due to U.S. transmission and distribution conductor line losses.  Incremental to this cost would be the value, or cost, of the monetization of the greenhouse gas emissions mentioned below.

Environmentally, the line losses represent additional greenhouse gas emissions.  In 2007, based on U.S. DOE Information Administration data, over 2.5 billion metric tons of CO2 was emitted in the U.S. from conventional power plants.   Based on the information in the sources cited above, approximately 5.7% or 142 million metric tons of pollution is caused by line losses, the annual equivalent of approximately 26 million automobiles.

Over the past several years, an intense media focus on climate change has raised the awareness of the need to reduce greenhouse gas emissions. Information is readily available on the Internet for U.S. based studies by the U.S. Department of Energy, the California Air Resources Board, and Stanford University’s Precourt Institute for Energy Efficiency, and internationally by McKinsey & Company’s landmark “Pathway to a Low Carbon Economy” study which focuses on cost-effective methods towards global greenhouse gas reductions.  Both the Precourt and McKinsey studies use an “abatement cost curve” or “marginal abatement curve” which provides the cost effectiveness of different greenhouse gas solutions and graphs the greenhouse gas reduction against the total cost of ownership. Although none of these studies segregate transmission and distribution grid improvements under a separate heading, each study has “other utility efficiency” categories and each is considered to be a significantly cost-effective method of greenhouse gas reductions, listed as a “negative cost” for CO2 remediation.

Recently, much public attention has been given to the “Smart Grid”, which consists of a system of monitoring sensors, and grid management tools to optimize the existing grid.  CTC Cable sees this as beneficial since it highlights the need for an improved transmission grid, however compared to reconductoring constrained transmission lines, provides a much lower return on invested capital.

IV. Our Solutions and Competitive Advantages

The state of the transmission grids around the world and the issues faced by grid managers can be divided into two general categories:

•	The existing grid is aged and capacity constrained due to the greater demand for electricity by consumers and a lack of historical investment in the grid.
•	New markets in developing countries and new sources of renewable energy, such as solar or wind energy require investment in new transmission lines.

We believe that our ACCC® conductor solution provides a superior total economic return over all other existing bare overhead transmission conductors.  The total cost of ownership over the life cycle of either a new transmission line or for replacement of existing transmission lines is significantly reduced as compared to the total cost of ownership of ACSR or other conductor products after factoring in the following costs and benefits:

Capital Costs:
•	Lower capital costs for tower structures due to fewer or lighter weight tower structures (approximately 80% of typical transmission project cost)
•	Higher per foot (or meter) capital cost of the more energy efficient ACCC® conductor vs. ACSR (approximately 20% of typical transmission project cost)

Net capital costs have been lower for most ACCC® conductor installations to date.

Recurring Benefits:

•	Decreased power production costs resulting from decreased line losses of approximately 33% vs. ACSR, due to the higher aluminum content of ACCC® conductor, which has more conductivity
•
Increased transmission revenues at peak demand periods since ACCC® conductor can transmit more electricity capacity and operate at higher peak operating temperatures which provides utilities with better grid management capabilities

•
Reduced “congestion costs”, defined in the industry as the requirement to purchase more expensive power due to transmission line constraints which prevent the delivery of less expensive, or possibly less pollutive power to the consumer

•	Reduced system “brownouts” or “rolling blackouts”, which in turn cause unquantifiable general economic losses to utility customers
•
Currently unquantifiable economic savings and significant environmental benefits due to avoided greenhouse gas emissions by otherwise greater required fossil fuel power generation to supply the lost power.

Product History:

Our conductor product was conceived in response to the California energy crisis during the early to mid 2000's and increased public awareness that the crisis was not due to a shortage of power generation, which was the conventional wisdom at the time, but rather due, in part, to constraints in certain transmission corridors.  In 2001, the Company founders surmised that a more efficient and effective transmission conductor solution would be to redesign the transmission conductors themselves, by replacing the heavy steel wire strength “core” used in traditional “bare overhead” conductors with a light weight composite core using existing carbon and glass composite technologies.   The idea was the creation of a conductor that has a greater aluminum cross section for the same diameter conductor that would have the same weight and would require fewer or smaller towers, thus reducing the overall cost of installation.

In very simple terms, analogous to the concept that a larger water pipe will deliver more water at lower pressure, than a smaller water pipe; the aluminum on a conductor functions as the “electricity pipe.”  Under identical operating conditions, a conductor with a greater aluminum cross-section will therefore conduct more electricity, at a lower temperature, at less resistance, and with lower power losses through heat, than a conductor with a smaller aluminum cross-section.

Cutaway of ACCC® conductor compared with a traditional ACSR Conductor:

We have replaced the steel core of traditional ACSR conductor with a lighter, stronger composite core to create ACCC® conductor.  By taking out the weight of the steel and using annealed aluminum, for the same size diameter and weight conductor as ACSR we are able to increase the conductive cross section allowing approximately 28% more aluminum.  In effect, for the same weight and size, ACCC® conductor functions as a larger “electricity pipe” which will allow for easy replacement on existing tower structures or, for new construction provides for a larger “electricity pipe” on smaller, fewer, and cheaper tower structures.

The source of the benefit is our proprietary ACCC® composite core, which forms the strength component of ACCC® conductor.   The ACCC® core consists of aerospace grade carbon fiber and industrial glass fibers, infused with a proprietary resin mixture, and pulled through a heated die in a proprietary pultrusion process.  We manufacture our ACCC® core in our ISO 9001:2008 certified plant in Irvine, California on internally designed and constructed machinery that is easily duplicated and scalable into additional locations.  The ACCC® core is then shipped to an outsourced licensed contract manufacturer where it is stranded with trapezoidal aluminum wire around the core.

We sell ACCC® conductor either as a completed conductor ready for installation on the grid or as ACCC® core to licensed aluminum stranding manufacturers, which then strand the ACCC® core and sell the finished ACCC® conductor to their customers.   As part of our product offering, we also design and manufacture the hardware required to connect ACCC® conductor to the tower structures and for splicing lines together.  We deliberately designed ACCC® hardware to be installed in a manner consistent with ACSR.  While ACCC® conductor does require attention to certain differences in handling than ACSR, ACCC® conductor installations do not require special tools and are installed in the same amount of time on the same transmission tower structures.

Other than as disclosed in our patents, patent applications, and marketing materials, we consider our manufacturing process, the components used and material mixtures, types of materials, and methodologies to be trade secrets and part of our overall strategy to develop and protect our intellectual property rights to maintain a competitive advantage against competing products.

The intellectual property used in our ACCC® conductor has been developed internally and is aggressively protected through our intellectual property strategy, which has achieved several issued patents and have filings in over 70 countries.  We continue to aggressively defend our intellectual property rights, which we believe is a key competitive advantage.

V. Conductor Market

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

According to the Department of Energy’s 2009 Annual Energy Outlook reference case, the U.S. electricity demand is expected to grow 19% between 2009 and 2030 on a grid that is already overloaded. The 2002 DOE National Transmission Grid Study identifies 157,800 miles of transmission line and cites that “the U.S. Electricity Transmission system is under stress and identified key transmission bottlenecks.” The North American Electric Reliability Corporation (NERC) 2009 Long-Term Reliability Assessment indicates that approximately 260,000 megawatts of new renewable capacity is projected to come on line by 2018 and that there will need to be more than double the average number of transmission miles constructed over the next five years than what was constructed over any previous five year period since 1990, primarily for integration of renewable energy resources, reliability, and congestion. It further cites that the number one emerging issue is transmission siting of new transmission lines.

Factoring in the push towards renewable energy and the increased focus on reducing greenhouse gas emissions, the markets could expand beyond what this data indicates.  The McKinsey study “Pathway to a Low Carbon Economy” indicates that the global “business as usual” (BAU) analysis projects greenhouse gas emissions from electricity production worldwide will increase 26% from 2005 to 2020 to 16.2 gigatons per year and projects an abatement potential of 3.4 gigatons of CO2, or 21% of the BAU level for the power industry by 2020.  The capital investment between 2011 and 2020 for such abatement is estimated to be 148 billion Euros ($220 billion) (Source:  Pathway to a Low Carbon Economy, pages 155-158, McKinsey & Co.).

Our ACCC® products serve both transmission and distribution markets.  Our analysis, based on market figures provided by the International Energy Associations’ 2008 World Energy Outlook indicates a worldwide market for transmission and distribution conductors of $45 billion per year.  We see China as the largest market with over 30% of the spending, followed by the United States at 11% and Europe at 10%. With the exception of the United States, a regulatory body such as a state grid entity or a state utility controls most individual country or regional markets worldwide.  Technical approvals of the regulatory body are required prior to obtaining the right to sell product within the region.  Examples of this would be the state grids of China, Poland, or Mexico.  In the United States, most independent utilities have their own technical requirements, resulting in a much more fragmented market in the United States.  In the U.S., we are currently tracking and managing over 1,800 transmission projects with projected costs in excess of $185 billion of which we believe $20-25 billion could be for bare overhead transmission conductor installed over the next 5-7 years.

Within each market, bare overhead conductor is sold in one of three general ways:

“Green field” – the term for construction of a new transmission corridor or the addition of another circuit pathway to an existing corridor. ACCC® conductor is an excellent solution for green field construction in most cases, where both the increase in efficiency and the reduction in the number of towers required is cost effective versus the use of a conventional conductor.

“Retrofit” – where additional capacity is required for an existing transmission line and where such additional transmission capacity can be obtained by installing a larger sized conductor.  When using a conventional conductor, this usually requires upgrading the tower structures so that one can handle the increased weight and tension required when using a larger conductor with greater aluminum content.  One can usually install our ACCC® conductor on the same tower system to provide the increased capacity as well as greater efficiency; or in certain instances where peak demand is all that is needed, by installing a same size conductor that has higher temperature, low sag characteristics such as ACCC® conductor.

“Replacement” – occurs when a conductor has aged and requires replacement of the same type and size conductor.  Due to the higher price per linear meter vs. ACSR, ACCC® conductor typically is not a solution for replacement installations, unless one wanted increased energy efficiency or some of the aging towers would otherwise require weight load de-rating.  We believe that ACCC® conductor would provide a cost effective solution to expensive tower upgrades.

We are focusing our efforts on green field and retrofit applications.

VI. Competition

The competition for ACCC® conductor depends somewhat on the application of the conductor.  In general, we believe that ACSR is our primary competition.  Thus far in this document, we have focused the description of our products and product advantages by comparing ACCC® conductor to ACSR conductor since it is the industry standard and represents the greatest opportunity for market penetration.   ACSR is made using 100-year-old technology and is usually sold by weight as a commodity product by a multitude of conductor manufacturers including General Cable, Southwire, and Alcan Cable in the U.S.

During our analysis, we also compared ACCC® conductor with other conductor product innovations.  We compete with the following products either on a high temperature, low sag (HTLS) basis or on an energy efficiency of transmission basis:

•
ACSS, or Aluminum Conductor Support Steel, is an annealed aluminum conductor using a similar design as ACSR but which uses a higher strength steel alloy as its core.  ACSS can operate at a higher temperature than ACSR and has similar weight to ACSR. ACCC® conductor is superior to ACSS both on the basis of reduced high temperature sag, as well as the efficiency of transmission.  Although ACSS is less expensive than ACCC® conductor on a price per linear meter, on most projects our ACCC® conductor is less expensive considering capital cost of the total project and in line loss savings due to the increased efficiency.

•
GAP conductor, is a modified version of ACSR using higher strength, heat resistant steel, a proprietary “grease material” barrier between the steel core and the heat resistant aluminum alloy that serves as the primary conductor.  GAP is marketed as HTLS and provides no efficiency gain.

•
ACCR, or Aluminum Conductor Composite Reinforced, is a composite conductor composed of aluminum-zirconium alloy stranded wire around a metal-ceramic matrix composite wire core and is manufactured by 3M Corporation.   We do not consider ACCR in its current state to be a competitive product with ACCC® conductor, since it is prone to brittle fracture and is therefore difficult to handle and install.  Furthermore, it does not have the amount of reduced sag that our ACCC® conductor has and it has less performance per price point. ACCR has been on the market for a number of years, marketed by 3M, with more resources than we have had, yet appears to have a more limited commercial installation base to date as compared to the installation base of ACCC® conductor.

•
AAAC, or All Aluminum Alloy Conductors, and AAC, or All Aluminum Conductors, are designed to eliminate the strength component and make the entire conductor from aluminum using alloying elements for AAAC to render the aluminum stronger and increase its operating temperature.  Both conductors are very soft and cannot be operated at the same temperatures as conventional ACSR since they have high levels of thermal sag which requires shorter spans between towers, resulting in a more expensive total system installation cost.  Both conductors have very limited maximum operating temperature ranges, which limits capacity significantly. AAAC and AAC conductors have gained commercial adoption in Europe, however, our ACCC® conductor of the same diameter has approximately the same conductivity and allows a much higher capacity and can be easily retrofitted on such systems.

•
Superconductors and underground cables.  We do not consider superconductors or underground cables to be competitive products to ACCC® conductor.  Buried cables cost several times a comparable total installation cost and are typically not used for transmission lines due to the requirement for high voltage insulation, maintenance and cooling issues.  Superconductors are even more expensive to install, in the multiple millions of dollars per mile and consequently have had very limited government sponsored short trial installations of less than two miles in extremely congested city areas where there is a lack of conduit space underground.

We believe ACCC® conductor has two disadvantages compared to the competition. First, our ACCC® conductor is still a relatively new product that incorporates technology that, while well proven in aerospace and other applications, still has limited installations in the utility markets even though it has been in commercial application for almost four years.  At present, over 8,500 kilometers of ACCC® conductor have been installed worldwide, which has definitely proven its effectiveness in transmission and distribution systems. Nevertheless, the ACSR product we typically replace has been in existence for 100 years, is familiar to utility management and utility engineers and has been proven to work, and its limitations are well understood in all types of installations.  Our product deployment is increasing, even though it does not yet have this legacy in the utility markets.  Second, our product is more expensive when compared by the meter or foot than the ACSR conductor for the same diameter sized conductor.  While we believe and have demonstrated that installation of our product results in capital cost savings of the overall project, since less tower construction or other upgrading costs should more than offset the higher cost per meter or foot of conductor, the sale is still challenging to convince traditional utility buyers, who are not accustomed to analyzing costs of a total system when thinking about the actual cost of a unit of conductor.   We also believe and have demonstrated that there are additional yearly cost savings from the increased efficiency of electrical transmission due to lower line losses.  However, it is also challenging for the typical decision maker to incorporate that into their analysis, since that falls in a different department and is usually considered a normal line loss cost that is built into the rate base.

VII. ACCC® Conductor Marketing

Marketing Message:

Our ACCC® conductor marketing message consists of three primary benefits: 1) energy efficiency seen through reduced line losses and decreased greenhouse gas generation emissions, 2) increased power transmission capacity due to higher operating temperature thresholds, and 3) return on investment through lower capital costs, improved line losses, and once monetized, value in greenhouse gas reductions.  This message fits the main issues facing a utility, which include finding a solution for problems of a constrained existing transmission grid, improving the energy efficiency to decrease line losses, and mitigating the increasing risks of the increasingly pollution sensitive public ..  Our message further provides a comparison with other conductors to illustrate these advantages as well as state the benefits of the total cost of ownership over the life cycle of the transmission or distribution line.

Marketing Approach and Strategy:

Our approach is to demonstrate to utilities the financial benefits of ACCC® conductor through a lowest total cost of ownership approach while providing assurances that the mission critical application of electricity transmission through a product that provides as much, if not more, reliability as the existing ACSR conductors.  We are also pushing the environmentally friendly benefits of ACCC® conductor due to lower line losses.

Conductors are currently considered and sold to the industry as commodity items with little or no distinction between the products offered from one manufacturer to the next.  To communicate the value proposition of the ACCC® conductor solution effectively, we must speak to and educate various participants in the decision making process regarding ACCC® conductor's ability to solve line problems. In this respect, CTC Cable focuses its sales and marketing message on selling solutions instead of simply one component of a solution.  This approach is necessary to promote a dramatically improved product into a mature conservative environment.  To help illustrate and quantify this solution-based message, CTC Cable has created sales and engineering tools.  Principally, the tool known as the Conductor Comparison Program (CCP), performs electrical throughput, structural calculations and financial cost benefit analysis on ACCC® conductors and compares them to other available conductors. This analysis of ACCC® conductors, when viewed in terms of “cost per delivered kilowatt” presents a compelling value proposition under most operating conditions.

Our total cost of ownership message consists of four general concepts consisting of costs and revenue benefits including:

a.	Capital costs including towers, conductor, and installation
b.	Recurring maintenance costs
c.	Transmission Revenues and grid management benefits
d.	Line losses including greenhouse gas emission reductions

Capital Costs:  Our capital costs are lower due to the lower number of towers required, and that the required towers require less tension than ACSR towers despite a higher per mile cost of ACCC® conductor than ACSR.  The cost of new transmission corridors vary widely, depending on terrain, land acquisition costs and permitting costs, but according to the National Council on Electricity Policy publications (source data: American Transmission Company, 10-Year Transmission Assessment, September, 2003) is typically over $900,000 for a single circuit 345kV “Greenfield” line and can exceed $1 million per mile for higher voltages.  New construction often takes years to obtain the necessary permits and environmental studies prior to breaking ground on a project.  By comparison, it is considerably less expensive and takes a much shorter amount of time to replace or “reconductor” existing transmission corridors.  The cost and time to market to reconductor a transmission corridor is dependent on the number of tower replacements or retrofits to existing towers but the same source cites a 2003 cost of $400,000 for a 69kV to 138kV upgrade cost using ACSR due to materials costs, installation charges and tower upgrades.  By comparison, assuming little or no tower upgrades ACCC® conductor cost per corridor mile would typically be $150,000 - $200,000 per circuit replaced, or about half the cost, assuming a minimum number of tower enhancements or modifications.

Recurring Maintenance:  We show that the lack of corrosive steel core, as compared to ACSR, and the lower number of towers with lower tension will result in an overall lower maintenance cost of ACCC® conductor.

Transmission Revenues:  ACCC® conductor has a higher operating temperature than ACSR which allows for greater capacity at peak demand times, therefore it can operate at times where an ACSR line would be subject to “rolling blackouts” or brownouts.  For developing countries and even developed countries, the reliability of the transmission grid often causes power reductions or interruptions to industrial and commercial businesses, which can cause significant decreases in economic activity.  The higher peak demand ability, as shown by real world customers of ACCC® in the U.S, who routinely use their ACCC® line as an emergency power shunt to reroute power to ensure better grid reliability.  The temperature limitations of a similar ACSR line would result in a reduction or elimination of this ability for the transmission corridor.

Line losses:  ACCC® shows superior performance on line losses as compared to an identically sized ACSR conductor and as described above.

Addressing Risk:  To overcome the risk averse, conservative barriers to the adoption of a new conductor by the market, we provide through a third-party insurance company a three-year Original Equipment Manufacturer Warranty (parts and labor) on all ACCC® conductor products currently produced by CTC Cable, and all of its stranding sources sold worldwide. The warranty covers the repair or replacement of the ACCC® conductor and connectors, plus a limited labor expense reimbursement. We also provide through the same third-party insurance company the option to extend the warranty period to five, seven or ten years.  The program covers ACCC® conductor for the following: (1) sag and creep; (2) wind generated Aeolian vibration; (3) composite core failure; (4) breakage; (5) corrosion rust; and (6) unwinding. We believe that the program makes our products more attractive because it reduces much of the risk and uncertainty of adopting the new product.

We have reviewed the top markets worldwide and during 2009 we focused on expanding our market penetration worldwide.  We have penetrated seven worldwide markets in the U.S., China, Mexico, Chile, South Africa, Indonesia, and several European countries with commercial sales in each of these areas. In China, we have operated with a multi-year distribution agreement that is ending at the close of 2009.  A new form of agreement is being negotiated for 2010 and beyond.  In the U.S. market, we have spent the past five years working through and completing the technical sales requirements necessary to allow our conductor to be considered for larger scale installations.  In addition, we now have nearly four years of commercial installations and six years of trial installations.  In Europe, we have made sales to Poland, Spain, Portugal and Belgium with additional proposals and quotes outstanding in, France, Germany, the Scandinavian countries, and the UK.  We are also beginning to penetrate the Latin and South American markets with orders from Mexico and Chile with quotes and tenders in Brazil and Argentina.  We are currently qualified to sell and market conductor into the U.S. and China, parts of Europe, as well as India, Indonesia, Mexico, Canada, Chile, South Africa, Saudi Arabia, Bahrain, and the UAE.  We are technically certified to sell ACCC® conductor in approximately 65% of the estimated worldwide transmission markets.

VIII. Sales

We have made several important commercial sales in the United States, Europe, China, South America, and South Africa.   Our U.S. sales are made both as finished ACCC® conductor sold directly to the customer and as ACCC® core sales directly to our stranding source who in turn sells ACCC® conductor to the end user customer.

We sell our conductor in the U.S. and internationally through a direct sales force headquartered in Irvine, California, and through regional sales representative organizations, agencies and through distribution agreements with our conductor aluminum stranders.  Our international sales strategy is to obtain product certification from local regulatory bodies and then to enter into strategic manufacturing and distribution agreements in those areas with well-known transmission conductor suppliers and manufacturers.  We expect to make initial sales into those geographies as finished ACCC® conductor sales and then to transition those sales to selling ACCC® core to our stranding and distribution relationships.  We believe this strategy has several advantages to the product acceptance of ACCC® conductor within these geographies:

•
By allowing ACCC® conductor to be stranded within a local market, the total value content of the ACCC® conductor will allow the product to be sold as a local product, rather than as a product imported from the U.S.

•	Sales of primarily ACCC® core will result in a higher per unit product margin, but a lower per unit revenue level.

•
By eliminating the necessity of stranding of ACCC® core with aluminum, the sales order to cash cycle will decrease, and the working capital required to purchase aluminum will be eliminated resulting in a more efficient and accelerated cash flow.

•	ACCC® conductor sales will be made using the existing relationships within those markets, resulting in a more effective and lower cost sale.

As of September 30, 2009, we had agreements with six stranding manufacturers: General Cable in La Malbaie, Canada; Lamifil, NV in Belgium; Midal Cable in Bahrain; Far East Composite Cable Co. in Jiangsu, China, PT KMI Wire and Cable Tbk and PT GT Kabel Indonesia Tbk. We are currently negotiating for additional stranding contractors to serve the South American, Australian, Asian, and North American markets.

In January, 2007 we announced a three year manufacturing and distribution agreement with Far East Composite Cable Co., a subsidiary of Jiangsu New Far East Cable Company, where they agreed to the purchase of a minimum of 600 kilometers of ACCC® conductor per quarter for year one with increases to 900 kilometers and 1,200 kilometers per quarter in years two and three.  Although they did purchase the minimum amounts in the first years, to date in 2009, Jiangsu has not purchased the minimum quantity of ACCC® core required under the agreement. Far East Composite Cable Co. did qualify in September 2007 to become certified to strand ACCC® core at their plant in Jiangsu, China. This agreement will terminate in December 2009 but  are in the process of renegotiating our contract with Far East Composite Cable Co.

Our agreements with Lamifil and Midal have been primarily stranding manufacturing agreements resulting in these companies stranding ACCC® core with aluminum on a contract basis for shipments to our customers.   We recently expanded the relationship with Lamifil to include the distribution of ACCC® conductor as well.  We are also in discussion with other potential stranding and distribution parties in geographies we see as having significant market potential, including South America, Asia, and Eastern Europe.

Customers

Our customers purchase stranded ACCC® conductors and ACCC® hardware and consist of electric utilities, engineering companies, our stranding manufacturers and our distributors.  During the 2009 fiscal year, our consolidated revenue was derived from a broadening mix of domestic and international customers.  The breakout of revenue by geography for 2009 is as follows; China 53.6%, North America 27.6%, Middle East 7.4%, Latin America 4.7%, Europe 4.5%, and other markets totaling 2.2%. For the year ended September 30, 2009, 53.6% and 16.8% of our CTC Cable revenue were derived from two customers, Far East Composite Cable Co., and Allteck Line Contractors Inc., a Canadian corporation, respectively.

Backlog:

We believe our backlog of firm orders for 2009 is $9.2 million of which $0.2 million is with a customer in China.  Our backlog in 2008 was $11.8 million of which $5.4 million was with the customer in China.

IX. Manufacturing

We produce the composite core component of the ACCC® conductor through CTC Cable Corporation in Irvine, for sale to conductor manufacturers that strand and distribute the finished conductor in their particular markets. The manufacture of the core uses a proprietary continuous process, which allows numerous glass and carbon filaments to be pre-tensioned, impregnated with high performance resin systems, and then rapidly cured as the product emerges through a heated die. The proprietary resin formulations we use are highly resistant to temperature, impact, tensile and bending stresses, as well as to harsh environmental conditions encountered in the field.  Primarily for quality control reasons, core manufacture is carried out at our facilities in Irvine, California. The production facilities in Irvine were certified under ISO 9001:2000 in November, 2006, and re-certified in November 2007 and November 2008 per the annual audit.  In October 2009 the facilities were certified ISO 9001:2008. We have formulated plans to increase capacity ahead of commercial orders to manufacture our product to meet delivery times and these plans include new core production facilities at some point of time in the future but no earlier than 2010 as presently envisioned.

We currently have 18 pultruder machines in production, capable of producing approximately 18,000 km of ACCC® core per year representing potential revenues of between $100 million and $250 million, depending on the size of the ACCC® conductor and whether the final product is ACCC® core or the stranded higher value ACCC® conductor.  We currently have sufficient capacity with our existing machinery to handle our anticipated production needs for the next year, but we have prepared plans to open additional ACCC® core manufacturing plants outside of California to allow for additional expansion and to mitigate the risk of overreliance on one plant.  We are also considering vertical integration or entering into a strategic relationship to provide for an uninterrupted supply of ACCC® conductor through an investment in an aluminum stranding facility.  We also produce parts for and license the production of the special connecting hardware accessories required to install ACCC® conductor and to ensure that the connecting hardware supply will match conductor sales requirement.

The principal raw materials in the production of the patented ACCC® core are glass and aerospace grade carbon fibers, combined with specific polymer resins.  Our conductor stranding manufacturers use similar aluminum rod materials typical in the production of bare overhead conductor.  Connecting hardware accessories require primarily high-grade aluminum tube and special steel alloys.  The prices for these raw materials are subject to market variations. We can acquire glass and resins from several sources and we have two qualified suppliers for carbon fiber.

Over the past year, due to the reduced demand by aerospace customers of our carbon fiber, we have seen a per unit price reduction by our carbon vendors even with consistent purchase volume.  However, should the aerospace industry recover and begin to purchase additional quantities of this material, our costs may increase.

X. DeWind Discontinued Operations

The DeWind segment sold wind turbines that produce electricity and intended to develop wind farms incorporating these turbines.  The DeWind segment represents the successor operations of the EU Energy, Ltd., acquisition completed in July 2006.  DeWind sold wind turbines in the U.S., Europe, and South America directly to utilities and wind farm developers as a turnkey wind turbine unit.

The divestiture of DeWind was a decision driven by the worldwide banking and credit crisis.  DeWind had focused its sales and marketing efforts into the North American and South American markets to take advantage of its innovative D8.2 technology.  Following the June 2008 cash investment by Credit Suisse and the signing of turbine contracts in September and early October of that year, DeWind began to invest a significant amount of cash into its supply chain.

At the beginning of the fiscal year, in October, 2008 DeWind had orders in excess of $150 million from customers with established track records of success in wind farm project completion and had received initial payments on the largest of these orders, which included orders for 60 units of the new D8.2 turbine.  DeWind began to make advance payments for parts and to increase its commitments for turbine parts in anticipation of the fulfillment of these orders.  In October, 2008, this customer defaulted on scheduled payments required under their turbine purchase agreement.  The payment default was due to the loss of financing for their wind project caused by the worldwide credit contraction. Further, with the collapse of several wind industry financing institutions, notably Lehman Brothers which had previously been heavily involved in the organization of “tax equity” funding in the U.S., it was apparent that there had been a fundamental change in the ability for small and medium sized wind projects to be funded.

In November 2008, after the realization that the worldwide economic and banking crises were long lasting and were causing a significant delay or cancellation of financing for wind farms, the Company determined that unless the business environment reverted back to pre-credit crisis levels, the Company did not have the financial resources to continue to fund DeWind without significant amounts of additional capital.  Therefore the Company’s Board of Directors approved a contingency plan to seek strategic investment partners or divest its ownership stake in DeWind.  In December, 2008 the Company engaged the services of RBS Securities, who had substantial industry knowledge of the wind industry and who had assisted in other significant wind industry M&A activities.  Between February 2009 and June 2009, the Company had circulated investment memoranda and due diligence materials to over 150 separate interested parties concluding with on site discussions and bids from multiple parties.  In June 2009, the Company signed a Bridge Loan agreement for $5 million in order to provide sufficient cash to continue its operations through the conclusion of the DeWind asset sale.  In August, 2009 the Company completed negotiations with the winning bidder, Daewoo Shipbuilding and Marine Engineering (DSME), and signed an Asset Purchase Agreement on August 9, 2009 valued at $49.5 million in cash.  The transaction closed on September 4, 2009 and the Company received approximately $32.3 million in cash with $17.2 million in cash escrowed to cover certain contingent liabilities.  Of the escrowed cash, $5.5 million is expected to be released within one year after the achievement of certain milestones and $11.7 million expected to be released over longer time periods.

Under the terms of the transaction disclosed on forms 8-K filed on August 14, 2009 and September 11, 2009, DeWind sold substantially all of its operating assets including all inventories, receivables, fixed assets, wind farm project assets and intangible assets including all intellectual property and DSME assumed substantially all operating liabilities of DeWind including supply chain and operating expense account payables and accrued liabilities, warranty related liabilities for U.S. turbine installations, and deferred revenues.  All former DeWind employees were also transferred to DSME employment.  DSME did not acquire any cash balances of DeWind; acquired only the long-term assets of one of the European subsidiaries, leaving all other assets and liabilities of that entity intact; and did not acquire certain assets and liabilities of the US DeWind subsidiary tied to one turbine supply contract.  As part of the transaction, the Company is prohibited from developing, marketing, or selling competing wind turbine technology for five years except that the Company retained the rights to develop and sell wind farm projects.

The divestiture of DeWind provided a significant amount of cash to the Company’s balance sheet, and reduced cash spending for DeWind operating expenses and working capital requirements.  However, the Company remains exposed to and may need to continue to expend resources in order to defend its legal positions including litigation previously filed, or expected to be filed by FKI and claims made or assigned by the receiver of subsidiaries filed for insolvency in 2008 as well as certain former suppliers of DeWind.

All of the remaining assets and liabilities of the remaining portions of DeWind, subsequently renamed Stribog, have been classified as net liabilities of discontinued operations.  All operations of DeWind have been classified as discontinued operations.

XI. Intellectual Property

We are aggressively pursuing patent protection for all aspects of our CTC Cable conductor composite materials, products, and processing.

In connection with our ACCC® conductor business, CTC Cable Corporation currently has nine issued U.S. patents and eight pending U.S. patent applications, three of which are continuation-in-part applications, one of which is a pending U.S. application claiming priority to a PCT international application. Of the nine issued U.S. patents, two, U.S. Patent Numbers 7,368,162 and 7,211,319, are the subjects of pending litigation and are currently undergoing reexamination procedures with the U.S. Patent and Trademark Office. In addition, three PCT international applications have entered the national phase and are currently pending in over 70 strategic countries world-wide. Of these pending applications, twenty-one applications have been granted. These patent applications cover subjects including composite materials as applied to electrical transmission conductors and related structural apparatus and accessories, manufacturing processing techniques, cross sectional composite core designs for electrical transmission cables and methods and designs for splicing composite core reinforced cables. CTC Cable Corporation plans to continue filing and supplementing these patent applications with new information as it is developed. The issued, pending patents, and provisional U.S. applications, if issued, have patent terms that will end within the period of 2023 to 2029, depending on the filing dates of each of the applications. Based on available information and after prior art searches by our patent strategists, we believe that the pending and issued patent applications provide the basis for us to, over time, be issued a number of separate and distinct patents. If CTC Cable Corporation continues to be successful in being granted patent protection consistent with the disclosures in these applications, we anticipate that we could have a strong position in the field of composite-based electrical conductors.

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

From time to time, we may encounter disputes over rights and obligations concerning intellectual property. For instance, we are currently engaged in a legal dispute with Mercury Cable & Energy, LLC. in which Mercury has alleged that our patents are not valid. Also, the efforts we have taken to protect our proprietary rights may not be sufficient or effective. Any significant impairment of our intellectual property rights could harm our business, our reputation, or our ability to compete. Also, protecting our intellectual property rights could be costly and time consuming.

XII. Research and Development

We have spent considerable funds on research and development of our proprietary, patented, and patents pending ACCC® conductor and related component technologies.  We continue to invest in the further development of this product with a view to accelerating and lowering the cost of production, using less expensive and more readily available material sources, as well as enhancing the product's properties and characteristics. We also anticipate the need to continue spending significant funds to protect the ACCC® conductor technologies worldwide

We spent $2,703,000, $4,519,000, and $4,187,000 on research and development activities in fiscal years 2009, 2008 and 2007, respectively.

XIII. Governmental Regulation

We are not aware of any specific government regulations governing the design and specifications of bare overhead conductors in the United States or in Europe that restrict our ability to sell our products. We do not believe the manufacture of ACCC® conductor is subject to any specific government regulations other than those regulations that traditionally apply to manufacturing activities such as the Occupational Safety and Health Act of 1970 or similar occupational safety regulations in our other manufacturing locations.

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

A majority of the international markets require government or type registration approvals from leading companies or public or semi-private bodies or associations for our ACCC® conductor. Certain markets also require conductor manufacturers to be audited and production methods and raw material supplies approved.

XIV. Employees

As of November 15, 2009, we had a total of 111 full time employees including 110 employees in the United States and 1 employee in Europe. We also used the services of 5 consultants on a regular basis for a variety of tasks and responsibilities. Additional consultants are employed as required for specific tasks.  None of our US based employees are currently represented by a labor organization. We believe that relations with our employees are good.

XV. Available Information

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other reports, and amendments to these reports, required of public companies with the Securities and Exchange Commission (SEC). The public may read and copy the materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 202-551-8090. The SEC also maintains a web site at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. We also make available free of charge on the Investor Relations section of our corporate web site all of the reports we file with the SEC as soon as reasonably practicable after the reports are filed. Copies of CTC’s fiscal 2009 Annual Report on Form 10-K may also be obtained without charge by contacting Investor Relations, Composite Technology Corporation 2026 McGaw Ave Irvine, CA 92614.

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

WE EXPECT FUTURE LOSSES AND OUR FUTURE PROFITABILITY IS UNCERTAIN.

Prior to acquiring Transmission Technology Corporation, or TTC, in November 2001, we were a shell corporation having no operating history, revenues from operations, or assets since December 31, 1989. We have recorded approximately $75 million in ACCC® product sales since inception. Historically, we have incurred substantial losses and we may experience significant quarterly and annual losses for the foreseeable future. We may never become profitable. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. We expect the need to significantly increase our general administrative and product prototype and equipment prototype production expenses, as necessary. As a result, we will need to generate significant revenues and earnings to achieve and maintain profitability.

WE WILL NEED ADDITIONAL DEBT AND EQUITY FINANCING FOR OUR COMPANY.  IF WE ARE UNABLE TO RAISE A SUFFICIENT AMOUNT OF ADDITIONAL WORKING CAPITAL OR TO RAISE IT IN A TIMELY MANNER IT COULD NEGATIVELY IMPACT OUR ABILITY TO FUND OUR OPERATIONS, TO GENERATE REVENUES, AND TO OTHERWISE EXECUTE OUR BUSINESS PLAN, LEADING TO THE REDUCTION OR SUSPENSION OF OUR OPERATIONS AND ULTIMATELY LIQUIDATION OF OUR BUSINESS.

While we have raised significant capital in the past through our debt offerings and private equity placements, we anticipate that the sales of our ACCC® conductor may not be sufficient enough to sustain our operations, and further anticipate that we will continue to incur net losses due to our costs exceeding our revenues for an indefinite period of time. For these reasons, we believe that we may need to raise additional capital until such time, if any, as we become cash-flow positive. It is likely that we will continue to seek to raise money through public or private sales of our securities, debt financing or short-term loans, corporate collaborations or a combination of the foregoing. Our ability to raise additional funds in the public or private markets will be adversely affected if the results of our business operations are not favorable, if any products developed are not well-received or if our stock price or trading volume decreases from current levels. Moreover, additional funding may not be available on favorable terms to us, or at all. To the extent that money is raised through the sale of our securities, the issuance of those securities could result in dilution to our existing shareholders. If we raise money through debt financing, we may be required to secure the financing with all of our business assets, which could be sold or retained by the creditor should we default in our payment obligations. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, we may not be able to complete the commercialization of any products that we may have developed. As a result, we may be required to discontinue our operations without obtaining any value for our products under development, which could eliminate shareholder equity, or we could be forced to relinquish rights to some or all of our products in return for an amount substantially less than we expended to develop such products.

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

BECAUSE WE ARE IN AN EARLY STAGE OF COMMERCIALIZATION OUR LIMITED HISTORY OF CABLE OPERATIONS MAKES EVALUATION OF OUR BUSINESS AND FUTURE GROWTH PROSPECTS DIFFICULT.

Since our reorganization in 2001, we have had a limited operating history and are at an early stage of commercialization of a new technology product to a market unused to using new technologies. We made ACCC® conductor available and entered into our first commercial agreement in 2003.

Our conductor technology is a relatively new advance for the electrical utility industry technology and has not yet achieved widespread adoption. We do not have enough experience in selling our products at a level consistent with broad market acceptance and do not know whether we can do so and generate a profit. As a result of these factors, it is difficult to evaluate our prospects, and our future success is more uncertain than if we had a longer or more proven history of operations.

IF OUR POTENTIAL CUSTOMERS DO NOT ACCEPT OUR CONDUCTOR PRODUCTS, IT IS UNLIKELY THAT WE WILL EVER BECOME PROFITABLE.

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

(iii) our ability to change our customers' evaluation of the economics of power line construction, changing their focus on limiting initial capital costs to evaluating the cost and benefit of the full life of a line; and

(iv) our ability to sell sufficient quantities of our products.

Because of these and other factors, our product may not gain market acceptance or become the industry standard for the electrical utility industry. The failure of utility companies to purchase our products would have a material adverse effect on our business, results of operations and financial condition.

WE ARE IN THE PROCESS OF WINDING DOWN OUR REMAINING FORMER DEWIND SUBSIDIARIES.  THESE SUBSIDIARIES HAVE RESIDUAL WARRANTY LIABILITIES AND MAY HAVE UNRECOVERABLE ASSETS AND ADDITIONAL LIABILITIES.  TWO OF OUR LEGACY DEWIND EUROPEAN SUBSIDIARIES HAS BEEN DECLARED INSOLVENT.  THIS INSOLVENCY MAY CAUSE UNFORESEEN PROBLEMS AND MAY REQUIRE CTC TO PROVIDE FUNDING TO SATISFY CERTAIN LIABILITIES OR WE MAY BE REQUIRED TO INDEMNIFY THE PURCHASER OF THE DEWIND ASSETS FOR LOSSES INCURRED AS A RESULT OF THIS WINDING DOWN PROCESS.

Our remaining interest in our DeWind subsidiaries includes certain residual liabilities for European turbines remaining under warranty and supply chain related prepayments which may be recoverable in part, or not at all.  We also still retain assets and liabilities in former DeWind subsidiaries including disputed but recorded liabilities to subsidiaries that have been declared insolvent.  The operations of the insolvent subsidiary prior to its insolvency was limited to warranty related activities in existence prior to our acquisition of the DeWind business.  While we do not believe that the insolvency will cause operational issues to our existing businesses, this subsidiary formerly owned intellectual property developed prior to our acquisition of DeWind in 2006 which was subsequently included in the intellectual property portfolio sold to DSME.  The insolvent subsidiary is now under the control of a receiver in Germany who has assigned certain potential claims for intellectual property rights to a party related to FKI, who is in litigation against us. We believe that we have purchased all pertinent intellectual property rights from these subsidiaries prior to the declaration of insolvency under the terms and conditions of contractual agreements in effect prior to our acquisition of the DeWind business.  While we believe these transactions to be valid and binding, under German law, for a subsidiary in insolvency, the receiver may look back and attempt to void those intellectual property acquisition contracts and agreements.  If these rights to this technology are impaired or diminished, which we intend to vigorously defend, if required, we may be required to indemnify DSME, the purchaser of the DeWind assets under the terms of the Asset Purchase Agreement or to provide additional consideration to the assignee of the claims. Such indemnification could include all, part, or more than all of the cash escrowed under the terms and conditions of the DSME Asset Purchase Agreement.

WE ARE REQUIRED TO INDEMNIFY DSME UNDER THE TERMS AND CONDITIONS OF THE ASSET PURCHASE AGREEMENT WITH DSME DATED SEPTEMBER 4, 2009 IN AN AMOUNT UP TO $35 MILLION UNDER CERTAIN CONDITIONS.  INCLUDED IN OUR BALANCE SHEET FOR SEPTEMBER 30, 2009 IS $17.2 MILLION OF CASH THAT IS ESCROWED FOR POTENTIAL INDEMNIFICATIONS.   WE MAY BE REQUIRED TO REFUND CASH FROM THE PROCEEDS RECEIVED EITHER OUT OF THE ESCROWED FUNDS OR FROM OTHER SOURCES.  WE MAY NOT RECOVER ALL OR PART OF THE ESCROWED CASH BALANCES OR THE RECOVERY OF THE ESCROWED CASH MAY BE DELAYED LONGER THAN ANTICIPATED.

The Company has placed $17.2 million in cash in escrow to indemnify DSME if claims are made against DSME by third parties and those claims are determined to be valid and enforceable.  The cash is to be released from escrow over time with the final payment due as much as three years after September 4, 2009 or later under certain conditions, including if valid claims against the Company or DSME are made.  Our intention is to vigorously defend DSME and the Company against any such claims should they occur.  Defense of such claims may result in additional costs and cash expenditure to maintain the Company’s interest in the restricted cash or to limit potential liability.  In the event that claims are successful, the balance payable to DSME may include all, part, or cash amounts in excess of the $17.2 million escrowed including potentially an additional $17.7 million up to a total of $34.9 million under certain conditions, which are not expected by the Company.  If such claims are successfully made, this would result in additional losses on the DSME transaction and could require a substantial refund of the proceeds received.

WE HAVE EXPOSURE TO FOREIGN CURRENCY RISK AND WE ARE NOT ADEQUATELY HEDGED AGAINST SUCH FOREIGN CURRENCY EXPOSURE.

We retain residual asset and liability balances in our former DeWind subsidiaries in Euro and Sterling denominations.  We currently do not have a foreign exchange hedging strategy in place and the recent depreciation of the dollar against the Euro has caused additional foreign currency losses.   If the local currency value depreciates against the Euro or Pound Sterling, we may incur substantial foreign currency losses or incur additional expenses.

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

We rely to a substantial extent on the management, marketing and product development skills of our key employees, particularly Benton H Wilcoxon, our Chief Executive Officer, Marv Sepe, our Chief Operating Officer, DJ Carney, our Chief Financial Officer and John Brewster President of CTC Cable corporation. If Messrs. Wilcoxon, Sepe, Carney, or Brewster were unable to provide services to us for whatever reason, our business would be adversely affected. Neither Mr. Wilcoxon, Mr. Sepe, nor Mr. Carney has entered into an employment agreement with the Company. In addition, our ability to develop and market our products and to achieve profitability will depend on our ability to attract and retain highly talented personnel. We face intense competition for personnel from other companies in the electrical utility industry. The loss of the services of our key personnel or the inability to attract and retain the additional, highly-talented employees required for the development and commercialization of our products, may significantly delay or prevent the achievement of product development and could have a material adverse effect on us.

A FAILURE TO ESTABLISH AND MAINTAIN RELATIONSHIPS WITH STRATEGIC PARTNERS MAY HARM OUR BUSINESS.

Our success is dependent upon establishing and maintaining relationships with strategic partners, such as our relationships with General Cable, Lamifil, Midal, and Far East Composite Cable Co, as our conductor stranders. We face numerous risks in successfully obtaining suitable partners on terms consistent with our business model, including, among others:

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

Our business could be seriously harmed if: (i) we cannot obtain suitable partners; (ii) our cable partners fail to achieve significant sales of ACCC® conductor or products incorporating our technology or (iii) we otherwise fail to implement our business strategy successfully.

WE CANNOT CONTROL THE COST OF OUR RAW MATERIALS, WHICH MAY ADVERSELY AFFECT OUR BUSINESS.

The principal ACCC® conductor raw materials are glass and carbon fibers, plus various polymer resins and aluminum.   The prices for these raw materials are subject to market forces largely beyond our control, including energy costs, market demand, and freight costs. The prices for these raw materials have varied significantly and may vary significantly in the future. We may not be able to adjust our product prices, especially in the short-term, to recover the costs of increases in these raw materials. Our future profitability may be adversely affected to the extent we are unable to pass on higher raw material and energy costs to our customers.

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

WE ARE CONTROLLED BY A SMALL NUMBER OF SHAREHOLDERS, WHOSE INTERESTS MAY DIFFER FROM OTHER SHAREHOLDERS.

As of November 30, 2009, Benton H Wilcoxon, our Chairman of the Board, and Credit Suisse control 31% of the Company’s outstanding common stock. As a result, these persons have significant influence in determining the outcome of any corporate matters submitted to our shareholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors and other significant corporate actions. They could potentially have the power to prevent a change in control. The interests of these shareholders may differ from the interests of the other shareholders, and may limit the ability of other shareholders to affect our management and affairs.

WE HAVE AND WILL LIKELY CONTINUE TO EXPERIENCE CUSTOMER CONCENTRATION, WHICH MAY EXPOSE US TO ALL OF THE RISKS FACED BY OUR POTENTIAL MATERIAL CUSTOMERS.

For the year ended September 30, 2009, three customers represented 77.8% of revenue (one in China at 53.6%, one in Canada at 16.8% and one in the Middle East at 7.4%).  For the year ended September 30, 2008, two customers represented 96.0% of revenue (one in China at 76.1% and one in Europe at 19.9%).  For the year ended September 30, 2007, two customers represented 93.6% of revenue (one in China at 80.3% and one in Canada at 13.3%).

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

OUR BUSINESS MAY BE SUBJECT TO INTERNATIONAL RISKS.

We are pursuing international business opportunities, including in Europe, India, China, Mexico, Brazil the Middle East, Indonesia, certain far eastern countries and Africa. As to international business in the Middle East, our current target markets include Saudi Arabia, Qatar, United Arab Emirates, Oman, Bahrain, Libya, and Jordan. In Africa we are actively pursuing South Africa and Kenya as well as engaging in discussions with engineering companies that bid on trans-African projects. There are no special additional risks related to these countries that are not disclosed in the list of risks affecting most international business. To date, except for our manufacturing arrangement in Bahrain, we have not engaged in any transactions with these countries. Our Cable business model has been implemented in the United States, Canada, Europe, Bahrain, and China.  We produce the ACCC® core in the United States for delivery to our stranding partners under manufacturing and distribution agreements for ACCC® conductor deliveries made to date in the United States and China. Expansion internationally will depend on our adaptation of this model to other international markets and may be costly and time consuming. Risks inherent in international operations in general include:

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

THE COMPANY HAS HAD A HISTORY OF MATERIAL WEAKNESSES IN THE ACCOUNTING, FINANCIAL AND BUSINESS INTERNAL CONTROL STRUCTURE.

The Company has determined that the internal control structure of the consolidated entity has material weaknesses that will require the investment of additional resources to mitigate and resolve.   The Company may be required to hire additional employees, consult with expert advisors, invest in Informational Technology, provide for additional Board oversight and add an internal audit function.  These remediation efforts may consume additional financial resources resulting in additional expense to the Company.

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

The market price of our common stock may be subject to significant fluctuations in response to our operating results, announcements of new products or market expansions by us or our competitors, changes in general conditions in the economy, the financial markets, the electrical power transmission and distribution industry, or other developments and activities affecting us, our customers, or our competitors, some of which may be unrelated to our performance. The sale or attempted sale of a large amount of common stock into the market may also have a significant impact on the trading price of our common stock. During the last 12 fiscal months, the closing bid prices for our common stock have fluctuated from a high of $.73 to a low of $0.16. Fluctuations in the trading price or liquidity of our common stock may adversely affect our ability to raise capital through future equity financings.

WE DO NOT ANTICIPATE PAYING DIVIDENDS IN THE FORESEEABLE FUTURE. THE LACK OF DIVIDENDS MAY REDUCE YOUR RETURN ON AN INVESTMENT IN OUR COMMON STOCK.

To the extent we have earnings, we plan to use them to fund our operations. We have not paid dividends on the common stock and do not anticipate paying such dividends in the foreseeable future. We cannot guarantee that we will, at any time, generate sufficient surplus cash that would be available for distribution as a dividend to the holders of our common stock. Therefore, any return on your investment would be derived from an increase in the price of our stock, which may or may not occur. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted. If a securities class action suit is filed against us, we would incur substantial legal fees and our management's attention and resources would be diverted from operating our business in order to respond to the litigation.

THE EXERCISE PRICE OR CONVERSION PRICE OF OUTSTANDING OPTIONS, WARRANTS AND CONVERTIBLE NOTES MAY BE LESS THAN THE CURRENT MARKET PRICE FOR OUR COMMON SHARES. IN THE EVENT OF THE EXERCISE OF THESE SECURITIES, A SHAREHOLDER COULD SUFFER SUBSTANTIAL DILUTION OF HIS, HER OR ITS INVESTMENT IN TERMS OF THE PERCENTAGE OWNERSHIP IN US AS WELL AS THE VALUE OF THE COMMON SHARES HELD.

As of December 2, 2009, 4,728,000 Common Shares are issuable upon exercise of all outstanding options, warrants and conversion of convertible notes for less than the market price of $0.33 per share. Full exercise and conversion of these below market shares would result in us receiving cash proceeds of $1,182,000.  We have a substantial number of additional options, warrants, and shares issuable from convertible debt outstanding that are “out of the money.”  The number of shares issuable with exercise price below market prices is approximately 1.6% up to a price of $0.35 per share, but increases significantly if a market price were to exceed recent market high prices.  If the market price were to increase above the $0.35 and to $1.00 market price points, both either close to or below recent market prices, there could be significant additional dilution.  At December 2, 2009 the full exercise and conversion of options and warrants priced at $0.35 or below would increase the cash proceeds to $10.0 million and result in an additional 29.9 million shares, or 10.4% dilution.  At a $1.00 price point, the full exercise of all options, warrants, and convertible debt which have exercise or conversion prices below $1.00 per share would provide cash proceeds of $14.0 million and would result in an additional 43.3 million shares or an additional 15% dilution.

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

(ii) significant delays in sales that could adversely impact our cash flow relating to purchase delays or additional potential lengthy lead times for the implementation of new lines or the reconductoring of existing lines;

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

(xii) market-related issues, including lower ACCC® conductor demand brought on by excess conductor inventory and lower average selling prices for ACCC® conductor as a result of market surpluses and lower market demand for wind turbines;

(xiii) increased costs or shortages of key raw materials including aluminum, carbon fiber and glass fiber and turbine components;

(xiv) regulatory developments; and

(xv) general economic trends and other factors.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2 -   PROPERTIES

We do not own any real estate. We lease operations facilities in Irvine, California.

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

ITEM 3 - LEGAL PROCEEDINGS

Below we describe the legal proceedings we are currently involved in or resolved during the fiscal year ended September 30, 2009 through the date we prepared this report:

FKI Engineering Ltd., FKI plc, and Brush Electrical Machines Ltd (collectively “FKI”) v. the Company and certain of its wind segment subsidiaries (here referred to as “DeWind”); DeWind v. FKI

As of October 1, 2008 there were adjudicated claims from 2007 between FKI and DeWind whereby the court awarded FKI damages of 1,546,000 Euros (US $2,323,000 at November 30, 2009 exchange rates) against DeWind Holdings Ltd., a United Kingdom corporation, and 765,000 Euros (US $1,149,000 at November 30, 2009 exchange rates) against DeWind GmbH, a German corporation, related to parent-level guarantees that DeWind GmbH customers made against them.

DeWind GmbH and DeWind Holdings also had pending claims against FKI for failure to replenish DeWind GmbH’s capital accounts in 2005.

In September, 2008, DeWind GmbH filed for insolvency proceedings in part due to the impending costs and losses related to the litigation against FKI and in part due to the negative operational cash flows and cash position of the subsidiary.  Effective in October, 2008 the receiver for DeWind GmbH appointed by the court in such insolvency proceedings assumed responsible for pursuing the DeWind GmbH claim against FKI for its capital accounts litigation.   In November, 2008 a winding up petition was filed by FKI for DeWind Holdings, Ltd due to non-payment of a statutory demand for 1,545,596 Euros (US $2,322,000 at November 30, 2009 exchange rates) filed in January, 2008 and included in the amounts listed above that were adjudicated in December, 2007.  On November, 21 2008 FKI filed for and received approval to dismiss the DeWind GmbH capital accounts claim on December 10, 2008 unless a total of 110,000 Euros (US $165,000 at November 30, 2009 exchange rates) of court and legal costs are paid for by DeWind Holdings or guaranteed by another entity.  Composite Technology Corporation is no longer involved in the court proceedings between DeWind GmbH and the FKI parties and neither Composite Technology Corporation nor its remaining subsidiaries has made or guaranteed payment.  The Company is not aware whether the DeWind GmbH receiver has made, or intends to make, any such payment or intends to pursue the DeWind GmbH capital claim.  Upon filing for insolvency, the DeWind GmbH receiver, at his sole direction, is responsible for the legal activity surrounding the capital accounts claim.

FKI has attempted to enforce collection of the judgments due to FKI in the DeWind cases from two of the Company’s subsidiaries, DeWind GmbH and its holding company, DeWind Holdings, both of which are now in insolvency proceedings. DeWind Holdings’ only asset is the share capital of DeWind GmbH.  DeWind Holdings is in turn a wholly owned subsidiary of DeWind Turbines, Ltd. which is in turn a wholly owned subsidiary of Composite Technology Corporation.  There are no parent company guarantees provided by DeWind Turbines, Ltd. or Composite Technology Corporation for either DeWind Holdings or DeWind GmbH.   Prior to insolvency proceedings, DeWind GmbH operated substantially for the purpose of servicing and managing the warranty liabilities related to wind turbines sold up to June, 2005 while DeWind was under FKI control.  The resolution of the capital reserve accounts issues is not reasonably estimable at this time and no contingent asset has been recorded to date for any future funds potentially receivable from FKI, if any, to resolve the capital reserve account issues.

Insolvency of DeWind GmbH and DeWind Holdings

DeWind GmbH

On August 29, 2008 in Lubeck Local Court – Bankruptcy Court, Lubeck Germany, DeWind GmbH, an indirect subsidiary of the Company, filed for voluntary insolvency in lieu of a required recapitalization under German statute  of approximately 5,000,000 Euros (US $7,512,000 at November 30, 2009 exchange rates) (Case No. 53a1E 8/08).  The DeWind GmbH subsidiary had limited operational function for the DeWind segment, functioning solely to provide services on wind turbines that remained under warranty and which warranties were entered into prior to June, 2005 and in pursuit of the FKI capital claim described above.   DeWind GmbH had incurred losses of $11.9 million and $8.7 million for fiscal 2007 and 2008 respectively, despite a significant reduction in the number of turbines under warranty.   Concurrent with the filing of the insolvency, unless assigned by the receiver or pursued by the receiver, DeWind effectively relinquished its right to pursue the capital claim against FKI to the control of the insolvency receiver.

On September 18, 2008 an insolvency receiver was appointed and set an initial reporting date in December, 2008 and which was primarily procedural in nature.  No formal reporting has been received since December, 2008.  During the year, the insolvency receiver has, or is in the process of assigning all actual and potential claims of DeWind GmbH including without limitation, potential claims of DeWind GmbH against the Company, DeWind and other DeWind subsidiaries including potential claims against the Company’s remaining operating subsidiary in the UK, DeWind Ltd.  On September 8, 2009, the insolvency receiver for DeWind GmbH and FKI entered into an Agreement in regard to a Settlement of Claims in which the insolvency receiver assigned any potential claim DeWind GmbH held against the Company, DeWind, Inc. and related Company entities to FKI for undisclosed consideration. All liabilities associated with these potential claims are recorded in liabilities from discontinued operations.

DeWind Holdings Ltd.

On January 9, 2009 the Directors of DeWind Holdings, Ltd. filed for insolvency proceedings in the Queen’s Bench Court.  On January 12, 2009 the court dismissed the winding up petition filed by FKI as a result of DeWind Holdings  filing for insolvency proceedings.

Composite Technology Corporation v. FKI PLC

On October 30, 2009 the Company filed an action for negative declaration in the Court of Lubeck, Germany against FKI (Case No. 170256109) to set the value of the intellectual property of Dewind GmbH that had been transferred to DeWind Ltd. in August, 2008 at no more than 1,000,000 Euros ($1,502,000 at November 30, 2009 exchange rates) and to verify the propriety of the transfer.  The IP had been transferred under the terms of a Dewind intercompany agreement for 500,000 Euros paid in cash ($751,000 at November 30, 2009 exchange rates) prior to the Dewind GmbH insolvency filing.  FKI and the insolvency receiver claim the value of the IP to be significantly higher and that the transfer was improperly conducted.  The Company believes that the value of this IP is substantially less than 1,000,000 Euros.  The Company has not recorded a liability associated with the difference in the price paid and the amount listed in the negative declaration, as it is uncertain that the court will uphold the Company’s claim estimate.

FKI PLC and FKI Engineering Ltd v. Composite Technology Corporation

On April 30, 2009, FKI PLC and FKI Engineering Ltd. (FKI) filed a petition with the United States District Court, Central District of California, under 28 U.S.C. §1782(a) (Case No. CV-09-5975-ABC(CFE)), asking the Court to permit FKI to proceed with certain discovery in the United States against the Company for use in the DeWind GmbH and DeWind Holdings insolvency proceedings.  The Court granted the request and the Company is currently in the process of responding to such requests.

Composite Technology Corporation and CTC Cable Corporation v. Mercury Cable & Energy, LLC, Ronald Morris, Edward Skonezny, Wang Chen, and “Doe” Defendants 1-100 (“Mercury”)

On August 15, 2008 the Company filed suit in the Superior Court of the State of California, County of Orange, Central Justice Center (Case No. 30-2008 00110633) against the Mercury parties including multiple unknown “Doe” defendants, expected to be named in discovery proceedings, claiming Breach of Contract, Unfair Competition, Fraud, Intentional Interference with Contract, and Injunctive Relief.  Several of the Mercury parties had filed a claim under the Company’s Chapter 11 bankruptcy proceedings which was settled during the bankruptcy and which provided for certain payments for sales made to China.  The settlement agreement included non-compete agreements and stipulated the need to maintain confidentiality for the Company’s technology, processes, and business practices.  The Company claims that the Mercury parties have taken actions, which violate the Settlement Agreement and the Bankruptcy Court Order, including the development of and attempting to market similar conductor products and misusing confidential information and the Company further claims that the Settlement Agreement was entered into with fraudulent intent.  The Company claims that the Mercury parties engaged in unlawful, unfair, and deceptive conduct and that these actions were performed with malice and with intent to cause injury to the Company.  The Company is asking for actual damages, punitive damages, and attorney fees.  No estimate of such damages can be made at this time and no accrual for such fees is included in the Company’s financial statements at September 30, 2009.

On December 5, 2008, Defendants filed a cross-complaint against CTC and some of the company's officers. Defendants served the cross-complaint only on the company (i.e., none of the individual cross-defendants have been served). The Company filed several motions aimed at dismissing certain of the cross-claims, which resulted in the Defendants filing several amended pleadings. On May 12, 2009 the Court granted the Company’s motion directed to the sixth cause of action contained in the second amended cross-complaint, and dismissed that claim with prejudice.  The Defendants’ cross-complaint asserts claims for fraud in inducing the settlement agreement, rescission of the settlement agreement, breach of the settlement agreement, accounting, and declaratory relief.

On March 2, 2009, the Company’s subsidiary, CTC Cable Corporation ("CTC Cable"), filed a lawsuit against Mercury Cable & Energy, LLC ("Mercury") in the United States District Court for the Central District of California, Southern Division (Case No. SA CV 09-261 DOC (MLGx)), seeking damages for infringement of CTC Cable's United States Patent No. 7,368,162 (’162) and United States Patent No. 7,211,319 (‘319), and for infringement of a CTC Cable copyright registration.  The Company is asking for actual damages, treble damages, attorneys fees, interest, costs and injunctive relief.  No estimate of such damages can be made at this time and no accrual for the Company’s future fees and costs is included in the Company's financial statements at September 30, 2009.

In response to this lawsuit, Mercury has requested the United States Patent and Trademark Office reexamine the '162 and '319 patents and requested the Court to stay the patent and copyright lawsuit pending the Patent Office's final reexamination of CTC's patents.  The Court granted Mercury's request to stay the lawsuit pending the Patent Office’s final decisions. CTC's copyright infringement claim is also stayed pending the Patent Office’s decisions.

On November 4, 2009, the Patent Office issued a first Office Action in the re-examination of the '319 patent.  As is common practice, the Patent Office has initially rejected most of the claims based on the prior art patents submitted with Mercury's reexamination request pending response by CTC. However, the Patent Office did confirm the validity of claim 17 of the patent. CTC is currently preparing a full and complete response to this Office Action. On November 23, 2009, Mercury issued a press release falsely stating that the Patent Office “invalidated” 28 of 29 claims contained in the '319 patent.  Contrary to Mercury's latest press release, the Office Action did not serve to invalidate any claims of the patent and all of the Company’s patent claims being reexamined are in force during the pendency of the reexamination.

In response to Mercury’s false press release, on November 25, 2009, the Company filed an application with the Court requesting partial relief from the stay for the purpose of amending the complaint against Mercury to include a trade libel claim and to permit the Company to prosecute this claim against Mercury.  The Company has also requested that a preliminary injunction be issued to prohibit Mercury from making any further false or misleading statements about the validity of the Company’s patents.  On December 1, 2009, Mercury filed its opposition with the Court.  The matter is currently under submission.

In Re Composite Technology Corporation Derivative Litigation (Brad Thomas v. Benton Wilcoxon, Michael Porter, Domonic J. Carney, Michael McIntosh, Stephen Bircher, Rayna Limited, Keeley Services Limited, Ellsford Management Limited, Laikadog Holdings Limited, James Carkulis, and Does 1 through 1000 (including D. Dean McCormick, III, CPA as Doe 1, John P. Mitola, as Doe 2, and Michael K. Lee, as Doe 3) and Nominal Defendant Composite Technology Corporation)

On June 26, 2009 Mr. Brad Thomas, alleged to be a shareholder of the Company, filed a shareholder derivative complaint in the Superior Court of the State of California, County of Orange (Case No. 30-2009-00125211) for damages and equitable relief.  The complaint asserts claims for negligence, gross negligence, breach of fiduciary duty, waste, mismanagement, gross mismanagement, abuse of control, negligent misrepresentation, intentional misrepresentation, fraudulent promise, constructive fraud, and violations of the California Corporations Code, and seeks an accounting, rescission and/or reformation.  The facts focus on the Company’s acquisition of its DeWind subsidiary and also related self-interested transactions, accounting deficiencies and misstatements.  Certain of the defendants are current directors and/or officers or past officers of the Company.  Under the Company’s articles of incorporation and bylaws, the Company is obligated to provide for indemnification for director and officer liability.

On October 13, 2009, the Company and the individual defendants filed demurrers (motions to strike) to the Complaint on the grounds that Plaintiff Thomas did not make a written demand on the Company’s board of directors prior to filing the Complaint as required under Nevada law and that any decisions made by the individual director/office defendants in relation to the subject matter of the Complaint are protected under the business judgment rule.  Prior to the scheduled hearing on the demurrer, Plaintiff Thomas filed a First Amended Complaint on or about November 11, 2009 naming three additional current board members.  The deadline to respond to the First Amended Complaint is January 4, 2010.  Several of the defendants named in the First Amended Complaint have not been served.  The Company will be filing another demurrer (motion to strike) to the First Amended Complaint on the same grounds.  In addition, on October 20, 2009, the Company filed a Motion to Stay Discovery in this matter on the grounds that Plaintiff Thomas should not be permitted to conduct discovery until such time as the dispute over the sufficiency of the First Amended Complaint is decided by the Court.

ITEM   4   - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of our fiscal year ended September 30, 2009.

PART   II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the over-the-counter market on the OTC Bulletin Board under the symbol CPTC. The following table sets forth the high and low bid information for our common stock for each quarter within the last two fiscal years.

Quarterly Common Stock Price Ranges
QUARTER ENDED 2008/2009

	HIGH	LOW
December 31, 2008	$0.62	$0.18
March 31, 2009	$0.35	$0.16
June 30, 2009	$0.44	$0.22
September 30, 2009	$0.73	$0.22

QUARTER ENDED 2007/2008

	HIGH	LOW
December 31, 2007	$2.16	$1.28
March 31, 2008	$1.56	$0.70
June 30, 2008	$1.28	$0.83
September 30, 2008	$1.43	$0.66

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. As of November 30, 2009, there were approximately 500 shareholders of record of our common stock and no shareholders of record of our preferred stock.

We have never paid any dividends on the common stock. We currently anticipate that any future earnings will be retained for the development of our business and do not anticipate paying any dividends on the common stock in the foreseeable future.

Sales of Unregistered Securities

None.

ITEM 6 – SELECTED FINANCIAL DATA

The following table sets forth our selected historical consolidated financial data for each of the fiscal years in the five-year period ended September 30, 2009, which were derived from our audited consolidated financial statements. The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited consolidated financial statements and related notes included elsewhere in this Annual Report.

(All figures are presented in thousands except per share items)	Year Ended September 30
	2005	2006*	2007*	2008*	2009
Statement of Operations Data

Operating Revenues	$1,009	$3,554	$16,008	$32,715	$19,602
Loss from Continued Operations	(40,163)	(23,691)	(18,010)	(10,083)	(19,438)
Loss from Discontinued Operations (Note 2)	—	(4,832)	(26,474)	(43,430)	(54,313)
Net loss	(40,163)	(28,523)	(44,484)	(53,513)	(73,751)
Net Assets (Liabilities) of Discontinued Operations (Note 2)	—	46,805	36,069	34,835	(42,067)
Total Assets	5,771	53,549	66,323	173,087	54,839
Total Long-Term Obligations	11,708	111	9,835	9,061	1,987
Cash Dividends per Common Share	—	—	—	—	—
Basic and fully diluted loss from continuing operations per common share	$(0.35)	$(0.17)	$(0.09)	$(0.04)	$(0.07)
Basic and fully diluted net loss per common share	$(0.35)	$(0.20)	$(0.23)	$(0.22)	$(0.26)

*On July 3, 2006 the Company acquired its DeWind segment.  On September 4, 2009, the Company sold substantially all assets and liabilities of our DeWind segment. All operations of DeWind have been reclassified to discontinued operations (See Note 2 to the Consolidated Financial Statements).

ITEM 7 -   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

Composite Technology Corporation (CTC) has conducted its operations in the following two business segments: the CTC Cable division and the DeWind division.  In September, 2009 we sold substantially all of the assets and liabilities of the DeWind segment.  Accordingly, all operations of our former DeWind segment have been reported as discontinued operations in the accompanying consolidated financial statements and notes thereto.

The year ended September 30, 2009 represented a period of significant shocks to the world economies and worldwide financial markets, including a collapse of project and commercial financing as well as risk capital financing.  This was accompanied by the failure of multiple commercial and investment banking institutions.   These events were countered by legislation and other government economic stimulus packages and incentives, including significant incentives for investment in electrical infrastructure and renewable energy in the U.S. under the American Recovery and Reinvestment Act of 2009 (ARRA). The combination of these factors has been seen in the press through significantly lowered economic forecasts and expectations in the short term, with expectations of economic recovery after these incentive measures are implemented.  The turmoil of these external forces has caused negative impacts on both businesses of CTC in the short term, but has improved the long-term outlook for both businesses, each of which is well positioned to take advantage of the economic stimulus incentives of ARRA and similar initiatives elsewhere in the world.

The CTC Cable business growth was slowed as the economic downturn resulted in delays with several anticipated sales, that had specified ACCC® conductor, in new international markets and the United States. China continued to recover from the negative impact of delays in sales orders caused by the Beijing Olympics in previous quarters.  The impact of these delays and the economic downturn felt by Chinese manufacturing has resulted in four consecutive quarters of declining electricity consumption in China.  This temporary lower consumption has eased the urgent need for capacity expansion in certain areas.

A more significant impact occurred to the DeWind business segment through product order delays and most importantly through a significant restriction in available financing for wind farm projects of customers.

DeWind Asset Sale

The divestiture of DeWind was a decision driven by the worldwide banking and credit crisis.  DeWind had focused its sales and marketing efforts into the North American and South American markets to take advantage of its innovative D8.2 technology.  Following the June 2008 cash investment by Credit Suisse and the signing of turbine contracts in September and early October, 2008 DeWind began to invest a significant amount of cash into its supply chain.

At the beginning of the fiscal year, in October, 2008 DeWind had orders in excess of $150 million from customers with established track records of success in wind farm project completion and had received initial payments on the largest of these orders which included orders for 60 units that utilized the new D8.2 platform.  DeWind began to make advance payments for parts and to increase its commitments for turbine parts in anticipation of the fulfillment of this order.  In October, 2008, this customer defaulted on scheduled payments required under their turbine purchase agreement.  The payment default was due to the loss of financing for the wind project caused by the worldwide credit contraction. Further, with the collapse of several wind industry financing institutions, notably Lehman Brothers which had previously been heavily involved in the organization of “tax equity” funding in the US, it was apparent that there had been a fundamental change in the ability for small and medium sized wind projects to be funded.

In November, 2008 after the realization that the worldwide economic and banking crises were long lasting and were resulting in a significant delay or elimination of financing for wind farms, the Company determined that unless the business environment reverted back to pre-credit crisis levels, the Company did not have the financial resources to continue to fund DeWind without significant amounts of additional capital, and the Company’s Board of Directors approved a contingency plan to seek strategic investment partners or divest its ownership stake in DeWind.  In December, 2008 the Company engaged the services of RBS Securities, who had substantial industry knowledge of the wind industry and who had assisted in other significant wind industry M&A activities.  Between February, 2009 and June, 2009 the Company had circulated investment memoranda and due diligence materials to over 150 separate interested parties concluding with on site discussions and bids from multiple parties.  In June, 2009 the Company signed a Bridge Loan agreement for $5 million in order to provide sufficient cash to continue its operations through the conclusion of the DeWind asset sale.  In August, 2009 the Company completed negotiations with the winning bidder, Daewoo Shipbuilding and Marine Engineering (DSME), and signed an Asset Purchase Agreement on August 10, 2009 for $49.5 million in cash.

On September 4, 2009, our DeWind subsidiary sold substantially all of its existing operating assets including all inventories, receivables, fixed assets, wind farm project assets and intangible assets including all intellectual property. DSME also assumed substantially all operating liabilities of DeWind including supply chain and operating expense accounts payables and accrued liabilities, warranty related liabilities for US turbine installations, and deferred revenues.  All former DeWind employees were also transferred to DSME employment. DSME did not acquire any cash balances of DeWind; acquired only the long term assets of one of the European subsidiaries, leaving all other assets and liabilities of that entity intact; and did not acquire certain assets and liabilities of the US DeWind subsidiary tied to one turbine supply contract. All of the remaining assets and liabilities of DeWind have been classified as net assets or liabilities of discontinued operations.  All operations of our former DeWind segment have been reported as discontinued operations.

The sale of the DeWind net assets was for $49.5 million in cash.  The Company received approximately $32.3 million in cash with $17.2 million in cash escrowed to cover certain contingent liabilities.  Of the escrowed cash, $5.5 million is expected to be released within one year after the achievement of certain milestones and $11.7 million is expected to be released over time periods that may be as late as 2012 under certain conditions. The purchase price is further subject to adjustment based on delivery of the value of the assets transferred net of liabilities assumed.  The Company has placed the $17.2 million in cash in escrow to indemnify the buyer if claims are made against them by third parties and those claims are determined to be valid and enforceable.  Our intention is to vigorously defend against any such claims should they occur.  Defense of such claims may result in additional costs to maintain the Company’s interest in the restricted cash or to limit potential liability.  In the event that claims are successful, the balance payable to the buyer may include all, part, or cash amounts in excess of the $17.2 million escrowed, including potentially an additional $17.7 million up to a total of $34.9 million under certain conditions, which are not expected by the Company.  If such claims are successfully made, this would result in additional losses on the DeWind sale transaction and could require a substantial refund of the proceeds received.  The Company believes the $17.2 million in escrow will be released per the terms of the agreement.  Accordingly, at September 30, 2009, we have classified the $17.2 million held in escrow as restricted cash, with $5.5 million as current and $11.7 million as long-term. See Note 2 to the consolidated financial statements.

The divestiture of DeWind provided a significant amount of cash to the Company’s balance sheet, and reduced cash spending for DeWind operating expenses and working capital requirements. As part of the transaction, the Company is prohibited from developing, marketing, or selling competing wind turbine technology for five years except that the Company retained the rights to develop and sell wind farm projects.

The remaining assets and liabilities of the discontinued operations consist of the following:

(In Thousands)	September 30, 2009
ASSETS
Accounts Receivable, net	2,461
Prepaid Expenses and Other Current Assets	61
TOTAL ASSETS	$2,522

LIABILITIES
Accounts Payable and Other Accrued Liabilities	$39,356
Deferred Revenues and Customer Advances	2,869
Warranty Provision	2,364
Total Liabilities	44,589

Net Liabilities of Discontinued Operations	$(42,067)

Except for the former intercompany loans, significantly all of the assets and liabilities of the discontinued operations pertain to activities outside of the United States, primarily for turbines sold and installed in Europe and South America and technology licenses to Chinese customers. Included above in Accounts Payable and Other Accrued Liabilities are net payables related to formerly consolidated, now insolvent European subsidiaries of approximately $22 million, substantially all of which has been assigned by the insolvency receiver to FKI, a former owner of Dewind engaged in a lawsuit with us over warranty guarantees.  At September 30, 2009, the net payables to insolvent subsidiaries is comprised of assets in the amount of $8 million and liabilities in the amount of $30 million. Currently, we have not received any update from the insolvency receiver related to the assets and liabilities for the insolvent subsidiaries.

Economic Stimulus Initiatives

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

CTC Cable has been working diligently with various Federal and State agencies and power companies to include its ACCC® products in the planning stages for projects set to receive stimulus spending.

Other countries, such as China, have also implemented economic stimulus initiatives to provide for electrical generation and infrastructure spending.  To date, neither CTC Cable nor DeWind has benefited from any of the economic stimulus initiatives.  In the U.S. market, a very limited amount of funds has been released as yet and for nearly all worldwide incentives, including the U.S., these projects have extended lead times before ACCC® products and wind turbines would be sold as these products are ordered and installed in later stages of  most transmission and renewable energy projects.

CTC Cable Division

Located in Irvine, California with sales operations in Irvine, California, Shanghai, China, Europe, the Middle East, and Brazil, the CTC Cable Division produces and sells ACCC® conductor products and related ACCC® hardware products. ACCC® conductor production is a two step process. The Irvine operations produce the high strength, light weight, composite ACCC® core, which is then shipped to one of six conductor stranding licensees in Canada, Belgium, China, Indonesia or Bahrain where the core is stranded with conductive aluminum to become ACCC® conductor. ACCC® conductor and core are sold in Canada and the U.S. directly by CTC Cable to utilities.  ACCC® conductor and core are sold elsewhere in the world directly to utilities as well as through license and distribution agreements with Lamifil in Belgium, Far East Composite Cable Company in China, and Midal in Bahrain. ACCC® conductor has been sold commercially since 2005 and is currently marketed worldwide to electrical utilities, transmission companies and transmission design and engineering firms.

RECENT DEVELOPMENTS

The CTC Cable business saw continued expansion into new markets and greater traction of our new efficiency message in our U.S. market but CTC Cable also saw delays in several anticipated sales in new markets and was still negatively impacted from the delay in sales orders in previous quarters caused by a slowdown in China.

The Cable division’s focus during the year ended September 30, 2009 was sales, marketing, and operations with a goal to position CTC Cable for rapid revenue growth and expansion beyond the volatile market in China. Our goals include the expansion of our customer base outside of the Chinese market by penetrating other markets including the U.S. Our sales pipeline continues to improve and we currently are working on nearly $800 million of sales opportunities, most of which are outside of China. We believe, however that the impact of the U.S. and International stimulus funds may not result in increased revenues until calendar year 2010. We are also optimistic that the proposed infrastructure and grid efficiency directives included in the ARRA stimulus package will result in an increased focus by utilities in the U.S. to acknowledge the efficiency benefits of our ACCC® products.

To this extent, the order to Sierra Pacific Power Company, an electric utility servicing portions of Nevada, is our largest order to a U.S. customer to date and is important since the decision to purchase ACCC® conductor by this customer was primarily due to the cost savings associated with using ACCC® conductor, including the improved efficiency of ACCC® conductor over existing transmission conductor products. Prior U.S. sales were lines that took advantage of the reduced sag or high temperature capabilities of ACCC® conductor. We believe this win is significant because it represents a significant change in the perception of the use of ACCC® conductor with U.S. utilities away from a “niche” product chosen when there was no other alternative available to solve a problem, to a product with performance and economic advantages that could be rolled out to replace a substantial amount of the transmission conductor within a given utility’s grid. We believe that this is the first of many such efficiency and economic benefit related sales for U.S. utility sales opportunities.

Within our China market, we reached an important milestone by obtaining approval to have ACCC® conductor installed in a 500KV installation and we are working with our Chinese licensee and the local grid to secure a trial line at 1,000KV. The significance for this approval is that a substantial portion of the electrical transmission infrastructure spending in China is at 500KV or higher, including much of the projected Chinese stimulus bill spending. To reach that milestone, a discount was granted to our customer, Far East Composite Cable Company (“Far East”), as a strategic decision to position ACCC® conductor at State Grid in China for projects at 500KV and above.  New large scale transmission projects in China are all moving to voltages at or above 500KV and we wanted to be designed into and installed in projects at this voltage immediately. As a result, we granted a special discount to induce State Grid to place the order with Far East, but demanded better cash flow from them in return.  We were designed into the project at 500KV as planned, but the project is on hold in China pending assignment to a new transmission corridor.  The original line was subsequently upgraded to 1000KV and is still in the re-design phase. Despite these efforts, during 2009 we saw a substantial drop off in orders from our China distributor.  We are in the process of renegotiating our contract with our current Chinese distributor in addition to evaluating other commercial opportunities in the China market.

Outside of China, our international efforts continue to expand and we are gaining traction on our strategy to diversify away from China.  We closed a significant order with a new customer in South Africa representing 217 km of ACCC® conductor.  In Europe, we have received certifications in the UK with certifications expected shortly in Germany and Portugal.    We continue to see significant opportunity in the Latin American markets and have seen repeat orders for Chile and Mexico.  We expect initial orders soon in other South American countries.  We have certified the stranding capabilities for Midal for one size of conductor and we plan to review several additional sizes prior to their certification.  We expect that the certification will allow for closing near term sales that were delayed pending certification in the Middle East and Africa. We are also certifying two stranding sources in Indonesia.  Progress also continues in identifying local stranding sources in South and Latin America.

Our progress in market expansion can be seen in the following table.  The sales wins in new markets include revenues to Indonesia, the Middle East and Latin America along with promising expansion into North America as our sales efforts begin to bear fruit. Our focus in fiscal 2010 will be to continue to penetrate these new markets while focusing on expanding our reach into the China and North American markets.

(In Thousands)	For the Years Ended September 30,
	2009	2008	2007

Europe	$873	$6,896	$50
Middle East	1,445	—	—
China	10,499	24,900	12,857
Other Asia	422	—	—
North America	5,409	851	3,101
South America	26	68	—
Latin America	928	—	—
Total Revenue	$19,602	$32,715	$16,008
Kilometers shipped	2,800	3,700	1,100
Revenue per kilometer	$5,570	$8,110	$12,980

The sales and marketing initiatives begun in the latter half of fiscal 2008 were continued with multiple areas of the sales and marketing infrastructure completed.  These initiatives focused on developing a sales organization necessary to penetrate and support order solicitations, bid tenders, and to evangelize the efficiency message of the ACCC® conductor product line.  CTC Cable filled out complete coverage of the U.S. and Canadian markets through its consortium of 19 sales agent representatives.  The sales organization also completed new sales collateral and sales tools to help automate bid and information requests including a new CTC Cable website in May, 2009.

The focus of our cable operations during the year ending September 30, 2009 has been to increase production to manage the large influx of orders from our new markets. We now have eighteen pultrusion machines in operation with each of the new production machines able to produce up to 3.5 km per day per machine.  With eighteen machines in operation with a projected annual capacity in excess of 18,000 km per year we have sufficient capacity to provide in excess of $100 million in ACCC® core revenue per year.

Looking forward into 2010, we expect to continue our focus on penetrating new markets, monetizing existing markets through follow-on orders, and restarting our currently lagging Chinese market.  To assist us in these endeavors, on December 14, 2009 the Company announced the hiring of John P. Brewster as Chief Commercial Officer of Composite Technology Corporation and President of CTC Cable Corporation.  Mr. Brewster brings over thirty years of U.S. Utility Sales and Operations experience in a senior management capacity including employment with NRG Energy Inc. as Executive VP of Operations including management experience with both domestic and international activities.  Most recently, he served as Executive Vice President and Chief Operating Officer of Calera Corporation, a startup company dedicated to reversing global warming by capturing and storing greenhouse gases and where he will continue as a senior advisor.  The Company believes that Mr. Brewster will be instrumental in our domestic and international sales expansion strategy.

We believe that we have lined up sufficient raw materials supplies for our ACCC® core to produce our expected ACCC® product sales worldwide for the next twelve months.  The recent economic downturn has resulted in a decreased demand for aerospace grade carbon fiber, that we use to produce our composite core, resulting in increased availability of such materials for ACCC® core and lower material prices. We will continue to work to expand our ACCC® conductor production capacity through stranding and manufacturing agreements with targeted manufacturers worldwide. As we open new markets and we begin to sell ACCC® conductor locally, we will look to sign additional agreements with local stranding sources.  Discussions with new stranding partners are underway at multiple locations worldwide.

We believe that our ACCC® product margins have upside potential in 2010 as compared to 2009 due to two factors.  The first is that we have seen a decrease in the cost of our raw materials, including the aerospace grade carbon we use in our ACCC® conductor core.  The second is that for 2009 our plant utilization was only 25% of capacity.  This resulted in operational inefficiencies including higher than expected per unit labor and overhead charges.  Our labor and overhead costs carry a large fixed component so lower utilization requires a higher cost per unit of production.    We expect to see per unit cost savings as our plant utilization improves with additional expected sales.

DeWind Division

The DeWind segment operated under the brand name DeWind, which has designed and sold wind turbines since 1995 from Lubeck, Germany. DeWind is operated from the Company’s Irvine, California offices with sales operations in Irvine, California and Lubeck, Germany along with Engineering and R&D operations in both Irvine, California and Lubeck, Germany. The DeWind segment designs, produces, sells and services DeWind turbines in the 1.25 and 2.0 megawatt range worldwide. We acquired DeWind during the EU Energy acquisition on July 3, 2006. Accordingly, we have incorporated DeWind’s operations into our financial results since that date.  The operations of DeWind have been reported as discontinued operations as of September 4, 2009 due to the sale to DSME as described above.

RESULTS OF OPERATIONS

The following table presents a comparative analysis of Revenue, Cost of Revenues, and Gross Margins for continuing operations:

	For the Years Ended September 30,
(In Thousands)	2009	2008	2007

Product Revenue	$19,602	$32,715	$16,008
Cost of Revenue	$14,285	$21,129	$11,425
Gross Margin	$5,317	$11,586	$4,583
Gross Margin %	27.1%	35.4%	28.6%

PRODUCT REVENUE:  Product revenues decreased $13.1 million, or 40%, from $32.7 million in 2008 to $19.6 million in 2009, and increased $16.7 million, or 104%, from $16.0 million in 2007 to $32.7 million in 2008.

The fiscal 2009 decrease was primarily related to a significant decline in shipments of 664 km of ACCC® products to China and Poland.

The fiscal 2008 increase was primarily due to increased shipments to China and a large sale to Poland.

COST OF REVENUE: Cost of revenue represent materials, labor, freight, and allocated overhead costs to produce ACCC® conductor, ACCC® core, and related hardware.  Cost of revenue decreased $6.8 million, or 32%, from $21.1 million in 2008 to $14.3 million in 2009, and increased $9.7 million, or 85%, from $11.4 million in 2007 to $21.1 million in 2008.

Cost of revenue and resultant gross margin.  The fiscal 2009 gross margin percentage decreased primarily due to strategic discounts given to Jiangsu New Far East Cable Company in China. Excluding non-cash charges of $0.7 million for depreciation and share-based compensation charges, fiscal 2009 gross margin would have been $6.0 million or 30.7% of revenue. The fiscal 2008 gross margin percentage increased due to the improved revenue mix from higher margin ACCC® conductor core in 2008 as compared to more ACCC® conductor in 2007.

The following table presents a comparative analysis of operating expenses for continuing operations:

	For the Year Ended September 30, 2009
(In Thousands)	Corporate	Cable	Total
Officer Compensation	$3,225	$—	$3,225
General and Administrative	5,815	4,098	9,913
Research and Development	—	2,703	2,703
Sales and Marketing	—	5,598	5,598
Depreciation and Amortization	—	368	368
Total Operating Expenses	$9,040	$12,767	$21,807

	For the Year Ended September 30, 2008
(In Thousands)	Corporate	Cable	Total
Officer Compensation	$2,129	$—	$2,129
General and Administrative	5,289	1,852	7,141
Research and Development	—	4,519	4,519
Sales and Marketing	—	3,485	3,485
Depreciation and Amortization	—	339	339
Total Operating Expenses	$7,418	$10,195	$17,613

	For the Year Ended September 30, 2007
(In Thousands)	Corporate	Cable	Total
Officer Compensation	$1,864	$—	$1,864
General and Administrative	4,428	1,941	6,369
Research and Development	—	4,187	4,187
Sales and Marketing	—	2,544	2,544
Depreciation and Amortization	—	272	272
Total Operating Expenses	$6,292	$8,944	$15,236

OFFICER COMPENSATION: Officer Compensation represents CTC Corporate expenses and consists primarily of salaries, consulting fees paid in cash, and the fair value of stock grants issued to officers of the Company. Officer compensation increased $1.1 million, or 51%, to $3.2 million in fiscal 2009 from $2.1 million in fiscal 2008 and $1.9 million in fiscal 2007.  The increase from 2008 to 2009 was due to higher fair value share-based compensation expense for vested stock options. The increase from 2007 to 2008 was due to higher fair value share-based compensation expense for vested stock options.

GENERAL AND ADMINISTRATIVE: General and administrative expense consists primarily of salaries and employee benefits for administrative personnel, professional fees, facilities costs, insurance, travel, share-based compensation charges and any expenses related to reserves for uncollectible receivables. G&A expense increased $2.8 million, or 39%, from $7.1 million in 2008 to $9.9 million in 2009, and increased $0.8 million¸ or 12%, from $6.4 million in fiscal 2007 to $7.1 million in fiscal 2008.

The increase of $2.8 million in 2009 was due to a $0.5 million increase from corporate and $2.3 million increase from Cable.  The corporate related G&A increase is derived from increased headcount costs, insurance, board of director fees, recruiting costs and higher share-based compensation charges, offset by a reduction in professional service fees.  The $2.3 million increase in Cable related G&A primarily related to $1.5 million in legal fees, $0.4 million in headcount costs and $0.4 million in facilities costs, partially offset by a reduction in insurance expense.

The increase of $0.8 million in 2008 was due to a $0.9 million increase from corporate related and a $0.1 million decrease from Cable. The net increase primarily related to $0.3 million of higher share-based compensation charges, $0.3 million in costs associated with debt and equity financings and $0.7 million in increased headcount costs, offset by $0.6 million in reduced professional fees.

RESEARCH AND DEVELOPMENT:  Research and development expenses consist primarily of salaries, consulting fees, materials, tools, and related expenses for work performed in designing and development of manufacturing processes for the Company's products. Research and Development expenses decreased $1.8 million, or 40%, from $4.5 million in 2008 to $2.7 million in 2009, and increased $0.3 million, or 8%, from $4.2 million in 2007 to $4.5 million in 2008.

The decrease of $1.8 million in 2009 was primarily related a shift of employees who formerly functioned in a research capacity but who now are classified as sales support personnel, partially offset by increased share-based compensation charges.

The increase of $0.3 million in 2008 was due to headcount related increases to support of our product growth including increased product quality and testing.

SALES AND MARKETING: Sales and marketing expenses consist primarily of salaries, consulting fees, materials, travel, and other expenses performed in marketing, sales, and business development efforts for the Company. Sales and marketing expenses increased $2.1 million, or 60%, from $3.5 million in 2008 to $5.6 million in 2009, and increased $0.9 million, or 37%, from $2.5 million in 2007 to $3.5 million in 2008.

The increase of $2.1 million in 2009 was primarily related to a $1.1 million increase comprised of additional headcount and customer support costs, a $0.7 million increase in advertising related expenses and a $0.3 million increase in share-based compensation charges, partially offset by decreases in commission and professional fee expenses.

The increase of $0.9 million in 2008 was primarily the result of increased headcounts and commissions on higher sales.

DEPRECIATION AND AMORTIZATION: Depreciation and amortization expense consists of depreciation related to the depreciation and amortization of the Company's capitalized assets used in operations, excluding product cost depreciation (refer to cost of revenue discussion above). Depreciation expense increased $29,000, or 9%, from $339,000 in 2008 to $368,000 in 2009, and increased $67,000, or 25%, from $272,000 in fiscal 2007 to $339,000 in 2008. The annual increases were due to minor increases in the fixed asset base.

INTEREST EXPENSE: Interest expense consists of the cash interest payable on the Company’s Debentures and Notes and the amortization of the Convertible Note discount recorded for the value of the warrants and conversion features issued in conjunction with the Convertible Notes.

The decrease of $0.9 million in 2009, or 23%, was primarily due to reduced accelerated amortization of the discount due to no conversions in 2009.

The decrease of $3.4 million in 2008, or 47%, was due to lower debt balances resulting in lower cash interest and reduced amortization of the discount caused by less acceleration of the discount for conversions for 2008 as compared to 2007.

As of September 30, 2009 our debt balance consisted of approximately $9.0 million principal at 8% interest, less unamortized debt discounts, for a net debt balance of $8.7 million.

INTEREST INCOME: The interest changes from year to year were due to changes in the underlying cash balances. The cash level at September 30, 2009 increased in September 2009 as a result of the DeWind sale.

EXPENSE RELATED TO MODIFICATION OF WARRANTS DUE TO ANTI-DILUTIVE EVENTS:  Expenses related to the modification of warrants due to anti-dilutive events decreased 99% to $7,000 in fiscal 2009 and increased 48% to $553,000 in fiscal 2008.

The 2009 expense resulted from the events related to the anti-dilution caused by the issuance of additional warrants in connection with a short-term senior secured bridge note issued in June, 2009, as described in Note 9 to the Financial Statements. The 2008 expense resulted from the events related to the anti-dilution caused by the issuance of shares related to our Credit Suisse equity offering in June 2008. The expense represents the combination of the fair value of the issuance of any new warrants and the difference in the fair value of the respective warrants immediately before and immediately after price resets in warrant exercise prices and as described in the equity footnote to the financial statements in Item 8.

INCOME TAXES:  We made provisions for income taxes of $5,000, $3,000, and $3,000 for the years ending September 30, 2009, 2008 and 2007, respectively. We have determined that due to our continuing operating losses as well as the uncertainty of the timing of profitability in future periods, we should fully reserve our deferred tax assets. As of September 30, 2009, our deferred tax assets continued to be fully reserved. We will continue to evaluate, on a quarterly basis, the positive and negative evidence affecting our ability to realize our deferred tax assets.

EFFECTS OF INFLATION: We are subject to inflation and other price risks arising from price fluctuations in the market prices of the various raw materials that we use to produce our products. Price risks are managed through cost-containment measures. Except as noted below, we do not believe that inflation risk or other price risks with respect to raw materials used to produce our products are material to our business, financial position, results of operations or cash flows. Due to a decrease in demand for composite quality carbon materials worldwide in particular in the aerospace and defense industries and despite a restricted supply of high quality carbon due to a limited number of suppliers, the Company experienced a price decline in unit costs of such carbon.  However, the Company may be exposed to raw material price increases or carbon material shortfalls should demand increase with the worldwide economic recovery and if additional suppliers or supplies do not become available. We cannot quantify any such price or material impacts at this time.

EFFECTS OF EXCHANGE RATE CHANGES: We are subject to price risks arising from exchange rate fluctuations in the functional currency of our European subsidiaries, primarily the Euro and the UK Sterling.  We currently do not hedge the exchange rate risk related to our assets and liabilities and do not hedge the exchange rate risk related to expected future operating expenses.

The following tables present a reconciliation of consolidated non-GAAP EBITDAS or Earnings before Interest, Taxes, Depreciation & Amortization, and Share-based Compensation charges for continuing operations for the years ended September 30, 2009, 2008 and 2007:

The Company has provided non-GAAP measures such as EBITDAS in the following management discussion and analysis. The Company uses the non-GAAP information internally as one of several measures used to evaluate its operating performance and believes these non-GAAP measures are useful to, and have been requested by, investors as they provide additional insight into the underlying operating results viewed in conjunction with US GAAP operating results.  For the non-GAAP EBITDAS measure, a significant portion of non-cash expenses is excluded, primarily for interest, depreciation and for share-based compensation charges that are valued based on the share price and volatility at the date of grant and then expensed as earned, typically upon vesting of service over time.  The material limitation of non-GAAP EBITDAS compared with Net Income is that significant non-cash expenses are excluded.  Management compensates for such limitation by utilizing EBITDAS only for particular purposes and that it evaluates EBITDAS in the context of other metrics such as Net Income when evaluating the Company’s performance and financial condition. Non-GAAP measures are not stated in accordance with, should not be considered in isolation from, and are not a substitute for, US GAAP measures. A reconciliation of US GAAP to non-GAAP results has been provided in the financial tables below.  We will include asset impairments and warrant modification expense in our reconciliation as well.

	For the Year Ended September 30, 2009
(In Thousands)	Corporate	Cable	Total
EBITDAS:
Net loss from continuing operations	$(11,983)	$(7,455)	$(19,438)
Depreciation & Amortization	—	1,011	1,011
Employee share-based compensation	3,108	1,599	4,707
Warrant modification expense	7	—	7
Interest expense, net	2,929	6	2,935
Income tax expense	5	—	5
EBITDAS Income/(Loss)	$(5,934)	$(4,839)	$(10,773)

	For the Year Ended September 30, 2008
(In Thousands)	Corporate	Cable	Total
EBITDAS:
Net income/(loss) from continuing operations	$(11,547)	$1,464	$(10,083)
Depreciation & Amortization	—	776	776
Employee share-based compensation	1,683	972	2,655
Warrant modification expense	553	—	553
Interest expense, net	3,573	1	3,574
Income tax expense	3	—	3
EBITDAS Income/(Loss)	$(5,735)	$3,213	$(2,522)

	For the Year Ended September 30, 2007
(In Thousands)	Corporate	Cable	Total
EBITDAS:
Net loss from continuing operations	$(13,648)	$(4,362)	$(18,010)
Depreciation & Amortization	—	799	799
Employee share-based compensation	1,469	873	2,342
Warrant modification expense	374	—	374
Interest expense, net	6,984	—	6,984
Income tax expense	3	—	3
EBITDAS (Loss)	$(4,818)	$(2,690)	$(7,508)

Consolidated EBITDAS Loss for fiscal 2009 increased by $8.3 million as compared to fiscal 2008 from our Cable operations primarily due to the lower revenues out of China, along with corresponding margin reductions, and increases in general and administrative and sales and marketing expenses.

Consolidated EBITDAS Loss for fiscal 2008 decreased by $5.0 million as compared to fiscal 2007 from Cable income increasing $5.9 million due to a gross margin improvement of $7.0 million offset by higher cash basis operating expenses and from the Corporate loss increasing $0.9 million due to higher cash basis expenses.

NET LOSS

The following table presents the components of our total net loss:

	For the Years Ended September 30,
(In Thousands)	2009	2008	2007
Net Loss from Continuing Operations	$(19,438)	$(10,083)	$(18,010)

Loss from Discontinued Operations (Note 2)	(54,313)	(43,430)	(26,474)

Net Loss	$(73,751)	$(53,513)	$(44,484)

Our current period net loss increased by $20.3 million to $73.8 million in fiscal 2009 from $53.5 million in fiscal 2008. This net loss increase is due to:

•	A decrease in Gross Margin from continuing operations of $6.3 million from 2008 to 2009.

•	An increase in Total Operating Expense from continuing operations of $4.2 million from 2008 to 2009.

•	A decrease in Total Other Expense from continuing operations of $1.1 million from 2008 to 2009.

•	An increase in Loss from Discontinued Operations of $10.9 million from 2008 to 2009.

Gross Margin: As discussed above, the gross margin decrease of $6.3 million is primarily due to strategic discounts given to Jiangsu New Far East Cable Company in China during 2009 and lower revenue levels.

Total Operating Expense: As detailed above, the total increase in operating expense is driven by significant increases in general and administrative expenses of $2.8 million, sales and marketing expenses of $2.1 million and officer compensation of $1.1 million, offset by a decrease in research and development expenses of $1.8 million.

Total Other Expense: As discussed above, the total other expenses decrease is primarily due to a $0.9 million reduction in interest expense caused primarily from reduced accelerated amortization of the debt discount due to no conversions in 2009.

Loss from Discontinued Operations: As discussed above and detailed in Note 2 to the financial statements, the increase in the loss from discontinued operations of $10.9 million is completely derived from the September, 2009 DeWind asset sale and related discontinuation of the DeWind business segment.

LIQUIDITY AND CAPITAL RESOURCES

Comparison of Years Ended September 30, 2009, 2008 and 2007.

Our principal sources of working capital have been private debt issuances and equity financings.

Cash used by operations during the year ended September 30, 2009 of $30.3 million was primarily the result of operating losses of $73.8 million, offset by noncash charges of $62.5 million including losses from discontinued operations of $54.3 million, depreciation and amortization of $1.0 million, stock related charges of $5.1 million, inventory charges of $0.2 million, non-cash interest expense of $1.8 million, a change of net assets/liabilities from discontinued operations of $20.4 million, cash used in operating activities of discontinued operations of $4 million and net cash provided by working capital of $5.3 million, primarily from a decrease in inventory related purchases of $1.4 million, a $2.7 million decrease in receivable balances related to increased collection efforts, an increase in accounts payable of $2.4 million, offset by a decrease in deferred revenues of $1.2 million. Cash provided by investing activities of $31.4 million was related to cash used for investing activities of discontinued operations of $0.8 million, $49.5 million in proceeds from the sale of DeWind, offset by restricted cash of $17.2 held in escrow to cover contingent liabilities in connection with the sale of DeWind, and $0.8 million from the purchase of computer hardware and software, and equipment put in service in anticipation of increased cable manufacturing activities. Cash used in financing activities of $0.3 million was primarily due to cash repayments of $5.0 million for notes payable related to the Northlight financing for which net cash proceeds of $4.7 million was received in the June 2009 quarter.

We believe our cash position as of September 30, 2009 of $24 million, expected cash flows from revenue orders, potential recovery of escrowed cash,  and value of “in the money” options and warrants will be sufficient to fund our operations and satisfy our required debt service for the year ending September 30, 2010 on a consolidated basis.  Due to the sale of substantially all of the Dewind business, recorded as discontinued operations, the cash requirements of the Company have decreased due to significantly lower cash operating expenses and the elimination of inventory purchases for costly wind turbine parts.     As CTC Cable has sufficient production capacity in its existing plant to achieve profitability, it is not expected that significant capital expenditures will be required to expand production, as seen in prior years.  CTC Cable has also significantly reduced its reliance on one customer as compared to prior fiscal years and which has lowered its customer concentration risk.  Additionally, as needed, we intend to continue the practice of issuing stock, debt, or other financial instruments for cash or for payment of services or debt extinguishment until our cash flows from the sales of our primary products is sufficient to fully provide cash from operations or if we believe such a financing event would be a sound business strategy.

Cash used by operations during the year ended September 30, 2008 of $50.4 million was primarily the result of operating losses of $53.5 million, offset by noncash charges of $52.2 million including losses from discontinued operations of $43.4 million, depreciation and amortization of $0.8 million, stock related charges of $4.1 million, inventory charges of $0.6 million, non-cash interest expense of $2.8 million, a change of net liabilities from discontinued operations of $46.1 million, cash provided by operating activities of discontinued operations of $1.9 million and net use of cash for working capital of $4.9 million, primarily inventory related purchases of $1.0 million and $3.3 million increase in receivable balances related to increased business levels offset by an increase in accounts payable of $0.5 million. Cash used by investing activities of $3.6 million was primarily related to cash used for investing activities of discontinued operations of $1.1 million, the increase in the CTC Cable plant to increase capacity, the purchase of computer hardware and software, and equipment put in service in anticipation of increased cable manufacturing activities. Cash provided by financing activities of $54.5 million was primarily due to the cash proceeds from our Credit Suisse equity placements in May and June of 2008 along with $4.5 million of warrant exercise proceeds.

Cash used by operations during the year ended September 30, 2007 of $21.2 million was primarily the result of operating losses of $44.5 million, offset by noncash charges of $37.1 million, including a loss on discontinued operations of $26.5 million, non-cash interest of $6.0 million, depreciation and amortization of $0.8 million, stock related charges of $3.7 million, inventory charges of $0.1 million, a change in net assets/liabilities from discontinued operations of $17.6 million, cash provided by operating activities of discontinued operations of $8.2 million and net use of cash for working capital of $4.5 million, primarily inventory related purchases of $6.8 million and $3.4 million increase in receivable balances related to increased business levels, offset by an increase in accounts payable of $3.7 million and an increase in deferred revenues of $2.2 million. Cash used by investing activities of $6.4 million was primarily related to cash used for investing activities of discontinued operations of $4.6 million, an increase in the CTC Cable plant to increase capacity, the purchase of computer hardware and software, and equipment put in service in anticipation of increased cable manufacturing activities. Cash provided by financing of $47.8 was primarily the result of $21.5 million net proceeds from our February, 2007 convertible debt offering, $23.8 million net proceeds from our June, 2007 equity placement, and $2.8 million in cash proceeds from the exercise of stock options and warrants, offset by $0.3 million in capital lease repayments.

CAPITAL EXPENDITURES

The Company does not have any material commitments for capital expenditures.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations is based on our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or US GAAP.  Critical accounting policies and estimates, included in Note 1 to the Consolidated Financial Statements, are as follows:

Revenue Recognition

Revenues are recognized based on guidance provided in the Securities and Exchange Commission (SEC). Accordingly, our general revenue recognition policy is to recognize revenue when there is persuasive evidence of an arrangement, the sales price is fixed or determinable, collection of the related receivable is reasonably assured, and delivery has occurred or services have been rendered.

The Company derives, or seeks to derive revenues from product revenue sales of composite core, stranded composite core, core and stranded core hardware, and other electric utility related products.

In addition to the above general revenue recognition principles prescribed by the SEC, our specific revenue recognition policies for each revenue source are as follows:

PRODUCT REVENUES. Product revenues are recognized when product shipment has been made and title has passed to the end user customer. Product revenues consist primarily of revenue from the sale of: (i) stranded composite core and related hardware to utilities either sold directly by the Company or through a distribution agreement, and (ii) composite core and related hardware sold to a cable stranding entity. Revenues are deferred for product contracts where the Company is required to perform installation services until after the installation is complete. Our distribution agreements are structured so that our revenue cycle is complete upon shipment and title transfer of products to the distributor with no right of return.

CTC Cable sales for the years ended September 30, 2009, 2008 and 2007 consisted of stranded ACCC® conductor and ACCC® hardware sold to end user utilities, sales of ACCC® conductor core and hardware sold to our Chinese distributor, and sales of ACCC® conductor core and ACCC® hardware to two of our stranding manufacturers. All ACCC® product related sales were recognized upon delivery of product and transfer of title. There is no right of return for sales of ACCC® conductor or ACCC® core to our Chinese distributor.  For ACCC® conductor product sales made directly by us and not through a manufacturer or distributor, through a third-party insurance company, we provide the option to purchase an extended warranty for periods up to five, seven or ten years. We allocate a portion of sales proceeds to the estimated fair value of the cost to provide such a warranty.  To date, most of our ACCC® related product sales have been without warranty coverage.

CONSULTING REVENUE. Consulting revenues are generally recognized as the consulting services are provided. We have entered into service contract agreements with electric utility and utility services companies that generally require us to provide engineering or design services, often in conjunction with current or future product sales. In return, we receive engineering service fees payable in cash.  For the years ended September 30, 2009, 2008 and 2007, we recognized no consulting revenues.

For multiple element contracts where there is no vendor specific objective evidence (VSOE) or third-party evidence that would allow the allocation of an arrangement fee amongst various pieces of a multi-element contract, fees received in advance of services provided are recorded as deferred revenues until additional operational experience or other VSOE becomes available, or until the contract is completed.

Warranty Provisions

Warranty provisions consist of the costs and liabilities associated with any post-sales associated with our ACCC® conductor and related hardware parts.

Warranties related to our ACCC® products relate to conductor and hardware sold directly by us to the end-user customer.  We mitigate our loss exposure through the use of third party warranty insurance.  Warranty related liabilities for time periods in excess of one year are classified as non-current liabilities.

Use of Estimates

The preparation of our financial statements conform with US GAAP, which requires management to make estimates and judgments in applying our accounting policies that have an important impact on our reported amounts of assets, liabilities, revenue, expenses and related disclosures at the date of our financial statements. On an on-going basis, management evaluates its estimates including those related to accounts receivable, inventories, share-based compensation, warranty provisions and goodwill and intangibles, as applicable. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from management’s estimates. We believe that the application of our critical accounting policies requires significant judgments and estimates on the part of management. We believe that the estimates, judgments and assumption upon which we rely are reasonable, and based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the period presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. In many cases, the accounting treatment of a particular transaction is specifically dictated by US GAAP and does not require management's judgment in its application. There are also many areas in which management's judgment in selecting among available alternatives would produce a materially different result.

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

-
the assumptions used to calculate fair value of our share-based compensation, primarily the volatility component of the Black-Scholes-Merton option-pricing model used to value our warrants and our employee and non-employee options. This estimate relies upon the past volatility of our share price over time as well as the estimate of the option life.

-
goodwill and intangible valuation. These estimates rely primarily on financial models reviewed by senior management which incorporate business assumptions made by management on the underlying products and technologies acquired and the likelihood that the values assigned during the initial valuations will be recoverable over time through increased revenues, profits, and enterprise value. As of September 30, 2009, we have no reportable goodwill or intangible assets (see related discussion at Note 2 to the Consolidated Financial Statements).

-
The estimates and assumptions used to determine the settlement of certain accounts related to the sale of the DeWind assets for which a final accounting has not been completed and which may result in the increase or decrease of asset reserves or increase or decrease of accrued liabilities, principally penalty payments, interest, and other costs associated with the turbine parts suppliers for DeWind turbine parts. (See related discussion at Note 2 to the Consolidated Financial Statements).

Derivative Financial Instruments

The Company issues financial instruments in the form of stock options, and stock warrants and debt conversion features as part of its convertible debt issuances. The Company has not issued any derivative instruments for hedging purposes since its inception. The Company uses the specific guidance and disclosure requirements provided in US GAAP. Freestanding derivative contracts where settlement is required by physical share settlement or in net share settlement; or where the Company has a choice of share or net cash settlement are accounted for as equity. Contracts where settlement is in cash or where the counterparty may choose cash settlement are accounted for as a liability. The Company has accounted for all derivative instruments indexed to the Company’s stock as equity.

The values of the financial instruments are estimated using the Black-Scholes-Merton (Black-Scholes) option-pricing model. Key assumptions used to value options and warrants granted or issued are as follows:

	Year ended September 30,
	2009	2008	2007
Risk Free Rate of Return	.50%-2.69%	1.61%-4.29%	4.01%-4.97%
Volatility	75%-116%	66%-88%	88%-98%
Dividend yield	0%	0%	0%

The accounting for derivative financial instruments related to share-based compensation is further described below.

Share-Based Compensation

US GAAP requires that compensation cost relating to share-based payment arrangements be recognized in the financial statements. As of October 1, 2005, we adopted the current US GAAP rules using the “modified prospective method”, which requires measurement of compensation cost for all share-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with our valuation techniques previously utilized for stock options in footnote disclosures required under previous US GAAP rules. Such fair value is recognized as expense over the service period, net of estimated forfeitures.

US GAAP requires that equity instruments issued to non-employees in exchange for services be valued at the more accurate of the fair value of the services provided or the fair value of the equity instruments issued. For equity instruments issued that are subject to a required service period the expense associated with the equity instruments is recorded as the instruments vest or the services are provided. The Company has granted options and warrants to non-employees and recorded the fair value of these equity instruments on the date of issuance using the Black-Scholes valuation model. The Company has granted stock to non-employees for services and values the stock at the more reliable of the market value on the date of issuance or the value of the services provided. For grants subject to vesting or service requirements, expenses are deferred and recognized over the more appropriate of the vesting period, or as services are provided.

In March 2005, the SEC issued new guidance, which provides the Staff’s views on a variety of matters relating to share-based payments. The SEC guidance requires share-based compensation to be classified in the same expense line items as cash compensation.

In December 2007, the SEC issued new guidance regarding the use of a "simplified" method in developing an estimate of expected term of "plain vanilla" share options in accordance with US GAAP rules. In particular, the Staff indicated that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. The Staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the Staff stated that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The Staff understood that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the Staff continued to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for “plain vanilla” share options and warrants.

Information about share-based compensation is described in Note 11 to the Consolidated Financial Statements.

Convertible Debt

Convertible debt is accounted for under specific guidelines established in US GAAP. The Company records a beneficial conversion feature (BCF) related to the issuance of convertible debt that have conversion features at fixed or adjustable rates that are in-the-money when issued and records the fair value of warrants issued with those instruments. The BCF for the convertible instruments is recognized and measured by allocating a portion of the proceeds to warrants and as a reduction to the carrying amount of the convertible instrument equal to the intrinsic value of the conversion features, both of which are credited to paid-in-capital. The Company calculates the fair value of warrants issued with the convertible instruments using the Black-Scholes valuation method, using the same assumptions used for valuing employee options, except that the contractual life of the warrant is used. The Company evaluated the variable conversion features and determined that they should be accounted for as equity.  The Company first allocates the value of the proceeds received to the convertible instrument and any other detachable instruments (such as detachable warrants) on a relative fair value basis and then determines the amount of any BCF based on effective conversion price to measure the intrinsic value, if any, of the embedded conversion option. Using the effective yield method, the allocated fair value is recorded as a debt discount or premium and is amortized over the expected term of the convertible debt to interest expense. For a conversion price change of a convertible debt issue, the additional intrinsic value of the debt conversion feature, calculated as the number of additional shares issuable due to a conversion price change multiplied by the previous conversion price, is recorded as additional debt discount and amortized over the remaining life of the debt.

US GAAP rules specify that a contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with US GAAP contingency rules. The contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with said rules, pursuant to which a contingent obligation must be accrued only if it is more likely than not to occur. Since the Company satisfied its registration rights obligation without any payment and in management’s estimation, the contingent payments related to the registration payment arrangement were not likely to occur, no amount needed to be accrued.

RECENT ACCOUNTING PROUNOUNCEMENTS

Refer to Note 1 to the Consolidated Financial Statements.

OFF BALANCE SHEET ARRANGEMENTS

As of September 30, 2009, we have no off balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations (including interest expense) and commitments as of September 30, 2009:

Contractual Obligations		Less than		In excess of
	Total	1 Year	1-3 Years	3 Years
(In Thousands)
Debt Obligations	$9,278	$9,278	$—	$—

Operating Lease Obligations	$1,385	$1,107	$278	$—

Not included in the table above are amounts included on our balance sheet under Warranty Provision in the amount of $564,000 at September 30, 2009.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk relates primarily to our cash balances and the effect that changes in interest rates have on the interest earned on that portfolio. Our convertible debentures bear a fixed rate of interest.

As of September 30, 2009 we did not hold any derivative financial instruments for speculative or trading purposes. The primary objective of our investment activities is the preservation of principal while maximizing investment income and minimizing risk. As of September 30, 2009, we had $24 million in cash and cash equivalents, including short-term investments purchased with original maturities of three months or less. Due to the short duration of these financial instruments, we do not expect that a change in interest rates would result in any material loss to our investment portfolio.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Composite Technology Corporation and Subsidiaries
Irvine, California

We have audited the accompanying consolidated balance sheets of Composite Technology Corporation and Subsidiaries (collectively, the “Company”) as of September 30, 2009 and 2008, and the related consolidated statements of operations and comprehensive loss,  shareholders' deficit, and cash flows for each of the three years in the period ended September 30, 2009. Our audits also included the financial statement schedules of the Company listed in Item 15(2). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting
Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principle used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2009, and 2008, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting
Oversight Board (United States), the Company's internal control over financial reporting as of September 30, 2009, based on criteria established in Internal Control —Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our report dated December 14, 2009 expressed an opinion that the Company had not maintained effective internal control over financial reporting as of September 30, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/SINGERLEWAK LLP

SingerLewak LLP
Irvine, California
December 14, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Composite Technology Corporation and Subsidiaries

We have audited Composite Technology Corporation's internal control over financial reporting as of September 30, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Composite Technology Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim consolidated financial statements will not be prevented or detected on a timely basis.  The following material weakness has been identified and included in management's assessment:

As of September 30, 2009, the Company lacked an effective internal control environment.  Material misstatements may result as the lack of controls and material weaknesses found in the following transaction cycles

•	Inventory costing and management process over on-hand inventory and inventory on consignment
•	Shareholders’ equity (deficit) process
•	Information technology controls and related systems
•	Fixed Assets
•	Financial close and reporting

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2009 financial statements, and this report does not affect our report dated December 14, 2009 on those consolidated financial statements and financial statement schedules.

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of September 30, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of September 30, 2009 and 2008, and the consolidated statements of operations and comprehensive loss, shareholders’ deficit and cash flows for each of the three years in the period ended September 30, 2009, and our report dated December 14, 2009 expressed an unqualified opinion.

/s/ SINGERLEWAk LLP

SingerLewak LLP
Irvine, California
December 14, 2009

FINANCIAL STATEMENTS
COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

	September 30, 2009	September 30, 2008
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$23,968	$23,085
Restricted Cash, Current Portion (Note 2)	5,500	693
Accounts Receivable, net of reserve of $81 and $0	1,732	4,484
Inventory, net of reserve of $923 and $978	4,378	6,050
Prepaid Expenses and Other Current Assets	959	699
Current Assets of Discontinued Operations (Note 2)	2,522	82,807
Total Current Assets	39,059	117,818

Property and Equipment, net of accumulated depreciation of $3,766 and $2,758	3,214	3,430
Restricted Cash, Non-Current (Note 2)	11,675	—
Other Assets	891	1,071
Non-Current Assets of Discontinued Operations (Note 2)	—	50,768
TOTAL ASSETS	$54,839	$173,087

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts Payable and Other Accrued Liabilities	$7,217	$4,793
Deferred Revenues and Customer Advances	16	1,568
Warranty Provision	258	86
Notes Payable – Current, net of discount of $315 and $0	8,723	—
Current Liabilities of Discontinued Operations (Note 2)	43,469	97,899
Total Current Liabilities	59,683	104,346

LONG TERM LIABILITIES
Long-Term Portion of Deferred Revenues	561	249
Long-Term Portion of Warranty Provision	306	133
Notes Payable – Long-Term, net of discount of $0 and $1,199	—	7,838
Non-Current Liabilities of Discontinued Operations (Note 2)	1,120	841
Total Long-Term Liabilities	1,987	9,061
Total Liabilities	61,670	113,407

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)
Common Stock, $.001 par value 600,000,000 shares authorized 288,088,370 and 287,988,370 issued and outstanding	288	288
Additional Paid in Capital	259,755	252,445
Accumulated Deficit	(266,874)	(193,123)
Accumulated Other Comprehensive Gain	—	70
Total Shareholders’ Equity (Deficit)	(6,831)	59,680
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$54,839	$173,087

The accompanying notes are an integral part of these financial statements.

COMPOSITE TECHNOLOGY CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	For the Years ended September 30,
	2009	2008	2007

Revenue	$19,602	$32,715	$16,008

Cost of Revenue	14,285	21,129	11,425
Gross Profit	5,317	11,586	4,583

OPERATING EXPENSES
Officer Compensation	3,225	2,129	1,864
General and Administrative	9,913	7,141	6,369
Research and Development	2,703	4,519	4,187
Sales and Marketing	5,598	3,485	2,544
Depreciation and Amortization	368	339	272
Total Operating Expenses	21,807	17,613	15,236
LOSS FROM OPERATIONS	(16,490)	(6,027)	(10,653)

OTHER INCOME / (EXPENSE)
Interest Expense	(2,961)	(3,844)	(7,210)
Interest Income	26	270	226
Other Income / (Expense)	(1)	74	4
Expense Related to Modification of Warrants due to Anti-Dilution Events	(7)	(553)	(374)
Total Other Income / (Expense)	(2,943)	(4,053)	(7,354)

Loss from Continuing Operations before Income Taxes	(19,433)	(10,080)	(18,007)
Income Tax Expense	5	3	3
NET LOSS FROM CONTINUING OPERATIONS	(19,438)	(10,083)	(18,010)

Loss from Discontinued Operations, net of tax of $0, $21 and $(49), respectively (including Loss on Sale of $1,357 in 2009) (Note 2)	(54,313)	(43,430)	(26,474)
NET LOSS	(73,751)	(53,513)	(44,484)
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign Currency Translation Adjustment:
Unrealized Holding Gain (Loss) Arising During Period	(431)	574	(468)
Less: Reclassification Adjustment for Losses Included in Net Loss	361	—	—
Other Comprehensive Income (Loss), net of tax of $0, $0 and $0, respectively	(70)	574	(468)
COMPREHENSIVE LOSS	$(73,821)	$(52,939)	$(44,952)

BASIC AND DILUTED LOSS PER SHARE
Loss per share from continuing operations	$(0.07)	$(0.04)	$(0.09)
Loss per share from discontinued operations	$(0.19)	$(0.18)	$(0.14)
TOTAL BASIC AND DILUTED LOSS PER SHARE	$(0.26)	$(0.22)	$(0.23)
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING	287,990,562	243,369,110	189,683,876

 The accompanying notes are an integral part of these financial statements.

COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT) FOR
THE YEARS ENDED SEPTEMBER 30, 2009, 2008 and 2007

	Common Stock
( In Thousands Except For Share Amounts)	Shares	Amount	Subscription Receivable	Additional paid-in capital	Accumulated Other Comprehensive Income (Loss)	Accumulated deficit	Total

Balance at September 30, 2006	178,635,325	$179	$(378)	$137,461	$(36)	$(95,126)	$42,100
Issuance of Common Stock for:
Cash pursuant to PIPE placement	25,201,954	25	—	24,928	—	—	24,953
Cash pursuant to warrant exercises	2,314,135	2	378	2,445	—	—	2,825
Cash pursuant to option exercises	1,133,066	1	—	365	—	—	366
Conversion of Convertible Debt	14,612,136	15	—	16,661	—	—	16,676
Fair value of Services provided	227,523	—	—	248	—	—	248

Recovery of common stock - EU Energy Acquisition claim	(815,789)	(1)	—	(1,149)	—	—	(1,150)

Offering Costs paid in Cash	—	—	—	(1,497)	—	—	(1,497)
Offering Cost paid in Warrants	—	—	—	(975)	—	—	(975)

Issuance of Warrants for:
Services	—	—	—	754	—	—	754
Offering Costs	—	—	—	975	—	—	975
$22.8 million Convertible Debt Offering	—	—	—	4,682	—	—	4,682
Settlement of legal claims	—	—	—	166	—	—	166
Interest	—	—	—	1,008	—	—	1,008

Warrant modifications due to antidilutive events	—	—	—	553	—	—	553
Additional conversion feature - antidilutive event	—	—	—	626	—	—	626
Share-Based Compensation to non-employees	—	—	—	831	—	—	831
Share-Based Compensation to employees	—	—	—	1,523	—	—	1,523
Other Comprehensive Loss	—	—	—	—	(468)	—	(468)
Net Loss	—	—	—	—	—	(44,484)	(44,484)
Balance at September 30, 2007	221,308,350	$221	$—	$189,605	$(504)	$(139,610)	$49,712

The accompanying notes are an integral part of these financial statements.

COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT) FOR
THE YEARS ENDED SEPTEMBER 30, 2009, 2008 and 2007
(CONTINUED)

	Common Stock
( In Thousands Except For Share Amounts)	Shares	Amount	Subscription Receivable	Additional paid-in capital	Accumulated Other Comprehensive Income (Loss)	Accumulated deficit	Total

Issuance of Common Stock for:
Cash pursuant to PIPE placement	58,787,877	59	—	49,941	—	—	50,000
Cash pursuant to warrant exercises	4,129,139	4	—	4,453	—	—	4,457
Cash pursuant to option exercises	490,000	1	—	196	—	—	197
Conversion of Convertible Debt	3,073,004	3	—	3,132	—	—	3,135
Fair value of Services provided	200,000	—	—	208	—	—	208

Offering Costs paid in Cash	—	—	—	(91)	—	—	(91)

Issuance of Warrants for:
Services	—	—	—	127	—	—	127
Antidilutive effect of stock issuance	—	—	—	138	—	—	138
$5 million Debt Financing	—	—	—	1,045	—	—	1,045
Warrant modifications due to antidilutive events	—	—	—	415	—	—	415
Additional conversion feature - antidilutive event	—	—	—	302	—	—	302
Share-Based Compensation	—	—	—	2,974	—	—	2,974
Other Comprehensive Income	—	—	—	—	574	—	574
Net Loss	—	—	—	—	—	(53,513)	(53,513)
Balance at September 30, 2008	287,988,370	$288	$—	$252,445	$70	$(193,123)	$59,680

Issuance of Common Stock for:
Cash pursuant to option exercises	100,000	—	—	35	—	—	35

Issuance of Warrants for:
$5 million Debt Financing	—	—	—	726	—	—	726
Warrant modifications due to antidilutive events	—	—	—	9	—	—	9
Warrant modification due to repricing	—	—	—	22	—	—	22
Additional conversion feature - antidilutive event	—	—	—	27	—	—	27
Share-Based Compensation	—	—	—	6,491	—	—	6,491
Other Comprehensive Loss	—	—	—	—	(70)	—	(70)
Net Loss	—	—	—	—	—	(73,751)	(73,751)
Balance at September 30, 2009	288,088,370	$288	$—	$259,755	$—	$(266,874)	$(6,831)

The accompanying notes are an integral part of these financial statements.

COMPOSITE TECHNOLOGY CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	For the Years Ended September 30,
	2009	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(73,751)	$(53,513)	$(44,484)
Loss from discontinued operations (Note 2)	54,313	43,430	26,474
Interest and deferred finance charge amortization related to detachable warrants and fixed conversion features	1,827	2,824	6,019
Depreciation and amortization	1,011	776	799
Share-based compensation	4,707	2,655	2,342
Amortization of prepaid expenses paid in stock	328	524	422
Issuance of warrants for services	22	127	164
Issuance of common stock for settlement	—	—	166
Issuance of common stock for services	—	208	249
Compensation expense related to modification of stock warrants	7	553	374
Bad debt expense	81	—	—
Inventory reserve expense	223	602	117
Impairment on obsolete inventory	—	554	—
Gain on sale of fixed assets	—	(75)	—
Changes in Assets / Liabilities:
Inventory	1,448	(1,044)	(6,772)
Accounts receivable	2,671	(3,285)	(3,399)
Prepaids and other current assets	(68)	(441)	(975)
Other assets	(231)	(297)	764
Accounts payable and other accruals	2,425	460	3,735
Deferred revenue	(1,240)	(517)	2,170
Accrued warranty liability	344	220	—
Net assets/liabilities of discontinued operations	(20,423)	(46,125)	(17,622)
Cash used in operating activities - continuing operations	$(26,306)	$(52,364)	$(29,457)
Cash provided by (used in) operating activities – discontinued operations	(3,968)	1,944	8,221
Net cash used in operating activities	$(30,274)	$(50,420)	$(21,236)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of fixed assets	—	110	—
Purchase of property, plant and equipment	(795)	(1,959)	(1,463)
Restricted Cash (Note 2)	(16,482)	(693)	—
Proceeds from sale of DeWind (including $17,175 held in escrow) (Note 2)	49,500	—	—
Cash investment in unconsolidated subsidiary	—	—	(413)
Cash provided by (used in) investing activities - continuing operations	$32,223	$(2,542)	$(1,876)
Cash used for investing activities – discontinued operations	(806)	(1,064)	(4,562)
Net cash provided by (used in) investing activities	$31,417	$(3,606)	$(6,438)

The accompanying notes are an integral part of these financial statements.

COMPOSITE TECHNOLOGY CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(CONTINUED)

	For the Years Ended September 30,
	2009	2008	2007

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible debentures	—	—	21,456
Proceeds from issuance of common stock (net of issuing costs of $0, $91 and $1,497)	—	49,910	23,834
Proceeds from senior secured debt agreements (net of fees of $295 and $0)	4,705	2,500	—
Proceeds from factoring arrangements	—	—	1,800
Proceeds from notes payable	—	—	500
Payments on capital leased assets	—	(109)	(289)
Proceeds from exercise of warrants	—	4,457	2,447
Proceeds from exercise of options	35	196	366
Repayments of notes payable, debt and factoring arrangements	(5,000)	(2,500)	(2,300)
Cash advances to officers	—	—	(62)
Cash provided by (used in) financing activities	$(260)	$54,454	$47,752
Total net increase in cash and cash equivalents	$883	$428	$20,078
Total cash and cash equivalents at beginning of period	$23,085	$22,657	$2,579
Total cash and cash equivalents at end of period	$23,968	$23,085	$22,657

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
INTEREST PAID	$847	$1,160	$1,089
TAXES PAID	$5	$11	$4

The accompanying notes are an integral part of these financial statements

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITES:

During the fiscal year ended September 30, 2009, the Company:

Issued 150,000 warrants at an exercise price of $0.96 per share in settlement of a disputed financing fee related to the May 2008 debt financing. The Company had accrued $18,000 in general and administrative expense in fiscal 2008 for the issuance of these warrants.

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

During the fiscal year ended September 30, 2008, the Company issued:

2,073,004 shares of Common Stock for the conversion of $2,135,000 of Convertible Debt at a conversion price of $1.03 per share.

1,000,000 shares of Common Stock for the conversion of $1,000,000 of Convertible Debt at a conversion price of $1.00 per share.

200,000 shares of Common Stock as a prepayment for investor relations services valued at $208,000, the market price on the date of issuance.

2,500,000 warrants valued at the fair value on the issuance dates of $1,045,000 issued pursuant to the May 5, 1008 Debt agreement.

542,272 warrants valued at the fair value on the issuance date of $138,000 were issued pursuant to anti-dilution protection provisions of our 2005 DIP and 2006 Bridge Note warrant holders as a result of our May 2008 equity financing.

During the fiscal year ended September 30, 2007, the Company issued:

50,000 shares of common stock for the settlement of accounts payable related to marketing consulting services valued at $55,000.

177,523 shares of common stock for settlement of accounts payable related to product development services valued at $194,000.

220,000 warrants valued at the fair value at the issuance date of $164,000 were issued to a note holder in lieu of interest and recorded as interest expense during the quarter at the fair value of the warrants issued.

10,973,585 warrants valued at the fair value of $5,170,000 at the issuance date were issued as part of the February 2007 Senior Convertible Note transaction.

1,316,827 warrants valued at the fair value of $611,000 at the issuance date were issued as fees related to the February 2007 Senior Convertible Note transaction.

1,800,000 warrants valued at the fair value of $844,000 at the issuance date were issued in conjunction with the factored receivable arrangement.

629,128 warrants valued at the fair value of $195,000 at the issuance date were issued pursuant to anti-dilution protection provisions of our 2005 DIP financing as the result of our February 2007 Convertible Debt offering.

152,341 warrants valued at the fair value of $62,000 at the issuance date were issued pursuant to anti-dilution protection provisions of our 2006 Bridge Notes financing as the result of anti-dilution of our February 2007 Convertible Debt offering.

300,000 warrants valued at the fair value of $166,000 were issued in settlement of a legal dispute.

6,247,676 warrants valued at the fair value of $4,029,000 at the issuance date were issued in conjunction with the two PIPE equity placements,

1,564,901 warrants valued at the fair value of $1,009,000 at the issuance date were issued for services related to the two PIPE equity placements.

87,374 warrants valued at the fair value of $76,000 at the issuance date were issued for the anti-dilution impact of the 2006 Series A and the 2005 DIP warrants as a result of our June, 2007 PIPE equity issuances.

4,273,000 shares of common stock for the conversion of $6,023,000 of the August 2004 Convertible Debentures as follows:
-	$1,010,000 of principal was converted at $1.46 per share into 691,816 shares of common stock;
-	$5,013,000 of principal was converted at $1.40 per share into 3,580,857 shares of common stock.

10,383,150 shares of common stock for the conversion of $10,698,000 of the February 2007 Convertible Notes as follows:
-	$300,000 of principal was converted at $1.04 per share into 288,462 shares of common stock;
-	$10,353,000 of principal was converted at $1.03 per share into 10,050,997 shares of common stock.

COMPOSITE TECHNOLOGY CORPORATION
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2009, 2008, AND 2007

NOTE 1 – ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Composite Technology Corporation (the “Company”), originally incorporated in Florida and reincorporated in Nevada, is an Irvine, CA based company that has operated in two segments, CTC Cable “Cable” and DeWind “Wind”. As discussed below, in September 2009, the Company sold substantially all of its Wind segment, which sold wind turbines under the brand name DeWind. The Cable Segment sells high efficiency patented composite core electricity conductors known as "ACCC® conductor" for use in electric transmission and distribution lines. ACCC® conductor is commercially available in the United States and Canada through distribution and purchase agreements with General Cable Industries, Inc; in China through Far East Composite Cable; in Europe through Lamifil; in the Middle East through Midal Cable; and directly through CTC Cable worldwide.

BASIS OF PRESENTATION AND PRINCIPALS OF CONSOLIDATION

These financial statements and the accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) and conform to Regulation S-X under the Securities Exchange Act of 1934, as amended.  The financial statements include the accounts of Composite Technology Corporation and its wholly-owned subsidiaries, the most significant of which is CTC Cable Corporation.

The Company consolidates the financial statements of all entities in which the Company has a controlling financial interest, as defined in US GAAP. All significant inter-company accounts and transactions are eliminated during consolidation.

DISCONTINUED OPERATIONS AND SALE OF DEWIND

On September 4, 2009, our DeWind subsidiary sold substantially all of its existing operating assets including all inventories, receivables, fixed assets, wind farm project assets and intangible assets including all intellectual property and transferred substantially all operating liabilities including supply chain and operating expense accounts payables and accrued liabilities, warranty related liabilities for US turbine installations, and deferred revenues.  All of the remaining assets and liabilities of DeWind have been classified as net assets/liabilities of discontinued operations.  All operations of our former DeWind segment have been reported as discontinued operations. See discussion at Note 2, including the accounting policies applicable to our discontinued operations.

REVENUE RECOGNITION

Revenues are recognized based on guidance provided in the Securities and Exchange Commission (SEC). Accordingly, our general revenue recognition policy is to recognize revenue when there is persuasive evidence of an arrangement, the sales price is fixed or determinable, collection of the related receivable is reasonably assured, and delivery has occurred or services have been rendered.

The Company derives, or seeks to derive revenues from product revenue sales of composite core, stranded composite core, core and stranded core hardware, and other electric utility related products.

In addition to the above general revenue recognition principles prescribed by the SEC, our specific revenue recognition policies for each revenue source are as follows:

PRODUCT REVENUES. Product revenues are recognized when product shipment has been made and title has passed to the end user customer. Product revenues consist primarily of revenue from the sale of: (i) stranded composite core and related hardware to utilities either sold directly by the Company or through a distribution agreement, and (ii) composite core and related hardware sold to a cable stranding entity. Revenues are deferred for product contracts where the Company is required to perform installation services until after the installation is complete. Our distribution agreements are structured so that our revenue cycle is complete upon shipment and title transfer of products to the distributor with no right of return.

CTC Cable sales for the years ended September 30, 2009, 2008 and 2007 consisted of stranded ACCC® conductor and ACCC® hardware sold to end user utilities, sales of ACCC® conductor core and hardware sold to our Chinese distributor, and sales of ACCC® conductor core and ACCC® hardware to two of our stranding manufacturers. All ACCC® product related sales were recognized upon delivery of product and transfer of title. There is no right of return for sales of ACCC® conductor or ACCC® core to our Chinese distributor.  For ACCC® conductor product sales made directly by us and not through a manufacturer or distributor, through a third-party insurance company, we provide the option to purchase an extended warranty for periods up to five, seven or ten years. We allocate a portion of sales proceeds to the estimated fair value of the cost to provide such a warranty.  To date, most of our ACCC® related product sales have been without warranty coverage.

CONSULTING REVENUE. Consulting revenues are generally recognized as the consulting services are provided. We have entered into service contract agreements with electric utility and utility services companies that generally require us to provide engineering or design services, often in conjunction with current or future product sales. In return, we receive engineering service fees payable in cash.  For the years ended September 30, 2009, 2008 and 2007, we recognized no consulting revenues.

For multiple element contracts where there is no vendor specific objective evidence (VSOE) or third-party evidence that would allow the allocation of an arrangement fee amongst various pieces of a multi-element contract, fees received in advance of services provided are recorded as deferred revenues until additional operational experience or other VSOE becomes available, or until the contract is completed.

WARRANTY PROVISIONS

Warranty provisions consist of the costs and liabilities associated with any post-sales associated with our ACCC® conductor and related hardware parts.

Warranties related to our ACCC® products relate to conductor and hardware sold directly by us to the end-user customer.  We mitigate our loss exposure through the use of third party warranty insurance.  Warranty related liabilities for time periods in excess of one year are classified as non-current liabilities.

USE OF ESTIMATES

The preparation of our financial statements conform with US GAAP, which requires management to make estimates and judgments in applying our accounting policies that have an important impact on our reported amounts of assets, liabilities, revenue, expenses and related disclosures at the date of our financial statements. On an on-going basis, management evaluates its estimates including those related to accounts receivable, inventories, share-based compensation, warranty provisions and goodwill and intangibles, as applicable. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from management’s estimates. We believe that the application of our critical accounting policies requires significant judgments and estimates on the part of management. We believe that the estimates, judgments and assumption upon which we rely are reasonable, and based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the period presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. In many cases, the accounting treatment of a particular transaction is specifically dictated by US GAAP and does not require management's judgment in its application. There are also many areas in which management's judgment in selecting among available alternatives would produce a materially different result.

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

-
the assumptions used to calculate fair value of our share-based compensation, primarily the volatility component of the Black-Scholes-Merton option-pricing model used to value our warrants and our employee and non-employee options. This estimate relies upon the past volatility of our share price over time as well as the estimate of the option life.

-
goodwill and intangible valuation. These estimates rely primarily on financial models reviewed by senior management which incorporate business assumptions made by management on the underlying products and technologies acquired and the likelihood that the values assigned during the initial valuations will be recoverable over time through increased revenues, profits, and enterprise value. As of September 30, 2009, we have no reportable goodwill or intangible assets (see related discussion at Note 2).

-
The estimates and assumptions used to determine the settlement of certain accounts related to the sale of the DeWind assets for which a final accounting has not been completed and which may result in the increase or decrease of asset reserves or increase or decrease of accrued liabilities, principally penalty payments, interest, and other costs associated with the turbine parts suppliers for DeWind turbine parts. (See related discussion at Note 2).

DERIVATIVE FINANCIAL INSTRUMENTS

The Company issues financial instruments in the form of stock options, and stock warrants and debt conversion features as part of its convertible debt issuances. The Company has not issued any derivative instruments for hedging purposes since its inception. The Company uses the specific guidance and disclosure requirements provided in US GAAP. Freestanding derivative contracts where settlement is required by physical share settlement or in net share settlement; or where the Company has a choice of share or net cash settlement are accounted for as equity. Contracts where settlement is in cash or where the counterparty may choose cash settlement are accounted for as a liability. The Company has accounted for all derivative instruments indexed to the Company’s stock as equity.

The values of the financial instruments are estimated using the Black-Scholes-Merton (Black-Scholes) option-pricing model. Key assumptions used to value options and warrants granted or issued are as follows:

	Year ended September 30,
	2009	2008	2007
Risk Free Rate of Return	.50%-2.69%	1.61%-4.29%	4.01%-4.97%
Volatility	75%-116%	66%-88%	88%-98%
Dividend yield	0%	0%	0%

The accounting for derivative financial instruments related to share-based compensation is further described below.

Share-Based Compensation

US GAAP requires that compensation cost relating to share-based payment arrangements be recognized in the financial statements. As of October 1, 2005, we adopted the current US GAAP rules using the “modified prospective method”, which requires measurement of compensation cost for all share-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with our valuation techniques previously utilized for stock options in footnote disclosures required under previous US GAAP rules. Such fair value is recognized as expense over the service period, net of estimated forfeitures.

US GAAP requires that equity instruments issued to non-employees in exchange for services be valued at the more accurate of the fair value of the services provided or the fair value of the equity instruments issued. For equity instruments issued that are subject to a required service period the expense associated with the equity instruments is recorded as the instruments vest or the services are provided. The Company has granted options and warrants to non-employees and recorded the fair value of these equity instruments on the date of issuance using the Black-Scholes valuation model. The Company has granted stock to non-employees for services and values the stock at the more reliable of the market value on the date of issuance or the value of the services provided. For grants subject to vesting or service requirements, expenses are deferred and recognized over the more appropriate of the vesting period, or as services are provided.

In March 2005, the SEC issued new guidance, which provides the Staff’s views on a variety of matters relating to share-based payments. The SEC guidance requires share-based compensation to be classified in the same expense line items as cash compensation.

In December 2007, the SEC issued new guidance regarding the use of a "simplified" method in developing an estimate of expected term of "plain vanilla" share options in accordance with US GAAP rules. In particular, the Staff indicated that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. The Staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the Staff stated that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The Staff understood that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the Staff continued to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for “plain vanilla” share options and warrants.

Information about share-based compensation is described in Note 11.

Convertible Debt

Convertible debt is accounted for under specific guidelines established in US GAAP. The Company records a beneficial conversion feature (BCF) related to the issuance of convertible debt that have conversion features at fixed or adjustable rates that are in-the-money when issued and records the fair value of warrants issued with those instruments. The BCF for the convertible instruments is recognized and measured by allocating a portion of the proceeds to warrants and as a reduction to the carrying amount of the convertible instrument equal to the intrinsic value of the conversion features, both of which are credited to paid-in-capital. The Company calculates the fair value of warrants issued with the convertible instruments using the Black-Scholes valuation method, using the same assumptions used for valuing employee options, except that the contractual life of the warrant is used. The Company evaluated the variable conversion features and determined that they should be accounted for as equity.  The Company first allocates the value of the proceeds received to the convertible instrument and any other detachable instruments (such as detachable warrants) on a relative fair value basis and then determines the amount of any BCF based on effective conversion price to measure the intrinsic value, if any, of the embedded conversion option. Using the effective yield method, the allocated fair value is recorded as a debt discount or premium and is amortized over the expected term of the convertible debt to interest expense. For a conversion price change of a convertible debt issue, the additional intrinsic value of the debt conversion feature, calculated as the number of additional shares issuable due to a conversion price change multiplied by the previous conversion price, is recorded as additional debt discount and amortized over the remaining life of the debt.

US GAAP rules specify that a contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with US GAAP contingency rules. The contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with said rules, pursuant to which a contingent obligation must be accrued only if it is more likely than not to occur. Since the Company satisfied its registration rights obligation without any payment and in management’s estimation, the contingent payments related to the registration payment arrangement were not likely to occur, no amount needed to be accrued.

CASH AND CASH EQUIVALENTS

For the purpose of the statements of cash flows, the Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

RESTRICTED CASH

Restricted cash represents cash on deposit under control of the Company that secures standby letters of credit and other payment guarantees for certain vendors. Restricted cash balances were $17,175,000 and $693,000 at September 30, 2009 and 2008, respectively.  At September 30, 2009, the reported restricted cash balances are comprised of cash held in escrow in connection with the sale of DeWind as discussed in Note 2.

ACCOUNTS RECEIVABLE

The Company has trade accounts receivable from cable customers. Cable customer receivables are typically on net 30 day terms. Balances due greater than one year from the balance sheet date are reclassified to long term assets, as applicable. Collateral is generally not required for credit extended to customers. Credit losses are provided for in the financial statements based on management's evaluation of historical and current industry trends as well as history with individual customers. Additions to the provision for bad debts are included in General and Administrative expense on our Consolidated Statements of Operations and Comprehensive Loss; charge-offs of uncollectible accounts are made against existing provisions or direct to expense as appropriate. Although the Company expects to collect amounts due, actual collections may differ from estimated amounts.

CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents. The Company places its cash and cash equivalents with high credit, quality financial institutions. At times, such cash and cash equivalents may be in excess of the Federal Deposit Insurance Corporation insurance limit (currently at $250,000 per depositor, per insured bank for interest bearing accounts). The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

The Company has two customers, representing 89% and 93% of the total net receivable balance as of September 30, 2009 and 2008, respectively. The Company and its wholly owned subsidiaries maintain allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Management reviews delinquent accounts at least quarterly, to identify potential doubtful accounts, and together with customer follow-up estimates the amounts of potential losses.

For the year ended September 30, 2009, three customers represented 77.8% of revenue.  For the year ended September 30, 2008, two customers represented 96.0% of revenue.  For the year ended September 30, 2007, two customers represented 93.6% of revenue.

INVENTORIES

Inventories consist of our wrapped and unwrapped manufactured composite core and related hardware products and raw materials used in the production of those products. Inventories are valued at the lower of cost or market under the FIFO method. Cable products manufactured internally are valued at standard cost which approximates replacement cost.  Payments made to third party vendors in advance of material deliveries are reported as a separate balance sheet line item, as applicable.  Costs for product sold is recorded to cost of goods sold as the expenses are incurred.

PROPERTY AND EQUIPMENT

Property is stated at the lower of cost or realizable value, net of accumulated depreciation. Additions and improvements to property and equipment are capitalized at cost. Designated project costs are capitalized to construction-in-progress as incurred. Depreciation is computed using the straight-line method based on estimated useful lives of the assets which range from three to ten years. Leasehold improvements and leased assets are amortized or depreciated over the lesser of estimated useful lives or lease terms, as appropriate. Property is periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Expenditures for maintenance and repairs are charged to operations as incurred while renewals and betterments are capitalized. Gains or losses on the sale of property and equipment are reflected in the statements of operations.

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

We did not recognize any impairment charges in fiscal 2009, 2008 or 2007; except during 2009 for certain charges reported as discontinued operations in connection with the sale of DeWind (see Note 2).

FAIR VALUE MEASUREMENTS

Fair value is defined as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. Assets and liabilities recorded at fair value in the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value. The fair value hierarchy distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described as follows:

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
Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.  Inputs are based on management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.

As of September 30, 2009, the Company held certain assets that are required to be measured at fair value on a recurring basis. The fair value of these assets was determined using the following inputs:

(In Thousands)
Description	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$23,968	$23,968	$—	$—
Restricted cash (Note 2)	$17,175	$17,175	$—	$—

FAIR VALUE INFORMATION ABOUT FINANCIAL INSTRUMENTS

US GAAP regarding fair value disclosures of financial instruments requires disclosure of fair value information about certain financial instruments for which it is practical to estimate that value.  The carrying amounts reported in our balance sheet for cash, cash equivalents, accounts receivable, accounts payable, notes and convertible notes approximate fair value due to the short maturity of these financial instruments.  Additionally, we have no financial instruments not measured at fair value. Considerable judgment is required to develop such estimates of fair value.  Accordingly, such estimates would not necessarily be indicative of the amounts that could be realized in a current market exchange.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair amounts.

FOREIGN CURRENCY TRANSLATION

The Company’s primary functional currency is the U.S. dollar. Assets and liabilities of the Company denominated in foreign currencies are translated at the rate of exchange on the balance sheet date. Revenues and expenses are translated using the average exchange rate for the period.

COMPREHENSIVE LOSS

Comprehensive loss includes all changes in shareholders’ equity (deficit) except those resulting from investments by, and distributions to, shareholders. Accordingly, the Company’s Consolidated Statements of Operations and Comprehensive Loss include net loss, and foreign currency translation adjustments that arise from the translation of foreign currency financial statements into U.S. dollars.

In connection with the sale of DeWind and resulting discontinued operations (see Note 2), our Consolidated Statement of Operations and Comprehensive Loss for the year ended September 30, 2009 includes a reclassification adjustment of the accumulated foreign currency translation adjustments for DeWind through September 4, 2009 (date of sale), to recognize the accumulated adjustments as a component of the loss from discontinued operations within net loss.  Since inception, other comprehensive income (loss) had been derived from DeWind foreign currency translation adjustments.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses are charged to operations as incurred.

START-UP COSTS

US GAAP defines start-up activities as one-time activities an entity undertakes when it opens a new facility, introduces a new product or service, conducts business in a new territory, or with a new class of customer or beneficiary, initiates a new process in an existing facility or commences some new operation.  Start-up activities include activities related to organizing a new entity (i.e. organization costs), which include initial incorporation and professional fees in connection with establishing the new entity.  In accordance with US GAAP, we expense all start-up activities as incurred.

During the year ended September 30, 2009, we recorded start-up expenses in the approximate amount of $160,000, which are included in general and administrative expenses.  Our start-up activities related to professional fees for organization costs incurred.

DEFINED CONTRIBUTION PLAN

The Company maintains a 401(k) plan covering substantially all of its employees who are at least 21 years old with 1,000 hours of service.  Such employees are eligible to contribute a percentage of their annual eligible compensation and receive discretionary Company matching contributions.  Discretionary Company matching contributions are determined by the Board of Directors and may be in the form of cash or Company stock.  To date, the Company has not made any matching contributions in either cash or Company stock. There were no changes to the 401 (k) plan during the year ended September 30, 2009.

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

As of September 30, 2009, 2008, and 2007, the deferred tax assets related primarily to the Company's net operating loss carry-forwards are fully reserved. Due to the provisions of Internal Revenue Code Section 382, the Company may not have any net operating loss carry-forwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

The Company will recognize the impact of tax positions in the consolidated financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position.  To date, we have not recorded any uncertain tax positions. See Note 12.

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

During fiscal 2008, the Company’s federal returns were selected for examination by the Internal Revenue Service (IRS) for prior fiscals years ended September 30, 2001 through 2005, all years in which net losses were reported and filed. The examination has been completed and the company is awaiting final determination of adjustment to be provided by the IRS. As of September 30, 2009, the IRS has not proposed any significant adjustments to the Company’s tax positions. Currently, the Company is not able to reasonably estimate the amount by which the liability for unrecognized tax benefits may increase or decrease during the next 12 months as a result of the ongoing IRS audit. However, the Company does not anticipate any adjustments that would result in a material change to its financial position. Payments relating to any proposed assessments arising from the 2001 through 2005 audits will not be made until a final agreement is reached between the Company and the IRS on such assessments or upon a final resolution resulting from the administrative appeals process or judicial action.

The Company recognizes potential accrued interest and penalties related to uncertain tax positions in income tax expense. During the fiscal years ended September 30, 2009 and 2008, the Company did not recognize any amount in potential interest and penalties associated with uncertain tax positions.

LOSS PER SHARE

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

The following common stock equivalents were excluded from the calculation of diluted loss per share for the years ended September 30, 2009, 2008, and 2007 since their effect would have been anti-dilutive:

	September 30,
	2009	2008	2007
Options for common stock	25,900,964	25,130,521	15,019,870
Warrants for common stock	22,934,649	26,150,817	32,449,107
Convertible Debentures, if converted	9,128,566	9,037,280	11,817,935
	57,964,179	60,318,618	59,286,912

RECLASSIFICATIONS

Certain prior year balances have been reclassified to conform to the current year presentation. Additionally, as discussed in Note 2, we have classified all operations of our former DeWind segment as discontinued operations.

RECENT ACCOUNTING PROUNOUNCEMENTS

In December 2007, the Financial Accounting Standards Board (FASB) issued a revision to existing business combination rules.  The new rule requires most identifiable assets, liabilities, non-controlling interests, and goodwill acquired in a business combination to be recorded at “full fair value.” The new rule applies to all business combinations, including combinations among mutual entities and combinations by contract alone. Additionally, all business combinations will be accounted for by applying the acquisition method. The new rule is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.

In April 2009, the FASB issued new rules related to accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies. The new rules apply to all assets acquired and liabilities assumed in a business combination that arise from certain contingencies as defined by the FASB and requires (i) an acquirer to recognize at fair value, at the acquisition date, an asset acquired or liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period, otherwise the asset or liability should be recognized at the acquisition date if certain defined criteria are met; (ii) contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be recognized initially at fair value; (iii) subsequent measurements of assets and liabilities arising from contingencies be based on a systematic and rational method depending on their nature and contingent consideration arrangements be measured subsequently; and (iv) disclosures of the amounts and measurement basis of such assets and liabilities and the nature of the contingencies. The new rules are effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.

In April 2008, the FASB issued new rules related to determining the useful life of intangible assets.  The new rules amend the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under existing FASB rules for goodwill and other intangible assets. This change is intended to improve the consistency between the useful life of a recognized intangible asset outside a business combination and the period of expected cash flows used to measure the fair value of an intangible asset in a business combination.  The new rules are effective for the financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible recognized as of, and subsequent to, the effective date.  The adoption of this standard is not expected to have a material impact on our consolidated financial statements.

In December 2007, the FASB issued a new rule related to non-controlling interests in consolidated financial statements. The new rule requires the ownership interests in subsidiaries held by parties other than the parent to be treated as a separate component of equity and be clearly identified, labeled, and presented in the consolidated financial statements. The new rule is effective for fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years. Earlier adoption is prohibited. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.

In June 2009, the FASB issued new rules related to accounting for transfers of financial assets. The new rules amend various provisions related to accounting for transfers and servicing of financial assets and extinguishments of liabilities, by removing the concept of a qualifying special-purpose entity and removes the exception from applying FASB rules related to variable interest entities that are qualifying special-purpose entities; limits the circumstances in which a transferor derecognizes a portion or component of a financial asset; defines a participating interest; requires a transferor to recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer accounted for as a sale; and requires enhanced disclosure; among others. The new rules become effective for the Company on October 1, 2010, earlier application is prohibited. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.

In June 2009, the FASB issued new rules to amend certain accounting for variable interest entities.  The new rules require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity (VIE); to require ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE; to eliminate the quantitative approach previously required for determining the primary beneficiary of a VIE; to add an additional reconsideration event for determining whether an entity is a VIE when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance; and to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a VIE. The new rules become effective for the Company on October 1, 2010, earlier application is prohibited.  The adoption of this standard is not expected to have a material impact on our consolidated financial statements.

In June 2008, the FASB issued certain new rules related to determining whether an instrument (or embedded feature) is indexed to an entity’s own stock.  Existing accounting for derivatives and hedging activities, specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in shareholders’ equity in the statement of financial position would not be considered a derivative financial instrument.  The new rules provide a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the existing scope exception.  The new rules become effective for the first annual reporting period beginning after December 15, 2008, and early adoption is prohibited.  We are currently evaluating the impact this standard will have on our consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-5, Fair Value Measurements and Disclosures (Topic 820)—Measuring Liabilities at Fair Value, which changes the fair value accounting for liabilities. These changes clarify existing guidance that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value using either a valuation technique that uses a quoted price of either a similar liability or a quoted price of an identical or similar liability when traded as an asset, or another valuation technique that is consistent with the principles of fair value measurements, such as an income approach (e.g., present value technique) or a market approach. This guidance also states that both a quoted price in an active market for the identical liability and a quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required, are Level 1 fair value measurements. This ASU is effective October 1, 2009.  The adoption of this ASU is not expected to have a material impact on our consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force (ASU 2009-13).  ASU 2009-13 amends accounting for revenue arrangements with multiple deliverables, to eliminate the requirement that all undelivered elements have Vendor-Specific Objective Evidence (VSOE) or Third-Party Evidence (TPE) before an entity can recognize the portion of an overall arrangement fee that is attributable to items that already have been delivered. In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, entities will be required to estimate the selling prices of those elements. The overall arrangement fee will be allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity's estimated selling price. Application of the "residual method" of allocating an overall arrangement fee between delivered and undelivered elements will no longer be permitted upon adoption of ASU 2009-13. Additionally, the new guidance will require entities to disclose more information about their multiple-element revenue arrangements. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption is permitted.  If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity will be required to apply the amendments in this Update retrospectively from the beginning of the entity’s fiscal year.  Additionally, vendors electing early adoption will be required to disclose the following information at a minimum for all previously reported interim periods in the fiscal year of adoption:  revenue, income before income taxes, net income, earnings per share and the effect of the change for the appropriate captions presented.  We are currently evaluating the impact of the adoption of ASU 2009-13 on our consolidated financial statements.

Significant recent accounting policies adopted or implemented during the year ended September 30, 2009

On September 30, 2009, we adopted the FASB ASU No. 2009-1, Topic 105—Generally Accepted Accounting Principles—amendments based on—Statement of Financial Accounting Standards No. 168—The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles (ASU 2009-1).  ASU 2009-1 changes the authoritative hierarchy of GAAP. These changes establish the FASB Accounting Standards CodificationTM (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. ASU’s will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on our consolidated financial statements.

In December 2008, the FASB issued new rules related to disclosures by public entities about transfers of financial assets and interests in variable interest entities. The new rules amend certain guidance to require public entities to provide additional disclosures about transfers of financial assets, and to require public enterprises to provide additional disclosures about their involvement with VIE’s.  The new rules were effective for the Company’s quarter ended December 31, 2008 and had no impact on our consolidated financial statements.

In September 2006, the FASB issued new rules related to fair value measurements, which define the fair value, establish a framework for measuring fair value and expand disclosures about fair value measurements. The new rules are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company adopted the applicable provisions as of October 1, 2008.  Except for added disclosure, the adoption had no impact on our consolidated financial statements.

In February 2007, the FASB issued a new rule related to the fair value option for financial assets and financial liabilities, including an amendment to the accounting for marketable securities guidance, which permits entities to choose to measure many financial instruments and certain other items at fair value.  The new rules are effective for financial statements issued for fiscal years beginning after November 15, 2007.  The Company adopted the provisions as of October 1, 2008, which had no impact on our consolidated financial statements.

In March, 2008, the FASB issued new rules related to disclosures about derivative instruments and hedging activities.  The new rules amend and expand the disclosure requirements by providing additional disclosure on the use of derivative instruments including qualitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The new rules are effective for fiscal years and interim periods beginning after November 15, 2008. The Company adopted the provisions as of January 1, 2009, which had no impact on our consolidated financial statements as we currently do not have applicable derivative financial instruments.

On June 30, 2009, the Company adopted new FASB rules related to subsequent events. The new rules establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, they set forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  Disclosures must include the effective date of management’s evaluation of subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. The adoption had no impact on the consolidated financial statements as management already followed a similar approach prior to the adoption of this standard.

In April 2009, the FASB issued various new rules intended to provide additional application guidance and enhance disclosures regarding fair value measures and impairments of securities, covering the following subjects: recognition and presentation of other-than-temporary impairments; interim disclosures about fair value of financial instruments; and determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly.  The new rules require disclosure about fair value of financial instruments, including those not recognized on the statement of financial position at fair value, for interim reporting periods as well as in annual financial statements.  The new rules are effective for interim and annual reporting periods ending after June 15, 2009.  The adoption did not have a material impact on our consolidated financial statements or disclosures.

NOTE 2 – DISCONTINUED OPERATIONS AND SALE OF DEWIND

As of September 30, 2009, all operations of our DeWind segment have been classified as discontinued operations.  See Note 16 for the updated segment discussion.

On September 4, 2009, our DeWind subsidiary sold substantially all of its existing operating assets including all inventories, receivables, fixed assets, wind farm project assets and intangible assets including all intellectual property and transferred substantially all operating liabilities including supply chain and operating expense accounts payables and accrued liabilities, warranty related liabilities for US turbine installations, and deferred revenues.  All of the remaining assets and liabilities of DeWind have been classified as net assets or liabilities of discontinued operations.  All operations of our former DeWind segment have been reported as discontinued operations.

The sale of DeWind was valued at $49.5 million in cash.  The Company received approximately $32.3 million in cash with $17.2 million in cash escrowed to cover certain contingent liabilities.  Of the escrowed cash, $5.5 million is expected to be released within one year after the achievement of certain milestones and $11.7 million is expected to be released over time periods that may be as late as 2012 under certain conditions. The purchase price is further subject to adjustment based on delivery of the value of the assets transferred net of liabilities assumed.  The Company has placed the $17.2 million in cash in escrow to indemnify the buyer if claims are made against them by third parties and those claims are determined to be valid and enforceable.  Our intention is to vigorously defend against any such claims should they occur.  Defense of such claims may result in additional costs to maintain the Company’s interest in the restricted cash or to limit potential liability.  In the event that claims are successful, the balance payable to the buyer may include all, part, or cash amounts in excess of the $17.2 million escrowed, including potentially an additional $17.7 million up to a total of $34.9 million under certain conditions, which are not expected by the Company.  If such claims are successfully made, this would result in additional losses on the DeWind sale transaction and could require a substantial refund of the proceeds received.  The Company believes the $17.2 million in escrow will be released per the terms of the agreement.  Accordingly, at September 30, 2009, we have classified the $17.2 million held in escrow as restricted cash, with $5.5 million as current and $11.7 million as long-term.

The following is a summary of the net assets sold at September 4, 2009 and the resulting loss on sale:

(In Thousands)	September 4, 2009

ASSETS
Accounts Receivable, net	$311
Inventory, net	22,689
Advanced Payments for Turbine Inventory	376
Prepaid Expenses and Other Current Assets	2,021
Property and Equipment, net	8,622
Intangible Assets, net	18,538
Other Assets	95
TOTAL ASSETS	$52,652

LIABILITIES
Accounts Payable and Other Accrued Liabilities	$10,591
Deferred Revenues and Customer Advances	3,121
Warranty Provision	1,072
Total Liabilities	14,784

Net Assets Sold	$37,868

Goodwill	5,914
Currency Translation Adjustment - Loss	361
Direct Costs Associated with the Sale	3,327
Accrued Contingent Liabilities	3,387
50,857
Consideration	49,500
Loss on Sale of DeWind	$(1,357)

The loss on sale includes professional service fees and expenses directly related to the sale of DeWind in the amount of $3.3 million. The Company incurred no other direct costs associated with the exit and disposal of DeWind.

The consolidated assets and liabilities of our former DeWind segment have been classified on the balance sheet as Net Assets (Liabilities) of Discontinued Operations.  The asset and liabilities comprising the balances, as classified in our balance sheets, consist of:

(In Thousands)	September 30, 2009	September 30, 2008
ASSETS
Accounts Receivable, net	2,461	14,250
Inventory, net	—	36,038
Advance Payments for Turbine Inventory	—	31,245
Prepaid Expenses and Other Current Assets	61	1,274
Total Current Assets	2,522	82,807
Long-Term Accounts Receivable	—	248
Property and Equipment, net	—	4,535
Goodwill	—	24,219
Intangible Assets, net	—	21,549
Other Assets	—	217
TOTAL ASSETS	$2,522	$133,575

LIABILITIES
Accounts Payable and Other Accrued Liabilities	$39,356	$43,840
Deferred Revenues and Customer Advances	2,869	33,841
Warranty Provision	1,244	12,621
Provision for Loss on Turbine Contracts	—	7,597
Total Current Liabilities	43,469	97,899
Long-Term Portion of Deferred Revenues	—	478
Long-Term Portion of Warranty Provision	1,120	363
Total Liabilities	44,589	98,740

Net Assets (Liabilities) of Discontinued Operations	$(42,067)	$34,835

Except for former intercompany loans, significantly all of the assets and liabilities of the discontinued operations pertain to activities outside of the United States, primarily for turbines sold and installed in Europe and South America and technology licenses to Chinese customers. At September 30, 2009, included above in Accounts Payable and Other Accrued Liabilities are net payables related to formerly consolidated, now insolvent European subsidiaries of approximately $22 million, substantially all of which has been assigned by the insolvency receiver to a third party. At September 30, 2009, the net payables from insolvent subsidiaries is comprised of assets in the amount of $8 million and liabilities in the amount of $30 million. Currently, we have not received any update from the insolvency receiver related to the assets and liabilities for the insolvent subsidiaries.

The consolidated net loss from operations of our former DeWind segment has been classified on the statements of operations and comprehensive loss, as Loss from Discontinued Operations. Summarized results of discontinued operations are as follows:

	Period from
	October 1, 2008	Year ended	Year ended
(In Thousands)	to September 4, 2009	September 30, 2008	September 30, 2007

Revenues	$47,680	$43,113	$25,495
Cost of Revenues	57,047	60,593	32,803
Operating Expenses	20,005	24,089	18,462
Impairment of Assets	23,369	—	—
Other Expense	215	1,840	753
Income Tax Expense (Benefit)	—	21	(49)
Loss on Sale of DeWind	1,357	—	—
Loss from Discontinued Operations	$(54,313)	$(43,430)	$(26,474)

In connection with the disposal and discontinuation of our DeWind segment, we determined certain retained assets have been impaired as of September 4, 2009.  Included in the loss from discontinued operations for the period from October 1, 2008 to September 4, 2009, are impairment charges from certain uncollectible accounts receivable, advance payments for inventory, goodwill ($18.3 million during the quarter ended June 30, 2009) and intangible assets in the aggregate amount of $23.4 million.

As of September 4, 2009, the Company will have no continuing involvement with our former DeWind segment, any subsequent cash flows are directly related to the liquidation of the remaining assets and liabilities.  No corporate overhead has been allocated to discontinued operations.

ACCOUNTING POLICIES – DISCONTINUED OPERATIONS

In addition to the general accounting policies discussed in Note 1, the following policies are applicable to our discontinued operations:

Revenue Recognition

PRODUCT REVENUES. Product revenues are recognized when product shipment has been made and title has passed to the end user customer. Product revenues consist primarily of revenue from the sale of turbines, turbine parts, or license rights sold to wind farm operators, utilities, and technology licensees. Revenues are deferred for product contracts where the Company is required to perform installation services until after the installation is complete. Our distribution agreements are structured so that our revenue cycle is complete upon shipment and title transfer of products to the distributor with no right of return.

DeWind Turbine related sales for the years ended September 30, 2009, 2008 and 2007 consisted of completed and installed wind turbine units, turbine parts, and license fees. For DeWind turbine revenues, for turbine sales, we recognized revenues for completed and installed wind turbine units upon the commissioning, or operational viability of each wind turbine unit. We recognized revenues on turbine parts sales upon delivery to the customer and title transfer. We recognized revenues on the license fees upon collection of the license fees and reporting by the licensee of units sold under each license agreement.

For turbine sales, our contracted sales typically include the turbine and warranty services for up to two years after turbine installation and we offer extended warranties for an additional fee. One turbine was sold during the fiscal year ending September 30, 2009 that did not have a warranty. All other turbines sold carried a two year warranty. Our turbine sales are documented by turbine supply agreements that specify the contracted value of the turbine, the warranty service period, and the timing of cash payments by our customers. Our operational history and the value of extended warranties sold allow us to provide sufficient vendor specific objective evidence (VSOE) to value the warranty included with a wind turbine, generally $25,000 per rated megawatt of power per year representing expected warranty and availability related liabilities during the warranty period. We recognize as revenue the contracted turbine value reduced by the value of the warranty portion when the revenue cycle is completed as described above. Progress payments and customer deposits are recorded as deferred revenues until the revenue cycle is completed. Costs incurred and turbine materials purchased during the production of turbines in completion of the revenue cycle are capitalized into inventory. Operating expenses, including indirect costs and administrative expenses, are charged as incurred to periodic income and not allocated to contract costs.  The value of the warranty portion determined by the VSOE is deferred and recognized ratably over the life of the warranty service period. For multiple element contracts where there is no vendor specific objective evidence (VSOE) or third-party evidence that would allow the allocation of an arrangement fee amongst various pieces of a multi-element contract, fees received in advance of services provided would be recorded as deferred revenues until additional operational experience or other vendor specific objective evidence becomes available, or until the contract is completed.

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

NOTE 3 - ACCOUNTS RECEIVABLE

Accounts receivable, net consists of the following:

(In Thousands)	September 30, 2009	September 30, 2008

Cable Receivables	$1,813	$4,484
Reserves	(81)	—
Net Accounts Receivable	1,732	4,484

NOTE 4 – INVENTORY

Inventories consist of the following:

(In Thousands)	September 30, 2009	September 30, 2008

Raw Materials	$2,040	$3,869
Work-in-Progress	—	35
Finished Goods	3,261	3,124
Gross Inventory	5,301	7,028
Reserves	(923)	(978)
Net Inventory	$4,378	$6,050

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

		September 30,
(In Thousands)	Estimated Useful Lives	2009	2008

Office Furniture and Equipment	3-10 yrs	$936	$661
Production Equipment	3-10 yrs	4,994	3,453
Construction-in-Progress		302	1,377
Leasehold Improvements	Lesser of lease term or 7 yrs	748	697
Total Property		6,980	6,188
Accumulated Depreciation		(3,766)	(2,758)
Property and Equipment, net		$3,214	$3,430

Depreciation expense was $1,011,000, $776,000, and $799,000, for the years ended September 30, 2009, 2008, and 2007, respectively.

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following:

	September 30,
(In Thousands)	2009	2008

Trade Payables	$4,179	$2,789
Accrued Commissions	667	—
Accrued Insurance	441	—
Accrued Payroll and Payroll Related	541	734
Accrued Interest	183	186
Deferred Rents	133	199
Accrued Sales Tax	128	136
Accrued Other	945	749
Total Accounts Payable and Accrued Liabilities	$7,217	$4,793

NOTE 7 – DEFERRED REVENUES AND CUSTOMER ADVANCES

The Company records all cash proceeds received from customers on orders and extended warranties, as opted by the customer, to deferred revenues and customer advances until such time as the revenue cycle is completed and the amounts are recognized into revenues.  Deferred revenues and customer advances consist of the following:

(In Thousands)	September 30, 2009	September 30, 2008

Deferred Revenues	$563	$737
Customer Advances	14	1,080
Total Deferred Revenues and Customer Advances	577	1,817
Less amount classified in current liabilities	16	1,568
Long-term Deferred Revenues	$561	$249

Long-term deferred revenue is comprised of long-term extended warranties.

NOTE 8 – WARRANTY PROVISION

Cable warranties relate to our ACCC® products for conductor and hardware sold directly by us to the end-user customer. We mitigate our loss exposure through the use of third party warranty insurance. We have classified all warranty reserves considered to be payable within one year as current liabilities and all warranty reserves considered to be payable greater than one year as long-term liabilities.

Warranty provision consisted of:

(In Thousands)	September 30, 2009	September 30, 2008

Warranty Provision	$564	$219
Less amount classified in current liabilities	258	86
Long-Term Warranty Provision	$306	$133

The following table sets forth an analysis of warranty provision activity:

(In Thousands)	September 30, 2009	September 30, 2008

Beginning balance	$219	$—
Additional reserves recorded to expense	513	259
Reserves utilized	(168)	(40)
Ending balance	$564	$219

NOTE 9 – DEBT AND NOTES PAYABLE

The following table summarizes the Company’s debt structure as of September 30, 2009 and 2008:

(In Thousands)	September 30, 2009	September 30, 2008

Senior Convertible 8% Notes due January 2010, net discount of $315 and $1,199	$8,723	$7,838
Total Debt	8,723	7,838
Less amount classified in current liabilities	8,723	—
Long-Term Debt	$—	$7,838

Debt outstanding or issued during the year ended September 30, 2009 and 2008 consists of:

A.  Convertible Notes Payable:

In February, 2007 we sold $22,825,000 face value of Senior Convertible Notes and detachable stock warrants to a group of private investors for gross proceeds of $22,825,000.  The notes are currently convertible into common stock of the Company at a price of $0.99 per share.  The Notes bear interest at the rate of 8% per year and may be redeemed by the Company at the Company’s option upon 30 days notice, for 103% of the outstanding principal at any time after the two year anniversary of the February 2007 closing but prior to maturity, if the weighted average price of the Company’s common stock is 125% of the conversion price for twenty consecutive trading days.

In fiscal 2008, the combined effect of the issuance of common stock and common stock options and warrant securities decreased the conversion price from $1.03 to $1.00 and the Company recorded an additional $302,000 of convertible debt discount.  In fiscal 2009, the issuance of common stock warrants associated with the secured bridge notes resulted in the decrease in the conversion price to $0.99 and resulted in $30,000 of additional convertible debt discount.  The additional debt discount will be amortized to interest expense over the remaining life of the convertible debt.

The following tables summarize the debt discount and deferred cash financing fees for the years ended September 30, 2009 and 2008:

(In Thousands)
Debt Discount:
Discount balance, September 30, 2007	$2,338
Additional discount – anti-dilution impacts - 2008	302
Discount amortized to interest expense - 2008	(889)
Discount amortization accelerated due to conversion - 2008	(552)
Discount balance, September 30, 2008	$1,199
Additional discount – anti-dilution impacts – 2009	30
Discount amortized to interest expense – 2009	(914)
Discount balance, September 30, 2009	$315

Deferred Cash Financing Fees:
Deferred cash financing fees balance, September 30, 2007	$587
Deferred cash financing fees amortized to interest expense - 2008	(206)
Deferred cash financing fees accelerated due to conversion - 2008	(132)
Deferred cash financing fees balance, September 30, 2008	$249
Deferred cash financing fees amortized to interest expense – 2009	(187)
Deferred cash financing fees balance, September 30, 2009	$62

The remaining note discount recorded will be amortized ratably to interest expense over the expected remaining life of the Notes, currently the maturity date of January, 2010.

The following table summarizes the conversion of the principal Convertible Notes since issuance:

(In Thousands)	Principal	Common Shares Issued or Issuable
Principal balance at issuance, February, 2007	$22,825
Conversions at $1.04 per share	(300)	288
Conversions at $1.03 per share	(10,353)	10,051
Principal balance at September 30, 2007	$12,172
Conversions at $1.03 per share	(2,135)	2,073
Conversions at $1.00 per share	(1,000)	1,000
Principal balance at September 30, 2008 and 2009	$9,037
Total Shares issued for conversions to date		13,412
Total Shares issuable at the current conversion price of $0.99		9,129

B.  Senior Secured Note Payable:

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

In connection with the Senior Secured Promissory Note transaction, The Company granted and issued 4,000,000 warrants with an exercise price of $0.25 in conjunction with this transaction and valued the warrants at $0.1814 per warrant or $726,000 using the Black-Scholes option-pricing model to value the fair value of the warrants issued using the following assumptions: the market price was $0.30, the volatility was estimated at 88%, the life of the warrants was 3 years, the risk free rate was 1.64% and the dividend yield of 0%. The value assigned for the warrants issued in conjunction with the bridge note was recorded as debt discount and will be amortized over the six month life of the bridge note.

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

In September 2009, the Company fully repaid the $5,000,000 in principal plus accrued interest, and amortized the remaining portions of the $726,000 debt discount to interest expense and $295,000 deferred financing cost to operating expenses.

NOTE 10 – SHAREHOLDERS' EQUITY (DEFICIT)

PREFERRED STOCK

We have 5,000,000 shares of preferred stock authorized.  As of the year ended September 30, 2009 there was no preferred stock outstanding.

COMMON STOCK

The Company has 600,000,000 shares of Common Stock authorized.  The covenants of our $22.8 million Convertible Debt offering prohibit the payment of cash dividends on our Common Stock prior to the Convertible Debt maturity, repayment, or conversion.  We have never paid cash dividends on our common stock.

The following issuances of common stock were made during fiscal 2009:

CASH

During the year ended September 30, 2009 the Company received $35,000 in cash from the exercise of 100,000 consultant options.

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

The following table summarizes all warrant activity from September 30, 2006 through September 30, 2009:

	Number of Shares	Weighted-Average Exercise Price

Outstanding, September 30, 2006	11,488,393	$1.58
Granted	23,291,849	$1.13
Exercised	(2,314,135)	$1.06
Cancelled	(17,000)	$1.00

Outstanding, September 30, 2007	32,449,107	$1.30
Granted	2,250,000	$0.99
Issued pursuant to antidilution protection	542,272	n/a
Exercised	(4,129,139)	$1.08
Cancelled	(4,961,425)	$1.33

Outstanding, September 30, 2008	26,150,815	$1.20
Granted	4,150,000	$0.28
Exercised	—	$—
Cancelled	(7,366,166)	$1.37
OUTSTANDING, September 30, 2009	22,934,649	$0.95

EXERCISABLE, September 30, 2009	22,934,649	$0.95

The following table summarizes the warrants issued, outstanding, and exercisable as of September 30, 2009:

Warrant Series	Grant Date	Strike Price		Expiration Date	Warrants remaining	Proceeds if Exercised (in $000s)	Call feature
2006 Series C	May, 2006	$0.75	(A)	December, 2010	200,000	$150	None
2006 Series D	May, 2006	$0.75	(B)	December, 2010	200,000	150	None
2006 Series E	May, 2006	$0.75	(C)	December, 2010	200,000	150	None
2007 Series F	Nov, 2006	$1.10		November, 2009	220,000	242	None
2007 Convertible Debt	Feb, 2007	$1.04	(D)	February, 2010	7,367,815	7,663	None
2007 Convertible Debt Fees	Mar, 2007	$0.99	(E)	February, 2010	1,291,833	1,279	None
June PIPE Series 1	Jun, 2007	$1.26	(E)	June, 2010	5,490,100	6,918	None
June PIPE Series 2	Jun, 2007	$1.27	(E)	June, 2010	1,564,901	1,987	None
2008 Debt Series 1	May, 2008	$0.95	(E)	May, 2011	1,125,000	1,069	None
2008 Debt Amendment	May, 2008	$0.98	(E)	May, 2011	1,125,000	1,103	None
2008 Debt Service	October, 2008	$0.95	(E)	May, 2011	150,000	143	None
2009 Bridge Note Warrants	June, 2009	$0.25	(F)	June, 2012	4,000,000	1,000	None
Total					22,934,649	$21,854

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

On June 30, 2009 we issued 4,000,000 three-year warrants with a strike price of $0.25 per warrant in as part of the bridge note financing.  The issuance of the warrants triggered anti-dilution protection which reset the strike price warrants associated with past financings by between $0.01 and $0.02 per warrant as described above.  We valued the price changes and additional warrants issued using the Black-Scholes option-pricing model.  We recorded additional debt discount for modification of warrants associated with our remaining convertible debt and additional expense for modification of non-debt warrants both of which were calculated as the difference between the fair value of the warrants prior to the exercise price reset and after the exercise price reset.  The total expense related to warrant modifications and issuances during the year ended September 30, 2009 was $29,000 recorded to general and administrative expense and an additional $30,000 was recorded to debt discount which will be amortized to interest over the remaining life of the convertible debt.  The value assigned for the warrants issued in conjunction with the bridge note was $726,000, which will be amortized over the six month life of the bridge note.

The following assumptions were used to value the warrant issuances and modifications discussed above:

Dividend rate = 0%
Risk free return between 0.56% and 1.89%
Volatility of between 75% and 116%
Market price for October 15, 2008 issuance:  $0.40
Market price for December 23, 2008 modification: $0.30
Market price for June 30, 2009 issuance and modification: $0.30

Time to maturity was the remaining life of the warrant series in question of between 2 and 3 years.

Management has reviewed and assessed the warrants issued during the year ended September 30, 2009 and determined that they do not qualify for treatment as derivatives under applicable US GAAP rules.

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

Certain options granted under the 2008 Plan may be exercised at any time for restricted stock of the Company if not otherwise prohibited by the Company’s Board of Directors.  Any 2008 Plan option exercises for unvested options would have restricted stock issued and which is earned according to the terms of the option agreement that gave rise to the restricted stock issuance.  The Company has the right, but not the obligation, to repurchase any restricted stock that is unearned as of the date of any optionee’s termination.  As of September 30, 2009 all of the 2008 Plan option grants were exercisable. To date, no restricted stock has been issued under the 2008 Plan.  Of the 2008 plan options exercisable, 3,110,481 options were vested and exercisable into unrestricted stock.

The following table summarizes the 2002 Stock Plan and 2008 Stock Plan stock option activity from September 30, 2006 through September 30, 2009.

	2002 Plan Number of Options	2008 Plan Number of Options	Total Number of Options	Average Exercise Price
Outstanding, September 30, 2006	15,965,336	—	15,965,336	$0.83
Granted	3,972,000	—	3,972,000	1.11
Exercised	(1,133,066)	—	(1,133,066)	0.32
Cancelled	(3,784,400)	—	(3,784,400)	1.04
Outstanding, September 30, 2007	15,019,870	—	15,019,870	$0.91
Granted	3,745,000	7,231,000	10,976,000	1.42
Exercised	(490,000)	—	(490,000)	0.40
Cancelled	(375,349)	—	(375,349)	1.44
Outstanding, September 30, 2008	17,899,521	7,231,000	25,130,521	$1.14
Granted	—	3,460,000	3,460,000	0.35
Exercised	(100,000)	—	(100,000)	0.35
Cancelled	(1,587,365)	(1,002,192)	(2,589,557)	0.64
Outstanding, September 30, 2009	16,212,156	9,688,808	25,900,964	$0.28

Exercisable , September 30, 2009	14,491,141	9,688,808	24,179,949	$0.35

The weighted-average remaining contractual life of the options outstanding at September 30, 2009 was 7.3 years. The exercise prices of the options outstanding at September 30, 2009 ranged from $0.25 to $2.50, and information relating to these options is as follows:

Range of Exercise Prices	Stock Options Outstanding	Stock Options Exercisable	Weighted Average Remaining Contractual Life in years	Weighted Average Exercise Price of Options Outstanding	Weighted Average Exercise Price of Options Exercisable
$ 0.25-0.34	728,000	728,000	7.25	$0.25	$0.25
$ 0.35-$0.49	25,143,564	23,422,549	7.31	$0.35	$0.35
$ 1.50-2.50	29,400	29,400	1.40	$1.00	$1.00
Total	25,900,964	24,179,949

During fiscal 2009 the Company granted 3,460,000 options with a weighted average fair value of $0.15 per option, determined using the Black-Scholes option-pricing model.

As of September 30, 2009 the Company had 24,179,949 options exercisable with a total aggregate intrinsic value of $8,409,292.

LOSS PER SHARE

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

NOTE 11 – EQUITY BASED COMPENSATION

US GAAP requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award. US GAAP also requires measurement of the cost of employee services received in exchange for an award based on the grant-date fair value of the award. The fair value of stock options is determined using the Black-Scholes valuation model.

US GAAP requires that equity instruments issued to non-employees in exchange for services be valued at the more accurate of the fair value of the services provided or the fair value of the equity instruments issued. For equity instruments issued that are subject to a required service period, the expense associated with the equity instruments is recorded as the instruments vest or the services are provided. For common stock issued, the fair value is determined to be the closing market price on the date of issuance. For options and warrants issued or granted, the Company values the options and warrants on the date of issuance using the Black-Scholes valuation model. For grants subject to vesting or service requirements, the expenses is deferred and is recognized over the more appropriate of the vesting period, or as services are provided.

Key assumptions used in valuing options issued in the years ended September 30, 2009, 2008, and 2007 are as follows:

Fiscal year ending September 30	Risk Free Rate	Volatility
2007	4.01-4.97%	88-98%
2008	2.30-4.29%	78-88%
2009	1.48-2.69%	88-96%

A dividend yield of 0% was used for all years and the life used was the expected life of the instrument issued.

Share-based compensation included in the results from continuing operations for the years ended September 30, 2009, 2008, and 2007 is as follows:

	Year ended	Year ended	Year ended
(In Thousands)	September 30	September 30	September 30
	2009	2008	2007

Cost of products sold	$81	$63	$77
Officer compensation	2,234	1,148	873
Selling and marketing	630	326	533
Research and development	834	532	569
General and administrative	928	586	290
Totals	$4,707	$2,655	$2,342

In September, 2009, the Company sold substantially all of the assets of its DeWind subsidiary and terminated all of its DeWind employees as of September 4, 2009.  For DeWind employees who remained as employees through September 4, 2009 the Company accelerated the vesting of certain options granted between 2007 and 2009 to provide for up to one year of additional option vesting service credit and extended the option exercise period to September 4, 2010 for all vested options held by these employees including any options subject to such acceleration.  All remaining unvested options for the DeWind employees were cancelled.   The acceleration of vesting resulted in an additional 1,053,503 options vested which resulted in $834,000 in additional expense, included in the loss from discontinued operations.  A total of 2,136,860 options with an intrinsic value of $798,000, including the options subject to acceleration, had the exercise period extended to September 4, 2010.  A total of 718,140 options with an intrinsic value of $251,000 were unvested and cancelled on September 4, 2009.  For the years ended September 30, 2009, 2008 and 2007, all DeWind employee share-based compensation expense was reported in the loss from discontinued operations in the amounts of $1,784,000, $318,000 and $12,000, respectively (see further discussion at Note 2).

As of September 30, 2009, there was $4.5 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements related to stock options consisting of $3.1 million related to employee grants and $1.4 million related to consultant and director grants. The costs are expected to be recognized over a weighted-average period of 1.8 years.  For options that vest on a quarterly basis, the actual vesting is used to calculate the compensation expense.  For options vesting on other than a quarterly basis, an estimate of the forfeiture rate, between 0% and 20%, is used to calculate the expense, which is then trued up on each vesting occurrence.

On January 20, 2009 the Company’s Board of Directors voted to approve a re-pricing of all individuals continuing to provide ongoing services to the Company including substantially all employee, director, and consultant stock options.  The Company has treated the re-pricing as a modification of terms of the options outstanding.  The Company expensed the incremental fair value for all vested and re-priced options during the quarter ended March 31, 2009.  The Company will expense the incremental fair value for all unvested and re-priced options as these options are vested.  The fair value of the modification was determined as the difference in the fair value of each option immediately before and after the re-pricing using the Black-Scholes option-pricing model with a dividend rate of 0%, a risk free rate of 1.48%, a volatility of 96%, a life of 4 years, and a market price of $0.30 per share.  As a result of this re-pricing, the Company incurred expenses of $554,000 in the March 31, 2009 quarter, which are included in the table above, for options which had vested prior to the re-pricing and will prospectively recognize an additional $965,000 of compensation cost related to non-vested options that were re-priced.  The additional share-based compensation is expected to be recorded to expense over the next 1.8 years.

The fair value of the Company’s share-based compensation was estimated at the date of grant using the Black-Scholes option-pricing model, assuming no dividends and using the valuation assumptions noted in the following table. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life (estimated period of time outstanding) of the stock options granted was estimated using the historical exercise behavior of employees and the option expiration date. Due to the lack of an efficient public market in the Company’s stock prior to 2003, the estimated volatility for option grants is the historical volatility for the shorter of a three year look back period or the equivalent look back period for the expected life of the grant. All volatility calculations were made on a daily basis. The Company has valued 2009, 2008 and 2007 grants using 3 year volatility. Options granted used the following range of assumptions:

Expected term	0.5-5 years
Expected and weighted average volatility	95.2%
Risk-free rate	0.50-4.97%

Tax Effect related to Share-based Compensation Expense

US GAAP provides that income tax effects of share-based payments are recognized in the financial statements for those awards that will normally result in tax deductions under existing tax law. Under current U.S. federal tax law, the Company would receive a compensation expense deduction related to non-qualified stock options only when those options are exercised and vested shares are received. Accordingly, the financial statement recognition of compensation cost for non-qualified stock options creates a deductible temporary difference which results in a deferred tax asset and a corresponding deferred tax benefit in the income statement. Due to the uncertainty surrounding the future utility of the Company’s deferred tax assets, all deferred tax assets are fully allowed for as of September 30, 2009.

NOTE 12 – INCOME TAXES

The provision for income taxes from continuing operations differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate of 34% to pre-tax loss from continuing operations as a result of the following:

(In Thousands)	Year Ended September 30,
	2009		2008		2007
Statutory regular federal tax rate	$(6,607)	34.0%	$(3,427)	34.0%	$(6,122)	34.0%
Change in valuation allowance	6,568	(33.8)%	4,261	(42.3)%	6,722	(37.3)%
State tax, net of federal benefit	3	(0.0)%	3	(0.0)%	3	(0.0)%
Research credit	—	—	(633)	6.3%	(206)	1.1%
Other	41	(0.2)%	(201)	2.0%	(394)	2.2%
Income tax expense	$5	0.0%	$3	0.0%	$3	0.0%

Net deferred tax assets from continuing operations comprised the following at September 30, 2009 and 2008:

	2009	2008
Deferred tax assets

Net operating loss carry-forwards and tax credits	$39,440	$33,310
Warrants issued for services	230	170
Share-based compensation	3,670	1,970
Asset reserves and provisions	1,180	1,170
Fixed assets	(40)	610
Less: Valuation allowance	(44,480)	(37,230)
Net deferred tax assets	$—	$—

The valuation allowance increased by $7.3 million and $3.3 million during 2009 and 2008, respectively. The increases were due to the full reservation of additional deferred tax assets, primarily the additional net operating loss carry-forwards generated from the Company’s annual net losses from continuing operations.

In assessing the realizability of the net deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends upon either the generation of future taxable income during the periods in which those temporary differences become deductible or the carry-back of losses to recover income taxes previously paid during the carry-back period. As of September 30, 2009, the Company had provided a full valuation allowance to reduce net deferred tax assets to zero.

Discontinued Operations: The Company recognized an income tax expense (benefit) of $0, $21,000 and $(49,000) for the years ended September 30, 2009, 2008 and 2007, respectively.  At September 30, 2009 and 2008, net deferred tax assets amounted to $42,730,000 and $24,190,000, respectively, which are primarily comprised of net operating loss carry-forwards.  Consistent with continuing operations, the Company has provided a full valuation allowance against the discontinued operations net deferred tax assets, as discussed above.

As of September 30, 2009 and 2008, the Company had consolidated net operating loss (NOL) carry-forwards for federal and state income tax purposes of approximately $109,007,000 and $114,545,000, and $95,034,000 and $72,341,000, respectively. The net operating loss carry-forwards begin expiring in 2020 and 2010, for the Federal and State, respectively.

Utilization of the NOL and R&D credit carry-forwards may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), as well as similar state and foreign provisions. These ownership changes may limit the amount of NOL and R&D credit carry-forwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups. Since the Company’s formation, the Company has raised capital through the issuance of capital stock on several occasions which, combined with the purchasing shareholders’ subsequent disposition of those shares, may have resulted in such an ownership change, or could result in an ownership change in the future upon subsequent disposition.

The Company has not fully completed a study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since the Company’s formation due to the complexity and cost associated with such a study, and the fact that there may be additional such ownership changes in the future. If the Company has experienced an ownership change at any time since its formation, utilization of the NOL or R&D credit carry-forwards would be subject to an annual limitation under Section 382 of the Code, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term, tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the NOL or R&D credit carry-forwards before utilization. Further, until a study is fully completed and any limitation known, no amounts are being considered as an uncertain tax position or disclosed as an unrecognized tax benefit under US GAAP rules. Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact its effective tax rate. Any carry-forwards that will expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance.

The Company adopted the FASB provisions for accounting for uncertainty in income taxes, on January 1, 2007. The Company did not recognize any additional liability for unrecognized tax benefit as a result of the implementation. As of September 30, 2009, the Company did not increase or decrease the liability for unrecognized tax benefit related to tax positions in prior period nor did the Company increase the liability for any tax positions in the current year. Furthermore, there were no adjustments to the liability or lapse of statute of limitation or settlements with taxing authorities.

The Company expects resolution of unrecognized tax benefits, if created, would occur while the full valuation allowance of deferred tax assets is maintained, therefore, the Company does not expect to have any unrecognized tax benefits that, if recognized, would affect the effective tax rate.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

LEASES

The company leases the following office and production space:

	Monthly rent	Expires
Irvine, CA, headquarters	$89,352	December, 2010

The Irvine, California rent increases by $3,154 per month on each January 1 lease anniversary date.

Additionally, the Company leases office equipment with minimum payments of approximately $1,541 per month. The office equipment leases expire through December, 2010.  Total rent expense was $1,065,000, $992,000, and $1,041,000 for the years ended September 30, 2009, 2008, and 2007, respectively.

Future minimum operating lease payments at September 30, 2009 are as follows:

(In Thousands) Year ending September 30,	Operating Leases

2010	$1,107
2011	278
2012	—
2013	—
Thereafter	—
$1,385

PROFESSIONAL SERVICES AGREEMENTS

The Company and its CTC Cable Corporation subsidiary currently have one consulting agreement and one legal services agreement for professional services with entities affiliated with its director Michael McIntosh as follows:

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

Each of these agreements is for $250,000 per year, payable in equal installments at the beginning of each calendar month. Each agreement was scheduled to terminate on July 3, 2009, provided that it may be terminated at the end of each anniversary of its effective date upon 90 days prior written notice to the other party. On November 1, 2009 each of the agreements were renewed under the same terms.

NOTE 14 – LITIGATION

FKI Engineering Ltd., FKI plc, and Brush Electrical Machines Ltd (collectively “FKI”) v. the Company and certain of its wind segment subsidiaries (here referred to as “DeWind”); DeWind v. FKI

As of October 1, 2008 there were adjudicated claims from 2007 between FKI and DeWind whereby the court awarded FKI damages of 1,546,000 Euros (US $2,323,000 at November 30, 2009 exchange rates) against DeWind Holdings Ltd., a United Kingdom corporation, and 765,000 Euros (US $1,149,000 at November 30, 2009 exchange rates) against DeWind GmbH, a German corporation, related to parent-level guarantees that DeWind GmbH customers made against them.

DeWind GmbH and DeWind Holdings also had pending claims against FKI for failure to replenish DeWind GmbH’s capital accounts in 2005.

In September, 2008, DeWind GmbH filed for insolvency proceedings in part due to the impending costs and losses related to the litigation against FKI and in part due to the negative operational cash flows and cash position of the subsidiary.  Effective in October, 2008 the receiver for DeWind GmbH appointed by the court in such insolvency proceedings assumed responsible for pursuing the DeWind GmbH claim against FKI for its capital accounts litigation.   In November, 2008 a winding up petition was filed by FKI for DeWind Holdings, Ltd due to non-payment of a statutory demand for 1,545,596 Euros (US $2,322,000 at November 30, 2009 exchange rates) filed in January, 2008 and included in the amounts listed above that were adjudicated in December, 2007.  On November, 21 2008 FKI filed for and received approval to dismiss the DeWind GmbH capital accounts claim on December 10, 2008 unless a total of 110,000 Euros (US $165,000 at November 30, 2009 exchange rates) of court and legal costs are paid for by DeWind Holdings or guaranteed by another entity.  Composite Technology Corporation is no longer involved in the court proceedings between DeWind GmbH and the FKI parties and neither Composite Technology Corporation nor its remaining subsidiaries has made or guaranteed payment.  The Company is not aware whether the DeWind GmbH receiver has made, or intends to make, any such payment or intends to pursue the DeWind GmbH capital claim.  Upon filing for insolvency, the DeWind GmbH receiver, at his sole direction, is responsible for the legal activity surrounding the capital accounts claim.

FKI has attempted to enforce collection of the judgments due to FKI in the DeWind cases from two of the Company’s subsidiaries, DeWind GmbH and its holding company, DeWind Holdings, both of which are now in insolvency proceedings. DeWind Holdings’ only asset is the share capital of DeWind GmbH.  DeWind Holdings is in turn a wholly owned subsidiary of DeWind Turbines, Ltd. which is in turn a wholly owned subsidiary of Composite Technology Corporation.  There are no parent company guarantees provided by DeWind Turbines, Ltd. or Composite Technology Corporation for either DeWind Holdings or DeWind GmbH.   Prior to insolvency proceedings, DeWind GmbH operated substantially for the purpose of servicing and managing the warranty liabilities related to wind turbines sold up to June, 2005 while DeWind was under FKI control.  The resolution of the capital reserve accounts issues is not reasonably estimable at this time and no contingent asset has been recorded to date for any future funds potentially receivable from FKI, if any, to resolve the capital reserve account issues.

Insolvency of DeWind GmbH and DeWind Holdings

DeWind GmbH

On August 29, 2008 in Lubeck Local Court – Bankruptcy Court, Lubeck Germany, DeWind GmbH, an indirect subsidiary of the Company, filed for voluntary insolvency in lieu of a required recapitalization under German statute  of approximately 5,000,000 Euros (US $7,512,000 at November 30, 2009 exchange rates) (Case No. 53a1E 8/08).  The DeWind GmbH subsidiary had limited operational function for the DeWind segment, functioning solely to provide services on wind turbines that remained under warranty and which warranties were entered into prior to June, 2005 and in pursuit of the FKI capital claim described above.   DeWind GmbH had incurred losses of $11.9 million and $8.7 million for fiscal 2007 and 2008 respectively, despite a significant reduction in the number of turbines under warranty.   Concurrent with the filing of the insolvency, unless assigned by the receiver or pursued by the receiver, DeWind effectively relinquished its right to pursue the capital claim against FKI to the control of the insolvency receiver.

On September 18, 2008 an insolvency receiver was appointed and set an initial reporting date in December, 2008 and which was primarily procedural in nature.  No formal reporting has been received since December, 2008.  During the year, the insolvency receiver has, or is in the process of assigning all actual and potential claims of DeWind GmbH including without limitation, potential claims of DeWind GmbH against the Company, DeWind and other DeWind subsidiaries including potential claims against the Company’s remaining operating subsidiary in the UK, DeWind Ltd.  On September 8, 2009, the insolvency receiver for DeWind GmbH and FKI entered into an Agreement in regard to a Settlement of Claims in which the insolvency receiver assigned any potential claim DeWind GmbH held against the Company, DeWind, Inc. and related Company entities to FKI for undisclosed consideration. All liabilities associated with these potential claims are recorded in liabilities from discontinued operations.

DeWind Holdings Ltd.

On January 9, 2009 the Directors of DeWind Holdings, Ltd. filed for insolvency proceedings in the Queen’s Bench Court.  On January 12, 2009 the court dismissed the winding up petition filed by FKI as a result of DeWind Holdings  filing for insolvency proceedings.

Composite Technology Corporation v. FKI PLC

On October 30, 2009 the Company filed an action for negative declaration in the Court of Lubeck, Germany against FKI (Case No. 170256109) to set the value of the intellectual property of Dewind GmbH that had been transferred to DeWind Ltd. in August, 2008 at no more than 1,000,000 Euros ($1,502,000 at November 30, 2009 exchange rates) and to verify the propriety of the transfer.  The IP had been transferred under the terms of a Dewind intercompany agreement for 500,000 Euros paid in cash ($751,000 at November 30, 2009 exchange rates) prior to the Dewind GmbH insolvency filing.  FKI and the insolvency receiver claim the value of the IP to be significantly higher and that the transfer was improperly conducted.  The Company believes that the value of this IP is substantially less than 1,000,000 Euros.  The Company has not recorded a liability associated with the difference in the price paid and the amount listed in the negative declaration, as it is uncertain that the court will uphold the Company’s claim estimate.

FKI PLC and FKI Engineering Ltd v. Composite Technology Corporation

On April 30, 2009, FKI PLC and FKI Engineering Ltd. (FKI) filed a petition with the United States District Court, Central District of California, under 28 U.S.C. §1782(a) (Case No. CV-09-5975-ABC(CFE)), asking the Court to permit FKI to proceed with certain discovery in the United States against the Company for use in the DeWind GmbH and DeWind Holdings insolvency proceedings.  The Court granted the request and the Company is currently in the process of responding to such requests.

Composite Technology Corporation and CTC Cable Corporation v. Mercury Cable & Energy, LLC, Ronald Morris, Edward Skonezny, Wang Chen, and “Doe” Defendants 1-100 (“Mercury”)

On August 15, 2008 the Company filed suit in the Superior Court of the State of California, County of Orange, Central Justice Center (Case No. 30-2008 00110633) against the Mercury parties including multiple unknown “Doe” defendants, expected to be named in discovery proceedings, claiming Breach of Contract, Unfair Competition, Fraud, Intentional Interference with Contract, and Injunctive Relief.  Several of the Mercury parties had filed a claim under the Company’s Chapter 11 bankruptcy proceedings which was settled during the bankruptcy and which provided for certain payments for sales made to China.  The settlement agreement included non-compete agreements and stipulated the need to maintain confidentiality for the Company’s technology, processes, and business practices.  The Company claims that the Mercury parties have taken actions, which violate the Settlement Agreement and the Bankruptcy Court Order, including the development of and attempting to market similar conductor products and misusing confidential information and the Company further claims that the Settlement Agreement was entered into with fraudulent intent.  The Company claims that the Mercury parties engaged in unlawful, unfair, and deceptive conduct and that these actions were performed with malice and with intent to cause injury to the Company.  The Company is asking for actual damages, punitive damages, and attorney fees.  No estimate of such damages can be made at this time and no accrual for such fees is included in the Company’s financial statements at September 30, 2009.

On December 5, 2008, Defendants filed a cross-complaint against CTC and some of the company's officers. Defendants served the cross-complaint only on the company (i.e., none of the individual cross-defendants have been served). The Company filed several motions aimed at dismissing certain of the cross-claims, which resulted in the Defendants filing several amended pleadings. On May 12, 2009 the Court granted the Company’s motion directed to the sixth cause of action contained in the second amended cross-complaint, and dismissed that claim with prejudice.  The Defendants’ cross-complaint asserts claims for fraud in inducing the settlement agreement, rescission of the settlement agreement, breach of the settlement agreement, accounting, and declaratory relief.

On March 2, 2009, the Company’s subsidiary, CTC Cable Corporation ("CTC Cable"), filed a lawsuit against Mercury Cable & Energy, LLC ("Mercury") in the United States District Court for the Central District of California, Southern Division (Case No. SA CV 09-261 DOC (MLGx)), seeking damages for infringement of CTC Cable's United States Patent No. 7,368,162 (’162) and United States Patent No. 7,211,319 (‘319), and for infringement of a CTC Cable copyright registration.  The Company is asking for actual damages, treble damages, attorneys fees, interest, costs and injunctive relief.  No estimate of such damages can be made at this time and no accrual for the Company’s future fees and costs is included in the Company's financial statements at September 30, 2009.

In response to this lawsuit, Mercury has requested the United States Patent and Trademark Office reexamine the '162 and '319 patents and requested the Court to stay the patent and copyright lawsuit pending the Patent Office's final reexamination of CTC's patents.  The Court granted Mercury's request to stay the lawsuit pending the Patent Office’s final decisions. CTC's copyright infringement claim is also stayed pending the Patent Office’s decisions.

On November 4, 2009, the Patent Office issued a first Office Action in the re-examination of the '319 patent.  As is common practice, the Patent Office has initially rejected most of the claims based on the prior art patents submitted with Mercury's reexamination request pending response by CTC. However, the Patent Office did confirm the validity of claim 17 of the patent. CTC is currently preparing a full and complete response to this Office Action. On November 23, 2009, Mercury issued a press release falsely stating that the Patent Office “invalidated” 28 of 29 claims contained in the '319 patent.  Contrary to Mercury's latest press release, the Office Action did not serve to invalidate any claims of the patent and all of the Company’s patent claims being reexamined are in force during the pendency of the reexamination.

In response to Mercury’s false press release, on November 25, 2009, the Company filed an application with the Court requesting partial relief from the stay for the purpose of amending the complaint against Mercury to include a trade libel claim and to permit the Company to prosecute this claim against Mercury.  The Company has also requested that a preliminary injunction be issued to prohibit Mercury from making any further false or misleading statements about the validity of the Company’s patents.  On December 1, 2009, Mercury filed its opposition with the Court.  The matter is currently under submission.

In Re Composite Technology Corporation Derivative Litigation (Brad Thomas v. Benton Wilcoxon, Michael Porter, Domonic J. Carney, Michael McIntosh, Stephen Bircher, Rayna Limited, Keeley Services Limited, Ellsford Management Limited, Laikadog Holdings Limited, James Carkulis, and Does 1 through 1000 (including D. Dean McCormick, III, CPA as Doe 1, John P. Mitola, as Doe 2, and Michael K. Lee, as Doe 3) and Nominal Defendant Composite Technology Corporation)

On June 26, 2009 Mr. Brad Thomas, alleged to be a shareholder of the Company, filed a shareholder derivative complaint in the Superior Court of the State of California, County of Orange (Case No. 30-2009-00125211) for damages and equitable relief.  The complaint asserts claims for negligence, gross negligence, breach of fiduciary duty, waste, mismanagement, gross mismanagement, abuse of control, negligent misrepresentation, intentional misrepresentation, fraudulent promise, constructive fraud, and violations of the California Corporations Code, and seeks an accounting, rescission and/or reformation.  The facts focus on the Company’s acquisition of its DeWind subsidiary and also related self-interested transactions, accounting deficiencies and misstatements.  Certain of the defendants are current directors and/or officers or past officers of the Company.  Under the Company’s articles of incorporation and bylaws, the Company is obligated to provide for indemnification for director and officer liability.

On October 13, 2009, the Company and the individual defendants filed demurrers (motions to strike) to the Complaint on the grounds that Plaintiff Thomas did not make a written demand on the Company’s board of directors prior to filing the Complaint as required under Nevada law and that any decisions made by the individual director/office defendants in relation to the subject matter of the Complaint are protected under the business judgment rule.  Prior to the scheduled hearing on the demurrer, Plaintiff Thomas filed a First Amended Complaint on or about November 11, 2009 naming three additional current board members.  The deadline to respond to the First Amended Complaint is January 4, 2010.  Several of the defendants named in the First Amended Complaint have not been served.  The Company will be filing another demurrer (motion to strike) to the First Amended Complaint on the same grounds.  In addition, on October 20, 2009, the Company filed a Motion to Stay Discovery in this matter on the grounds that Plaintiff Thomas should not be permitted to conduct discovery until such time as the dispute over the sufficiency of the First Amended Complaint is decided by the Court.

NOTE 15 – RELATED PARTY TRANSACTIONS

As discussed in Note 13, the Company maintains professional services agreements with two companies affiliated with a member of the board of directors.

For the fiscal year ended September 30, 2009 we recorded fees of $250,000 and patent filing fees of $70,000 for TMG, and fees of $250,000 and incidental expenses of $70,000 for TMA. All of these expenses were recorded to Research and Development expense.

As of September 30, 2009 the Company had outstanding balances due to TMG and TMA of $41,000 and $24,000 respectively, included in accounts payable.

NOTE 16 – SEGMENT INFORMATION

As of September 30, 2009, we manage and report our operations through one business segment: CTC Cable.  During the year ended September 30, 2009 we revised our segments to reflect the disposal of DeWind. DeWind comprised our previously reported Wind segment, which has been presented as discontinued operations in our Consolidated Financial Statements (see Note 2).  When applicable, segment data is organized on the basis of products. Historically, the Company evaluates the performance of its operating segments primarily based on revenues and operating income, any transactions between reportable segments are eliminated in the consolidation of reportable segment data.

Located in Irvine, California with sales personnel located near Portland, Oregon and Atlanta, Georgia, CTC Cable produces and sells ACCC® conductor and related ACCC® hardware products for the electrical transmission market. ACCC® conductor production is a two step process. The Irvine operations produce the high strength, light weight composite “core” which is then shipped to one of four cable manufacturers in Canada, Belgium, China, or Bahrain where the core is stranded with conductive aluminum wire to become ACCC® conductor. ACCC® conductor is sold both through a distribution agreement with General Cable in the US and Canada, into China through our distribution agreement with Far East Composite Cable,  as well as directly by CTC Cable to utility customers worldwide.  ACCC® conductor has been sold commercially since 2005 and is currently marketed worldwide to electrical utilities and transmission companies.

The Company operates and markets its services and products on a worldwide basis:

(In Thousands)	For the Years Ended September 30,
	2009	2008	2007

Europe	$873	$6,896	$50
Middle East	1,445	—	—
China	10,499	24,900	12,857
Other Asia	422	—	—
North America	5,409	851	3,101
South America	26	68	—
Latin America	928	—	—
Total Revenue	$19,602	$32,715	$16,008

All long-lived assets, comprised of property and equipment, are located in the United States.

For the year ended September 30, 2009, three customers represented 77.8% of revenue (one in China at 53.6%, one in Canada at 16.8% and one in the Middle East at 7.4%).  For the year ended September 30, 2008, two customers represented 96.0% of revenue (one in China at 76.1% and one in Europe at 19.9%).  For the year ended September 30, 2007, two customers represented 93.6% of revenue (one in China at 80.3% and one in Canada at 13.3%).  No other customer represented greater than 5% of consolidated revenue.

NOTE 17 – SUBSEQUENT EVENTS (Unaudited)

Management evaluated all activity of the Company through December 14, 2009 (the issue date of the consolidated financial statements) and concluded that no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to financial statements, except as disclosed below.

On December 4, 2009 DSME provided the Company with a preliminary net asset value calculation in accordance with the terms and conditions of the Asset Purchase Agreement dated September 4, 2009.  The Company is in the process of reviewing the DSME net asset value calculation.  The Company expects to resolve any differences with the DSME calculation during the quarter ended March 31, 2010.

On December 14, 2009 the Company announced the hiring of John P. Brewster as Chief Commercial Officer of Composite Technology Corporation and President of CTC Cable Corporation.  Mr. Brewster brings over thirty years of U.S. Utility Sales and Operations experience. The Company believes that Mr. Brewster will be instrumental in our domestic and international sales expansion strategy.

Mr. Brewster will receive an annual salary of $350,000 per year and will be eligible to participate in any management incentive compensation plans.  He will receive options to purchase 2,000,000 shares of Composite Technology Corporation stock at $0.35 per share.  As an incentive to join the company, Mr. Brewster will receive $50,000 in cash and $50,000 in common stock, valued at market prices.

NOTE 18 – SUPPLEMENTAL FINANCIAL INFORMATION (Unaudited)

Supplemental Quarterly Financial Information

(In Thousands)
Fiscal year ended September 30, 2009	December 31	March 31	June 30	September 30
Revenue	$4,360	$6,202	$3,562	$5,478
Gross profit	1,278	2,152	631	1,256
Loss before income taxes	(4,201)	(3,828)	(4,469)	(6,935)
Net loss from continuing operations	(4,204)	(3,828)	(4,469)	(6,937)
Loss from discontinued operations	(4,132)	(6,825)	(22,456)	(20,900)
Net loss	(8,336)	(10,653)	(26,925)	(27,837)
Basic and diluted net loss per share - continuting operations	(0.02)	(0.01)	(0.02)	(0.02)
Basic and diluted net loss per share - discontinued operations	(0.01)	(0.03)	(0.07)	(0.08)
Total Basic and diluted net loss per share	$(0.03)	$(0.04)	$(0.09)	$(0.10)

Fiscal year ended September 30, 2008	December 31	March 31	June 30	September 30
Revenue	$10,994	$10,492	$6,651	$4,578
Gross profit	4,173	2,706	2,780	1,927
Income (loss) before income taxes	14	(1,864)	(4,651)	(3,580)
Net income (loss) from continuing operations	14	(1,865)	(4,651)	(3,581)
Loss from discontinued operations	(7,375)	(9,478)	(8,541)	(18,036)
Net loss	(7,361)	(11,343)	(13,192)	(21,618)
Basic and diluted net loss per share - continuting operations	(0.00)	(0.01)	(0.02)	(0.01)
Basic and diluted net loss per share - discontinued operations	(0.03)	(0.04)	(0.04)	(0.07)
Total Basic and diluted net loss per share	$(0.03)	$(0.05)	$(0.06)	$(0.08)

Fiscal year ended September 30, 2007	December 31	March 31	June 30	September 30
Revenue	$1,644	$2,703	$7,397	$4,264
Gross profit (Loss)	300	882	2,115	1,286
Loss before income taxes	(3,698)	(4,302)	(3,310)	(6,698)
Net loss from continuing operations	(3,696)	(4,304)	(3,310)	(6,700)
Loss from discontinued operations	(3,253)	(6,755)	(4,813)	(11,653)
Net loss	(6,949)	(11,059)	(8,123)	(18,354)
Basic and diluted net loss per share - continuting operations	(0.02)	(0.02)	(0.02)	(0.03)
Basic and diluted net loss per share - discontinued operations	(0.02)	(0.04)	(0.02)	(0.06)
Total Basic and diluted net loss per share	$(0.04)	$(0.06)	$(0.04)	$(0.09)

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934.  Disclosure controls and procedures are controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of September 30, 2009 because of the material weaknesses identified below.

Management's Annual Report on Assessment of Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2009. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, management concluded that, as of September 30, 2009, the Company’s internal control over financial reporting is not effective based on those criteria, because of the material weaknesses identified below.

A material weakness (as defined by the PCAOB’s Auditing Standard No. 5) is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a more than remote likelihood that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

During management's annual review of our internal control over financial reporting, we determined the following processes contain material weaknesses as of September 30, 2009:

•	Inventory costing and management process over on-hand inventory and inventory on consignment
•	Shareholders’ equity (deficit) process
•	Information Technology controls and related systems
•	Fixed Assets
•	Financial Close and Reporting

These material weaknesses related to the entity as a whole affect all of our significant accounts and could result in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected.

Inventory Processes. The following weaknesses existed related to ineffective controls over our inventory processes.  Taken as a whole, they comprise a material control weakness:

•
Perpetual Inventory records: Ineffective controls to (a) accurately record the raw materials inventory moved out of inventory stores and into manufacturing production and later into finished goods and (b) accurately record manufacturing variances.

•	Valuation: Ineffective control process to accurately value inventory units in accordance with US GAAP.
•
There were inadequate system driven matching controls over the receiving function for inventory parts and supplies. Receiving tolerances for inventory related pricing and quantities received are not established systematically.

•	There was a lack of sufficient purchasing reports for management review.
•	The Company did not update its standard costs for manufactured inventory in a timely manner and did not change standard costs for purchased materials to reflect price changes in a timely manner

Shareholders’ equity (deficit) process. The Company lacks proper segregation of duties over tracking and recording stock related activity.

Information Technology Controls (ITCs). ITCs are policies and procedures that relate to many applications and support the effective functioning of application controls by helping to ensure the continued proper operation of information systems. The Company does not have IT policies and procedures documented.

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

Fixed Asset Process. The following weaknesses existed related to ineffective controls over our fixed asset processes.  Taken as a whole, the Company has determined these weaknesses to be a material weakness:

•	The Company has not performed an observation of fixed assets to verify existence and completeness
•	The Company does not have a process to account for self-constructed assets

Financial Close and Reporting Process. The following weaknesses existed related to ineffective controls over our financial close and reporting processes.  The lack of an internal audit function is an internal control weakness.  The Company has determined that the following weaknesses taken as a whole also comprise a material control weakness:

•	There is no formal approval by the audit committee and board of directors of financial statements for issuance
•	The Company has inadequate segregation of duties over the financial close process
•	The Company has no formal budget process

During the year ended September 30, 2009, the Company improved certain internal controls over financial reporting related to identified material weaknesses as follows:

•
In January, 2009 the Company appointed a third independent Director who serves on the Audit and Compensation Committees as well as to provide a majority of independent directors on our five person Board of Directors.

•
In October, 2008, the Company completed an important phase of the upgrade to its accounting and manufacturing IT systems to more adequately track and maintain inventory quantities and to automate manufacturing and inventory variances.

•	The Company improved its IT processes surrounding security of information and user administration and access validation procedures.

•	The Company implemented a complete and thorough project accounting review on a quarterly basis which is reviewed by senior management and the principal accounting officer.

The Company's management has identified the steps necessary to address the material weaknesses existing as of September 30, 2009 described above, as follows:

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

(5) Evaluating an internal audit function in relation to the Company's financial resources and requirements. We expect to pursue a strategy of outsourcing our internal audit function in fiscal 2010;

(6) Invest in additional enhancements to our IT systems including enhancements to processing manufacturing and inventory transactions, and security over user access and administration.

(7) In October 2009, we implemented a share-based compensation and equity administration software system. Transactions are now processed and reported by a representative from our legal department and reviewed by our Chief Financial Officer.

(8) Create policy and procedures manuals for the accounting, finance and IT functions.

(9) Improve our purchasing and accounts payable cycle controls.

The Company began to execute the remediation plans identified above in the first fiscal quarter of 2010. These remediation efforts are expected to continue through fiscal 2010.

SingerLewak LLP, our independent registered public accounting firm, has audited management's assessment of the effectiveness of the Company's internal control over financial reporting as of September 30, 2009 as stated in their report which appears in this Annual Report on Form 10-K, Item 8.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the fourth quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B - OTHER INFORMATION

None.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 of Form 10-K is incorporated by reference from the information contained in the sections captioned "DIRECTORS AND EXECUTIVE OFFICERS", "CORPORATE GOVERNANCE" and "SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" in the Proxy Statement that will be delivered to our shareholders in connection with our March 2, 2010 Annual Meeting of Shareholders.

ITEM 11 - EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K is incorporated by reference from the information contained in the section captioned "EXECUTIVE COMPENSATION: COMPENSATION DISCUSSION AND ANALYSIS" in the Proxy Statement that will be delivered to our shareholders in connection with our March 2, 2010 Annual Meeting of Shareholders.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by Item 12 of Form 10-K is incorporated by reference from the information contained in the section captioned "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS" in the Proxy Statement that will be delivered to our shareholders in connection with our March 2, 2010 Annual Meeting of Shareholders.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information, if any, required by Item 13 of Form 10-K is incorporated by reference from the information contained in the sections captioned "CORPORATE GOVERNANCE" and "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" in the Proxy Statement that will be delivered to our shareholders in connection with our March 2, 2010 Annual Meeting of Shareholders.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 of Form 10-K is incorporated by reference from the information contained in the section captioned "INDEPENDENT ACCOUNTANTS" in the Proxy Statement that will be delivered to our shareholders in connection with our March 2, 2010 Annual Meeting of Shareholders.

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
FOR EACH FISCAL YEAR IN THE THREE YEAR PERIOD
ENDED SEPTEMBER 30, 2009
(In Thousands)

	Balance at beginning of year	Reserves Acquired	Additions charged to costs and expenses	Payment or utilization	Balance at end of year

FY2009
Allowance for doubtful accounts	$-	$-	$81	$-	$81
Inventory reserve	978	-	223	(278)	923
Warranty reserve	219	-	513	(168)	564

FY2008
Allowance for doubtful accounts	$-	$-	$-	$-	$-
Inventory reserve	376	-	602	-	978
Warranty reserve	-	-	259	(40)	219

FY2007
Allowance for doubtful accounts	$-	$-	$-	$-	$-
Inventory reserve	259	-	117	-	376
Warranty reserve	-	-	-	-	-

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPOSITE TECHNOLOGY CORPORATION

/s/ Benton H Wilcoxon

Benton H Wilcoxon
Chief Executive Officer

Date:   December 14, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Benton H Wilcoxon

Benton H Wilcoxon
Chief Executive Officer and
Chairman (Principal Executive Officer)

Date:   December 14, 2009

/s/ Domonic J. Carney

Domonic J. Carney
Chief Financial Officer (Principal Financial and Accounting Officer)

Date:   December 14, 2009

/s/ D. Dean McCormick III

D. Dean McCormick III
Director

Date:   December 14, 2009

/s/ Michael D. McIntosh

Michael D. McIntosh
Director

Date:   December 14, 2009

/s/ John P. Mitola

John P. Mitola
Director

Date:   December 14, 2009

/s/ Michael Lee

Michael Lee
Director

Date:   December 14, 2009

EXHIBIT INDEX

Number	Description

2.1 (23)	Asset Purchase Agreement by and between Daewoo Shipbuilding & Marine Engineering Co. Ltd. and DeWind, Inc. and the Registrant dated as of August 10, 2009

2.2 (23)	Asset Purchase Agreement by and between Daewoo Shipbuilding & Marine Engineering Co. Ltd. and DeWind, Ltd. dated as of August 10, 2009

2.3 (24)
Amendment No. 1 dated as of September 4, 2009 to the Asset Purchase Agreement  by and between Daewoo Shipbuilding & Marine Engineering Co. Ltd. and DeWind, Inc. and the Registrant dated as of August 10, 2009 (1)

2.4 (24)	Amendment No. 1 dated as of September 4, 2009 by and between Daewoo Shipbuilding & Marine Engineering Co. Ltd. and DeWind, Ltd. dated as of August 10, 2009

3.1(1)	Articles of Incorporation of the Company

3.2(2)	Certificate of Amendment to Articles of Incorporation

3.2(3)	Bylaws of Composite Technology Corporation, as modified January 6, 2006

10.19(14)	Letter Agreement dated as of October 31, 2007 between the Registrant and John P Mitola

10.20(14)	Option Agreement dated as of October 31, 2007 between the Registrant and John P Mitola

10.21(15)	Factoring agreement by and between the Registrant and Bradley Rotter dated as of December 31, 2006

10.22(16)	Sales Agreement, effective as of January 30, 2008 by and between S&M CZ s.r.o. and DeWind Ltd. (English translation)

10.23(17)	Financing Agreement, effective as of May 5, 2008 by and between the Registrant and ACF CTC, L.L.C

10.24(17)	Form of Warrant

10.25(17)	Subscription Agreement, effective as of May 9, 2008 by and between the Registrant and Credit Suisse Securities (Europe) Ltd

10.26(17)	Call Option Deed by and between the Registrant and Credit Suisse Securities (Europe) Ltd.

10.26(18)	Subscription Agreement, effective as of June 26, 2008 by and between the Registrant and Credit Suisse Securities (Europe) Ltd

10.27(19)	Promotion Letter, executed on September 3, 2008, by and between Composite Technology Corporation and Robert Rugh.

10.28 (20)	Letter Agreement with Michael K. Lee

10.29 (20)	Option Agreement with Michael K. Lee

10.30 (21)	Form of 2002 Non-Qualified Stock Compensation Plan Master Option Agreement

10.31 (21)	Form of 2002 Non-Qualified Stock Compensation Plan Stock Option Notice of Modification and Reissuance

10.32 (21)	Form of 2008 Stock Option Plan Stock Option Grant Notice

10.33 (21)	Form of 2008 Stock Option Plan Master Option Agreement

10.34 (22)	Loan Agreement dated as of June 30, 2009

10.35 (22)	Promissory Note dated as of June 30, 2009

10.36 (22)	Form of Warrant to purchase common stock

10.37 (22)	Security Agreement dated as of June 30, 2009

10.38 (22)	Stock Pledge Agreement (including form of Irrevocable Proxy) dated as of June 30, 2009

10.39 (22)	Subsidiary Guaranty dated as of June 30, 2009

10.40 (22)	Grant of Security Interest in Trademarks between the Lender and the Company dated as of June 30, 2009

10.41 (22)	Grant of Security Interest in Patents between the Lender and CTC Cable Corporation dated as of June 30, 2009

10.42 (22)	Grant of Security Interest in Copyright between the Lender and CTC Cable Corporation dated as of June 30, 2009

10.43 (22)	Grant of Security Interest in Trademarks between the Lender and CTC Cable Corporation dated as of June 30, 2009

10.44 (22)	Grant of Security Interest in Patents between the Lender and DeWind, Inc. dated as of June 30, 2009

10.45 (24)	Escrow Agreement dated as of September 4, 2009 by and among Daewoo Shipbuilding & Marine Engineering Co. Ltd., DeWind, Inc., the Registrant and U.S. Bank National Association, as escrow agent

10.46 (24)	Trademark Assignment Agreement dated as of September 4, 2009 by and among the Registrant and DeWind Turbine Co., a wholly-owned subsidiary of DSME

23.1(25)	Consent of SingerLewak LLP

31.1(25)	Rule 13a-14(a) / 15d-14(a)(4) Certification of Chief Executive Officer

31.2(25)	Rule 13a-14(a) / 15d-14(a)(4) Certification of Chief Financial Officer

32.1(25)	Section 1350 Certification of Chief Executive Officer

32.2(25)	Section 1350 Certification of Chief Financial Officer

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

(16) Incorporated herein by reference to Form 8-K filed with the U.S. Securities and Exchange Commission on February 5, 2008.

(17) Incorporated herein by reference to Form 8-K filed with the U.S. Securities and Exchange Commission on May 9, 2008.

(18) Incorporated herein by reference to Form 8-K filed with the U.S. Securities and Exchange Commission on July 2, 2008.

(19) Incorporated herein by reference to Form 8-K filed with the U.S. Securities and Exchange Commission on September 9, 2008.

(20) Incorporated herein by reference to Form 8-K filed with the U.S. Securities and Exchange Commission on January 26, 2009

(21) Incorporated herein by reference to Form 8-K filed with the U.S. Securities and Exchange Commission on February 10, 2009

(22) Incorporated herein by reference to Form 8-K filed with the U.S. Securities and Exchange Commission on July 7, 2009

(23) Incorporated herein by reference to Form 8-K filed with the U.S. Securities and Exchange Commission on August 14, 2009

(24) Incorporated herein by reference to Form 8-K filed with the U.S. Securities and Exchange Commission on September 11, 2009

(25) Filed herewith.