Form 10-Q
period 2009-12-31
COMPOSITE TECHNOLOGY CORP
filed 2010-02-09
CIK 317477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of: February 9, 2010

CLASS	NUMBER OF SHARES OUTSTANDING
Common Stock, par value $0.001 per share	288,269,660 shares

COMPOSITE TECHNOLOGY CORPORATION
Form 10-Q for the Quarter ended December 31, 2009
Table of Contents

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

	December 31, 2009	September 30, 2009
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$13,924	$23,968
Restricted Cash, Current Portion (Note 2)	5,500	5,500
Accounts Receivable, net of reserve of $92 and $81	4,259	1,732
Inventory, net of reserve of $883 and $923	4,814	4,378
Prepaid Expenses and Other Current Assets	935	959
Current Assets of Discontinued Operations (Note 2)	2,723	2,522
Total Current Assets	32,155	39,059

Property and Equipment, net of accumulated depreciation of $3,798 and $3,766	3,091	3,214
Restricted Cash, Non-Current (Note 2)	11,679	11,675
Other Assets	880	891
TOTAL ASSETS	$47,805	$54,839

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts Payable and Other Accrued Liabilities	$7,153	$7,217
Deferred Revenues and Customer Advances	1,587	16
Warranty Provision	276	258
Notes Payable – Current, net of discount of $95 and $315	8,942	8,723
Derivative Liabilities – Current (Note 1)	12	—
Current Liabilities of Discontinued Operations (Note 2)	42,008	43,469
Total Current Liabilities	59,978	59,683

LONG-TERM LIABILITIES
Long Term Portion of Deferred Revenues	576	561
Long-Term Portion of Warranty Provision	278	306
Derivative Liabilities – Long-Term (Note 1)	784	—
Non-Current Liabilities of Discontinued Operations (Note 2)	1,334	1,120
Total Long-Term Liabilities	2,972	1,987
Total Liabilities	62,950	61,670

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY (DEFICIT)
Common Stock, $.001 par value 600,000,000 shares authorized 288,108,370 and 288,088,370 issued and outstanding	288	288
Additional Paid-in Capital	250,038	259,755
Accumulated Deficit	(265,471)	(266,874)
Total Shareholders’ (Deficit)	(15,145)	(6,831)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$47,805	$54,839

The accompanying notes are an integral part of these financial statements.

COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended December 31, 2009	Three Months Ended December 31, 2008

Revenue	$2,701	$4,360

Cost of Revenue	2,483	3,082
Gross Profit	218	1,278

OPERATING EXPENSES
Officer Compensation	569	743
General and Administrative	3,864	2,237
Research and Development	656	673
Sales and Marketing	1,137	1,289
Depreciation & Amortization	97	90
Total Operating Expenses	6,323	5,032
LOSS FROM OPERATIONS	(6,105)	(3,754)

OTHER INCOME / (EXPENSE)
Interest Expense	(893)	(458)
Interest Income	17	11
Other Expense	(265)	—
Change in Fair Value of Derivative Liabilities (Note 1)	774	—
Total Other Income / (Expense)	(367)	(447)

Loss from Continuing Operations before Income Taxes	(6,472)	(4,201)
Income Tax Expense	14	3
NET LOSS FROM CONTINUING OPERATIONS	(6,486)	(4,204)

Loss from Discontinued Operations, net of tax of $1 and $5 (Note 2)	(1,222)	(4,132)
NET LOSS	(7,708)	(8,336)

OTHER COMPREHENSIVE INCOME
Foreign Currency Translation Adjustment, net of tax of $0	—	1,026
COMPREHENSIVE LOSS	$(7,708)	$(7,310)

BASIC AND DILUTED LOSS PER SHARE
Loss per share from continuing operations	$(0.02)	$(0.02)
Loss per share from discontinued operations	$(0.01)	$(0.01)
TOTAL BASIC AND DILUTED LOSS PER SHARE	$(0.03)	$(0.03)
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING	288,101,848	287,988,370

The accompanying notes are an integral part of these financial statements.

COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended December 31, 2009	Three Months Ended December 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,708)	$(8,336)
Loss from discontinued operations	1,222	4,132
Adjustments to reconcile net loss to net cash used in operating activities:
Interest and deferred finance charge amortization related to detachable warrants and fixed conversion features	432	272
Depreciation & amortization	126	240
Share-based compensation	664	1,129
Amortization of prepaid expenses paid in stock	82	82
Issuance of warrants for services	57	22
Change in fair value of derivative liabilities	(774)	—
Bad debt expense (recovery)	(9)	—
Inventory reserve expense	336	171
Impairment on obsolete inventory	203	—
Loss on disposal of fixed assets	90	—
Changes in Assets / Liabilities:
Restricted cash	(4)	—
Accounts receivable	(2,518)	1,816
Inventory	(975)	(242)
Prepaids and other current assets	(105)	(40)
Other assets	14	66
Accounts payable and other accruals	(65)	(88)
Deferred revenue	1,586	339
Accrued warranty liability	(10)	(9)
Net assets/liabilities of discontinued operations	(2,601)	(10,470)
Cash used in operating activities – continuing operations	(9,957)	(10,916)
Cash used in operating activities – discontinued operations	—	(1,702)
Net cash used in operating activities	$(9,957)	$(12,618)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of property and equipment	$(94)	$(156)
Restricted cash	—	693
Cash provided by (used in) investing activities – continuing operations	(94)	537
Cash used in investing activities – discontinued operations	—	(768)
Net cash used in investing activities	$(94)	$(231)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from exercise of options	$7	$—
Cash provided by financing activities	$7	$—
Total net decrease in cash and cash equivalents	$(10,044)	$(12,849)
Cash and cash equivalents at beginning of period	23,968	23,085
Cash and cash equivalents at end of period	$13,924	$10,236

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
INTEREST PAID	$185	$191
INCOME TAX PAID	$7	$3

The accompanying notes are an integral part of these financial statements.

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

During the three months ended December 31, 2009, the Company:

Issued 300,000 warrants at an exercise price of $0.45 per share in settlement of a legal dispute.

During the three months ended December 31, 2008, the Company:

Issued 150,000 warrants at an exercise price of $0.96 per share in settlement of a disputed financing fee related to the May, 2008 debt financing.

Re-priced 200,000 $1.75 warrants, 200,000 $1.50 warrants, and 200,000 $1.25 warrants to a strike price of $0.75 per warrant for all three series of warrants. The Company recorded $22,000 to general and administrative expense for the re-pricing of these warrants.

COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Composite Technology Corporation (the “Company”), originally incorporated in Florida and reincorporated in Nevada, is an Irvine, CA based company that has operated in two segments, CTC Cable “Cable” and DeWind “Wind”.  As discussed below, in September 2009, the Company sold substantially all of its Wind segment, which sold wind turbines under the brand name DeWind. The Cable Segment sells high efficiency patented composite core electricity conductors known as "ACCC® conductor" for use in electric transmission and distribution lines. ACCC® conductor is commercially available in the United States and Canada through distribution and purchase agreements; in China through Far East Composite Cable; in Europe through Lamifil; in the Middle East through Midal Cable; and directly through CTC Cable worldwide.

BASIS OF PRESENTATION AND PRINCIPALS OF CONSOLIDATION

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required for complete financial statements. Interim information is unaudited, however, in the opinion of the Company's management, the accompanying unaudited, consolidated financial statements reflect all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation of the Company's interim financial information. These financial statements and notes should be read in conjunction with the audited consolidated financial statements of the Company included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2009, filed with the Securities and Exchange Commission (SEC) on December 14, 2009.

The financial statements include the accounts of the Company and its wholly-owned subsidiaries, the most significant of which is CTC Cable Corporation.

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

REVENUE RECOGNITION

Revenues are recognized based on guidance provided by the SEC. Accordingly, our general revenue recognition policy is to recognize revenue when there is persuasive evidence of an arrangement, the sales price is fixed or determinable, collection of the related receivable is reasonably assured, and delivery has occurred or services have been rendered.

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

CTC Cable sales for the three months ended December 31, 2009 and 2008 consisted of stranded ACCC® conductor and ACCC® hardware sold to end user utilities, sales of ACCC® conductor core and hardware sold to our Chinese distributor, and sales of ACCC® conductor core and ACCC® hardware to two of our stranding manufacturers. All ACCC® product related sales were recognized upon delivery of product and transfer of title. There is no right of return for sales of ACCC® conductor or ACCC® core to our Chinese distributor.  For ACCC® conductor product sales made directly by us and not through a manufacturer or distributor, through a third-party insurance company, we provide the option to purchase an extended warranty for periods up to five, seven or ten years. We allocate a portion of sales proceeds to the estimated fair value of the cost to provide such a warranty.  To date, most of our ACCC® related product sales have been without warranty coverage.

CONSULTING REVENUE. Consulting revenues are generally recognized as the consulting services are provided. We have entered into service contract agreements with electric utility and utility services companies that generally require us to provide engineering or design services, often in conjunction with current or future product sales. In return, we receive engineering service fees payable in cash.  For the three months ended December 31, 2009 and 2008, we recognized no consulting revenues.

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

WARRANTY PROVISIONS

Warranty provisions consist of the insured costs and liabilities associated with any post-sales associated with our ACCC® conductor and related hardware parts.

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

-
the assumptions used to calculate fair value of our share-based compensation and derivative liabilities, primarily the volatility component of the Black-Scholes-Merton option-pricing model used to value our warrants and our employee and non-employee options. This estimate relies upon the past volatility of our share price over time as well as the estimate of the option life.

-
goodwill and intangible valuation. These estimates rely primarily on financial models reviewed by senior management which incorporate business assumptions made by management on the underlying products and technologies acquired and the likelihood that the values assigned during the initial valuations will be recoverable over time through increased revenues, profits, and enterprise value. Currently, we have no reportable goodwill or intangible assets.

-
the estimates and assumptions used to determine the settlement of certain accounts related to the sale of the DeWind assets for which a final accounting has not been completed and which may result in the increase or decrease of asset reserves or increase or decrease of accrued liabilities, principally penalty payments, interest, and other costs associated with the turbine parts suppliers for DeWind turbine parts. See related discussion at Note 2.

DERIVATIVE FINANCIAL INSTRUMENTS

The Company issues financial instruments in the form of stock options and stock warrants, and debt conversion features as part of its convertible debt issuances. The Company has not issued any derivative instruments for hedging purposes since its inception. The Company uses the specific guidance and disclosure requirements provided in US GAAP. Generally, freestanding derivative contracts where settlement is required by physical share settlement or in net share settlement; or where the Company has a choice of share or net cash settlement are accounted for as equity. Contracts where settlement is in cash or where the counterparty may choose cash settlement are accounted for as a liability. Under current US GAAP, certain of our warrants and debt conversion features are subject to liability accounting treatment (see discussion below under “Derivative Liabilities”), while our stock options are considered indexed to the Company’s stock and are accounted for as equity.

The values of the financial instruments are estimated using the Black-Scholes-Merton (Black-Scholes) option-pricing model. Key assumptions used to value options and warrants granted or issued are as follows (only warrants were issued in 2008):

	Three Months Ended
	December 31,
	2009	2008
Risk Free Rate of Return	0.82-2.30%	1.61-1.89%
Volatility	96-108%	75-86%
Dividend yield	0%	0%
Expected life	2-5 yrs	2-2.6 yrs

Derivative Liabilities and Change in Accounting Principle

Our derivative liabilities include fair value based warrant liabilities and debt conversion features pursuant to US GAAP applied to the terms of the underlying agreements. The Company issues warrants to purchase common shares of the Company as additional incentive for investors who purchase unregistered, restricted common stock or convertible debentures. The fair value of certain warrants issued and debt conversion features in conjunction with financing events are recorded as a discount for debt issuances. Certain warrant agreements and debt conversion arrangements include provisions that require us to record them as a liability, at fair value, pursuant to Financial Accounting Standards Board (FASB) accounting rules, including certain provisions designed to protect a holder’s position from being diluted. The derivative liabilities are marked-to-market each reporting period and changes in fair value are recorded as a non-operating gain or loss in our consolidated statement of operations, until they are completely settled or expire. The fair value of the warrants and debt conversion features are determined each reporting period using the Black-Scholes valuation model, using inputs and assumptions consistent with those used in our estimate of fair value of employee stock options, except that the remaining contractual life of the warrant is used.  Such fair value is affected by changes in inputs to that model including our stock price, expected stock price volatility, interest rates and expected term.  Refer to “Fair Value Measurements” below in Note 1 for additional derivative liabilities disclosures.

For the three months ended December 31, 2009, we recognized gains of $774,000 related to the revaluation of our derivative liabilities.  The 2009 revaluation gains resulted mainly from the decrease in our stock price from the prior quarter.

In connection with the warrants issued to investors as discussed above, the Company has issued warrants to compensate for financing fees and other service fees incurred.  Such compensatory warrants are recorded at fair value in the same manner as non-compensatory warrants, however, the recognized expense is offset to additional paid-in-capital.  Such warrants are considered equity transactions in accordance with US GAAP.  Additionally, warrants issued without anti-dilution provisions are generally considered equity transactions in accordance with US GAAP. All of our outstanding warrants including those subject to liability accounting treatment are further discussed in Note 8.

Change in Accounting Principle

Prior to fiscal 2010, the Company accounted for all warrants issued in conjunction with financing events as equity in accordance with existing US GAAP.

On October 1, 2009, the Company adopted new FASB rules related to determining whether an instrument (or embedded feature) is indexed to an entity’s own stock.  Existing accounting for derivatives and hedging activities specifies that a contract that would otherwise meet the definition of a derivative, but is both (a) indexed to the Company’s own stock and (b) classified in shareholders’ equity, would not be considered a derivative financial instrument.  The new rules provide a two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the existing scope exception.  In accordance with the new rules, management evaluated outstanding instruments as of October 1, 2009 and determined all warrants and debt conversion arrangements with anti-dilution provisions issued in conjunction with financing events, that are not considered compensatory, are not indexed to our stock and therefore are to be recorded as liabilities at fair value and marked-to-market through earnings.  Accordingly, as of October 1, 2009, we have adjusted the opening balance of accumulated deficit to effect this change in accounting principle as follows:

(Unaudited, In Thousands)	October 1, 2009
Accumulated Deficit	$(266,874)
Cumulative Effect of the Change (A)	9,111
Accumulated Deficit, as adjusted	$(257,763)

(A)
The cumulative effect of the change to our Accumulated Deficit was derived from recognizing mark-to-market fair value revaluation adjustments to the applicable warrants and debt conversion features from the original issuance dates through October 1, 2009, in the net gain amount of $19,284,000.  Additionally, the cumulative effect includes recognition of interest expense from amortization of the debt discount recorded from the initial valuation of the debt conversion features through October 1, 2009, in the amount of $10,173,000.

Additionally, on October 1, 2009, the opening balance of Additional Paid-in Capital includes a reclassification adjustment to Derivative Liabilities in the amount of $10,514,000, which represents the aggregate original warrant fair value previously recorded to equity.

Refer to “Fair Value Measurements” below in Note 1 for additional derivative liabilities disclosures.

Share-Based Compensation

US GAAP requires that compensation cost relating to share-based payment arrangements be recognized in the financial statements. US GAAP requires measurement of compensation cost for all share-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options is determined using the Black-Scholes valuation model. Such fair value is recognized as expense over the service period, net of estimated forfeitures.

US GAAP requires that equity instruments issued to non-employees in exchange for services be valued at the more accurate of the fair value of the services provided, or the fair value of the equity instruments issued. For equity instruments issued that are subject to a required service period, the expense associated with the equity instruments is recorded as the instruments vest or the services are provided. The Company has granted options and warrants to non-employees and recorded the fair value of these equity instruments on the date of issuance using the Black-Scholes valuation model, for options and warrants not subject to vesting terms. For non-employee option and warrant grants subject to vesting terms, vested shares are recorded at fair value using the Black-Scholes valuation model and the associated expense is recorded simultaneously or as the services are provided. The Company has granted stock to non-employees for services and values the stock at the more reliable of the market value on the date of issuance or the value of the services provided. For stock grants subject to vesting or service requirements, expenses are deferred and recognized over the more appropriate of the vesting period, or as services are provided.

SEC guidance requires share-based compensation to be classified in the same expense line items as cash compensation.  Additionally,  the SEC issued guidance regarding the use of a "simplified" method in developing an estimate of expected term of "plain vanilla" share options in accordance with US GAAP rules. The Staff indicated that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. The Staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies; however, the Staff continues to accept, under certain circumstances, the use of the simplified method. The Company currently uses the simplified method for “plain vanilla” share options and warrants.

Additional information about share-based compensation is disclosed in Note 9.

Convertible Debt

Convertible debt is accounted for under specific guidelines established in US GAAP. The Company records a beneficial conversion feature (BCF) related to the issuance of convertible debt that have conversion features at fixed or adjustable rates that are in-the-money when issued and records the fair value of warrants issued with those instruments. The BCF for the convertible instruments is recognized and measured by allocating a portion of the proceeds to warrants and as a reduction to the carrying amount of the convertible instrument equal to the intrinsic value of the conversion features, both of which are credited to paid-in-capital or liabilities as appropriate. The Company calculates the fair value of warrants issued with the convertible instruments using the Black-Scholes valuation method, using the same assumptions used for valuing employee options, except that the contractual life of the warrant is used. Upon each issuance, the Company evaluates the variable conversion features and determines the appropriate accounting treatment as either equity or liability, in accordance with US GAAP. The Company first allocates the value of the proceeds received to the convertible instrument and any other detachable instruments (such as detachable warrants) on a relative fair value basis and then determines the amount of any BCF based on effective conversion price to measure the intrinsic value, if any, of the embedded conversion option. Using the effective yield method, the allocated fair value is recorded as a debt discount or premium and is amortized over the expected term of the convertible debt to interest expense. For a conversion price change of a convertible debt issue, the additional intrinsic value of the debt conversion feature, calculated as the number of additional shares issuable due to a conversion price change multiplied by the previous conversion price, is recorded as additional debt discount and amortized over the remaining life of the debt.  The accounting for debt conversion features subject to liability treatment are further discussed above in “Derivative Liabilities”.

US GAAP rules specify that a contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with US GAAP contingency rules. The contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with said rules, pursuant to which a contingent obligation must be accrued only if it is more likely than not to occur. Historically, the Company has not been required to accrue any contingent liabilities in this regard.

CASH AND CASH EQUIVALENTS

For the purpose of the statements of cash flows, the Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

RESTRICTED CASH

Restricted cash represents cash on deposit under control of the Company that secures standby letters of credit and other payment guarantees for certain vendors.  Restricted cash balances, comprised of cash held in escrow in connection with the sale of DeWind as discussed in Note 2, were $17,179,000 and $17,175,000 at December 31, 2009 and September 30, 2009, respectively.  During the quarter ended December 31, 2009, we reported an additional $4,000 from interest income, in accordance with the escrow agreement.

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

PROPERTY AND EQUIPMENT

Property is stated at the lower of cost or realizable value, net of accumulated depreciation. Additions and improvements to property and equipment are capitalized at cost. Designated project costs are capitalized to construction-in-progress as incurred. Depreciation of production equipment is computed using the units-of-production method based on estimated useful lives of specific production machinery and equipment and the related units estimated to be produced over periods ranging from ten to twenty years.  Depreciation for all other assets is computed using the straight-line method based on estimated useful lives of the assets which range from three to ten years. Leasehold improvements and leased assets are amortized or depreciated over the lesser of estimated useful lives or lease terms, as appropriate. Property is periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Expenditures for maintenance and repairs are charged to operations as incurred while renewals and betterments are capitalized. Gains or losses on the sale of property and equipment are reflected in the statements of operations.

Change in Accounting Estimate

Effective on October 1, 2009, the Company changed its method of depreciation for production machinery and equipment from the straight-line method to the units-of-production method as described above.  In accordance with US GAAP, the Company has accounted for this change in accounting estimate prospectively beginning in the quarter ended December 31, 2009.  For the three months ended December 31, 2009, the change in our method of depreciating production machinery and equipment resulted in lowering depreciation expense, Net Loss from Continuing Operations and Net Loss by $49,000.  For the three months ended December 31, 2009, basic and diluted earnings per share from continuing operations and net loss were not affected.  See Note 5 for additional information.

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

We did not recognize any impairment charges during the three months ended December 31, 2009 and 2008, respectively.

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

Level 1 - Quoted prices in active markets for identical assets or liabilities, and identical liabilities when traded as an asset in an active market when no adjustments to the quoted price of the asset are required.
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

As of December 31, 2009, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis. The fair value of these assets was determined using the following inputs:

(Unaudited, In Thousands)
Description	Total	Level 1	Level 2	Level 3
Certificates of deposit (1)	$61	$61	$—	$—
Restricted cash (Note 2)	17,179	17,179	—	—
Total assets	$17,240	$17,240	$—	$—

Derivative liabilities	$796	$—	$—	$796

(1)	Short-term certificates of deposit are included in cash and cash equivalents in our consolidated balance sheet.

Financial instruments classified as Level 3 in the fair value hierarchy as of December 31, 2009 include derivative liabilities resulting from recent financing transactions. In accordance with current accounting rules, the derivative liabilities are being marked-to-market each quarter-end until they are completely settled. The derivative liabilities are valued using the Black-Scholes valuation model, using both observable and unobservable inputs and assumptions consistent with those used in our estimate of fair value of employee stock options. See “Derivative Liabilities” above in Note 1.

The following table summarizes our fair value measurements using significant Level 3 inputs, and changes therein, for the three months ended December 31, 2009:

(Unaudited, In Thousands)	Level 3 Derivative Liabilities
Balance as of October 1, 2009	$1,570
Transfers in/out of Level 3	—
Initial valuation of derivative liabilities	—
Change in fair value of derivative liabilities	(774)
Balance as of December 31, 2009	$796

At December 31, 2009 and September 30, 2009, the Company held no assets or liabilities that are measured at fair value on a non-recurring basis.

FAIR VALUE INFORMATION ABOUT FINANCIAL INSTRUMENTS

US GAAP regarding fair value disclosures of financial instruments requires disclosure of fair value information about certain financial instruments for which it is practical to estimate that value. The carrying amounts reported in our balance sheet for cash, cash equivalents, accounts receivable, accounts payable, notes and convertible notes approximate fair value due to the short maturity of these financial instruments. Derivative liabilities are reported at fair value as discussed above. Considerable judgment is required to develop such estimates of fair value. Accordingly, such estimates would not necessarily be indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair amounts.

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

In connection with the sale of DeWind and resulting discontinued operations (see Note 2), our Consolidated Statement of Operations and Comprehensive Loss for the year ended September 30, 2009 included a reclassification adjustment of the accumulated foreign currency translation adjustments for DeWind through September 4, 2009 (date of sale), to recognize the accumulated adjustments as a component of the loss from discontinued operations within net loss. Since inception, other comprehensive income (loss) had been derived from DeWind foreign currency translation adjustments. For the three months ended December 31, 2009, other comprehensive income in the amount of $534,000, derived from DeWind foreign currency translations adjustments, has been recognized and included as a component of the loss from discontinued operations within net loss.

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

During the three months ended December 31, 2009 and 2008, we recorded start-up expenses in the approximate amount of $142,000 and $0, respectively, which are included in general and administrative expenses.  Our start-up activities related to professional fees for organization costs incurred.

DEFINED CONTRIBUTION PLAN

The Company maintains a 401(k) plan covering substantially all of its employees who are at least 21 years old with 1,000 hours of service.  Such employees are eligible to contribute a percentage of their annual eligible compensation and receive discretionary Company matching contributions.  Discretionary Company matching contributions are determined by the Board of Directors and may be in the form of cash or Company stock.  To date, the Company has not made any matching contributions in either cash or Company stock. There were no changes to the 401 (k) plan during the quarter ended December 31, 2009.

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

The Company files consolidated tax returns in the United States Federal jurisdiction and in California as well as foreign jurisdictions including Germany and the United Kingdom. The Company is no longer subject to US Federal income tax examinations for fiscal years before 2006, is no longer subject to state and local income tax examinations by tax authorities for fiscal years before 2001, and is no longer subject to foreign examinations before 2006.

During fiscal 2008, the Company’s federal returns were selected for examination by the Internal Revenue Service (IRS) for prior fiscals years ended September 30, 2001 through 2005, all years in which net losses were reported and filed.  The examination has been completed and the Company received a preliminary determination of adjustment from the IRS. As of December 31, 2009, the IRS has proposed certain preliminary adjustments related to payroll tax returns filed during the period under audit. No adjustments were proposed in connection with our previously filed federal income tax returns. Based on the IRS findings, the Company has recorded a payroll tax liability in the amount of $1,008,000, included as a component of Accounts Payable and Accrued Liabilities (see Note 6), which was allocated to General and Administrative Expense ($560,000), Interest Expense ($277,000) and Other Expense from penalties ($171,000).  Payments relating to the assessment arising from the 2001 through 2005 audits will not be made until a final agreement is reached between the Company and the IRS on such assessments or upon a final resolution resulting from the administrative appeals process or judicial action.  Final determination of adjustment is expected to be received from the IRS during the second quarter ending March 31, 2010.

The Company recognizes potential accrued interest and penalties related to uncertain tax positions in income tax expense, as appropriate. During the three months ended December 31, 2009 and 2008, the Company did not recognize any amount of income tax expense from potential interest and penalties associated with uncertain tax positions.

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

The following common stock equivalents were excluded from the calculation of diluted loss per share for the three months ended December 31, 2009 and 2008 since their effect would have been anti-dilutive:

(Unaudited)	December 31,
	2009	2008
Options for common stock	27,916,797	25,099,270
Warrants for common stock	23,014,649	24,115,406
Convertible Debentures, if converted	9,128,566	9,037,280
	60,060,012	58,251,956

RECLASSIFICATIONS

Certain prior year balances have been reclassified to conform to the current period presentation. Additionally, as discussed in Note 2, we have classified all operations of our former DeWind segment as discontinued operations.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued new rules related to accounting for transfers of financial assets. These new rules were incorporated into the Accounting Standards Codification in December 2009 as discussed in FASB Accounting Standards Update (ASU) No. 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets. The new rules amend various provisions related to accounting for transfers and servicing of financial assets and extinguishments of liabilities, by removing the concept of a qualifying special-purpose entity and removes the exception from applying FASB rules related to variable interest entities that are qualifying special-purpose entities; limits the circumstances in which a transferor derecognizes a portion or component of a financial asset; defines a participating interest; requires a transferor to recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer accounted for as a sale; and requires enhanced disclosure; among others. The new rules become effective for the Company on October 1, 2010, earlier application is prohibited. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.

In June 2009, the FASB issued new rules to amend certain accounting for variable interest entities (VIE). These new rules were incorporated into the Accounting Standards Codification in December 2009 as discussed in FASB ASU No. 2009-17, Consolidation (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. The new rules require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE; to eliminate the quantitative approach previously required for determining the primary beneficiary of a VIE; to add an additional reconsideration event for determining whether an entity is a VIE when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance; and to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a VIE. The new rules become effective for the Company on October 1, 2010, earlier application is prohibited.  The adoption of this standard is not expected to have a material impact on our consolidated financial statements.

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

In January 2010, FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures About Fair Value Measurements. The ASU requires new disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation of disclosed assets and liabilities, and about inputs and valuation techniques used to measure fair value for both recurring and nonrecurring fair value measurements that fall in either Level 2 or Level 3.  The new disclosures and clarifications of existing disclosures are effective for the Company’s second quarter ending March 31, 2010, except for the disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements, which are effective for the Company’s first quarter of fiscal year 2012.  Other than requiring additional disclosures, the adoption of this new guidance will not have a material impact on our consolidated financial statements.

Significant recent accounting policies adopted or implemented during the three months ended December 31, 2009

On October 1, 2009, we adopted a new FASB rule that revises existing business combination rules.  The new rule requires most identifiable assets, liabilities, non-controlling interests, and goodwill acquired in a business combination to be recorded at “full fair value.” The new rule applies to all business combinations, including combinations among mutual entities and combinations by contract alone. Additionally, all business combinations will be accounted for by applying the acquisition method. The new rule was effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this standard did not have an impact on our consolidated financial statements.

On October 1, 2009, we adopted new FASB rules related to accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies. The new rules apply to all assets acquired and liabilities assumed in a business combination that arise from certain contingencies as defined by the FASB and requires (i) an acquirer to recognize at fair value, at the acquisition date, an asset acquired or liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period, otherwise the asset or liability should be recognized at the acquisition date if certain defined criteria are met; (ii) contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be recognized initially at fair value; (iii) subsequent measurements of assets and liabilities arising from contingencies be based on a systematic and rational method depending on their nature and contingent consideration arrangements be measured subsequently; and (iv) disclosures of the amounts and measurement basis of such assets and liabilities and the nature of the contingencies. The new rules were effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this standard did not have an impact on our consolidated financial statements.

On October 1, 2009, we adopted new FASB rules related to determining the useful life of intangible assets.  The new rules amend the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under existing FASB rules for goodwill and other intangible assets. This change is intended to improve the consistency between the useful life of a recognized intangible asset outside a business combination and the period of expected cash flows used to measure the fair value of an intangible asset in a business combination.  The new rules were effective for the financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible recognized as of, and subsequent to, the effective date.  The adoption of this standard did not have an impact on our consolidated financial statements.

On October 1, 2009, we adopted a new FASB rule related to non-controlling interests in consolidated financial statements. The new rule requires the ownership interests in subsidiaries held by parties other than the parent to be treated as a separate component of equity and be clearly identified, labeled, and presented in the consolidated financial statements. The new rule was effective for fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years. Earlier adoption was prohibited. The adoption of this standard did not have an impact on our consolidated financial statements.  On October 1, 2009, we also adopted related guidance, FASB ASU No. 2010-2, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification, which amended certain provisions of the preceding new guidance for non-controlling interests and changes in ownership interests of a subsidiary, specifically related to an entity that experiences a decrease in ownership in a subsidiary.  The new guidance clarifies the scope of the decrease in ownership provisions.  The adoption of this standard did not have an impact on our consolidated financial statements.

On October 1, 2009, we adopted new FASB rules related to determining whether an instrument (or embedded feature) is indexed to an entity’s own stock.  Existing accounting for derivatives and hedging activities, specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in shareholders’ equity in the statement of financial position would not be considered a derivative financial instrument.  The new rules provide a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the existing scope exception.  The new rules were effective for the first annual reporting period beginning after December 15, 2008, and early adoption is prohibited.  The adoption of this new standard caused a change in our accounting principles, as discussed above in Note 1 “Derivative Liabilities and Change in Accounting Principle”.

On October 1, 2009, we adopted the FASB ASU No. 2009-5, Fair Value Measurements and Disclosures (Topic 820)—Measuring Liabilities at Fair Value, which changed the fair value accounting for liabilities. These changes clarify existing guidance that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value using either a valuation technique that uses a quoted price of either a similar liability or a quoted price of an identical or similar liability when traded as an asset, or another valuation technique that is consistent with the principles of fair value measurements, such as an income approach (e.g., present value technique) or a market approach. This guidance also states that both a quoted price in an active market for the identical liability and a quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required, are Level 1 fair value measurements. The adoption of this ASU did not have an impact on our consolidated financial statements.

NOTE 2 – DISCONTINUED OPERATIONS AND SALE OF DEWIND

As of December 31, 2009, all operations of our former DeWind segment have been classified as discontinued operations.

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

The sale of DeWind was valued at $49.5 million in cash.  The Company received approximately $32.3 million in cash with $17.2 million in cash escrowed to cover certain contingent liabilities.  Of the escrowed cash, $5.5 million is expected to be released within one year after the achievement of certain milestones and $11.7 million is expected to be released over time periods that may be as late as 2012 under certain conditions. The purchase price is further subject to adjustment based on delivery of the value of the assets transferred net of liabilities assumed.   The Company has placed the $17.2 million in cash in escrow to indemnify the buyer if claims are made against them by third parties and those claims are determined to be valid and enforceable.  Our intention is to vigorously defend against any such claims should they occur.  Defense of such claims may result in additional costs to maintain the Company’s interest in the restricted cash or to limit potential liability.  In the event that claims are successful, the balance payable to the buyer may include all, part, or cash amounts in excess of the $17.2 million escrowed, including potentially an additional $17.7 million up to a total of $34.9 million under certain conditions, which are not expected by the Company.  If such claims are successfully made, this would result in additional losses on the DeWind sale transaction and could require a substantial refund of the proceeds received.  The Company believes the $17.2 million in escrow will be released per the terms of the agreement.  Accordingly, at December 31, 2009, we have classified the $17.2 million held in escrow as restricted cash, with $5.5 million as current and $11.7 million as long-term.

The consolidated assets and liabilities of our former DeWind segment have been classified on the balance sheet as Net Liabilities of Discontinued Operations.  The asset and liabilities comprising the balances, as classified in our balance sheets, consist of:

(In Thousands)	December 31, 2009	September 30, 2009
	(unaudited)
ASSETS
Accounts Receivable, net	$2,408		$2,461
Prepaid Expenses and Other Current Assets	315		61
TOTAL ASSETS	$2,723		$2,522

LIABILITIES
Accounts Payable and Other Accrued Liabilities	$38,221		$39,356
Deferred Revenues and Customer Advances	2,785		2,869
Warranty Provision	1,002		1,244
Total Current Liabilities	42,008		43,469
Long-Term Portion of Warranty Provision	1,334		1,120
Total Liabilities	43,342		44,589

Net Liabilities of Discontinued Operations	$ (40,619)	$	(42,067)

Except for former intercompany loans, significantly all of the assets and liabilities of the discontinued operations pertain to activities outside of the United States, primarily for turbines sold and installed in Europe and South America and technology licenses to Chinese customers. At December 31, 2009 and September 30, 2009, included above in Accounts Payable and Other Accrued Liabilities are net payables related to formerly consolidated, now insolvent European subsidiaries of approximately $22 million and $22 million, respectively, substantially all of which has been assigned by the insolvency receiver to a third party. As of December 31, 2009, the net payables from insolvent subsidiaries are comprised of assets in the amount of $8 million and liabilities in the amount of $30 million. We did not receive an update from the insolvency receiver related to the assets and liabilities for the insolvent subsidiaries during the quarter ended December 31, 2009.

The consolidated net loss from operations of our former DeWind segment has been classified on the statements of operations and comprehensive loss, as Loss from Discontinued Operations. Summarized results of discontinued operations are as follows:

	Three Months Ended December 31,
(Unaudited, In Thousands)	2009	2008
Revenues	$309	$6,058
Cost of Revenues	790	5,813
Operating Expenses	1,283	4,444
Other Income	(543)	(72)
Income Tax Expense	1	5
Loss from Discontinued Operations	$(1,222)	$(4,132)

Since September 4, 2009, the Company has had no continuing involvement with our former DeWind segment; any subsequent cash flows are directly related to the liquidation of the remaining assets and liabilities.  No corporate overhead has been allocated to discontinued operations.

NOTE 3 - ACCOUNTS RECEIVABLE

Accounts receivable, net consists of the following:

(In Thousands)	December 31, 2009	September 30, 2009
	(unaudited)
Cable Receivables	$4,351	$1,813
Reserves	(92)	(81)
Net Accounts Receivable	$4,259	$1,732

During the quarter ended December 31, 2009, we recognized large sales from two North American customers and one South American customer, which significantly increased our cable receivables balance at December 31, 2009.

NOTE 4 – INVENTORY

Inventories consist of the following:

(In Thousands)	December 31, 2009	September 30, 2009
	(unaudited)
Raw Materials	$2,038	$2,040
Work-in-Progress	—	—
Finished Goods	3,659	3,261
Gross Inventory	5,697	5,301
Reserves	(883)	(923)
Net Inventory	$4,814	$4,378

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

(In Thousands)	Estimated Useful Lives	December 31, 2009	September 30, 2009
		(unaudited)
Office Furniture and Equipment	3-10 yrs	$953	$936
Production Equipment	10-20 yrs	5,179	4,994
Construction-in-Progress	—	—	302
Leasehold Improvements	Lesser of lease term or 7 yrs	757	748
Total Property		6,889	6,980
Accumulated Depreciation		(3,798)	(3,766)
Property and Equipment, net		$3,091	$3,214

Depreciation expense was $126,000 and $240,000, for the three months ended December 31, 2009 and 2008, respectively.  During the quarter ended December 31, 2009, the Company changed its method of depreciating Production Equipment, which included applying an estimated useful life of 10-20 years as compared to a range of 3-10 years applied in prior periods.  Refer to discussion in Note 1 “Property and Equipment – Change in Accounting Estimate”.

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following:

(In Thousands)	December 31, 2009	September 30, 2009
	(unaudited)
Trade Payables	$3,334	$4,179
Accrued Commissions	635	667
Accrued Insurance	53	441
Accrued Payroll and Payroll Related	805	541
Accrued Payroll Tax Liability (A)	1,008	—
Accrued Interest	183	183
Deferred Rents	114	133
Accrued Sales Tax	128	128
Accrued Other	893	945
Total Accounts Payable and Accrued Liabilities	$7,153	$7,217

(A)	During the quarter ended December 31 2009, the Company accrued a payroll tax liability as a result of an IRS audit (see “Income Taxes” in Note 1 for additional information).

NOTE 7 – DEFERRED REVENUES AND CUSTOMER ADVANCES

The Company records all cash proceeds received from customers on orders and extended warranties, as opted by the customer, to deferred revenues and customer advances until such time as the revenue cycle is completed and the amounts are recognized into revenues.  Deferred revenues and customer advances consist of the following:

(In Thousands)	December 31, 2009	September 30, 2009
	(unaudited)
Deferred Revenues	$2,163	$563
Customer Advances	—	14
Total Deferred Revenues and Customer Advances	2,163	577
Less amount classified in current liabilities	1,587	16
Long-term Deferred Revenues	$576	$561

Long-term deferred revenue is comprised of long-term extended warranties.

NOTE 8 – SHAREHOLDERS’ EQUITY (DEFICIT)

COMMON STOCK

The following issuances of common stock were made during the quarter ended December 31, 2009:

CASH

During the quarter ended December 31, 2009 the Company received $7,000 in cash from the exercise of 20,000 consultant options.

WARRANTS

The Company issues warrants to purchase common shares of the Company either as compensation for consulting services, or as additional incentive for investors who purchase unregistered, restricted common stock or Convertible Debentures. The value of warrants issued for compensation is accounted for as a non-cash expense to the Company at the fair value of the warrants issued. The value of warrants issued in conjunction with financing events is either a reduction in paid in capital for common stock issuances or as a discount for debt issuances. The Company values the warrants at fair value as calculated by using the Black-Scholes option-pricing model.  See Note 1 “Derivative Liabilities” for additional warrants accounting and disclosure.

The following table summarizes the Warrant activity for the three months ended December 31, 2009:

(Unaudited)	Number of Warrants	Weighted-Average Exercise Price
Outstanding, September 30, 2009	22,934,649	$0.95
Granted	300,000	0.45
Exercised	—	—
Cancelled	(220,000)	1.10
OUTSTANDING, December 31, 2009	23,014,649	$0.94

EXERCISABLE, December 31, 2009	23,014,649	$0.94

On November 13, 2009 we issued 300,000 warrants with a strike price of $0.45 per warrant and a two-year life in settlement of a legal dispute.  We valued the warrants at $57,000 using the Black-Scholes-Merton option pricing model and the following assumptions:
Dividend rate = 0%
Risk free return of 0.82%
Volatility of 108%
Market price of $0.37 per share
Maturity of 2 years

Management has reviewed and assessed the warrants issued during the three months ended December 31, 2009 and determined that they do not qualify for treatment as derivatives under applicable US GAAP rules.

NOTE 9 – EQUITY BASED COMPENSATION

The Company historically has issued equity based compensation in the form of stock options to its employees and consultants via option grants. The Company uses the guidelines of the FASB which require fair value calculations of the grant and recognition of the cost of employee services received in exchange for the award over the period the employee is required to perform the services.

The values of the financial instruments are estimated using the Black-Scholes option-pricing model. Key assumptions used during the three months ended December 31, 2009 and 2008 to value options granted are as follows:

	Three Months Ended
	December 31,
	2009	2008
Risk Free Rate of Return	2.18-2.30%	n/a
Volatility	96%	n/a
Dividend yield	0%	n/a
Expected life	5 years	n/a

Our computation of expected volatility for the three months ended December 31, 2009 is based on historical volatility over the expected life of the options granted. Our computation of expected life is based on historical exercise patterns pursuant to SEC guidelines. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

Share-based compensation included in the results of operations for the three months ended December 31, 2009 and 2008 is as follows:

(Unaudited, In Thousands)	Three Months Ended December 31,
	2009	2008
Cost of Product Sold	$18	$16
Officer Compensation	327	492
Selling and marketing	85	237
Research and development	52	167
General and administrative	182	217
Totals	$664	$1,129

The Company recorded $69,000 and $423,000 of equity-based compensation into discontinued operations for the quarters ended December 31, 2009 and 2008 respectively.

As of December 31, 2009, there was $4.3 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements related to stock options. The costs are expected to be recognized over a weighted-average period of 1.6 years.  For options that vest on a quarterly basis, the actual vesting is used to calculate the compensation expense.  For options vesting on other than a quarterly basis, an estimate of the forfeiture rate, between 0% and 15%, is used to calculate the expense, which is then trued-up on each vesting occurrence.

Significantly all of our existing options are subject to time of service vesting. Our stock options vest either on an annual or a quarterly basis for options subject to time of service vesting or for specific performance for option vesting tied to performance criteria. For the remainder of fiscal 2010, we expect share-based compensation expense related to employee stock options, of approximately $2,000,000 before income taxes. Such amounts may change as a result of additional grants, forfeitures, modifications in assumptions and other factors.

Certain options granted under the 2008 Plan may be exercised at any time for restricted stock of the Company if not otherwise prohibited by the Company’s Board of Directors.  Any 2008 Plan option exercises for unvested options have restricted stock issued that is earned according to the terms of the option agreement that gave rise to the restricted stock issuance.  The Company has the right, but not the obligation, to repurchase restricted stock that is unearned as of the date of any optionee’s termination.  As of December 31, 2009 all of the 2008 Plan option grants were exercisable. To date, no restricted stock has been issued under the 2008 Plan.  Of the 2008 plan options exercisable, 3,351,712 options were vested and exercisable into unrestricted stock.

The following table summarizes the Stock Plan stock option activity as of December 31, 2009:

(Unaudited)	2002 Plan Number of Options	2008 Plan Number of Options	Total Number of Options	Average Exercise Price
Outstanding, September 30, 2009	16,212,156	9,688,808	25,900,964	$0.35
Granted	—	2,140,000	2,140,000	0.35
Exercised	(20,000)	—	(20,000)	0.35
Cancelled	(27,916)	(76,251)	(104,167)	0.35
Outstanding, December 31, 2009	16,164,240	11,752,557	27,916,797	$0.35

Exercisable , December 31, 2009	14,545,142	11,752,557	26,297,699	$0.35

The weighted-average remaining contractual life of the options outstanding at December 31, 2009 was 6.5 years. The exercise prices of the options outstanding at December 31, 2009 ranged from $0.25 to $1.00, and information relating to these options is as follows (unaudited):

Range of Exercise Prices	Stock Options Outstanding	Stock Options Exercisable	Weighted Average Remaining Contractual Life in years	Weighted Average Exercise Price of Options Outstanding	Weighted Average Exercise Price of Options Exercisable
$0.25-0.34	728,000	728,000	7.0	$0.25	$0.25
$0.35-$0.49	27,159,397	25,540,299	6.5	$0.35	$0.35
$1.00-$1.49	29,400	29,400	1.1	$1.00	$1.00
Total	27,916,797	26,297,699

NOTE 10 – LITIGATION

DeWind Ltd.v. FKI Plc. and FKI Engineering Ltd.

On October 30, 2009 the Company’s wholly owned subsidiary, DeWind Ltd., filed an action for negative declaration in the Court of Lubeck, Germany against FKI (Case No. 23568 Lubeck) to set the value of the intellectual property of DeWind GmbH that had been transferred to DeWind Ltd. in August, 2008 and to verify the propriety of the transfer.  The intellectual property had been transferred under the terms of a DeWind intercompany agreement for 500,000 Euros ($698,000 at January 29, 2010 exchange rates) prior to the DeWind GmbH insolvency filing.  FKI claims the value of the intellectual property is significantly higher and as a result, that the transfer was improperly conducted.  The Company believes that fair market value was paid for this intellectual property.  FKI was formally served in November, 2009 on this negative declaratory relief action.  DeWind Ltd. has not recorded a liability associated with the difference in the price paid by DeWind Ltd. and any value claimed by FKI, as it is uncertain whether the court will uphold or deny the compensation paid by DeWind Ltd. for the intellectual property.

On or about January 21, 2010, FKI Engineering Ltd. and FKI Engineering, formerly FKI Plc., filed an action against Stribog Ltd., formerly DeWind Ltd., in the Commercial Court, Queen’s Bench Division, United Kingdom (Case No. 2010 Folio 61).  FKI’s claim is brought pursuant to an assignment agreement executed by the insolvency administrator assigning FKI the right to pursue claims on behalf of DeWind GmbH for amounts allegedly owed to DeWind GmbH from various companies.  FKI claims that DeWind Ltd. is in breach of an August 1, 2005 business transfer agreement where DeWind GmbH agreed to sell and DeWind Ltd. agreed to purchase the assets of DeWind GmbH.  FKI claims that DeWind GmbH is owed approximately 46,681,543 Euros ($65,195,000 at January 29, 2010 exchange rates).  DeWind Ltd. disputes that it owes any funds to DeWind GmbH and is vigorously contesting the validity of this allegation.

FKI PLC and FKI Engineering Ltd v. Composite Technology Corporation

On April 30, 2009, FKI PLC and FKI Engineering Ltd. (FKI) filed a petition with the United States District Court, Central District of California, under 28 U.S.C. §1782(a) (Case No. CV-09-5975-ABC(CFE) ), asking the Court to permit FKI to proceed with certain discovery in the United States against the Company for use in the DeWind GmbH and DeWind Holdings insolvency proceedings.    On August 28, 2009, the Court entered an order requiring the Company to produce all responsive documents no later than September 4, 2009.  On September 4, 2009, the Company produced documents in compliance with the Court’s order.  Thereafter, FKI filed a motion with the Court claiming that the Company failed to fully comply with the August 28, 2009 order.  On December 8, 2009, the Court issued an order requiring the Company to pay FKI $51,000 for attorney’s fees and costs incurred by FKI together with a $1,000 penalty for every day from November 19, 2009 until the August 28, 2009 order was fully complied with.  The Company believes that it fully complied with both the August 28, 2009 and the December 8, 2009 orders and has appealed the magistrate’s ruling.

Composite Technology Corporation and CTC Cable Corporation v. Mercury Cable & Energy, LLC, Ronald Morris, Edward Skonezny, Wang Chen, and “Doe” Defendants 1-100 (“Mercury”)

On August 15, 2008 the Company filed suit in the Superior Court of the State of California, County of Orange, Central Justice Center (Case No. 30-2008 00110633) against the Mercury parties including multiple unknown “Doe” defendants, expected to be named in discovery proceedings, claiming Breach of Contract, Unfair Competition, Fraud, Intentional Interference with Contract, and Injunctive Relief.  Several of the Mercury parties had filed a claim under the Company’s Chapter 11 bankruptcy proceedings which was settled during the bankruptcy and which provided for certain payments from the Mercury parties to the Company for sales made to China.  The settlement agreement included non-compete agreements and stipulated the need to maintain confidentiality for the Company’s technology, processes, and business practices.  The Company claims that the Mercury parties have taken actions, which violate the Settlement Agreement and the Bankruptcy Court Order, including the development of and attempting to market similar conductor products and misusing confidential information and the Company further claims that the Settlement Agreement was entered into with fraudulent intent.  The Company claims that the Mercury parties engaged in unlawful, unfair, and deceptive conduct and that these actions were performed with malice and with intent to cause injury to the Company.  The Company is asking for actual damages, punitive damages, and attorney’s fees.  No estimate of such damages can be made at this time and no accrual for such fees is included in the Company’s financial statements at December 31, 2009.

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

On March 2, 2009, the Company’s subsidiary, CTC Cable Corporation ("CTC Cable"), filed a lawsuit against Mercury Cable & Energy, LLC ("Mercury") in the United States District Court for the Central District of California, Southern Division (Case No. SA CV 09-261 DOC (MLGx)), seeking damages for infringement of CTC Cable's United States Patent No. 7,368,162 (’162) and United States Patent No. 7,211,319 (‘319), and for infringement of a CTC Cable copyright registration.  The Company is asking for actual damages, treble damages, attorneys fees, interest, costs and injunctive relief.  No estimate of such damages can be made at this time and no accrual for the Company’s future fees and costs is included in the Company's financial statements at December 31, 2009.

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

On November 4, 2009, the Patent Office issued a first Office Action in the re-examination of the '319 patent.  As is common practice, the Patent Office has initially rejected most of the claims based on the prior art patents submitted with Mercury's reexamination request pending response by CTC. However, the Patent Office did confirm the validity of claim 17 of reexamination request. CTC is currently preparing a full and complete response to this Office Action. On November 23, 2009, Mercury issued a press release falsely stating that the Patent Office “invalidated” 28 of 29 claims contained in the '319 patent.  Contrary to Mercury's latest press release, the Office Action did not serve to invalidate any claims of the patent and all of the Company’s patent claims being reexamined are in force during the pendency of the reexamination.

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

On October 13, 2009, the Company and the individual defendants filed demurrers (motions to strike) to the Complaint on the grounds that Plaintiff Thomas did not make a written demand on the Company’s board of directors prior to filing the Complaint as required under Nevada law and that any decisions made by the individual director/office defendants in relation to the subject matter of the Complaint are protected under the business judgment rule.  Prior to the scheduled hearing on the demurrer, Plaintiff Thomas filed a First Amended Complaint on or about November 11, 2009 naming three additional current board members.  In addition, on October 20, 2009, the Company filed a Motion to Stay Discovery in this matter on the grounds that Plaintiff Thomas should not be permitted to conduct discovery until such time as the dispute over the sufficiency of the First Amended Complaint is decided by the Court. On January 22, 2010, the Company filed another demurrer (motion to strike) to the First Amended Complaint on the same grounds as the original demurrers.  On January 27, 2010, the Court conducted a hearing on the merits of the demurrer and took the matter under submission.  A ruling is expected within the next few weeks.  The Court further ordered that all discovery in the matter is stayed pending its ruling on the demurrer.   The Company has not reserved any amounts for this litigation as the amounts are undeterminable and are further eligible for reimbursement under existing insurance policies.

NOTE 11 – SEGMENT INFORMATION

As of December 31, 2009, we manage and report our operations through one business segment: CTC Cable.  During the year ended September 30, 2009 we revised our segments to reflect the disposal of DeWind. DeWind comprised our previously reported Wind segment, which has been presented as discontinued operations in our Consolidated Financial Statements (see Note 2).  When applicable, segment data is organized on the basis of products. Historically, the Company evaluates the performance of its operating segments primarily based on revenues and operating income, any transactions between reportable segments are eliminated in the consolidation of reportable segment data.

Located in Irvine, California with sales personnel located near Portland, Oregon and Atlanta, Georgia, CTC Cable produces and sells ACCC® conductor and related ACCC® hardware products for the electrical transmission market. ACCC® conductor production is a two step process. The Irvine operations produce the high strength, light weight composite “core” which is then shipped to one of four cable manufacturers in Canada, Belgium, China, or Bahrain where the core is stranded with conductive aluminum wire to become ACCC® conductor. ACCC® conductor is sold both through a distribution agreement in the US and Canada, into China through our distribution agreement with Far East Composite Cable, as well as directly by CTC Cable to utility customers worldwide.  ACCC® conductor has been sold commercially since 2005 and is currently marketed worldwide to electrical utilities and transmission companies.

The Company operates and markets its services and products on a worldwide basis:

(Unaudited, In Thousands)	Three Months Ended December 31,
	2009	2008
Europe	$88	$732
China	—	2,378
Other Asia	7	9
North America	1,177	715
South America	1,429	1
Mexico	—	525
Total Revenue	$2,701	$4,360

All long-lived assets, comprised of property and equipment, are located in the United States.

For the three months ended December 31, 2009, three customers represented 93.0% of revenue (two the U.S. at 40.0% and one in Chile, South America at 53.0%).  For the three months ended December 31, 2008, four customers represented 95.0% of revenue (one in China at 54.5%, one in Europe at 16.5%, one in Canada at 12.0% and one in Mexico at 12.0%).  No other customer represented greater than 5% of consolidated revenue.

NOTE 12 – SUBSEQUENT EVENTS (Unaudited)

Management evaluated all activity of the Company through February 9, 2010 (the issue date of the consolidated financial statements) and concluded that no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to financial statements, except as disclosed below.

On January 31, 2010 the Company repaid in full all outstanding Convertible Notes payable.  A total of $9,037,000 plus interest for the month of January, 2010 was repaid.

On December 4, 2009 Daewoo Shipbuilding and Marine Engineering (DSME) provided the Company with a preliminary net asset value calculation in accordance with the terms and conditions of the Asset Purchase Agreement dated September 4, 2009.  The Company responded with an adjusted net asset value calculation on December 16, 2009.  In January, 2010 the Company and DSME had a series of meetings to discuss the differences.  Final negotiations and resolution of all differences is expected during the March, 2010 quarter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our interim financial statements and the related notes appearing at the beginning of this report. The interim financial statements and this Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended September 30, 2009 and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 14, 2009.

The following discussion and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” and similar terms. Our actual results could differ materially from any future performance suggested in this report as a result of factors, including those discussed in “Factors That May Affect Future Operating Results” and elsewhere in this report and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009. All forward-looking statements are based on information currently available to Composite Technology Corporation and we assume no obligation to update such forward-looking statements, except as required by law. Service marks, trademarks and trade names referred to in this Form 10-Q are the property of their respective owners.

OVERVIEW

The financial results for the quarter ended December 31, 2009 reflected revenue declines caused by significant order reductions from customers in China, Mexico, and Europe.  These declines were partially offset by order increases from North and South American customers. CTC Cable business growth slowed due to the continuing worldwide economic downturn that resulted in delays of several anticipated line projects that had specified ACCC® conductor in both new international markets and the United States.   This resulted in a decrease to 155 kilometers of ACCC® products shipped in the December, 2009 quarter from 562 kilometers in the December, 2008 quarter.  The decrease in shipments resulted in significant decreases in production levels during the quarter for our manufacturing plant in Irvine.  While our individual sales at historical standard costs were in line with historical margins, the historically low utilization of our plant resulted in a much less efficient allocation of our fixed overhead and trained production labor force.  If order levels and production levels increase, the Company expects to see gross margins in line with historical levels.

During the quarter, the Company hired John P. Brewster as Chief Commercial Officer of Composite Technology Corporation and President of CTC Cable Corporation.  Mr. Brewster brings over thirty years of U.S. and international utility operations and business development experience in a senior management capacity.  The Company believes that Mr. Brewster will be instrumental in our domestic and international business development expansion strategy.

In February 2010, CTC Cable signed multi-year distribution and manufacturing agreements with Alcan Cable.  The distribution agreement calls for Alcan to distribute ACCC® conductor to certain of their customers.  In exchange for exclusive relations with certain large Alcan customers in the U.S., Alcan has agreed to purchase minimum quantities of ACCC® conductor during calendar year 2010 and potentially through 2012.  The distribution agreement provides CTC Cable with an immediate additional market presence in the U.S.   CTC Cable expects that the Alcan Cable distribution agreement will provide revenue orders beginning later in 2010.  The manufacturing agreement calls for Alcan to receive a license to strand ACCC® conductor for delivery in North America after certification requirements are met, which is expected later in 2010.

CTC Cable Division

Located in Irvine, California with sales operations in Irvine, California, China, Europe, the Middle East, and Brazil, CTC Cable produces and sells ACCC® conductor products and related ACCC® hardware products. ACCC® conductor production is a two step process. The Irvine operations produce the high strength, light weight, composite ACCC® core, which is then shipped to one of seven conductor stranding licensees in the U.S., Canada, Belgium, China, Indonesia or Bahrain where the core is stranded with conductive aluminum to become ACCC® conductor.  ACCC® conductor is sold in North America directly by CTC Cable to utilities.  ACCC® conductor is sold elsewhere in the world directly to utilities as well as through license and distribution agreements with Lamifil in Belgium, Far East Composite Cable Company in China, Midal in Bahrain, and through two Indonesian companies PT Tranka Cable and PT KMI Cable and now through Alcan Cable in the U.S.   ACCC® conductor has been sold commercially since 2005 and is currently marketed worldwide to electrical utilities, transmission companies and transmission design/engineering firms.

RECENT DEVELOPMENTS

Looking forward into the remainder of fiscal 2010, we expect to continue our focus on penetrating new markets, monetizing existing markets through follow-on orders, continue to leverage our new and existing distributors, and restart our currently lagging Chinese market.  To assist us in these endeavors, on December 14, 2009 the Company announced the hiring of John P. Brewster as Chief Commercial Officer of Composite Technology Corporation and President of CTC Cable Corporation.  Mr. Brewster brings over thirty years of U.S. utility operations and business development experience in a senior management capacity, including employment with NRG Energy Inc. as Executive VP of Operations of both domestic and international activities.  Most recently, he served as Executive Vice President and Chief Operating Officer of Calera Corporation, a startup company dedicated to reversing global warming by capturing and storing greenhouse gases, where he continues as a senior advisor.  The Company believes that Mr. Brewster will be instrumental in our domestic and international sales expansion strategy.

The sales efforts of CTC Cable’s sales, marketing, and business development teams are beginning to pay dividends from investments in prior years.  Revenues to customers outside of China increased 36% from the December, 2008 quarter as the customer base continues to expand.  Our team has focused on negotiating additional stranding relationships and distribution agreements worldwide.  Most recently, in February 2010, CTC Cable signed multi-year distribution and manufacturing agreements with Alcan Cable. In exchange for exclusive sales and marketing relations with certain large U.S. based customers, Alcan has agreed to purchase minimum quantities of ACCC® conductor during calendar year 2010 and potentially through 2012. CTC Cable expects that the Alcan Cable distribution agreement will provide revenue orders beginning later in 2010. The agreements are expected to provide CTC Cable with a U.S. based stranding manufacturer later in 2010 and for an immediately improved market presence in the U.S.

We will continue to work to expand our ACCC® conductor production capacity through stranding and manufacturing agreements with targeted manufacturers worldwide.  Discussions with new stranding partners are underway at multiple locations worldwide in particular with several additional stranding manufacturers and distributors in China, South America, and Mexico.  Additional sales efforts are also underway in the Middle East, Europe, India, and Africa.

CTC Cable Revenues were as follows for the three months ended December 31, 2009 and 2008:

(Unaudited, In Thousands - except kilometer related amounts)	Three Months Ended December 31,
	2009	2008
Europe	$88	$732
China	—	2,378
Other Asia	7	9
North America	1,177	715
South America	1,429	1
Mexico	—	525
Total Revenue	$2,701	$4,360
Kilometers shipped	155	562
Revenue per kilometer	$14,226	$6,357

The increase in revenues per kilometer was due to nearly all of the December 2009 quarter sales from ACCC® conductor while 2008 had more ACCC® core sales including all of the $2.4 million sold to China.  Our firm order backlog as of December 31, 2009 was $6.5 million.  We have not included any Alcan Cable orders in our backlog figures.

Our gross margins for the December 2009 quarter were negatively impacted by several factors.  During the December 2009 quarter, we sold primarily ACCC® conductor, which carries lower margins per revenue dollar.  In addition, our plant utilization was inefficient during the quarter due to the low production levels.  Our plant carries significant fixed costs for rent and to provide for the trained labor force necessary to build our ACCC® core including our production teams, quality assurance, and infrastructure groups.  During the December 2009 quarter, we produced at less than 10% plant capacity while our expected cost allocation is based on plant utilization in excess of 20%. This resulted in negative production cost variances that will be reduced with additional plant production.  Finally, we had higher than normal scrap costs due to a one-time write-off of inventoried ACCC® core.

CTC Cable operating expenses increased from the December 2008 quarter due to a $0.5 million increase in expenses, primarily related to reallocation of personnel and overhead costs to general and administrative expenses from production related expenses which are normally recorded to inventory and costs of sales and which were caused by the low plant utilization.

DeWind Asset Sale

On September 4, 2009, our DeWind subsidiary sold substantially all of its existing operating assets including all inventories, receivables, fixed assets, wind farm project assets and intangible assets including all intellectual property. The sale of the DeWind net assets was for $49.5 million in cash.  The Company received approximately $32.3 million in cash in fiscal 2009 with $17.2 million in cash placed in escrow  to cover certain contingent liabilities and adjustments based on delivery of the value of the net value of the assets transferred, after liabilities.  Of the cash in escrow, $5.5 million is expected to be released in fiscal 2010 after the achievement of certain milestones and $11.7 million is expected to be released over time periods that may be as late as 2012 under certain conditions. The asset sale agreement calls for a true-up mechanism on the fair value of the assets sold. The Company and DSME are currently finalizing the value of the assets transferred and expect to mutually agree to a value during the quarter ended March 31, 2010.

As of December 31, 2009, the remaining assets and liabilities of the discontinued operations consist of the following:

(Unaudited, In Thousands)	December 31, 2009
ASSETS
Accounts Receivable, net		$2,408
Prepaid Expenses and Other Current Assets		315
TOTAL ASSETS		$2,723

LIABILITIES
Accounts Payable and Other Accrued Liabilities		$38,221
Deferred Revenues and Customer Advances		2,785
Warranty Provision		2,336
Total Liabilities		43,342

Net Liabilities of Discontinued Operations	$	(40,619)

Significantly all of the assets and liabilities of the discontinued operations pertain to activities outside of the United States, primarily for turbines sold and installed in Europe and South America and technology licenses to Chinese customers.  At December 31, 2009, included above in Accounts Payable and Other Accrued Liabilities are net payables related to formerly consolidated, now insolvent European subsidiaries of approximately $22 million, substantially all of which has been assigned by the insolvency receiver to FKI, a former owner of DeWind engaged in discovery and threats of litigation with Stribog Ltd., formerly DeWind Ltd.  As of December 31, 2009, the net payables to insolvent subsidiaries are comprised of assets in the amount of $8 million and liabilities in the amount of $30 million. We did not receive an update from the insolvency receiver related to the assets and liabilities for the insolvent subsidiaries during the quarter ended December 31, 2009.

RESULTS OF OPERATIONS

The following table presents a comparative analysis of Revenue, Cost of Revenues, and Gross Margins for continuing operations, our CTC cable division:

	Three Months Ended December 31,
(Unaudited, In Thousands)	2009	2008
Product Revenue	$2,701	$4,360
Cost of Revenue	$2,483	$3,082
Gross Margin	$218	$1,278
Gross Margin %	8.1%	29.3%

PRODUCT REVENUE:  Product revenues decreased $1.7 million, or 38%, from $4.4 million in 2008 to $2.7 million for the three months ended December 31, 2009.

The decrease for the three months ended December 31, 2009 was primarily related to a significant decline in shipments of 340 km of ACCC® products to China.

COST OF REVENUE: Cost of revenue represent materials, labor, freight, product cost depreciation and allocated overhead costs to produce ACCC® conductor, ACCC® core, and related hardware.  Cost of revenue decreased $0.6 million, or 19%, from $3.1 million in 2008 to $2.5 million for the three months ended December 31, 2009.

Cost of revenue and resultant gross margin: The three months ended December 31, 2009 gross margin percentage decreased primarily due to production inefficiencies as a result of significant idle production capacity, and inventory reserves recorded in the quarter.

The following table presents a comparative analysis of operating expenses for continuing operations:

	Three Months Ended December 31,
	2009			2008
(Unaudited, In Thousands)	Corporate	Cable	Total	Corporate	Cable	Total
Officer Compensation	$569	$—	$569	$743	$—	$743
General and Administrative	2,607	1,257	3,864	1,499	738	2,237
Research and Development	—	656	656	—	673	673
Sales and Marketing	—	1,137	1,137	—	1,289	1,289
Depreciation and Amortization	—	97	97	—	90	90
Total Operating Expenses	$3,176	$3,147	$6,323	$2,242	$2,790	$5,032

OFFICER COMPENSATION: Officer Compensation represents CTC Corporate expenses and consists primarily of salaries, consulting fees paid in cash, and the fair value of stock grants issued to officers of the Company. Officer compensation decreased $0.2 million, or 23%, from $0.7 million in 2008 to $0.6 million for the three months ended December 31, 2009.  The decrease from 2008 to 2009 was primarily due to lower fair value share-based compensation expense for vested stock options.

GENERAL AND ADMINISTRATIVE: General and administrative expense consists primarily of salaries and employee benefits for administrative personnel, professional fees, facilities costs, insurance, travel, share-based compensation charges and any expenses related to reserves for uncollectible receivables. G&A expense increased $1.6 million, or 73%, from $2.2 million in 2008 to $3.9 million for the three months ended December 31, 2009.

The increase of $1.6 million for the three months ended December 31, 2009 was due to a $1.1 million increase from corporate and $0.5 million increase from Cable.  The corporate related G&A increase is derived primarily from increases in professional service fees, start-up costs related to the organization of a new entity, and payroll taxes accrued in connection with an IRS payroll tax audit as discussed in Note 1 (“Income Taxes”) to the consolidated financial statements.  The $0.5 million increase in Cable related G&A is derived primarily from $0.5 million in headcount and facilities costs due to significant idle capacity during the three months ended December 31, 2009.

RESEARCH AND DEVELOPMENT:  Research and development expenses consist primarily of salaries, consulting fees, materials, tools, and related expenses for work performed in designing and developing of manufacturing processes for the Company's products. Research and Development expenses decreased slightly by $17,000, or 3%, from $0.7 million in 2008 and remained flat for the three months ended December 31, 2009.

The slight net decrease of $17,000 for the three months ended December 31, 2009 was due to decreases in headcount costs and R&D product testing costs, offset by higher share-based compensation charges and professional service fees.

SALES AND MARKETING: Sales and marketing expenses consist primarily of salaries, consulting fees, materials, travel, and other expenses performed in marketing, sales, and business development efforts for the Company. Sales and marketing expenses decreased $0.2 million, or 12%, from $1.3 million in 2008 to $1.1 million for the three months ended December 31, 2009.

The decrease of $0.2 million for the three months ended December 31, 2009 was primarily related to a $0.2 million decrease in share-based compensation charges, with equally offsetting decreases and increases primarily in headcount costs and professional services fees, respectively.

DEPRECIATION AND AMORTIZATION: Depreciation and amortization expense consists of the depreciation and amortization of the Company's capitalized assets used in operations, excluding product cost depreciation (refer to cost of revenue discussion above). Depreciation expense increased $7,000, or 8%, from $90,000 in 2008 to $97,000 for the three months ended December 31, 2009. The increase was due to minor increases in the fixed asset base.

INTEREST EXPENSE: Interest expense consists of the cash interest payable on the Company’s Convertible Note and the amortization of the Convertible Note discount recorded for the value of the warrants and conversion features issued in conjunction with the Convertible Notes.

The increase of $435,000 for the three months ended December 31, 2009, or 95%, was primarily due to 1) interest charges resulting from an IRS payroll tax audit as discussed in Note 1 (“Income Taxes”) to the consolidated financial statements, and 2) the adoption of a new accounting principle (see Note 1 “Derivative Liabilities and Change in Accounting Principle”) which resulted in additional amortization from a newly recorded discount in connection with the convertible debt issued in February 2007.

As of December 31, 2009 our debt balance consisted of principal debt at 8% interest, less unamortized debt discounts of $95,000, for a net debt balance of approximately $9.0 million.

INTEREST INCOME: The interest income changes from period to period are due to changes in the underlying cash balances.  Interest income increased by $6,000 in the three months ended December 31, 2009 compared to the same period in the prior year.  The cash level at December 31, 2009 was higher than December 31, 2008 primarily due to the DeWind sale in September 2009.

CHANGE IN FAIR VALUE OF DERIVATIVE LIABILITIES: Refer to discussion at Note 1 (“Derivative Liabilities”) to the consolidated financial statements.

INCOME TAXES:  We made provisions for income taxes of $14,000 and $3,000 for the three months ended December 31, 2009 and 2008, respectively. We have determined that due to our continuing operating losses as well as the uncertainty of the timing of profitability in future periods, we should fully reserve our deferred tax assets. As of December 31, 2009, our deferred tax assets continued to be fully reserved. We will continue to evaluate, on a quarterly basis, the positive and negative evidence affecting our ability to realize our deferred tax assets.

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

RECONCILIATION OF NON-GAAP MEASURES

The following tables present a reconciliation of consolidated non-GAAP EBITDAS or Earnings before Interest, Taxes, Depreciation & Amortization, and Share-based Compensation charges for continuing operations for the three months ended December 31, 2009 and 2008:

The Company has provided non-GAAP measures such as EBITDAS in the following management discussion and analysis. The Company uses the non-GAAP information internally as one of several measures used to evaluate its operating performance and believes these non-GAAP measures are useful to, and have been requested by, investors as they provide additional insight into the underlying operating results viewed in conjunction with US GAAP operating results.  For the non-GAAP EBITDAS measure, a significant portion of non-cash expenses is excluded, primarily for interest, depreciation and for share-based compensation charges that are valued based on the share price and volatility at the date of grant and then expensed as earned, typically upon vesting of service over time.  The material limitation of non-GAAP EBITDAS compared with Net Income is that significant non-cash expenses are excluded.  Management compensates for such limitation by utilizing EBITDAS only for particular purposes and that it evaluates EBITDAS in the context of other metrics such as Net Income when evaluating the Company’s performance and financial condition. Non-GAAP measures are not stated in accordance with, should not be considered in isolation from, and are not a substitute for, US GAAP measures. A reconciliation of US GAAP to non-GAAP results has been provided in the financial tables below.  We will include the change in fair value of derivative liabilities, asset impairments and warrant modification expense in our reconciliation as well.

	Three Months Ended December 31,
	2009			2008
(Unaudited, In Thousands)	Corporate	Cable	Total	Corporate	Cable	Total
EBITDAS:
Net loss from continuing operations	$(3,474)	$(3,012)	$(6,486)	$(2,692)	$(1,512)	$(4,204)
Depreciation & Amortization	—	126	126	—	240	240
Share-based compensation	501	163	664	696	433	1,129
Change in fair value of derivative liabilities	(774)	—	(774)	—	—	—
Interest expense, net	887	(11)	876	447	—	447
Income tax expense	14	—	14	3	—	3
EBITDAS Loss	$(2,846)	$(2,734)	$(5,580)	$(1,546)	$(839)	$(2,385)

Consolidated EBITDAS Loss for the three months ended December 31, 2009 for continuing operations increased by $3.2 million as compared to 2008 due to a $1.3 million increase from corporate and a $1.9 million increase from our Cable operations. The total increase was primarily due reduced gross margins and increased operating expenses including additional payroll tax expense in connection with an IRS audit, increases in professional service fees and headcount, and increased facilities costs due to significant idle capacity.

NET LOSS

The following table presents the components of our total net loss:

	Three Months Ended December 31,
(Unaudited, In Thousands)	2009	2008
Net Loss from Continuing Operations	$(6,486)	$(4,204)

Loss from Discontinued Operations (Note 2)	(1,222)	(4,132)

Net Loss	$(7,708)	$(8,336)

Our current period net loss decreased by $0.6 million to $7.7 million for the three months ended December 31, 2009 from $8.3 million in 2008. This net loss increase is due to:

•	A decrease in Gross Margin from continuing operations of $1.1 million from 2008 to 2009.

•	An increase in Total Operating Expense from continuing operations of $1.3 million from 2008 to 2009.

•	A decrease in Total Other Expense from continuing operations of $80,000 from 2008 to 2009.

•	A decrease in Loss from Discontinued Operations of $ 2.9 million from 2008 to 2009.

Gross Margin: As discussed above, the gross margin decrease of $1.1 million is primarily due to production inefficiencies as a result of significant idle production capacity, and inventory reserves recorded in the three months ended December 31, 2009 compared to 2008.

Total Operating Expense: As detailed above, the total increase in operating expense is driven by significant increases in general and administrative expenses totaling $1.6 million, offset by decreases in sales and marketing expenses of $0.2 million and officer compensation of $0.2 million for the three months ended December 31, 2009 compared to 2008.

Total Other Expense: As discussed above, the total other expense decrease is primarily due to a $0.8 million increase in the change in fair value of derivatives liabilities, offset by additional interest expense of $0.4 million in the three months ended December 31, 2009 compared to 2008 (refer to discussion above).

Loss from Discontinued Operations: As discussed above and detailed in Note 2 to the consolidated financial statements, the decrease in the loss from discontinued operations of $2.9 million is derived from the September, 2009 DeWind asset sale and related discontinuation of the DeWind business segment.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, our principal sources of working capital have been private debt issuances and equity financings.

For the three months ended December 31, 2009, we had a net loss from continuing operations of $6.5 million. At December 31, 2009 we had $13.9 million of cash and cash equivalents, which represented a decrease of $10.0 million from September 30, 2009. The decrease was due to cash used in operations of $10.0 million, cash used in investing activities of $94,000, offset by $7,000 cash provided by financing activities.

Cash used in operations during the three months ended December 31, 2009 of $10.0 million was primarily the result of a net loss of $7.7 million, offset by a loss from discontinued operations of $1.2 million and non-cash charges of $1.2 million including depreciation and amortization of $0.1 million, a loss on disposal of fixed assets of $0.1 million, stock related net charges of $1.2 million and inventory charges of $0.5 million, offset by a non-cash gain from the change in fair value of derivative liabilities of $0.8 million. Additionally, a negative change in net assets/liabilities from discontinued operations of $2.6 million and net cash used for working capital requirements of $2.1 million, primarily comprised of an increase in inventory related purchases of $1.0 million, a $2.5 million increase in receivable balances, and a decrease in accounts payable of $0.1 million, offset by an increase in deferred revenues of $1.6 million.

Cash used in investing activities of $94,000 was primarily related to cash used from the purchase of computer hardware and software, and equipment put in service in anticipation of increased cable manufacturing activities.

Cash provided by financing activities of $7,000 was from the exercise of stock options.

Our cash position as of December 31, 2009 was $13.9 million.  As discussed in Note 12 (“Subsequent Events”) to the consolidated financial statements, on January 31, 2010, we repaid all outstanding convertible notes payable in the principal amount of $9.0 million.  Due to the repayment of debt, we expect to raise additional capital during fiscal 2010.  We believe our current cash position, future capital raises, expected cash flows from revenue orders, potential recovery of escrowed cash, and value of “in the money” options and warrants will be sufficient to fund our operations for the next twelve months ending December 31, 2010 on a consolidated basis.  Due to the sale of substantially all of the DeWind business, recorded as discontinued operations, the cash requirements of the Company have decreased due to significantly lower cash operating expenses and the elimination of inventory purchases for costly wind turbine parts. As CTC Cable has sufficient production capacity in its existing plant to achieve profitability, it is not expected that significant capital expenditures will be required to expand production, as seen in prior years.  CTC Cable has also significantly reduced its reliance on one customer as compared to prior fiscal years, which has lowered its customer concentration risk.  Additionally, as needed, we intend to continue the practice of issuing stock, debt, or other financial instruments for cash or for payment of services or debt extinguishment until our cash flows from the sales of our primary products is sufficient to fully provide for cash used in operations or if we believe such a financing event would be a sound business strategy.

CAPITAL EXPENDITURES

The Company does not have any material commitments for capital expenditures.

OFF BALANCE SHEET ARRANGEMENTS

As of December 31, 2009, we have no off balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations (including interest expense) and commitments as of December 31, 2009:

(Unaudited, In Thousands)	Total	Less than 1 year	1-3 years	In excess of 3 Years
Debt Obligations	$9,099	$9,099	$—	$—
Operating Lease Obligations	$1,124	$1,124	$—	—

Not included in the table above are amounts included on our balance sheet under Warranty Provisions in the amount of $554,000 at December 31, 2009.

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

Revenue Recognition

Revenues are recognized based on guidance provided by the SEC. Accordingly, our general revenue recognition policy is to recognize revenue when there is persuasive evidence of an arrangement, the sales price is fixed or determinable, collection of the related receivable is reasonably assured, and delivery has occurred or services have been rendered.

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

CTC Cable sales for the three months ended December 31, 2009 and 2008 consisted of stranded ACCC® conductor and ACCC® hardware sold to end user utilities, sales of ACCC® conductor core and hardware sold to our Chinese distributor, and sales of ACCC® conductor core and ACCC® hardware to two of our stranding manufacturers. All ACCC® product related sales were recognized upon delivery of product and transfer of title. There is no right of return for sales of ACCC® conductor or ACCC® core to our Chinese distributor.  For ACCC® conductor product sales made directly by us and not through a manufacturer or distributor, through a third-party insurance company, we provide the option to purchase an extended warranty for periods up to five, seven or ten years. We allocate a portion of sales proceeds to the estimated fair value of the cost to provide such a warranty.  To date, most of our ACCC® related product sales have been without warranty coverage.

CONSULTING REVENUE. Consulting revenues are generally recognized as the consulting services are provided. We have entered into service contract agreements with electric utility and utility services companies that generally require us to provide engineering or design services, often in conjunction with current or future product sales. In return, we receive engineering service fees payable in cash.  For the three months ended December 31, 2009 and 2008, we recognized no consulting revenues.

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

Warranty Provisions

Warranty provisions consist of the insured costs and liabilities associated with any post-sales associated with our ACCC® conductor and related hardware parts.

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

-
the assumptions used to calculate fair value of our share-based compensation and derivative liabilities, primarily the volatility component of the Black-Scholes-Merton option-pricing model used to value our warrants and our employee and non-employee options. This estimate relies upon the past volatility of our share price over time as well as the estimate of the option life.

-
goodwill and intangible valuation. These estimates rely primarily on financial models reviewed by senior management which incorporate business assumptions made by management on the underlying products and technologies acquired and the likelihood that the values assigned during the initial valuations will be recoverable over time through increased revenues, profits, and enterprise value. Currently, we have no reportable goodwill or intangible assets.

-
the estimates and assumptions used to determine the settlement of certain accounts related to the sale of the DeWind assets for which a final accounting has not been completed and which may result in the increase or decrease of asset reserves or increase or decrease of accrued liabilities, principally penalty payments, interest, and other costs associated with the turbine parts suppliers for DeWind turbine parts. See related discussion at Note 2 to the consolidated financial statements.

Derivative Financial Instruments

The Company issues financial instruments in the form of stock options and stock warrants, and debt conversion features as part of its convertible debt issuances. The Company has not issued any derivative instruments for hedging purposes since its inception. The Company uses the specific guidance and disclosure requirements provided in US GAAP. Generally, freestanding derivative contracts where settlement is required by physical share settlement or in net share settlement; or where the Company has a choice of share or net cash settlement are accounted for as equity. Contracts where settlement is in cash or where the counterparty may choose cash settlement are accounted for as a liability. Under current US GAAP, certain of our warrants and debt conversion features are subject to liability accounting treatment (see discussion below under “Derivative Liabilities”), while our stock options are considered indexed to the Company’s stock and are accounted for as equity.

The values of the financial instruments are estimated using the Black-Scholes-Merton (Black-Scholes) option-pricing model. Key assumptions used to value options and warrants granted or issued are as follows (only warrants were issued in 2008):

	Three Months Ended
	December 31,
	2009	2008
Risk Free Rate of Return	0.82-2.30%	1.61-1.89%
Volatility	96-108%	75-86%
Dividend yield	0%	0%
Expected life	2-5 yrs	2-2.6 yrs

Derivative Liabilities

Our derivative liabilities include fair value based warrant liabilities and debt conversion features pursuant to US GAAP applied to the terms of the underlying agreements. The Company issues warrants to purchase common shares of the Company as additional incentive for investors who purchase unregistered, restricted common stock or convertible debentures. The fair value of certain warrants issued and debt conversion features in conjunction with financing events are recorded as a discount for debt issuances. Certain warrant agreements and debt conversion arrangements include provisions that require us to record them as a liability, at fair value, pursuant to Financial Accounting Standards Board (FASB) accounting rules, including certain provisions designed to protect a holder’s position from being diluted. The derivative liabilities are marked-to-market each reporting period and changes in fair value are recorded as a non-operating gain or loss in our consolidated statement of operations, until they are completely settled or expire. The fair value of the warrants and debt conversion features are determined each reporting period using the Black-Scholes valuation model, using inputs and assumptions consistent with those used in our estimate of fair value of employee stock options, except that the remaining contractual life of the warrant is used.  Such fair value is affected by changes in inputs to that model including our stock price, expected stock price volatility, interest rates and expected term.  Refer to “Fair Value Measurements” below in Note 1 for additional derivative liabilities disclosures.

For the three months ended December 31, 2009, we recognized gains of $774,000 related to the revaluation of our derivative liabilities.  The 2009 revaluation gains resulted mainly from the decrease in our stock price from the prior quarter.

In connection with the warrants issued to investors as discussed above, the Company has issued warrants to compensate for financing fees and other service fees incurred.  Such compensatory warrants are recorded at fair value in the same manner as non-compensatory warrants, however, the recognized expense is offset to additional paid-in-capital.  Such warrants are considered equity transactions in accordance with US GAAP.  Additionally, warrants issued without anti-dilution provisions are generally considered equity transactions in accordance with US GAAP. All of our outstanding warrants including those subject to liability accounting treatment are further discussed in Note 8 to the consolidated financial statements.

Share-Based Compensation

US GAAP requires that compensation cost relating to share-based payment arrangements be recognized in the financial statements. US GAAP requires measurement of compensation cost for all share-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options is determined using the Black-Scholes valuation model. Such fair value is recognized as expense over the service period, net of estimated forfeitures.

US GAAP requires that equity instruments issued to non-employees in exchange for services be valued at the more accurate of the fair value of the services provided, or the fair value of the equity instruments issued. For equity instruments issued that are subject to a required service period, the expense associated with the equity instruments is recorded as the instruments vest or the services are provided. The Company has granted options and warrants to non-employees and recorded the fair value of these equity instruments on the date of issuance using the Black-Scholes valuation model, for options and warrants not subject to vesting terms. For non-employee option and warrant grants subject to vesting terms, vested shares are recorded at fair value using the Black-Scholes valuation model and the associated expense is recorded simultaneously or as the services are provided. The Company has granted stock to non-employees for services and values the stock at the more reliable of the market value on the date of issuance or the value of the services provided. For stock grants subject to vesting or service requirements, expenses are deferred and recognized over the more appropriate of the vesting period, or as services are provided.

SEC guidance requires share-based compensation to be classified in the same expense line items as cash compensation.  Additionally,  the SEC issued guidance regarding the use of a "simplified" method in developing an estimate of expected term of "plain vanilla" share options in accordance with US GAAP rules. The Staff indicated that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. The Staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies; however, the Staff continues to accept, under certain circumstances, the use of the simplified method. The Company currently uses the simplified method for “plain vanilla” share options and warrants.

Additional information about share-based compensation is disclosed in Note 9 to the consolidated financial statements.

Convertible Debt

Convertible debt is accounted for under specific guidelines established in US GAAP. The Company records a beneficial conversion feature (BCF) related to the issuance of convertible debt that have conversion features at fixed or adjustable rates that are in-the-money when issued and records the fair value of warrants issued with those instruments. The BCF for the convertible instruments is recognized and measured by allocating a portion of the proceeds to warrants and as a reduction to the carrying amount of the convertible instrument equal to the intrinsic value of the conversion features, both of which are credited to paid-in-capital or liabilities as appropriate. The Company calculates the fair value of warrants issued with the convertible instruments using the Black-Scholes valuation method, using the same assumptions used for valuing employee options, except that the contractual life of the warrant is used. Upon each issuance, the Company evaluates the variable conversion features and determines the appropriate accounting treatment as either equity or liability, in accordance with US GAAP. The Company first allocates the value of the proceeds received to the convertible instrument and any other detachable instruments (such as detachable warrants) on a relative fair value basis and then determines the amount of any BCF based on effective conversion price to measure the intrinsic value, if any, of the embedded conversion option. Using the effective yield method, the allocated fair value is recorded as a debt discount or premium and is amortized over the expected term of the convertible debt to interest expense. For a conversion price change of a convertible debt issue, the additional intrinsic value of the debt conversion feature, calculated as the number of additional shares issuable due to a conversion price change multiplied by the previous conversion price, is recorded as additional debt discount and amortized over the remaining life of the debt.  The accounting for debt conversion features subject to liability treatment are further discussed above in “Derivative Liabilities”.

US GAAP rules specify that a contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with US GAAP contingency rules. The contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with said rules, pursuant to which a contingent obligation must be accrued only if it is more likely than not to occur. Historically, the Company has not been required to accrue any contingent liabilities in this regard.

RECENT ACCOUNTING PRONOUNCEMENTS

Refer to Note 1 to the Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk relates primarily to our cash balances and the effect that changes in interest rates have on the interest earned on that portfolio. Our convertible notes bear a fixed rate of interest.

As of December 31, 2009 we did not hold any derivative financial instruments for speculative or trading purposes. The primary objective of our investment activities is the preservation of principal while maximizing investment income and minimizing risk. As of December 31, 2009, we had $13.9 million in cash and cash equivalents including short-term investments purchased with original maturities of three months or less. Due to the short duration of these financial instruments, we do not expect that a change in interest rates would result in any material loss to our investment portfolio.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934.  Disclosure controls and procedures are controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of December 31, 2009 because of the material weaknesses identified during management’s annual assessment of internal control over financial reporting for the fiscal year ended September 30, 2009.

Internal Control over Financial Reporting

Refer to “Item 9A – Controls and Procedures” in our Form 10-K filed with the Securities and Exchange Commission on December 14, 2009 for management’s annual report on internal control over financial reporting.   The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2009.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Based on their assessment, management concluded that, as of September 30, 2009, the Company’s internal control over financial reporting is not effective based on those criteria, because of the material weaknesses identified.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the first quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except as noted below.

During the three months ended December 31, 2009 and through the date of this report, the Company improved the internal control over financial reporting to address the material weaknesses identified as of September 30, 2009, as follows:

In October 2009, we implemented a share-based compensation and equity administration software system. Transactions are now processed and reported by a representative from our legal department and reviewed by our Chief Financial Officer.

The Company's management has identified the additional steps necessary to address the material weaknesses identified as of September 30, 2009, as follows:

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

(6) Invest in additional enhancements to our IT systems including enhancements to processing manufacturing and inventory transactions, and security over user access and administration;

(7) Create policy and procedures manuals for the accounting, finance and IT functions; and

(8) Improve our purchasing and accounts payable cycle controls.

The Company began to execute the remediation plans identified above in the first fiscal quarter of 2010. These remediation efforts are expected to continue through fiscal 2010.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material changes to the Legal Proceedings described in Form 10-K filed with the Securities and Exchange Commission on December 14, 2009 except as noted in Note 10. See Note 10 to the consolidated financial statements in this document.

Item 1A. Risk Factors

The following risk factors have changed or have been updated for recent information as compared to the Risk Factors listed in Form 10-K filed with the Securities and Exchange Commission on December 14, 2009. Such risk factors should be read in conjunction with the risk factors listed in such Form 10-K.

WE EXPECT FUTURE LOSSES AND OUR FUTURE PROFITABILITY IS UNCERTAIN.
Prior to acquiring Transmission Technology Corporation, or TTC, in November 2001, we were a shell corporation having no operating history, revenues from operations, or assets since December 31, 1989. We have recorded approximately $78 million in ACCC product sales since inception. Historically, we have incurred substantial losses and we may experience significant quarterly and annual losses for the foreseeable future. We may never become profitable. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. We expect the need to significantly increase our product development and product prototype and equipment prototype production expenses, as necessary. As a result, we will need to generate significant revenues and earnings to achieve and maintain profitability.

IF WE CANNOT RAISE CAPITAL WHEN IT IS NEEDED, WE MAY BE REQUIRED TO REDUCE OR SUSPEND OPERATIONS OR GO OUT OF BUSINESS ALTOGETHER FOR ONE OR MORE OF OUR OPERATING SEGMENTS.
We anticipate that for the foreseeable future, the sales of our ACCC cable may not be sufficient enough to sustain our current level of operations and that we will continue to incur net losses.  Further, on January 31, 2010 we repaid $9.1 million in debt and interest on our remaining convertible debt outstanding at December 31, 2009. For these reasons, we believe that we will need to either raise additional capital, until such time, if ever, as we become cash-flow positive. It is highly likely that we will continue to seek to raise money through public or private sales of our securities, debt financing or short-term loans, corporate collaborations, asset sales, or a combination of the foregoing. Our ability to raise additional funds in the public or private markets will be adversely affected if the results of our business operations are not favorable, if any products developed are not well-received or if our stock price or trading volume is low. Additional funding may not be available on favorable terms to us, or at all. To the extent that money is raised through the sale of our securities, the issuance of those securities could result in dilution to our existing stockholders. If we raise money through debt financing, we may be required to secure the financing with all of our business assets, which could be sold or retained by the creditor should we default in our payment obligations. If we cannot sustain our working capital needs with financings or if available financing is prohibitively expensive, we may not be able to complete the commercialization of our products. As a result, we may be required to discontinue our operations without obtaining any value for our products, which could eliminate stockholder equity, or we could be forced to relinquish rights to some or all of our products in return for an amount substantially less than we expended.

Risks Related To Our Securities

THE PRICE OF OUR COMMON STOCK IS VOLATILE. VOLATILITY MAY INCREASE IN THE FUTURE, WHICH COULD AFFECT OUR ABILITY TO RAISE CAPITAL IN THE FUTURE OR MAKE IT DIFFICULT FOR INVESTORS TO SELL THEIR SHARES.
The market price of our common stock may be subject to significant fluctuations in response to our operating results, announcements of new products or market expansions by us or our competitors, changes in general conditions in the economy, the financial markets, the electrical power transmission and distribution industry, or other developments and activities affecting us, our customers, or our competitors, some of which may be unrelated to our performance. The sale or attempted sale of a large amount of common stock into the market may also have a significant impact on the trading price of our common stock. During the last 12 months, the closing bid prices for our common stock have fluctuated from a high of $0.75 to a low of $0.15. Fluctuations in the trading price or liquidity of our common stock may adversely affect our ability to raise capital through future equity financings.

AS OF FEBRUARY 1, 2010, 4,728,000 COMMON SHARES ARE ISSUABLE UPON EXERCISE OF ALL OUTSTANDING OPTIONS, WARRANTS AND CONVERSION OF CONVERTIBLE NOTES FOR LESS THAN THE MARKET PRICE OF $0.30 PER SHARE. CASH PROCEEDS RESULTING FROM THE FULL EXERCISE AND CONVERSION OF THESE SECURITIES WOULD BE APPROXIMATELY $1,182,000. WHILE CURRENT MARKET PRICES ARE BELOW SUBSTANTIALLY ALL OF OUR CONVERTIBLE EQUITY SECURITIES, INCLUDING OPTIONS AND WARRANTS, A SUBSTANTIAL NUMBER OF OPTIONS ARE PRICED AT $0.35 PER SHARE.  A PRICE INCREASE ABOVE THAT STRIKE PRICE WOULD RESULT IN APPROXIMATELY 27,900,000 OPTIONS AT $0.35 PER OPTION OF WHICH.  FULL CONVERSION OF SUCH SHARES WOULD INCREASE THE OUTSTANDING COMMON SHARES BY 9.7% TO APPROXIMATELY 316,000,000 SHARES.

The exercise price or conversion price of outstanding options, warrants and convertible notes may be less than the current market price for our common shares. In the event of the exercise of these securities, a shareholder could suffer substantial dilution of his, her or its investment in terms of the percentage ownership in us as well as the book value of the common shares held. At the February 1, 2010 market price of $0.30 per share, 4,728,000 shares would be exercisable for less than the market prices. Full exercise and conversion of these below market shares would result in us receiving cash proceeds of $1,182,000 and would increase the outstanding common shares by 1.6% to approximately 292,836,000 shares.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended December 31, 2009, we issued a warrant to purchase 300,000 shares of our common stock to settle a legal dispute.  The exercise price of the warrant is $0.45 per share. The warrant expires on November 13, 2011.

We relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act and/or Rule 506 of Regulation D for the issuance of these securities. The recipient took its securities for investment purposes without a view to distribution and had access to information concerning us and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the acquisition of these securities.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

Number	Description

3.1(1)	Articles of Incorporation of the Company

3.2(2)	Certificate of Amendment to Articles of Incorporation

3.2(3)	Bylaws of Composite Technology Corporation, as modified January 6, 2006

10.1(4)	Offer letter between the Registrant and John Brewster dated December 14, 2009

31.1(5)	Rule 13a-14(a) / 15d-14(a)(4) Certification of Chief Executive Officer

31.2(5)	Rule 13a-14(a) / 15d-14(a)(4) Certification of Chief Financial Officer

32.1(5)	Section 1350 Certification of Chief Executive Officer

32.2(5)	Section 1350 Certification of Chief Financial Officer

(1) Incorporated herein by reference to Form 10-KSB filed as a Form 10-KT with the U. S. Securities and Exchange Commission on February 14, 2002.

(2) Incorporated herein by reference to Form 8-K filed with the U.S. Securities and Exchange Commission on December 18, 2007.

(3) Incorporated herein by reference to Form 8-K filed with the U.S. Securities and Exchange Commission on January 12, 2006.

(4) Incorporated herein by reference to Form 8-K filed with the U.S. Securities and Exchange Commission on December 18, 2009.

(5) Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPOSITE TECHNOLOGY CORPORATION
(Registrant)

Date: February 9, 2010	By: /s/ Benton H Wilcoxon
Benton H Wilcoxon
Chief Executive Officer (Principal Executive Officer)

Date: February 9, 2010	By: /s/ Domonic J. Carney
Domonic J. Carney
Chief Financial Officer (Principal Financial and Accounting Officer)