Form 10-Q
period 2010-03-31
COMPOSITE TECHNOLOGY CORP
filed 2010-05-10
CIK 317477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of: May 10, 2010

CLASS	NUMBER OF SHARES OUTSTANDING
Common Stock, par value $0.001 per share	288,269,660 shares

COMPOSITE TECHNOLOGY CORPORATION
Form 10-Q for the Quarter ended March 31, 2010
Table of Contents

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

	March 31, 2010	September 30, 2009
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$2,706	$23,968
Restricted Cash, Current Portion (Note 2)	5,500	5,500
Accounts Receivable, net of reserve of $87 and $81	1,775	1,732
Inventory, net of reserve of $1,222 and $923	2,829	4,378
Prepaid Expenses and Other Current Assets	1,136	959
Current Assets of Discontinued Operations (Note 2)	2,326	2,522
Total Current Assets	16,272	39,059

Property and Equipment, net of accumulated depreciation of $2,431 and $3,766	2,930	3,214
Restricted Cash, Non-Current (Note 2)	11,683	11,675
Other Assets	885	891
TOTAL ASSETS	$31,770	$54,839

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts Payable and Other Accrued Liabilities	$6,530	$7,217
Deferred Revenues and Customer Advances	41	16
Warranty Provision	314	258
Notes Payable – Current, net of discount of $0 and $315	—	8,723
Current Liabilities of Discontinued Operations (Note 2)	39,786	43,469
Total Current Liabilities	46,671	59,683

LONG-TERM LIABILITIES
Long Term Portion of Deferred Revenues	576	561
Long-Term Portion of Warranty Provision	283	306
Derivative Liabilities – Long-Term (Note 1)	730	—
Non-Current Liabilities of Discontinued Operations (Note 2)	897	1,120
Total Long-Term Liabilities	2,486	1,987
Total Liabilities	49,157	61,670

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY (DEFICIT)
Common Stock, $.001 par value 600,000,000 shares authorized 288,269,660 and 288,088,370 issued and outstanding	288	288
Additional Paid-in Capital	251,024	259,755
Accumulated Deficit	(268,699)	(266,874)
Total Shareholders’ (Deficit)	(17,387)	(6,831)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$31,770	$54,839

The accompanying notes are an integral part of these financial statements.

COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009

Revenue	$4,252	$6,202	$6,953	$10,562

Cost of Revenue	3,241	4,050	5,724	7,132
Gross Profit	1,011	2,152	1,229	3,430

OPERATING EXPENSES
Officer Compensation	816	1,013	1,385	1,756
General and Administrative	3,126	2,230	6,991	4,467
Research and Development	490	737	1,146	1,411
Sales and Marketing	1,847	1,458	2,984	2,747
Depreciation & Amortization	163	92	259	182
Total Operating Expenses	6,442	5,530	12,765	10,563
LOSS FROM OPERATIONS	(5,431)	(3,378)	(11,536)	(7,133)

OTHER INCOME / (EXPENSE)
Interest Expense	(175)	(453)	(1,068)	(910)
Interest Income	5	3	21	15
Other Expense	—	—	(264)	—
Change in Fair Value of Derivative Liabilities (Note 1)	66	—	840	—
Total Other Income / (Expense)	(104)	(450)	(471)	(895)

Loss from Continuing Operations before Income Taxes	(5,535)	(3,828)	(12,007)	(8,028)
Income Tax Expense	—	—	14	4
NET LOSS FROM CONTINUING OPERATIONS	(5,535)	(3,828)	(12,021)	(8,032)

Income (Loss) from Discontinued Operations, net of tax of $0, $(13), $1 and $(8) (Note 2)	2,307	(6,825)	1,085	(10,957)
NET LOSS	(3,228)	(10,653)	(10,936)	(18,989)

OTHER COMPREHENSIVE INCOME
Foreign Currency Translation Adjustment, net of tax of $0	—	1,195	—	2,224
COMPREHENSIVE LOSS	$(3,228)	$(9,458)	$(10,936)	$(16,765)

BASIC AND DILUTED LOSS PER SHARE
Loss per share from continuing operations	$(0.02)	$(0.01)	$(0.04)	$(0.03)
Income (loss) per share from discontinued operations	$0.01	$(0.03)	$—	$(0.04)
TOTAL BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.04)	$(0.04)	$(0.07)
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING	288,233,818	287,988,370	288,167,108	287,988,370

The accompanying notes are an integral part of these financial statements.

COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Six Months Ended March 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,936)	$(18,989)
(Income) loss from discontinued operations	(1,085)	10,957
Adjustments to reconcile net loss to net cash used in operating activities:
Interest and deferred finance charge amortization related to detachable warrants and fixed conversion features	542	543
Depreciation & amortization	318	465
Share-based compensation	1,489	2,800
Amortization of prepaid expenses paid in stock/warrants	180	164
Issuance of warrants for services	57	22
Issuance of stock for services	45	—
Change in fair value of derivative liabilities	(840)	—
Bad debt expense	31	—
Inventory reserve expense and inventory impairment charges	1,139	171
Loss on disposal of fixed assets	90	—
Changes in Assets / Liabilities:
Restricted cash	(8)	—
Accounts receivable	(75)	1,552
Inventory	410	(273)
Prepaids and other current assets	(324)	(277)
Other assets	9	147
Accounts payable and other accruals	(688)	1,132
Deferred revenue	40	(446)
Accrued warranty liability	33	188
Net assets/liabilities of discontinued operations	(2,535)	(11,160)
Cash used in operating activities – continuing operations	(12,108)	(13,004)
Cash used in operating activities – discontinued operations	—	(5,377)
Net cash used in operating activities	$(12,108)	$(18,381)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of property and equipment	$(124)	$(647)
Restricted cash	—	693
Cash provided by (used in) investing activities – continuing operations	(124)	46
Cash used in investing activities – discontinued operations	—	(792)
Net cash used in investing activities	$(124)	$(746)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from exercise of options	$7	$—
Repayment of notes payable	(9,037)	—
Net cash used in financing activities	$(9,030)	$—
Total net decrease in cash and cash equivalents	$(21,262)	$(19,127)
Cash and cash equivalents at beginning of period	23,968	23,085
Cash and cash equivalents at end of period	$2,706	$3,958

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
INTEREST PAID	$430	$374
INCOME TAX PAID	$14	$3

The accompanying notes are an integral part of these financial statements.

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

During the six months ended March 31, 2010, the Company:

Issued 300,000 warrants at an exercise price of $0.45 per share valued at $57,000 in settlement of a legal dispute.

Issued 161,290 shares of common stock to John Brewster, CTC Cable President valued at $45,000 in partial payment of an employment acceptance bonus.

Issued 600,000 warrants at an exercise price of $0.35 per share valued at $95,000 in connection with an ongoing service agreement. The Company recorded $16,000 to general and administrative expense related to services rendered during the six months ended March 31, 2010.

During the six months ended March 31, 2009, the Company:

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

COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Composite Technology Corporation (the “Company”), originally incorporated in Florida and reincorporated in Nevada, is an Irvine, CA based company that has operated in two segments, CTC Cable “Cable” and DeWind “Wind”.  As discussed below, in September 2009, the Company sold substantially all of its Wind segment, which sold wind turbines under the brand name DeWind. The Cable segment sells high efficiency patented composite core electricity conductors known as "ACCC® conductor" for use in electric transmission and distribution lines.  ACCC® conductor is sold in North America directly by CTC Cable to utilities.  ACCC® conductor is sold elsewhere in the world directly to utilities as well as through license and distribution agreements with Lamifil in Belgium, Far East Composite Cable Company in China, and through two Indonesian companies PT Tranka Cable and PT KMI Cable and now through Alcan Cable in the U.S. and Canada.  ACCC® conductor has been sold commercially since 2005 and is currently marketed worldwide to electrical utilities, transmission companies and transmission design/engineering firms.

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

DISCONTINUED OPERATIONS AND SALE OF DEWIND

On September 4, 2009, our DeWind subsidiary sold substantially all of its existing operating assets including all inventories, receivables, fixed assets, wind farm project assets and intangible assets including all intellectual property and transferred substantially all operating liabilities including supply chain and operating expense accounts payables and accrued liabilities, warranty related liabilities for US turbine installations, and deferred revenues.  All of the remaining assets and liabilities of DeWind have been classified as net assets/liabilities of discontinued operations.  All operations of our former DeWind segment have been reported as discontinued operations. See discussion at Note 2.

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

CTC Cable sales for the three and six months ended March 31, 2010 and 2009 consisted of stranded ACCC® conductor and ACCC® hardware sold to end user utilities and sales of ACCC® conductor core and ACCC® hardware to our stranding manufacturers. All ACCC® product related sales were recognized upon delivery of product and transfer of title. For ACCC® conductor product sales made directly by us and not through a manufacturer or distributor, through a third-party insurance company, we provide the option to purchase an extended warranty for periods up to five, seven or ten years. We allocate a portion of sales proceeds to the estimated fair value of the cost to provide such a warranty.  To date, most of our ACCC® related product sales have been without warranty coverage.

CONSULTING REVENUE. Consulting revenues are generally recognized as the consulting services are provided. We have entered into service contract agreements with electric utility and utility services companies that generally require us to provide engineering or design services, often in conjunction with current or future product sales. In return, we receive engineering service fees payable in cash.  For the three and six months ended March 31, 2010 and 2009, we recognized no consulting revenues.

Currently, multiple element contracts where there is no vendor specific objective evidence (VSOE) or third-party evidence (TPE) that would allow the allocation of an arrangement fee amongst various pieces of a multi-element contract, fees received in advance of services provided are recorded as deferred revenues until additional operational experience or other VSOE or TPE becomes available, or until the contract is completed.

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

USE OF ESTIMATES

The preparation of our financial statements conform with US GAAP, which requires management to make estimates and judgments in applying our accounting policies that have an important impact on our reported amounts of assets, liabilities, revenue, expenses and related disclosures at the date of our financial statements. On an on-going basis, management evaluates its estimates including those related to accounts receivable, inventories, share-based compensation, warranty provisions and goodwill and intangibles, as applicable. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from management’s estimates. We believe that the application of our accounting policies requires significant judgments and estimates on the part of management. We believe that the estimates, judgments and assumption upon which we rely are reasonable, and based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the period presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. In many cases, the accounting treatment of a particular transaction is specifically dictated by US GAAP and does not require management's judgment in its application. There are also many areas in which management's judgment in selecting among available alternatives would produce a materially different result.

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

The values of the financial instruments are estimated using the Black-Scholes-Merton (Black-Scholes) option-pricing model. Key assumptions used to value options and warrants granted, issued or repriced are as follows:

	Six Months Ended
	March 31,
	2010	2009
Risk Free Rate of Return	0.82-2.43%	0.50-2.02%
Volatility	95.6-108%	75-96%
Dividend yield	0%	0%
Expected life	2-5 yrs	.5-5 yrs

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

For the three and six months ended March 31, 2010, we recognized gains of $66,000 and $840,000, respectively, related to the revaluation of our derivative liabilities.  The 2010 revaluation gain resulted mainly from the decrease in our stock price from the prior year.

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

On October 1, 2009, the Company adopted new FASB rules related to determining whether an instrument (or embedded feature) is indexed to an entity’s own stock.  Current accounting for derivatives and hedging activities specifies that a contract that would otherwise meet the definition of a derivative, but is both (a) indexed to the Company’s own stock and (b) classified in shareholders’ equity, would not be considered a derivative financial instrument.  The new rules provide a two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the existing scope exception.  In accordance with the new rules, management evaluated outstanding instruments as of October 1, 2009 and determined all warrants and debt conversion arrangements with anti-dilution provisions issued in conjunction with financing events, that are not considered compensatory, are not indexed to our stock and therefore are to be recorded as liabilities at fair value and marked-to-market through earnings.  Accordingly, as of October 1, 2009, we have adjusted the opening balance of accumulated deficit to effect this change in accounting principle as follows:

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

SEC guidance requires share-based compensation to be classified in the same expense line items as cash compensation.  Additionally,  the SEC issued guidance regarding the use of a "simplified" method in developing an estimate of expected term of "plain vanilla" share options in accordance with US GAAP rules. The Staff indicated that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. The Staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies; however, the Staff continues to accept, under certain circumstances, the use of the simplified method. The Company currently uses the simplified method for the expected term in “plain vanilla” share options and warrants.

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

RESTRICTED CASH

Restricted cash represents cash on deposit under control of the Company that secures standby letters of credit and other payment guarantees for certain vendors.  Restricted cash balances, comprised of cash held in escrow in connection with the sale of DeWind as discussed in Note 2, were $17,183,000 and $17,175,000 at March 31, 2010 and September 30, 2009, respectively.  During the six months ended March 31, 2010, we reported an additional $8,000 from interest income, in accordance with the escrow agreement.

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

Change in Accounting Estimate

Effective on October 1, 2009, the Company changed its method of depreciation for production machinery and equipment from the straight-line method to the units-of-production method as described above.  In accordance with US GAAP, the Company accounted for this change in accounting estimate prospectively beginning on October 1, 2009.  See Note 5 for additional information.

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

We did not recognize any impairment charges during the six months ended March 31, 2010 and 2009, respectively.

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

As of March 31, 2010, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis. The fair value of these assets and liabilities was determined using the following inputs:

(Unaudited, In Thousands)
Description	Total	Level 1	Level 2	Level 3
Certificates of deposit (1)	$61	$61	$—	$—
Restricted cash (Note 2)	17,183	17,183	—	—
Total assets	$17,244	$17,244	$—	$—

Derivative liabilities	$730	$—	$—	$730

(1)	Short-term certificates of deposit are included in cash and cash equivalents in our consolidated balance sheet.

During the six months ended March 31, 2010, there were no transfers into or out of Levels 1 and 2.  Financial instruments classified as Level 3 in the fair value hierarchy as of March 31, 2010 include derivative liabilities resulting from recent financing transactions. In accordance with current accounting rules, the derivative liabilities are being marked-to-market each quarter-end until they are completely settled or expire. The derivative liabilities are valued using the Black-Scholes valuation model, using both observable and unobservable inputs and assumptions consistent with those used in our estimate of fair value of employee stock options. See “Derivative Liabilities” above in Note 1.

The following table summarizes our fair value measurements using significant Level 3 inputs, and changes therein, for the six months ended March 31, 2010:

(Unaudited, In Thousands)	Level 3 Derivative Liabilities
Balance as of October 1, 2009	$1,570
Transfers into/out of Level 3	—
Initial valuation of derivative liabilities	—
Change in fair value of derivative liabilities - expired	(131)
Change in fair value of derivative liabilities - held	(709)
Balance as of March 31, 2010	$730

At March 31, 2010 and September 30, 2009, the Company held no assets or liabilities that are measured at fair value on a non-recurring basis.

FAIR VALUE INFORMATION ABOUT FINANCIAL INSTRUMENTS

US GAAP regarding fair value disclosures of financial instruments requires disclosure of fair value information about certain financial instruments for which it is practical to estimate that value. The carrying amounts reported in our balance sheet for cash, cash equivalents, restricted cash, accounts receivable, accounts payable, notes and convertible notes approximate fair value due to the short maturity of these financial instruments. Derivative liabilities are reported at fair value as discussed above. Considerable judgment is required to develop such estimates of fair value. Accordingly, such estimates would not necessarily be indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair amounts.

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

In connection with the sale of DeWind and resulting discontinued operations (see Note 2), our Consolidated Statement of Operations and Comprehensive Loss for the year ended September 30, 2009 included a reclassification adjustment of the accumulated foreign currency translation adjustments for DeWind through September 4, 2009 (date of sale), to recognize the accumulated adjustments as a component of the loss from discontinued operations within net loss. Since inception, other comprehensive income (loss) had been derived from DeWind foreign currency translation adjustments. For the three and six months ended March 31, 2010, other comprehensive income in the amounts of $2,156,000 and $2,690,000, respectively, derived from DeWind foreign currency translations adjustments, has been recognized and included as a component of the Income (Loss) from Discontinued Operations within Net Loss.

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

During the three and six months ended March 31, 2010, we recorded start-up expenses in the amounts of $16,000 and $158,000, respectively, which are included in general and administrative expenses.  Our start-up activities related to professional fees for organization costs incurred.  No start-up expenses were incurred during fiscal 2009.

DEFINED CONTRIBUTION PLAN

The Company maintains a 401(k) plan covering substantially all of its employees who are at least 21 years old with 1,000 hours of service.  Such employees are eligible to contribute a percentage of their annual eligible compensation and receive discretionary Company matching contributions.  Discretionary Company matching contributions are determined by the Board of Directors and may be in the form of cash or Company stock.  To date, the Company has not made any matching contributions in either cash or Company stock. There were no changes to the 401 (k) plan during the six months ended March 31, 2010.

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

No provisions for income taxes were made for the three months ended March 31, 2010 and 2009, respectively.  We made provisions for income taxes of $14,000 and $4,000 for the six months ended March 31, 2010 and 2009, respectively. We have determined that due to our continuing operating losses as well as the uncertainty of the timing of profitability in future periods, we should fully reserve our deferred tax assets. As of March 31, 2010, our deferred tax assets continued to be fully reserved. We will continue to evaluate, on a quarterly basis, the positive and negative evidence affecting our ability to realize our deferred tax assets.

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

During fiscal 2008, the Company’s federal returns were selected for examination by the Internal Revenue Service (IRS) for prior fiscals years ended September 30, 2001 through 2005, all years in which net losses were reported and filed.  The examination has been completed and the Company received a preliminary determination of adjustment from the IRS. During the quarter ended December 31, 2009, the IRS proposed certain preliminary adjustments related to payroll tax returns filed during the period under audit. No adjustments were proposed in connection with our previously filed federal income tax returns.  Based on the IRS findings, the Company recorded a payroll tax liability in the amount of $1,008,000, included as a component of Accounts Payable and Accrued Liabilities (see Note 6), which was allocated to General and Administrative Expense ($560,000), Interest Expense ($277,000) and Other Expense from penalties ($171,000), during the three months ended December 31, 2009.  Payments relating to the assessment arising from the 2001 through 2005 audits will not be made until a final agreement is reached between the Company and the IRS on such assessments or upon a final resolution resulting from the administrative appeals process or judicial action.  The Company has made no payments to date.  During the quarter ended March 31, 2010, the IRS began to provide certain adjustments.  Final determination of adjustment is expected to be received from the IRS during the third quarter ending June 30, 2010.

The Company recognizes potential accrued interest and penalties related to uncertain tax positions in income tax expense, as appropriate. During the three and six months ended March 31, 2010 and 2009, the Company did not recognize any amount of income tax expense from potential interest and penalties associated with uncertain tax positions.

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

The following common stock equivalents were excluded from the calculation of diluted loss per share for the three and six months ended March 31, 2010 and 2009 since their effect would have been anti-dilutive (assumes all outstanding options and warrants are in-the-money):

(Unaudited)	March 31,
	2010	2009
Options for common stock	28,391,172	27,311,020
Warrants for common stock	14,955,001	19,126,115
Convertible Debentures, if converted	—	9,037,280
	43,346,173	55,474,415

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

In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force (ASU 2009-13).  ASU 2009-13 amends accounting for revenue arrangements with multiple deliverables, to eliminate the requirement that all undelivered elements have Vendor-Specific Objective Evidence (VSOE) or Third-Party Evidence (TPE) before an entity can recognize the portion of an overall arrangement fee that is attributable to items that already have been delivered. In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, entities will be required to estimate the selling prices of those elements. The overall arrangement fee will be allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity's estimated selling price. Application of the "residual method" of allocating an overall arrangement fee between delivered and undelivered elements will no longer be permitted upon adoption of ASU 2009-13. Additionally, the new guidance will require entities to disclose more information about their multiple-element revenue arrangements. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption is permitted.  If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity will be required to apply the amendments in this Update retrospectively from the beginning of the entity’s fiscal year.  Additionally, vendors electing early adoption will be required to disclose the following information at a minimum for all previously reported interim periods in the fiscal year of adoption:  revenue, income before income taxes, net income, earnings per share and the effect of the change for the appropriate captions presented.  We expect to adopt this standard on October 1, 2010 and are currently evaluating the impact this standard will have on our consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures About Fair Value Measurements. The ASU requires new disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation of disclosed assets and liabilities, and about inputs and valuation techniques used to measure fair value for both recurring and nonrecurring fair value measurements that fall in either Level 2 or Level 3.  The new disclosures and clarifications of existing disclosures were effective, and adopted, during the Company’s second quarter ended March 31, 2010, however the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 measurements, will be effective for the Company’s first quarter ending December 31, 2011.  Other than requiring additional disclosures, the full adoption of this new guidance will not have an impact on our consolidated financial statements.

Significant recent accounting policies adopted or implemented during the six months ended March 31, 2010

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

On October 1, 2009, we adopted a new FASB rule related to non-controlling interests in consolidated financial statements. The new rule requires the ownership interests in subsidiaries held by parties other than the parent to be treated as a separate component of equity and be clearly identified, labeled, and presented in the consolidated financial statements. The new rule was effective for fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years. Earlier adoption was prohibited. The adoption of this standard did not have an impact on our consolidated financial statements.  On October 1, 2009, we also adopted related guidance, FASB ASU No. 2010-2, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification , which amended certain provisions of the preceding new guidance for non-controlling interests and changes in ownership interests of a subsidiary, specifically related to an entity that experiences a decrease in ownership in a subsidiary.  The new guidance clarifies the scope of the decrease in ownership provisions.  The adoption of this standard did not have an impact on our consolidated financial statements.

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

On January 1, 2010, we adopted the FASB ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures About Fair Value Measurements, which currently requires new disclosures about transfers into and out of Levels 1 and 2. It also clarifies existing fair value disclosures about the level of disaggregation of disclosed assets and liabilities, and about inputs and valuation techniques used to measure fair value for both recurring and nonrecurring fair value measurements that fall in either Level 2 or Level 3.  Other than requiring additional disclosures, the adoption of this new guidance did not have an impact on our consolidated financial statements.

NOTE 2 – DISCONTINUED OPERATIONS AND SALE OF DEWIND

As of March 31, 2010, all operations of our former DeWind segment have been classified as discontinued operations.

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

The sale of DeWind was valued at $49.5 million in cash.  The Company received approximately $32.3 million in cash with $17.2 million in cash escrowed to cover certain contingent liabilities.  Of the escrowed cash, $5.5 million is expected to be released within one year after the achievement of certain milestones and $11.7 million is expected to be released over time periods that may be as late as 2012 under certain conditions. The purchase price is further subject to adjustment based on delivery of the value of the assets transferred net of liabilities assumed.   The Company has placed the $17.2 million in cash in escrow to indemnify the buyer if claims are made against them by third parties and those claims are determined to be valid and enforceable.  Our intention is to vigorously defend against any such claims should they occur.  Defense of such claims may result in additional costs to maintain the Company’s interest in the restricted cash or to limit potential liability.  In the event that claims are successful, the balance payable to the buyer may include all, part, or cash amounts in excess of the $17.2 million escrowed, including potentially an additional $17.7 million up to a total of $34.9 million under certain conditions, which are not expected by the Company.  If such claims are successfully made, this would result in additional losses on the DeWind sale transaction and could require a substantial refund of the proceeds received.  The Company believes the $17.2 million in escrow will be released per the terms of the agreement.  Accordingly, at March 31, 2010, we have classified the $17.2 million held in escrow as restricted cash, with $5.5 million as current and $11.7 million as long-term (see Note 1 “Restricted Cash”).

The consolidated assets and liabilities of our former DeWind segment have been classified on the balance sheet as Net Liabilities of Discontinued Operations.  The asset and liabilities comprising the balances, as classified in our balance sheets, consist of:

(In Thousands)	March 31, 2010	September 30, 2009
	(unaudited)
ASSETS
Accounts Receivable, net	$1,800		$2,461
Prepaid Expenses and Other Current Assets	526		61
TOTAL ASSETS	$2,326		$2,522

LIABILITIES
Accounts Payable and Other Accrued Liabilities	$36,326		$39,356
Deferred Revenues and Customer Advances	2,445		2,869
Warranty Provision	1,015		1,244
Total Current Liabilities	39,786		43,469
Long-Term Portion of Warranty Provision	897		1,120
Total Liabilities	40,683		44,589

Net Liabilities of Discontinued Operations	$ (38,357)	$	(42,067)

Except for former intercompany loans, significantly all of the assets and liabilities of the discontinued operations pertain to activities outside of the United States, primarily for turbines sold and installed in Europe and South America and technology licenses to Chinese customers. At March 31, 2010 and September 30, 2009, included above in Accounts Payable and Other Accrued Liabilities are net payables related to formerly consolidated, now insolvent European subsidiaries of approximately $20 million and $22 million, respectively, substantially all of which has been assigned by the insolvency receiver to a third party. As of March 31, 2010, the net payables from insolvent subsidiaries are comprised of assets in the amount of $8 million and liabilities in the amount of $28 million. We did not receive an update from the insolvency receiver related to the assets and liabilities for the insolvent subsidiaries during the quarter ended March 31, 2010.

The consolidated net loss from operations of our former DeWind segment has been classified on the statements of operations and comprehensive loss, as Loss from Discontinued Operations. Summarized results of discontinued operations are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(Unaudited, In Thousands)	2010	2009	2010	2009
Revenues	$1,131	$9,873	$1,440	$15,931
Cost of Revenues	847	12,023	1,637	17,836
Operating Expenses	136	4,639	1,419	9,083
Other (Income) Expense	(2,159)	49	(2,702)	(23)
Income Tax Expense (Benefit)	—	(13)	1	(8)
(Income) Loss from Discontinued Operations	$2,307	$(6,825)	$1,085	$(10,957)

Since September 4, 2009, the Company has had no continuing involvement with our former DeWind segment; any subsequent cash flows are directly related to the liquidation of the remaining assets and liabilities.  No corporate overhead has been allocated to discontinued operations.

On December 4, 2009 Daewoo Shipbuilding and Marine Engineering (DSME) provided the Company with a preliminary net asset value calculation in accordance with the terms and conditions of the Asset Purchase Agreement dated September 4, 2009.  The Company responded with an adjusted net asset value calculation on December 16, 2009.  In January, 2010 the Company and DSME had a series of meetings to discuss the differences.  Final negotiations and resolution of all differences is expected during the June 2010 quarter.

NOTE 3 - ACCOUNTS RECEIVABLE

Accounts receivable, net consists of the following:

(In Thousands)	March 31, 2010	September 30, 2009
	(unaudited)
Cable Receivables	$1,862	$1,813
Reserves	(87)	(81)
Net Accounts Receivable	$1,775	$1,732

NOTE 4 – INVENTORY

Inventories consist of the following:

(In Thousands)	March 31, 2010	September 30, 2009
	(unaudited)
Raw Materials	$1,914	$2,040
Work-in-Progress	—	—
Finished Goods	2,137	3,261
Gross Inventory	4,051	5,301
Reserves	(1,222)	(923)
Net Inventory	$2,829	$4,378

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

(In Thousands)	Estimated Useful Lives	March 31, 2010	September 30, 2009
		(unaudited)
Office Furniture and Equipment	3-10 yrs	$741	$936
Production Equipment	10-20 yrs	3,863	4,994
Construction-in-Progress	—	—	302
Leasehold Improvements	Lesser of lease term or 7 yrs	757	748
Total Property		5,361	6,980
Accumulated Depreciation		(2,431)	(3,766)
Property and Equipment, net		$2,930	$3,214

Depreciation expense was $192,000 and $318,000, for the three and six months ended March 31, 2010, respectively.  Depreciation expense was $224,000 and $465,000, for the three and six months ended March 31, 2009, respectively.  As of October 1, 2009, the Company changed its method of depreciating production equipment, which included applying an estimated useful life of 10-20 years as compared to a range of 3-10 years applied in prior periods.  Refer to discussion in Note 1 “Property and Equipment – Change in Accounting Estimate”.

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following:

(In Thousands)	March 31, 2010	September 30, 2009
	(unaudited)
Trade Payables	$2,612	$4,179
Accrued Commissions	800	667
Accrued Insurance	102	441
Accrued Payroll and Payroll Related	930	541
Accrued Payroll Tax Liability (A)	1,008	—
Accrued Interest	—	183
Deferred Rents	85	133
Accrued Sales Tax	128	128
Accrued Other	865	945
Total Accounts Payable and Accrued Liabilities	$6,530	$7,217

(A)	During the six months ended March 31 2010, the Company accrued a payroll tax liability as a result of an IRS audit (see “Income Taxes” in Note 1 for additional information).

NOTE 7 – DEFERRED REVENUES AND CUSTOMER ADVANCES

The Company records all cash proceeds received from customers on orders and extended warranties, as opted by the customer, to deferred revenues and customer advances until such time as the revenue cycle is completed and the amounts are recognized into revenues.  Deferred revenues and customer advances consist of the following:

(In Thousands)	March 31, 2010	September 30, 2009
	(unaudited)
Deferred Revenues	$576	$563
Customer Advances	41	14
Total Deferred Revenues and Customer Advances	617	577
Less amount classified in current liabilities	41	16
Long-term Deferred Revenues	$576	$561

Long-term deferred revenue is comprised of long-term extended warranties.

NOTE 8 – SHAREHOLDERS’ EQUITY (DEFICIT)

COMMON STOCK

The following issuances of common stock were made during the six months ended March 31, 2010:

CASH

During the six months ended March 31, 2010 the Company received $7,000 in cash from the exercise of 20,000 consultant options.

SERVICES

During the six months ended March 31, 2010 the Company issued 161,290 shares of common stock to John Brewster, CTC Cable President valued at $45,000 at the date of issuance in partial payment of an employment acceptance bonus.

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

The following table summarizes the Warrant activity for the six months ended March 31, 2010:

(Unaudited)	Number of Warrants	Weighted-Average Exercise Price
Outstanding, September 30, 2009	22,934,649	$0.95
Granted	900,000	0.38
Exercised	—	—
Cancelled	(8,879,648)	1.03
OUTSTANDING, March 31, 2010	14,955,001	$0.87

EXERCISABLE, March 31, 2010	14,455,001	$0.89

On November 13, 2009 we issued 300,000 warrants with a strike price of $0.45 per warrant and a two-year life in settlement of a legal dispute.  We valued the warrants at $57,000 using the Black-Scholes-Merton option pricing model and the following assumptions:
Dividend rate = 0%
Risk free return of 0.82%
Volatility of 108%

Market price of $0.37 per share
Maturity of 2 years

On February 12, 2010 we issued 600,000 warrants with a strike price of $0.35 per warrant and a three-year life in connection with an ongoing service agreement.  The warrants vest in six equal 100,000 share amounts on a quarterly basis, beginning on February 12, 2010.  We valued the warrants at $95,000 using the Black-Scholes-Merton option pricing model and the following assumptions:
Dividend rate = 0%
Risk free return of 1.40%
Volatility of 98%
Market price of $0.28 per share
Maturity of 3 years

Management has reviewed and assessed the warrants issued during the six months ended March 31, 2010 and determined that they do not qualify for treatment as derivatives under applicable US GAAP rules.

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

The values of the financial instruments are estimated using the Black-Scholes option-pricing model. Key assumptions used during the six months ended March 31, 2010 and 2009 to value options granted are as follows:

	Six Months Ended
	March 31,
	2010	2009
Risk Free Rate of Return	2.18-2.43%	0.50-2.02%
Volatility	95.6%	96%
Dividend yield	0%	0%
Expected life	5 years	.5-5 years

Our computation of expected volatility for the six months ended March 31, 2010 is based on historical volatility over the expected life of the options granted. Our computation of expected life is based on historical exercise patterns pursuant to SEC guidelines. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

Share-based compensation included in the results of operations for the three and six months ended March 31, 2010 and 2009 is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(Unaudited, In Thousands)	2010	2009	2010	2009
Cost of Product Sold	$37	$29	$55	$45
Officer Compensation	360	769	687	1,260
Selling and marketing	103	210	188	446
Research and development	14	334	66	502
General and administrative	311	329	493	547
Totals	$825	$1,671	$1,489	$2,800

The Company recorded $20,000 and $89,000 of equity-based compensation into discontinued operations for the three and six months ended March 31, 2010, respectively.  The Company recorded $248,000 and $672,000 of equity-based compensation into discontinued operations for the three and six months ended March 31, 2009, respectively.

As of March 31, 2010, there was $3.3 million of total unrecognized compensation cost related to unamortized accrued share-based compensation arrangements related to outstanding employee stock options. The costs are expected to be recognized over a weighted-average period of 2.0 years.  For the remainder of fiscal 2010, we expect share-based compensation expense related to employee stock options of $1,182,000 before income taxes. Such amounts may change as a result of additional grants, forfeitures, modifications in assumptions and other factors.

Significantly all of our existing options are subject to time of service vesting.  Our stock options vest either on an annual or a quarterly basis for options subject to time of service vesting, or on specific performance measurements for option vesting tied to performance criteria.  Compensation cost is generally calculated on a daily basis over the requisite service period incorporating actual vesting period dates, and includes expected forfeiture rates between 0% and 15%.

Certain options granted under the 2008 Plan may be exercised at any time for restricted stock of the Company if not otherwise prohibited by the Company’s Board of Directors.  Any 2008 Plan option exercises for unvested options have restricted stock issued that is earned according to the terms of the option agreement that gave rise to the restricted stock issuance.  The Company has the right, but not the obligation, to repurchase restricted stock that is unearned as of the date of any optionee’s termination.  As of March 31, 2010 all of the 2008 Plan option grants were exercisable. To date, no restricted stock has been issued under the 2008 Plan.  Of the 2008 plan options exercisable, 3,959,751 options were vested and exercisable into unrestricted stock.

The following table summarizes the Stock Plan stock option activity for the six months ended March 31, 2010:

(Unaudited)	2002 Plan Number of Options	2008 Plan Number of Options	Total Number of Options	Average Exercise Price
Outstanding, September 30, 2009	16,212,156	9,688,808	25,900,964	$0.35
Granted	—	2,660,000	2,660,000	0.35
Exercised	(20,000)	—	(20,000)	0.35
Cancelled	(27,916)	(121,876)	(149,792)	0.35
Outstanding, March 31, 2010	16,164,240	12,226,932	28,391,172	$0.35

Exercisable , March 31, 2010	14,830,391	12,226,932	27,057,323	$0.35

The weighted-average remaining contractual life of the options outstanding at March 31, 2010 was 6.9 years. The exercise prices of the options outstanding at March 31, 2010 ranged from $0.25 to $1.00, and information relating to these options is as follows (unaudited):

Range of Exercise Prices	Stock Options Outstanding	Stock Options Exercisable	Weighted Average Remaining Contractual Life in years	Weighted Average Exercise Price of Options Outstanding	Weighted Average Exercise Price of Options Exercisable
$0.25-0.34	728,000	728,000	6.75	$0.25	$0.25
$0.35-$0.49	27,633,772	26,299,923	6.91	$0.35	$0.35
$1.00-$1.49	29,400	29,400	0.91	$1.00	$1.00
Total	28,391,172	27,057,323

NOTE 10 – LITIGATION

Stribog Ltd (formerly DeWind Ltd) .v. FKI Plc. and FKI Engineering Ltd.

On October 30, 2009 the Company’s wholly owned subsidiary, Stribog Ltd. (formerly DeWind Ltd.), filed an action for negative declaration in the Court of Lubeck, Germany against FKI (Case No. 23568 Lubeck) to set the value of the intellectual property of DeWind GmbH that had been transferred to DeWind Ltd. in August, 2008 and to verify the propriety of the transfer.  The intellectual property had been transferred under the terms of a DeWind intercompany agreement for 500,000 Euros ($635,000 at May 6, 2010 exchange rates) prior to the DeWind GmbH insolvency filing.  FKI claims the value of the intellectual property is significantly higher and as a result, that the transfer was improperly conducted.  The Company believes that fair market value was paid for this intellectual property.  FKI was formally served in November, 2009 on this negative declaratory relief action.  Stribog Ltd. has not recorded a liability associated with the difference in the price paid by Stribog Ltd. and any value claimed by FKI, as it is uncertain whether the court will uphold or deny the compensation paid by Stribog Ltd. for the intellectual property.

FKI Engineering Limited and FKI plc v. Stribog Ltd and De Wind GmbH

On or about January 21, 2010, FKI Engineering Ltd. and FKI Engineering, formerly FKI Plc., filed an action against Stribog Ltd., formerly DeWind Ltd., in the Commercial Court, Queen’s Bench Division, United Kingdom (Case No. 2010 Folio 61).  FKI’s claim is brought pursuant to an assignment agreement executed by the insolvency administrator assigning FKI the right to pursue claims on behalf of DeWind GmbH for amounts allegedly owed to DeWind GmbH from various companies.  FKI claims that Stribog Ltd. is in breach of an August 1, 2005 business transfer agreement where DeWind GmbH agreed to sell and Stribog Ltd. agreed to purchase the assets of DeWind GmbH.  FKI claims that DeWind GmbH is owed approximately 46,681,543 Euros ($59,300,000 at January 29, 2010 exchange rates). Stribog Ltd. disputes that it owes any funds to DeWind GmbH and is vigorously contesting the validity of this allegation.

Composite Technology Corporation and CTC Cable Corporation v. Mercury Cable & Energy, LLC, Ronald Morris, Edward Skonezny, Wang Chen, and “Doe” Defendants 1-100 (“Mercury”)

On August 15, 2008 the Company filed suit in the Superior Court of the State of California, County of Orange, Central Justice Center (Case No. 30-2008 00110633) against the Mercury parties including multiple unknown “Doe” defendants, expected to be named in discovery proceedings, claiming Breach of Contract, Unfair Competition, Fraud, Intentional Interference with Contract, and Injunctive Relief.  Several of the Mercury parties had filed a claim under the Company’s Chapter 11 bankruptcy proceedings which was settled during the bankruptcy and which provided for certain payments from the Mercury parties to the Company for sales made to China.  The settlement agreement included non-compete agreements and stipulated the need to maintain confidentiality for the Company’s technology, processes, and business practices.  The Company claims that the Mercury parties have taken actions, which violate the Settlement Agreement and the Bankruptcy Court Order, including the development of and attempting to market similar conductor products and misusing confidential information and the Company further claims that the Settlement Agreement was entered into with fraudulent intent.  The Company claims that the Mercury parties engaged in unlawful, unfair, and deceptive conduct and that these actions were performed with malice and with intent to cause injury to the Company.  The Company is asking for actual damages, punitive damages, and attorney’s fees.  No estimate of such damages can be made at this time and no accrual for such fees is included in the Company’s financial statements at March 31, 2010.

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

On March 2, 2009, the Company’s subsidiary, CTC Cable Corporation ("CTC Cable"), filed a lawsuit against Mercury Cable & Energy, LLC ("Mercury") in the United States District Court for the Central District of California, Southern Division (Case No. SA CV 09-261 DOC (MLGx)), seeking damages for infringement of CTC Cable's United States Patent No. 7,368,162 (’162) and United States Patent No. 7,211,319 (‘319), and for infringement of a CTC Cable copyright registration.  The Company is asking for actual damages, treble damages, attorneys fees, interest, costs and injunctive relief.  No estimate of such damages can be made at this time and no accrual for the Company’s future fees and costs is included in the Company's financial statements at March 31, 2010.

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

On November 4, 2009, the Patent Office issued a first Office Action in the re-examination of the '319 patent.  As is common practice, the Patent Office initially rejected most of the claims based on the prior art patents submitted with Mercury's reexamination request pending response by CTC. However, the Patent Office did confirm the validity of claim 17 of reexamination request. On November 23, 2009, Mercury issued a press release falsely stating that the Patent Office “invalidated” 28 of 29 claims contained in the '319 patent.  Contrary to Mercury's latest press release, the Office Action did not serve to invalidate any claims of the patent and all of the Company’s patent claims being reexamined remained in force during the pendency of the reexamination.

On February 24, 2010, the Patent Office issued an official Notice of Intent to Issue Ex Parte Re-examination Certificate (“Notice”) for U.S. Patent No. 7,368,162 ("'162 patent").  In the Notice, the Patent Office confirmed the patentability of eight (8) original claims, and approved the other twenty eight (28) original claims with only minor amendments. The Patent Office further allowed forty seven (47) new claims, bringing the total claim count in this patent to eighty three (83) claims. No claims were finally rejected.

On March 1, 2010, the Patent Office issued an official Notice of Intent to Issue Ex Parte Re-examination Certificate (“Notice”) for U.S. Patent No. 7,211,319 ("'319 patent"). In the Notice, the Patent Office approved the twenty-nine (29) original claims with only minor amendments. The Patent Office further allowed forty-three (43) new claims, bringing the total claim count in this patent to seventy-two (72) claims. No claims were finally rejected.

CTC Cable's suit against Mercury for willful patent infringement had been stayed by the Court pending the outcome of the reexamination of the '319 patent and of the ‘162 patent.  On March 23, 2010, CTC filed a stipulated request to lift the stay and allow the suit to proceed.  On March 24, 2010, the United States District Court issued an Order granting the request and lifted the stay of proceedings.  Discovery is now ongoing.

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

On October 13, 2009, the Company and the individual defendants filed demurrers (motions to strike) to the Complaint on the grounds that Plaintiff Thomas did not make a written demand on the Company’s board of directors prior to filing the Complaint as required under Nevada law and that any decisions made by the individual director/office defendants in relation to the subject matter of the Complaint are protected under the business judgment rule.  Prior to the scheduled hearing on the demurrer, Plaintiff Thomas filed a First Amended Complaint on or about November 11, 2009 naming three additional current board members.  In addition, on October 20, 2009, the Company filed a Motion to Stay Discovery in this matter on the grounds that Plaintiff Thomas should not be permitted to conduct discovery until such time as the dispute over the sufficiency of the First Amended Complaint is decided by the Court. On January 22, 2010, the Company filed another demurrer (motion to strike) to the First Amended Complaint on the same grounds as the original demurrers.  On March 8, 2010, the Court overruled the Company’s demurrer and lifted the stay on discovery.  On May 4, 2010, the Court held a Case Management Conference and set the case for trial beginning on November 8, 2010.  Discovery is now ongoing.  The Company has not reserved any amounts for this litigation as the amounts are undeterminable and are further eligible for reimbursement under existing insurance policies.

NOTE 11 – SEGMENT INFORMATION

As of March 31, 2010, we manage and report our operations through one business segment: CTC Cable.  During the year ended September 30, 2009 we revised our segments to reflect the disposal of DeWind. DeWind comprised our previously reported Wind segment, which has been presented as discontinued operations in our Consolidated Financial Statements (see Note 2).  When applicable, segment data is organized on the basis of products. Historically, the Company evaluates the performance of its operating segments primarily based on revenues and operating income, any transactions between reportable segments are eliminated in the consolidation of reportable segment data.

Located in Irvine, California with sales operations in the U.S., China, Europe, the Middle East and Brazil, CTC Cable produces and sells ACCC® conductor and related ACCC® hardware products. ACCC® conductor production is a two step process. The Irvine operations produce the high strength, light weight, composite ACCC® core, which is then shipped to one of our conductor standing licensees in the U.S., Canada, Belgium, China, Indonesia or Bahrain where the core is stranded with conductive aluminum to become ACCC® conductor.  ACCC® conductor is sold in North America directly by CTC Cable to utilities.  ACCC® conductor is sold elsewhere in the world directly to utilities as well as through license and distribution agreements with Lamifil in Belgium, Far East Composite Cable Company in China, and through two Indonesian companies PT Tranka Cable and PT KMI Cable and now through Alcan Cable in the U.S. and Canada.  ACCC® conductor has been sold commercially since 2005 and is currently marketed worldwide to electrical utilities, transmission companies and transmission design/engineering firms.

The Company operates and markets its services and products on a worldwide basis:

	Three Months Ended March 31,		Six Months Ended March 31,
(Unaudited, In Thousands)	2010	2009	2010	2009
Europe	$16	$(91)	$105	$641
China	181	5,175	181	7,553
Other Asia	1,615	—	1,622	9
North America	2,430	1,113	3,607	1,829
South America	10	1	1,438	1
Mexico	—	4	—	529
Total Revenue	$4,252	$6,202	$6,953	$10,562

All long-lived assets, comprised of property and equipment, are located in the United States.

For the three months ended March 31, 2010, three customers represented 94% of revenue (two in the U.S. at 56% and one in Indonesia at 38%). For the six months ended March 31, 2010, four customers represented 91% of revenue (two the U.S. at 47%, one in Chile, South America at 21% and one in Indonesia at 23%).

For the three months ended March 31, 2009, two customers represented approximately 100% of revenue (one in China at 83% and one in the U.S. at 17%). For the six months ended March 31, 2009, five customers represented 98% of revenue (one in China at 72%, one in the U.S. at 10%, one in Europe at 6%, one in Canada at 5% and one in Mexico at 5%).  No other customer represented greater than 5% of consolidated revenue.

NOTE 12 – SUBSEQUENT EVENTS (Unaudited)

Management evaluated all subsequent events through the issue date of the consolidated financial statements and concluded that no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to financial statements, except as disclosed below.

In April 2010, Composite Technology Corporation issued a $10.0 million Senior Secured Loan due in April 2012 and received $9.7 million in cash net of fees and costs of $0.3 million.  The loan bears interest at 7.5% payable monthly on balances secured by qualified accounts receivable of the Company and interest at 12.5% payable monthly on balances not secured by qualified accounts receivable.  Qualified accounts receivable consist of 80% of current trade accounts receivable.  The loan package included an issuance of a total of 10 million warrants to purchase a like number of the Company’s common stock in two tranches.  The first tranche is for 5 million warrants with a three year life and an exercise price of $0.29 per warrant.  The second tranche is for 5 million warrants with a five year life and an exercise price of $1.00 per warrant.  Both warrant tranches may be exercised at any time prior to expiration on a cashless basis and are automatically exercised at expiration on a cashless basis for shares of the Company.

The loan has two financial covenants, measured monthly consisting of i) a liquidity covenant and ii) a profitability covenant.  The liquidity covenant requires the maintenance of a minimum of $7.5 million of combined cash and accounts receivable balances, measured at month-end.  The profitability covenant consists of a maximum accumulated adjusted operating loss of $5.0 million, measured beginning April 1, 2010.  The adjusted operating loss consists of operating loss, less depreciation, amortization, and certain other non-cash charges including stock related compensation and increased or decreased by the corresponding increase or decrease in deferred revenues as compared to the March 31, 2010 deferred revenue balance.

The loan may be prepaid at any time prior to April 12, 2012 with a prepayment penalty of 3% of principal if prepaid in the first year and 1.5% of principal if prepaid in the second year of the loan.

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

The following discussion and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” and similar terms. Our actual results could differ materially from any future performance suggested in this report as a result of factors, including those discussed elsewhere in this report and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009. All forward-looking statements are based on information currently available to Composite Technology Corporation and we assume no obligation to update such forward-looking statements, except as required by law. Service marks, trademarks and trade names referred to in this Form 10-Q are the property of their respective owners.

OVERVIEW

The financial results for the six months ended March 31, 2010 reflected revenue declines over prior year periods caused by significant order reductions from customers in China, Mexico, and Europe.  These declines were partially offset by order increases from North American, South American, and other Asian market customers. CTC Cable business growth slowed due to the continuing worldwide economic downturn that resulted in delays of several anticipated line projects that had specified ACCC® conductor in both new international markets and the United States.   This resulted in a decrease to 545 kilometers of ACCC® products shipped in the six months ended March 31, 2010 from 1,715 kilometers in the six months ended March 31, 2009.  The decrease in shipments resulted in significant decreases in production levels during the quarter for our manufacturing plant in Irvine, California.  While our individual sales at historical standard costs were in line with historical margins, the historically low utilization of our plant resulted in a much less efficient allocation of our fixed overhead and trained production labor force.  If order levels and production levels increase, the Company expects to see gross margins in line with historical levels.

In January 2010, Composite Technology Corporation repaid $9.0 million to fully redeem $9.0 million of Senior Convertible Debentures upon their maturity.  Repayment was made out of cash on hand.

In February 2010, CTC Cable signed distribution and manufacturing agreements with Alcan Cable.  The distribution agreement calls for Alcan to distribute ACCC® conductor to certain of their customers.  In order to maintain exclusive distribution rights with certain Alcan customers in the U.S. and Canada, Alcan has agreed to purchase minimum quantities of ACCC® conductor during calendar year 2010 and potentially through 2012.  The term of the contract is one year, which may be extended for an additional two years if Alcan sells a minimum quantity of ACCC® conductor within the first year and achieves stranding qualifications. CTC Cable expects that the Alcan Cable distribution agreement will provide revenue orders beginning later in 2010.  The agreements call for Alcan to receive a license to strand ACCC® conductor for delivery in North America after certification requirements are met, which is expected later in 2010.

In March 2010, CTC Cable continued to fill key positions to drive business development expansion strategies and business optimization.  CTC Cable filled voids in our business development and operational environment with crucial resource skill-sets.  For the foreseeable future, CTC Cable will continue its efforts to obtain highly specialized expertise in research & development and engineering to maintain its competitive advantage with human capital for new product development and on-going enhancements to its existing composite core patented technology.

In April 2010, Composite Technology Corporation issued a $10.0 million Senior Secured Loan due in April 2012 and received $9.7 million in cash net of fees and costs of $0.3 million.  The loan bears interest at 7.5% payable monthly on balances secured by qualified accounts receivable of the Company and interest at 12.5% payable monthly on balances not secured by qualified accounts receivable.  Qualified accounts receivable consist of 80% of current trade accounts receivable.  The loan package included an issuance of a total of 10 million warrants to purchase a like number of the Company’s common stock in two tranches.  The first tranche is for 5 million warrants with a three year life and an exercise price of $0.29 per warrant.  The second tranche is for 5 million warrants with a five year life and an exercise price of $1.00 per warrant.  Both warrant tranches may be exercised at any time prior to expiration on a cashless basis and are automatically exercised at expiration on a cashless basis for shares of the Company.

The loan has two financial covenants, measured monthly consisting of i) a liquidity covenant and ii) a profitability covenant.   The liquidity covenant requires the maintenance of a minimum of $7.5 million of combined cash and accounts receivable balances, measured at month end.  The profitability covenant consists of a maximum accumulated adjusted operating loss of $5.0 million, measured beginning April 1, 2010.  The adjusted operating loss consists of operating loss, less depreciation, amortization, and certain other non-cash charges including stock related compensation and increased or decreased by the corresponding increase or decrease in deferred revenues as compared to the March 31, 2010 deferred revenue balance.

The loan may be prepaid at any time prior to April 12, 2012 with a prepayment penalty of 3% of principal if prepaid in the first year and 1.5% of principal if prepaid in the second year of the loan.

Additionally, CTC Cable continuously performs various on-going research and development testing activities to qualify its ACCC® conductor products and related ACCC® hardware products with upcoming utility project opportunities with potential customers.  During the March 2010 quarter, CTC Cable completed various test installations that have or may result in further customer orders. Also, the Company continued to develop a new ACCC® conductor - TP® that will have superior engineering advantages over General Cable Technologies’ T-2® conductors with testing to begin in the second half of the fiscal year.

CTC Cable Division

Located in Irvine, California with sales operations in Irvine, California, China, Europe, the Middle East, and Brazil, CTC Cable produces and sells ACCC® conductor products and related ACCC® hardware products. ACCC® conductor production is a two step process. The Irvine operations produce the high strength, light weight, composite ACCC® core, which is then shipped to one of six conductor stranding licensees in the U.S., Belgium, China, Indonesia or Bahrain where the core is stranded with conductive aluminum to become ACCC® conductor.  ACCC® conductor is sold in North America directly by CTC Cable to utilities.  ACCC® conductor is sold elsewhere in the world directly to utilities as well as through license and distribution agreements with Lamifil in Belgium, Far East Composite Cable Company in China, and through two Indonesian companies PT Tranka Cable and PT KMI Cable and now through Alcan Cable in the U.S. and Canada.  ACCC® conductor has been sold commercially since 2005 and is currently marketed worldwide to electrical utilities, transmission companies and transmission design/engineering firms.

RECENT DEVELOPMENTS

Looking forward into the remainder of fiscal 2010, CTC Cable will pursue its domestic and international business development growth strategy by continuing to expand its sales channel partners with global stranders, strategic consultants, sales agents, and market distributors as well as increase direct business development resources at CTC Cable.  Through these channel networks, CTC Cable will continue to drive revenue by focusing on existing and new utility project opportunities in its core domestic and international pipeline, penetrating new developing and emerging markets, leveraging new and existing distribution channels, and revitalizing the lagging Chinese market.  CTC Cable will also continue its efforts to obtain federal and state incentives made available to utilities for the use of efficient transmission conductors, which should be favorable to ACCC® conductor.  To balance the additional resources needed to support CTC Cable’s growth expansion strategy, the Company is establishing various business optimization initiatives to further augment its efforts to maintain its competitive advantage in the marketplace.  This entails a realignment of CTC Cable’s supply chain model to drive certain cost saving opportunities including moving towards a fixed to variable cost framework that optimizes operational resources, renegotiating current pricing with key supplier sources of core production raw materials, outsourcing non-core production activities, implementing activity-based costing measures for projects to better monitor performance and maximize profit margins and increasing production efficiency through enhancement of automation techniques.

Despite slower than expected sales in the beginning of this year attributable to customers pushing orders out to the later half of the year, CTC Cable’s business development efforts continue to show growth through orders from new and existing customers.  Market penetration continues with sales to new customers worldwide.  In support of this continued expansion and the projected growth over the next twelve month period, CTC Cable is pursuing relationships with additional suppliers and working with our existing suppliers to expand the support of ACCC® conductors and hardware into new geographic regions.  These expanded efforts are focused not only on new stranding partners but are also targeted towards developing multiple hardware suppliers.  The availability of ACCC® hardware from different regions will support our recent efforts to sign agreements with additional stranding sources. Discussions with new stranding partners are continuing at multiple locations worldwide in particular with several stranding manufacturers and distributors in Asia, South America, and Mexico.   The strategy to localize stranding and hardware manufacturing will provide a solid platform from which to grow cable sales and to provide support for our worldwide customer base.

CTC Cable Revenues were as follows for the three and six months ended March 31, 2010 and 2009:

(Unaudited, In Thousands -	Three Months Ended March 31,		Six Months Ended March 31,
except kilometer related amounts)	2010	2009	2010	2009
Europe	$16	$(91)	$105	$641
China	181	5,175	181	7,553
Other Asia	1,615	—	1,622	9
North America	2,430	1,113	3,607	1,829
South America	10	1	1,438	1
Mexico	—	4	—	529
Total Revenue	$4,252	$6,202	$6,953	$10,562
Kilometers shipped	390	1,153	545	1,715
Revenue per kilometer	$9,732	$4,589	$11,010	$5,170

The worldwide economic downturn continues to effect sales of ACCC® conductor worldwide and has impacted the timeline for receipt of new cable orders.  This trend looks to continue through 2010 with many projects delayed until the later half of 2010 or through 2011.

Total Revenues for the quarter decreased to $4.3 million as compared to $6.2 million for the same period in the prior year.  CTC Cable’s gross margins were negatively impacted by several factors.  Gross margins for the quarter decreased to 23.8% as compared to 34.7% in the prior year.   During the March 2010 quarter, we sold primarily ACCC® conductor, which carries lower margins per revenue dollar.  In addition, our plant utilization was inefficient during the quarter due to the low production levels.  Our plant carries fixed costs for rent and labor which is based on plant utilization in excess of 20% to build our ACCC® core including our production teams, quality assurance, and infrastructure groups.  During the March 2010 quarter, we produced at less than 10% plant capacity.  This resulted in a negative production cost variance that will be reduced as additional expected orders are received in the later half of the fiscal year.

CTC Cable’s operating expenses increased from the December 2009 quarter primarily related to reallocation of personnel and overhead costs to general and administrative expenses from production related expenses which are normally recorded to inventory and costs of sales and which were caused by the low plant utilization, additional headcounts in the business development and operations environment, higher expenditures associated with pursuing CTC Cable’s efforts to expand the Company’s domestic and international business development growth strategy.

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

On December 4, 2009 DSME provided the Company with a preliminary net asset value calculation in accordance with the terms and conditions of the Asset Purchase Agreement dated September 4, 2009.  The Company responded with an adjusted net asset value calculation on December 16, 2009.  In January, 2010 the Company and DSME had a series of meetings to discuss the differences.  Final negotiations and resolution of all differences is expected during the June 2010 quarter.

As of March 31, 2010, the remaining assets and liabilities of the discontinued operations consist of the following:

(Unaudited, In Thousands)	March 31, 2010
ASSETS
Accounts Receivable, net	$1,800
Prepaid Expenses and Other Current Assets	526
TOTAL ASSETS	$2,326

LIABILITIES
Accounts Payable and Other Accrued Liabilities	$36,326
Deferred Revenues and Customer Advances	2,445
Warranty Provision	1,912
Total Liabilities	40,683

Net Liabilities of Discontinued Operations	$(38,357)

Significantly all of the assets and liabilities of the discontinued operations pertain to activities outside of the United States, primarily for turbines sold and installed in Europe and South America and technology licenses to Chinese customers.  At March 31, 2010, included above in Accounts Payable and Other Accrued Liabilities are net payables related to formerly consolidated, now insolvent European subsidiaries of approximately $20 million, substantially all of which has been assigned by the insolvency receiver to FKI, a former owner of DeWind engaged in discovery and threats of litigation with Stribog Ltd., formerly DeWind Ltd.  As of March 31, 2010, the net payables to insolvent subsidiaries are comprised of assets in the amount of $8 million and liabilities in the amount of $28 million. We did not receive an update from the insolvency receiver related to the assets and liabilities for the insolvent subsidiaries during the quarter ended March 31, 2010.

RESULTS OF OPERATIONS

The following table presents a comparative analysis of Revenue, Cost of Revenues, and Gross Margins for continuing operations, our CTC cable division:

	Three Months Ended March 31,		Six Months Ended March 31,
(Unaudited, In Thousands)	2010	2009	2010	2009
Product Revenue	$4,252	$6,202	$6,953	$10,562
Cost of Revenue	$3,241	$4,050	$5,724	$7,132
Gross Margin	$1,011	$2,152	$1,229	$3,430
Gross Margin %	23.8%	34.7%	17.7%	32.5%

PRODUCT REVENUE:  Product revenues decreased $1.9 million, or 31%, from $6.2 million in 2009 to $4.3 million for the three months ended March 31, 2010, and decreased $3.6 million, or 34%, from $10.6 million in 2009 to $7.0 million for the six months ended March 31, 2010.

The decrease for the three months ended March 31, 2010 was primarily related to a significant decline in shipments of 1,063 km of ACCC® products to China, offset by increases in shipments of 300 km of ACCC® products within North America and to Indonesia and Europe. The decrease for the six months ended March 31, 2010 was primarily related to a significant decline in shipments of 1,403 km of ACCC® products to China, offset by increases in shipments of 233 km of ACCC® products within North America and to South America, Indonesia and Europe.

COST OF REVENUE: Cost of revenue represent materials, labor, freight, product cost depreciation and allocated overhead costs to produce ACCC® conductor, ACCC® core, and related hardware.  Cost of revenue decreased $0.9 million, or 20%, from $4.1 million in 2009 to $3.2 million for the three months ended March 31, 2010, and decreased $1.4 million, or 20%, from $7.1 million in 2009 to $5.7 million for the six months ended March 31, 2010.

Cost of revenue and resultant gross margin: The gross margin percentages for the three and six months ended March 31, 2010 decreased primarily due to production inefficiencies as a result of significant idle production capacity, and inventory reserves recorded in the respective periods.

The following table presents a comparative analysis of operating expenses for continuing operations:

	Three Months Ended March 31,
	2010			2009
(Unaudited, In Thousands)	Corporate	Cable	Total	Corporate	Cable	Total
Officer Compensation	$656	$160	$816	$1,013	$—	$1,013
General and Administrative	1,588	1,538	3,126	1,628	602	2,230
Research and Development	—	490	490	—	737	737
Sales and Marketing	—	1,847	1,847	—	1,458	1,458
Depreciation and Amortization	—	163	163	—	92	92
Total Operating Expenses	$2,244	$4,198	$6,442	$2,641	$2,889	$5,530

	Six Months Ended March 31,
	2010			2009
(Unaudited, In Thousands)	Corporate	Cable	Total	Corporate	Cable	Total
Officer Compensation	$1,225	$160	$1,385	$1,756	$—	$1,756
General and Administrative	4,195	2,796	6,991	3,127	1,340	4,467
Research and Development	—	1,146	1,146	—	1,411	1,411
Sales and Marketing	—	2,984	2,984	—	2,747	2,747
Depreciation and Amortization	—	259	259	—	182	182
Total Operating Expenses	$5,420	$7,345	$12,765	$4,883	$5,680	$10,563

OFFICER COMPENSATION: Officer Compensation represents CTC Corporate and Cable expenses and consists primarily of salaries, consulting fees paid in cash, and the fair value of stock grants issued to officers of the Company. Officer compensation decreased $0.2 million, or 19%, from $1.0 million in 2009 to $0.8 million for the three months ended March 31, 2010, and decreased $0.4 million, or 21%, from $1.8 million in 2009 to $1.4 million for the six months ended March 31, 2010.  The decreases for the three and six months ended March 31, 2010 were primarily due to lower fair value share-based compensation expense for vested stock options, offset by an increase in officer salaries with the addition of one officer in December 2009.

GENERAL AND ADMINISTRATIVE: General and administrative expense consists primarily of salaries and employee benefits for administrative personnel, professional fees, facilities costs, insurance, travel, share-based compensation charges and any expenses related to reserves for uncollectible receivables. G&A expense increased $0.9 million, or 40%, from $2.2 million in 2009 to $3.1 million for the three months ended March 31, 2010, and increased $2.5 million, or 57%, from $4.5 million in 2009 to $7.0 million for the six months ended March 31, 2010.

The increase of $0.9 million for the three months ended March 31, 2010 was primarily from an increase in Cable related G&A derived from increases headcount and headcount related costs, and facilities costs due to significant idle capacity during the three months ended March 31, 2010.

The increase of $2.5 million for the six months ended March 31, 2010 was due to a $1.1 million increase from corporate and $1.4 million increase from Cable.  The corporate related G&A increase is derived primarily from increases in professional service fees, start-up costs related to the organization of a new entity, and payroll taxes accrued in connection with an IRS payroll tax audit as discussed in Note 1 (“Income Taxes”) to the consolidated financial statements.  The $1.4 million increase in Cable related G&A is derived primarily from headcount and headcount related costs and facilities costs due to significant idle capacity.

RESEARCH AND DEVELOPMENT:  Research and development expenses consist primarily of salaries, consulting fees, materials, tools, and related expenses for work performed in designing and developing of manufacturing processes for the Company's products. Research and Development expenses decreased by $0.2 million, or 34%, from $0.7 million in 2009 to $0.5 million for the three months ended March 31, 2010, and decreased by $0.3 million, or 19%, from $1.4 million in 2009 to $1.1 million for the six months ended March 31, 2010.

The net decreases for the three and six months ended March 31, 2010 were primarily due to significantly lower fair value share-based compensation expense for vested stock options, offset by higher headcount costs, professional service fees and R&D product testing and validation costs.

SALES AND MARKETING: Sales and marketing expenses consist primarily of salaries, consulting fees, materials, travel, and other expenses performed in marketing, sales, and business development efforts for the Company. Sales and marketing expenses increased $0.4 million, or 27%, from $1.4 million in 2009 to $1.8 million for the three months ended March 31, 2010, and increased $0.2 million, or 9%, from $2.7 million in 2009 to $2.9 million for the six months ended March 31, 2010.

The net increases for the three and six months ended March 31, 2010 were primarily related to increases headcount and headcount related costs, commissions and incentives expense, and professional service fees, offset by a decrease in share-based compensation charges.

DEPRECIATION AND AMORTIZATION: Depreciation and amortization expense consists of the depreciation and amortization of the Company's capitalized assets used in operations, excluding product cost depreciation (refer to cost of revenue discussion above).  Depreciation expense increased $71,000, or 77%, from $92,000 in 2009 to $163,000 for the three months ended March 31, 2010, and increased $77,000, or 42%, from $182,000 in 2009 to $259,000 for the six months ended March 31, 2010. The increases were primarily due to a higher non-production based asset base compared to the prior year corresponding period.

INTEREST EXPENSE: Interest expense consists of the cash interest payable on the Company’s Convertible Note and the amortization of the Convertible Note discount recorded for the value of the warrants and conversion features issued in conjunction with the Convertible Notes.  Interest expense decreased $278,000, or 61%, from $453,000 in 2009 to $175,000 for the three months ended March 31, 2010, and increased $158,000, or 17%, from $0.9 million in 2009 to $1.1 million for the six months ended March 31, 2010. The decrease in the three months ended March 31, 2010 was primarily due to the maturity and resultant payment of our convertible note in January 2010.  The increase in the six months ended March 31, 2010 was due to additional discount amortization of a beneficial conversion feature liability recognized in earnings from October 2009 through January 2010 (refer to Note 1 to the consolidated financial statements “Derivative Liabilities and Change in Accounting Principle”).

INTEREST INCOME: The interest income changes from period to period are due to changes in the underlying cash balances.  Interest income increased by $2,000 and $6,000 in the three and six months ended March 31, 2010, respectively, compared to the same periods in the prior year.  The cash level at March 31, 2010 was higher than March 31, 2009 primarily due to the DeWind sale proceeds from September 2009.

CHANGE IN FAIR VALUE OF DERIVATIVE LIABILITIES: Refer to discussion at Note 1 (“Derivative Liabilities”) to the consolidated financial statements.

INCOME TAXES:  No provisions for income taxes were made for the three months ended March 31, 2010 and 2009, respectively.  We made provisions for income taxes of $14,000 and $4,000 for the six months ended March 31, 2010 and 2009, respectively. We have determined that due to our continuing operating losses as well as the uncertainty of the timing of profitability in future periods, we should fully reserve our deferred tax assets. As of March 31, 2010, our deferred tax assets continued to be fully reserved. We will continue to evaluate, on a quarterly basis, the positive and negative evidence affecting our ability to realize our deferred tax assets.

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

RECONCILIATION OF NON-GAAP MEASURES

The following tables present a reconciliation of consolidated non-GAAP EBITDAS or Earnings before Interest, Taxes, Depreciation & Amortization, and Share-based Compensation charges for continuing operations for the three and six months ended March 31, 2010 and 2009:

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

	Three Months Ended March 31,
	2010			2009
(Unaudited, In Thousands)	Corporate	Cable	Total	Corporate	Cable	Total
EBITDAS:
Net loss from continuing operations	$(2,350)	$(3,185)	$(5,535)	$(3,091)	$(737)	$(3,828)
Depreciation & Amortization	—	192	192	—	224	224
Share-based compensation	625	200	825	1,076	595	1,671
Change in fair value of derivative liabilities	(66)	—	(66)	—	—	—
Interest expense, net	173	(3)	170	449	1	450
Income tax expense	—	—	—	—	—	—
EBITDAS Income (Loss)	$(1,618)	$(2,796)	$(4,414)	$(1,566)	$83	$(1,483)

	Six Months Ended March 31,
	2010			2009
(Unaudited, In Thousands)	Corporate	Cable	Total	Corporate	Cable	Total
EBITDAS:
Net loss from continuing operations	$(5,824)	$(6,197)	$(12,021)	$(5,783)	$(2,249)	$(8,032)
Depreciation & Amortization	—	318	318	—	465	465
Share-based compensation	1,126	363	1,489	1,772	1,028	2,800
Change in fair value of derivative liabilities	(840)	—	(840)	—	—	—
Interest expense, net	1,061	(14)	1,047	895	—	895
Income tax expense	14	—	14	4	—	4
EBITDAS Loss	$(4,463)	$(5,530)	$(9,993)	$(3,112)	$(756)	$(3,868)

Consolidated EBITDAS Loss for the three months ended March 31, 2010 for continuing operations increased by $2.9 million as compared to 2009 primarily due to a $2.9 million increase from our Cable operations.  Consolidated EBITDAS Loss for the six months ended March 31, 2010 for continuing operations increased by $6.1 million as compared to 2009 due to a $1.3 million increase from corporate and $4.8 million increase from our Cable operations.  The total increases were primarily due reduced gross margins and increased operating expenses including additional payroll tax expense in connection with an IRS audit, increases in professional service fees and headcount, and increased facilities costs due to significant idle capacity.

NET LOSS

The following table presents the components of our total net loss:

	Three Months Ended March 31,		Six Months Ended March 31,
(Unaudited, In Thousands)	2010	2009	2010	2009
Net Loss from Continuing Operations	$(5,535)	$(3,828)	$(12,021)	$(8,032)

Income (Loss) from Discontinued Operations (Note 2)	2,307	(6,825)	1,085	(10,957)

Net Loss	$(3,228)	$(10,653)	$(10,936)	$(18,989)

Net loss decreased by $7.4 million to $3.2 million for the three months ended March 31, 2010 from $10.6 million in 2009, and decreased by $8.1 million to $10.9 million for the six months ended March 31, 2010 from $19.0 million in 2009.  The $8.1 million net loss decrease for the six months ended March 31, 2010 was due to:

•	A decrease in Gross Margin from continuing operations of $2.2 million from 2009 to 2010.

•	An increase in Total Operating Expense from continuing operations of $2.2 million from 2009 to 2010.

•	A decrease in Total Other Expense (including income taxes) from continuing operations of $0.5 million from 2009 to 2010.

•	A decrease in Income (Loss) from Discontinued Operations of $12.0 million from 2009 to 2010.

Gross Margin: As discussed above, the gross margin decrease of $2.2 million was primarily due to production inefficiencies as a result of significant idle production capacity, and inventory reserves recorded in the six months ended March 31, 2010 compared to 2009.

Total Operating Expense: As detailed above, the total increase in operating expense of $2.2 million was primarily driven by significant increases in general and administrative expenses totaling $2.5 million, offset by decreases in research and development expenses of $0.3 million and officer compensation of $0.4 million for the six months ended March 31, 2010 compared to 2009.

Total Other Expense (including income taxes): As discussed above, the total other expense decrease is primarily due to a $0.8 million increase in the change in fair value of derivatives liabilities, offset by additional interest expense of $0.2 million in the six months ended March 31, 2010 compared to 2009.

Income (Loss) from Discontinued Operations: As discussed above and detailed in Note 2 to the consolidated financial statements, the decrease in the Income (loss) from discontinued operations of $12.0 million is derived from the September 2009 DeWind asset sale and related discontinuation of the DeWind business segment.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, our principal sources of working capital have been private debt issuances and equity financings.

For the six months ended March 31, 2010, we had a net loss from continuing operations of $12.0 million. At March 31, 2010 we had $2.7 million of cash and cash equivalents, which represented a decrease of $21.3 million from September 30, 2009. The decrease was due to cash used in operations of $12.1 million, cash used in investing activities of $124,000 and cash used in financing activities of $9.0 million.

Cash used in operations during the six months ended March 31, 2010 of $12.1 million was primarily the result of a net loss of $10.9 million and income from discontinued operations of $1.1 million, offset by net non-cash items of $3.1 million (primarily comprised of depreciation and amortization of $0.3 million, stock related net charges of $2.3 million and inventory charges of $1.1 million, a loss on disposal of fixed assets of $0.1 million, offset by a gain from the change in fair value of derivative liabilities of $0.8 million). Additionally, cash used in operations was impacted by a negative change in net assets/liabilities from discontinued operations of $2.5 million and net cash used for working capital requirements of $0.6 million (primarily comprised of negative changes in accounts payable of $0.7 million and prepaid expenses of $0.3 million, offset by a positive change in inventory of $0.4 million).

Cash used in investing activities during the six months ended March 31, 2010 of $124,000 was related to cash used from the purchase of computer hardware and software, and equipment put in service in anticipation of increased cable manufacturing activities.

Cash used in financing activities during the six months ended March 31, 2010 of $9.0 million was related to the repayment notes payable, offset by the exercise of stock options in the amount of $7,000.

Our cash position as of March 31, 2010 was $2.7 million.  On January 31, 2010, we repaid all outstanding convertible notes payable in the principal amount of $9.0 million.  As discussed in Note 12 (“Subsequent Events”) to the consolidated financial statements, due to the repayment of debt, we raised an additional $9.7 million in cash in April 2010.  We believe our current cash position, future capital raises, expected cash flows from revenue orders, potential recovery of escrowed cash, and value of “in-the-money” options and warrants will be sufficient to fund our operations for the next twelve months ending March 31, 2011 on a consolidated basis.  Due to the sale of substantially all of the DeWind business, recorded as discontinued operations, the cash requirements of the Company have decreased due to significantly lower cash operating expenses and the elimination of inventory purchases for costly wind turbine parts.  As CTC Cable has sufficient production capacity in its existing plant to achieve profitability, it is not expected that significant capital expenditures will be required to expand production, as seen in prior years.  CTC Cable has also significantly reduced its reliance on one customer as compared to prior fiscal years, which has lowered its customer concentration risk.  Additionally, as needed, we intend to continue the practice of issuing stock, debt, or other financial instruments for cash or for payment of services or debt extinguishment until our cash flows from the sales of our primary products is sufficient to fully provide for cash used in operations or if we believe such a financing event would be a sound business strategy.

CAPITAL EXPENDITURES

The Company does not have any material commitments for capital expenditures.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2010, we have no off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations (including interest expense) and commitments as of March 31, 2010:

(Unaudited, In Thousands)	Total	Less than 1 year	1-3 years	In excess of 3 Years
Debt Obligations (A)	$—	$—	$—	$—
Operating Lease Obligations	$846	$846	$—	—

(A)	Refer to Note 12 (“Subsequent Events”) to the consolidated financial statements for discussion of new debt financing in April 2010.

Not included in the table above are amounts included on our balance sheet under Warranty Provisions in the amount of $597,000 at March 31, 2010.

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

CTC Cable sales for the three and six months ended March 31, 2010 and 2009 consisted of stranded ACCC® conductor and ACCC® hardware sold to end user utilities and sales of ACCC® conductor core and ACCC® hardware to our stranding manufacturers. All ACCC® product related sales were recognized upon delivery of product and transfer of title. For ACCC® conductor product sales made directly by us and not through a manufacturer or distributor, through a third-party insurance company, we provide the option to purchase an extended warranty for periods up to five, seven or ten years. We allocate a portion of sales proceeds to the estimated fair value of the cost to provide such a warranty.  To date, most of our ACCC® related product sales have been without warranty coverage.

CONSULTING REVENUE. Consulting revenues are generally recognized as the consulting services are provided. We have entered into service contract agreements with electric utility and utility services companies that generally require us to provide engineering or design services, often in conjunction with current or future product sales. In return, we receive engineering service fees payable in cash.  For the three and six months ended March 31, 2010 and 2009, we recognized no consulting revenues.

Currently, multiple element contracts where there is no vendor specific objective evidence (VSOE) or third-party evidence (TPE) that would allow the allocation of an arrangement fee amongst various pieces of a multi-element contract, fees received in advance of services provided are recorded as deferred revenues until additional operational experience or other VSOE or TPE becomes available, or until the contract is completed.

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

Use of Estimates

The preparation of our financial statements conform with US GAAP, which requires management to make estimates and judgments in applying our accounting policies that have an important impact on our reported amounts of assets, liabilities, revenue, expenses and related disclosures at the date of our financial statements. On an on-going basis, management evaluates its estimates including those related to accounts receivable, inventories, share-based compensation, warranty provisions and goodwill and intangibles, as applicable. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from management’s estimates. We believe that the application of our accounting policies requires significant judgments and estimates on the part of management. We believe that the estimates, judgments and assumption upon which we rely are reasonable, and based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the period presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. In many cases, the accounting treatment of a particular transaction is specifically dictated by US GAAP and does not require management's judgment in its application. There are also many areas in which management's judgment in selecting among available alternatives would produce a materially different result.

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

The values of the financial instruments are estimated using the Black-Scholes-Merton (Black-Scholes) option-pricing model. Key assumptions used to value options and warrants granted, issued or repriced are as follows:

	Six Months Ended
	March 31,
	2010	2009
Risk Free Rate of Return	0.82-2.43%	0.50-2.02%
Volatility	95.6-108%	75-96%
Dividend yield	0%	0%
Expected life	2-5 yrs	.5-5 yrs

Derivative Liabilities

Our derivative liabilities include fair value based warrant liabilities and debt conversion features pursuant to US GAAP applied to the terms of the underlying agreements. The Company issues warrants to purchase common shares of the Company as additional incentive for investors who purchase unregistered, restricted common stock or convertible debentures. The fair value of certain warrants issued and debt conversion features in conjunction with financing events are recorded as a discount for debt issuances. Certain warrant agreements and debt conversion arrangements include provisions that require us to record them as a liability, at fair value, pursuant to Financial Accounting Standards Board (FASB) accounting rules, including certain provisions designed to protect a holder’s position from being diluted. The derivative liabilities are marked-to-market each reporting period and changes in fair value are recorded as a non-operating gain or loss in our consolidated statement of operations, until they are completely settled or expire. The fair value of the warrants and debt conversion features are determined each reporting period using the Black-Scholes valuation model, using inputs and assumptions consistent with those used in our estimate of fair value of employee stock options, except that the remaining contractual life of the warrant is used.  Such fair value is affected by changes in inputs to that model including our stock price, expected stock price volatility, interest rates and expected term.  Refer to “Fair Value Measurements” in Note 1 for additional derivative liabilities disclosures.

For the three and six months ended March 31, 2010, we recognized gains of $66,000 and $840,000, respectively, related to the revaluation of our derivative liabilities.  The fiscal 2010 revaluation gain resulted mainly from the decrease in our stock price from the prior year.

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

SEC guidance requires share-based compensation to be classified in the same expense line items as cash compensation.  Additionally,  the SEC issued guidance regarding the use of a "simplified" method in developing an estimate of expected term of "plain vanilla" share options in accordance with US GAAP rules. The Staff indicated that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. The Staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies; however, the Staff continues to accept, under certain circumstances, the use of the simplified method. The Company currently uses the simplified method for the expected term in “plain vanilla” share options and warrants.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Refer to Note 1 to the Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk relates primarily to our cash balances and the effect that changes in interest rates have on the interest earned on that portfolio. Historically, our debt obligations bear a fixed rate of interest.  Refer to Note 12 (“Subsequent Events”) to the consolidated financial statements for discussion of new debt financing in April 2010.

As of March 31, 2010 we did not hold any derivative financial instruments for speculative or trading purposes. The primary objective of our investment activities is the preservation of principal while maximizing investment income and minimizing risk. As of March 31, 2010, we had $2.7 million in cash and cash equivalents including short-term investments purchased with original maturities of three months or less. Due to the short duration of these financial instruments, we do not expect that a change in interest rates would result in any material loss to our investment portfolio.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934.  Disclosure controls and procedures are controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of March 31, 2010 because of the material weaknesses identified during management’s annual assessment of internal control over financial reporting for the fiscal year ended September 30, 2009.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the second quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except as noted below.

During the six months ended March 31, 2010 and through the date of this report, the Company improved the internal control over financial reporting to address certain material weaknesses identified as of September 30, 2009, as follows:

(1) In January 2010, we implemented a share-based compensation and equity administration software system. Transactions are now processed and reported by the accounting department, our legal department reviews contractual terms, and accounting executives perform a complete review of inputs and outputs prior to recording in the general ledger.

(2) In March 2010, we implemented a financial planning and analysis (FP&A) process, which included creating a complete consolidated and departmental fiscal 2010 annual budget.  Departmental and executive management are now reviewing budget to actual data on a monthly basis.  Additionally, accounting management reviews the FP&A results, assists with the process and records accounting adjustments when appropriate.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material changes to the Legal Proceedings described in Form 10-K filed with the Securities and Exchange Commission on December 14, 2009. See Note 10 (“Litigation”) to the Consolidated Financial Statements in this document.

Item 1A. Risk Factors

The following risk factors have changed or have been updated for recent information as compared to the Risk Factors listed in Form 10-K filed with the Securities and Exchange Commission on December 14, 2009. Such risk factors should be read in conjunction with the risk factors listed in such Form 10-K.

WE EXPECT FUTURE LOSSES AND OUR FUTURE PROFITABILITY IS UNCERTAIN.
Prior to acquiring Transmission Technology Corporation, or TTC, in November 2001, we were a shell corporation having no operating history, revenues from operations, or assets since December 31, 1989. We have recorded approximately $82 million in ACCC product sales since inception. Historically, we have incurred substantial losses and we may experience significant quarterly and annual losses for the foreseeable future. We may never become profitable. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. We expect the need to significantly increase our product development and product prototype and equipment prototype production expenses, as necessary. As a result, we will need to generate significant revenues and earnings to achieve and maintain profitability.

IF WE CANNOT RAISE CAPITAL WHEN IT IS NEEDED, WE MAY BE REQUIRED TO REDUCE OR SUSPEND OPERATIONS OR GO OUT OF BUSINESS ALTOGETHER FOR ONE OR MORE OF OUR OPERATING SEGMENTS.
We anticipate that for the foreseeable future, the sales of our ACCC cable may not be sufficient enough to sustain our current level of operations and that we will continue to incur net losses.  Further, on January 31, 2010 we repaid $9.1 million in debt and interest on our remaining convertible debt outstanding at December 31, 2009.  On April 12, 2010 we raised $10.0 million of debt that has restrictive debt covenant requirements and which places limits on our losses and limits our cash spending to minimum cash levels. For these reasons, we believe that we will need to either raise additional capital, until such time, if ever, as we become cash flow positive. It is highly likely that we will continue to seek to raise money through public or private sales of our securities, debt financing or short-term loans, corporate collaborations, asset sales, or a combination of the foregoing. Our ability to raise additional funds in the public or private markets will be adversely affected if the results of our business operations are not favorable, if any products developed are not well received or if our stock price or trading volume is low. Additional funding may not be available on favorable terms to us, or at all. To the extent that money is raised through the sale of our securities, the issuance of those securities could result in dilution to our existing stockholders. If we raise money through debt financing, we may be required to secure the financing with all of our business assets, which could be sold or retained by the creditor should we default in our payment obligations. If we cannot sustain our working capital needs with financings or if available financing is prohibitively expensive, we may not be able to complete the commercialization of our products. As a result, we may be required to discontinue our operations without obtaining any value for our products, which could eliminate stockholder equity, or we could be forced to relinquish rights to some or all of our products in return for an amount substantially less than we expended.

THE SENIOR SECURED DEBT ISSUED BY THE COMPANY IN APRIL 2010 INCLUDES RESTRICTIVE DEBT COVENANTS WHICH MAY LIMIT OUR ABILITY TO OPERATE, OBTAIN FINANCING, OR WHICH MAY IMPAIR THE ASSETS OF THE COMPANY IN THE EVENT OF A LOAN DEFAULT.
We entered into a loan agreement in April 2010 which includes restrictive debt covenants that include both a liquidity covenant, which requires a minimum combined cash and accounts receivable balance in excess of $7.5 million, and a profitability covenant which allows for a maximum level of accumulated non-GAAP losses after March 31, 2010 of $5 million, adjusted for non-cash items and timing of revenue recognition.   The debt is secured by substantially all assets of the Company.  If we were to violate the debt covenants, the lenders could pursue remedies included in the loan agreement which may include any or all of the following: immediate collection of the loan, assignment of cash receipts, control of the Company’s bank accounts, or liquidation of the Company’s assets in part or in full.

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

AS OF MAY 3, 2010, WHILE CURRENT MARKET PRICES ARE BELOW SUBSTANTIALLY ALL OF OUR CONVERTIBLE EQUITY SECURITIES, INCLUDING OPTIONS AND WARRANTS, A SUBSTANTIAL NUMBER OF OPTIONS ARE PRICED AT $0.35 PER SHARE OR BELOW.  A PRICE INCREASE ABOVE THAT STRIKE PRICE WOULD RESULT IN APPROXIMATELY 27,600,000 OPTIONS AT $0.35 PER OPTION OF WHICH FULL CONVERSION OF SUCH SHARES WOULD INCREASE THE OUTSTANDING COMMON SHARES BY 9.6% TO APPROXIMATELY 315,900,000 SHARES.
The exercise price of outstanding options and warrants may be less than the current market price for our common shares. In the event of the exercise of these securities, a shareholder could suffer substantial dilution of his, her or its investment in terms of the percentage ownership in us as well as the book value of the common shares held. At the May 3, 2010 market price of $0.23 per share, no shares would be exercisable for less than the current market price.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 12, 2010, the Company issued (i) warrants in favor of Partners for Growth II, L.P. (“PFG”) to purchase 5,000,000 shares of the Company’s common stock at $0.29 per share and (ii) warrants in favor of PFG to purchase 5,000,000 shares of the Company’s common stock at $1.00 per share. The Company relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act for the issuance of these securities. The recipient represented that it took its securities for investment purposes without a view to distribution and had access to information concerning the Company and its business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the acquisition of these securities.  Refer to Item 6 exhibit number 10.3.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

Number	Description

3.1(1)	Articles of Incorporation of the Company

3.2(2)	Certificate of Amendment to Articles of Incorporation

3.2(3)	Bylaws of Composite Technology Corporation, as modified January 6, 2006

10.1(4)	Offer letter between the Registrant and John Brewster dated December 14, 2009

10.2(5)	Loan and Security Agreement dated as of April 12, 2010

10.3(5)	Warrant Purchase Agreement dated April 12, 2010

10.4(5)	Intellectual Property Security Agreement dated April 12, 2010

10.5(6)	Form of 2010 Composite Technology Corporation Omnibus Incentive Plan

31.1(7)	Rule 13a-14(a) / 15d-14(a)(4) Certification of Chief Executive Officer

31.2(7)	Rule 13a-14(a) / 15d-14(a)(4) Certification of Chief Financial Officer

32.1(7)	Section 1350 Certification of Chief Executive Officer

32.2(7)	Section 1350 Certification of Chief Financial Officer

(1) Incorporated herein by reference to Form 10-KSB filed as a Form 10-KT with the U. S. Securities and Exchange Commission on February 14, 2002.

(2) Incorporated herein by reference to Form 8-K filed with the U.S. Securities and Exchange Commission on December 18, 2007.

(3) Incorporated herein by reference to Form 8-K filed with the U.S. Securities and Exchange Commission on January 12, 2006.

(4) Incorporated herein by reference to Form 8-K filed with the U.S. Securities and Exchange Commission on December 18, 2009.

(5) Incorporated herein by reference to Form 8-K filed with the U.S. Securities and Exchange Commission on April 16, 2010.

(6) Incorporated herein by reference to Form 8-K filed with the U.S. Securities and Exchange Commission on April 30, 2010.

(7) Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPOSITE TECHNOLOGY CORPORATION
(Registrant)

Date: May 10, 2010	By: /s/ Benton H Wilcoxon
Benton H Wilcoxon
Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2010	By: /s/ Domonic J. Carney
Domonic J. Carney
Chief Financial Officer (Principal Financial and Accounting Officer)