Form 10-Q
period 2010-06-30
COMPOSITE TECHNOLOGY CORP
filed 2010-08-09
CIK 317477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of: August 9, 2010

CLASS	NUMBER OF SHARES OUTSTANDING
Common Stock, par value $0.001 per share	288,269,660 shares

COMPOSITE TECHNOLOGY CORPORATION
Form 10-Q for the Quarter ended June 30, 2010
Table of Contents

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

	June 30, 2010	September 30, 2009
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$7,382	$23,968
Restricted Cash, Current Portion (Note 2)	5,500	5,500
Accounts Receivable, net of reserve of $87 and $81	950	1,732
Inventory, net of reserve of $1,179 and $923	3,292	4,378
Prepaid Expenses and Other Current Assets	1,225	959
Current Assets of Discontinued Operations (Note 2)	1,453	2,522
Total Current Assets	19,802	39,059

Property and Equipment, net of accumulated depreciation of $2,600 and $3,766	2,935	3,214
Restricted Cash, Non-Current (Note 2)	11,688	11,675
Other Assets	894	891
TOTAL ASSETS	$35,319	$54,839

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts Payable and Other Accrued Liabilities	$5,480	$7,217
Deferred Revenues and Customer Advances	1,470	16
Warranty Provision	327	258
Derivative Liabilities – Current (Note 1)	31	—
Notes Payable – Current, net of discount of $0 and $315	—	8,723
Current Liabilities of Discontinued Operations (Note 2)	36,182	43,469
Total Current Liabilities	43,490	59,683

LONG-TERM LIABILITIES
Long Term Portion of Deferred Revenues	545	561
Long-Term Portion of Warranty Provision	286	306
Derivative Liabilities – Long-Term (Note 1)	1,596	—
Long-Term Debt, net of discount of $1,214 and $0	8,786	—
Non-Current Liabilities of Discontinued Operations (Note 2)	806	1,120
Total Long-Term Liabilities	12,019	1,987
Total Liabilities	55,509	61,670

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY (DEFICIT)
Common Stock, $.001 par value 600,000,000 shares authorized 288,269,660 and 288,088,370 issued and outstanding	288	288
Additional Paid-in Capital	251,625	259,755
Accumulated Deficit	(272,103)	(266,874)
Total Shareholders’ (Deficit)	(20,190)	(6,831)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$35,319	$54,839

The accompanying notes are an integral part of these financial statements.

COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009

Revenue	$583	$3,562	$7,536	$14,124

Cost of Revenue	742	2,931	6,466	10,063
Gross Profit (Loss)	(159)	631	1,070	4,061

OPERATING EXPENSES
Officer Compensation	546	771	1,931	2,527
General and Administrative	2,824	2,162	9,814	6,629
Research and Development	499	499	1,645	1,910
Sales and Marketing	1,505	1,108	4,489	3,856
Depreciation & Amortization	101	93	360	274
Total Operating Expenses	5,475	4,633	18,239	15,196
LOSS FROM OPERATIONS	(5,634)	(4,002)	(17,169)	(11,135)

OTHER INCOME / (EXPENSE)
Interest Expense	(613)	(461)	(1,681)	(1,371)
Interest Income	6	2	27	16
Other Expense	(136)	(8)	(400)	(8)
Change in Fair Value of Derivative Liabilities (Note 1)	597	—	1,437	—
Total Other Income / (Expense)	(146)	(467)	(617)	(1,363)

Loss from Continuing Operations before Income Taxes	(5,780)	(4,469)	(17,786)	(12,498)
Income Tax Expense	—	—	14	4
NET LOSS FROM CONTINUING OPERATIONS	(5,780)	(4,469)	(17,800)	(12,502)

Income (Loss) from Discontinued Operations, net of tax of $0, $0, $1 and $(8) (Note 2)	2,376	(22,456)	3,460	(33,413)
NET LOSS	(3,404)	(26,925)	(14,340)	(45,915)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign Currency Translation Adjustment:
Unrealized Holding Gain (Loss) Arising During Period	—	(1,566)	—	658
Other Comprehensive Income (Loss), net of tax of $0, $0, $0 and $0	—	(1,566)	—	658
COMPREHENSIVE LOSS	$(3,404)	$(28,491)	$(14,340)	$(45,257)

BASIC AND DILUTED LOSS PER SHARE
Loss per share from continuing operations	$(0.02)	$(0.01)	$(0.06)	$(0.04)
Income (loss) per share from discontinued operations	$0.01	$(0.08)	$0.01	$(0.12)
TOTAL BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.09)	$(0.05)	$(0.16)
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING	288,269,660	287,988,370	288,201,292	287,988,370

The accompanying notes are an integral part of these financial statements.

COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended June 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(14,204)	$(45,915)
(Income) loss from discontinued operations	(3,460)	33,413
Adjustments to reconcile net loss to net cash used in operating activities:
Interest and deferred finance charge amortization related to detachable warrants and fixed conversion features	881	818
Depreciation & amortization	486	722
Share-based compensation	2,085	3,762
Amortization of prepaid expenses paid in stock/warrants	204	246
Issuance of warrants for services	57	22
Issuance of stock for services	45	—
Expense related to modification of stock warrants	—	7
Change in fair value of derivative liabilities	(1,437)	—
Bad debt expense	32	—
Inventory reserve expense and inventory impairment charges	1,166	171
Loss on disposal of fixed assets	90	—
Loss on foreign exchange	(136)	—
Changes in Assets / Liabilities:
Accounts receivable	750	1,454
Inventory	(79)	820
Prepaids and other current assets	(283)	(251)
Other assets	34	61
Accounts payable and other accruals	(1,738)	484
Deferred revenue	1,438	(166)
Accrued warranty liability	50	145
Net assets/liabilities of discontinued operations	(2,982)	(10,927)
Cash used in operating activities – continuing operations	(17,001)	(15,134)
Cash used in operating activities – discontinued operations	—	(4,687)
Net cash used in operating activities	$(17,001)	$(19,821)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of property and equipment	$(195)	$(710)
Restricted cash	(13)	693
Cash used in investing activities – continuing operations	(208)	(17)
Cash used in investing activities – discontinued operations	—	(806)
Net cash used in investing activities	$(208)	$(823)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	$7	$—
Proceeds from senior secured debt agreements (net of fees of $347 and $295)	9,653	4,705
Repayment of notes payable	(9,037)	—
Net cash provided by financing activities	$623	$4,705
Total net decrease in cash and cash equivalents	$(16,586)	$(15,939)
Cash and cash equivalents at beginning of period	23,968	23,085
Cash and cash equivalents at end of period	$7,382	$7,146

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
INTEREST PAID	$706	$560
INCOME TAX PAID	$14	$3

The accompanying notes are an integral part of these financial statements.

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

During the nine months ended June 30, 2010, the Company:

Issued 300,000 warrants at an exercise price of $0.45 per share valued at $57,000 in settlement of a legal dispute.

Issued 161,290 shares of common stock to John Brewster, former CTC Cable President, valued at $45,000 in partial payment of an employment acceptance bonus.

Issued 600,000 warrants at an exercise price of $0.35 per share valued at $95,000 in connection with an ongoing service agreement.  The Company recorded $16,000 to general and administrative expense related to services rendered during the nine months ended June 30, 2010.

Issued 10,000,000 warrants (5 million at an exercise price of $0.29 per share and 5 million at an exercise price of $1.00 per share) for an aggregate value of $1,494,000 in connection with the April 2010 debt financing transaction.  The Company recorded $1,488,000 (net of $6,000 in cash consideration) as a debt discount.  See Note 8.

During the nine months ended June 30, 2009, the Company:

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

CTC Cable sales for the three and nine months ended June 30, 2010 and 2009 consisted of stranded ACCC® conductor and ACCC® hardware sold to end user utilities and sales of ACCC® conductor core and ACCC® hardware to our stranding manufacturers. All ACCC® product related sales were recognized upon delivery of product and transfer of title. For ACCC® conductor product sales made directly by us and not through a manufacturer or distributor, through a third-party insurance company, we provide the option to purchase an extended warranty for periods up to five, seven or ten years. We allocate a portion of sales proceeds to the estimated fair value of the cost to provide such a warranty.  To date, most of our ACCC® related product sales have been without warranty coverage.

CONSULTING REVENUE. Consulting revenues are generally recognized as the consulting services are provided. We have entered into service contract agreements with electric utility and utility services companies that generally require us to provide engineering or design services, often in conjunction with current or future product sales. In return, we receive engineering service fees payable in cash.  For the three and nine months ended June 30, 2010 and 2009, we recognized no consulting revenues.

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

-
the assumptions used to calculate fair value of our share-based compensation and derivative liabilities, primarily the volatility component of the Black-Scholes-Merton (Black-Scholes) option-pricing model used to value our warrants and our employee and non-employee options. This estimate relies upon the past volatility of our share price over time, forfeiture rates over time, as well as the estimate of the option life.

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

DERIVATIVE FINANCIAL INSTRUMENTS

The Company issues financial instruments in the form of stock options and stock warrants, and debt conversion features as part of its convertible debt issuances. The Company has not issued any derivative instruments for hedging purposes since its inception. The Company uses the specific guidance and disclosure requirements provided in US GAAP. Generally, freestanding derivative contracts where settlement is required by physical share settlement or where the Company has a choice of share or net cash settlement are accounted for as equity. Contracts where settlement is in cash or in net share settlement; or where the counterparty may choose cash settlement are accounted for as a liability. Under current US GAAP, certain of our warrants are subject to liability accounting treatment (see discussion below under “Derivative Liabilities”), while our stock options are considered indexed to the Company’s stock and are accounted for as equity.

The values of the financial instruments are estimated using the Black-Scholes option-pricing model. Key assumptions used to value options and warrants granted, issued or repriced are as follows:

	Nine Months Ended
	June 30,
	2010	2009
Risk Free Rate of Return	0.82-2.60%	0.50-2.54%
Volatility	95.0-108%	75-116%
Dividend yield	0%	0%
Expected life	2-5 yrs	.5-5 yrs

Derivative Liabilities and Change in Accounting Principle

Currently, our derivative liabilities include fair value based warrant liabilities pursuant to US GAAP applied to the terms of the underlying agreements. The Company has issued warrants to purchase common shares of the Company as additional incentive for investors who purchase unregistered, restricted common stock or convertible debentures. The fair value of certain warrants issued and debt conversion features in conjunction with financing events are recorded as a discount for debt issuances. Certain warrant agreements and debt conversion arrangements include provisions that require us to record them as a liability, at fair value, pursuant to Financial Accounting Standards Board (FASB) accounting rules, including certain provisions designed to protect a holder’s position from being diluted. The derivative liabilities are marked-to-market each reporting period and changes in fair value are recorded as a non-operating gain or loss in our consolidated statements of operations, until they are completely settled or expire. The fair value of the warrants and debt conversion features are determined each reporting period using the Black-Scholes valuation model, using inputs and assumptions consistent with those used in our estimate of fair value of employee stock options, except that the remaining contractual life is used.  Such fair value is affected by changes in inputs to that model including our stock price, expected stock price volatility, interest rates and expected term.

Refer to “Fair Value Measurements” below in Note 1 for additional derivative liabilities disclosures.

For the three and nine months ended June 30, 2010, we recognized gains of $597,000 and $1,437,000, respectively, related to the revaluation of our derivative liabilities.  The 2010 revaluation gains resulted mainly from the decrease in our stock price from the prior year and from expired arrangements during the year.

In connection with the warrants issued to investors as discussed above, the Company has issued warrants to compensate for financing fees and other service fees incurred.  Such compensatory warrants are recorded at fair value in the same manner as non-compensatory warrants, however, the recognized expense is offset to additional paid-in-capital.  Such warrants are considered equity transactions in accordance with US GAAP.  Additionally, warrants issued without anti-dilution provisions are generally considered equity transactions in accordance with US GAAP. All of our outstanding warrants including those subject to liability accounting treatment are further discussed in Note 9.

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

Additional information about share-based compensation is disclosed in Note 10.

Convertible Debt

Convertible debt is accounted for under specific guidelines established in US GAAP. The Company records a beneficial conversion feature (BCF) related to the issuance of convertible debt that have conversion features at fixed or adjustable rates that are in-the-money when issued and records the fair value of warrants issued with those instruments. The BCF for the convertible instruments is recognized and measured by allocating a portion of the proceeds to warrants and as a reduction to the carrying amount of the convertible instrument equal to the intrinsic value of the conversion features, both of which are credited to paid-in-capital or liabilities as appropriate. The Company calculates the fair value of warrants issued with the convertible instruments using the Black-Scholes valuation method, using the same assumptions used for valuing employee options, except that the contractual life of the warrant is used. Upon each issuance, the Company evaluates the variable conversion features and determines the appropriate accounting treatment as either equity or liability, in accordance with US GAAP. The Company first allocates the value of the proceeds received to the convertible instrument and any other detachable instruments (such as detachable warrants) on a relative fair value basis and then determines the amount of any BCF based on effective conversion price to measure the intrinsic value, if any, of the embedded conversion option. Using the effective yield method, the allocated fair value is recorded as a debt discount or premium and is amortized over the expected term of the convertible debt to interest expense. For a conversion price change of a convertible debt issue, the additional intrinsic value of the debt conversion feature, calculated as the number of additional shares issuable due to a conversion price change multiplied by the previous conversion price, is recorded as additional debt discount and amortized over the remaining life of the debt.  As of June 30, 2010 we had no convertible debt outstanding.

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

RESTRICTED CASH

The Company considers cash to be restricted cash if it is cash on deposit under control of the Company that secures standby letters of credit and other payment guarantees for certain vendors, as well as cash held in jointly controlled escrow accounts. As of June 30, 2010 and September 30, 2009, restricted cash consisted of cash held in escrow in connection with the sale of DeWind as discussed in Note 2, amounting to $17,188,000 and $17,175,000, respectively.  During the nine months ended June 30, 2010, we reported an additional $13,000 from interest income, in accordance with the escrow agreement.

ACCOUNTS RECEIVABLE

The Company has trade accounts receivable from cable customers. Cable customer receivables are typically on net 30 day terms. Balances due greater than one year from the balance sheet date are reclassified to long term assets, as applicable. Collateral is generally not required for credit extended to customers. Credit losses are provided for in the financial statements based on management's evaluation of historical and current industry trends as well as history with individual customers. Additions to the provision for bad debts are included in General and Administrative expense on our Consolidated Statements of Operations; charge-offs of uncollectible accounts are made against existing provisions or direct to expense as appropriate. Although the Company expects to collect amounts due, actual collections may differ from estimated amounts.

CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents. The Company places its cash and cash equivalents with high credit, quality financial institutions. At times, such cash and cash equivalents may be in excess of the Federal Deposit Insurance Corporation (FDIC) insurance limit (currently at $250,000 per depositor, per insured bank, for each account ownership category). All cash and cash equivalents are FDIC insured, with the exception of the foreign bank accounts. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

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

We did not recognize any impairment charges during the nine months ended June 30, 2010 and 2009, respectively.

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

As of June 30, 2010, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis. The fair value of these assets and liabilities was determined using the following inputs:

(Unaudited, In Thousands)
Description	Total	Level 1	Level 2	Level 3
Cash deposits (1)	$66	$66	$—	$—
Restricted cash (Note 2)	17,188	17,188	—	—
Total assets	$17,254	$17,254	$—	$—

Derivative liabilities	$1,627	$—	$—	$1,627

(1)	Short-term certificates of deposit and money market accounts included in cash and cash equivalents in our consolidated balance sheet.

During the nine months ended June 30, 2010, there were no transfers into or out of Levels 1 and 2.  Financial instruments classified as Level 3 in the fair value hierarchy as of June 30, 2010 include derivative liabilities resulting from recent financing transactions. In accordance with current accounting rules, the derivative liabilities are being marked-to-market each quarter-end until they are completely settled or expire. The derivative liabilities are valued using the Black-Scholes valuation model, using both observable and unobservable inputs and assumptions consistent with those used in our estimate of fair value of employee stock options. See “Derivative Liabilities” above in Note 1.

The following table summarizes our fair value measurements using significant Level 3 inputs, and changes therein, for the nine months ended June 30, 2010:

(Unaudited, In Thousands)	Level 3 Derivative Liabilities
Balance as of October 1, 2009	$1,570
Transfers into/out of Level 3	—
Initial valuation of derivative liabilities (1)	1,494
Change in fair value of derivative liabilities - expired	(221)
Change in fair value of derivative liabilities - held	(1,216)
Balance as of June 30, 2010	$1,627

(1)
During the nine months ended June 30, 2010, we issued warrants in connection with a debt financing transaction, which are subject to derivative liability accounting (see Note 9 “Warrants” for additional information).

At June 30, 2010 and September 30, 2009, the Company held no assets or liabilities that are measured at fair value on a non-recurring basis.

FAIR VALUE INFORMATION ABOUT FINANCIAL INSTRUMENTS

US GAAP regarding fair value disclosures of financial instruments requires disclosure of fair value information about certain financial instruments for which it is practical to estimate that value. The carrying amounts reported in our balance sheet for cash, cash equivalents, restricted cash, accounts receivable, accounts payable and debt obligations approximate fair value due to the short maturity of these financial instruments. Derivative liabilities are reported at fair value as discussed above. Considerable judgment is required to develop such estimates of fair value. Accordingly, such estimates would not necessarily be indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value.

FOREIGN CURRENCY TRANSLATION

The Company’s primary functional currency is the U.S. dollar. Assets and liabilities of the Company denominated in foreign currencies are translated at the rate of exchange on the balance sheet date. Revenues and expenses are translated using the average exchange rate for the period.

COMPREHENSIVE LOSS

Comprehensive loss includes all changes in shareholders’ equity (deficit) except those resulting from investments by, and distributions to, shareholders. Accordingly, the Company’s Consolidated Statements of Comprehensive Loss include net loss and foreign currency translation adjustments that arise from the translation of foreign currency financial statements into U.S. dollars.  For both the three and nine months ended June 30, 2010, we reported no Other Comprehensive Loss from continuing operations.   For the three and nine months ended June 30, 2009, we reported Other Comprehensive Income (Loss) from discontinued operations foreign currency translation adjustments of $(1,566,000) and $658,000, respectively.

In connection with the sale of DeWind and resulting discontinued operations (see Note 2), our Consolidated Statement of Operations and Comprehensive Loss for the year ended September 30, 2009 included a reclassification adjustment of the accumulated foreign currency translation adjustments for DeWind through September 4, 2009 (date of sale), to recognize the accumulated adjustments as a component of the loss from discontinued operations within net loss. Since inception, other comprehensive income (loss) had been derived from DeWind foreign currency translation adjustments. For the three and nine months ended June 30, 2010, other comprehensive income in the amounts of $2,921,000 and $5,611,000, respectively, derived from DeWind foreign currency translation adjustments, has been recognized and included as a component of the Income (Loss) from Discontinued Operations within Net Loss.

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

During the three and nine months ended June 30, 2010, we recorded start-up expenses in the amounts of $10,000 and $169,000, respectively, which are included in general and administrative expenses.  Our start-up activities related to professional fees for organization costs incurred.  No start-up expenses were incurred during fiscal 2009.

DEFINED CONTRIBUTION PLAN

The Company maintains a 401(k) plan covering substantially all of its employees who are at least 21 years old with 1,000 hours of service.  Such employees are eligible to contribute a percentage of their annual eligible compensation and receive discretionary Company matching contributions.  Discretionary Company matching contributions are determined by the Board of Directors and may be in the form of cash or Company stock.  To date, the Company has not made any matching contributions in either cash or Company stock. There were no changes to the 401 (k) plan during the nine months ended June 30, 2010.

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

No provisions for income taxes were made for the three months ended June 30, 2010 and 2009, respectively.  We made provisions for income taxes of $14,000 and $4,000 for the nine months ended June 30, 2010 and 2009, respectively. We have determined that due to our continuing operating losses as well as the uncertainty of the timing of profitability in future periods, we should fully reserve our deferred tax assets. As of June 30, 2010, our deferred tax assets continued to be fully reserved. We will continue to evaluate, on a quarterly basis, the positive and negative evidence affecting our ability to realize our deferred tax assets.

The Company will recognize the impact of uncertain tax positions in the consolidated financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position.  To date, we have not recorded any uncertain tax positions.

The Company recognizes potential accrued interest and penalties related to uncertain tax positions in income tax expense, as appropriate. During the three and nine months ended June 30, 2010 and 2009, the Company did not recognize any amount of income tax expense from potential interest and penalties associated with uncertain tax positions.

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

During fiscal 2008, the Company’s federal returns were selected for examination by the Internal Revenue Service (IRS) for prior fiscals years ended September 30, 2001 through 2005, all years in which net losses were reported and filed.  The examination has been completed.  During the quarter ended December 31, 2009, the IRS proposed certain preliminary adjustments related to payroll tax returns filed during the period under audit. No adjustments were proposed in connection with our previously filed federal income tax returns.  Based on the preliminary IRS findings, the Company recorded a payroll tax liability in the amount of $1,008,000, which was allocated to General and Administrative Expense ($560,000), Interest Expense ($277,000) and Other Expense from penalties ($171,000), during the three months ended December 31, 2009.  During the quarter ended June 30, 2010, the Company received a final determination of adjustment from the IRS.  Accordingly, the Company has begun making payments relating to the assessment arising from the 2001 through 2005 payroll tax audits, which have totaled $285,000 to date.  As of June 30, 2010, the remaining payroll tax liability is $723,000, included as a component of Accounts Payable and Accrued Liabilities (see Note 6).  During the fourth quarter ending September 30, 2010, the IRS is expected to provide further adjustment to interest and penalties and a final payment schedule, however based on the information available today, our existing provisions are adequate.

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

The following common stock equivalents were excluded from the calculation of diluted loss per share for the three and nine months ended June 30, 2010 and 2009 since their effect would have been anti-dilutive (assumes all outstanding options and warrants are in-the-money):

(Unaudited)	June 30,
	2010	2009
Options for common stock	26,816,024	26,611,499
Warrants for common stock	17,900,000	22,934,649
Convertible Debentures, if converted	—	9,037,280
	44,716,024	58,583,428
RECLASSIFICATIONS

Certain prior year balances have been reclassified to conform to the current period presentation. Additionally, as discussed in Note 2, we have classified all operations of our former DeWind segment as discontinued operations.  During the three and nine months ended June 30, 2010, we reclassified production equipment dies valued at $103,000 from other current assets to property and equipment based on management’s re-evaluation of its estimated useful life.

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

In January 2010, FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures About Fair Value Measurements . The ASU requires new disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation of disclosed assets and liabilities, and about inputs and valuation techniques used to measure fair value for both recurring and nonrecurring fair value measurements that fall in either Level 2 or Level 3.  The new disclosures and clarifications of existing disclosures were effective, and adopted, during the Company’s second quarter ended March 31, 2010, however the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 measurements, will be effective for the Company’s first quarter ending December 31, 2011.  Other than requiring additional disclosures, the full adoption of this new guidance will not have an impact on our consolidated financial statements.

Significant recent accounting policies adopted or implemented during the nine months ended June 30, 2010

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

NOTE 2 – DISCONTINUED OPERATIONS AND SALE OF DEWIND

As of June 30, 2010, all operations of our former DeWind segment have been classified as discontinued operations.

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

The sale of DeWind was valued at $49.5 million in cash.  The Company received approximately $32.3 million in cash with $17.2 million in cash escrowed to cover certain contingent liabilities.  Of the escrowed cash, $5.5 million is expected to be released within one year after the achievement of certain milestones and $11.7 million is expected to be released over time periods that may be as late as 2012 under certain conditions. The purchase price is further subject to adjustment based on delivery of the value of the assets transferred net of liabilities assumed.   The Company has placed the $17.2 million in cash in escrow to indemnify the buyer if claims are made against them by third parties and those claims are determined to be valid and enforceable.  Our intention is to vigorously defend against any such claims should they occur.  Defense of such claims may result in additional costs to maintain the Company’s interest in the restricted cash or to limit potential liability.  In the event that claims are successful, the balance payable to the buyer may include all, part, or cash amounts in excess of the $17.2 million escrowed, including potentially an additional $17.7 million up to a total of $34.9 million under certain conditions, which are not expected by the Company.  If such claims are successfully made, this would result in additional losses on the DeWind sale transaction and could require a substantial refund of the proceeds received.  The Company believes the $17.2 million in escrow will be released per the terms of the agreement.  Accordingly, at June 30, 2010, we have classified the $17.2 million held in escrow as restricted cash, with $5.5 million as current and $11.7 million as long-term (see Note 1 “Restricted Cash”).

The consolidated assets and liabilities of our former DeWind segment have been classified on the balance sheet as Net Liabilities of Discontinued Operations.  The asset and liabilities comprising the balances, as classified in our balance sheets, consist of:

(In Thousands)	June 30, 2010	September 30, 2009
	(unaudited)
ASSETS
Accounts Receivable, net	$1,035	$2,461
Prepaid Expenses and Other Current Assets	418	61
TOTAL ASSETS	$1,453	$2,522

LIABILITIES
Accounts Payable and Other Accrued Liabilities	$33,034	$39,356
Deferred Revenues and Customer Advances	2,207	2,869
Warranty Provision	941	1,244
Total Current Liabilities	36,182	43,469
Long-Term Portion of Warranty Provision	806	1,120
Total Liabilities	36,988	44,589

Net Liabilities of Discontinued Operations	$(35,535)	$(42,067)

Except for former intercompany loans, significantly all of the assets and liabilities of the discontinued operations pertain to activities outside of the United States, primarily for turbines sold and installed in Europe and South America and technology licenses to Chinese customers. At June 30, 2010 and September 30, 2009, included above in Accounts Payable and Other Accrued Liabilities are net payables related to formerly consolidated, now insolvent European subsidiaries of approximately $18 million and $22 million, respectively, substantially all of which has been assigned by the insolvency receiver to a third party. As of June 30, 2010, the net payables from insolvent subsidiaries are comprised of assets in the amount of $7 million and liabilities in the amount of $25 million. We did not receive an update from the insolvency receiver related to the assets and liabilities for the insolvent subsidiaries during the quarter ended June 30, 2010.

The consolidated net income (loss) from operations of our former DeWind segment has been classified on the statements of operations, as Income (Loss) from Discontinued Operations.  Summarized results of discontinued operations are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(Unaudited, In Thousands)	2010	2009	2010	2009
Revenues	$5	$431	$1,466	$16,362
Cost of Revenues	435	959	2,094	18,795
Operating Expenses	119	21,960	1,538	31,043
Other (Income) Expense	(2,925)	(32)	(5,627)	(55)
Income Tax Expense (Benefit)	—	—	1	(8)
Income (Loss) from Discontinued Operations	$2,376	$(22,456)	$3,460	$(33,413)

Since September 4, 2009, the Company has had no continuing involvement with our former DeWind segment; any subsequent cash flows are directly related to the liquidation of the remaining assets and liabilities.  No corporate overhead has been allocated to discontinued operations.

On December 4, 2009, DSME provided the Company with a preliminary net asset value calculation in accordance with the terms and conditions of the Asset Purchase Agreement dated September 4, 2009.  The Company responded with an adjusted net asset value calculation on December 16, 2009.  In January 2010, the Company and DSME had a series of meetings to discuss the differences.  Negotiations and resolution of all differences continued during the June 2010 quarter.  In July 2010, the Company received $836,000 of the escrowed cash with $16.4 million remaining in escrow.

NOTE 3 - ACCOUNTS RECEIVABLE

Accounts receivable, net consists of the following:

(In Thousands)	June 30, 2010	September 30, 2009
	(unaudited)
Cable Receivables	$1,037	$1,813
Reserves	(87)	(81)
Net Accounts Receivable	$950	$1,732

NOTE 4 – INVENTORY

Inventories consist of the following:

(In Thousands)	June 30, 2010	September 30, 2009
	(unaudited)
Raw Materials	$1,853	$2,040
Work-in-Progress	136	—
Finished Goods	2,482	3,261
Gross Inventory	4,471	5,301
Reserves	(1,179)	(923)
Net Inventory	$3,292	$4,378

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

(In Thousands)	Estimated Useful Lives	June 30, 2010	September 30, 2009
		(unaudited)
Office Furniture and Equipment	3-10 yrs	$794	$936
Production Equipment	10-20 yrs	3,983	4,994
Construction-in-Progress	—	—	302
Leasehold Improvements	Lesser of lease term or 7 yrs	758	748
Total Property		5,535	6,980
Accumulated Depreciation		(2,600)	(3,766)
Property and Equipment, net		$2,935	$3,214

Depreciation expense was $168,000 and $486,000, for the three and nine months ended June 30, 2010, respectively.  Depreciation expense was $257,000 and $722,000, for the three and nine months ended June 30, 2009, respectively.  As of October 1, 2009, the Company changed its method of depreciating production equipment, which included applying an estimated useful life of 10-20 years as compared to a range of 3-10 years applied in prior periods.  Refer to discussion in Note 1 “Property and Equipment – Change in Accounting Estimate”.

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following:

(In Thousands)	June 30, 2010	September 30, 2009
	(unaudited)
Trade Payables	$1,990	$4,179
Accrued Commissions	664	667
Accrued Insurance	97	441
Accrued Payroll and Payroll Related	842	541
Accrued Payroll Tax Liability (A)	723	—
Accrued Interest	—	183
Deferred Rents	246	133
Accrued Sales Tax	128	128
Accrued Other	790	945
Total Accounts Payable and Accrued Liabilities	$5,480	$7,217

(A)	During the nine months ended June 30 2010, the Company accrued a payroll tax liability as a result of an IRS audit (see “Income Taxes” in Note 1 for additional information).

NOTE 7 – DEFERRED REVENUES AND CUSTOMER ADVANCES

The Company records all cash proceeds received from customers on orders and extended warranties, as opted by the customer, to deferred revenues and customer advances until such time as the revenue cycle is completed and the amounts are recognized into revenues.  Deferred revenues and customer advances consist of the following:

(In Thousands)	June 30, 2010	September 30, 2009
	(unaudited)
Deferred Revenues	$1,368	$563
Customer Advances	647	14
Total Deferred Revenues and Customer Advances	2,015	577
Less amount classified in current liabilities	1,470	16
Long-term Deferred Revenues	$545	$561

Long-term deferred revenue is comprised of long-term extended warranties.

NOTE 8 – DEBT

The following table summarizes the Company’s debt structure as of June 30, 2010 and September 30, 2009:

(In Thousands)	June 30, 2010	September 30, 2009

Senior Secured Loan due April 2012, net discount of $1,214 and $0	$8,786	$—
Senior Convertible 8% Notes due January 2010, net discount of $0 and $315	—	8,723
Total Debt	8,786	8,723
Less amount classified in current liabilities	—	8,723
Long-Term Debt	$8,786	$—

Debt outstanding or issued during the nine months ended June 30, 2010 consists of:

In April 2010, the Company issued a $10.0 million Senior Secured Loan due in April 2012 and received $9.7 million in cash net of fees and costs of $0.3 million.  The loan bears interest at 7.5% payable monthly on balances secured by qualified accounts receivable of the Company and interest at 12.5% payable monthly on balances not secured by qualified accounts receivable.  Qualified accounts receivable consist of 80% of current trade accounts receivable.  The loan package included an issuance of a total of 10 million warrants to purchase a like number of the Company’s common stock in two tranches.  The first tranche is for 5 million warrants with a three year life and an exercise price of $0.29 per warrant.  The second tranche is for 5 million warrants with a five year life and an exercise price of $1.00 per warrant.  Both warrant tranches may be exercised at any time prior to expiration on a cashless basis and are automatically exercised at expiration on a cashless basis for shares of the Company.  We valued the 10 million warrants at $1,494,000 using the Black-Scholes option-pricing model (see Note 9 “Warrants”). The value assigned to the warrants issued (net of $6,000 in cash consideration) was recorded as a debt discount and will be amortized to interest expense over the two-year life of the loan.

The issuance of the warrants triggered anti-dilution protection in one series of previously issued warrants.  Previously outstanding warrants with exercise prices of $0.95 and $0.98 and which expire in May, 2011 were reset by $0.01 per warrant.  We determined this modification, calculated as the difference in fair value of the warrants immediately before and after the change in exercise prices, had no significant impact on our results.

The loan has two financial covenants, measured monthly consisting of i) a liquidity covenant and ii) a profitability covenant.  The liquidity covenant requires the maintenance of a minimum of $7.5 million of combined cash and accounts receivable balances, measured at month-end.  The profitability covenant consists of a maximum accumulated adjusted operating loss of $5.0 million, measured beginning April 1, 2010.  The adjusted operating loss consists of operating loss, less depreciation, amortization, and certain other non-cash charges including stock related compensation and increased or decreased by the corresponding increase or decrease in deferred revenues as compared to the March 31, 2010 deferred revenue balance.  As of June 30, 2010, the Company was in compliance with its debt covenants.

The loan may be prepaid at any time prior to April 12, 2012 with a prepayment penalty of 3% of principal if prepaid in the first year and 1.5% of principal if prepaid in the second year of the loan.

In January 2010 the Company repaid in full all outstanding Senior Convertible 8% Notes payable.  A total of $9,037,000 plus interest for the month of January 2010 was repaid.

NOTE 9 – SHAREHOLDERS’ EQUITY (DEFICIT)

COMMON STOCK

The following issuances of common stock were made during the nine months ended June 30, 2010:

CASH

During the nine months ended June 30, 2010 the Company received $7,000 in cash from the exercise of 20,000 consultant options.

SERVICES

During the nine months ended June 30, 2010 the Company issued 161,290 shares of common stock to John Brewster, former CTC Cable President valued at $45,000 at the date of issuance in partial payment of an employment acceptance bonus.

WARRANTS

The Company issues warrants to purchase common shares of the Company either as compensation for consulting services, or as additional incentive for investors who purchase unregistered, restricted common stock or Convertible Debentures. The value of warrants issued for compensation is accounted for as a non-cash expense to the Company at the fair value of the warrants issued. The value of warrants issued in conjunction with financing events is either a reduction in paid in capital for common stock issuances or as a discount for debt issuances. The Company values the warrants at fair value as calculated by using the Black-Scholes option-pricing model.  See Note 1 “Derivative Liabilities” for additional warrant liability accounting and disclosure.

The following table summarizes the Warrant activity for the nine months ended June 30, 2010:

(Unaudited)	Number of Warrants	Weighted-Average Exercise Price
Outstanding, September 30, 2009	22,934,649	$0.95
Granted	10,900,000	0.62
Exercised	—	—
Cancelled	(15,934,649)	1.11
OUTSTANDING, June 30, 2010	17,900,000	$0.59

EXERCISABLE, June 30, 2010	17,500,000	$0.59

On November 13, 2009 we issued 300,000 warrants with a strike price of $0.45 per warrant and a two-year life in settlement of a legal dispute.  We valued the warrants at $57,000 using the Black-Scholes option pricing model and the following assumptions:
Dividend rate = 0%
Risk free return of 0.82%
Volatility of 108%
Market price of $0.37 per share
Maturity of 2 years

On February 12, 2010 we issued 600,000 warrants with a strike price of $0.35 per warrant and a three-year life in connection with an ongoing service agreement.  The warrants vest in six equal 100,000 share amounts on a quarterly basis, beginning on February 12, 2010.  We valued the warrants at $95,000 using the Black-Scholes option pricing model and the following assumptions:
Dividend rate = 0%
Risk free return of 1.40%
Volatility of 98%
Market price of $0.28 per share
Maturity of 3 years

On April 12, 2010 we issued 10,000,000 warrants in two tranches in connection with a debt financing transaction.  The first tranche is for 5 million warrants with a three-year life and an exercise price of $0.29 per warrant.  The second tranche is for 5 million warrants with a five-year life and an exercise price of $1.00 per warrant.  Both warrant tranches may be exercised at any time prior to expiration on a cashless basis and are automatically exercised at expiration on a cashless basis for shares of the Company.  We have determined these warrants are subject to derivative liability accounting treatment as discussed in Note 1 “Derivative Liabilities”.  The issuance of the warrants triggered anti-dilution protection in one series of previously issued warrants.  Previously outstanding warrants with exercise prices of $0.95 and $0.98 and which expire in May, 2011 were reset by $0.01 per warrant.  We determined this modification, calculated as the difference in fair value of the warrants immediately before and after the change in exercise prices, had no significant impact on our results.  We valued the 10 million warrants at $1,494,000 using the Black-Scholes option-pricing model and the following assumptions:
Dividend rate = 0%
Risk free return of 1.65% and 2.60%
Volatility of 95%
Market price of $0.27 per share
Maturity of 3 and 5 years

Management has reviewed and assessed the warrants issued during the nine months ended June 30, 2010 and, except for the April 12, 2010 warrants, determined that they do not qualify for treatment as derivatives under applicable US GAAP rules.

NOTE 10 – SHARE-BASED COMPENSATION

The Company historically has issued equity based compensation in the form of stock options to its employees and consultants via option grants. The Company uses the guidelines of the FASB which require fair value calculations of the grant and recognition of the cost of employee services received in exchange for the award over the period the employee is required to perform the services.

The values of the financial instruments are estimated using the Black-Scholes option-pricing model. Key assumptions used during the nine months ended June 30, 2010 and 2009 to value options granted are as follows:

	Nine Months Ended
	June 30,
	2010	2009
Risk Free Rate of Return	2.00-2.58%	1.67-2.54%
Volatility	95.6%	88-95.6%
Dividend yield	0%	0%
Expected life	5 years	5 years

Our computation of expected volatility for the nine months ended June 30, 2010 is based on historical volatility over the expected life of the options granted. Our computation of expected life is based on historical exercise patterns pursuant to SEC guidelines. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

Share-based compensation included in the results of operations for the three and nine months ended June 30, 2010 and 2009 is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(Unaudited, In Thousands)	2010	2009	2010	2009
Cost of Product Sold	$23	$18	$78	$63
Officer Compensation	259	528	946	1,789
Selling and marketing	84	100	273	546
Research and development	10	146	76	647
General and administrative	220	170	712	717
Totals	$596	$962	$2,085	$3,762

The Company recorded zero and $89,000 of equity-based compensation into discontinued operations for the three and nine months ended June 30, 2010, respectively.  The Company recorded $151,000 and $823,000 of equity-based compensation into discontinued operations for the three and nine months ended June 30, 2009, respectively.

As of June 30, 2010, there was $2.4 million of total unrecognized compensation cost related to unamortized accrued share-based compensation arrangements related to outstanding employee stock options. The costs are expected to be recognized over a weighted-average period of 1.8 years.  For the remainder of fiscal 2010, we expect share-based compensation expense related to employee stock options of $537,000 before income taxes. Such amounts may change as a result of additional grants, forfeitures, modifications in assumptions and other factors.

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

Certain options granted under the 2008 Plan may be exercised at any time for restricted stock of the Company if not otherwise prohibited by the Company’s Board of Directors.  Any 2008 Plan option exercises for unvested options have restricted stock issued that is earned according to the terms of the option agreement that gave rise to the restricted stock issuance.  The Company has the right, but not the obligation, to repurchase restricted stock that is unearned as of the date of any optionee’s termination.  As of June 30, 2010 all of the 2008 Plan option grants were exercisable. To date, no restricted stock has been issued under the 2008 Plan.  Of the 2008 plan options exercisable, 4,257,756 options were vested and are exercisable into unrestricted stock.

The following table summarizes the Stock Plan stock option activity for the nine months ended June 30, 2010:

(Unaudited)	2002 Plan Number of Options	2008 Plan Number of Options	Total Number of Options	Average Exercise Price
Outstanding, September 30, 2009	16,212,156	9,688,808	25,900,964	$0.35
Granted	—	3,765,000	3,765,000	0.35
Exercised	(20,000)	—	(20,000)	0.35
Cancelled	(52,291)	(2,074,792)	(2,127,083)	0.35
Outstanding, June 30, 2010	16,139,865	11,379,016	27,518,881	$0.35

Exercisable , June 30, 2010	15,437,008	11,379,016	26,816,024	$0.35

The weighted-average remaining contractual life of the options outstanding at June 30, 2010 was 6.4 years. The exercise prices of the options outstanding at June 30, 2010 ranged from $0.25 to $1.00, and information relating to these options is as follows (unaudited):

Range of Exercise Prices	Stock Options Outstanding	Stock Options Exercisable	Weighted Average Remaining Contractual Life in years	Weighted Average Exercise Price of Options Outstanding	Weighted Average Exercise Price of Options Exercisable
$0.25-0.34	728,000	728,000	6.51	$0.25	$0.25
$0.35-$0.49	26,761,481	26,058,624	6.40	$0.35	$0.35
$0.50-$1.00	29,400	29,400	0.66	$1.00	$1.00
Total	27,518,881	26,816,024

NOTE 11 – LITIGATION

FKI PLC and FKI Engineering Ltd v. Stribog Ltd and De Wind GmbH

On or about January 21, 2010, FKI Engineering Ltd. and FKI Ltd., formerly FKI Plc., filed an action against Stribog Ltd., formerly DeWind Ltd., in the Commercial Court, Queen’s Bench Division, United Kingdom (Case No. 2010 Folio 61).  FKI Engineering Ltd. and FKI Ltd.’s claim is brought pursuant to an assignment agreement executed by the German insolvency administrator of DeWind GmbH assigning to FKI Engineering Ltd. and FKI Ltd. the right to pursue claims on behalf of DeWind GmbH for amounts allegedly owed to DeWind GmbH by Stribog Ltd..  In particular, the claim alleges that Stribog Ltd. is in breach of an August 1, 2005 business transfer agreement where DeWind GmbH agreed to sell and Stribog Ltd. agreed to purchase the assets of DeWind GmbH.  FKI Engineering Ltd. and FKI Ltd. claim that DeWind GmbH is owed approximately 46,681,543 Euros ($60,695,000 at July 27, 2010 exchange rates).  Stribog Ltd. disputes that it owes any funds to DeWind GmbH and is vigorously contesting the validity of this allegation.

Stribog Ltd. (formerly DeWind Ltd. v. FKI Plc. and FKI Engineering Ltd.

On September 18, 2009 the Company’s wholly owned subsidiary, Stribog Ltd. (formerly DeWind Ltd.), filed an action for a negative declaration in the Court of Lubeck, Germany against FKI Engineering Ltd. and FKI Ltd., formerly FKI Plc (“FKI”)(Case No. 17 O 256/09) to obtain a court’s declaration that FKI is not entitled to any rights to rescission and claims against Stribog Ltd. pursuant to an assignment agreement executed by the German insolvency administrator of DeWind GmbH assigning such alleged rights to FKI.  In its defense FKI states (i) that the license agreement dated August 1, 2005 and the following transfer of those licenses for a purchase price of EUR 500,000 ($650,000 at July 27, 2010 exchange rates) from DeWind GmbH to Stribog Ltd. in August 2008 could be challenged, in particular as the transferred licenses would have a significant higher value and (ii) that claims for damages could arise from a sale and transfer agreement dated August 1, 2005. Any particular amount in this respect was not provided by FKI.  The Company believes (i) that fair market value was paid for this intellectual property and the transaction were conducted at arm’s length, therefore any rights to rescission do not exist and (ii) that the assignment agreement is invalid.  DeWind Ltd. has not recorded a liability as it is uncertain (i) whether the court decides that such rights to challenge the transfer exist or not and whether the assignment of such rights to FKI is valid and (ii) if the court decides that such rights can be claimed by FKI, whether FKI will challenge the transfer accordingly.

Composite Technology Corporation and CTC Cable Corporation v. Mercury Cable & Energy, LLC, Ronald Morris, Edward Skonezny, Wang Chen, and “Doe” Defendants 1-100 (“Mercury”)

On August 15, 2008 the Company filed suit in the Superior Court of the State of California, County of Orange, Central Justice Center (Case No. 30-2008 00110633) against the Mercury parties including multiple unknown “Doe” defendants, expected to be named in discovery proceedings, claiming Breach of Contract, Unfair Competition, Fraud, Intentional Interference with Contract, and Injunctive Relief.  Several of the Mercury parties had filed a claim under the Company’s Chapter 11 bankruptcy proceedings which was settled during the bankruptcy and which provided for certain payments for sales made to China.  The settlement agreement included non-compete agreements and stipulated the need to maintain confidentiality for the Company’s technology, processes, and business practices.  The Company claims that the Mercury parties have taken actions, which violate the Settlement Agreement and the Bankruptcy Court Order, including the development of and attempting to market similar conductor products and misusing confidential information and the Company further claims that the Settlement Agreement was entered into with fraudulent intent.  The Company claims that the Mercury parties engaged in unlawful, unfair, and deceptive conduct and that these actions were performed with malice and with intent to cause injury to the Company.    Discovery is underway and trial is currently scheduled for September 20, 2010. It is likely this trial date will be extended.

CTC Cable Corporation v. Mercury Cable & Energy, LLC

March 3, 2009, CTC Cable filed action against Mercury Cable for patent infringement in the U.S. District Court, Central District of California, Southern Division (Case No. SACV 09-261 DOC (MLGx)).  CTC Cable believes upon information that the Defendant has infringed, contributed to infringement of, and/or actively induced infringement by itself and/or through its agents, unlawfully and wrongfully making, using, offering to sell, and/or selling products and materials embodying the patented invention within and outside the United States without permission or license from CTC Cable.  Until recently, the action was stayed pending reexamination of the patents at issue by the United States Patent and Trademark Office.  The reexamination has now been completed and all original claims have been upheld with only minor amendments.  No claims have been finally rejected.  The discovery stay has now been lifted and CTC Cable is in process of discovery.  CTC Cable has filed a motion to amend its complaint to add additional corporate and individual defendants to this action.  CTC Cable’s motion to amend has not yet been ruled on by the Court.

In Re Composite Technology Corporation Derivative Litigation (Brad Thomas v. Benton Wilcoxon, Michael Porter, Domonic J. Carney, Michael McIntosh, Stephen Bircher, Rayna Limited, Keeley Services Limited, Ellsford Management Limited, Laikadog Holdings Limited, James Carkulis, and Does 1 through 1000 (including D. Dean McCormick, III, CPA as Doe 1, John P. Mitola, as Doe 2, and Michael K. Lee, as Doe 3) and Nominal Defendant Composite Technology Corporation)

On June 26, 2009 Mr. Brad Thomas, alleged to be a shareholder of the Company, filed a shareholder derivative complaint in the Superior Court of the State of California, County of Orange (Case No. 30-2009-00125211) for damages and equitable relief. The complaint asserts claims for negligence, gross negligence, breach of fiduciary duty, waste, mismanagement, gross mismanagement, abuse of control, negligent misrepresentation, intentional misrepresentation, fraudulent promise, constructive fraud, and violations of the California Corporations Code, and seeks an accounting, rescission and/or reformation. The complaint focuses on the Company’s acquisition of its DeWind subsidiary and also related self-interested transactions, accounting deficiencies and misstatements. Certain of the defendants are current directors and/or officers or past officers of the Company. Under the Company’s articles of incorporation and bylaws, the Company is obligated to provide for indemnification for director and officer liability.  Such indemnification is covered by existing Directors and Officers insurance policies. On October 13, 2009, the Company and the individual defendants filed demurrers (motions to strike) to the Complaint on the grounds that Plaintiff Thomas did not make a written demand on the Company’s board of directors prior to filing the Complaint as required under Nevada law and that any decisions made by the individual director/office defendants in relation to the subject matter of the Complaint are protected under the business judgment rule. Prior to the scheduled hearing on the demurrer, Plaintiff Thomas filed a First Amended Complaint on or about November 11, 2009 naming three additional current board members. In addition, on October 20, 2009, the Company filed a Motion to Stay Discovery in this matter on the grounds that Plaintiff Thomas should not be permitted to conduct discovery until such time as the dispute over the sufficiency of the First Amended Complaint is decided by the Court.  On January 22, 2010, the Company filed another demurrer (motion to strike) to the First Amended Complaint on the same grounds as the original demurrers. On January 27, 2010, the Court conducted a hearing on the merits of the demurrer and took the matter under submission.  On March 8, 2010, the Court overruled the demurrer and lifted the stay on discovery.  On March 25, 2010, Plaintiff Thomas filed a Second Amended Complaint containing substantially the same allegations against the individual defendants as the previous complaints.  The Company has filed a responsive pleading to the Second Amended Complaint and the discovery process is underway.  On July 19, 2010, the Company filed a Motion for Judgment on the Pleadings seeking to dismiss the action in its entirety.  Trial of this matter is currently scheduled for November 8, 2010.  The Company has not reserved any amounts for this litigation as the amounts are undeterminable and are further eligible for reimbursement under existing insurance policies.

NOTE 12 – SEGMENT INFORMATION

As of June 30, 2010, we manage and report our operations through one business segment: CTC Cable.  During the year ended September 30, 2009 we revised our segments to reflect the disposal of DeWind. DeWind comprised our previously reported Wind segment, which has been presented as discontinued operations in our Consolidated Financial Statements (see Note 2).  When applicable, segment data is organized on the basis of products. Historically, the Company evaluates the performance of its operating segments primarily based on revenues and operating income, any transactions between reportable segments are eliminated in the consolidation of reportable segment data.

Located in Irvine, California with sales operations in the U.S., China, Europe, the Middle East and Brazil, CTC Cable produces and sells ACCC® conductor products and related ACCC® hardware products. ACCC® conductor production is a two step process. The Irvine operations produce the high strength, light weight, composite ACCC® core, which is then shipped to one of our conductor standing licensees in the U.S., Canada, Belgium, China, Indonesia or Bahrain where the core is stranded with conductive aluminum to become ACCC® conductor.  ACCC® conductor is sold in North America directly by CTC Cable to utilities and through a license and distribution agreement with Alcan Cable.  ACCC® conductor is sold elsewhere in the world directly to utilities as well as through license and distribution agreements with Lamifil in Belgium, Far East Composite Cable Company in China, and through two Indonesian companies PT Tranka Cable and PT KMI Cable.  ACCC® conductor has been sold commercially since 2005 and is currently marketed worldwide to electrical utilities, transmission companies and transmission design/engineering firms.

The Company operates and markets its services and products on a worldwide basis:

	Three Months Ended June 30,		Nine Months Ended June 30,
(Unaudited, In Thousands)	2010	2009	2010	2009
Europe	$10	$118	$115	$759
China	—	2,344	181	9,897
Other Asia	491	421	2,112	430
North America	6	270	3,613	2,099
South America	76	—	1,515	1
Mexico	—	409	—	938
Total Revenue	$583	$3,562	$7,536	$14,124

 All long-lived assets, comprised of property and equipment, are located in the United States.

For the three months ended June 30, 2010, two customers represented 97% of revenue (one in Indonesia at 84% and one in Chile at 13%).  For the nine months ended June 30, 2010, five customers represented 91% of revenue (two in the U.S. at 43%, two in Indonesia at 28% and one in Chile at 20%).

For the three months ended June 30, 2009, four customers represented 95% of revenue (one in China at 66%, one in Mexico at 11%, one in Indonesia at 12% and one in the U.S. at 6%).  For the nine months ended June 30, 2009, four customers represented 90% of revenue (one in China at 70%, one in the U.S. at 8%, one in Mexico at 7% and one in Belgium at 5%).  No other customer represented greater than 5% of consolidated revenue.

NOTE 13 – SUBSEQUENT EVENTS (Unaudited)

Management evaluated all subsequent events through the issue date of the consolidated financial statements and concluded that no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to financial statements, except as disclosed below.

In July 2010, in connection with the DeWind asset sale (see Note 2), the Company received $836,000 of the escrowed (restricted) cash leaving $16.4 million remaining in escrow.

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

OVERVIEW

The financial results for the nine months ended June 30, 2010 reflected revenue declines over prior year periods caused by significant order reductions from customers in China, Mexico, and Europe.  These declines were partially offset by order increases from North American, South American, and other Asian market customers. CTC Cable business growth slowed due to the continuing worldwide economic downturn that resulted in delays of several anticipated line projects that had specified ACCC® conductor in both new international markets and the United States.  We had a decrease of ACCC® products shipped from 2,379 kilometers in the nine months ended June 30, 2009 to 641 kilometers in the nine months ended June 30, 2010.  The decrease in shipments resulted in significant decreases in production levels during the quarter ended June 30, 2010 for our manufacturing plant in Irvine, California.  While our individual sales at historical fiscal 2007 through 2009 standard costs were in line with historical margins, the historically low utilization of our plant resulted in a much less efficient allocation of our fixed overhead and trained production labor force.  If order levels and production levels increase in the near term, the Company expects to see gross margins in line with historical levels.

In January 2010, Composite Technology Corporation repaid $9.0 million to fully redeem $9.0 million of Senior Convertible Debentures upon their maturity.  Repayment was made out of cash on hand.

In April 2010, Composite Technology Corporation issued a $10.0 million Senior Secured Loan due in April 2012 and received $9.7 million in cash net of fees and costs of $0.3 million.  The loan bears interest at 7.5% payable monthly on balances secured by qualified accounts receivable of the Company and interest at 12.5% payable monthly on balances not secured by qualified accounts receivable.  Qualified accounts receivable consist of 80% of current trade accounts receivable.  The loan has two financial covenants, measured monthly consisting of i) a liquidity covenant and ii) a profitability covenant.   The liquidity covenant requires the maintenance of a minimum of $7.5 million of combined cash and accounts receivable balances, measured at month end.  The profitability covenant consists of a maximum accumulated adjusted operating loss of $5.0 million, measured beginning April 1, 2010.  The adjusted operating loss consists of operating loss, less depreciation, amortization, and certain other non-cash charges including stock related compensation and increased or decreased by the corresponding increase or decrease in deferred revenues as compared to the June 30, 2010 deferred revenue balance.  As of June 30, 2010 the Company was in compliance with its debt covenants.

CTC Cable Division

Located in Irvine, California with sales operations in Irvine, California, China, Europe, the Middle East, and Brazil, CTC Cable produces and sells ACCC® conductor products and related ACCC® hardware products. ACCC® conductor production is a two step process. The Irvine operations produce the high strength, light weight, composite ACCC® core, which is then shipped to one of six conductor stranding licensees in the U.S., Belgium, China, Indonesia or Bahrain where the core is stranded with conductive aluminum to become ACCC® conductor.  ACCC® conductor is sold in North America directly by CTC Cable to utilities and through a license and distribution agreement with Alcan Cable.  ACCC® conductor is sold elsewhere in the world directly to utilities as well as through license and distribution agreements with Lamifil in Belgium, Far East Composite Cable Company in China, and through two Indonesian companies PT Tranka Cable and PT KMI Cable.  ACCC® conductor has been sold commercially since 2005 and is currently marketed worldwide to electrical utilities, transmission companies and transmission design/engineering firms.

RECENT DEVELOPMENTS

In February 2010, CTC Cable signed distribution and manufacturing agreements with Alcan Cable.  The distribution agreement calls for Alcan to distribute ACCC® conductor to certain of their customers.  In order to maintain exclusive distribution rights with certain Alcan customers in the U.S. and Canada, Alcan has agreed to purchase minimum quantities of ACCC® conductor during calendar year 2010 and potentially through 2012, if the term of the agreement is extended for another two years.  The term of the contract is one year, which may be extended for an additional two years if Alcan sells a minimum quantity of ACCC® conductor within the first year and achieves stranding qualifications. CTC Cable expects that the Alcan Cable distribution agreement will provide revenue orders beginning later in calendar 2010.  The agreements call for Alcan to receive a license to strand ACCC® conductor for delivery in North America after certification requirements are met, which is expected later in calendar 2010.  During the June 2010 quarter, CTC Cable continued to work with the Alcan operations team to establish licensed stranding operations, which are expected in the September 2010 quarter.  CTC Cable’s marketing team worked with Alcan’s marketing team to develop a marketing strategy, expected to be rolled out later in calendar 2010.

Between March and July 2010, CTC Cable continued to fill key positions to drive business development expansion strategies and business optimization and to provide additional sales coverage worldwide.  During the quarter, the Company formed a new subsidiary, CTC Cable Asia, to better serve markets in China, Southeast Asia, Korea, and Japan.  CTC Cable also filled staffing voids in our business development and operational environment with resource skill-sets including executive leaders in international sales and marketing.  These individuals added additional international sales coverage and business development acumen in China, Europe, the Middle East, and South America, one of whom was the primary driver behind receiving the initial order in Qatar.  Coupled with our existing sales and marketing personnel and agents, these new resources allow CTC Cable to access a significant portion of the estimated $10 billion annual transmission conductor market.  The new additions to the CTC Cable team have also worked to refine the international sales and marketing messaging and to provide focus on project identification and marketing efforts.

During the June quarter CTC Cable supplemented its technical skill set through several key technical hires.  In June 2010, CTC Cable hired a new VP of Research and Development, a PhD who has significant experience in advanced composite materials design and development.  We expect this individual to be a key manager of, and contributor to, our technical team and he is undergoing a thorough review of our products and testing protocols as well as directing new product development. The Company continued to develop a new twisted pair ACCC® conductor that we anticipate should have superior engineering advantages over other similar conductors including General Cable’s T-2® conductors.  We received initial tests results in July 2010 and have further testing scheduled for later calendar 2010.  Also in June 2010, CTC Cable hired several key leaders and contributors in our utility transmission design as well as our pre-sales team and our post-sales installation team.

Looking forward into the remainder of fiscal 2010, CTC Cable will pursue its domestic and international business development growth strategy by continuing to expand its sales channel relationships with regional stranding companies, strategic consultants, sales agents, and market distributors as well as increasing direct business development resources at CTC Cable.  Through these strategies, CTC Cable plans to drive revenue by focusing on existing and new utility project opportunities in its core domestic and international pipeline, penetrating new developing and emerging markets, leveraging new and existing distribution channels, and revitalizing the lagging Chinese market.  CTC Cable will also continue its efforts to obtain federal and state incentives made available to utilities for the use of efficient transmission conductors, which should be favorable to ACCC® conductor.  To balance the additional resources needed to support CTC Cable’s growth expansion strategy, the Company is establishing various business optimization initiatives to further augment its efforts to maintain its competitive advantage in the marketplace.  This entails a realignment of CTC Cable’s supply chain model to drive certain cost saving opportunities including moving towards a fixed to variable cost framework that optimizes operational resources, renegotiating current pricing with key supplier sources of core production raw materials, outsourcing non-core production activities, implementing activity-based costing measures for projects to better monitor performance and maximize profit margins and increasing production efficiency through enhancement of automation techniques.

Despite slower than expected sales in the beginning of this year attributable to customers pushing orders out to the latter half of the calendar year, CTC Cable’s business development efforts continue to show growth through orders from new and existing customers.  Our first high voltage line in Europe was energized at 400kV in Germany, which will provide critical high voltage operating data for the German market, much of which is at 380kV to 400kV.  Market penetration continues with sales to new customers worldwide including a new customer in Qatar announced in June 2010 and a repeat order to a customer sold through our Engineering and Professional Consulting (EPC) channel in Africa in July 2010.  We are selling our products as a critical component of an engineered solution and we intend to expand our efforts to partner with EPC service providers.

CTC Cable continues its pursuit of relationships with additional suppliers and it is working with our existing suppliers to expand the support of ACCC® conductors and hardware into new geographic regions.  These expanded efforts are focused not only on new stranding relationships, but are also targeted towards developing multiple hardware suppliers.  We anticipate that the availability of ACCC® hardware from different regions will support our recent efforts to sign agreements with additional stranding sources. Discussions with new stranding partners are continuing at multiple locations worldwide in particular with several stranding manufacturers and distributors in Asia, South America, and Mexico.  We believe the strategy to localize stranding and hardware manufacturing will provide a solid platform from which to grow cable sales and to provide support for our worldwide customer base. We intend to couple this local presence with key relationships to better vertically integrate our ACCC® products as an engineered solution.

CTC Cable Revenues were as follows for the three and nine months ended June 30, 2010 and 2009:

(Unaudited, In Thousands -	Three Months Ended June 30,		Nine Months Ended June 30,
except kilometer related amounts)	2010	2009	2010	2009
Europe	$10	$118	$115	$759
China	—	2,344	181	9,897
Other Asia	491	421	2,112	430
North America	6	270	3,613	2,099
South America	76	—	1,515	1
Mexico	—	409	—	938
Total Revenue	$583	$3,562	$7,536	$14,124
Kilometers shipped	96	665	641	2,379
Revenue per kilometer	$5,113	$4,100	$10,127	$4,871

Total Revenues for the quarter decreased to $0.6 million as compared to $3.6 million for the same period in the prior year.  One order to a new customer in Qatar for $0.7 million was completed prior to the quarter end but was shipped in July 2010 and was not recognized in the June 2010 quarter.

The worldwide economic downturn continues to effect sales of ACCC® conductor worldwide and has impacted the timeline for receipt of new cable orders.  Although we have received nearly $4 million in orders in the month of July 2010 we continue to see project delays as well as a restriction of customers’ capital required to construct new projects and reconductor lines for several of our International customers. Throughout 2010, we have received multiple notices of product design wins for ACCC® conductor projects but we have not received formal purchase orders and therefore we do not count such wins as order backlog.  Our current order backlog is approximately $7.1 million for deliveries in the September and December 2010 quarters.

CTC Cable’s gross margins were negatively impacted by several factors.  Gross margin (loss) for the quarter decreased to (27.3)% as compared to 17.7% in the prior year.   During the June 2010 quarter, we sold primarily ACCC® conductor, which carries lower margins per revenue dollar.  In addition, our plant utilization was inefficient during the quarter due to the low production levels.  Our plant carries fixed costs for rent and labor which is based on plant utilization in excess of 20% to build our ACCC® core including our production teams, quality assurance, and infrastructure groups.  During the June 2010 quarter, we produced at less than 10% plant capacity.  This resulted in a negative production cost variance that we anticipate will be reduced as additional expected orders are received late.

CTC Cable’s operating expenses increased from the June 2009 quarter by $0.9 million primarily related to reallocation of personnel and overhead costs to general and administrative expenses from production related expenses which are normally recorded to inventory and costs of sales and which were caused by the low plant utilization, additional headcounts in the business development and operations environment, higher expenditures associated with pursuing CTC Cable’s efforts to expand the Company’s domestic and international business development growth strategy, and litigation related expenditures.

Operating expenses decreased from the March 2010 quarter by $1.0 million primarily related to lower officer compensation and the continuing efforts of cost reduction measures that were begun in the December 2009 quarter including headcount reductions and overhead-related cost reductions and lower sales commissions on lower revenue balances.

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

On December 4, 2009, DSME provided the Company with a preliminary net asset value calculation in accordance with the terms and conditions of the Asset Purchase Agreement dated September 4, 2009.  The Company responded with an adjusted net asset value calculation on December 16, 2009.  In January 2010, the Company and DSME had a series of meetings to discuss the differences.  Negotiations and resolution of all differences continued during the June 2010 quarter.  In July 2010, the Company received $836,000 of the escrowed cash with $16.4 million remaining in escrow.

As of June 30, 2010, the remaining assets and liabilities of the discontinued operations consist of the following:

(Unaudited, In Thousands)	June 30, 2010
ASSETS
Accounts Receivable, net	$1,035
Prepaid Expenses and Other Current Assets	418
TOTAL ASSETS	$1,453

LIABILITIES
Accounts Payable and Other Accrued Liabilities	$33,034
Deferred Revenues and Customer Advances	2,207
Warranty Provision	1,747
Total Liabilities	36,988

Net Liabilities of Discontinued Operations	$(35,535)

Significantly all of the assets and liabilities of the discontinued operations pertain to activities outside of the United States, primarily for turbines sold and installed in Europe and South America and technology licenses to Chinese customers.  At June 30, 2010, included above in Accounts Payable and Other Accrued Liabilities are net payables related to formerly consolidated, now insolvent European subsidiaries of approximately $18 million, substantially all of which has been assigned by the insolvency receiver to FKI, a former owner of DeWind engaged in discovery and threats of litigation with Stribog Ltd., formerly DeWind Ltd.  As of June 30, 2010, the net payables to insolvent subsidiaries are comprised of assets in the amount of $7 million and liabilities in the amount of $25 million. We did not receive an update from the insolvency receiver related to the assets and liabilities for the insolvent subsidiaries during the quarter ended June 30, 2010.

RESULTS OF OPERATIONS

The following table presents a comparative analysis of Revenue, Cost of Revenues, and Gross Margins for continuing operations, our CTC cable division:

	Three Months Ended June 30,		Nine Months Ended June 30,
(Unaudited, In Thousands)	2010	2009	2010	2009
Product Revenue	$583	$3,562	$7,536	$14,124
Cost of Revenue	$742	$2,931	$6,466	$10,063
Gross Margin (Loss)	$(159)	$631	$1,070	$4,061
Gross Margin (Loss) %	(27.3)%	17.7%	14.2%	28.8%

PRODUCT REVENUE:  Product revenues decreased $3.0 million, or 84%, from $3.6 million in 2009 to $0.6 million for the three months ended June 30, 2010, and decreased $6.6 million, or 47%, from $14.1 million in 2009 to $7.5 million for the nine months ended June 30, 2010.

The decrease for the three months ended June 30, 2010 was related to a significant decline in shipments of 634 km of ACCC® products, substantially all to China, offset by an increase in shipments of 65 km of ACCC® products to Indonesia. The decrease for the nine months ended June 30, 2010 was primarily related to a significant decline in shipments of 2,003 km of ACCC® products to China, offset by increases in shipments of 264 km of ACCC® products primarily within North America, South America and Indonesia.

COST OF REVENUE: Cost of revenue represent materials, labor, freight, product cost depreciation and allocated overhead costs to produce ACCC® conductor, ACCC® core, and related hardware.  Cost of revenue decreased $2.2 million, or 75%, from $2.9 million in 2009 to $0.7 million for the three months ended June 30, 2010, and decreased $3.6 million, or 36%, from $10.1 million in 2009 to $6.5 million for the nine months ended June 30, 2010.

Cost of revenue and resultant gross margin: The gross margin percentages for the three and nine months ended June 30, 2010 decreased primarily due to production inefficiencies as a result of significant idle production capacity, and inventory reserves recorded in the respective periods.

The following table presents a comparative analysis of operating expenses for continuing operations:

	Three Months Ended June 30,
	2010			2009
(Unaudited, In Thousands)	Corporate	Cable	Total	Corporate	Cable	Total
Officer Compensation	$511	$35	$546	$771	$—	$771
General and Administrative	1,316	1,508	2,824	1,097	1,065	2,162
Research and Development	—	499	499	—	499	499
Sales and Marketing	—	1,505	1,505	—	1,108	1,108
Depreciation and Amortization	2	99	101	—	93	93
Total Operating Expenses	$1,829	$3,646	$5,475	$1,868	$2,765	$4,633

	Nine Months Ended June 30,
	2010			2009
(Unaudited, In Thousands)	Corporate	Cable	Total	Corporate	Cable	Total
Officer Compensation	$1,735	$196	$1,931	$2,527	$—	$2,527
General and Administrative	5,510	4,304	9,814	4,224	2,405	6,629
Research and Development	—	1,645	1,645	—	1,910	1,910
Sales and Marketing	—	4,489	4,489	—	3,856	3,856
Depreciation and Amortization	2	358	360	—	274	274
Total Operating Expenses	$7,247	$10,992	$18,239	$6,751	$8,445	$15,196

OFFICER COMPENSATION: Officer Compensation represents CTC Corporate and Cable expenses and consists primarily of salaries, consulting fees paid in cash, and the fair value of stock grants issued to officers of the Company. Officer compensation decreased $0.2 million, or 29%, from $0.8 million in 2009 to $0.5 million for the three months ended June 30, 2010, and decreased $0.6 million, or 24%, from $2.5 million in 2009 to $1.9 million for the nine months ended June 30, 2010.  The decreases for the three and nine months ended June 30, 2010 were primarily due to lower fair value share-based compensation expense for vested stock options, offset by an increase in officer salaries.

GENERAL AND ADMINISTRATIVE: General and administrative expense consists primarily of salaries and employee benefits for administrative personnel, professional fees, facilities costs, insurance, travel, share-based compensation charges and any expenses related to reserves for uncollectible receivables. General and administrative expense increased $0.7 million, or 31%, from $2.2 million in 2009 to $2.8 million for the three months ended June 30, 2010, and increased $3.2 million, or 48%, from $6.6 million in 2009 to $9.8 million for the nine months ended June 30, 2010.

The increase of $0.7 million for the three months ended June 30, 2010 was primarily from an increase in Cable related general and administrative expense derived from increases headcount and headcount related costs, and facilities costs due to significant idle capacity during the three months ended June 30, 2010.

The increase of $3.2 million for the nine months ended June 30, 2010 was due to a $1.3 million increase from corporate and $1.9 million increase from Cable.  The corporate related general and administrative expense increase is derived primarily from increases in professional service fees, start-up costs related to the organization of a new entity, and payroll taxes accrued in connection with an IRS payroll tax audit as discussed in Note 1 (“Income Taxes”) to the consolidated financial statements.  The Cable related general and administrative expense increase is derived primarily from headcount and headcount related costs and facilities costs due to significant idle capacity.

RESEARCH AND DEVELOPMENT:  Research and development expenses consist primarily of salaries, consulting fees, materials, tools, and related expenses for work performed in designing and developing of manufacturing processes for the Company's products.  Research and development expenses were consistent for the three months ended June 30, 2010, and decreased by $0.3 million, or 14%, from $1.9 million in 2009 to $1.6 million for the nine months ended June 30, 2010.

The decrease for the nine months ended June 30, 2010 was primarily due to significantly lower fair value share-based compensation expense for vested stock options, partially offset by higher headcount costs, professional service fees and research and development product testing and validation costs.

SALES AND MARKETING: Sales and marketing expenses consist primarily of salaries, consulting fees, materials, travel, and other expenses performed in marketing, sales, and business development efforts for the Company. Sales and marketing expenses increased $0.4 million, or 36%, from $1.1 million in 2009 to $1.5 million for the three months ended June 30, 2010, and increased $0.6 million, or 16%, from $3.9 million in 2009 to $4.5 million for the nine months ended June 30, 2010.

The net increases for the three and nine months ended June 30, 2010 were primarily related to increased headcount and headcount related costs, commissions and incentives expense, and professional service fees, offset by a decrease in share-based compensation charges.

DEPRECIATION AND AMORTIZATION: Depreciation and amortization expense consists of the depreciation and amortization of the Company's capitalized assets used in operations, excluding product cost depreciation (refer to cost of revenue discussion above).  Depreciation expense increased $8,000, or 9%, from $93,000 in 2009 to $101,000 for the three months ended June 30, 2010, and increased $86,000, or 31%, from $274,000 in 2009 to $360,000 for the nine months ended June 30, 2010. The increases were primarily due to a higher non-production based asset base compared to the prior year corresponding period.

INTEREST EXPENSE: Interest expense primarily consists of the cash interest payable on the Company’s debt obligations and the amortization of the any related debt discount.  Interest expense increased $152,000, or 33%, from $461,000 in 2009 to $613,000 for the three months ended June 30, 2010, and increased $0.3 million, or 23%, from $1.4 million in 2009 to $1.7 million for the nine months ended June 30, 2010. The increase in the three and nine months ended June 30, 2010 was primarily due to the April 2010 senior secured loan arrangement (refer to Note 8 to the consolidated financial statements), which carries a higher average interest rate than the fiscal 2009 obligation.  The increase in the nine months ended June 30, 2010 was also due to additional discount amortization of a beneficial conversion feature liability recognized in earnings from October 2009 through January 2010 (refer to Note 1 to the consolidated financial statements “Derivative Liabilities and Change in Accounting Principle”).

INTEREST INCOME: The interest income changes from period to period are due to changes in the underlying cash and cash equivalent balances.  Interest income increased by $4,000 and $11,000 in the three and nine months ended June 30, 2010, respectively, compared to the same periods in the prior year.  The additional interest income is primarily due to the DeWind sale proceeds from September 2009.

OTHER EXPENSE:  Other expense primarily consists of foreign exchange losses, losses on disposal of fixed assets, and penalties associated with the findings from the examination by the Internal Revenue Service (IRS) for prior fiscals years ended September 30, 2001 through 2005 (refer to “Income Taxes” in Note 1 above).  Other expense increased $128,000 and $392,000 in the three and nine months ended June 30, 2010, respectively, compared to the same periods in the prior year.  The increases for the three months and nine months ended June 30, 2010 are primarily due to foreign exchange losses, losses on disposal of fixed assets, and the IRS penalties mentioned above.

CHANGE IN FAIR VALUE OF DERIVATIVE LIABILITIES: Refer to discussion at Note 1 (“Derivative Liabilities”) to the consolidated financial statements.

INCOME TAXES:  No provisions for income taxes were made for the three months ended June 30, 2010 and 2009, respectively.  We made provisions for income taxes of $14,000 and $4,000 for the nine months ended June 30, 2010 and 2009, respectively. We have determined that due to our continuing operating losses as well as the uncertainty of the timing of profitability in future periods, we should fully reserve our deferred tax assets. As of June 30, 2010, our deferred tax assets continued to be fully reserved. We will continue to evaluate, on a quarterly basis, the positive and negative evidence affecting our ability to realize our deferred tax assets.

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

RECONCILIATION OF NON-GAAP MEASURES

The following tables present a reconciliation of consolidated non-GAAP EBITDAS or Earnings before Interest, Taxes, Depreciation & Amortization, and Share-Based Compensation charges for continuing operations for the three and nine months ended June 30, 2010 and 2009:

The Company has provided non-GAAP measures such as EBITDAS in the following management discussion and analysis. The Company uses the non-GAAP information internally as one of several measures used to evaluate its operating performance and believes these non-GAAP measures are useful to, and have been requested by, investors as they provide additional insight into the underlying operating results viewed in conjunction with US GAAP operating results.  For the non-GAAP EBITDAS measure, a significant portion of non-cash expenses are excluded, primarily for interest, depreciation and for share-based compensation charges that are valued based on the share price and volatility at the date of grant and then expensed as earned, typically upon vesting of service over time.  The material limitation of non-GAAP EBITDAS compared with Net Income/Loss is that significant non-cash expenses are excluded.  Management compensates for such limitation by utilizing EBITDAS only for particular purposes and that it evaluates EBITDAS in the context of other metrics such as Net Income/Loss when evaluating the Company’s performance and financial condition. Non-GAAP measures are not stated in accordance with, should not be considered in isolation from, and are not a substitute for, US GAAP measures. A reconciliation of US GAAP to non-GAAP results has been provided in the financial tables below.  We will also include the change in fair value of derivative liabilities, asset impairments and warrant modification expense in EBITDAS and our reconciliation as applicable.

	Three Months Ended June 30,
	2010			2009
(Unaudited, In Thousands)	Corporate	Cable	Total	Corporate	Cable	Total
EBITDAS:
Net loss from continuing operations	$(1,975)	$(3,805)	$(5,780)	$(2,335)	$(2,134)	$(4,469)
Depreciation & Amortization	2	166	168	—	257	257
Share-based compensation	467	129	596	687	275	962
Change in fair value of derivative liabilities	(597)	—	(597)	—	—	—
Interest expense, net	607	—	607	459	—	459
Income tax expense	—	—	—	—	—	—
EBITDAS Loss	$(1,496)	$(3,510)	$(5,006)	$(1,189)	$(1,602)	$(2,791)

	Nine Months Ended June 30,
	2010			2009
(Unaudited, In Thousands)	Corporate	Cable	Total	Corporate	Cable	Total
EBITDAS:
Net loss from continuing operations	$(7,799)	$(10,001)	$(17,800)	$(8,118)	$(4,384)	$(12,502)
Depreciation & Amortization	2	484	486	—	722	722
Share-based compensation	1,592	493	2,085	2,459	1,303	3,762
Change in fair value of derivative liabilities	(1,437)	—	(1,437)	—	—	—
Interest expense, net	1,667	(13)	1,654	1,354	1	1,355
Income tax expense	14	—	14	4	—	4
EBITDAS Loss	$(5,961)	$(9,037)	$(14,998)	$(4,301)	$(2,358)	$(6,659)

Consolidated EBITDAS Loss for the three months ended June 30, 2010 for continuing operations increased by $2.2 million as compared to 2009 primarily due to a $1.9 million increase from our Cable operations.  Consolidated EBITDAS Loss for the nine months ended June 30, 2010 for continuing operations increased by $8.3 million as compared to 2009 due to a $1.6 million increase from corporate and $6.7 million increase from our Cable operations.  The total increases were primarily due to reduced gross margins and increased operating expenses including additional payroll tax expense in connection with an IRS audit, increases in professional service fees and headcount, and increased facilities costs due to significant idle capacity.

NET LOSS

The following table presents the components of our total net loss:

	Three Months Ended June 30,		Nine Months Ended June 30,
(Unaudited, In Thousands)	2010	2009	2010	2009
Net Loss from Continuing Operations	$(5,780)	$(4,469)	$(17,800)	$(12,502)

Income (Loss) from Discontinued Operations (Note 2)	2,376	(22,456)	3,460	(33,413)

Net Loss	$(3,404)	$(26,925)	$(14,340)	$(45,915)

Net loss decreased by $23.5 million to $3.4 million for the three months ended June 30, 2010 from $26.9 million in 2009, and decreased by $31.6 million to $14.3 million for the nine months ended June 30, 2010 from $45.9 million in 2009.  The decreases in net loss are substantially due to the activity level of our discontinued operations through June 30, 2009 compared to same period in fiscal 2010.  The $31.6 million net loss decrease for the nine months ended June 30, 2010 was due to:

•	A decrease in Gross Margin from continuing operations of $3.0 million from 2009 to 2010.

•	An increase in Total Operating Expense from continuing operations of $3.0 million from 2009 to 2010.

•	A decrease in Total Other Expense (including income taxes) from continuing operations of $0.7 million from 2009 to 2010.

•	A decrease from the 2009 Loss from Discontinued Operations of $36.9 million to 2010.

Gross Margin: As discussed above, the gross margin decrease of $3.0 million was primarily due to production inefficiencies as a result of significant idle production capacity, and inventory reserves recorded in the nine months ended June 30, 2010 compared to 2009.

Total Operating Expense: As detailed above, the total increase in operating expense of $3.0 million was primarily driven by significant increases in general and administrative expenses totaling $3.2 million, offset by decreases in research and development expenses of $0.3 million and officer compensation of $0.6 million for the nine months ended June 30, 2010 compared to 2009.

Total Other Expense (including income taxes): As discussed above, the total other expense decrease is primarily due to the $1.4 million increase in the change in fair value of derivatives liabilities, offset by additional interest expense of $0.3 million in the nine months ended June 30, 2010 compared to 2009.

Income (Loss) from Discontinued Operations: As discussed above and detailed in Note 2 to the consolidated financial statements, the decrease from the 2009 loss from discontinued operations of $36.9 million is derived from the September 2009 DeWind asset sale and related discontinuation of the DeWind business segment.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, our principal sources of working capital have been private debt issuances and equity financings.

For the nine months ended June 30, 2010, we had a net loss from continuing operations of $17.8 million.  At June 30, 2010 we had $7.4 million of cash and cash equivalents, which represented a decrease of $16.6 million from September 30, 2009. The decrease was due to cash used in operations of $17 million, cash used in investing activities of $0.2 million and cash provided by financing activities of $0.6 million.

Cash used in operations during the nine months ended June 30, 2010 of $17 million was primarily the result of a net loss of $14.2 million and income from discontinued operations of $3.5 million, offset by net non-cash reconciling items of $3.6 million (comprised of depreciation and amortization of $1.3 million, stock related net charges of $2.4 million, inventory charges of $1.2 million, a loss on disposal of fixed assets of $0.1 million and a foreign exchange loss of $0.1 million, offset by a gain from the change in fair value of derivative liabilities of $1.4 million). Additionally, cash used in operations was impacted by a negative change in net assets/liabilities from discontinued operations of $3.0 million, offset by net cash provided from working capital of $0.1 million (primarily comprised of a negative change in accounts payable of $1.7 million, offset by a positive changes in accounts receivable of $0.7 million and deferred revenue of $1.4 million).

Cash used in investing activities during the nine months ended June 30, 2010 of $0.2 million was primarily related to cash used from the purchase of computer hardware and software, and equipment put in service in anticipation of increased cable manufacturing activities.

Cash provided by financing activities during the nine months ended June 30, 2010 of $0.6 million was derived from the net proceeds received from the April 2010 senior secured loan arrangement of $9.7 million and the exercise of stock options in the amount of $7,000, offset by the January 2010 repayment notes payable of $9.0 million.

Our cash position as of June 30, 2010 was $7.4 million.  On January 31, 2010, we repaid all outstanding convertible notes payable in the principal amount of $9.0 million.  Due to the repayment of debt, we raised an additional $9.7 million in cash in April 2010 (refer to Note 8 “Debt” to the consolidated financial statements).  As noted in Note 13 “Subsequent Events” to the consolidated financial statements, in July 2010, in connection with the DeWind asset sale (refer to Note 2 to the consolidated financial statements), the Company received $836,000 of the escrowed cash leaving $16.4 million remaining in escrow.  We believe our current cash position, future capital raises, expected cash flows from revenue orders, potential recovery of additional escrowed cash, and value of “in-the-money” options and warrants will be sufficient to fund our operations for the next twelve months ending June 30, 2011 on a consolidated basis.  Due to the sale of substantially all of the DeWind business, recorded as discontinued operations, the cash requirements of the Company have decreased due to significantly lower cash operating expenses and the elimination of inventory purchases for costly wind turbine parts.  As CTC Cable has sufficient production capacity in its existing plant to achieve profitability, it is not expected that significant capital expenditures will be required to expand production, as seen in prior years.  CTC Cable has also significantly reduced its reliance on one customer as compared to prior fiscal years, which has lowered its customer concentration risk.  Additionally, as needed, we intend to continue the practice of issuing stock, debt, or other financial instruments for cash or for payment of services or debt extinguishment until our cash flows from the sales of our primary products is sufficient to fully provide for cash used in operations or if we believe such a financing event would be a sound business strategy.

CAPITAL EXPENDITURES

The Company does not have any material commitments for capital expenditures.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2010, we have no off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations (including interest expense) and commitments as of June 30, 2010:

(Unaudited, In Thousands)	Total	Due in 1 Year	In Years 2-3	In excess of 3 Years
Warranty Provisions	$613	$327	$286	$—
Debt Obligations (A)	$12,130	$1,217	$10,913	$—
Operating Lease Obligations	$2,406	$813	$1,593	—

(A) Senior secured loan due April 2012 and the related estimated monthly interest-only payments (see Note 8).

During the June 2010 quarter, the Company renegotiated the lease on its primary operating facilities and headquarters location in Irvine, CA.  The lease had been scheduled to expire in December 2010 with an option to renew for an additional five years.  The company negotiated a reduced lease rate and committed to remain in the Irvine, CA location through 2013.

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

CTC Cable sales for the three and nine months ended June 30, 2010 and 2009 consisted of stranded ACCC® conductor and ACCC® hardware sold to end user utilities and sales of ACCC® conductor core and ACCC® hardware to our stranding manufacturers. All ACCC® product related sales were recognized upon delivery of product and transfer of title. For ACCC® conductor product sales made directly by us and not through a manufacturer or distributor, through a third-party insurance company, we provide the option to purchase an extended warranty for periods up to five, seven or ten years. We allocate a portion of sales proceeds to the estimated fair value of the cost to provide such a warranty.  To date, most of our ACCC® related product sales have been without warranty coverage.

CONSULTING REVENUE. Consulting revenues are generally recognized as the consulting services are provided. We have entered into service contract agreements with electric utility and utility services companies that generally require us to provide engineering or design services, often in conjunction with current or future product sales. In return, we receive engineering service fees payable in cash.  For the three and nine months ended June 30, 2010 and 2009, we recognized no consulting revenues.

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

-
the assumptions used to calculate fair value of our share-based compensation and derivative liabilities, primarily the volatility component of the Black-Scholes-Merton (Black-Scholes) option-pricing model used to value our warrants and our employee and non-employee options. This estimate relies upon the past volatility of our share price over time, forfeiture rates over time, as well as the estimate of the option life.

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

Derivative Financial Instruments

The Company issues financial instruments in the form of stock options and stock warrants, and debt conversion features as part of its convertible debt issuances. The Company has not issued any derivative instruments for hedging purposes since its inception. The Company uses the specific guidance and disclosure requirements provided in US GAAP. Generally, freestanding derivative contracts where settlement is required by physical share settlement or in net share settlement; or where the Company has a choice of share or net cash settlement are accounted for as equity. Contracts where settlement is in cash or where the counterparty may choose cash settlement are accounted for as a liability. Under current US GAAP, certain of our warrants are subject to liability accounting treatment (see discussion below under “Derivative Liabilities”), while our stock options are considered indexed to the Company’s stock and are accounted for as equity.

The values of the financial instruments are estimated using the Black-Scholes option-pricing model. Key assumptions used to value options and warrants granted, issued or repriced are as follows:

	Nine Months Ended
	June 30,
	2010	2009
Risk Free Rate of Return	0.82-2.60%	0.50-2.54%
Volatility	95.0-108%	75-116%
Dividend yield	0%	0%
Expected life	2-5 yrs	.5-5 yrs

Derivative Liabilities

Currently, our derivative liabilities include fair value based warrant liabilities pursuant to US GAAP applied to the terms of the underlying agreements. The Company has issued warrants to purchase common shares of the Company as additional incentive for investors who purchase unregistered, restricted common stock or convertible debentures. The fair value of certain warrants issued and debt conversion features in conjunction with financing events are recorded as a discount for debt issuances. Certain warrant agreements and debt conversion arrangements include provisions that require us to record them as a liability, at fair value, pursuant to Financial Accounting Standards Board accounting rules, including certain provisions designed to protect a holder’s position from being diluted. The derivative liabilities are marked-to-market each reporting period and changes in fair value are recorded as a non-operating gain or loss in our consolidated statements of operations, until they are completely settled or expire. The fair value of the warrants and debt conversion features are determined each reporting period using the Black-Scholes valuation model, using inputs and assumptions consistent with those used in our estimate of fair value of employee stock options, except that the remaining contractual life is used.  Such fair value is affected by changes in inputs to that model including our stock price, expected stock price volatility, interest rates and expected term.

Refer to “Fair Value Measurements” in Note 1 to the consolidated financial statements for additional derivative liabilities disclosures.

For the three and nine months ended June 30, 2010, we recognized gains of $597,000 and $1,437,000, respectively, related to the revaluation of our derivative liabilities.  The 2010 revaluation gains resulted mainly from the decrease in our stock price from the prior year and from expired arrangements during the year.

In connection with the warrants issued to investors as discussed above, the Company has issued warrants to compensate for financing fees and other service fees incurred.  Such compensatory warrants are recorded at fair value in the same manner as non-compensatory warrants, however, the recognized expense is offset to additional paid-in-capital.  Such warrants are considered equity transactions in accordance with US GAAP.  Additionally, warrants issued without anti-dilution provisions are generally considered equity transactions in accordance with US GAAP. All of our outstanding warrants including those subject to liability accounting treatment are further discussed in Note 9 to the consolidated financial statements.

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

Additional information about share-based compensation is disclosed in Note 10 to the consolidated financial statements.

Convertible Debt

Convertible debt is accounted for under specific guidelines established in US GAAP. The Company records a beneficial conversion feature (BCF) related to the issuance of convertible debt that have conversion features at fixed or adjustable rates that are in-the-money when issued and records the fair value of warrants issued with those instruments. The BCF for the convertible instruments is recognized and measured by allocating a portion of the proceeds to warrants and as a reduction to the carrying amount of the convertible instrument equal to the intrinsic value of the conversion features, both of which are credited to paid-in-capital or liabilities as appropriate. The Company calculates the fair value of warrants issued with the convertible instruments using the Black-Scholes valuation method, using the same assumptions used for valuing employee options, except that the contractual life of the warrant is used. Upon each issuance, the Company evaluates the variable conversion features and determines the appropriate accounting treatment as either equity or liability, in accordance with US GAAP. The Company first allocates the value of the proceeds received to the convertible instrument and any other detachable instruments (such as detachable warrants) on a relative fair value basis and then determines the amount of any BCF based on effective conversion price to measure the intrinsic value, if any, of the embedded conversion option. Using the effective yield method, the allocated fair value is recorded as a debt discount or premium and is amortized over the expected term of the convertible debt to interest expense. For a conversion price change of a convertible debt issue, the additional intrinsic value of the debt conversion feature, calculated as the number of additional shares issuable due to a conversion price change multiplied by the previous conversion price, is recorded as additional debt discount and amortized over the remaining life of the debt.  As of June 30, 2010 we had no convertible debt outstanding.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Refer to Note 1 to the Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk relates primarily to our cash balances and the effect that changes in interest rates have on the interest earned on that portfolio.  Our current debt obligations bear a fixed rate of interest.

As of June 30, 2010 we did not hold any derivative financial instruments for speculative or trading purposes. The primary objective of our investment activities is the preservation of principal while maximizing investment income and minimizing risk. As of June 30, 2010, we had $7.4 million in cash and cash equivalents including short-term investments purchased with original maturities of three months or less. Due to the short duration of these financial instruments, we do not expect that a change in interest rates would result in any material loss to our investment portfolio.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934.  Disclosure controls and procedures are controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of June 30, 2010 because of the material weaknesses identified during management’s annual assessment of internal control over financial reporting for the fiscal year ended September 30, 2009.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the third quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except as noted below.

During the nine months ended June 30, 2010 and through the date of this report, the Company improved the internal control over financial reporting to address certain material weaknesses identified as of September 30, 2009, as follows:

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

(5) Evaluating an internal audit function in relation to the Company's financial resources and requirements;

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material changes to the Legal Proceedings described in Form 10-K filed with the Securities and Exchange Commission on December 14, 2009. See Note 11 (“Litigation”) to the Consolidated Financial Statements in this document.

Item 1A. Risk Factors

The following risk factors have changed or have been updated for recent information as compared to the Risk Factors listed in Form 10-K filed with the Securities and Exchange Commission on December 14, 2009. Such risk factors should be read in conjunction with the risk factors listed in such Form 10-K.

WE EXPECT FUTURE LOSSES AND OUR FUTURE PROFITABILITY IS UNCERTAIN.
Prior to acquiring Transmission Technology Corporation, or TTC, in November 2001, we were a shell corporation having no operating history, revenues from operations, or assets since December 31, 1989. We have recorded approximately $82 million in ACCC® product sales since inception. Historically, we have incurred substantial losses and we may experience significant quarterly and annual losses for the foreseeable future. We may never become profitable. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. We expect the need to significantly increase our product development and product prototype and equipment prototype production expenses, as necessary. As a result, we will need to generate significant revenues and earnings to achieve and maintain profitability.

IF WE CANNOT RAISE CAPITAL WHEN IT IS NEEDED, WE MAY BE REQUIRED TO REDUCE OR SUSPEND OPERATIONS OR GO OUT OF BUSINESS ALTOGETHER FOR ONE OR MORE OF OUR OPERATING SEGMENTS.
We anticipate that for the foreseeable future, the sales of our ACCC® cable may not be sufficient enough to sustain our current level of operations and that we will continue to incur net losses.  Further, on January 31, 2010 we repaid $9.1 million in debt and interest on our remaining convertible debt outstanding at December 31, 2009.  On April 12, 2010 we raised $10.0 million of debt that has restrictive debt covenant requirements and which places limits on our losses and limits our cash spending to minimum cash levels. For these reasons, we believe that we will need to either raise additional capital, until such time, if ever, as we become cash flow positive. It is highly likely that we will continue to seek to raise money through public or private sales of our securities, debt financing or short-term loans, corporate collaborations, asset sales, or a combination of the foregoing. Our ability to raise additional funds in the public or private markets will be adversely affected if the results of our business operations are not favorable, if any products developed are not well received or if our stock price or trading volume is low. Additional funding may not be available on favorable terms to us, or at all. To the extent that money is raised through the sale of our securities, the issuance of those securities could result in dilution to our existing stockholders. If we raise money through debt financing, we may be required to secure the financing with all of our business assets, which could be sold or retained by the creditor should we default in our payment obligations. If we cannot sustain our working capital needs with financings or if available financing is prohibitively expensive, we may not be able to complete the commercialization of our products. As a result, we may be required to discontinue our operations without obtaining any value for our products, which could eliminate stockholder equity, or we could be forced to relinquish rights to some or all of our products in return for an amount substantially less than we expended.

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
We rely to a substantial extent on the management, marketing and product development skills of our key employees, particularly Benton H Wilcoxon, our Chief Executive Officer, Marv Sepe, our Chief Operating Officer, and DJ Carney, our Chief Financial Officer.  During the quarter ended June 30 2010 John Brewster, President of CTC Cable Corporation, resigned to pursue other interests and the Company is actively recruiting his replacement.  If Messrs. Wilcoxon, Sepe, or Carney were unable to provide services to us for whatever reason, or if Mr. Brewster’s replacement is not recruited in a timely manner, our business would be adversely affected.  Neither Mr. Wilcoxon, Mr. Sepe, nor Mr. Carney has entered into an employment agreement with the Company.  In addition, our ability to develop and market our products and to achieve profitability will depend on our ability to attract and retain highly talented personnel.  We face intense competition for personnel from other companies in the electrical utility industry.  The loss of the services of our key personnel or the inability to attract and retain the additional, highly talented employees required for the development and commercialization of our products, may significantly delay or prevent the achievement of product development, may cause us to incur additional expenses to recruit and train new personnel and could have a material adverse effect on our business, financial condition and results of operations.

Risks Related To Our Securities

THE PRICE OF OUR COMMON STOCK IS VOLATILE. VOLATILITY MAY INCREASE IN THE FUTURE, WHICH COULD AFFECT OUR ABILITY TO RAISE CAPITAL IN THE FUTURE OR MAKE IT DIFFICULT FOR INVESTORS TO SELL THEIR SHARES.
The market price of our common stock may be subject to significant fluctuations in response to our operating results, announcements of new products or market expansions by us or our competitors, changes in general conditions in the economy, the financial markets, the electrical power transmission and distribution industry, or other developments and activities affecting us, our customers, or our competitors, some of which may be unrelated to our performance. The sale or attempted sale of a large amount of common stock into the market may also have a significant impact on the trading price of our common stock. During the last 12 months from June 30, 2010, the closing bid prices for our common stock have fluctuated from a high of $0.73 to a low of $0.17. Fluctuations in the trading price or liquidity of our common stock may adversely affect our ability to raise capital through future equity financings.

AS OF AUGUST 5, 2010, WHILE CURRENT MARKET PRICES ARE BELOW SUBSTANTIALLY ALL OF OUR CONVERTIBLE EQUITY SECURITIES, INCLUDING OPTIONS AND WARRANTS, A SUBSTANTIAL NUMBER OF OPTIONS ARE PRICED AT $0.35 PER SHARE OR BELOW.  A PRICE INCREASE ABOVE THAT STRIKE PRICE WOULD RESULT IN APPROXIMATELY 26,800,000 OPTIONS AT $0.35 PER OPTION OF WHICH FULL CONVERSION OF SUCH SHARES WOULD INCREASE THE OUTSTANDING COMMON SHARES BY 9.3% TO APPROXIMATELY 315,070,000 SHARES.
The exercise price of outstanding options and warrants may be less than the current market price for our common shares. In the event of the exercise of these securities, a shareholder could suffer substantial dilution of his, her or its investment in terms of the percentage ownership in us as well as the book value of the common shares held. At the August 5, 2010 market price of $0.20 per share, no shares would be exercisable for less than the current market price.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

Number	Description

3.1(1)	Articles of Incorporation of the Company

3.2(2)	Certificate of Amendment to Articles of Incorporation

3.2(3)	Bylaws of Composite Technology Corporation, as modified January 6, 2006

10.1(4)	Offer letter between the Registrant and John Brewster dated December 14, 2009

10.2(5)	Loan and Security Agreement among the Company, CTC Cable Corporation, CTC Renewables Corporation and Partners for Growth II, L.P. dated as of April 12, 2010

10.3(5)	Warrant Purchase Agreement between the Company and Partners for Growth II, L.P. dated April 12, 2010

10.4(5)	Intellectual Property Security Agreement among the Company, CTC Cable Corporation, CTC Renewables Corporation and Partners for Growth II, L.P. dated April 12, 2010

10.5(6)	Form of 2010 Composite Technology Corporation Omnibus Incentive Plan

10.6(6)	Cross-Corporate Continuing Guaranty and Security Agreement among the Company, CTC Cable Corporation, CTC Renewables Corporation and Stribog, Inc. dated April 12, 2010

10.7(6)	Warrants related to Warrant Purchase Agreement between the Company and Partners for Growth II, L.P. dated April 12, 2010

31.1(7)	Rule 13a-14(a) / 15d-14(a)(4) Certification of Chief Executive Officer

31.2(7)	Rule 13a-14(a) / 15d-14(a)(4) Certification of Chief Financial Officer

32.1(7)	Section 1350 Certification of Chief Executive Officer

32.2(7)	Section 1350 Certification of Chief Financial Officer

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

COMPOSITE TECHNOLOGY CORPORATION
(Registrant)

Date: August 9, 2010	By: /s/ Benton H Wilcoxon
Benton H Wilcoxon
Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2010	By: /s/ Domonic J. Carney
Domonic J. Carney
Chief Financial Officer (Principal Financial and Accounting Officer)