Form 10-K
period 2010-09-30
COMPOSITE TECHNOLOGY CORP
filed 2010-12-14
CIK 317477

UNITED STATE S
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant on March 31, 2010, the last business day of the registrant's most recently completed second fiscal quarter was $50,385,184 (based on the closing sales price of the registrant's common stock on that date). Shares of the registrant's common stock held by each officer and director and each person who owns more than 5% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of November 30, 2010 there were 288,269,660 shares of Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).  Portions of the Proxy Statement for the 2011 Annual Meeting of the Shareholders of the Registrant are incorporated by reference into Part III of this report.

COMPOSITE   TECHNOLOGY CORPORATION

CAUTION REGARDING FORWARD-LOOKING INFORMATION

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties that could cause our actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, risks related to the following: uncertain cash flows, the need to collect accounts receivable, our need for additional capital, demand for our products, decrease in energy demand and corresponding decrease in energy prices, costs related to restructuring our corporate structure, competition, our need to protect and maintain intellectual property, litigation, raw material costs and unavailability, changing government regulations, the loss of significant customers or suppliers, the limited market for our common stock, the volatility of our stock price, issues related to the sale of DeWind and residual liabilities associated with DeWind and its discontinued operations and other factors referenced in this and previous filings. When used in this report, the words "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Annual Report. We undertake no obligation to publicly release any revisions to the forward-looking statements after the date of this document. You should carefully review the risk factors described in this report and other documents we will file from time to time with the Securities and Exchange Commission.

As used in this Form 10-K, unless the context requires otherwise, "we", "us," the "Company" or "CTC" means Composite Technology Corporation and its subsidiaries.

PART   I

ITEM 1 - BUSINESS

I. Overview

Composite Technology Corporation (“CTC” or the “Company”) develops, produces, and markets innovative energy efficient and renewable energy products for the electrical utility industry.  CTC’s products incorporate advanced composite materials and innovative design solutions that result in high capacity energy efficient conductors for electrical transmission systems. The Company’s products benefit from proprietary and patented technologies which create products that we believe have substantial economic benefits over similar, more traditional products.  The Company was incorporated in Florida on February 26, 1980 as El Dorado Gold & Exploration, Inc. and reincorporated in Nevada on June 27, 2001 and renamed Composite Technology Corporation.  Our fiscal year begins on October 1 and ends the following year on September 30.  We maintain our principal corporate offices at 2026 McGaw Avenue, Irvine, California 92614.  Our telephone number at that address is (949) 428-8500.  We maintain a website at www.compositetechcorp.com ..  On our website, we also publish information relating to CTC’s corporate governance and responsibility.  The content on any web site referred to in this filing is not incorporated by reference into this filing unless expressly noted otherwise.

During fiscal 2010, the Company operated with one operating segment, the cable segment operated as CTC Cable Corporation (“CTC Cable”).   Prior to fiscal 2010, we operated a second segment, which provided wind powered electricity-generating turbines sold under our Stribog (formerly DeWind) segment (“Wind” or “Stribog”).  In September 2009, the Company sold substantially all of the operating assets and liabilities of Stribog to Daewoo Shipbuilding and Marine Engineering Co. Ltd. (DSME) for a gross amount of $49.5 million.  The operations of Stribog as well as residual assets and liabilities of Stribog are being accounted for as discontinued operations.

The CTC Cable segment sells ACCC® conductor, a patented composite core, high capacity, energy efficient overhead conductor for transmission and distribution lines, and manufactures and sells ACCC® core, the composite core component of the conductor, along with hardware connector accessories specifically designed for ACCC® applications (“ACCC® “or “ACCC® products”) We sell ACCC® products directly to customers and through various distribution agreements both internationally and in North America.   ACCC® products have been available for commercial sale since June, 2005.  We have marketed ACCC® conductor as a high capacity, low sag, energy efficient, and overall cost efficient alternative to traditional ACSR (Aluminum Conductor Steel Reinforced), newer variant ACSS (Aluminum Conductor Support Steel), new technology ACCR (Aluminum Conductor Composite Reinforced), AAAC (All Aluminum Alloy Conductor), and AAC (All Aluminum Conductor).  Our revenues from our CTC cable products for the 2010, 2009, and 2008 fiscal years were $10.8 million, $19.6 million, and $32.7 million, respectively.

The Stribog segment produced wind turbines for electricity production and started to develop wind farms incorporating these turbines.  The Stribog segment represents the successor operations of the EU Energy, Ltd., which was acquired in July 2006 and operated until September, 2009 under the name DeWind.  In September, 2009 the Company sold substantially all of Stribog’s assets and operating liabilities to DSME.   Under the terms of the transaction, described in greater detail below, the Company is prohibited from developing, marketing, or selling competing wind turbine technology for five years, except that the Company retained the rights to develop and sell wind farm projects.

II. Our Strategy

Our strategy is to penetrate the electrical utility markets with our more economically advantageous products that provide solutions to long-standing problems endemic in most electrical transmission and distribution systems.  We incorporate our composite materials technology knowledge to invent products and improve existing energy products that provide novel solutions in the electrical energy industry.   We focus on development of profitable products that, once adopted, will have substantial capacity, efficiency, and economic advantages over existing energy products.

Our approach:

•
We carefully choose the businesses we are in, focusing on the electrical utility industry and identifying opportunities that we believe are underserved or which have a large, underserved market opportunity where our products, properly introduced, will have a strategic and durable advantage to produce long-term profitable growth.

•
We strive to develop and modify technologies, to protect our developed technologies, and to introduce these new technologies into markets with a level of product maturity that represent significant potential improvements and opportunities.

•	We use operational disciplines and process methodologies, tools, and resources to execute more effectively to provide our customers with reliable high quality products.

•	We seek relationships with industry leaders to achieve our strategic goals and emphasize initial sales to industry leaders so that we can best leverage our sales and marketing efforts.

•
We seek to capitalize on the expected transmission grid enhancements including the “Smart Grid” as well as increased U.S. and the rest of the world’s capital spending on critical electrical grid improvements.

•
We market our products as cost-effective solutions to existing technologies.  Our products enable increased power transfer, more effective use of rights-of-way, promote energy efficiency and reduce greenhouse gas emissions through reduced transmission power losses and related reduction in power generation from fossil-fuel power plants.

Our strengths are derived from our ability to identify and address problems inherent in existing electrical grid systems, which the industry considers normal operating constraints.  We then develop and market products that are designed to be innovative and which we anticipate will provide economically superior solutions to the underlying problems and to provide a superior return on investments in transmission, distribution and generation assets.  We protect our competitive advantages through a worldwide intellectual property strategy on our products.

III. Industry Background

The transmission grid consists of multiple transmission lines that connect and interconnect power produced at power plants that are transmitted via high voltage transmission lines to substations near population centers where they are stepped down in voltage and delivered through distribution systems to customers.  Each transmission corridor contains at least one transmission circuit consisting of three wires in standard three phase AC transmission system.  In less common DC transmission systems there are two wires per circuit.  Typically, a transmission corridor from a very large production facility may have multiple circuits on the same towers and each circuit may have “bundled” conductors of between 2-4 wires per bundle per phase.   The industry term for three single transmission conductors for a mile is a “circuit mile.”  The Company converts circuit miles or circuit kilometers to conductor miles or kilometers as key metrics for production and sales results.

Bare overhead transmission conductors are the primary method used in the grid to connect power generation plants to population centers, since generation plants are often many miles away from the eventual consumers and bare overhead conductors are the most cost effective method of electricity transmission.  The transmission of electricity from power production to the consumer can be thought of as a grid of electrical “energy highways” in the sky.  In the developed world, under the demand conditions contemplated decades earlier, the grids were engineered to handle a relatively low level of power transmission and therefore ”highways” engineered were not designed to handle today’s requirements.  For example, in the U.S. most of the transmission grid was designed and erected in the 1950s, with expectations of a significantly lower population and per capita electricity consumption.

Historically, transmission conductors have consisted of a combination of metals, principally aluminum or copper, for conductivity and typically included an additional strength component made of steel. Bare overhead conductors are attached to transmission support structures through conductor hardware and insulators. In a typical transmission grid project, the cost of siting, constructing and stringing the conductor on the tower structures can be as much as 80% of the total cost of the project, depending on the size and strength of the towers and remoteness of the tower sites, which often require helicopters to bring materials to the tower site.  The predominant combination of conductor in the U.S. and most of the world is Aluminum Conductor Steel Reinforced or ACSR which consists of a steel wire core stranded with aluminum wire around the core.  The steel serves as the strength component required for the high tension between the support structures while the aluminum is the primary electricity conducting material.

The use of steel wire as a strength component has three primary drawbacks:  steel is heavy, it is subject to corrosion over time which limits its life, and like all metals it exhibits thermal expansion which causes line sag as it heats.  Under electrical power load the steel strength component in standard ACSR conductor heats and stretches which results in the ACSR drooping closer to the ground, called “sag” in the electrical transmission industry.  Grid and safety regulations require minimum ground clearances for conductors and recent new regulations provide for substantial penalties for ground clearance violations that are not remediated.  The worldwide transmission grids were designed to overcome the weight and sag drawbacks by placing the conductor under high tension thereby requiring expensive structures spaced close enough together in order to hang ACSR at such heights so as to allow for the expected operational power loads. The structures are engineered for the combined weight of the ACSR steel core and the aluminum wire it supports, as well as the wind load generated by wind blowing on the conductor, much like a sail, while the close proximity of the structures allows a pre-engineered amount of conductor sag to allow for high electric load conditions.

Total Cost of Ownership:

Historically the industry approach to the total cost of ownership for a transmission line consisted of:
i.	capital costs for the tower structures and the ACSR conductor;
ii.	capital costs for the ACSR conductor;
iii.	routine maintenance costs for the conductor and tower structures; and
iv.	known revenue opportunities through defined ampacity (current capacity) operational limits.

Twenty years ago, very little thought was given to the concept of power losses in the lines, called “line losses” in the power industry or for the ability to provide greater transmission line ampacity, or power throughput without costly upgrades.  There were no commercial alternatives to ACSR and most of the transmission line infrastructure had been engineered decades before the rapid increase in electricity consumption over the past twenty years.  Line losses were an acceptable and required cost of business for the electrical energy in the U.S. With the advent of products such as ACCC® conductor this conventional wisdom is disrupted since ACCC® conductor provides for increased ampacity, decreased line losses, and may provide for lower tower structure capital costs.   We believe that total cost of ownership formula has changed and that U.S. and worldwide purchasers of conductors are only beginning to evaluate conductors on a basis other than simple commodity pricing.

Power Demand Increase:  It is generally accepted that there is a fundamental need for additional transmission capacity in most transmission grids worldwide due to aging infrastructure and development in emerging countries. According to the U.S. Department of Energy, U.S. electricity sales increased by 43% from 1990 to 2008 without a corresponding increase in transmission grid investment. With an increase in consumer demand for power, there is a corresponding increase in ampacity demand on the transmission grid. Ampacity increases are monetized by utilities through increased revenues for increased ampacity as well as reduced congestion costs and limitations or reductions of rolling blackouts or brownouts, all of which are described below.

Congestion Costs:  When consumer energy demand exceeds a transmission line’s ability to serve that demand, the transmission system is deemed “congested”.  Under these conditions, the marginal price of electrical power increases substantially over a base case, or unconstrained prices.  The additional costs incurred by load servicing entities during times of congestion are known as Congestion Costs, meaning that the cost of electricity is more expensive from locally produced and often fossil fuel generation peak power plants than it would be for larger, more remote, and often renewable energy sources.  Congestion costs are significant, in particular at peak demand times and costs incurred due to constrained transmission lines in one US region alone was estimated as between $0.8-$2.1 billion between 2005 and 2009. Congestion may also result in generation curtailment, requiring producers of conventional or renewable energy to reduce their output due to grid constraints.  This is an increasing concern for renewable energy developers and congestion costs associated with curtailment of wind power in Texas have been significant enough to have prompted the state to consider a massive $5 billion transmission upgrade proposal.

Rolling blackouts and brownouts: Prolonged periods of congestion cause transmission lines to heat up and risk conductor failure or clearance violations.  Under these conditions, power providers must ration electric power – leading to brownouts or rolling blackouts – in order to maintain grid integrity and ensure public safety.  One such rolling blackout period in California lasted 2 days and cost the state an estimated $1.7 billion in lost productivity.

Line losses: Transmission line losses are a macroeconomic financial loss. Resistance in transmission and distribution conductors, transformers, and other electrical infrastructure cause line losses through heat losses.  According to the most recently available data, the U.S. Department of Energy (U.S. DOE) Office of Electricity Delivery & Energy Reliability, the line losses from distribution and transmission increased from 5% of generated power in 1970 to 9.5% in 2001 ( http://sites.energetics.com/gridworks/grid.html pg 2). On average, using 2001 data, a power plant generating 100 megawatts of power will deliver just over 90 megawatts to a consumer, with the rest of the power lost through heat from the transmission and distribution conductors and the transformers.

Economically, the losses are passed through to the consumer through higher energy costs since it requires the utility or power generating company to produce more power to deliver the required megawatts.  The total retail value of grid losses for 2008, based on the most recently available U.S. DOE Information Administration data, are estimated at over $30 billion.  According to the November 2003 U.S. Climate Change Technology Program report, 60% of the losses are from transmission and distribution lines resulting in an estimate of $18 billion in economic losses due to U.S. transmission and distribution conductor line losses.  Incremental to this cost would be the value, or cost, of the monetization of the greenhouse gas emissions mentioned below.

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

Recently, much public attention has been given to the “Smart Grid”, which consists of a system of monitoring sensors, and grid management tools to optimize the existing grid.  CTC Cable sees this as beneficial since it highlights the need for an improved transmission grid, however reconductoring constrained transmission lines in most cases provides a much higher return on invested capital than nearly all other investments including grid management and monitoring tools.

IV. Our Product, Solutions and Competitive Advantages

Our Product – ACCC® Conductor:

Cutaway of ACCC® conductor compared with a traditional ACSR Conductor:

We have replaced the steel core of traditional ACSR conductor with a lighter, stronger composite core to create ACCC® conductor.  By taking out the weight of the steel and using annealed aluminum, for the same size diameter and weight conductor as ACSR we are able to increase the conductive cross section allowing approximately 28% more aluminum.  In effect, for the same weight and size, ACCC® conductor functions as a larger “electricity highway” which will allow for easy replacement on existing tower structures or for new construction provides larger capacity  on fewer or smaller cheaper tower structures.

The source of the benefit is our patented ACCC® composite core, which forms the strength component of ACCC® conductor.   The ACCC® core consists of aerospace grade carbon fiber and industrial glass fibers, infused with a proprietary resin mixture, and pulled through a heated die in a proprietary pultrusion process.  We manufacture ACCC® core in our ISO 9001:2008 certified plant in Irvine, California on Company designed and constructed machinery that is easily duplicated and scalable into additional locations.  The ACCC® core is then shipped to an outsourced licensed contract manufacturer where it is stranded with trapezoidal annealed aluminum wire around the core.

We sell ACCC® conductor either as a completed conductor ready for installation on the grid or as ACCC® core to licensed aluminum stranding manufacturers, which then strand the ACCC® core and sell the finished ACCC® conductor to their customers.   As part of our product offering, we also design and manufacture the hardware required to connect ACCC® conductor to the tower structures and for splicing lines together.  We deliberately designed ACCC® hardware to be installed in a manner consistent with current industry standard products.  While ACCC® conductor does require attention to specific differences in handling than other conductors, ACCC® conductor installations do not require special tools and are installed in the same amount of time as traditional conductors on the same transmission tower structures.

Market environment:

The state of transmission grids around the world and the issues faced by grid managers can be divided into the following general categories:

•	The existing grid is aged and capacity constrained due to the greater demand for electricity by consumers and a lack of continued investment in the grid.
•	New markets in developing countries and new sources of renewable energy, such as solar or wind energy require investment in new transmission lines.

The recent economic downturn has resulted in what we believe to be a temporary reduction in the power demand on the strained transmission grids in the U.S., China, and several other countries around the world.  As a result, the urgent need to upgrade existing grids and build new transmission lines has delayed projects through most of calendar year 2010.  However, as the economy recovers, we are beginning to see a reoccurrence of the transmission issues that were endemic in 2008 and which are expected to be drivers of ACCC® product adoption in the future.

We believe that our ACCC® conductor solution provides a superior total economic return over other existing bare overhead transmission conductors in most conductor product applications.  The total cost of ownership over the life cycle of either a new transmission line or for replacement of existing transmission lines is often significantly reduced as compared to the total cost of ownership of ACSR or other conductor products.

ACCC® Product Applications:

We believe that our ACCC® products represent an economically superior solution to the existing ACSR industry standard and other conductor alternative solutions in most transmission line applications.  Until recently, we considered the primary transmission conductor applications for ACCC® to be one of three general applications, namely:  a) “greenfield” or new line construction; b) as a “retrofit” installation either to replace aged or damaged conductor or as replacement conductor to upgrade the capacity of existing transmission line corridor; or c) as a method to upgrade transmission lines on existing transmission corridors in lieu of new line construction.

Specific and targeted opportunities where we believe that ACCC® products represent a superior solution are identified below including North American Electric Reliability Corporation (NERC) Clearance Violation Remediation, Congestion Cost Reduction, Greenfield Installations, and Renewable Energy Integration.

NERC Clearance Violation Remediation (U.S.): In 2010, the North American Electric Reliability Corporation (NERC) changed the way transmission line clearance violations are assessed and enforced.  On October 7, 2010 NERC issued Order 810 creating a requirement for all registered entities to conduct specific review and remediation effort on their transmission lines.  In its introduction NERC stated “NERC and the Regional Entities have become aware of discrepancies between the design and actual field conditions of transmission facilities, including transmission conductors.  These discrepancies may be both significant and widespread, with the potential to result in discrepancies in line ratings. The terms “transmission facilities” and “transmission lines” as used herein include generator tie lines, radial lines and interconnection facilities.”  The order lays out a number of requirements including:  “Transmission Owners, Transmission Operators, Generation Owners, and Generation Operators with solely or jointly owned transmission facilities (including generator tie lines, radial lines and interconnection facilities) are to take the following actions:

1.	The registered entity must respond to this Recommendation by December 15, 2010 with a plan to conduct an assessment and any necessary remediation of the issues discussed in this Recommendation;

2.
Within six months of the date of this Recommendation (April 7, 2011), the registered entity must identify and report to the applicable Reliability Coordinators and Regional Entities all transmission facilities (including generator tie lines, radial lines, and interconnection facilities) meeting the following conditions:

a.	The existing or as-built conditions are different from the design conditions for the facilities; and
b.	Those differences between actual and design conditions result in incorrect ratings for the facilities;

3.
The registered entity must correct the issues identified in its assessment as expeditiously as possible, but no later than 24 months following the date of this Recommendation, or October 7, 2012.  No remediation plan may extend beyond 24 months without prior NERC approval, based on a clear demonstration by the registered entity of the need for such an extension based on scheduling constraints or other constraints beyond the control of the registered entity.”

While the penalty levels related specifically to NERC 810 have not been set, the standard penalty level for reliability violations is up to $1.0 million per day per occurrence.

We see three possible remediation solutions to avoid costly penalties and to achieve compliance:  a) de-rate the transmission line to reduce sag on existing lines and which results in lower revenue and electricity capacity; b) tower retrofit, consisting of costly and time consuming tower modifications to raise the height of the conductor above any clearance heights; or c) reconductor with ACCC® conductor and thereby achieve the clearance objectives and increased capacity.

ACCC® conductors address this issue by allowing for both increased capacity and improved clearance without the need for additional rights-of-way or support structure construction/modification.  We believe that CTC Cable’s reconductoring solution not only reduces the cost of reliability compliance, it also minimizes the time necessary to address identified violations, potentially limiting fines, and provides for additional revenue capacity.

We believe that NERC 810 remediation through reconductoring with ACCC® conductor provides utilities with a cost-effective solution that is superior to de-rating and tower retrofits.  Of the remediation alternatives, we believe that ACCC® reconductoring is the only solution that will increase the line capacity and with recent developments on energized line reconductoring, we believe ACCC® products will provide a significantly faster remediation solution than tower retrofits which often require additional rights-of-way or support structure construction/modification.  Initial discussions with utilities in the U.S. facing these issues have been very positive.

Congestion Cost Reduction: When demand exceeds transmission capacity, transmission lines are said to be congested and financial costs are accrued as utilities attempt to manage power flow.  In some cases utilities may resort to “brownouts” and/or “rolling blackouts” to limit current flows to acceptable levels.  Most system operators resort to running higher cost (higher emissions) generators, or curtail load at commercial and industrial customer locations to reduce constraints on the system.  These manifestations of transmission congestion may cost on the order of tens of millions to billions of dollars a year.  ACCC® technology allows transmission operators to address issues of congestion at minimal cost.  Since ACCC® conductors of the same weight and diameter carry up to twice as much current as the replaced existing conductor, they can be used to upgrade constrained lines with minimal modification to support structures.  Furthermore, the excellent sag reduction performance of ACCC® conductors, as well as their resistance to corrosion and wear, helps transmission owners adhere to the increasingly strict reliability standards set by federal agencies.  Together these advantages allow transmission owners to address congestion issues quickly, thereby mitigating additional cost associated with congested lines.

“Greenfield” Development: ACCC® conductor is also well positioned for new transmission projects – known as “greenfield” projects.  ACCC® conductor’s high-capacity low-sag advantages result in substantially reduced support structure cost for new transmission development.  This cost savings can come in the form of fewer structures or shorter structures (in either case structure costs are reduced as are foundation costs). Fewer structures often results in reduced permitting cost and lead time.  When combined with ACCC® conductor’s long-term line loss cost savings, ACCC® technology presents a very attractive option for greenfield development.

Integration of Renewable Energy:  ACCC® conductor’s energy-efficient high-capacity advantages are particularly beneficial for connecting renewable energy generation to the grid.  Renewable energy projects, such as wind and solar farms, have highly variable power outputs and require higher capacity conductors to get the most out of peak generation periods.  Efficient transmission of generated power is also important for maintaining high ROI’s in renewable projects.

Comparison with ACSR and other conductors:

An economic and operational comparison of ACCC® conductor with ACSR consists on a project basis of:  conductor and related tower capital costs, recurring benefits of ACCC® conductors over its alternatives, offset by ACCC® conductor’s higher cost on a per foot basis.  When viewed as a combination of positive and negative economic and operational benefits, we believe that ACCC® conductor provides a superior return on investment as compared to ACSR or other conductor solutions through increased revenue capabilities, improved line losses, and lower capital costs.

Capital Costs:

•
ACCC® conductor has lower overall capital costs from tower structures due to fewer or lighter weight tower structures (approximately 80% of typical transmission project cost) as compared to ACSR tower structures

•
ACCC® conductor has higher per foot (or meter) of actual conductor cost compared with ACSR (approximately 20% of typical transmission project cost).  When compared based on the cross section of aluminum, ACCC® conductor is more expensive.

For most of the projects where ACCC® conductor has been considered a possible solution, the savings in capital costs from tower cost reductions has been greater than any increased costs where ACCC® conductor has been more expensive per linear foot than ACSR conductor costs.

Recurring Benefits:

In general, we believe ACCC® conductor provides an opportunity to provide additional capacity at a reduced cost when compared to ACSR or most other conductor alternatives.

•
Higher capacity transmission lines provide increased transmission revenues for utilities.  The added aluminum in ACCC® conductor vs. ACSR and ACCC® conductor’s higher operating temperature capability provide greater electricity capacity at both baseline and peak demand periods in addition to better grid management capability for utility line operators.

•
All other matters equal, a transmission corridor with increased capacity should have reduced “congestion costs”, defined in the industry as the requirement to purchase more expensive power due to transmission line constraints which prevent the delivery of less expensive, or possibly less pollutive power to the consumer.

•	Increased capacity, either baseline or at peak time, reduces system “brownouts” or “rolling blackouts”, which in turn cause unquantifiable general economic losses to utility customers.
•
More efficient transmission lines require a decreased level power production to deliver the same power than less efficient lines. ACCC® conductors contain a greater aluminum content than ACSR lines of the same size and weight.  The added aluminum results in decreased line losses of approximately 33% vs. ACSR due to the greater conductivity of ACCC® conductors.

•
Increased capacity and reduced line losses should provide economic savings and significant environmental benefits due to avoided greenhouse gas emissions allowed by reduced fossil fuel power generation to supply the “line loss” power.

•
ACCC® conductor’s combination of sag performance and self-dampening properties can significantly reduce lifetime maintenance costs associated with certain transmission lines.  Self-dampening reduces ACCC® conductor’s dependence on separate dampers, which can require replacement at significant cost.  ACCC® conductor’s superior reduced sag performance also enables lower tensions on installed lines which can simplify line maintenance and further reduce labor costs.

Other matters, including ACCC® conductor limitations compared to ACSR:

•
ACCC® conductor requires more careful handling during installation than ACSR and requires training certification of linemen for proper installation procedures.  The Company currently sends an observer to nearly all installations of ACCC® conductor to ensure proper handling.

•
Under certain heavy ice loading conditions, ACCC® conductor may not perform as well as traditional conductors unless pre-tensioning is performed during installation or a special heavy ice ACCC® conductor model is used.

•
ACCC® conductor costs more per actual conductor length than similar conductor lengths of ACSR of the same diameter, however ACCC® conductor provides higher capacity performance as well as features that may lower total project capital costs.

•
ACCC® conductor has only been installed in approximately 6,000 miles over five years and is as yet not considered an industry standard in most markets.  Although extensive modeling and laboratory tests have been conducted that simulate aging, ACCC® conductor does not have the same level of installation experience as ACSR conductor.

V.  Competition

The competition for ACCC® conductor depends somewhat on the application of the conductor.  In general, we believe that ACSR is our primary competition therefore we have focused the description of our products and product advantages by comparing ACCC® conductor to ACSR conductor, since it is the industry standard and represents the greatest opportunity for market penetration.  ACSR is made using 100-year-old technology and is usually sold by weight as a commodity product by a multitude of conductor manufacturers including General Cable, Southwire, and Alcan Cable in the U.S.

We believe that ACCC® conductors have substantial performance advantages over ACSR (as well as all other conventional conductors), including:

•	Electricity capacity increases – up to 2 times the capacity of ACSR
•	Line loss reductions – 30%-40% less line losses than ACSR
•	Minimized thermal sag – 86% less thermal sag than ACSR
•	Corrosion & wear resistance – self dampening, virtually no galvanic corrosion potential between ACCC® core and aluminum

We have also compared ACCC® conductor with other conductor product innovations.  We compete with the following products either on a high temperature, low sag (HTLS), higher capacity basis or on an energy efficiency basis:

•
ACSS, or Aluminum Conductor Support Steel, is an annealed aluminum conductor using a similar design as ACSR but which uses a higher strength less corrosive steel alloy as its core.  ACSS can operate at a higher temperature than ACSR however it still has a similar weight to ACSR. ACCC® conductor is superior to ACSS on the basis of reduced high temperature sag, as a method to inexpensively increase capacity, as well as the efficiency of transmission.  Although ACSS is less expensive than ACCC® conductor on a price per linear foot, it is still more expensive than ACSR.  On most projects our ACCC® conductor is less expensive considering capital cost of the total project and in line loss savings due to the increased efficiency.

•
GAP conductor, is a modified version of ACSR using higher strength, heat resistant steel, a proprietary “grease material” barrier between the steel core and the heat resistant aluminum alloy that serves as the primary conductor.  This allows the steel and the aluminum to slip in relation to each other, thereby allowing the steel to take on more of the mechanical loading.  GAP is marketed as HTLS and provides little or no efficiency gain.  ACCC® conductor provides a superior solution over GAP as an inexpensive method to increase capacity.

•
ACCR, or Aluminum Conductor Composite Reinforced, is a composite conductor composed of aluminum-zirconium alloy stranded wire around a metal-ceramic matrix composite wire core and is manufactured by 3M Corporation.   We do not consider ACCR in its current state to be a competitive product with ACCC® conductor.  It does not have the amount of reduced sag that our ACCC® conductor has and it has less performance per price point.  ACCR has been on the market for a number of years, marketed by 3M Corporation yet it appears to have a more limited commercial installation base to date as compared to the installation base of ACCC® conductor.  ACCR has a much higher energy loss profile than the comparable ACCC® conductor.

•
AAAC, or All Aluminum Alloy Conductors, and AAC, or All Aluminum Conductors, are designed to eliminate the steel strength member and make the entire conductor from aluminum using alloying elements for AAAC to render the aluminum stronger and increase an all aluminum conductor’s limited operating temperature.  These conductors were developed in part as an answer to ACSR’s corrosion problems encountered in coastal areas. Both AAAC and AAC conductors are very soft and cannot be operated at the same temperatures as conventional ACSR since they have high levels of thermal sag which requires shorter spans between towers, resulting in a more expensive total system capital cost.  Both conductors have very limited maximum operating temperature ranges, which limits peak capacity significantly.  AAAC and AAC conductors have gained commercial adoption in Europe, however our ACCC® conductor of the same diameter has approximately the same conductivity and allows a much higher capacity as well as being easily retrofitted on previously all aluminum systems.

•
Superconductors and copper underground cables.  We do not consider superconductors or underground cables to be competitive products to ACCC® conductor.  Buried cables cost several times more to install than a comparable ACCC® conductor installation and are typically not used for transmission lines due to high voltage insulation, maintenance and cooling issues.  Superconductors are even more expensive to install than copper underground cables as they cost several million dollars per mile and consequently have only had very limited government sponsored short trial installations of less than two miles in extremely congested city areas where there is a limitation of conduit space underground.

We believe ACCC® conductor has two disadvantages compared to the competition. First, our ACCC® conductor is still a relatively new product that incorporates technology that, while well proven in aerospace and other applications, still has limited installations in the utility markets even though it has been in commercial application for almost five years.  At present, approximately 9,500 kilometers of ACCC® conductor have been installed worldwide over the past 5 years, which has provided proof of its effectiveness in transmission and distribution systems. Nevertheless, the ACSR product we typically replace has been in existence for 100 years, is familiar to utility management and utility engineers and has been proven to work, and its limitations are well understood in all types of installations.  Our product deployment is increasing, even though it does not yet have this legacy in the utility markets.  Second, our product is more expensive when compared by the meter or foot than the ACSR conductor for the same diameter sized conductor, although it is more comparable when prices are compared based on the amount of conductive aluminum provided.  While we believe and have demonstrated that installation of our product results in capital cost savings of the overall project, since less tower construction or other upgrading costs should more than offset any higher cost per meter or foot of the conductor, we find that it is still challenging to convince traditional utility buyers, who are not accustomed to analyzing costs of a total system when thinking about the actual cost of a unit of conductor.   We also believe and have demonstrated that there are additional yearly cost savings from the increased efficiency of electrical transmission due to lower line losses and the opportunity for additional revenue from increased baseline or peak capacity.  However, it is also challenging for the typical decision maker to incorporate that information into the analysis, since it often falls in a different planning department and is usually considered a normal line loss cost that is built into the rate base.

VI. Conductor Market

The market for transmission infrastructure spending is massive.   Projected worldwide spending on transmission infrastructure between 2008 and 2015 is $666 billion, increasing to $1,339 billion between 2016 and 2030 according to the International Energy Association’s 2009 World Energy Outlook.  Our ACCC® products serve both transmission and distribution markets.  Our analysis, based on market figures provided by the International Energy Association’s 2008 and 2009 World Energy Outlook reports indicates a worldwide market for transmission and distribution conductors of $45 billion per year of which we believe $10 billion has applications where ACCC® conductors are competitive.  We see China as the largest market with over 30% of the spending, followed by the United States at 11% and Europe at 10%. Based on this information, CTC Cable projects the total potential worldwide market for ACCC® conductor as approximately $10 billion per year.

We segment our markets geographically and focus our efforts on those geographic areas that are most likely to quickly adopt new technologies or influence other markets to adopt.  Our geographic segmentation includes the U.S. & Canada, China, Latin America, South America, Europe, Middle East & Africa, India, Other Asia, and the Pacific Rim. The two largest expected near term markets are the U.S./Canada and China markets.  We see the largest growth market as China, which is expected to spend an average of $68 billion per year on transmission and distribution projects for the next eight years according to the International Energy Association as China continues to expand its electrical grid.  We see the second largest market in the U.S. and Canada.  The U.S. grid will require $165 billion over the next 20 years according to the U.S. Department of Energy.  The U.S. is also expected to make significant investments in its transmission grid to support new renewable endeavors, support electricity demand, as well as to comply with new regulatory requirements for grid infrastructure reliability.   According to the Department of Energy’s 2009 Annual Energy Outlook reference case, the U.S. electricity demand is expected to grow 19% between 2009 and 2030 on a grid that is already overloaded. The 2002 DOE National Transmission Grid Study identified 157,800 miles of transmission line and cites that “the U.S. Electricity Transmission system is under stress” and identified key transmission bottlenecks.  The North American Electric Reliability Corporation (NERC) 2009 Long-Term Reliability Assessment indicates that approximately 260,000 megawatts of new renewable capacity is projected to come on line by 2018 and that there will need to be more than double the average number of transmission miles constructed over the next five years than what was constructed over any previous five year period since 1990, primarily for integration of renewable energy resources, reliability, and congestion. It further cites that the number one emerging issue is transmission siting of new transmission lines.

With the exception of the United States, a regulatory body such as a state grid entity or a state utility typically controls most of the transmission projects in its country.  Technical approvals of the regulatory body are required prior to obtaining the right to sell product within that region.  Examples of this would be the state grids of China, Poland, or Mexico.  In the United States, most independent utilities have their own technical requirements, resulting in a much more fragmented market in the United States.  We believe that we have achieved technical approval in 90% of the world’s markets, including each of our top five geographies.   Since our product has achieved technical approval in nearly all of the industrialized countries of the world, any additional technical approvals required are obtainable upon filing all of the required forms and translations of our information.  We consider technical approval to be an ongoing process and we continue to apply for additional technical approval, including approval for conductors at very high voltage and our newer conductors developed for specific applications as solutions to certain customer’s problems.

CTC Cable stands to benefit substantially from any acceleration of the adoption curve either internationally or domestically.  CTC will further benefit as the world recovers from the global recession which delayed hundreds of millions of dollars worth of long overdue transmission upgrades and new transmission projects.

CTC Cable markets ACCC® conductors and core worldwide to electrical utility companies, co-ops, and governmental entities through licensed stranding relationships in Europe, North America, South America, the Middle East, China, and Indonesia.  During fiscal 2010, additional stranding relationships were established with Alcan Cable in the U.S., IMSA in Argentina and Centelsa in Colombia.  In November, 2010 we established a stranding relationship with Sterlite Technologies Limited in India.  We are working on establishing additional stranding relationships in Columbia, Mexico, Central America, Africa, Russia, and China over the next year in order to expand our stranding capacity and marketing reach.

To date, CTC Cable has over 9,500 kilometers of ACCC® conductor installed.  ACCC® conductor revenues increased from $1.0 million for fiscal 2005 to $3.0 million for fiscal 2006, $16.0 million for fiscal 2007 to $32.7 million for 2008 and decreased to $19.6 million in 2009 and $10.8 million in 2010.   Fiscal 2009 and 2010 revenues decreased due to the economic downturn and the significant reduction in orders from China. In 2009 and 2010, CTC Cable successfully executed on its market expansion strategy and wrote initial orders to new customers in the Middle East, Indonesia, South America, and South Africa as well as increased North America orders from $0.9 million in 2008 to $5.4 million in 2009.  Non-China revenue growth continued from 2009 to 2010 from $9.1 million in 2009 to $10.7 million in 2010.

To date, CTC Cable’s largest market has been China with sales of nearly $25 million in fiscal 2008, which decreased to $10.5 million in fiscal 2009, and $0.2 million in fiscal 2010.  Our China business in 2009 and 2010 was significantly impacted by the economic downturn that began in 2008.  Much of our conductor before 2009 was installed in a limited geographical area that had been building out lower voltage transmission lines to support manufacturing demand.  With the economic downturn, the incidences of brownouts was reduced and the Chinese State Grid invested most of the stimulus funds in higher voltage projects for which, at that time ACCC® conductors were not approved for installation.  During 2010, CTC Cable changed its go-to-market strategy in China by adding CTC Cable employees in China, establishing sales offices, and taking a more active marketing and sales approach than in the past.  We believe this strategy will result in additional business relationships, which will re-establish our Chinese business and allow sales into additional Provinces, into high voltage lines, and multiple sales channels.

In November 2010 CTC Cable entered into an agreement with Sterlite Industries in India to produce ACCC® conductor in India for the Indian market.  As a condition of exclusivity, Sterlite agreed to meet minimum sales targets beginning in mid to late 2011.

During 2010, CTC Cable had sales in the U.S., China, Canada, Bahrain, Belgium, Indonesia, Chile, and Brazil.   CTC Cable has over $1.1 billion in active quotes in North America, China, the Middle East, Europe, Africa, India, Russia, Latin America, and South America.  ACCC® conductor is currently certified for sale in North America, Mexico, Chile, Brazil, France, Benelux, Germany, Spain, Poland, the UK, South Africa, China, Indonesia, Paraguay, Costa Rica, Panama and the Middle East.  We expect full certification in all significant markets worldwide by the end of fiscal 2011.

In the U.S., CTC Cable sees a significant opportunity in rapid customer adoption and product acceptance as a result of the October 2010 NERC requirements to assess and remediate transmission vegetation clearance violation.  The requirements are part of the continuing and ongoing implementation of the 2007 FERC requirements for transmission grid reliability standards.  The recent changes add significant fines for non-compliance and provide for a two year window until the fourth quarter of 2012 to remediate reliability violations related to transmission lines that could sag too close to the ground or to vegetation.  CTC Cable’s reduced sag ACCC® conductor offers a quick and inexpensive solution to the NERC requirements with the additional benefit of providing much needed improvements to transmission line capacity.  Alternative traditional solutions are more expensive, take longer to implement, and do not have capacity improvements.

Worldwide, CTC is promoting ACCC® conductors as the most efficient high-capacity/low-sag transmission conductors with the lowest total cost of ownership.  In regions where transmission is constrained, we are marketing ACCC® conductor as the lowest overall cost to both upgrade existing transmission corridors or to add transmission capacity through new line construction.  We believe our competitive advantages are particularly compelling for those regions of the world with high average ambient temperatures, such as the Middle East, in regions with aging infrastructure such as the U.S. and Europe, and in areas experiencing rapid buildouts of the electrical grid, such as South America, Latin America, India, and China. Our marketing approach is industry based using online collateral and direct contacts with industry executives alongside co-marketing initiatives with stranding licensees.

VII. ACCC® Conductor Marketing

Marketing Message:

Our ACCC® conductor marketing message consists of three primary benefits: 1) increased power transmission capacity; 2) energy efficiency through reduced line losses and decreased greenhouse gas generation emissions; and 3) return on investment through lower capital costs, increased transmission revenues, and reduced line losses.  This message fits the main issues facing a utility, which include finding a solution for problems of a constrained existing transmission grid, improving the energy efficiency to decrease line losses, and mitigating the increasing risks of the increasingly pollution sensitive public.  Our message further provides a comparison with other conductors to illustrate these advantages as well as state the benefits of the total cost of ownership over the life cycle of the transmission or distribution line.

Marketing Approach and Strategy:

Our approach is to demonstrate to utilities the financial benefits of ACCC® conductor through a lowest total cost of ownership approach while providing assurances that the mission critical application of electricity transmission through a product that provides as much, if not more, reliability as the existing ACSR conductors.  We are also highlighting the environmentally friendly benefits of ACCC® conductor due to lower line losses.

Conductors are currently considered and sold to the industry as commodity items with little or no distinction between the products offered from one manufacturer to the next.  To communicate the value proposition of the ACCC® conductor solution effectively, we must speak to and educate various participants in the decision making process regarding ACCC® conductor's ability to solve line problems. In this respect, CTC Cable focuses its sales and marketing message on selling solutions instead of simply one component of a solution.  This approach is necessary to promote a dramatically improved product into a mature conservative environment.  To help illustrate and quantify this solution-based message, CTC Cable has created sales and engineering tools.  Principally, the tool known as the Conductor Comparison Program (CCP), performs electrical throughput, structural calculations and financial cost benefit analysis on ACCC® conductors and compares them to other available conductors. This analysis of ACCC® conductors, when viewed in terms of “cost per delivered kilowatt”, presents a compelling value proposition under most operating conditions.

Our total cost of ownership message consists of four general concepts consisting of costs and revenue benefits including:
a.	Capital costs including towers, conductor, and installation
b.	Recurring maintenance costs
c.	Transmission revenues and grid management benefits
d.	Line loss reductions, including greenhouse gas emission reductions

Capital Costs:  Capital costs are often lower due to the fewer number of towers required with ACCC® conductors and the towers may require less tension than towers using ACSR.  The cost of new transmission corridors vary widely, depending on terrain, land acquisition costs and permitting costs, but according to the National Council on Electricity Policy publications (source data: American Transmission Company, 10-Year Transmission Assessment, September, 2003) is typically over $900,000 per mile for a single circuit 345kV “Greenfield” line and can exceed $1 million per mile for higher voltages.  New construction often takes years to obtain the necessary permits and environmental studies prior to breaking ground on a project.  By comparison, it is considerably less expensive and takes a much shorter amount of time to replace or “reconductor” existing transmission corridors.  The cost and time to market to reconductor a transmission corridor is dependent on the number of tower replacements and retrofits to existing towers, however the same source cites a 2003 cost of $400,000 for a 69kV to 138kV upgrade cost using ACSR due to materials costs, installation charges and tower upgrades.  By comparison, assuming little or no tower upgrades, ACCC® conductor cost per corridor mile would typically be $150,000 - $200,000 per circuit replaced, or about half the cost, assuming a minimum number of tower modifications.

Recurring Maintenance:  We show that the lack of corrosive steel core, as compared to ACSR, and the fewer number of towers with lower tension could result in an overall lower maintenance cost of ACCC® conductor.

Transmission Revenues:  ACCC® conductor can operate at a higher operating temperature than ACSR, which allows for greater capacity at peak demand times, therefore it can operate at times where an ACSR line would be subject to “rolling blackouts” or brownouts.  For developing countries and even developed countries, the reliability issues of the transmission grid often cause power reductions or interruptions to industrial and commercial businesses, which can cause significant economic effects.  The higher peak demand ability has been demonstrated by actual customers of ACCC® in the U.S., who routinely use their ACCC® line as an emergency power shunt to reroute power to ensure better grid reliability.  The temperature limitations of a similar ACSR line would result in a reduction or elimination of this ability for the transmission corridor.

Line losses:  ACCC® demonstrates superior performance in reduced line losses as compared to the same diameter ACSR conductor.

VIII. Sales

ACCC® Conductor Sales:

We sell ACCC® conductor in the U.S. and internationally through a direct sales force headquartered in Irvine, California, and through a combination of channels including stranding manufacturing licensees/distributors, through sales agents paid on a commission basis, through engineering and professional consulting companies, through sales consultants, and through remotely located CTC Cable employees. A key step in the sales process for CTC Cable is in obtaining “design wins” for ACCC® products whereby ACCC® technology becomes a design specification requirement for a project. Design wins are obtained by selling our technology solution to utility project managers either directly by CTC Cable personnel or through engineering and construction customers.

To the extent possible, we leverage the sales efforts of our business relations, including stranding licensees, engineering consulting companies and construction companies.  We have dedicated employees and sales agents embedded in the China and North American markets and five additional sales consultants or employees that cover and serve the Latin and South American markets, and sales personnel that cover India and non-China Asia.  During 2010, we also began to see an increased level of cooperation with engineering consulting firms.  We expect to continue to expand and add relationships with these entities since they are instrumental in the decision process and design of transmission lines.

For international sales, CTC initially penetrates the market by obtaining technical approvals from a state grid, or similar regulatory body.  Business development teams - with heavy involvement from CTC application engineers – help coordinate state approvals.  CTC then forms relationships with local stranding partners to leverage local sales forces and provide a localized product for sale.   Local production can significantly reduce costs such as tariffs, import fees, and shipping costs while providing low-tech manufacturing jobs locally. We believe this strategy has several advantages to the product acceptance of ACCC® conductor within these geographies:

•
By allowing ACCC® core to be stranded within a local market, the total value content of the ACCC® conductor usually allows the product to be sold as a local product, rather than as a product imported from the U.S.

•	Sales of primarily ACCC® core should result in a higher per unit product margin, but a lower per unit revenue level.

•
By eliminating the necessity of stranding of ACCC® core with aluminum, the sales order to cash cycle decreases, and the working capital required to purchase aluminum is eliminated, resulting in a more efficient and accelerated cash flow.

•	ACCC® conductor sales are often made using the existing relationships within those markets, resulting in a more effective and lower cost sale.

As of September 30, 2010, we had agreements with eight stranding manufacturers: Alcan Cable in the U.S. and Canada; Lamifil, NV in Belgium; Midal Cable in Bahrain; Far East Composite Cable Co. in Jiangsu, China; PT KMI Wire and Cable Tbk in Indonesia; PT Tranka Kabel in Indonesia; IMSA in Argentina and Centelsa in Colombia; which increased to nine stranding manufacturers with the signing of Sterlight Technologies Limited in India in November 2010.  We are currently negotiating for additional stranding contractors to serve the Chinese, South American, Australian, Asian, Eastern  European, and North American markets. Several of our stranding manufacturers have conditional exclusive marketing and sales clauses and one has made a non-binding commitment for 2011. Alcan Cable in the U.S. has 30 exclusive customers in the U.S., conditional upon achieving minimum annual order quantities starting with $2 million in 2011. Lamifil has certain exclusive territories in the EU, conditional on achieving sales targets for each.  Sterlite Technologies in India has an exclusive stranding and marketing clause within India, conditional upon achieving minimum annual order quantities. Far East Composite Cable Co., a subsidiary of Jiangsu New Far East Cable Company was formerly under a three year agreement that expired in January, 2010.  This agreement has been extended on a month to month basis and is expected to continue in 2011.

The U.S. market is far more fragmented with over a hundred investor owned utilities and 300 smaller utilities.  For the U.S. market, CTC employs a two-pronged approach with a top level and technical sale.  The top level sale involves working with regulators, utility executives, and government bodies to make known the benefits of ACCC® technology. CTC’s technical team concurrently provides technical assistance to utility engineers, utility design firms and consultants.

The CTC sales team has broken North America into 6 sales regions covered by a network of 14 sales agencies resulting in a selling force of over 50 sales representatives complementing CTC’s own in-house sales force. CTC also recently signed stranding and distribution agreements with Alcan Cable, securing sales relationships with 30 of Alcan’s largest customers and which requires annual minimum ACCC® core orders to preserve the exclusivity of those 30 customers.

The current opportunity list for ACCC® conductor is extensive.  Such opportunities consist of separate, unique transmission conductor projects that have been identified by our sales and marketing team as opportunities specified to sell ACCC® conductor, are for projects expected to qualify for use of ACCC® conductor within the next 24 months and for which contact points with potential customers have been established.   Sales opportunities are listed at the estimated value of potential revenues to CTC Cable and tracked over time to closure. Opportunities that are being worked by CTC employees and consultants, which are currently expected to have a possibility of closure within fiscal 2011 using ACCC® products, include over 100 separate transmission projects with a total value of over $400 million.  Additional projects are worked in markets served by engineering consulting companies and stranding licensees.  All of these projects are opportunities identified by the Company and there is no guarantee that the Company will be a participant in the projects.

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

Customers:

Our customers purchase stranded ACCC® conductors and ACCC® hardware and consist of electric utilities, engineering companies, our stranding manufacturers and our distributors.  During the 2010 fiscal year, our consolidated revenue was derived from a broadening mix of domestic and international customers.  The breakout of revenue by geography for 2010 is as follows: North America 40%, Indonesia 36%, South America 16%, Middle East 5%, China 2% and Europe 1%. For the year ended September 30, 2009: China 54%, North America 28%, Middle East 7%, Latin America 5%, Europe 5%, and other markets totaling 1%.

Backlog:

We define our backlog as firm customer orders supported by a purchase contract with identified delivery or firm customer purchase orders.  Currently, our backlog of firm orders for fiscal 2011 is $5.9 million.  Our comparable backlog for 2010 was $9.2 million.

IX. Manufacturing

We produce the patented composite core component of the ACCC® conductor through CTC Cable Corporation in Irvine, for sale to conductor manufacturers that strand and distribute the finished conductor in their particular markets. The manufacture of the core uses a proprietary continuous process, which allows numerous glass and carbon filaments to be pre-tensioned, impregnated with high performance resin systems, and then rapidly cured as the product is pulled through a heated die. The proprietary resin formulations we use are highly resistant to temperature, impact, tensile and bending stresses, as well as to environmental conditions encountered in the field.  Primarily for quality control reasons, core manufacture is carried out at our facilities in Irvine, California. The production facilities in Irvine were certified under ISO 9001:2000 in November, 2006, re-certified each year since, and in November 2009 the facilities were certified ISO 9001:2008.  A re-certification audit is currently underway.

We currently have 18 pultrusion machines in our facility, capable of producing approximately 17,000 km of ACCC® core per year representing potential revenues of between $70 million and $430 million, depending on the pricing and size of the ACCC® conductor and whether the final product is ACCC® core or the stranded higher value ACCC® conductor.  We currently have sufficient capacity with our existing machinery to handle our anticipated production needs for the next year, but we have prepared plans to open additional ACCC® core manufacturing plants outside of California to allow for additional expansion and to mitigate the risk of overreliance on one plant.  We are also considering vertical integration or entering into a strategic relationship to provide for an uninterrupted supply of ACCC® conductor.  We also produce parts for and license the production of the special connecting hardware accessories required to install ACCC® conductor and to ensure that the connecting hardware supply will match conductor sales requirement. We have no financial commitments for any of these plans at this time.

The principal raw materials in the production of the patented ACCC® core are glass and aerospace grade carbon fibers, combined with specific polymer resins.  Our conductor stranding manufacturers use aluminum rod materials typical in the production of bare overhead conductor.  Connecting hardware accessories require primarily high-grade aluminum tube and special steel alloys.  The prices for these raw materials are subject to market variations. We can acquire glass and resins from several sources and we have two qualified suppliers for carbon fiber.  Over the past year, due to the reduced demand by aerospace customers of our carbon fiber, we observed a per unit price reduction by our carbon vendors.  We believe this price reduction to be temporary and could eventually result in an increase in these prices should the aerospace industry recover and begin to purchase additional quantities of this material.

X. DeWind Discontinued Operations

For a complete discussion of this transaction, please see Item 7 of this report.

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

The intellectual property used in our ACCC® conductor has been developed internally and is aggressively protected through our intellectual property strategy through the use of intellectual property laws.  We have obtained numerous issued patents and have filings in over 70 countries.  We continue to aggressively defend our intellectual property rights, which we believe is a key competitive advantage.

In connection with our ACCC® conductor business, CTC Cable Corporation currently has nine issued U.S. patents, three pending U.S. continuation-in-part applications, two pending U.S. applications claiming priority to a PCT international application, and four pending U.S. applications. Of the nine issued U.S. patents, two, U.S. Patent Numbers 7,368,162 and 7,211,319, are the subjects of pending litigation and underwent reexamination procedures with the U.S. Patent and Trademark Office. In 2010, the reexamination procedures for both U.S. Patents concluded with, collectively, 8 original claims being confirmed, 57 original claims being approved with only minor revisions, and the addition of 90 new claims. In addition, three PCT international applications have entered the national phase and are currently pending in over 70 strategic countries world-wide, and a number of divisional applications have been filed based on the PCT applications in select strategic countries including China, Canada and Japan. Of these pending applications, twenty-seven applications have been granted. These patent applications cover subjects including composite materials as applied to electrical transmission conductors and related structural apparatus and accessories, manufacturing processing techniques, cross sectional composite core designs for electrical transmission cables and methods and designs for splicing composite core reinforced cables. CTC Cable Corporation plans to continue filing and supplementing these patent applications with new information as it is developed. The issued and pending patents, and the provisional U.S. applications, if issued, have patent terms that will end within the period of 2023 to 2029, depending on the filing dates of each of the applications.

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

From time to time, we may encounter disputes over rights and obligations concerning intellectual property. For instance, we are currently engaged in a patent infringement case which we filed against Mercury Cable & Energy, LLC, and Mercury has alleged that our patents are not valid.  Also, the efforts we have taken to protect our proprietary rights may not be sufficient or effective. Any significant impairment of our intellectual property rights could harm our business, our reputation, or our ability to compete. Also, protecting our intellectual property rights could be costly and time consuming.

XII. Research and Development

We have spent considerable funds on research and development of our proprietary, patented, and patents pending ACCC® conductor and related component technologies.  We continue to invest in the further development of this product with the objective of accelerating and lowering the cost of production, using less expensive and more readily available material sources, as well as enhancing the product's properties and characteristics. We also anticipate the need to continue spending significant funds to protect the ACCC® conductor technologies worldwide.

We spent $2,226,000, $2,703,000, and $4,519,000 on research and development activities in fiscal years 2010, 2009 and 2008, respectively.

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

A majority of the international markets require government or type registration approvals from leading companies or public or semi-private bodies or associations for our ACCC® conductor. Certain markets also require conductor manufacturers to be audited and production methods and raw material supplies approved.  We believe that ACCC® conductor has received the proper registration approvals from substantially all markets worldwide including all markets in which we expect product sales to be completed over the next year.

XIV. Employees

As of November 30, 2010, we had a total of 104 full time employees including 99 employees in the United States, 1 in Brazil, 1 in the UK, 1 in the United Arab Emirates and 2 in China. We also used the services of 5 consultants on a regular basis for a variety of tasks and responsibilities. Additional consultants are employed as required for specific tasks.  None of our U.S. based employees are currently represented by a labor organization. We believe that relations with our employees are good.

XV. Available Information

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other reports, and amendments to these reports, required of public companies with the Securities and Exchange Commission (SEC). The public may read and copy the materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 202-551-8090. The SEC also maintains a web site at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. We also make available free of charge on the Investor Relations section of our corporate web site all of the reports we file with the SEC as soon as reasonably practicable after the reports are filed. Copies of CTC’s fiscal 2010 Annual Report on Form 10-K may also be obtained without charge by contacting Investor Relations, Composite Technology Corporation, 2026 McGaw Ave., Irvine, CA 92614.

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

WE EXPECT FUTURE LOSSES AND OUR FUTURE PROFITABILITY IS UNCERTAIN.

Prior to acquiring Transmission Technology Corporation, or TTC, in November 2001, we were a shell corporation having no operating history, revenues from operations, or assets since December 31, 1989. We have recorded approximately $83 million in ACCC® product sales since inception. Historically, we have incurred substantial losses and we may experience significant quarterly and annual losses for the foreseeable future. We may never become profitable. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. We expect the need to significantly increase our general administrative and product prototype and equipment prototype production expenses, as necessary. As a result, we will need to generate significant revenues and earnings to achieve and maintain profitability.

IF WE CANNOT RAISE CAPITAL WHEN IT IS NEEDED, WE MAY BE REQUIRED TO REDUCE OR SUSPEND OPERATIONS OR GO OUT OF BUSINESS ALTOGETHER FOR ONE OR MORE OF OUR OPERATING SEGMENTS.

We anticipate that for the foreseeable future, the sales of our ACCC® cable may not be sufficient enough to sustain our current level of operations and that we will continue to incur net losses.  Further, on January 31, 2010 we repaid $9.1 million in debt and interest on our remaining convertible debt obligation.  On April 12, 2010 we raised $10.0 million of debt that has restrictive debt covenant requirements and which places limits on our losses and limits our cash spending to minimum cash levels. For these reasons, we believe that we will need to either raise additional capital, until such time, if ever, as we become cash flow positive. It is highly likely that we will continue to seek to raise money through public or private sales of our securities, debt financing or short-term loans, corporate collaborations, asset sales, or a combination of the foregoing. Our ability to raise additional funds in the public or private markets may be adversely affected if the results of our business operations are not favorable, if any products developed are not well received or if our stock price or trading volume is low. Additional funding may not be available on favorable terms to us, or at all. To the extent that money is raised through the sale of our securities, the issuance of those securities could result in dilution to our existing stockholders. If we raise money through debt financing, we may be required to secure the financing with all of our business assets, which could be sold or retained by the creditor should we default in our payment obligations. If we cannot sustain our working capital needs with financings or if available financing is prohibitively expensive, we may not be able to complete the commercialization of our products. As a result, we may be required to discontinue our operations without obtaining any value for our products, which could eliminate stockholder equity, or we could be forced to relinquish rights to some or all of our products in return for an amount substantially less than we expended.

THE SENIOR SECURED DEBT ISSUED BY THE COMPANY IN APRIL 2010 INCLUDES RESTRICTIVE DEBT COVENANTS WHICH MAY LIMIT OUR ABILITY TO OPERATE, OBTAIN FINANCING, OR WHICH MAY IMPAIR THE ASSETS OF THE COMPANY IN THE EVENT OF A LOAN DEFAULT.

We entered into a loan agreement in April 2010 which includes restrictive debt covenants that include both a liquidity covenant, which requires a minimum combined cash and accounts receivable balance in excess of $7.5 million, and a profitability covenant which allows for a maximum level of accumulated non-GAAP losses after March 31, 2010 of $5 million, adjusted for non-cash items and timing of revenue recognition.   The debt is secured by substantially all assets of the Company.  If we were to violate the debt covenants, the lenders could pursue remedies included in the loan agreement which may include any or all of the following: immediate collection of the loan, assignment of cash receipts, control of the Company’s bank accounts, or liquidation of the Company’s assets in part or in full.  As of September 30, 2010, the Company was not in compliance with its covenants. Subsequent to year-end, the Company and lender agreed to amend the debt covenants and at December 14, 2010 the Company was in compliance with the amended covenants.

THE WORLDWIDE ECONOMIC SLOWDOWN MAY HAVE SIGNIFICANT IMPACTS TO OUR GROWTH STRATEGY.

The long term nature of our sales cycle often requires long lead times between order booking and product fulfillment.   Our growth strategy assumes that debt and equity financing will be available for our customers to provide for such down payments and to pay for our products.  The worldwide credit crisis has delayed, cancelled or restricted the construction budgets and funds available to our customers that we expect to be the ultimate purchasers of our products and services.   The recent significant declines in the U.S. and international stock markets, coupled with the failure of several large financial institutions has caused significant uncertainty and has resulted in an increase in the return required by investors in relation to the risk of such projects.   This in turn has increased the cost of capital to the point where new projects or projects in their early or planning stages may not receive funding or may have the project delayed or cancelled.  If we, or our customers, cannot find alternative financing sources or should the financial crisis worsen, we may lose sales and incur losses.

OUR INDEPENDENT AUDITORS HAVE ISSUED AN UNQUALIFIED REPORT AND INCLUDED AN EMPHASIS PARAGRAPH AS OF AND FOR THE YEAR ENDED SEPTEMBER 30, 2010 WITH RESPECT TO OUR ABILITY TO CONTINUE AS A GOING CONCERN, AND WE MAY NEVER ACHIEVE PROFITABILITY.

For the year ended September 30, 2010, our accountants have issued a report relating to our audited financial statements which contains a qualification with respect to our ability to continue as a going concern because, among other things, our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future or to obtain the necessary financing to meet our obligations and repay our liabilities from normal business operations when they come due. There is no guarantee that the products will be accepted or provide a marketable advantage, and therefore, no guarantee that the commercialization will ever be profitable. For the fiscal year ended September 30, 2010, we had a net loss of $19,767,000 and negative cash flows from operating activities – continuing operations of $17,358,000. For the year ended September 30, 2009, we had a net loss of $73,751,000 and negative cash flows from operating activities – continuing operations of $5,883,000. For the year ended September 30, 2008, we had a net loss of $53,513,000 and negative cash flows from operating activities – continuing operations of $6,239,000. As of September 30, 2010, our accumulated deficit was $277,530,000.

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

WE ARE IN THE PROCESS OF WINDING DOWN OUR REMAINING FORMER DEWIND SUBSIDIARIES.  THESE SUBSIDIARIES HAVE RESIDUAL LIABILITIES AND MAY HAVE UNRECOVERABLE ASSETS AND ADDITIONAL LIABILITIES.  TWO OF OUR LEGACY DEWIND EUROPEAN SUBSIDIARIES HAS BEEN DECLARED INSOLVENT.  THIS INSOLVENCY MAY CAUSE UNFORESEEN PROBLEMS AND MAY REQUIRE CTC TO PROVIDE FUNDING TO SATISFY CERTAIN LIABILITIES OR WE MAY BE REQUIRED TO INDEMNIFY THE PURCHASER OF THE DEWIND ASSETS FOR LOSSES INCURRED AS A RESULT OF THIS WINDING DOWN PROCESS.

Our remaining interest in our Stribog, formerly DeWind, subsidiaries includes certain residual liabilities and supply chain related prepayments which may be recoverable in part, or not at all.  We also still retain assets and liabilities in former DeWind subsidiaries including disputed but recorded liabilities to subsidiaries that have been declared insolvent.  The operations of the insolvent subsidiary prior to its insolvency was limited to warranty related activities in existence prior to our acquisition of the DeWind business.  While we do not believe that the insolvency will cause operational issues to our existing businesses, this subsidiary formerly owned intellectual property developed prior to our acquisition of DeWind in 2006 which was subsequently included in the intellectual property portfolio sold to DSME.  The insolvent subsidiary is now under the control of a receiver in Germany who has assigned certain potential claims for intellectual property rights to a party related to FKI, who is in litigation against us. We believe that we have purchased all pertinent intellectual property rights from these subsidiaries prior to the declaration of insolvency under the terms and conditions of contractual agreements in effect prior to our acquisition of the DeWind business.  While we believe these transactions to be valid and binding, under German law for a subsidiary in insolvency, the receiver may look back and attempt to void those intellectual property acquisition contracts and agreements.  If these rights to this technology are impaired or diminished, which we intend to vigorously defend, if required, we may be required to indemnify DSME, the purchaser of the DeWind assets under the terms of the Asset Purchase Agreement or to provide additional consideration to the assignee of the claims. While we believe the likelihood of such an event to be remote, such indemnification could include all, part, or more than all of the cash escrowed under the terms and conditions of the DSME Asset Purchase Agreement.

WE ARE REQUIRED TO INDEMNIFY DSME UNDER THE TERMS AND CONDITIONS OF THE ASSET PURCHASE AGREEMENT WITH DSME DATED SEPTEMBER 4, 2009 IN AN AMOUNT UP TO $35 MILLION UNDER CERTAIN CONDITIONS.  INCLUDED IN OUR BALANCE SHEET FOR SEPTEMBER 30, 2010 IS $16.4 MILLION OF CASH THAT IS ESCROWED FOR POTENTIAL INDEMNIFICATIONS.  WE MAY BE REQUIRED TO REFUND CASH FROM THE PROCEEDS RECEIVED EITHER OUT OF THE ESCROWED FUNDS OR FROM OTHER SOURCES.  WE MAY NOT RECOVER ALL OR PART OF THE ESCROWED CASH BALANCES OR THE RECOVERY OF THE ESCROWED CASH MAY BE DELAYED LONGER THAN ANTICIPATED.

The Company has $16.4 million in cash remaining in escrow to indemnify DSME if claims are made against DSME by third parties and those claims are determined to be valid and enforceable.  The cash is to be released from escrow over time with the final payment due as much as three years after September 4, 2009 or later under certain conditions, including if valid claims against the Company or DSME are made.  Our intention is to vigorously defend DSME and the Company against any such claims should they occur.  Defense of such claims may result in additional costs and cash expenditure to maintain the Company’s interest in the restricted cash or to limit potential liability.  In the event that claims are successful, the balance payable to DSME may include all, part, or cash amounts in excess of the $16.4 million remaining in escrow including potentially an additional $18.5 million up to a total of $34.9 million under certain conditions, which are not expected by the Company.  If such claims are successfully made, this would result in additional losses on the DSME transaction and could require a substantial refund of the proceeds received.

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

We are currently in active litigation with Mercury Cable and its affiliates, have incurred substantial expense and expect to incur additional expense to defend our patents and intellectual property rights.  We may be required to expand such litigation in the future in order to protect our intellectual property rights.  Failure to adequately protect our proprietary rights could enable third parties to use our technology, or very similar technology, and could reduce our ability to compete in the market, and any proprietary rights litigation could be time consuming and expensive to prosecute and defend. Due to the importance of proprietary technology in the electrical utility and wind energy industries, establishment of patents and other proprietary rights is important to our success and our competitive position. Performance in the electrical utility industry can depend, among other factors, on patent protection. Accordingly, we have filed patent applications in the U.S. and internationally for all aspects of our composite materials, our conductor products and processes, including aspects of our product other than the conductor core, and intend to devote substantial resources to the establishment and protection of patents and other proprietary rights. Despite our efforts to establish and protect our patents or other proprietary rights, unauthorized parties may attempt to copy aspects of our technology or to obtain and use information that we regard as proprietary. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States. Our means of establishing and protecting our proprietary rights may not be adequate and our competitors may independently develop similar technology, duplicate our products or design around our patents or our other proprietary rights. As a result, our business involves a risk of overlap with third party patents and subsequent litigation with competitors or patent-holders. Any claims, with or without merit, could be time-consuming, result in additional costly litigation, or cause us to enter into licensing agreements.

WE OCCASIONALLY MAY BECOME SUBJECT TO LEGAL DISPUTES THAT COULD HARM OUR BUSINESS.

We have from time to time become engaged in legal disputes such as claims by consultants or other third parties. These disputes could result in monetary damages or other remedies that could adversely impact our financial position or operations. We believe these claims are without merit and intend to vigorously defend against them. However, even if we prevail in disputes such as this, the defense of these disputes will be expensive and time-consuming and may distract our management from operating our business. Refer to discussion in Item 3 below.

WE DEPEND ON KEY PERSONNEL IN A COMPETITIVE MARKET FOR SKILLED EMPLOYEES AND FAILURE TO ATTRACT AND RETAIN QUALIFIED EMPLOYEES COULD SUBSTANTIALLY HARM OUR BUSINESS.

We rely to a substantial extent on the management, marketing and product development skills of our key employees, particularly Benton H Wilcoxon, our Chief Executive Officer, Marv Sepe, our Chief Operating Officer, DJ Carney, our Chief Financial Officer and Stewart Ramsay President of CTC Cable Corporation. If Messrs. Wilcoxon, Sepe, Carney, or Ramsay were unable to provide services to us for whatever reason, our business could be adversely affected. Neither Mr. Wilcoxon, Mr. Sepe, Mr. Carney, nor Mr. Ramsay has entered into an employment agreement with the Company or with CTC Cable Corporation. In addition, our ability to develop and market our products and to achieve profitability will depend on our ability to attract and retain highly talented personnel. We face intense competition for personnel from other companies in the electrical utility industry. The loss of the services of our key personnel or the inability to attract and retain the additional, highly-talented employees required for the development and commercialization of our products may significantly delay or prevent the achievement of product development and could have a material adverse effect on us.

A FAILURE TO ESTABLISH AND MAINTAIN STRATEGIC RELATIONSHIPS MAY HARM OUR BUSINESS.

Our success is dependent upon establishing and maintaining strategic relationships, such as our relationships with Alcan Cable, Lamifil, Midal, Far East Composite Cable Co, PT KMI Wire and Cable, PT Tranka Kabel, IMSA, Centelsa and Sterlight Technologies, as our conductor stranders. We face numerous risks in successfully obtaining suitable partners on terms consistent with our business model, including, among others:
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

WE ARE CONTROLLED BY A SMALL NUMBER OF SHAREHOLDERS, WHOSE INTERESTS MAY DIFFER FROM OTHER SHAREHOLDERS.

As of November 30, 2010, Benton H Wilcoxon, our Chairman of the Board, and Credit Suisse control 29% of the Company’s outstanding common stock. As a result, these persons have significant influence in determining the outcome of any corporate matters submitted to our shareholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors and other significant corporate actions. They could potentially have the power to prevent a change in control. The interests of these shareholders may differ from the interests of the other shareholders, and may limit the ability of other shareholders to affect our management and affairs.

WE HAVE AND WILL LIKELY CONTINUE TO EXPERIENCE CUSTOMER CONCENTRATION, WHICH MAY EXPOSE US TO ALL OF THE RISKS FACED BY OUR POTENTIAL MATERIAL CUSTOMERS.

For the year ended September 30, 2010, six customers represented 82% of revenue (two in Indonesia at 31%, two in the U.S. at 30%, one in Chile at 15% and one in the Middle East at 6%).  For the year ended September 30, 2009, three customers represented 78% of revenue (one in China at 54%, one in Canada at 17% and one in the Middle East at 7%).  For the year ended September 30, 2008, two customers represented 96% of revenue (one in China at 76% and one in Europe at 20%).

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

OUR BUSINESS MAY BE SUBJECT TO INTERNATIONAL RISKS.

We are pursuing international business opportunities, including in Europe, Russia, India, China, Mexico, Brazil, the Middle East, Indonesia, certain far eastern countries and Africa. As to international business in the Middle East, our current target markets include Saudi Arabia, Qatar, United Arab Emirates, Oman, Bahrain, Libya, and Jordan. In Africa we are actively pursuing Nigeria and South Africa as well as engaging in discussions with engineering companies that bid on trans-African projects. There are no special additional risks related to these countries that are not disclosed in the list of risks affecting most international business. To date, except for our manufacturing arrangement in Bahrain, we have not engaged in any transactions with these countries. Our Cable business model has been implemented in the United States, Canada, Europe, Bahrain, Indonesia, and China.  We produce ACCC® core in the United States for delivery to our stranding licensees under manufacturing and distribution agreements for ACCC® conductor deliveries made to date in the United States and China. Expansion internationally will depend on our adaptation of this model to other international markets and may be costly and time consuming. Risks inherent in international operations in general include:

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

CHANGES IN INDUSTRY STANDARDS AND REGULATORY REQUIREMENTS MAY ADVERSELY AFFECT OUR BUSINESS.

As a manufacturer and distributor of wire and conductor products we are subject to a number of industry standard-setting authorities, such as the Institute of Electrical and Electronic Engineers, the Europe based International Council on Large Electric Systems, the American Society of Testing and Materials and the Canadian Standards Association. In addition, many of our products may become subject to the requirements of federal, state and local or foreign regulatory authorities. Changes in the standards and requirements imposed by such authorities could have an adverse effect on us. In the event we are unable to meet any such standards when adopted our business could be adversely affected. In addition, changes in the legislative environment could affect the growth and other aspects of important markets served by us. While certain legislative bills and regulatory rulings are pending in the energy sector which could improve our markets, any delay or failure to pass such legislation and regulatory rulings could adversely affect our opportunities and anticipated prospects may not arise. It is not possible at this time to predict the impact that any such legislation or regulation or failure to enact any such legislation or regulation, or other changes in laws or industry standards that may be adopted in the future, could have on our financial results, cash flows or financial position.

WE EXPERIENCE COMPETITION FROM OTHER COMPANIES, WHICH COULD RENDER OUR PRODUCTS OBSOLETE OR SUBSTANTIALLY LIMIT THE VOLUME OF PRODUCTS THAT WE SELL. THIS WOULD LIMIT OUR ABILITY TO COMPETE AND ACHIEVE PROFITABILITY.

The market in which we compete is competitive. Our conductor competitors include makers of traditional bare overhead wire and other companies with developmental-stage products that may be marketing or developing products that compete with our products or would compete with them if developed. We expect that we will be required to continue to invest in product development, productivity improvements and customer service and support in order to compete in our markets. Such competitors could develop a more efficient product or undertake more aggressive and costly marketing campaigns than us which may adversely affect our marketing strategies and could have a material adverse effect on our business, results of operations or financial condition. In addition, as we introduce new products, we will compete directly with a greater number of companies. There is no assurance that we will successfully compete against current or future competitors nor can there be any assurance that competitive pressures faced by us will not result in increased marketing costs, loss of market share or otherwise will not materially adversely affect our business, results of operations and financial condition.

THE COMPANY HAS HAD A HISTORY OF MATERIAL WEAKNESSES IN THE ACCOUNTING, FINANCIAL AND BUSINESS INTERNAL CONTROL STRUCTURE.

The Company has determined that the internal control structure of the consolidated entity has material weaknesses that will require the investment of additional resources to mitigate and resolve.   The Company may be required to hire additional employees, consult with expert advisors, invest in information technology, provide for additional Board oversight and add an internal audit function.  These remediation efforts may consume additional financial resources resulting in additional expense to the Company.

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

The market price of our common stock may be subject to significant fluctuations in response to our operating results, announcements of new products or market expansions by us or our competitors, changes in general conditions in the economy, the financial markets, the electrical power transmission and distribution industry, or other developments and activities affecting us, our customers, or our competitors, some of which may be unrelated to our performance. The sale or attempted sale of a large amount of common stock into the market may also have a significant impact on the trading price of our common stock. During the last 12 fiscal months ending September 30, 2010, the closing bid prices for our common stock have fluctuated from a high of $0.54 to a low of $0.17. Fluctuations in the trading price or liquidity of our common stock may adversely affect our ability to raise capital through future equity financings.

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

AS OF NOVEMBER 30, 2010, WHILE CURRENT MARKET PRICES ARE BELOW SUBSTANTIALLY ALL OF OUR OUTSTANDING CONVERTIBLE EQUITY SECURITIES, INCLUDING OPTIONS AND WARRANTS, A SUBSTANTIAL NUMBER OF OPTIONS ARE PRICED AT $0.35 PER SHARE OR BELOW.  A PRICE INCREASE ABOVE THAT STRIKE PRICE WOULD RESULT IN APPROXIMATELY 39,700,000 OPTIONS AND WARRANTS AT OR BELOW $0.35 PER SHARE OF WHICH FULL CONVERSION OF SUCH SHARES WOULD INCREASE THE OUTSTANDING COMMON SHARES BY 13.8% TO APPROXIMATELY 328,000,000 SHARES.  A PRICE INCREASE TO $1.00 WOULD RESULT IN APPROXIMATELY 48,100,000 OPTIONS AND WARRANTS AT OR BELOW THAT PRICE OF WHICH FULL CONVERSION OF SUCH SHARES WOULD INCREASE THE OUTSTANDING COMMON SHARES BY 16.7% TO APPROXIMATELY 336,300,000 SHARES.

The exercise price of outstanding options and warrants may be less than the current market price for our common shares. In the event of the exercise of these securities, a shareholder could suffer substantial dilution of his, her or its investment in terms of the percentage ownership in us as well as the book value of the common shares held. At the November 30, 2010 market price of $0.26 per share, approximately 4,700,000 shares would be exercisable for less than the current market price.

OUR FUTURE REVENUE IS UNPREDICTABLE AND COULD CAUSE OUR OPERATING RESULTS TO FLUCTUATE SIGNIFICANTLY FROM QUARTER TO QUARTER.

Our quarterly revenue and operating results are difficult to predict and may fluctuate significantly from quarter to quarter.  Our business consists of a small number of relatively large dollar transactions and the timing of revenue recognition is heavily dependent on customer defined delivery dates and shipping schedules which may impact the timing of revenue recognition.  Historically, our CTC Cable business has had a significant portion of its revenue sourced from one customer in China and revenue recognition is determined by shipment of products to this customer subject to their delivery schedules.   Since our revenues may fluctuate and are difficult to predict, and our expenses are largely independent of revenues in any particular period, it is difficult for us to accurately forecast revenues and profitability.

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

(xii) market-related issues, including lower ACCC® conductor demand brought on by excess conductor inventory and lower average selling prices for ACCC® conductor as a result of market surpluses;

(xiii) increased costs or shortages of key raw materials including aluminum, carbon fiber and glass fiber;

(xiv) regulatory developments; and

(xv) general economic trends and other factors.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2 -   PROPERTIES

We do not own any real estate. We lease operations facilities in Irvine, California and offices in Beijing, China.

On January 1, 2004 we commenced leasing a combination manufacturing and office facility in Irvine, California with approximately 105,120 square feet, including 21,180 square feet in the office area with the remaining 83,940 manufacturing, storage and other areas. The original lease was for seven years amounting to an average rental cost of $83,000 per month.  On April 1, 2010, we renegotiated and renewed the lease for an additional three years amounting to an average rental cost of $69,000 per month with rent starting at $72,533 per month for the first year and increasing by $2,102 on April 1 of each subsequent year of the lease term.

On September 9, 2010 we commenced leasing an office facility in Beijing, China at approximately $6,700 per month over a twenty-six month term.  The lease contains no accelerations.

ITEM 3 - LEGAL PROCEEDINGS

Below we describe the legal proceedings we are currently involved in or which were resolved during the fiscal year ended September 30, 2010 through the date we prepared this report:

(i)  The FKI related matters:

FKI PLC and FKI Engineering Ltd v. Stribog Ltd and De Wind GmbH

On or about January 21, 2010, FKI Engineering Ltd. and FKI Engineering, formerly FKI Plc., filed an action against Stribog Ltd., formerly DeWind Ltd., in the Commercial Court, Queen’s Bench Division, United Kingdom (Case No. 2010 Folio 61).  FKI’s claim is brought pursuant to an assignment agreement executed by the insolvency administrator assigning FKI the right to pursue claims on behalf of DeWind GmbH for amounts allegedly owed to DeWind GmbH from Stribog Ltd.  In particular, the claim alleges that Stribog Ltd. is in breach of an August 1, 2005 business transfer agreement where DeWind GmbH agreed to sell and DeWind Ltd. agreed to purchase the assets of DeWind GmbH.  FKI Engineering Ltd. and FKI Ltd. claim that DeWind GmbH is owed approximately 46,681,543 Euros (US $60,677,000 at November 30, 2010 exchange rates), which sum is comprised by a claim for principal in the sum of Euros 28,346,590 plus Value Added Tax of Euros 4,542,181, together with either interest of Euros 13,792,772 as at 21 January 2010 (continuing at a daily rate of Euros 7,316.63) or, in the alternative, statutory interest.  Stribog Ltd. disputes that it owes any funds to DeWind GmbH and is vigorously contesting the validity of this allegation.  Amongst other issues in dispute, the validity of the Assignment is currently subject to proceedings in both the Luebeck court in Germany (commenced by the company against FKI in September 2009) and the English courts (commenced by FKI in January 2010).  The Luebeck court is expected to determine the dispute in the first half of 2011.  Stribog also applied to stay the English proceedings on the basis that the issue was first filed in the German courts.  This stay was not given in May 2010 but the Court of Appeal granted leave to appeal that decision in October 2010, which is likely to be heard in February 2011.

Stribog Ltd. (formerly DeWind Ltd.) v. FKI Plc. and FKI Engineering Ltd.

On September 18, 2009 the Company’s wholly owned subsidiary, Stribog Ltd. (formerly DeWind Ltd.), filed an action for negative declaration in the Court of Lubeck, Germany against FKI Engineering Ltd. and FKI Ltd., formerly FKI Plc (“FKI”) (Case No. 17 O256/09) to obtain a court’s declaration that FKI is not entitled to any rights to rescission and claims against Stribog Ltd. pursuant to an assignment agreement executed by the German Insolvency administrator of DeWind GmbH assigning such rights to FKI.  In its defense, FKI states (i) that the license agreement dated August 1, 2005 and the following transfer of those licenses for a purchase price of 500,000 Euros (US $650,000 at November 30, 2010 exchange rates) from DeWind GmbH to Stribog Ltd. in August 2008 could be challenged, in particular as the transferred licenses would have a significant higher value and (ii) that claims for damages could arise from a sale and transfer agreement dated August 1, 2005.  Any particular amount in this respect was not provided by FKI.  The Company believes that (i) fair market value was paid for this intellectual property and that the transactions were conducted at arm’s length, therefore any rights to rescission do not exist and (ii) that the assignment agreement was invalid.  Stribog Ltd. has not recorded a liability as it is uncertain (i) whether the court decides that such rights to challenge the transfer exist or not and whether the assignment of such rights to FKI is valid and (ii) if the court decides that such rights can be claimed by FKI, whether FKI will challenge the transfer accordingly.

Insolvency of DeWind GmbH

On August 29, 2008 in Lubeck Local Court – Bankruptcy Court, Lubeck Germany, DeWind GmbH, an indirect subsidiary of the Company, filed for voluntary insolvency in lieu of a required recapitalization under German law of approximately 5,000,000 Euros (US $6,499,000 at November 30, 20010 exchange rates) (Case No. 53a1E 8/08 ).  The DeWind GmbH subsidiary had limited operational function for the DeWind segment, functioning solely to provide services on wind turbines that remained under warranty and which warranties were entered into prior to June, 2005.

On September 18, 2008 an insolvency receiver was appointed and set an initial reporting date in December, 2008 and which was primarily procedural in nature.  No formal reporting has been received since December, 2008.  Since the date of insolvency, the insolvency receiver has, or is in the process of assigning all actual and potential claims of DeWind GmbH including without limitation, potential claims of DeWind GmbH against the Company’s remaining Stribog subsidiaries, primarily Stribog Ltd, the Company’s remaining operating subsidiary in the UK.  On September 8, 2009, the insolvency receiver for DeWind GmbH and FKI entered into an Agreement in regard to a Settlement of Claims in which the insolvency receiver assigned any potential claim DeWind GmbH held against the Company, DeWind, Inc. and related Company entities to FKI for undisclosed consideration. All liabilities associated with these potential claims are recorded in liabilities from discontinued operations.  This assignment has been disputed as discussed above.

(ii)  The Mercury related matters:

Composite Technology Corporation and CTC Cable Corporation v. Mercury Cable & Energy, LLC, Ronald Morris, Edward Skonezny, Wang Chen, and “Doe” Defendants 1-100 (“Mercury”)

On August 15, 2008 the Company filed suit in the Superior Court of the State of California, County of Orange, Central Justice Center (Case No. 30-2008 00110633) against the Mercury parties including multiple unknown “Doe” defendants, expected to be named in discovery proceedings, claiming Breach of Contract, Unfair Competition, Fraud, Intentional Interference with Contract, and Injunctive Relief.  Several of the Mercury parties had filed a claim under the Company’s Chapter 11 bankruptcy proceedings which was settled during the bankruptcy and which provided for certain payments for sales made to China.  The settlement agreement included non-compete agreements and stipulated the need to maintain confidentiality for the Company’s technology, processes, and business practices.  The Company claims that the Mercury parties have taken actions, which violate the Settlement Agreement and the Bankruptcy Court Order, including the development of and attempting to market similar conductor products and misusing confidential information and the Company further claims that the Settlement Agreement was entered into with fraudulent intent.  The Company claims that the Mercury parties engaged in unlawful, unfair, and deceptive conduct and that these actions were performed with malice and with intent to cause injury to the Company.  Discovery is underway and trial is currently scheduled for June, 2011.

CTC Cable Corporation v. Mercury Cable & Energy, LLC, Energy Technology International, General Cable Corporation, Diversified Composites, Ronald Morris, Edward Skonezny, Wang Chen, and Todd Harris

On March 3, 2009, CTC Cable filed action against Mercury Cable for patent infringement in the U.S. District Court, Central District of California, Southern Division (Case No. SACV 09-261 DOC (MLGx)).  CTC Cable believes upon information that the Defendants have infringed, contributed to infringement of, and/or actively induced infringement by itself and/or through its agents, unlawfully and wrongfully making, using, offering to sell, and/or selling products and materials embodying the patented invention within and outside the United States without permission or license from CTC Cable. In response to this lawsuit, Mercury requested the United States Patent and Trademark Office reexamine the '162 and '319 patents and requested the Court to stay the patent and copyright lawsuit pending the Patent Office's final reexamination of CTC's patents.  The Court granted Mercury's request to stay the lawsuit pending the Patent Office’s final decisions.  The reexamination has now been completed and all original claims have been upheld with only minor amendments.  No claims have been finally rejected.  The discovery stay has now been lifted and CTC Cable is in process of discovery.

On October 18, 2010 the Court approved the expansion of the complaint to include additional defendants including additional Mercury subsidiaries, Mercury’s strander, General Cable Corporation, Mercury’s core producer Diversified Composites, and Individuals Morris, Harris, Chen, and Skonezny. The Company is asking for actual damages, treble damages, attorneys fees, interest, costs and injunctive relief.  No estimate of such damages can be made at this time and no accrual for the Company’s future fees and costs is included in the Company's financial statements at September 30, 2010.

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

On October 13, 2009, the Company and the individual defendants filed demurrers (motions to strike) to the Complaint on the grounds that Plaintiff Thomas did not make a written demand on the Company’s board of directors prior to filing the Complaint as required under Nevada law and that any decisions made by the individual director/office defendants in relation to the subject matter of the Complaint are protected under the business judgment rule. Prior to the scheduled hearing on the demurrer, Plaintiff Thomas filed a First Amended Complaint on or about November 11, 2009 naming three additional current board members. In addition, on October 20, 2009, the Company filed a Motion to Stay Discovery in this matter on the grounds that Plaintiff Thomas should not be permitted to conduct discovery until such time as the dispute over the sufficiency of the First Amended Complaint is decided by the Court.  On January 22, 2010, the Company filed another demurrer (motion to strike) to the First Amended Complaint on the same grounds as the original demurrers. On January 27, 2010, the Court conducted a hearing on the merits of the demurrer and took the matter under submission.  On March 8, 2010, the Court overruled the demurrer and lifted the stay on discovery.  On March 25, 2010, Plaintiff Thomas filed a Second Amended Complaint containing substantially the same allegations against the individual defendants as the previous complaints.  On July 19, 2010, the Company filed a Motion for Judgment on the Pleadings seeking to dismiss the action in its entirety.   On September 7, 2010 the Court heard oral arguments on the Defendants’ Motion for Preliminary Injunction to Enjoin Plaintiff From Service as the Shareholder Representative of the Company, heard concurrently with the Court’s own Motion to Review Plaintiff’s Standing.   On October 28, 2010 the Honorable David R. Chaffee dismissed the complaint with prejudice and noted Mercury’s involvement in the matter.

ITEM 4 – (Removed and Reserved)

PART   II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the over-the-counter market on the OTC Bulletin Board under the symbol “CPTC”. The following table sets forth the high and low bid information for our common stock for each quarter within the last two fiscal years.  Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

QUARTER ENDED - FISCAL 2010

	HIGH	LOW
December 31, 2009	$0.54	$0.26
March 31, 2010	$0.31	$0.25
June 30, 2010	$0.28	$0.17
September 30, 2010	$0.25	$0.18

QUARTER ENDED - FISCAL 2009

	HIGH	LOW
December 31, 2008	$0.62	$0.18
March 31, 2009	$0.35	$0.16
June 30, 2009	$0.44	$0.22
September 30, 2009	$0.73	$0.22

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Performance Graph

The following graph compares the cumulative 5 year total return to shareholders of our common stock relative to the cumulative total returns of the Russell 2000 Index (Russell 2000) and one peer company, American Superconductor Corporation (AMSC), calculated similarly for the same period.  An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock, the Russell 2000 and AMSC on September 30, 2005 and its relative performance is tracked through September 30, 2010.

This stock performance information is “furnished” and shall not be deemed to be “soliciting material” or subject to Rule 14A, shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, and shall not be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date of this report and irrespective of any general incorporation by reference language in any such filing, except to the extent that we specifically incorporate the information by reference.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
AMONG THE COMPANY, THE RUSSELL 2000 INDEX,
AND ONE PEER ISSUER

* $100 invested on 9/30/2005 in stock or index, including reinvestment of dividends, if any.  Fiscal year ended September 30.

THE FOREGOING GRAPH REPRESENTS HISTORICAL STOCK PRICE PERFORMANCE AND IS NOT NECESSARILY INDICATIVE OF ANY FUTURE STOCK PRICE PERFORMANCE.

Security Holders

As of November 30, 2010, there were approximately 473 shareholders of record of our common stock and no shareholders of record of our preferred stock.

Dividend Policy

We have never paid any dividends on the common stock. We currently anticipate that any future earnings will be retained for the development of our business and do not anticipate paying any dividends on the common stock in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

See Part III, Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters with respect to information to be incorporated by reference regarding our equity compensation plans.

Recent Sales of Unregistered Securities

During the year ended September 30, 2010, we did not have any sales of unregistered securities which have not been previously disclosed in a quarterly report on Form 10-Q or in a current report on Form 8-K.

Repurchase of Equity Securities

None.

ITEM 6 – SELECTED FINANCIAL DATA

The following table sets forth our selected historical consolidated financial data for each of the fiscal years in the five-year period ended September 30, 2010, which were derived from our audited consolidated financial statements. The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited consolidated financial statements and related notes included elsewhere in this Annual Report.

(All figures are presented in thousands except per share items)	Years Ended September 30
	2006*	2007*	2008*	2009*	2010
Statement of Operations Data:

Revenue	$3,554	$16,008	$32,715	$19,602	$10,842
Loss from Continuing Operations	(23,691)	(18,010)	(10,083)	(19,438)	(20,823)
Income (Loss) from Discontinued Operations (Note 2 )	(4,832)	(26,474)	(43,430)	(54,313)	1,056
Net loss	(28,523)	(44,484)	(53,513)	(73,751)	(19,767)
Net Assets (Liabilities) of Discontinued Operations (Note 2 )	46,805	36,069	34,835	(42,067)	(36,287)
Total Assets	53,549	66,323	173,087	54,839	32,295
Total Long-Term Obligations	111	9,835	9,061	1,987	2,027
Cash Dividends per Common Share	—	—	—	—	—
Basic and fully diluted loss from continuing operations per common share	$(0.17)	$(0.09)	$(0.04)	$(0.07)	$(0.07)
Basic and fully diluted net loss per common share	$(0.20)	$(0.23)	$(0.22)	$(0.26)	$(0.07)

*On July 3, 2006 the Company acquired its DeWind segment.  On September 4, 2009, the Company sold substantially all assets and liabilities of our DeWind segment. All operations of DeWind have been reclassified to discontinued operations (See Note 2 to the consolidated financial statements).

ITEM 7 -   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and related notes thereto. The following discussion contains certain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed herein. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

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

The year ended September 30, 2010 represented a period of uncertainty in the world economies and worldwide financial markets with continued bank failures and other fallout from the 2008 “Great Recession.”  While officially the recession was declared over and economic growth occurred in some economies, there was no general recovery observed and worldwide demand for industrial products remained weak.   Last year’s lowered economic forecasts and expectations in the short term, with expectations of economic recovery after government incentive measures were implemented, were continued into 2010.

The CTC Cable business growth showed areas of improvement in several markets, but the slow economic recovery drove further delays for several anticipated sales, that had specified ACCC® conductor, in new international markets and the United States. During 2010, our business in China continued to suffer from significantly reduced demand for our products and declined to nearly zero in fiscal 2010.  In previous years, ACCC® products were installed to provide additional transmission capacity, which was used to provide power for manufacturing factories in certain Chinese provinces.  The economic downturn reduced the demand for this manufacturing and resulted in four consecutive quarters of declining electricity consumption in those provinces.  This temporary lower consumption has eased the urgent need for capacity expansion in certain areas.

The financial results for the year ended September 30, 2010 reflected revenue declines over prior year periods caused by significant order reductions from our customers in China, which was partially offset by order increases from North American, South American, and other Asian market customers. Outside of China, we continued to see slow adoption of our ACCC® technology.  Non-China business improved despite the continuing worldwide economic downturn which resulted in delays of several anticipated line projects that had specified ACCC® conductor in both new international markets and the United States.  We had a decrease of ACCC® products shipped from 2,800 kilometers for the year ended September 30, 2009 to 957 kilometers for the year ended September 30, 2010.  The decrease in shipments resulted in significant decreases in production levels during the year ended September 30, 2010 for our manufacturing plant in Irvine, California.  While our fiscal 2010 individual sales at historical fiscal 2007 through 2009 standard costs were in line with historical margins, the historically low utilization of our plant resulted in a much less efficient allocation of our fixed overhead and trained production labor force.  If order levels and production levels increase in the near term, the Company expects to see gross margins in line with historical levels.

In January 2010, Composite Technology Corporation repaid $9.0 million to fully redeem $9.0 million of Senior Convertible Debentures upon their maturity.  Repayment was made out of cash on hand.

In April 2010, Composite Technology Corporation issued a $10.0 million Senior Secured Loan due in April 2012 and received $9.7 million in cash, net of fees and costs of $0.3 million.  The loan bears interest at 7.5% payable monthly on balances secured by qualified accounts receivable of the Company and interest at 12.5% payable monthly on balances not secured by qualified accounts receivable.  Qualified accounts receivable consist of 80% of current trade accounts receivable.  The loan has two financial covenants, measured monthly consisting of i) a liquidity covenant and ii) a profitability covenant.   The liquidity covenant requires the maintenance of a minimum of $7.5 million of combined cash and accounts receivable balances, measured at month end.  The profitability covenant consists of a maximum accumulated adjusted operating loss of $5.0 million, measured beginning April 1, 2010.  The adjusted operating loss consists of operating loss, less depreciation, amortization, and certain other non-cash charges including stock related compensation and increased or decreased by the corresponding increase or decrease in deferred revenues as compared to the March 31, 2010 deferred revenue balance.  As of September 30, 2010, the Company was not in compliance with its covenants. Subsequent to year-end, the Company and lender agreed to amendments for its debt covenants resulting in a temporary waiver of its covenants to January 2011, refer to detailed discussion of the amendments at Note 9 to the consolidated financial statements.

CTC Cable Division

Located in Irvine, California with sales operations in Irvine, California, China, Europe, the Middle East, and Brazil, CTC Cable produces and sells ACCC® conductor products and related ACCC® hardware products. ACCC® conductor production is a two step process. The Irvine operations produce the high capacity, energy efficient, light weight, patented composite ACCC® core, which is then shipped to one of eight conductor stranding relationships in the U.S., Belgium, China, Indonesia, Bahrain, Argentina or Colombia where the core is stranded with conductive aluminum to become ACCC® conductor.  ACCC® conductor is sold in North America directly by CTC Cable to utilities and through a license and distribution agreement with Alcan Cable.  ACCC® conductor is sold elsewhere in the world directly to utilities as well as through license and distribution agreements or other agreements with Lamifil in Belgium, Midal Cable in Bahrain, Far East Composite Cable Co. in China, through two Indonesian companies, PT KMI Wire and Cable and PT Tranka Kabel, IMSA in Argentina and Centelsa in Colombia.  ACCC® conductor has been sold commercially since 2005 and is currently marketed worldwide to electrical utilities, transmission companies and transmission design/engineering firms.

RECENT DEVELOPMENTS

The Cable division’s focus during the year ended September 30, 2010 was sales, marketing, and operations with a goal to position CTC Cable for rapid revenue growth and expansion. Our goals included the expansion of our customer base outside of the Chinese market by penetrating other markets including the United States.  Historically, as recent as fiscal 2008 CTC Cable relied heavily on one customer in China.  During 2008, this one customer comprised 76% of our $32.7 million in revenues.  This same customer comprised $10.5 million or 54% of fiscal 2009 revenues, and only $0.2 million or 1.7% of fiscal 2010 revenues.

During the year, CTC Cable experienced turnover in its senior management.  In December 2009, the Company announced the hiring of John P. Brewster as Chief Commercial Officer of Composite Technology Corporation and President of CTC Cable Corporation.  Mr. Brewster resigned in May 2010 to pursue other interests, but remains on the CTC strategic advisory board.

In August 2010, we hired Stewart Ramsay as President of CTC Cable.  Mr. Ramsay brings over 25 years of industry experience including direct work experience and key contacts into senior levels of U.S. and international utilities, several of which are existing CTC Cable customers.  Mr. Ramsay is also an Electrical Engineer as well as a member of multiple industry advisory boards, including being a Western Electricity Coordinating Council representative to the NERC.

We enhanced the CTC Cable team by adding experienced transmission industry employees.  Between June 2010 and September 2010, we hired additional industry personnel to assist in our international marketing and sales efforts, including two experienced management employees in China, one sales consultant based in the UK to address the European market, and one sales employee based in the Irvine, California office with responsibility for sales in the Middle East and Africa.  During the year we also engaged consultants in Latin and South America to address those markets. Behind the scenes, we also added industry experienced technical sales staff, including application engineers, and post-sales technical services personnel.

Sales and Revenue

We define our sales pipeline in terms of sales opportunities, sales commitments, sales orders (backlog), and revenues.  Our sales efforts over the past year have increased with our increased sales and marketing efforts and as of November 30, 2010 we have over $1 billion in worked sales opportunities.  Such opportunities consist of separate, unique transmission conductor projects that have been identified by our sales and marketing team as opportunities specified to sell ACCC® conductor, are for projects expected to have the potential to be designed or installed using ACCC® conductor within the next 24 months and for which contact points with potential customers have been established.   Sales opportunities are listed at the estimated value of potential revenues to CTC Cable and tracked over time to closure. Opportunities that are being worked by CTC employees and consultants, which are currently expected to have a likelihood of closure within fiscal 2011, include over 100 separate transmission projects with a total value of over $400 million.  Additional projects are worked in markets served by engineering consulting companies and stranding licensees.  We expect to close a fraction of the projects listed as sales opportunities but to date, our market volatility, the volatility of the economic environment, and our limited history does not allow for a meaningful analysis of a reasonable estimate of our closure rate for our sales opportunities.

Purchase commitments consist of contracts with customers or stranding licensees that represent agreements to purchase ACCC® conductor or ACCC® core over periods of time.  The commitments which may be binding (take-or-pay) which would require delivery, or non-binding commitments which do not require delivery but which may carry other penalties such as those described below.  We currently have no binding purchase commitments from any of our customers.  The current commitments represent non-binding written agreements to purchase minimum quantities of ACCC® products in exchange for any or all of the following:  i) predetermined prices which may be pegged and adjustable to a certain raw material cost such as aluminum, ii) for exclusive rights to sales to certain customers, or iii) for exclusive rights to sales in certain geographic territories.  The extent of the commitment is that these licensees stand to lose any or all of the commitment benefits described in i)-iii) above if they fail to meet their minimum quantity orders.  With the exception of the commitments signed by Jiangsu Far East in 2007 which were fulfilled in 2007 and most of 2008, our stranding licensees have not achieved their full minimum purchase commitments.  Orders that qualify for “firm backlog” status are decremented from the binding or non-binding commitment requirement, as appropriate and are not included in the sales opportunity figure.

We define “firm backlog” as orders from customers or stranding licensees that are evidenced by a signed purchase order or equivalent purchase document, or a signed sales order for stranding licensees under purchase commitment with agreed prices and delivery schedules.  Currently, for fiscal 2011 we have $5.9 million in firm backlog for delivery through the end of the March 2011 quarter.  Our comparable backlog for 2010 was $9.2 million.

Revenues consist of contracted sales orders where all accounting requirements for revenue recognition criteria have been met, including shipment and passage of title and where collectability is reasonably assured.  See also Note 1 to the consolidated financial statements for specific revenue recognition criteria.

Historically and for the foreseeable future, our sales contracts and the resultant revenues recognized on these contracts are dominated by a small number of transactions which result in recognized revenues that may vary considerably from year to year, or from quarter to quarter.  We continued our push to expand our customer base in 2010.  Excluding our contract with Jiangsu Far East which had revenues of $24.9 million in 2008 and $10.5 million in 2009, but only $0.2 million in 2010; during 2010, we had 18 orders shipped and recognized as revenue with an average value of $0.6 million per contract, during 2009, we had 16 orders shipped with an average value of $0.6 million per contract and during 2008 we had 6 orders shipped with an average value of $1.3 million per contract if a $6.5 million order to Poland is included, or 5 orders shipped with an average value of $0.2 million per contract if the Poland order is excluded.  Our sales cycle is typically between 6 and 24 months in length and past and future contracts are anticipated to include single shipment sales as well as multi-year contracts with multiple shipments.  In addition, under certain situations, the accounting requirements that need to be satisfied for revenue recognition may require the deferral of a substantial portion of product shipped as deferred revenues and timing of our revenue recognition may be impacted by factors outside of our control, such as customer delivery schedules, distribution sell-through, shipping delays, stranding licensee requirements or assuredness of collectability.  Because of the small number of contracts and the factors described above, a contract that has conservative revenue recognition criteria may result in revenue deferrals which may have a significant impact on our earnings for any given quarter or fiscal year.

In addition to the timing of contracts, the geographic market often determines our pricing and revenues as well as the type of products sold in each market and the size of the conductor sold.  The products sold are either ACCC® conductor (conductor) or ACCC® core (core) as well as ACCC® hardware (hardware) that is required by both products.  Core is sold to stranding licensees only and carries a lower selling price per kilometer shipped than conductor.  Conductor is sold to end-user utilities or through construction or engineering and professional services firms and has a higher selling price than core due to the value of stranded aluminum included in that product. All other things equal, smaller sized core or conductors have a smaller selling price than larger sized core or conductor.  However, while core prices are consistent for our stranding licensees, conductor prices for the same sized conductor may vary considerably from market to market, depending on the stranding costs within each market and the cost of aluminum available to the stranding licensee.

Our pricing is affected by the cost of our key raw materials, including carbon fiber, our resin materials costs, and aluminum.  During 2010, our raw materials prices decreased while costs of ACSR increased which resulted in an improvement to our price competitiveness compared to the ACSR products. Our competitiveness as compared to ACSR prices is further impacted by the worldwide cost of steel, used in ACSR as the strength component.  During 2010, the cost of steel increased which further improved our competitive position against ACSR.  Should our raw materials prices increase in the future or the cost of steel decrease in the future, our competitive position could be reduced, which may erode our prices and either result in reduced revenues or increased costs, both of which could impact our earnings.

Finally, our customers purchase ACCC® products and other transmission infrastructure investment products based on their requirements to add transmission capacity or replace transmission infrastructure that requires upgrades or replacement due to corrosion.  To a large extent, this demand is caused by the underlying economic conditions that may be both a general economic condition around the world, such as the 2008 economic recession, which may be specific to a geographic region, or may be specific to one or a group of countries who may have government incentives to invest in transmission grid infrastructure that may offset or improve upon economic conditions.  As yet, we do not have the sufficient level of business to adequately predict revenues and we do not have adequate staff in our sales and marketing departments to fully cover all worldwide markets and fully analyze all worldwide potential.

We attempt to sell into those markets where we see the largest opportunities and where we believe that our limited sales and marketing resources can be the most effective.  Our technology is disruptive and the industry in which it is sold is often highly conservative and resistant to new technologies.  For this reason, we initially focused on early adopters in the North American, Chinese, and European markets through stranding and distribution relationships.  As relationships matured within those markets, in 2009 we began to expand into other markets including Indonesia, South America, and the Middle East.

Despite slower than expected sales during the year CTC Cable continued to make progress with technical sales.  Our first high voltage test line in Europe was energized at 400kV in Germany, which will provide critical high voltage operating data for the German market, much of which is at 400kV.  Market penetration continues with sales to new customers worldwide including a new customer in Qatar, and a repeat order to a customer sold through our Engineering and Professional Consulting (EPC) channel in Africa.  We are seeing increased success selling our products as a critical component of an engineered solution and we intend to expand our efforts to partner with EPC service providers.

	For the Years Ended September 30,
(In Thousands, except kilometer related amounts)	2010	2009	2008

Europe	$145	$873	$6,896
China	181	10,499	24,900
Middle East	606	1,445	—
Other Asia	3,860	422	—
North America	4,309	5,409	851
South America	1,741	26	68
Latin America	—	928	—
Total Revenue	$10,842	$19,602	$32,715
Kilometers shipped	957	2,800	3,700
ACCC® Core/Conductor Revenue per kilometer	$9,456	$5,570	$8,110

As can be seen from the table above, we sell our products worldwide in multiple markets that vary considerably from year to year and we continue to expand our reach into markets through stranding license and manufacturing agreements.  Our ACCC® Core/Conductor revenue per kilometer metric provides an indication of the revenue potential of our existing production facility, described below, assuming the revenue mix of products and product sizes.  For 2010, the revenue per kilometer increased from 2009 due to a change in the mix from ACCC® core sold to the sale of more ACCC® conductor.

Prior to 2010, our international markets were served by limited personnel in South America, China, and Europe.  In 2010, we added international sales staff in our Other Asia and Middle East markets.  The sales gains in new markets include revenues to Indonesia, the Middle East and South America resulting from an increased sales presence and improving customer adoption in those territories along with promising expansion into North America through increased customer adoption.  Of key importance to our expansion strategy is to establish stranding licensee manufacturing that is located within each marketplace.  As of November 30, 2010 we had nine stranding licensees and several more licensees in negotiation.  Our focus in fiscal 2011 will be to continue to develop new stranding relationships to penetrate new markets including South America, India, Russia, Latin America the Middle East, Africa, and Europe, re-establishing the China market, leveraging the new regulations expected to impact the North American markets, and expanding sales through each of our existing stranding licensees.  Each of our markets has conductor projects that can range from as small as $50,000 to tens of millions of dollars of conductor with multiple-year delivery schedules.  To date, our single largest contract award was $6.5 million sold to a customer in Poland in fiscal 2008.  The award of one or more large contracts will have a significant impact to our revenues and earnings through increased revenues, improved production efficiencies, and increased operating expenses.  Each market listed above is described briefly below along with any specific factors that may result in increases or decreases in revenues or earnings.  As of November, 2010 except for the contracts and customer orders included in our backlog listed above, we have no contracts that have binding commitments for deliveries of ACCC®. We are working with our stranding licensees and customers to obtain purchase commitments, the execution of which may result in improved revenue visibility later in fiscal 2011.

Europe:  Lamifil serves the Europe market for core sales and direct conductor sales are made to utilities.  Fiscal 2008 revenues included one large conductor sale into Poland while 2009 and 2010 were a mixture of smaller core and conductor sales.  In late 2010, we hired a dedicated sales consultant, located in the UK, to assist us in further sales.  In November 2010 we received an order for $0.4 million into Europe. We believe our improved market presence and the receipt of initial orders will result in revenue improvements in Europe over fiscal 2010 but revenues may not reach 2008 levels unless additional large orders are received.

China:  The China market decline from 2008 to 2009 and 2010 was due to a significant decrease in orders from a single customer, our stranding licensee Jiangsu New Far East.  We believe this decline was due to the worldwide economic downturn.  We are actively working to re-engage the China market.  In 2010 we established a new subsidiary, CTC Cable Asia and opened an office in Beijing to serve this market.  We hired two sales and marketing personnel into this market to assist us with our existing customer and to develop relationships with other stranding manufacturers in China.

Middle East and Africa:  The Middle East market is served by one stranding relationship with Midal in Bahrain.  In late 2010 we also hired additional sales personnel that are dedicated to developing business relationships in the Middle East and Africa geographies.  We expect to see improved market activity in the Middle East and Africa due to an improved market presence.

Other Asia:  Other Asia includes Russia and the former SSRs, Indonesia, India, Japan, Korea, Thailand, Laos, and Vietnam.  As each of these markets develop, in the future we expect to analyze each separately.  In 2009 and 2010 our revenues were derived from our two stranding licensees in Indonesia, PT KMI Wire and Cable and PT Tranka Kabel.  In 2010 we assigned personnel to focus on Indonesia and to open up the India, Korean, Japanese and other Asian markets.  In November 2010, we signed a stranding agreement with Sterlite Technologies that calls for a non-binding commitment to purchase ACCC® products, some of which is expected, but not guaranteed, in fiscal 2011.

North America:  North America consists of the U.S. and Canada and is served by our stranding licensee Alcan Cable. In February 2010, CTC Cable signed distribution and manufacturing agreements with Alcan Cable.  The distribution agreement calls for Alcan to distribute ACCC® conductor to certain of their customers.  In order to maintain exclusive distribution rights with certain Alcan customers in the U.S. and Canada, Alcan has agreed to purchase minimum quantities of ACCC® conductor during calendar year 2010 and potentially through 2012.  The term of the contract is one year, which may be extended for an additional two years if Alcan sells a minimum quantity of ACCC® conductor within the first year and achieves stranding qualifications. CTC Cable expects that the Alcan Cable distribution agreement will provide revenue orders beginning later in calendar 2010.  The agreements call for Alcan to receive a license to strand ACCC® conductor for delivery in North America after certification requirements are met, which was achieved during 2010. CTC Cable’s marketing team has been working with Alcan’s marketing team to develop an effective marketing strategy.  To date, CTC Cable has not received any ACCC® orders from Alcan, but expects Alcan to purchase their contract minimums. Alcan has non-binding order commitments of approximately $2 million that are expected, but not required, in fiscal 2011.

South America:  Includes all countries in South America.  We currently have two stranding relationships in South America, IMSA in Argentina and Centelsa in Columbia, neither of which have contractual minimums.  To date, we have sold conductor into Brazil, Argentina and Chile and we are actively working opportunities in all of the South American countries.  South America is serviced by sales agents and consultants located locally as well as personnel from our Irvine, California offices.

Latin America:  Latin America consists of Mexico and Central America and is not currently served by a localized stranding licensee.  We are currently in negotiation with several parties to provide stranding services in Latin America.  To date, our revenues in Latin America have consisted of sales into Mexico in fiscal 2009.  We currently have sales efforts underway in Mexico, Costa Rica, Nicaragua, and Panama.  Sales coverage is served by sales agents and consultants located in South America and our Irvine, CA offices.

Moving forward to 2011, we believe that new U.S. regulations will drive further adoption of ACCC® products. The new regulations are discussed in further detail in Item 1 above.

Production

During 2010, at our single plant in Irvine, California we had eighteen pultrusion machines available for operation with each of the production machines able to produce as much as to 1,000 km per machine per year for a projected annual capacity in excess of 17,000 km per year. At 2010 average selling prices, our existing plant could have produced approximately $160 million worth of ACCC® products at full capacity.  The projected range of product value is approximately $70 million to $430 million for small sized ACCC® core to large sized ACCC® conductor.  We have developed contingency plans to add facilities with additional production machines should either the demand for production increase or if we believe that it is in the best interests of the Company to install a core plant in another geographical location.  We expect that at production levels in excess of 3,000 km per quarter, or approximately $15 million per quarter of ACCC® core revenue, that we will need to add additional production facilities.  Our production facility is considered “light industrial” and it would be straight-forward to replicate our plant in other locations.  Our production machines are made from readily available parts and from multiple suppliers.  We believe that additional facilities could be operational within 6 months from the date we determine that additional production is required.

We believe that we will be able to procure sufficient raw materials supplies for our ACCC® core to produce our expected ACCC® product sales worldwide for the next twelve months.  We have good relations with our key suppliers and believe that these suppliers will be able to respond to increased demand for our key raw materials if that occurs.  However, in the event of significant demand for our products in excess of current levels, we may have a lag between our requirements for these materials and the availability of these materials from suppliers.  Any such delays could delay shipments and reduce our revenue potential.  We continue to work on production and product development initiatives to reduce this risk.

Our product requires stranding our ACCC® core with aluminum to create ACCC® conductor.  We currently have nine stranders worldwide, having added stranding relationships in the United States, South America, and India during 2010.  We will continue to work to expand our ACCC® conductor production capacity through stranding and manufacturing agreements with targeted manufacturers worldwide. As we open new markets and we begin to sell ACCC® conductor locally, we will look to sign additional agreements with local stranding sources.  Discussions with new stranding partners are underway at multiple locations worldwide.

We believe that our ACCC® product margins have upside potential in 2011 as compared to 2010 through improvements in plant efficiency.  During 2010, we saw a decrease in the cost of our raw materials, including the aerospace grade carbon we use in our ACCC® conductor core.  We do not see further raw materials price decreases in 2011.  Operational inefficiencies continued in 2010 and included higher than expected per unit labor and overhead charges.  Our labor and overhead costs carry a large fixed component so lower utilization requires a higher cost per unit of production.  We expect to see per unit cost savings as our plant utilization improves with additional expected sales.

During the year CTC Cable supplemented its technical skill set through several key technical hires.  In June 2010, CTC Cable hired a new VP of Product Development, a PhD who has significant experience in advanced composite materials design and development.  We expect this individual to be a key manager of, and contributor to, our technical team and he is undergoing a thorough review of our products and testing protocols as well as directing new product development. In October 2010, CTC Cable hired an additional PhD who has significant experience in composite materials.  The Company has several improvements to ACCC® conductors in the product pipeline which it expects to introduce in fiscal 2011. Also in 2010, CTC Cable hired several key leaders and contributors in our utility transmission design and pre-sales groups and our post-sales installation group.

DeWind Asset Sale

The divestiture of DeWind was a decision driven by the worldwide banking and credit crisis. The Company determined in fiscal 2009 that it could no longer support the operations of the DeWind segment and began the process of selling the division in December 2008.

In August, 2009 the Company completed negotiations with Daewoo Shipbuilding and Marine Engineering (DSME), and signed an Asset Purchase Agreement valued at $49.5 million in cash.  The transaction closed on September 4, 2009 and the Company received approximately $32.3 million in cash paid immediately with $17.2 million in cash escrowed for the benefit of DSME to provide for potential reimbursements of net asset value adjustments, breaches of representations and warranties, and intellectual property claims.  Escrow claims presented by DSME are subject to an evaluation process, which requires that DSME submit a written claim against the escrowed funds thereby triggering processes for review and dispute by the Company.  Escrowed funds are only released by the escrow agent to the Company or DSME under either i) mutual written instruction by DSME and the Company or ii) scheduled escrowed cash releases to the Company at certain points in time, outlined below, and so long as DSME has not submitted an escrow claim in excess of the scheduled release amount.   All successful escrow claims by DSME would require DSME to either prove damages or show asset values less than those represented at the transaction close. Of this cash, $5.5 million was earmarked to satisfy the supply chain and asset valuation claims of which $836,000 has been released to date; $7.0 million is scheduled to be released two years after the close of the transaction in September, 2011 and the remainder to be released three years after the close of the transaction, in September 2012. Other than disputed net asset value adjustments and vendor penalties claimed by DSME and under discussion, no other claims have been filed to date.

In December, 2009 DSME filed its initial claims filing which listed a shortfall of $11.65 million from the represented net asset value.  The Company counterclaimed with an analysis that showed the net asset value as $6.8 million higher than represented and requested an additional cash payment from DSME for that amount.  The discrepancy between the two lists consisted of supply chain vendor claims, vendor penalties, and differences in accounting estimates on the valuation of assets.  During fiscal 2010, the Company and DSME representatives met multiple times, beginning in January 2010 and continuing through April 2010 to resolve the net asset and supply chain claims differences.  At the last meeting, the two parties identified the remaining key supplier matters that required resolution before settlement of the initial claims settlement could be achieved.  In July 2010, $836,000 was released from escrow and paid to a vendor to satisfy one of these supplier claims.  To date, none of the other differences remaining between DSME and the Company have been formally agreed upon by either party.  Either the Company or DSME has the option to require an external audit to be conducted if an agreement on the disputed matters cannot be achieved. To date, neither party has elected to exercise this option and both prefer to work out the discrepancies through cooperation and negotiation.   The Company and DSME continued to have negotiation meetings into December, 2010 to resolve any remaining valuation and supply chain related discrepancies.  In July 2010, the Company received $836,000 of the escrowed cash leaving $16.4 million remaining in escrow.  Accordingly, we have reported the remaining $16.4 million held in escrow as restricted cash.  Consistent with expected escrow agreement release dates, at September 30, 2010, we have classified $11.7 million as current and $4.7 million as long-term (see Note 1 to the consolidated financial statements “Restricted Cash”).

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

The remaining assets and liabilities of the discontinued operations consist of the following:

(In Thousands)	September 30, 2010
ASSETS
Accounts Receivable, net	2,199
Prepaid Expenses and Other Current Assets	21
TOTAL ASSETS	$2,220

LIABILITIES
Accounts Payable and Other Accrued Liabilities	$35,358
Deferred Revenues and Customer Advances	2,248
Warranty Provision	901
Total Liabilities	38,507

Net Liabilities of Discontinued Operations	$(36,287)

Significantly all of the assets and liabilities of the discontinued operations pertain to activities outside of the United States. The remaining operations of DeWind, subsequently renamed Stribog, consist of receipt of license fees from Chinese licensees of older DeWind technology and satisfaction of the remaining contracts that were not assumed by DSME, primarily the servicing of warranties related to wind turbines installed in Europe from 2006 through 2009, most of which are now expired, and one contract for 10 turbines sold to South America that as yet have not been installed. At September 30, 2010, included above in Accounts Payable and Other Accrued Liabilities are net payables related to formerly consolidated, now insolvent European subsidiaries of approximately $20 million, substantially all of which has been assigned by the insolvency receiver to FKI, a former owner of DeWind, currently engaged in legal activities with the Company (see Note 14 to the consolidated financial statements). At September 30, 2010, the net payables from insolvent subsidiaries is comprised of assets in the amount of $7 million and liabilities in the amount of $27 million. We did not receive any update from the insolvency receiver related to the assets and liabilities for the insolvent subsidiaries during the year ended September 30, 2010. At September 30, 2010, also included in Accounts Payable and Other Accrued Liabilities is a $3.4 million provision to cover contingent liabilities estimated in connection with the DSME transaction, some of which are related to escrow claims made by DSME and subject to dispute and negotiation.  Accordingly, where probable and reasonably estimable, these accruals were included in the Loss on Sale of DeWind. We continue to maintain this accrual due to the ongoing uncertainties discussed above.

RESULTS OF OPERATIONS

The following table presents a comparative analysis of Revenue, Cost of Revenues, and Gross Margins for continuing operations, our CTC Cable division:

	For the Years Ended September 30,
(In Thousands)	2010	2009	2008

Product Revenue	$10,842	$19,602	$32,715
Cost of Revenue	$8,842	$14,285	$21,129
Gross Margin	$2,000	$5,317	$11,586
Gross Margin %	18.4%	27.1%	35.4%

PRODUCT REVENUE:  Product revenues decreased $8.8 million, or 45%, from $19.6 million in 2009 to $10.8 million in 2010, and decreased $13.1 million, or 40%, from $32.7 million in 2008 to $19.6 million in 2009.

The fiscal 2010 decrease was primarily related to a significant decline in shipments of 2,003 km of ACCC® products to China, offset by increases in shipments of 264 km of ACCC® products primarily within North America, South America and Indonesia.  The fiscal 2009 decrease was primarily related to a significant decline in shipments of 664 km of ACCC® products to China and Poland. For additional information, see discussion regarding our revenues and the table in RECENT DEVELOPMENTS – “Sales and Revenue” above.

COST OF REVENUE: Cost of revenue represent materials, labor, freight, product cost depreciation and allocated overhead costs to produce ACCC® conductor, ACCC® core, and related hardware.  Cost of revenue decreased $5.5 million, or 38%, from $14.3 million in 2009 to $8.8 million in 2010, and decreased $6.8 million, or 32%, from $21.1 million in 2008 to $14.3 million in 2009.

Cost of revenue and resultant gross margin: The fiscal 2010 gross margin decreased due to lower revenue levels and a reduction in the gross margin percentage on products sold. The fiscal 2010 gross margin percentage decreased from 2009 primarily due to production inefficiencies as a result of significant idle production capacity, and higher inventory reserves and obsolescence charges recorded in fiscal 2010 as compared to fiscal 2009.  The fiscal 2009 gross margin percentage decreased from 2008 primarily due to strategic discounts given to Jiangsu New Far East Cable Company in China.

The following table presents a comparative analysis of operating expenses for continuing operations:

	For the Year Ended September 30, 2010
(In Thousands)	Corporate	Cable	Total
Officer Compensation	$2,200	$249	$2,449
General and Administrative	6,554	5,626	12,180
Research and Development	—	2,226	2,226
Sales and Marketing	—	5,022	5,022
Depreciation and Amortization	4	379	383
Total Operating Expenses	$8,758	$13,502	$22,260

	For the Year Ended September 30, 2009
(In Thousands)	Corporate	Cable	Total
Officer Compensation	$3,225	$—	$3,225
General and Administrative	5,815	4,098	9,913
Research and Development	—	2,703	2,703
Sales and Marketing	—	5,598	5,598
Depreciation and Amortization	—	368	368
Total Operating Expenses	$9,040	$12,767	$21,807

	For the Year Ended September 30, 2008
(In Thousands)	Corporate	Cable	Total
Officer Compensation	$2,129	$—	$2,129
General and Administrative	5,289	1,852	7,141
Research and Development	—	4,519	4,519
Sales and Marketing	—	3,485	3,485
Depreciation and Amortization	—	339	339
Total Operating Expenses	$7,418	$10,195	$17,613

OFFICER COMPENSATION: Officer Compensation represents CTC corporate and Cable expenses and consists primarily of salaries, consulting fees paid in cash, and the fair value of stock grants issued to officers of the Company. Officer Compensation decreased $0.8 million, or 24%, to $2.4 million in fiscal 2010 from $3.2 million in fiscal 2009, and increased $1.1 million, or 51%, to $3.2 million in fiscal 2009 from $2.1 million in fiscal 2008. The decrease from 2009 to 2010 was due to lower share-based compensation expense, derived from lower fair values related to stock options granted during fiscal 2010 and the natural reduction in vesting base of stock options outstanding, offset by an increase in officer salaries. The increase from 2008 to 2009 was due to higher fair value share-based compensation expense for vested stock options.

GENERAL AND ADMINISTRATIVE: General and Administrative expense consists primarily of salaries and employee benefits for administrative personnel, professional fees, facilities costs, insurance, travel, share-based compensation charges and any expenses related to reserves for uncollectible receivables. General and Administrative expense increased $2.3 million, or 23%, from $9.9 million in 2009 to $12.2 million in 2010, and increased $2.8 million, or 39%, from $7.1 million in 2008 to $9.9 million in 2009.

The increase of $2.3 million in 2010 was due to a $0.7 million increase from corporate and $1.5 million increase from Cable.  The corporate related General and Administrative expense increase is derived primarily from increases in professional service fees, start-up costs related to the organization of a new entity, and payroll taxes accrued in connection with an IRS payroll tax audit as discussed in Note 1 (“Income Taxes”) to the consolidated financial statements.  The Cable related General and Administrative expense increase is derived primarily from headcount and headcount related costs and facilities costs due to significant idle capacity and costs incurred for patent related litigation.  General and Administrative share-based compensation remained relatively consistent with the prior year.

The increase of $2.8 million in 2009 was due to a $0.5 million increase from corporate and $2.3 million increase from Cable.  The corporate related General and Administrative increase is derived from increased headcount costs, insurance, board of director fees, recruiting costs and higher share-based compensation charges, offset by a reduction in professional service fees.  The $2.3 million increase in Cable related General and Administrative expense is primarily related to $1.5 million in legal fees, $0.4 million in headcount costs and $0.4 million in facilities costs, partially offset by a reduction in insurance expense.

RESEARCH AND DEVELOPMENT:  Research and Development expenses consist primarily of salaries, consulting fees, materials, tools, and related expenses for work performed in designing and development of manufacturing processes for the Company's products. Research and Development expenses decreased $0.5 million, or 18%, from $2.7 million in 2009 to $2.2 million in 2010, and decreased $1.8 million, or 40%, from $4.5 million in 2008 to $2.7 million in 2009.

The decrease of $0.5 million in 2010 was due to significantly lower fair value share-based compensation expense for vested stock options, partially offset by higher headcount costs, professional service fees and research and development product testing and validation costs.

The decrease of $1.8 million in 2009 was primarily related to a shift of employees who formerly functioned in a research capacity but who now are classified as sales support personnel, partially offset by increased share-based compensation charges.

SALES AND MARKETING: Sales and Marketing expenses consist primarily of salaries, consulting fees, materials, travel, and other expenses performed in marketing, sales, and business development efforts for the Company. Sales and Marketing expenses decreased $0.6 million, or 10%, from $5.6 million in 2009 to $5.0 million in 2010, and increased $2.1 million, or 60%, from $3.5 million in 2008 to $5.6 million in 2009.

The decrease of $0.6 million in 2010 was primarily due to significantly lower fair value share-based compensation expense for vested stock options and a reduction in sales commissions due to lower revenue levels, partially offset by increased headcount and headcount related costs and professional service fees.

The increase of $2.1 million in 2009 was primarily related to a $1.1 million increase comprised of additional headcount and customer support costs, a $0.7 million increase in advertising related expenses and a $0.3 million increase in share-based compensation charges, partially offset by decreases in commission and professional fee expenses.

DEPRECIATION AND AMORTIZATION: Depreciation and Amortization expense consists of depreciation related to the depreciation and amortization of the Company's capitalized assets used in operations, excluding product cost depreciation (refer to cost of revenue discussion above). Depreciation expense increased $15,000, or 4%, from $368,000 in 2009 to $383,000 in 2010, and increased $29,000, or 9%, from $339,000 in 2008 to $368,000 in 2009. The annual increases were due to minor increases in the fixed asset base.

INTEREST EXPENSE: Interest expense consists of the cash interest payable on the Company’s debt obligations and the amortization of the any related debt discount.

The decrease of $0.8 million in 2010, or 27%, was primarily due to a lower average debt balance in fiscal 2010 compared to 2009.  Prior year debt was paid-off in January 2010.  In April 2010, the Company entered into a senior secured loan arrangement (refer to Note 9 to the consolidated financial statements).

The decrease of $0.9 million in 2009, or 23%, from 2008 was primarily due to reduced accelerated amortization of the discount which occurred in 2008 from debt conversions.  There were no conversions in 2009.

INTEREST INCOME: The interest income changes from period to period are due to changes in the underlying cash and cash equivalent balances.  Interest income increased by $3,000 in 2010 compared to 2009.  The additional interest income was primarily due to the DeWind sale proceeds from September 2009.

OTHER INCOME / (EXPENSE):  Fiscal year 2010 Other Expense primarily consists of foreign exchange losses and penalties associated with the findings from the examination by the Internal Revenue Service (IRS) for prior fiscals years ended September 30, 2001 through 2005 (refer to “Income Taxes” in Note 1 to the consolidated financial statements).  Other Expense increased $195,000 in 2010 compared to 2009 due to foreign exchange losses and the IRS penalties mentioned above.  Other Expense was $1,000 in 2009 compared to Other Income of $74,000 in 2008.

EXPENSE RELATED TO MODIFICATION OF WARRANTS DUE TO ANTI-DILUTIVE EVENTS:  No material expenses were recognized from the modification of warrants due to anti-dilutive events in 2010 (refer to “Warrants” in Note 10 to the consolidated financial statements).  Expenses related to the modification of warrants due to anti-dilutive events decreased to $7,000 in 2009 from $553,000 in 2008.

The 2009 expense resulted from the events related to the anti-dilution caused by the issuance of additional warrants in connection with a short-term senior secured bridge note issued in June 2009 (this obligation was repaid in full in September 2009). The 2008 expense resulted from the events related to the anti-dilution caused by the issuance of shares related to an equity offering in June 2008. The expense represented the combination of the fair value of the issuance of any new warrants and the difference in the fair value of the respective warrants immediately before and immediately after price resets in warrant exercise prices.

CHANGE IN FAIR VALUE OF DERIVATIVE LIABILITIES: Refer to discussion at Note 1 (“Derivative Liabilities”) to the consolidated financial statements.

INCOME TAXES:  We made provisions for income taxes of $14,000, $5,000, and $3,000 for the years ending September 30, 2010, 2009 and 2008, respectively. We have determined that due to our continuing operating losses as well as the uncertainty of the timing of profitability in future periods, we should fully reserve our deferred tax assets. As of September 30, 2010, our deferred tax assets continued to be fully reserved. We will continue to evaluate, on a quarterly basis, the positive and negative evidence affecting our ability to realize our deferred tax assets.  Refer to additional income tax disclosures at Note 12 to the consolidated financial statements.

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

EFFECTS OF EXCHANGE RATE CHANGES: We are subject to price risks arising from exchange rate fluctuations in the functional currency of our European subsidiaries, primarily the Euro and the UK Sterling, and the Chinese Yuan. We currently do not hedge the exchange rate risk related to our assets and liabilities and do not hedge the exchange rate risk related to expected future operating expenses.

RECONCILIATION OF NON-GAAP MEASURES

The following tables present a reconciliation of consolidated non-GAAP EBITDAS or Earnings before Interest, Taxes, Depreciation & Amortization and Share-Based Compensation charges for continuing operations for the years ended September 30, 2010, 2009 and 2008:

The Company has provided non-GAAP measures such as EBITDAS in the following management discussion and analysis. The Company uses the non-GAAP information internally as one of several measures used to evaluate its operating performance and believes these non-GAAP measures are useful to, and have been requested by, investors as they provide additional insight into the underlying operating results viewed in conjunction with US GAAP operating results.  For the non-GAAP EBITDAS measure, a significant portion of non-cash expenses are excluded, primarily for interest, depreciation and for share-based compensation charges that are valued based on the share price and volatility at the date of grant and then expensed as earned, typically upon vesting of service over time.  The material limitation of non-GAAP EBITDAS compared with Net Income/Loss is that significant non-cash expenses are excluded.  Management compensates for such limitation by utilizing EBITDAS only for particular purposes and evaluates EBITDAS in the context of other metrics such as Net Income/Loss when evaluating the Company’s performance and financial condition and for establishing compensation metrics for employees and management. Non-GAAP measures are not stated in accordance with, should not be considered in isolation from, and are not a substitute for, US GAAP measures. A reconciliation of US GAAP to non-GAAP results has been provided in the financial tables below.  We will also include the change in fair value of derivative liabilities, asset impairments and warrant modification expense in EBITDAS and our reconciliation as applicable.

	For the Year Ended September 30, 2010
(In Thousands)	Corporate	Cable	Total
EBITDAS:
Net loss from continuing operations	$(9,313)	$(11,510)	$(20,823)
Depreciation & Amortization	4	694	698
Share-based compensation	2,030	649	2,679
Change in fair value of derivative liabilities	(1,767)	—	(1,767)
Interest (income) expense, net	2,123	(3)	2,120
Income tax expense	14	—	14
EBITDAS Loss	$(6,909)	$(10,170)	$(17,079)

	For the Year Ended September 30, 2009
(In Thousands)	Corporate	Cable	Total
EBITDAS:
Net loss from continuing operations	$(11,983)	$(7,455)	$(19,438)
Depreciation & Amortization	—	1,011	1,011
Share-based compensation	3,108	1,599	4,707
Warrant modification expense	7	—	7
Interest expense, net	2,929	6	2,935
Income tax expense	5	—	5
EBITDAS Loss	$(5,934)	$(4,839)	$(10,773)

	For the Year Ended September 30, 2008
(In Thousands)	Corporate	Cable	Total
EBITDAS:
Net income (loss) from continuing operations	$(11,547)	$1,464	$(10,083)
Depreciation & Amortization	—	776	776
Share-based compensation	1,683	972	2,655
Warrant modification expense	553	—	553
Interest expense, net	3,573	1	3,574
Income tax expense	3	—	3
EBITDAS Income (Loss)	$(5,735)	$3,213	$(2,522)

Consolidated EBITDAS Loss for fiscal 2010 for continuing operations increased by $6.3 million as compared to 2009 due to a $1.0 million increase from corporate and $5.3 million increase from our CTC Cable operations.  The total increases were primarily due to reduced gross margins and increased operating expenses including additional payroll tax expense in connection with an IRS audit (refer to “Income Taxes” in Note 1 to the consolidated financial statements), increases in professional service fees and headcount, and increased facilities costs due to significant idle capacity.

Consolidated EBITDAS Loss for fiscal 2009 for continuing operations increased by $8.3 million as compared to fiscal 2008 from our CTC Cable operations primarily due to the lower revenues from China, along with corresponding margin reductions, and increases in General and Administrative and Sales and Marketing expenses.

NET LOSS

The following table presents the components of our total net loss:

	For the Years Ended September 30,
(In Thousands)	2010	2009	2008
Net Loss from Continuing Operations	$(20,823)	$(19,438)	$(10,083)

Income (Loss) from Discontinued Operations (Note 2)	1,056	(54,313)	(43,430)

Net Loss	$(19,767)	$(73,751)	$(53,513)

Net loss decreased by $54.0 million to $19.8 million in fiscal 2010 from $73.8 million in fiscal 2009.  The decrease in net loss was substantially due to the activity level of our discontinued operations in fiscal 2010 compared to fiscal 2009.  The $54.0 million net loss decrease in fiscal 2010 was due to:

•	A decrease in Gross Margin from continuing operations of $3.3 million from 2009 to 2010.

•	An increase in Total Operating Expense from continuing operations of $0.5 million from 2009 to 2010.

•	A decrease in Total Other Income / (Expense) (including income taxes) from continuing operations of $2.4 million from 2009 to 2010.

•	A decrease in Loss from Discontinued Operations of $55.4 million from 2009 to income in 2010.

Gross Margin: As discussed above, the gross margin decrease of $3.3 million was primarily due to production inefficiencies as a result of significant idle production capacity, and inventory reserves recorded in 2010 compared to 2009.

Total Operating Expense: As detailed above, the total increase in operating expense of $0.5 million was primarily driven by a significant increase in General and Administrative expense, offset by decreases in Research and Development expense, Sales and Marketing expense and Officer Compensation in 2010 compared to 2009.

Total Other Income / (Expense): As discussed above, the total net other expense decrease is primarily due to the $1.8 million in the Change in Fair Value of Derivatives Liabilities in 2010 compared to zero in 2009.

Income (Loss) from Discontinued Operations: As discussed above and detailed in Note 2 to the consolidated financial statements, the decrease in the Loss from Discontinued Operations of $55.4 million is derived from the September 2009 DeWind asset sale and related discontinuation of the DeWind business segment.

LIQUIDITY AND CAPITAL RESOURCES

Comparison of years ended September 30, 2010, 2009 and 2008.

Our principal sources of working capital have been private debt issuances and equity financings.

Year Ended September 30, 2010

For the year ended September 30, 2010, we had a net loss from continuing operations of $20.8 million.  At September 30, 2010 we had $3.0 million of cash and cash equivalents, which represented a net decrease of $21.0 million from September 30, 2009. The decrease was due to cash used in operations of $22.0 million, cash provided by investing activities of $0.4 million and cash provided by financing activities of $0.6 million.

Cash used in operations during the year ended September 30, 2010 of $22.0 million was primarily the result of a net loss of $19.8 million and income from discontinued operations of $1.1 million, offset by net non-cash reconciling items of $4.5 million (primarily comprised of depreciation and amortization of $1.9 million, common stock related charges of $3.0 million and inventory charges of $1.4 million, offset by a gain from the change in fair value of derivative liabilities of $1.8 million and foreign currency exchange of $0.1 million). Additionally, cash used in operations was impacted by a negative change in net assets/liabilities from discontinued operations of $4.6 million and net cash used for working capital of $1.0 million (primarily comprised of negative changes in accounts payable of $1.1 million, accounts receivable of $0.8 million and inventory of $0.6 million, offset by positive changes in other assets of $0.3 million and deferred revenue of $1.3 million).

Cash provided by investing activities during the year ended September 30, 2010 of $0.4 million was related to the partial release of restricted cash of $0.8 million, offset by cash used from the purchase of computer hardware/software and equipment put in service in anticipation of increased cable manufacturing activities.

Cash provided by financing activities during the year ended September 30, 2010 of $0.6 million was related to the net proceeds received from the April 2010 senior secured loan arrangement of $9.7 million and the exercise of stock options in the amount of $7,000, offset by the January 2010 repayment notes payable of $9.0 million.

Our cash position as of September 30, 2010 was $3.0 million.  On January 31, 2010, we repaid all outstanding convertible notes payable in the principal amount of $9.0 million.  In April 2010, we raised $10.0 million in senior secured debt, net of $0.3 million in fees (refer to Note 9 to the consolidated financial statements).  Our senior secured debt agreement includes certain restrictive financial covenants that the Company was not in compliance with during the month of September 2010; thereafter the Company has received certain waivers and has since been in compliance with its amended covenants (see discussion in Note 9 to the consolidated financial statements).  In July 2010, in connection with the DeWind asset sale (refer to Note 2 to the consolidated financial statements), the Company received $836,000 of the escrowed cash, which was used to pay a vendor claim, leaving $16.4 million remaining in escrow.  We believe our current cash position, future capital raises, expected cash flows from revenue orders, potential recovery of additional escrowed cash, and value of “in-the-money” options and warrants will be sufficient to fund our operations for the twelve months ending September 30, 2011 on a consolidated basis.  Due to the sale of substantially all of the DeWind business, recorded as discontinued operations, the cash requirements of the Company have decreased as a result of significantly lower cash operating expenses and the elimination of inventory purchases for costly wind turbine parts.  As CTC Cable has sufficient production capacity in its existing plant to achieve profitability, it is not expected that significant capital expenditures will be required to expand production, as seen in prior years.  CTC Cable has also significantly reduced its reliance on one customer as compared to prior fiscal years, which has lowered its customer concentration risk.  Additionally, as needed, we intend to continue the practice of issuing stock, debt, or other financial instruments for cash or for payment of services or debt extinguishment until our cash flows from the sales of our primary products is sufficient to fully provide for cash used in operations or if we believe such a financing event would be a sound business strategy. The above discussion notwithstanding, the Company has received a report from its independent auditors for the year ended September 30, 2010 that includes an explanatory paragraph describing the uncertainty as to the Company's ability to continue as a going concern. Our consolidated financial statements contemplate the ability to continue as such and do not include any adjustments that might result from this uncertainty. The Company has conservatively estimated, assuming no additional net cash receipts are generated from the escrowed cash and, if needed, we do not close a financing transaction that provides adequate cashflow, that our ability to continue operations after March 2011 is uncertain (refer to “Going Concern” in Note 1 to the consolidated financial statements).

Year Ended September 30, 2009

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

Year Ended September 30, 2008

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

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2010, we have no off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations (including interest expense) and commitments as of September 30, 2010:

		Due in		In excess of
	Total	Year 1	In Years 2-3	3 Years
(In Thousands)
Warranty Provisions (A)	$524	$306	$218	$—
Debt Obligations (B)	$11,845	$11,197	$648	$—
Operating Lease Obligations (C)	$2,428	$963	$1,465	$—

(A) Warranty provisions are discussed in Note 8 to the consolidated financial statements.

(B) Senior secured loan due April 2012 and the related estimated monthly interest-only payments (see Note 9 to the consolidated financial statements).

(C) Includes two operating facilities leases and various office equipment leases (see “Leases” in Note 13 to the consolidated financial statements).

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

Revenue Recognition

Revenues are recognized based on guidance provided by the Securities and Exchange Commission (SEC). Accordingly, our general revenue recognition policy is to recognize revenue when there is persuasive evidence of an arrangement, the sales price is fixed or determinable, collection of the related receivable is reasonably assured, and delivery has occurred or services have been rendered.  Revenues recorded are shown net of any sales discounts or similar sales incentives provided to our customers.

The Company derives, or seeks to derive, revenues from product revenue sales of composite core, stranded composite core, core and stranded core hardware, and other electric utility related products.

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

CTC Cable sales in each of the three years ended September 30, 2010, 2009, and 2008 consisted of stranded ACCC® conductor and ACCC® hardware sold to end-user utilities and sales of ACCC® core and ACCC® hardware to our stranding manufacturers.  All ACCC® product related sales were recognized upon delivery of product and transfer of title.  For ACCC® conductor product sales made directly by us and not through a manufacturer or distributor, through a third-party insurance company, we provide the option to purchase an extended warranty for periods up to five, seven or ten years. We allocate a portion of sales proceeds to the estimated fair value of the cost to provide such a warranty.  To date, most of our ACCC® related product sales have been without extended warranty coverage.  Additionally, all ACCC® conductor is sold to our end-user customers with a standard three-year product warranty. The Company purchases a three-year term product warranty liability insurance policy for all ACCC® conductor sold directly by the Company to mitigate any product warranty liability risk.  Revenues from ACCC® conductor sold directly to end-user customers are recorded net of the cost of the three-year term insurance policy.

CONSULTING REVENUE. Consulting revenues are generally recognized as the consulting services are provided. We have entered into service contract agreements with electric utility and utility services companies that generally require us to provide engineering or design services, often in conjunction with current or future product sales. In return, we receive engineering service fees payable in cash.  In each of the three years ended September 30, 2010, 2009 and 2008 we recognized no consulting revenues.

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

Warranty Provisions

Warranty provisions consist of the insured costs and liabilities associated with any post-sales associated with our ACCC® conductor and related hardware parts.  Warranties related to our ACCC® products relate to conductor and hardware sold directly by us to the end-user customer.  We mitigate our loss exposure through the use of third-party warranty insurance.  Warranty related liabilities for time periods in excess of one year are classified as non-current liabilities.

Our ACCC® conductor is sold to our end-user customers with a standard three-year product warranty. The Company purchases a three-year term product warranty liability insurance policy for all ACCC® conductor sold directly by the Company to mitigate any product warranty liability risk.  All customers have the option to extend this warranty for to up to ten years upon customer payment of additional insurance premiums.  The insurance policy covers materials costs and labor costs to replace the ACCC® conductor in the event of a product warranty claim caused by a product defect.  As such, the purchase of the initial three-year insurance policy covers significantly all product warranty liability for which the Company may be exposed under its standard three-year product warranty.  To date, the Company has had no product warranty claims.

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

The key estimates we use that rely upon management judgment include:

-
the estimates pertaining to the likelihood of our accounts receivable collectability. These estimates primarily rely upon past payment history for each customer and management’s judgment on the likelihood of future payments based on the current business condition of each customer and the general business environment.

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

The values of the financial instruments are estimated using the Black-Scholes option-pricing model. Key assumptions used to value options and warrants granted, issued or repriced are as follows:

	Years Ended September 30,
	2010	2009	2008
Risk Free Rate of Return	0.82%-2.60%	0.50%-2.69%	1.61%-4.29%
Volatility	95%-108%	75%-116%	66%-88%
Dividend Yield	0%	0%	0%
Expected Life	2-5 yrs	.5-5 yrs	.3-5 yrs

Derivative Liabilities and Change in Accounting Principle

Currently, our derivative liabilities include fair value based warrant liabilities pursuant to US GAAP applied to the terms of the underlying agreements. The Company has issued warrants to purchase common shares of the Company as additional incentive for investors who purchase unregistered, restricted common stock, certain debt obligations or convertible debentures. The fair value of certain warrants issued and debt conversion features in conjunction with financing events are recorded as a discount for debt issuances. Certain warrant agreements and debt conversion arrangements include provisions that require us to record them as a liability, at fair value, pursuant to Financial Accounting Standards Board (FASB) accounting rules, including certain provisions designed to protect a holder’s position from being diluted. The derivative liabilities are marked-to-market each reporting period and changes in fair value are recorded as a non-operating gain or loss in our consolidated statements of operations, until they are completely settled or expire. The fair value of the warrants and debt conversion features are determined each reporting period using the Black-Scholes valuation model, using inputs and assumptions consistent with those used in our estimate of fair value of employee stock options, except that the remaining contractual life is used.  Such fair value is affected by changes in inputs to that model including our stock price, expected stock price volatility, interest rates and expected term.

Refer to “Fair Value Measurements” in Note 1 to the consolidated financial statements for additional derivative liabilities disclosures.

For the year ended September 30, 2010 we recognized a gain of $1,767,000 related to the revaluation of our derivative liabilities.  The 2010 revaluation gain resulted mainly from the decrease in our stock price from the prior year and from expired arrangements during the year.

In connection with the warrants issued to investors as discussed above, the Company has issued warrants to compensate for financing fees and other service fees incurred.  Such compensatory warrants are recorded at fair value in the same manner as non-compensatory warrants, however, the recognized expense is offset to additional paid-in-capital.  Such warrants are considered equity transactions in accordance with US GAAP.  Additionally, warrants issued without anti-dilution provisions are generally considered equity transactions in accordance with US GAAP. All of our outstanding warrants including those subject to liability accounting treatment are further discussed in Note 10 to the consolidated financial statements.

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

US GAAP requires that equity instruments issued to non-employees in exchange for services be valued at the more accurate of the fair value of the services provided, or the fair value of the equity instruments issued. For equity instruments issued that are subject to a required service period, the expense associated with the equity instruments is recorded as the instruments vest or the services are provided. The Company has granted options and warrants to non-employees and recorded the fair value of these equity instruments on the date of issuance using the Black-Scholes valuation model, for options and warrants not subject to vesting terms. For non-employee option and warrant grants subject to vesting terms, vested shares are recorded at fair value using the Black-Scholes valuation model and the associated expense is recorded simultaneously or as the services are provided. The Company has granted stock to non-employees for services and values the stock at the more reliable of the market value on the date of issuance or the value of the services provided. For issued grants subject to vesting or service requirements, expenses are deferred and recognized over the more appropriate of the vesting period, or as services are provided.

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

Additional information about share-based compensation is disclosed in Note 11 to the consolidated financial statements.

Convertible Debt

Convertible debt is accounted for under specific guidelines established in US GAAP. The Company records a beneficial conversion feature (BCF) related to the issuance of convertible debt that have conversion features at fixed or adjustable rates that are in-the-money when issued and records the fair value of warrants issued with those instruments. The BCF for the convertible instruments is recognized and measured by allocating a portion of the proceeds to warrants and as a reduction to the carrying amount of the convertible instrument equal to the intrinsic value of the conversion features, both of which are credited to paid-in-capital or liabilities as appropriate. The Company calculates the fair value of warrants issued with the convertible instruments using the Black-Scholes valuation method, using the same assumptions used for valuing employee options, except that the contractual life of the warrant is used. Upon each issuance, the Company evaluates the variable conversion features and determines the appropriate accounting treatment as either equity or liability, in accordance with US GAAP. The Company first allocates the value of the proceeds received to the convertible instrument and any other detachable instruments (such as detachable warrants) on a relative fair value basis and then determines the amount of any BCF based on effective conversion price to measure the intrinsic value, if any, of the embedded conversion option. Using the effective yield method, the allocated fair value is recorded as a debt discount or premium and is amortized over the expected term of the convertible debt to interest expense. For a conversion price change of a convertible debt issue, the additional intrinsic value of the debt conversion feature, calculated as the number of additional shares issuable due to a conversion price change multiplied by the previous conversion price, is recorded as additional debt discount and amortized over the remaining life of the debt.  As of September 30, 2010 we had no convertible debt outstanding.

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

RECENT ACCOUNTING PROUNOUNCEMENTS

Refer to Note 1 to the consolidated financial statements.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk relates primarily to our cash balances and the effect that changes in interest rates have on the interest earned on that portfolio.  Our current debt obligations bear a fixed rate of interest.

As of September 30, 2010 we did not hold any derivative financial instruments for speculative or trading purposes. The primary objective of our investment activities is the preservation of principal while maximizing investment income and minimizing risk. As of September 30, 2010, we had $3.0 million in cash and cash equivalents including short-term investments purchased with original maturities of three months or less. Due to the short duration of these financial instruments, we do not expect that a change in interest rates would result in any material loss to our investment portfolio.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Composite Technology Corporation and Subsidiaries
Irvine, California

We have audited the accompanying consolidated balance sheets of Composite Technology Corporation and Subsidiaries (collectively, the “Company”) as of September 30, 2010 and 2009, and the related consolidated statements of operations and comprehensive loss,  shareholders' deficit, and cash flows for each of the three years in the period ended September 30, 2010. Our audits also included the financial statement schedules of the Company listed in Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2010, and 2009, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of September 30, 2010, based on criteria established in Internal Control —Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our report dated December 14, 2010 expressed an opinion that the Company had not maintained effective internal control over financial reporting as of September 30, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations. This raises substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 1 to the financial statements, the Company changed its method of depreciation related to certain production machinery and equipment in the year ended September 30, 2010.
As discussed in Note 1 to the financial statements, the Company has changed its method of accounting for financial instruments (or embedded features) indexed to an entity’s own stock in the year ended September 30, 2010 due to the adoption of ASC 815-40.

/s/SINGERLEWAK LLP

SingerLewak LLP

Irvine, California
December 14, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Composite Technology Corporation and Subsidiaries
Irvine, California

We have audited Composite Technology Corporation's internal control over financial reporting as of September 30, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Composite Technology Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

As of September 30, 2010, the Company lacked an effective internal control environment.  Material misstatements may result from the lack of controls and material weaknesses found in the following transaction cycles:

•	Inventory costing and management process over on-hand inventory and inventory on consignment
•	Information technology controls and related systems
•	Financial control and reporting

These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2010 financial statements, and this report does not affect our report dated December 14, 2010 on those consolidated financial statements and financial statement schedules.

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of September 30, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of September 30, 2010 and 2009, and the consolidated statements of operations and comprehensive loss, shareholders’ deficit and cash flows for each of the three years in the period ended September 30, 2010, and our report dated December 14, 2010   expressed an unqualified opinion and included an emphasis paragraph regarding the Company’s ability to continue as a going concern, as described in Note 1 to the consolidated financial statements and includes explanatory paragraphs relating to changes in the method of accounting for depreciation on certain production equipment and for the adoption of ASC 815-40.

/s/SINGERLEWAK LLP

SingerLewak LLP

Irvine, California
December 14, 2010

COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PAR VALUE AND SHARE AMOUNTS)

	September 30,
	2010	2009
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$2,998	$23,968
Restricted Cash, Current Portion (Note 2)	11,689	5,500
Accounts Receivable, net of reserve of $217 and $81	2,339	1,732
Inventory, net of reserve of $1,255 and $923	3,557	4,378
Prepaid Expenses and Other Current Assets	1,111	959
Current Assets of Discontinued Operations (Note 2)	2,220	2,522
Total Current Assets	23,914	39,059

Property and Equipment, net of accumulated depreciation of $2,721 and $3,766	2,936	3,214
Restricted Cash, Non-Current (Note 2)	4,667	11,675
Other Assets	778	891
TOTAL ASSETS	$32,295	$54,839

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts Payable and Other Accrued Liabilities	$6,012	$7,217
Deferred Revenue and Customer Advances	1,386	16
Warranty Provision	306	258
Derivative Liabilities – Current (Note 1)	2	—
Loan and Notes Payable – Current, net of discount of $919 and $315	9,081	8,723
Current Liabilities of Discontinued Operations (Note 2)	38,507	43,469
Total Current Liabilities	55,294	59,683

LONG-TERM LIABILITIES
Long-Term Portion of Deferred Revenue	514	561
Long-Term Portion of Warranty Provision	218	306
Derivative Liabilities – Long-Term (Note 1)	1,295	—
Non-Current Liabilities of Discontinued Operations (Note 2)	—	1,120
Total Long-Term Liabilities	2,027	1,987
Total Liabilities	57,321	61,670

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)
Common Stock, $.001 par value; 600,000,000 shares authorized; 288,269,660 and 288,088,370 issued and outstanding, respectively	288	288
Additional Paid in Capital	252,215	259,755
Accumulated Deficit	(277,530)	(266,874)
Accumulated Other Comprehensive Income	1	—
Total Shareholders’ (Deficit)	(25,026)	(6,831)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$32,295	$54,839

The accompanying notes are an integral part of these financial statements.

COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)

	For the Years Ended September 30,
	2010	2009	2008

Revenue	$10,842	$19,602	$32,715

Cost of Revenue	8,842	14,285	21,129
Gross Profit	2,000	5,317	11,586

OPERATING EXPENSES
Officer Compensation	2,449	3,225	2,129
General and Administrative	12,180	9,913	7,141
Research and Development	2,226	2,703	4,519
Sales and Marketing	5,022	5,598	3,485
Depreciation and Amortization	383	368	339
Total Operating Expenses	22,260	21,807	17,613
LOSS FROM OPERATIONS	(20,260)	(16,490)	(6,027)

OTHER INCOME / (EXPENSE)
Interest Expense	(2,149)	(2,961)	(3,844)
Interest Income	29	26	270
Other Income / (Expense)	(196)	(1)	74
Change in Fair Value of Derivative Liabilities (Note 1)	1,767	—	—
Expense Related to Modification of Warrants due to Anti-Dilution Events	—	(7)	(553)
Total Other Expense	(549)	(2,943)	(4,053)

Loss from Continuing Operations before Income Taxes	(20,809)	(19,433)	(10,080)
Income Tax Expense	14	5	3
NET LOSS FROM CONTINUING OPERATIONS	(20,823)	(19,438)	(10,083)

Income (Loss) from Discontinued Operations, net of tax of $1, $0 and $21, respectively (including impairment charges of $23,369 and Loss on Sale of $ 1,357 in 2009) (Note 2)	1,056	(54,313)	(43,430)
NET LOSS	(19,767)	(73,751)	(53,513)
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign Currency Translation Adjustment:
Unrealized Holding Gain (Loss) Arising During Period	1	(431)	574
Less: Reclassification Adjustment for Losses Included in Net Loss	—	361	—
Other Comprehensive Income (Loss), net of tax of $0, $0 and $0, respectively	1	(70)	574
COMPREHENSIVE LOSS	$(19,766)	$(73,821)	$(52,939)

BASIC AND DILUTED LOSS PER SHARE
Loss per share from continuing operations	$(0.07)	$(0.07)	$(0.04)
Income (loss) per share from discontinued operations	$—	$(0.19)	$(0.18)
TOTAL BASIC AND DILUTED LOSS PER SHARE	$(0.07)	$(0.26)	$(0.22)
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING	288,218,524	287,990,562	243,369,110

 The accompanying notes are an integral part of these financial statements.

COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT) FOR
THE YEARS ENDED SEPTEMBER 30, 2010, 2009 and 2008

(In Thousands Except	Common Stock		Additional	Accumulated Other Comprehensive	Accumulated
For Share Amounts)	Shares	Amount	paid-in capital	Income (Loss)	deficit	Total

Balance at September 30, 2007	221,308,350	$221	$189,605	$(504)	$(139,610)	$49,712
Issuance of Common Stock for:
Cash pursuant to PIPE placement	58,787,877	59	49,941	—	—	50,000
Cash pursuant to warrant exercises	4,129,139	4	4,453	—	—	4,457
Cash pursuant to option exercises	490,000	1	196	—	—	197
Conversion of Convertible Debt	3,073,004	3	3,132	—	—	3,135
Fair value of Services provided	200,000	—	208	—	—	208
Offering Costs paid in Cash	—	—	(91)	—	—	(91)
Issuance of Warrants for:
Services	—	—	127	—	—	127
Anti-dilutive effect of stock issuance	—	—	138	—	—	138
$5 million Debt Financing	—	—	1,045	—	—	1,045
Warrant modifications due to anti-dilutive events	—	—	415	—	—	415
Additional conversion feature – anti-dilutive event	—	—	302	—	—	302
Share-Based Compensation	—	—	2,974	—	—	2,974
Other Comprehensive Income	—	—	—	574	—	574
Net Loss	—	—	—	—	(53,513)	(53,513)
Balance at September 30, 2008	287,988,370	$288	$252,445	$70	$(193,123)	$59,680

Issuance of Common Stock for:
Cash pursuant to option exercises	100,000	—	35	—	—	35
Issuance of Warrants for:
$5 million Debt Financing	—	—	726	—	—	726
Warrant modifications due to anti-dilutive events	—	—	9	—	—	9
Warrant modification due to repricing	—	—	22	—	—	22
Additional conversion feature – anti-dilutive event	—	—	27	—	—	27
Share-Based Compensation	—	—	6,491	—	—	6,491
Other Comprehensive Loss	—	—	—	(70)	—	(70)
Net Loss	—	—	—	—	(73,751)	(73,751)
Balance at September 30, 2009	288,088,370	$288	$259,755	$—	$(266,874)	$(6,831)

Cumulative Effect of a Change in Accounting Principal (Note 1)	—	—	(10,514)	—	9,111	(1,403)
Balance at October 1, 2009	288,088,370	$288	$249,241	$—	$(257,763)	$(8,234)

Issuance of Common Stock for:
Cash pursuant to option exercises	20,000	—	7	—	—	7
Services – stock award	161,290	—	45	—	—	45
Issuance of Warrants for:
Services	—	—	97	—	—	97
Settlement of legal claim	—	—	57	—	—	57
Share-Based Compensation	—	—	2,768	—	—	2,768
Other Comprehensive Income	—	—	—	1	—	1
Net Loss	—	—	—	—	(19,767)	(19,767)
Balance at September 30, 2010	288,269,660	$288	$252,215	$1	$(277,530)	$(25,026)

The accompanying notes are an integral part of these financial statements.

COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	For the Years Ended September 30,
	2010	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(19,767)	$(73,751)	$(53,513)
Adjustments to reconcile net loss to net cash used in operating activities:
(Income) loss from discontinued operations (Note 2)	(1,056)	54,313	43,430
Interest and deferred finance charge amortization related to detachable warrants and fixed conversion features	1,244	1,827	2,824
Depreciation and amortization	698	1,011	776
Share-based compensation	2,679	4,707	2,655
Amortization of prepaid expenses paid in stock/warrants	219	328	524
Issuance of warrants for services	—	22	127
Issuance of warrants for settlement	57	—	—
Issuance of common stock for services	45	—	208
Expense related to modification of stock warrants	—	7	553
Change in fair value of derivative liabilities	(1,767)	—	—
Bad debt expense	32	81	—
Inventory reserve expense	935	223	602
Inventory obsolescence charges	448	—	554
Gain on sale of fixed assets	—	—	(75)
Foreign currency exchange	(136)	—	—
Changes in Assets / Liabilities:
Accounts receivable	(769)	2,671	(3,285)
Inventory	(562)	1,448	(1,044)
Prepaids and other current assets	(158)	(68)	(441)
Other assets	292	(231)	(297)
Accounts payable and other accruals	(1,075)	2,425	460
Deferred revenue	1,323	(1,240)	(517)
Accrued warranty provision	(40)	344	220
Net assets/liabilities of discontinued operations	(4,634)	(20,423)	(46,125)
Cash used in operating activities – continuing operations	$(21,992)	$(26,306)	$(52,364)
Cash provided by (used in) operating activities – discontinued operations	—	(3,968)	1,944
Net cash used in operating activities	$(21,992)	$(30,274)	$(50,420)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of fixed assets	$—	$—	$110
Purchase of property and equipment	(420)	(795)	(1,959)
Restricted Cash	819	(16,482)	(693)
Proceeds from sale of DeWind (including $17,175 held in escrow) (Note 2)	—	49,500	—
Cash provided by (used in) investing activities – continuing operations	$399	$32,223	$(2,542)
Cash used for investing activities – discontinued operations	—	(806)	(1,064)
Net cash provided by (used in) investing activities	$399	$31,417	$(3,606)

The accompanying notes are an integral part of these financial statements.

COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(CONTINUED)

	For the Years Ended September 30,
	2010	2009	2008

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock (net of issuing costs of $0, $0 and $91)	$—	$—	$49,910
Proceeds from senior secured debt agreements (net of fees of $347, $295 and $0)	9,653	4,705	2,500
Payments on capital leased assets	—	—	(109)
Proceeds from exercise of warrants	—	—	4,457
Proceeds from exercise of options	7	35	196
Repayments of notes payable, debt and factoring arrangements	(9,037)	(5,000)	(2,500)
Cash provided by (used in) financing activities	$623	$(260)	$54,454
Total net increase (decrease) in cash and cash equivalents	$(20,970)	$883	$428
Total cash and cash equivalents at beginning of period	$23,968	$23,085	$22,657
Total cash and cash equivalents at end of period	$2,998	$23,968	$23,085

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
INTEREST PAID	$1,032	$847	$1,160
INCOME TAXES PAID	$14	$5	$11

The accompanying notes are an integral part of these financial statements

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITES:

During the fiscal year ended September 30, 2010, the Company:

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

Issued 10,000,000 warrants (5 million at an exercise price of $0.29 per share and 5 million at an exercise price of $1.00 per share) for an aggregate value of $1,494,000 in connection with the April 2010 debt financing transaction.  The Company recorded $1,488,000 (net of $6,000 in cash consideration) as a debt discount.  See Note 9.

Reported a non-cash transfer between accounts receivable and accounts payable in the amount of $130,000.

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
FOR THE YEARS ENDED SEPTEMBER 30, 2010, 2009, AND 2008

NOTE 1 – ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Composite Technology Corporation (the “Company”), originally incorporated in Florida and reincorporated in Nevada, is an Irvine, CA based company that has operated in two segments, CTC Cable “Cable” and DeWind.  As discussed below, in September 2009, the Company sold substantially all of its Wind segment, which sold wind turbines under the brand name DeWind. The Cable segment sells high efficiency patented composite core electricity conductors known as "ACCC® conductor" for use in electric transmission and distribution lines.  ACCC® conductor is sold in North America directly by CTC Cable to utilities.  ACCC® conductor is sold elsewhere in the world directly to utilities as well as through license and distribution agreements or other agreements with Lamifil in Belgium, Midal Cable in Bahrain, Far East Composite Cable Co. in China, and through two Indonesian companies, PT KMI Wire and Cable and PT Tranka Kabel, and now through Alcan Cable in the U.S. and Canada, IMSA in Argentina and Centelsa in Colombia.  ACCC® conductor has been sold commercially since 2005 and is currently marketed worldwide to electrical utilities, transmission companies and transmission design/engineering firms.

BASIS OF PRESENTATION AND PRINCIPALS OF CONSOLIDATION

The accompanying Consolidated Financial Statements have been prepared on a going concern basis as discussed below.

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

GOING CONCERN

The Company has received a report from its independent auditors for the year ended September 30, 2010 that includes an explanatory paragraph describing the uncertainty as to the Company's ability to continue as a going concern. These consolidated financial statements contemplate the ability to continue as such and do not include any adjustments that might result from this uncertainty.

During the year ended September 30, 2010, the Company incurred a net loss of $19,767,000 and had negative cash flows from operating activities – continuing operations of $17,358,000. In addition, the Company had an accumulated deficit of $277,530,000 at September 30, 2010. The Company's ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time.

Our principal sources of working capital have been private debt issuances and historically, the Company has issued registered stock and unregistered, restricted stock, stock options, and warrants in settlement of both operational and non-operational related liabilities and as a source of funds.

Since inception through September 30, 2010, our Cable products business has generated revenue of approximately $83 million in ACCC® conductor products. We will require a significant increase in customer orders at sufficient profit margin levels to cover our expenses and generate sufficient cash flows from operations.  Currently, for fiscal 2011 we have $5.9 million in firm backlog for delivery through the end of the March 2011 quarter.

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

We believe our cash position as of September 30, 2010 of $3.0 million, current restricted cash held in escrow of $11.7 million, cash flows generated from our net accounts receivable balance of $2.3 million and expected cash flows from revenue orders may not be sufficient to fund operations for the next four calendar quarters.  We anticipate that additional cash will be needed to fund operations beyond March 2011, absent a large cash deposit for a future order, and to the extent required, the Company intends to continue the practice of issuing stock, debt or other financial instruments for cash or for payment of services until our cash flows from the sales of our primary products are sufficient to provide cash from operations or if we believe such a financing event would be a sound business strategy.

DISCONTINUED OPERATIONS AND SALE OF DEWIND

On September 4, 2009, our DeWind subsidiary sold substantially all of its existing operating assets including all inventories, receivables, fixed assets, wind farm project assets and intangible assets including all intellectual property and transferred substantially all operating liabilities including supply chain and operating expense accounts payables and accrued liabilities, warranty related liabilities for U.S. turbine installations, and deferred revenues.  All of the remaining assets and liabilities of DeWind have been classified as net assets/liabilities of discontinued operations.  All operations of our former DeWind segment have been reported as discontinued operations. See discussion at Note 2, including the accounting policies applicable to our discontinued operations.

REVENUE RECOGNITION

Revenues are recognized based on guidance provided by the Securities and Exchange Commission (SEC). Accordingly, our general revenue recognition policy is to recognize revenue when there is persuasive evidence of an arrangement, the sales price is fixed or determinable, collection of the related receivable is reasonably assured, and delivery has occurred or services have been rendered.  Revenues recorded are shown net of any sales discounts or similar sales incentives provided to our customers.

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

CTC Cable sales in each of the three years ended September 30, 2010 consisted of stranded ACCC® conductor and ACCC® hardware sold to end-user utilities and sales of ACCC® core and ACCC® hardware to our stranding manufacturers.  All ACCC® product related sales were recognized upon delivery of product and transfer of title.  For ACCC® conductor product sales made directly by us and not through a manufacturer or distributor, through a third-party insurance company, we provide the option to purchase an extended warranty for periods up to five, seven or ten years. We allocate a portion of sales proceeds to the estimated fair value of the cost to provide such a warranty.  To date, most of our ACCC® related product sales have been without extended warranty coverage.  Additionally, all ACCC® conductor is sold to our end-user customers with a standard three-year product warranty. The Company purchases a three-year term product warranty liability insurance policy for all ACCC® conductor sold directly by the Company to mitigate any product warranty liability risk.  Revenues from ACCC® conductor sold directly to end-user customers are recorded net of the cost of the three-year term insurance policy.

CONSULTING REVENUE. Consulting revenues are generally recognized as the consulting services are provided. We have entered into service contract agreements with electric utility and utility services companies that generally require us to provide engineering or design services, often in conjunction with current or future product sales. In return, we receive engineering service fees payable in cash.  In each of the three years ended September 30, 2010, we recognized no consulting revenues.

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

WARRANTY PROVISIONS

Warranty provisions consist of the insured costs and liabilities associated with any post-sales associated with our ACCC® conductor and related hardware parts.  Warranties related to our ACCC® products relate to conductor and hardware sold directly by us to the end-user customer.  We mitigate our loss exposure through the use of third-party warranty insurance.  Warranty related liabilities for time periods in excess of one year are classified as non-current liabilities.

Our ACCC® conductor is sold to our end-user customers with a standard three-year product warranty. The Company purchases a three-year term product warranty liability insurance policy for all ACCC® conductor sold directly by the Company to mitigate any product warranty liability risk.  All customers have the option to extend this warranty for to up to ten years upon customer payment of additional insurance premiums.  The insurance policy covers materials costs and labor costs to replace the ACCC® conductor in the event of a product warranty claim caused by a product defect.  As such, the purchase of the initial three-year insurance policy covers significantly all product warranty liability for which the Company may be exposed under its standard three-year product warranty.  To date, the Company has had no product warranty claims.

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

Our key estimates we use that rely upon management judgment include:

-
the estimates pertaining to the likelihood of our accounts receivable collectability. These estimates primarily rely upon past payment history for each customer and management’s judgment on the likelihood of future payments based on the current business condition of each customer and the general business environment.

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

The values of the financial instruments are estimated using the Black-Scholes option-pricing model. Key assumptions used to value options and warrants granted, issued or repriced are as follows:

	Years Ended September 30,
	2010	2009	2008
Risk Free Rate of Return	0.82%-2.60%	0.50%-2.69%	1.61%-4.29%
Volatility	95%-108%	75%-116%	66%-88%
Dividend Yield	0%	0%	0%
Expected Life	2-5 yrs	.5-5 yrs	.3-5 yrs

Derivative Liabilities and Change in Accounting Principle

Currently, our derivative liabilities include fair value based warrant liabilities pursuant to US GAAP applied to the terms of the underlying agreements. The Company has issued warrants to purchase common shares of the Company as additional incentive for investors who purchase unregistered, restricted common stock, certain debt obligations or convertible debentures. The fair value of certain warrants issued and debt conversion features in conjunction with financing events are recorded as a discount for debt issuances. Certain warrant agreements and debt conversion arrangements include provisions that require us to record them as a liability, at fair value, pursuant to Financial Accounting Standards Board (FASB) accounting rules, including certain provisions designed to protect a holder’s position from being diluted. The derivative liabilities are marked-to-market each reporting period and changes in fair value are recorded as a non-operating gain or loss in our consolidated statements of operations, until they are completely settled or expire. The fair value of the warrants and debt conversion features are determined each reporting period using the Black-Scholes valuation model, using inputs and assumptions consistent with those used in our estimate of fair value of employee stock options, except that the remaining contractual life is used.  Such fair value is affected by changes in inputs to that model including our stock price, expected stock price volatility, interest rates and expected term.

Refer to “Fair Value Measurements” in Note 1 for additional derivative liabilities disclosures.

For the year ended September 30, 2010 we recognized a gain of $1,767,000 related to the revaluation of our derivative liabilities.  The 2010 revaluation gain resulted mainly from the decrease in our stock price from the prior year and from expired arrangements during the year.

In connection with the warrants issued to investors as discussed above, the Company has issued warrants to compensate for financing fees and other service fees incurred.  Such compensatory warrants are recorded at fair value in the same manner as non-compensatory warrants, however, the recognized expense is offset to additional paid-in-capital.  Such warrants are considered equity transactions in accordance with US GAAP.  Additionally, warrants issued without anti-dilution provisions are generally considered equity transactions in accordance with US GAAP. All of our outstanding warrants including those subject to liability accounting treatment are further discussed in Note 10.

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

(In Thousands)	October 1, 2009
Accumulated Deficit	$(266,874)
Cumulative Effect of the Change (A)	9,111
Accumulated Deficit, as adjusted	$(257,763)

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

US GAAP requires that equity instruments issued to non-employees in exchange for services be valued at the more accurate of the fair value of the services provided, or the fair value of the equity instruments issued. For equity instruments issued that are subject to a required service period, the expense associated with the equity instruments is recorded as the instruments vest or the services are provided. The Company has granted options and warrants to non-employees and recorded the fair value of these equity instruments on the date of issuance using the Black-Scholes valuation model, for options and warrants not subject to vesting terms. For non-employee option and warrant grants subject to vesting terms, vested shares are recorded at fair value using the Black-Scholes valuation model and the associated expense is recorded simultaneously or as the services are provided. The Company has granted stock to non-employees for services and values the stock at the more reliable of the market value on the date of issuance or the value of the services provided. For issued grants subject to vesting or service requirements, expenses are deferred and recognized over the more appropriate of the vesting period, or as services are provided.

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

Additional information about share-based compensation is disclosed in Note 11.

Convertible Debt

Convertible debt is accounted for under specific guidelines established in US GAAP. The Company records a beneficial conversion feature (BCF) related to the issuance of convertible debt that have conversion features at fixed or adjustable rates that are in-the-money when issued and records the fair value of warrants issued with those instruments. The BCF for the convertible instruments is recognized and measured by allocating a portion of the proceeds to warrants and as a reduction to the carrying amount of the convertible instrument equal to the intrinsic value of the conversion features, both of which are credited to paid-in-capital or liabilities as appropriate. The Company calculates the fair value of warrants issued with the convertible instruments using the Black-Scholes valuation method, using the same assumptions used for valuing employee options, except that the contractual life of the warrant is used. Upon each issuance, the Company evaluates the variable conversion features and determines the appropriate accounting treatment as either equity or liability, in accordance with US GAAP. The Company first allocates the value of the proceeds received to the convertible instrument and any other detachable instruments (such as detachable warrants) on a relative fair value basis and then determines the amount of any BCF based on effective conversion price to measure the intrinsic value, if any, of the embedded conversion option. Using the effective yield method, the allocated fair value is recorded as a debt discount or premium and is amortized over the expected term of the convertible debt to interest expense. For a conversion price change of a convertible debt issue, the additional intrinsic value of the debt conversion feature, calculated as the number of additional shares issuable due to a conversion price change multiplied by the previous conversion price, is recorded as additional debt discount and amortized over the remaining life of the debt.  As of September 30, 2010 we had no convertible debt outstanding.

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

RESTRICTED CASH

The Company considers cash to be restricted cash if it is cash on deposit under control of the Company that secures standby letters of credit and other payment guarantees for certain vendors, as well as cash held in jointly controlled escrow accounts. As of September 30, 2010 and September 30, 2009, restricted cash consisted of cash held in escrow in connection with the sale of DeWind as discussed in Note 2, amounting to $16,356,000 and $17,175,000, respectively.  In July 2010, the Company received $836,000 of the escrowed cash (see Note 2).  During the year ended September 30, 2010, we reported an additional $17,000 from interest income, in accordance with the escrow agreement.

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

The Company had four customers representing 83% of the gross receivable balance and two customers representing 85% of the gross receivable balance as of September 30, 2010 and 2009, respectively. The Company and its wholly owned subsidiaries maintain allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Management reviews delinquent accounts at least quarterly, to identify potential doubtful accounts, and together with customer follow-up estimates the amounts of potential losses.

For the year ended September 30, 2010, six customers represented 82% of revenue.  For the year ended September 30, 2009, three customers represented 78% of revenue.  For the year ended September 30, 2008, two customers represented 96% of revenue.

INVENTORIES

Inventories consist of our wrapped and unwrapped manufactured composite core and related hardware products and raw materials used in the production of those products. Inventories are valued at the lower of cost or market under the FIFO method. Cable products manufactured internally are valued at standard cost which approximates replacement cost.  Payments made to third party vendors in advance of material deliveries are reported as a separate balance sheet line item, as applicable.  Costs for product sold are recorded to cost of goods sold as the expenses are incurred.

PROPERTY AND EQUIPMENT

Property is stated at the lower of cost or realizable value, net of accumulated depreciation. Additions and improvements to property and equipment are capitalized at cost. Designated project costs are capitalized to construction-in-progress as incurred. Depreciation of production equipment is computed using the units-of-production method based on estimated useful lives of specific production machinery and equipment and the related units estimated to be produced over a period of ten years. Depreciation for all other assets is computed using the straight-line method based on estimated useful lives of the assets which range from three to ten years. Leasehold improvements and leased assets are amortized or depreciated over the lesser of estimated useful lives or lease terms, as appropriate. Property is periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Expenditures for maintenance and repairs are charged to operations as incurred while renewals and betterments are capitalized. Gains or losses on the sale of property and equipment are reflected in the statements of operations.

Change in Accounting Estimate

Effective on October 1, 2009, the Company changed its method of depreciation for production machinery and equipment from the straight-line method to the units-of-production method as described above. This change in depreciation method resulted from the use of new internally developed cost-effective machines that provided improved production rates, provided longer service lives and substantially increased production capacity.  The new production machines actual pattern of consumption of the expected benefits is significantly less than straight-lining over time, therefore the units-of-production method was preferable and appropriate.  In accordance with US GAAP, the Company accounted for this change in accounting estimate prospectively beginning October 1, 2009. For the year ended September 30, 2010, the change in our method of depreciating production machinery and equipment resulted in lowering depreciation expense (included in Cost of Revenue), Net Loss from Continuing Operations and Net Loss by $184,000. For the year ended September 30, 2010, basic and diluted earnings per share from continuing operations and net loss were not affected. See Note 5 for additional information.

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

We did not recognize any impairment charges in the years ended September 30, 2010, 2009 or 2008, except during fiscal 2009 for certain charges reported as discontinued operations in connection with the sale of DeWind (see Note 2).

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

As of September 30, 2010, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis. The fair value of these assets and liabilities was determined using the following inputs:

(In Thousands)
Description	Total	Level 1	Level 2	Level 3
Cash deposits (1)	$66	$66	$—	$—
Restricted cash (Note 2)	16,356	16,356	—	—
Total assets	$16,422	$16,422	$—	$—

Derivative liabilities	$1,297	$—	$—	$1,297

(1)	Short-term certificates of deposit and money market accounts included in cash and cash equivalents in our consolidated balance sheet.

During the year ended September 30, 2010, there were no transfers into or out of Levels 1 and 2.  Financial instruments classified as Level 3 in the fair value hierarchy as of September 30, 2010 include derivative liabilities resulting from recent financing transactions.  In accordance with current accounting rules, the derivative liabilities are being marked-to-market each quarter-end until they are completely settled or expire. The derivative liabilities are valued using the Black-Scholes valuation model, using both observable and unobservable inputs and assumptions consistent with those used in our estimate of fair value of employee stock options. See “Derivative Liabilities” in Note 1.

The following table summarizes our fair value measurements using significant Level 3 inputs, and changes therein, for the year ended September 30, 2010:

(In Thousands)	Level 3 Derivative Liabilities
Balance as of October 1, 2009	$1,570
Transfers into/out of Level 3	—
Initial valuation of derivative liabilities (1)	1,494
Change in fair value of derivative liabilities - expired	(221)
Change in fair value of derivative liabilities - held	(1,546)
Balance as of September 30, 2010	$1,297

(1)
During the year ended September 30, 2010, we issued warrants in connection with a debt financing transaction, which are subject to derivative liability accounting (see Note 10 “Warrants” for additional information).

At September 30, 2009, the Company held no Level 2 or 3 assets or liabilities.  At September 30, 2010 and 2009, the Company held no assets or liabilities that are measured at fair value on a non-recurring basis.

FAIR VALUE INFORMATION ABOUT FINANCIAL INSTRUMENTS

US GAAP regarding fair value disclosures of financial instruments requires disclosure of fair value information about certain financial instruments for which it is practical to estimate that value. The carrying amounts reported in our balance sheet for cash, cash equivalents, restricted cash, accounts receivable and accounts payable approximate fair value due to the short maturity of these financial instruments. The carrying amounts reported for debt obligations approximate fair value due to the effective interest rate of these obligations reflecting the Company’s current borrowing rate. Derivative liabilities are reported at fair value as discussed above. Considerable judgment is required to develop such estimates of fair value. Accordingly, such estimates would not necessarily be indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value.

FOREIGN CURRENCY TRANSLATION

The Company’s primary functional currency is the U.S. dollar. Assets and liabilities of the Company denominated in foreign currencies are translated at the rate of exchange on the balance sheet date. Revenues and expenses are translated using the average exchange rate for the period.

COMPREHENSIVE LOSS

Comprehensive loss includes all changes in shareholders’ equity (deficit) except those resulting from investments by, and distributions to, shareholders. Accordingly, the Company’s Consolidated Statements of Comprehensive Loss include net loss and foreign currency translation adjustments that arise from the translation of foreign currency financial statements into U.S. dollars.  For the years ended September 30, 2010, 2009 and 2008, we reported Other Comprehensive Income (Loss) from continuing operations of $1,000, $(70,000) and $574,000, respectively.

In connection with the sale of DeWind and resulting discontinued operations (see Note 2), our Consolidated Statement of Operations and Comprehensive Loss for the year ended September 30, 2009 included a reclassification adjustment of the accumulated foreign currency translation adjustment losses for DeWind through September 4, 2009 (date of sale), in the amount of $361,000, to recognize the accumulated adjustments as a component of the loss from discontinued operations within net loss. Since inception, other comprehensive income (loss) had been derived from DeWind foreign currency translation adjustments.  For the year ended September 30, 2010, other comprehensive income in the amount of $2,354,000, derived from DeWind foreign currency translation adjustments, has been recognized and included as a component of the Income (Loss) from Discontinued Operations within Net Loss.

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

During the years ended September 30, 2010 and 2009, we recorded start-up expenses in the approximate amount of $169,000 and $160,000, respectively, which are included in general and administrative expenses.  Our start-up activities related to professional fees for organization costs incurred. No start-up expenses were incurred during fiscal 2008.

DEFINED CONTRIBUTION PLAN

The Company maintains a 401(k) plan covering substantially all of its employees who are at least 21 years old with 1,000 hours of service.  Such employees are eligible to contribute a percentage of their annual eligible compensation and receive discretionary Company matching contributions.  Discretionary Company matching contributions are determined by the Board of Directors and may be in the form of cash or Company stock.  To date, the Company has not made any matching contributions in either cash or Company stock. There were no changes to the 401(k) plan during the year ended September 30, 2010.

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

As of September 30, 2010, 2009, and 2008, the deferred tax assets related primarily to the Company's net operating loss carry-forwards are fully reserved. Due to the provisions of Internal Revenue Code Section 382, the Company may not have any net operating loss carry-forwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

The Company will recognize the impact of uncertain tax positions in the consolidated financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position.  To date, we have not recorded any uncertain tax positions.

The Company recognizes potential accrued interest and penalties related to uncertain tax positions in income tax expense, as appropriate. During the years ended September 30, 2010, 2009 and 2008, the Company did not recognize any amount of income tax expense from potential interest and penalties associated with uncertain tax positions.

The Company files consolidated tax returns in the United States Federal jurisdiction, in California and Texas, as well as foreign jurisdictions including Germany, the United Kingdom and for fiscal 2010 in China. The Company is no longer subject to U.S. Federal income tax examinations for fiscal years before 2007, is no longer subject to state and local income tax examinations by tax authorities for fiscal years before 2006, and is no longer subject to foreign examinations before 2001.

During fiscal 2008, the Company’s federal returns were selected for examination by the Internal Revenue Service (IRS) for prior fiscals years ended September 30, 2001 through 2005, all years in which net losses were reported and filed.  The examination has been completed.  During the quarter ended December 31, 2009, the IRS proposed certain preliminary adjustments related to payroll tax returns filed during the period under audit. No adjustments were proposed in connection with our previously filed federal income tax returns.  Based on the preliminary IRS findings, the Company recorded a payroll tax liability in the amount of $1,008,000, which was allocated to General and Administrative Expense ($560,000), Interest Expense ($277,000) and Other Expense from penalties ($171,000), during the three months ended December 31, 2009.  During the quarter ended June 30, 2010, the Company received a final determination of adjustment from the IRS. Accordingly, the Company has begun making payments relating to the assessment arising from the 2001 through 2005 payroll tax audits, which have totaled $329,000 to date.  During the fourth quarter ended September 30, 2010, the IRS provided final adjustments to interest and penalties and a final payment schedule, which resulted in a reduction of our payroll tax liability of $252,000. At September 30, 2010, the remaining payroll tax liability was $427,000, included as a component of Accounts Payable and Accrued Liabilities (see Note 6).

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

The following common stock equivalents were excluded from the calculation of diluted loss per share for the years ended September 30, 2010, 2009, and 2008 since their effect would have been anti-dilutive (assumes all outstanding options and warrants are in-the-money):

	September 30,
	2010	2009	2008
Options for common stock	29,916,600	25,900,964	25,130,521
Warrants for common stock	18,200,000	22,934,649	26,150,817
Convertible Debentures, if converted	—	9,128,566	9,037,280
	48,116,600	57,964,179	60,318,618

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

Significant recent accounting policies adopted or implemented during the year ended September 30, 2010

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

NOTE 2 – DISCONTINUED OPERATIONS AND SALE OF DEWIND

On September 4, 2009, our DeWind subsidiary sold substantially all of its existing operating assets including all inventories, receivables, fixed assets, wind farm project assets and intangible assets including all intellectual property and transferred substantially all operating liabilities including supply chain and operating expense accounts payables and accrued liabilities, warranty related liabilities for U.S. turbine installations and deferred revenues.  All of the remaining assets and liabilities of DeWind have been classified as net assets or liabilities of discontinued operations.  All operations of our former DeWind segment have been reported as discontinued operations.

In August, 2009 the Company completed negotiations with Daewoo Shipbuilding and Marine Engineering (DSME), and signed an Asset Purchase Agreement valued at $49.5 million in cash.  The transaction closed on September 4, 2009 and the Company received approximately $32.3 million in cash paid immediately with $17.2 million in cash escrowed for the benefit of DSME to provide for potential reimbursements of net asset value adjustments, breaches of representations and warranties, and intellectual property claims. The Company paid legal and transaction fees of $3.3 million out of cash proceeds.  Escrow claims presented by DSME are subject to an evaluation process, which requires that DSME submit a written claim against the escrowed funds and which thereby triggering processes for review and dispute by the Company.  Escrowed funds are only released by the escrow agent to the Company or DSME under either i) mutual written instruction by DSME and the Company or ii) scheduled escrowed cash releases to the Company at certain points in time, outlined below, and so long as DSME has not submitted an escrow claim in excess of the scheduled release amount.  All successful escrow claims by DSME would require DSME to either prove damages or show asset values less than those represented at the transaction close. Of this cash, $5.5 million was earmarked to satisfy the supply chain and asset valuation claims of which $836,000 has been released to date; $7.0 million is scheduled to be released two years after the close of the transaction in September, 2011 and the remainder to be released three years after the close of the transaction, in September, 2012. Other than disputed net asset value adjustments and vendor penalties claimed by DSME and under discussion, no other claims have been filed to date. Our intention is to vigorously defend against any such claims should they occur.  Defense of such claims may result in additional costs to maintain the Company’s interest in the restricted cash or to limit potential liability.  In the event that claims are successful, the balance payable to DSME may include all, part, or cash amounts in excess of the remaining $16.4 million escrowed, including potentially an additional $18.5 million up to a total of $34.9 million under certain conditions, as described below.  If such claims are successfully made, this would result in additional losses on the DeWind sale transaction and could require a substantial refund of the proceeds received.  Under the terms of the asset sale, the additional $17.7 million would be due back to DSME if significant claims were made by a third party and those claims were adjudicated against the Company. No such claims have occurred and none are expected to occur.  We have filed a negative declaratory action in German court that limits the value of our exposure.  As such, none of the $18.5 million is recorded as a liability. The Company continues to believe the remaining $16.4 million in escrowed funds will be released per the terms of the agreement.

In December, 2009 DSME filed its initial claims which listed a shortfall of $11.65 million from the represented net asset value.  The Company counterclaimed with an analysis that showed the net asset value as $6.8 million higher than represented and requested an additional cash payment from DSME for that amount.  The discrepancy between the two lists consisted of supply chain vendor claims, vendor penalties, and differences in accounting estimates on the valuation of assets.  During fiscal 2010, the Company and DSME representatives met multiple times, beginning in January 2010 and continuing through April 2010 to resolve the net asset and supply chain claims differences.  At the last meeting, the two parties identified the remaining key supplier matters that required resolution before settlement of the initial claims could be achieved.  In July 2010, $836,000 was released from escrow and paid to a vendor to satisfy one of these supplier claims.  To date, none of the other differences remaining between DSME and the Company have been formally agreed upon by either party.  Either the Company or DSME has the option to require an external audit to be conducted if an agreement on the disputed matters cannot be achieved. To date, neither party has elected to exercise this option and both prefer to work out the discrepancies through cooperation and negotiation.   The Company and DSME continued to have negotiation meetings into December, 2010 to resolve any remaining valuation and supply chain related discrepancies.  In July 2010, the Company received $836,000 of the escrowed cash leaving $16.4 million remaining in escrow.  Accordingly, we have reported the remaining $16.4 million held in escrow as restricted cash.  Consistent with escrow agreement release dates, at September 30, 2010, we have classified $11.7 million as current and $4.7 million as long-term (see Note 1 “Restricted Cash”).

The following is a summary of the net assets sold at September 4, 2009 and the resulting loss on sale:

(In Thousands)	September 4, 2009
ASSETS
Accounts Receivable, net	$311
Inventory, net	22,689
Advanced Payments for Turbine Inventory	376
Prepaid Expenses and Other Current Assets	2,021
Property and Equipment, net	8,622
Intangible Assets, net	18,538
Other Assets	95
TOTAL ASSETS	$52,652

LIABILITIES
Accounts Payable and Other Accrued Liabilities	$10,591
Deferred Revenues and Customer Advances	3,121
Warranty Provision	1,072
Total Liabilities	14,784

Net Assets Sold	$37,868

Goodwill	5,914
Currency Translation Adjustment – Loss	361
Direct Costs Associated with the Sale	3,327
Accrued Contingent Liabilities	3,387
50,857
Consideration	49,500
Loss on Sale of DeWind	$(1,357)

The loss on sale includes professional service fees directly related to the sale of DeWind in the amount of $3.3 million (including $2.6 million in broker related services and $0.7 million for legal services). The Company incurred no other direct costs associated with the exit and disposal of DeWind.

The consolidated assets and liabilities of our former DeWind segment have been classified on the balance sheet as Net Liabilities of Discontinued Operations.  The asset and liabilities comprising the balances, as classified in our balance sheets, consist of:

(In Thousands)	September 30, 2010	September 30, 2009
ASSETS
Accounts Receivable, net	2,199	2,461
Prepaid Expenses and Other Current Assets	21	61
TOTAL ASSETS	$2,220	$2,522

LIABILITIES
Accounts Payable and Other Accrued Liabilities	$35,358	$39,356
Deferred Revenues and Customer Advances	2,248	2,869
Warranty Provision	901	1,244
Total Current Liabilities	38,507	43,469
Long-Term Portion of Warranty Provision	—	1,120
Total Liabilities	38,507	44,589

Net Liabilities of Discontinued Operations	$(36,287)	$(42,067)

Significantly all of the assets and liabilities of the discontinued operations pertain to activities outside of the United States. The remaining operations of DeWind, subsequently renamed Stribog, consist of receipt of license fees from Chinese licensees of older DeWind technology and satisfaction of the remaining contracts that were not assumed by DSME, primarily the servicing of warranties related to wind turbines installed in Europe from 2006 through 2009, most of which are now expired, and one contract for 10 turbines sold to South America that as yet have not been installed. At September 30, 2010 and 2009, included above in Accounts Payable and Other Accrued Liabilities are net payables related to formerly consolidated, now insolvent European subsidiaries of approximately $20 million and $22 million, substantially all of which has been assigned by the insolvency receiver to FKI, a former owner of DeWind, currently engaged in legal activities with Stribog Ltd. (see Note 14). At September 30, 2010, the net payables from insolvent subsidiaries is comprised of assets in the amount of $7 million and liabilities in the amount of $27 million. We did not receive any update from the insolvency receiver related to the assets and liabilities for the insolvent subsidiaries during the year ended September 30, 2010. At September 30, 2010 and 2009, also included in Accounts Payable and Other Accrued Liabilities is a $3.4 million provision to cover contingent liabilities estimated in connection with the DSME transaction, some of which are related to escrow claims made by DSME and subject to dispute and negotiation.  Accordingly, where probable and reasonably estimable, these accruals were included in the Loss on Sale of DeWind discussed above. We continue to maintain this accrual due to the ongoing uncertainties discussed above.

The consolidated results of our former DeWind segment have been classified on the Statements of Operations and Comprehensive Loss, as Income (Loss) from Discontinued Operations.  Summarized results of discontinued operations are as follows:

	For the Years Ended September 30,
(In Thousands)	2010	2009	2008

Revenues	$3,068	$47,680	$43,113
Cost of Revenues	2,024	57,047	60,593
Operating Expenses	2,359	20,005	24,089
Impairment of Assets	—	23,369	—
Other (Income) Expense	(2,372)	215	1,840
Income Tax Expense (Benefit)	1	—	21
Loss on Sale of DeWind	—	1,357	—
Income (Loss) from Discontinued Operations	$1,056	$(54,313)	$(43,430)

In connection with the disposal and discontinuation of our DeWind segment, we determined certain retained assets were impaired as of September 4, 2009.  Included in the loss from discontinued operations for the year ended September 30, 2009, are impairment charges from certain uncollectible accounts receivable ($2.4 million) and advance payments for inventory ($1.6 million), excess goodwill ($18.3 million recorded during the quarter ended June 30, 2009) and the remaining DeWind intangible assets (of $1.1 million) in the aggregate amount of $23.4 million.  For the year ended September 30, 2010, Other Income is substantially comprised of foreign currency translation adjustments (refer to additional discussion at Note 1 “Comprehensive Loss”).

Since September 4, 2009, the Company has had no significant continuing involvement with our former DeWind segment; any subsequent cash flows are directly related to the liquidation of the remaining assets and liabilities.  No corporate overhead has been allocated to discontinued operations.

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

DeWind Turbine related sales for the years ended September 30, 2010, 2009 and 2008 consisted of completed and installed wind turbine units, turbine parts, and license fees. For DeWind turbine revenues, for turbine sales, we recognized revenues for completed and installed wind turbine units upon the commissioning, or operational viability of each wind turbine unit. We recognized revenues on turbine parts sales upon delivery to the customer and title transfer. We recognized revenues on the license fees upon collection of the license fees and reporting by the licensee of units sold under each license agreement.

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

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable, net consists of the following:

	September 30,
(In Thousands)	2010	2009

Cable Receivables	$2,556	$1,813
Reserves	(217)	(81)
Net Accounts Receivable	2,339	1,732

NOTE 4 – INVENTORY

Inventories consist of the following:

	September 30,
(In Thousands)	2010	2009

Raw Materials	$1,989	$2,040
Work-in-Progress	398	—
Finished Goods	2,425	3,261
Gross Inventory	4,812	5,301
Reserves	(1,255)	(923)
Net Inventory	$3,557	$4,378

During the year ended September 30, 2010, inventory expenses were comprised of $935,000 in reserve provisions and $448,000 in obsolescence related direct charges.  During the year ended September 30, 2009, inventory expenses were comprised of $223,000 in reserve provisions.  During the year ended September 30, 2008, inventory expenses were comprised of $602,000 in reserve provisions and $554,000 in obsolescence related direct charges.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

		September 30,
(In Thousands)	Estimated Useful Lives	2010	2009

Office Furniture and Equipment	3-10 yrs	$832	$936
Production Equipment	10 yrs	4,047	4,994
Construction-in-Progress	—	—	302
Leasehold Improvements	Lesser of lease term or 7 yrs	778	748
Total Property		5,657	6,980
Accumulated Depreciation		(2,721)	(3,766)
Property and Equipment, net		$2,936	$3,214

Total depreciation expense was $698,000, $1,011,000 and $776,000, for the years ended September 30, 2010, 2009 and 2008, respectively. As of October 1, 2009, the Company changed its method of depreciating production equipment to the units-of-production method, which included applying an estimated useful life of 10 years as compared to a range of 3-10 years applied in prior periods. Refer to the discussion in Note 1 “Property and Equipment – Change in Accounting Estimate”.

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following:

	September 30,
(In Thousands)	2010	2009

Trade Payables	$3,949	$4,179
Accrued Commissions	155	667
Accrued Insurance	3	441
Accrued Payroll and Payroll Related	829	541
Accrued Payroll Tax Liability (A)	427	—
Accrued Interest	2	183
Deferred Rents	296	133
Accrued Sales Tax	186	128
Accrued Other	165	945
Total Accounts Payable and Accrued Liabilities	$6,012	$7,217

(A)	During the year ended September 30 2010, the Company accrued a payroll tax liability as a result of an IRS audit (see Note 1 “Income Taxes” for additional information).

NOTE 7 – DEFERRED REVENUE AND CUSTOMER ADVANCES

Deferred Revenue includes (i) extended warranties, as opted by the customer (see Note 1 “Revenue Recognition – Product Revenues” for additional information), and (ii) temporary timing-based revenue deferrals from shipments in transit prior to title passing to the customer. Customer Advances include all advance cash payments received from customers.  The recorded amounts will remain on our balance sheet until such time as the revenue cycle is completed and the amounts are recognized as revenue.  Deferred revenue and customer advances consist of the following:

	September 30,
(In Thousands)	2010	2009

Deferred Revenue	$1,370	$563
Customer Advances	530	14
Total Deferred Revenue and Customer Advances	1,900	577
Less amount classified in current liabilities	1,386	16
Long-term Deferred Revenue	$514	$561

Long-term deferred revenue is comprised of long-term extended warranties.

NOTE 8 – WARRANTY PROVISION

Warranties relate to our ACCC® products for conductor and hardware sold directly by us to the end-user customer. We mitigate our loss exposure through the use of third-party warranty insurance (see Note 1 “Warranty Provisions”).  We have classified all warranty provisions considered to be payable within one year as current liabilities and all warranty provisions considered to be payable greater than one year as long-term liabilities.

Warranty provision consisted of:

	September 30,
(In Thousands)	2010	2009

Warranty Provision	$524	$564
Less amount classified in current liabilities	306	258
Long-Term Warranty Provision	$218	$306

The following table sets forth an analysis of warranty provision activity:

	September 30,
(In Thousands)	2010	2009

Beginning balance	$564	$219
Additional reserves recorded to expense	265	513
Provision utilized	(305)	(168)
Ending balance	$524	$564

NOTE 9 – DEBT

The following table summarizes the Company’s debt as of September 30, 2010 and 2009:

	September 30,
(In Thousands)	2010	2009

Senior Secured Loan due April 2012, net of discount of $919	$9,081	$—
Senior Convertible 8% Notes due January 2010, net of discount of $315	—	8,723
Total Debt	9,081	8,723
Less amount classified in current liabilities	9,081	8,723
Long-Term Debt	$—	$—

Debt outstanding or issued during the year ended September 30, 2010 and 2009 consists of:

A.  Senior Secured Loan Payable:

In April 2010, the Company issued a $10.0 million Senior Secured Loan due in April 2012 and received $9.7 million in cash net of fees and costs of $0.3 million.  The loan bears interest at 7.5% payable monthly on balances secured by qualified accounts receivable of the Company and interest at 12.5% payable monthly on balances not secured by qualified accounts receivable. Qualified accounts receivable consist of 80% of current trade accounts receivable, which amounted to $1.8 million at September 30, 2010.  The loan is collateralized by substantially all of the Company’s assets. The loan package included an issuance of a total of 10 million warrants to purchase a like number of the Company’s common stock in two tranches.  The first tranche is for 5 million warrants with a three year life and an exercise price of $0.29 per warrant.  The second tranche is for 5 million warrants with a five year life and an exercise price of $1.00 per warrant.  Both warrant tranches may be exercised at any time prior to expiration on a cashless basis and are automatically exercised at expiration on a cashless basis for shares of the Company.  We valued the 10 million warrants at $1,494,000 using the Black-Scholes option-pricing model (see Note 10 “Warrants”). The value assigned to the warrants issued (net of $6,000 in cash consideration) was recorded as a debt discount and will be amortized to interest expense over the two-year life of the loan.

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

The loan has two financial covenants, measured monthly consisting of (i) a liquidity covenant and (ii) a profitability covenant.  The liquidity covenant requires the maintenance of a minimum of $7.5 million of combined cash and accounts receivable balances, measured at month-end.  The profitability covenant consists of a maximum accumulated adjusted operating loss of $5.0 million, measured beginning April 1, 2010.  The adjusted operating loss consists of operating loss, less depreciation, amortization, and certain other non-cash charges including stock related compensation and is increased or decreased by the corresponding increase or decrease in deferred revenues as compared to the March 31, 2010 deferred revenue balance.  As of September 30, 2010, the Company was not in compliance with its covenant.

In the event of a covenant breach, the lender could declare the loan in default and thereby pursue remedies included in the loan agreement which may include any or all of the following: immediate collection of the loan, assignment of cash receipts, control of the Company’s bank accounts, liquidation of the Company’s assets in part or in full, or apply the default rate of interest of 18% to the obligation.

Subsequent to year-end, the Company and lender agreed to amend its debt covenants.  The amendments allow for a temporary waiver of its covenants until January 15, 2011.   The amendments included:  i) a cash waiver fee of $160,000 payable by January 15, 2011; ii)  a reduction in the exercise price from $0.29 to $0.24 for 5 million warrants issued to lender expiring in April 2013; and iii) a reduction in the exercise price from $1.00 to $0.69 for 5 million warrants issued to lender expiring in April 2015.

Loan maturity remains April 2012 and monthly interest-only payments at the stated rates were also unchanged.  The Company has made all required interest payments to date.  Additionally, the Company and lender agreed that any net proceeds released from escrow which are not designated to satisfy escrow claims and thereby are received as unrestricted cash (see Note 2) to the Company may be required, at the option of the lender, be applied to any outstanding loan interest, waiver fees, or loan principal up to the total remaining outstanding loan principal.   The lender has agreed to waive any loan prepayment penalties resulting from any loan prepayments resulting from the amendments, currently 3% of principal for repayments through April 2011 and 1.5% of principal for repayments after April, 2012.

Due to these amendments and the Company’s liquidity position, at September 30, 2010, the loan has been reported as a current obligation.

The loan may be prepaid at any time prior to April 12, 2012 with a prepayment penalty of 3% of principal if prepaid in the first year and 1.5% of principal if prepaid in the second year of the loan.

B.  Convertible Notes Payable:

In February, 2007 we sold $22,825,000 face value of Senior Convertible Notes and detachable stock warrants to a group of private investors for gross proceeds of $22,825,000.  The notes were convertible into common stock of the Company at a price of $0.99 per share.  The Notes carried interest at the rate of 8% per year and may have been redeemed by the Company at the Company’s option upon 30 days notice, for 103% of the outstanding principal at any time after the two year anniversary of the February 2007 closing, but prior to maturity in January 2010, if the weighted average price of the Company’s common stock was 125% of the conversion price for twenty consecutive trading days.

In fiscal 2008, the combined effect of the issuance of common stock and common stock options and warrant securities decreased the conversion price from $1.03 to $1.00 and the Company recorded an additional $302,000 of convertible debt discount.  In fiscal 2009, the issuance of common stock warrants associated with the secured bridge notes resulted in the decrease in the conversion price to $0.99 and resulted in $30,000 of additional convertible debt discount.  The additional debt discount was amortized to interest expense over the remaining life of the convertible debt.

The following tables summarize the debt discount and deferred cash financing fees for the year ended September 30, 2009:

(In Thousands)
Debt Discount:
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

The remaining note discount recorded was amortized ratably to interest expense over the remaining life of the notes through January 2010.

The following table summarizes the conversion of the principal Senior Convertible Notes since issuance:

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

In January 2010, the Company fully repaid all outstanding Senior Convertible 8% Notes payable.  A total of $9,037,000 plus interest for the month of January 2010 was repaid.

C.  Senior Secured Note Payable:

On June 30, 2009, the Company entered into a bridge note financing structured as a Senior Secured Promissory Note transaction with an aggregate principal value of $5,000,000, plus interest on the unpaid principal balance at a rate of 10% per annum to be repaid no later than December 30, 2009. Pursuant to the note agreement, the Company paid $200,000 in closing fees, along with $95,000 in other legal and financing costs, which were recorded as deferred financing costs and amortized over the six month life of the bridge note.

In connection with the Senior Secured Promissory Note transaction, the Company granted and issued 4,000,000 warrants with an exercise price of $0.25 and valued the warrants at $0.1814 per warrant or $726,000 using the Black-Scholes option-pricing model using the following assumptions: the market price was $0.30, the volatility was estimated at 88%, the life of the warrants was 3 years, the risk free rate was 1.64% and the dividend yield of 0%. The value assigned for the warrants issued in conjunction with the bridge note was recorded as debt discount and was amortized over the six month life of the bridge note.

The issuance of the warrants triggered anti-dilution protection in several series of previously issued warrants and in the conversion price of the remaining $9,037,000 of Convertible Notes due January, 2010. The conversion price of the Convertible Notes was reduced from $1.00 to $0.99, which resulted in an additional 91,289 shares issuable upon full conversion of the remaining Notes. The intrinsic value of the additional shares issuable upon full conversion was $27,000, which was amortized to interest expense over the expected remaining life of the Convertible Notes. Previously outstanding warrants with exercise prices between $0.96 and $1.28 and which expire between February, 2010 and May, 2011 were reset by between $0.01 and $0.02 per warrant and resulted in $7,000 of additional expense, calculated as the difference in fair value of the warrants immediately before and after the change in exercise prices.

In September 2009, the Company fully repaid the $5,000,000 in principal plus accrued interest, and amortized the remaining portions of the $726,000 debt discount to interest expense and $295,000 deferred financing cost to operating expenses.

NOTE 10 – SHAREHOLDERS' EQUITY (DEFICIT)

Preferred Stock

We have 5,000,000 shares of preferred stock authorized.  As of the year ended September 30, 2010 there was no preferred stock outstanding.

Common Stock

The Company has 600,000,000 shares of Common Stock authorized.  We have never paid cash dividends on our common stock.

The following issuances of common stock were made during fiscal 2010:

Cash

During the year ended September 30, 2010 the Company received $7,000 in cash from the exercise of 20,000 consultant options.

Services

During the year ended September 30, 2010 the Company issued 161,290 shares of common stock to John Brewster, former CTC Cable President, valued at $45,000 at the date of issuance in partial payment of an employment acceptance bonus.

Warrants

The Company issues warrants to purchase common shares of the Company either as compensation for consulting services or as additional incentive for investors who purchase unregistered, restricted common stock, certain debt obligations or convertible debentures. The value of warrants issued for compensation is accounted for as a non-cash expense to the Company at the fair value of the warrants issued. The value of warrants issued in conjunction with financing events is either a reduction in paid-in-capital for common stock issuances or as a discount for debt issuances. The Company values the warrants at fair value as calculated by using the Black-Scholes option-pricing model.  See Note 1 “Derivative Liabilities” for additional warrant liability accounting and disclosure.

The following table summarizes the warrant activity during the three years ended September 30, 2010:

	Number of Shares	Weighted Average Exercise Price

Outstanding, September 30, 2007	32,449,107	$1.30
Granted	2,250,000	$0.99
Issued pursuant to antidilution protection	542,272	n/a
Exercised	(4,129,139)	$1.08
Cancelled	(4,961,425)	$1.33
Outstanding, September 30, 2008	26,150,815	$1.20
Granted	4,150,000	$0.28
Exercised	—	$—
Cancelled	(7,366,166)	$1.37
Outstanding, September 30, 2009	22,934,649	$0.95
Granted	11,200,000	$0.62
Exercised	—	$—
Cancelled	(15,934,649)	$1.14
OUTSTANDING, September 30, 2010	18,200,000	$0.58

EXERCISABLE, September 30, 2010	17,600,000	$0.59

The following table summarizes the warrants issued, outstanding, and exercisable as of September 30, 2010:

Warrant Series	Grant Date	Strike Price		Expiration Date	Warrants remaining	Proceeds if Exercised (in $000s)	Call feature
2006 Series C	May, 2006	$0.75	(A)	December, 2010	200,000	$150	None
2006 Series D	May, 2006	$0.75	(B)	December, 2010	200,000	150	None
2006 Series E	May, 2006	$0.75	(C)	December, 2010	200,000	150	None
2008 Debt Series 1	May, 2008	$0.94	(D)	May, 2011	1,125,000	1,058	None
2008 Debt Amendment	May, 2008	$0.97	(D)	May, 2011	1,125,000	1,091	None
2008 Debt Service	October, 2008	$0.94	(D)	May, 2011	150,000	141	None
2009 Bridge Note	June, 2009	$0.25	(E)	June, 2012	4,000,000	1,000	None
2009 Legal Settlement	November, 2009	$0.45	(F)	November, 2011	300,000	135	None
2010 Service Agreement	February, 2010	$0.35	(F)	February, 2013	600,000	210	None
2010 Loan Series 1	April, 2010	$0.29	(F)	April, 2013	5,000,000	1,450	None
2010 Loan Series 2	April, 2010	$1.00	(F)	April, 2015	5,000,000	5,000	None
2010 Service Agreement	September, 2010	$0.35	(F)	September, 2013	300,000	105	None
Total					18,200,000	$10,640

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

(F) Warrants are not subject to anti-dilution provisions.

Warrant issuances and modifications during the year ended September 30, 2009:

On October 15, 2008 we issued 150,000 warrants with a strike price of $0.96 per warrant in settlement of a disputed fee related to placement services for the May, 2008 Archer debt issuance.  The expense for these warrants was accrued for as of September 30, 2008.  On December 23, 2008 we agreed to modify the exercise price of three series of warrants originally issued in May, 2006.  A total of 600,000 warrants were re-priced to $0.75.

On June 30, 2009 we issued 4,000,000 three-year warrants with a strike price of $0.25 per warrant as part of the Bridge Note financing.  The issuance of the warrants triggered anti-dilution protection which reset the strike price warrants associated with past financings by between $0.01 and $0.02 per warrant.  We valued the price changes and additional warrants issued using the Black-Scholes option-pricing model.  We recorded additional debt discount for modification of warrants associated with our remaining convertible debt and additional expense for modification of non-debt warrants both of which were calculated as the difference between the fair value of the warrants prior to the exercise price reset and after the exercise price reset.  The total expense related to warrant modifications and issuances during the year ended September 30, 2009 was $29,000 recorded to general and administrative expense and an additional $30,000 was recorded to debt discount and amortized to interest over the remaining life of the convertible debt.  The value assigned for the warrants issued in conjunction with the Bridge Note was $726,000, which was amortized over the six month life of the Bridge Note.

The following assumptions were used to value the warrant issuances and modifications discussed above:
Dividend rate = 0%
Risk free return between 0.56% and 1.89%
Volatility of between 75% and 116%
Market price for October 15, 2008 issuance:  $0.40
Market price for December 23, 2008 modification: $0.30
Market price for June 30, 2009 issuance and modification: $0.30
Maturity between 2 and 3 years.

Warrant issuances and modifications during the year ended September 30, 2010:

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
Dividend rate = 0%
Risk free return of 1.65% and 2.60%
Volatility of 95%
Market price of $0.27 per share
Maturity of 3 and 5 years

On September 8, 2010 we issued 300,000 warrants with a strike price of $0.35 per warrant and a three-year life in connection with an ongoing service agreement.  The warrants vest 50,000 shares beginning on March 8, 2011, thereafter in ten equal 25,000 share amounts on a quarterly basis.  We valued the warrants at $39,000 which is being amortized over the requisite service period of three years.  For the year ended September 30, 2010 we recognized $2,000 as compensation expense.  We valued the warrants using the Black-Scholes option pricing model and the following assumptions:
Dividend rate = 0%
Risk free return of 1.55%
Volatility of 95.6%
Market price of $0.20 per share
Term of 5 years

Management has reviewed and assessed the warrants issued during the year ended September 30, 2010 and, except for the April 12, 2010 warrants, determined that they do not qualify for treatment as derivatives under applicable US GAAP rules.

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

The exercise price of the underlying shares for both the 2002 Stock Plan and 2008 Stock Plan will be determined by the Board of Directors; however, the exercise price may not be lower than 100% of the mean of the last reported bid and asked price of the Company's common stock on the grant date as quoted on the NASDAQ Bulletin Board or any other exchange or organization. The term of each option will be established by the Board of Directors at the date of issue and may not exceed 10 years.  Option grants to employees, directors, and officers typically have a vesting schedule of between 3 and 5 years and are based upon length of service.

Certain options granted under the 2008 Stock Plan may be exercised at any time for restricted stock of the Company if not otherwise prohibited by the Company’s Board of Directors.   Shares issued under the 2008 Stock Plan may be subject to a right of first refusal, one or more repurchase options, or other conditions and restrictions as determined by the Company’s Board of Directors in its discretion at the time the option is granted.  As of September 30, 2010 all of the 2008 Stock Plan option grants were exercisable. To date, no restricted stock has been issued under the 2008 Stock Plan.  Of the 2008 Stock Plan options exercisable, 6,251,376 options were vested and exercisable into unrestricted stock as of September 30, 2010.

The following table summarizes the 2002 Stock Plan and 2008 Stock Plan stock option activity during the three years ended September 30, 2010:

	2002 Plan Number of Options	2008 Plan Number of Options	Total Number of Options	Weighted Average Exercise Price
Outstanding, September 30, 2007	15,019,870	—	15,019,870	$0.91
Granted	3,745,000	7,231,000	10,976,000	1.42
Exercised	(490,000)	—	(490,000)	0.40
Cancelled	(375,349)	—	(375,349)	1.44
Outstanding, September 30, 2008	17,899,521	7,231,000	25,130,521	$1.14
Granted	—	3,460,000	3,460,000	0.35
Exercised	(100,000)	—	(100,000)	0.35
Cancelled	(1,587,365)	(1,002,192)	(2,589,557)	0.64
Outstanding, September 30, 2009	16,212,156	9,688,808	25,900,964	$0.35
Granted	—	6,765,000	6,765,000	0.35
Exercised	(20,000)	—	(20,000)	0.35
Cancelled	(379,888)	(2,349,476)	(2,729,364)	0.35
Outstanding, September 30, 2010	15,812,268	14,104,332	29,916,600	$0.35

Exercisable , September 30, 2010	15,267,133	14,104,332	29,371,465	$0.35

The weighted-average remaining contractual life of the options outstanding at September 30, 2010 was 6.7 years. The exercise prices of the options outstanding at September 30, 2010 ranged from $0.25 to $1.00, and information relating to these options is as follows:

Range of Exercise Prices	Stock Options Outstanding	Stock Options Exercisable	Weighted Average Remaining Contractual Life in years	Weighted Average Exercise Price of Options Outstanding	Weighted Average Exercise Price of Options Exercisable
$ 0.25-0.34	728,000	728,000	6.26	$0.25	$0.25
$ 0.35-$0.49	29,159,200	28,614,065	6.69	$0.35	$0.35
$ 0.50-1.00	29,400	29,400	0.41	$1.00	$1.00
Total	29,916,600	29,371,465

During fiscal 2010, 2009 and 2008, the Company granted 6,765,000, 3,460,000 and 10,976,000 options, respectively, with a weighted-average grant-date fair value of $0.17, $0.15 and $0.69 per option, respectively, determined using the Black-Scholes option-pricing model. Additionally, during fiscal 2010, the Company’s vested and cancelled options had a weighted-average grant-date fair value of $0.64 and $0.35 per option, respectively; and the Company’s non-vested options at the beginning and ending of fiscal 2010 had a weighted-average grant-date fair value of $0.59 and $0.30 per option, respectively.

During fiscal 2010, approximately 4,559,000 options vested with an aggregate grant-date fair value of $2,930,000.

At September 30, 2010, the Company had 29,371,465 options exercisable with an aggregate intrinsic value of zero, an aggregate exercise value of $10,226,000, and a weighted-average remaining contractual life of 6.7 years.

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

US GAAP requires that equity instruments issued to non-employees in exchange for services be valued at the more accurate of the fair value of the services provided, or the fair value of the equity instruments issued. For equity instruments issued that are subject to a required service period, the expense associated with the equity instruments is recorded as the instruments vest or the services are provided. For granted options and warrants to non-employees, the fair value of these equity instruments is recorded on the date of issuance using the Black-Scholes valuation model, for options and warrants not subject to vesting terms. For non-employee option and warrant grants subject to vesting terms, vested shares are recorded at fair value using the Black-Scholes valuation model and the associated expense is recorded simultaneously or as the services are provided. Common stock grants to non-employees for services are valued at the stock market value on the date of issuance. For issued grants subject to vesting or service requirements, expenses are deferred and recognized over the more appropriate of the vesting period, or as services are provided.

Key assumptions used in valuing options issued during the three years ended September 30, 2010, 2009, and 2008 are as follows:

	Years Ended September 30,
	2010	2009	2008
Risk Free Rate of Return	1.41%-2.58%	1.48%-2.69%	2.30%-4.29%
Volatility	95.6% %	88%-96%	78%-88%
Dividend Yield	0%	0%	0%
Expected Life	5 yrs	.5-5 yrs	.5-5 yrs

The fair value of the Company’s share-based compensation was estimated at the date of grant using the Black-Scholes option-pricing model, assuming no dividends and using the valuation assumptions noted in the table above. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life (estimated period of time outstanding) of the stock options granted was estimated using the historical exercise behavior of employees and the option expiration date. The estimated volatility for option grants is the historical volatility for the equivalent look back period for the expected life of the grant. All volatility calculations were made on a daily basis.

Share-based compensation included in the results from continuing operations for the three years ended September 30, 2010, 2009, and 2008 was as follows:

	Years Ended September 30,
(In Thousands)	2010	2009	2008

Cost of products sold	$102	$81	$63
Officer compensation	1,178	2,234	1,148
Selling and marketing	368	630	326
Research and development	91	834	532
General and administrative	940	928	586
Totals	$2,679	$4,707	$2,655

As of September 30, 2010, there was $2.4 million of total unrecognized compensation cost related to unamortized accrued share-based compensation arrangements related to stock options consisting of $1.8 million related to employee grants and $0.6 million related to consultant and director grants. The costs are expected to be recognized over a weighted-average period of 2.2 years.  Such amounts may change as a result of additional grants, forfeitures, modifications in assumptions and other factors.

All of our existing options are subject to time of service vesting or vesting on the achievement of specific performance objectives.  Our stock options vest either on an annual or a quarterly basis for options subject to time of service vesting, or on specific performance measurements for option vesting tied to performance criteria.  Compensation cost is generally calculated on a daily basis over the requisite service period incorporating actual vesting period dates, and includes expected forfeiture rates between 0% and 1.2%.  Compensation cost is subsequently adjusted upon a termination and actual forfeiture event, as appropriate.

In January, 2009, the Company’s Board of Directors voted to approve a re-pricing of all individuals continuing to provide ongoing services to the Company including substantially all employee, director, and consultant stock options.  The Company treated the re-pricing as a modification of terms of the options outstanding.  The Company expensed the incremental fair value for all vested and re-priced options during the year ended September 30, 2009.  The Company will continue to expense the incremental fair value for unvested and re-priced options as these options are vested.  The fair value of the modification was determined as the difference in the fair value of each option immediately before and after the re-pricing using the Black-Scholes option-pricing model with a dividend rate of 0%, a risk free rate of 1.48%, a volatility of 96%, a life of 4 years, and a market price of $0.30 per share.  As a result of this re-pricing, the Company expensed $554,000 during the year ended September 30, 2009, which is included in the table above, for options which had vested prior to the re-pricing.

In September, 2009, the Company sold substantially all of the assets of its DeWind subsidiary and terminated all of its DeWind employees as of September 4, 2009.  For DeWind employees who remained as employees through September 4, 2009 the Company accelerated the vesting of certain options granted between 2007 and 2009 to provide for up to one year of additional option vesting service credit and extended the option exercise period to September 4, 2010 for all vested options held by these employees including any options subject to such acceleration.  All remaining unvested options for the DeWind employees were cancelled.   The acceleration of vesting resulted in an additional 1,053,503 options vested which resulted in $834,000 in additional expense, included in the loss from discontinued operations for the year ended September 30, 2009.  A total of 2,136,860 options with an intrinsic value of $798,000, including the options subject to acceleration, had the exercise period extended to September 4, 2010.  A total of 718,140 options with an intrinsic value of $251,000 were unvested and cancelled on September 4, 2009.  For the years ended September 30, 2010, 2009 and 2008, all DeWind employee share-based compensation expense was reported in the loss from discontinued operations in the amounts of $89,000, $1,784,000 and $318,000, respectively (see further discussion at Note 2).

Tax Effect related to Share-based Compensation Expense

US GAAP provides that income tax effects of share-based payments are recognized in the financial statements for those awards that will normally result in tax deductions under existing tax law. Under current U.S. federal tax law, the Company would receive a compensation expense deduction related to non-qualified stock options only when those options are exercised and vested shares are received. Accordingly, the financial statement recognition of compensation cost for non-qualified stock options creates a deductible temporary difference which results in a deferred tax asset and a corresponding deferred tax benefit in the statement of operations. Due to the uncertainty surrounding the future utility of the Company’s deferred tax assets, all deferred tax assets are fully reserved as of September 30, 2010.

NOTE 12 – INCOME TAXES

The provision for income taxes from continuing operations differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate of 34% to pre-tax loss from continuing operations as a result of the following:

	For the Years Ended September 30,
(In Thousands)	2010		2009		2008

Statutory regular federal tax rate	$(7,075)	34.0%	$(6,607)	34.0%	$(3,427)	34.0%
Change in valuation allowance	7,007	(33.7)%	6,568	(33.8)%	4,261	(42.3)%
State tax, net of federal benefit	7	(0.0)%	3	(0.0)%	3	(0.0)%
Research credit	—	—	—	—	(633)	6.3%
Other	75	(0.3)%	41	(0.2)%	(201)	2.0%
Income tax expense	$14	0.0%	$5	0.0%	$3	0.0%

Net deferred tax assets from continuing operations comprised the following at September 30, 2010 and 2009:

(In Thousands)	2010	2009
Deferred tax assets:

Net operating loss carry-forwards and tax credits	$45,650	$39,440
Warrants issued for services	230	230
Share-based compensation	4,650	3,670
Asset reserves and provisions	1,040	1,180
Fixed asset depreciation	(400)	(40)
Less: Valuation allowance	(51,170)	(44,480)
Net deferred tax assets	$—	$—

The valuation allowance increased by $6.7 million and $7.3 million during 2010 and 2009, respectively. The increases were due to the full reservation of additional deferred tax assets, primarily the additional net operating loss carry-forwards generated from the Company’s annual net losses from continuing operations.

In assessing the realizability of the net deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends upon either the generation of future taxable income during the periods in which those temporary differences become deductible or the carry-back of losses to recover income taxes previously paid during the carry-back period. As of September 30, 2010, the Company had provided a full valuation allowance to reduce net deferred tax assets to zero.

Discontinued Operations (see Note 2): The Company recognized an income tax expense of $1,000, $0 and $21,000 for the years ended September 30, 2010, 2009 and 2008, respectively. At September 30, 2010 and 2009, net deferred tax assets amounted to $30,520,000 and $42,730,000, respectively, which are primarily comprised of net operating loss carry-forwards. Consistent with continuing operations, the Company has provided a full valuation allowance against the discontinued operations net deferred tax assets, as discussed above.

As of September 30, 2010 and 2009, the Company had consolidated net operating loss (NOL) carry-forwards for federal and state income tax purposes of approximately $117,105,000 and $106,930,000, and $109,007,000 and $114,545,000, respectively. Federal NOL carry-forwards begin expiring in 2020 and state NOL carry-forwards began to expire in 2010.

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

Under current FASB provisions for accounting for uncertainty in income taxes, the Company did not recognize any uncertain tax positions during the years ended September 30, 2010, 2009 and 2008. As of September 30, 2010, the Company did not increase or decrease the liability for unrecognized tax benefits related to tax positions in prior periods nor did the Company increase the liability for any tax positions in the current year. Furthermore, there were no adjustments to the liability or lapse of statute of limitation or settlements with taxing authorities.  Refer to additional discussion in Note 1 “Income Taxes”.

The Company expects resolution of unrecognized tax benefits, if created, would occur while the full valuation allowance of deferred tax assets is maintained; therefore, the Company does not expect to have any unrecognized tax benefits that, if recognized, would affect the effective tax rate.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Leases

We do not own any real estate. We lease operations facilities in Irvine, California and Beijing, China.

On January 1, 2004 we commenced leasing a combination manufacturing and office facility in Irvine, California. The original lease was for seven years amounting to an average rental cost of $83,000 per month.  On April 1, 2010, we renegotiated and renewed the lease for an additional three years amounting to an average rental cost of $69,000 per month with rent starting at $72,533 per month for the first year and increasing by $2,102 on April 1 of each subsequent year of the lease term..

On September 9, 2010 we commenced leasing an office facility in Beijing, China at approximately $6,700 per month over a twenty-six month term.  The lease contains no accelerations.

Additionally, the Company leases office equipment with minimum payments of approximately $1,726 per month. The office equipment leases expire through September 2013.  Total rent expense was $995,000, $1,065,000, and $992,000 for the years ended September 30, 2010, 2009, and 2008, respectively.

Future minimum operating lease payments at September 30, 2010 are as follows:

(In Thousands)	Year ending September 30,	Operating Leases

	2011	$963
	2012	1,004
	2013	461
	2014	—
	2015	—
	Thereafter	—
		$2,428

Professional Services Agreements

The Company and its CTC Cable subsidiary currently have one management consulting agreement and two legal services agreements for professional services with entities affiliated with its Director, Michael McIntosh as follows:

An agreement between The Mcintosh Group (TMG) and CTC Cable to provide legal and intellectual property services.  This agreement is for $250,000 per year, payable monthly, and is scheduled to expire December 31, 2012.  This agreement may be terminated by either party upon thirty days prior written notice.

An agreement between Technology Management Advisors (TMA) and the Company to provide management services related to the Company’s intellectual property and management.  This agreement is for $250,000 per year and is scheduled to expire on October 31, 2012.  The agreement may be terminated by either party on each anniversary of the effective date of the agreement.

An agreement between TMG and the Company to provide legal and intellectual property services.  This agreement is for $250,000 per year, payable monthly, and is scheduled to expire on October 31, 2012.  This agreement may be terminated by either party upon thirty days prior written notice.

NOTE 14 – LITIGATION

Below we describe the legal proceedings we are currently involved in or which were resolved during the fiscal year ended September 30, 2010 through the date we prepared this report:

(i) The FKI related matters:

FKI PLC and FKI Engineering Ltd v. Stribog Ltd and De Wind GmbH

On or about January 21, 2010, FKI Engineering Ltd. and FKI Engineering, formerly FKI Plc., filed an action against Stribog Ltd., formerly DeWind Ltd., in the Commercial Court, Queen’s Bench Division, United Kingdom (Case No. 2010 Folio 61). FKI’s claim is brought pursuant to an assignment agreement executed by the insolvency administrator assigning FKI the right to pursue claims on behalf of DeWind GmbH for amounts allegedly owed to DeWind GmbH from Stribog Ltd. In particular, the claim alleges that Stribog Ltd. is in breach of an August 1, 2005 business transfer agreement where DeWind GmbH agreed to sell and DeWind Ltd. agreed to purchase the assets of DeWind GmbH. FKI Engineering Ltd. and FKI Ltd. claim that DeWind GmbH is owed approximately 46,681,543 Euros (US $60,677,000 at November 30, 2010 exchange rates), which sum is comprised by a claim for principal in the sum of Euros 28,346,590 plus Value Added Tax of Euros 4,542,181, together with either interest of Euros 13,792,772 as at 21 January 2010 (continuing at a daily rate of Euros 7,316.63) or, in the alternative, statutory interest. Stribog Ltd. disputes that it owes any funds to DeWind GmbH and is vigorously contesting the validity of this allegation. Amongst other issues in dispute, the validity of the Assignment is currently subject to proceedings in both the Luebeck court in Germany (commenced by the company against FKI in September 2009) and the English courts (commenced by FKI in January 2010). The Luebeck court is expected to determine the dispute in the first half of 2011. Stribog also applied to stay the English proceedings on the basis that the issue was first filed in the German courts. This stay was not given in May 2010 but the Court of Appeal granted leave to appeal that decision in October 2010, which is likely to be heard in February 2011.

Stribog Ltd. (formerly DeWind Ltd.) v. FKI Plc. and FKI Engineering Ltd.

On September 18, 2009 the Company’s wholly owned subsidiary, Stribog Ltd. (formerly DeWind Ltd.), filed an action for negative declaration in the Court of Lubeck, Germany against FKI Engineering Ltd. and FKI Ltd., formerly FKI Plc (“FKI”) (Case No. 17 O256/09) to obtain a court’s declaration that FKI is not entitled to any rights to rescission and claims against Stribog Ltd. pursuant to an assignment agreement executed by the German Insolvency administrator of DeWind GmbH assigning such rights to FKI. In its defense, FKI states (i) that the license agreement dated August 1, 2005 and the following transfer of those licenses for a purchase price of 500,000 Euros (US $650,000 at November 30, 2010 exchange rates) from DeWind GmbH to Stribog Ltd. in August 2008 could be challenged, in particular as the transferred licenses would have a significant higher value and (ii) that claims for damages could arise from a sale and transfer agreement dated August 1, 2005. Any particular amount in this respect was not provided by FKI. The Company believes that (i) fair market value was paid for this intellectual property and that the transactions were conducted at arm’s length, therefore any rights to rescission do not exist and (ii) that the assignment agreement was invalid. Stribog Ltd. has not recorded a liability as it is uncertain (i) whether the court decides that such rights to challenge the transfer exist or not and whether the assignment of such rights to FKI is valid and (ii) if the court decides that such rights can be claimed by FKI, whether FKI will challenge the transfer accordingly.

Insolvency of DeWind GmbH

On August 29, 2008 in Lubeck Local Court – Bankruptcy Court, Lubeck Germany, DeWind GmbH, an indirect subsidiary of the Company, filed for voluntary insolvency in lieu of a required recapitalization under German law of approximately 5,000,000 Euros (US $6,499,000 at November 30, 20010 exchange rates) (Case No. 53a1E 8/08 ). The DeWind GmbH subsidiary had limited operational function for the DeWind segment, functioning solely to provide services on wind turbines that remained under warranty and which warranties were entered into prior to June, 2005.

On September 18, 2008 an insolvency receiver was appointed and set an initial reporting date in December, 2008 and which was primarily procedural in nature. No formal reporting has been received since December, 2008. Since the date of insolvency, the insolvency receiver has, or is in the process of assigning all actual and potential claims of DeWind GmbH including without limitation, potential claims of DeWind GmbH against the Company’s remaining Stribog subsidiaries, primarily Stribog Ltd, the Company’s remaining operating subsidiary in the UK. On September 8, 2009, the insolvency receiver for DeWind GmbH and FKI entered into an Agreement in regard to a Settlement of Claims in which the insolvency receiver assigned any potential claim DeWind GmbH held against the Company, DeWind, Inc. and related Company entities to FKI for undisclosed consideration. All liabilities associated with these potential claims are recorded in liabilities from discontinued operations. This assignment has been disputed as discussed above.

(ii) The Mercury related matters:

Composite Technology Corporation and CTC Cable Corporation v. Mercury Cable & Energy, LLC, Ronald Morris, Edward Skonezny, Wang Chen, and “Doe” Defendants 1-100 (“Mercury”)

On August 15, 2008 the Company filed suit in the Superior Court of the State of California, County of Orange, Central Justice Center (Case No. 30-2008 00110633) against the Mercury parties including multiple unknown “Doe” defendants, expected to be named in discovery proceedings, claiming Breach of Contract, Unfair Competition, Fraud, Intentional Interference with Contract, and Injunctive Relief. Several of the Mercury parties had filed a claim under the Company’s Chapter 11 bankruptcy proceedings which was settled during the bankruptcy and which provided for certain payments for sales made to China. The settlement agreement included non-compete agreements and stipulated the need to maintain confidentiality for the Company’s technology, processes, and business practices. The Company claims that the Mercury parties have taken actions, which violate the Settlement Agreement and the Bankruptcy Court Order, including the development of and attempting to market similar conductor products and misusing confidential information and the Company further claims that the Settlement Agreement was entered into with fraudulent intent. The Company claims that the Mercury parties engaged in unlawful, unfair, and deceptive conduct and that these actions were performed with malice and with intent to cause injury to the Company. Discovery is underway and trial is currently scheduled for June, 2011.

CTC Cable Corporation v. Mercury Cable & Energy, LLC, Energy Technology International, General Cable Corporation, Diversified Composites, Ronald Morris, Edward Skonezny, Wang Chen, and Todd Harris

On March 3, 2009, CTC Cable filed action against Mercury Cable for patent infringement in the U.S. District Court, Central District of California, Southern Division (Case No. SACV 09-261 DOC (MLGx)). CTC Cable believes upon information that the Defendants have infringed, contributed to infringement of, and/or actively induced infringement by itself and/or through its agents, unlawfully and wrongfully making, using, offering to sell, and/or selling products and materials embodying the patented invention within and outside the United States without permission or license from CTC Cable. In response to this lawsuit, Mercury requested the United States Patent and Trademark Office reexamine the '162 and '319 patents and requested the Court to stay the patent and copyright lawsuit pending the Patent Office's final reexamination of CTC's patents. The Court granted Mercury's request to stay the lawsuit pending the Patent Office’s final decisions. The reexamination has now been completed and all original claims have been upheld with only minor amendments. No claims have been finally rejected. The discovery stay has now been lifted and CTC Cable is in process of discovery.

On October 18, 2010 the Court approved the expansion of the complaint to include additional defendants including additional Mercury subsidiaries, Mercury’s strander, General Cable Corporation, Mercury’s core producer Diversified Composites, and Individuals Morris, Harris, Chen, and Skonezny. The Company is asking for actual damages, treble damages, attorneys fees, interest, costs and injunctive relief. No estimate of such damages can be made at this time and no accrual for the Company’s future fees and costs is included in the Company's financial statements at September 30, 2010.

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

On October 13, 2009, the Company and the individual defendants filed demurrers (motions to strike) to the Complaint on the grounds that Plaintiff Thomas did not make a written demand on the Company’s board of directors prior to filing the Complaint as required under Nevada law and that any decisions made by the individual director/office defendants in relation to the subject matter of the Complaint are protected under the business judgment rule. Prior to the scheduled hearing on the demurrer, Plaintiff Thomas filed a First Amended Complaint on or about November 11, 2009 naming three additional current board members. In addition, on October 20, 2009, the Company filed a Motion to Stay Discovery in this matter on the grounds that Plaintiff Thomas should not be permitted to conduct discovery until such time as the dispute over the sufficiency of the First Amended Complaint is decided by the Court. On January 22, 2010, the Company filed another demurrer (motion to strike) to the First Amended Complaint on the same grounds as the original demurrers. On January 27, 2010, the Court conducted a hearing on the merits of the demurrer and took the matter under submission. On March 8, 2010, the Court overruled the demurrer and lifted the stay on discovery. On March 25, 2010, Plaintiff Thomas filed a Second Amended Complaint containing substantially the same allegations against the individual defendants as the previous complaints. On July 19, 2010, the Company filed a Motion for Judgment on the Pleadings seeking to dismiss the action in its entirety. On September 7, 2010 the Court heard oral arguments on the Defendants’ Motion for Preliminary Injunction to Enjoin Plaintiff From Service as the Shareholder Representative of the Company, heard concurrently with the Court’s own Motion to Review Plaintiff’s Standing. On October 28, 2010 the Honorable David R. Chaffee dismissed the complaint with prejudice and noted Mercury’s involvement in the matter.

NOTE 15 – RELATED PARTY TRANSACTIONS

As discussed in Note 13, the Company maintains professional services agreements with two companies affiliated with a member of the board of directors.

For the year ended September 30, 2010 we recorded fees of $458,000 and patent filing fees of $86,000 for TMG, and fees of $250,000 and incidental expenses of $95,000 for TMA. For the year ended September 30, 2009 we recorded fees of $250,000 and patent filing fees of $70,000 for TMG, and fees of $250,000 and incidental expenses of $70,000 for TMA. All of these expenses were recorded to Research and Development expense.

At September 30, 2010 the Company had outstanding balances due to TMG and TMA of $86,000 and $54,000 respectively, included in accounts payable. At September 30, 2009 the Company had outstanding balances due to TMG and TMA of $41,000 and $24,000 respectively, included in accounts payable.

NOTE 16 – SEGMENT INFORMATION

As of September 30, 2010, we manage and report our operations through one business segment: CTC Cable. During the year ended September 30, 2009 we revised our segments to reflect the disposal of DeWind. DeWind comprised our previously reported Wind segment, which has been presented as discontinued operations in our consolidated financial statements (see Note 2). When applicable, segment data is organized on the basis of products. Historically, the Company evaluates the performance of its operating segments primarily based on revenues and operating income, any transactions between reportable segments are eliminated in the consolidation of reportable segment data.

Located in Irvine, California with sales personnel located near Portland, Oregon and Atlanta, Georgia and Texas, CTC Cable produces and sells ACCC® conductor and related ACCC® hardware products for the electrical transmission market. ACCC® conductor production is a two step process. The Irvine operations produce the high capacity, energy efficient, light weight, patented composite ACCC® core, which is then shipped to one of eight conductor standing partners in the U.S., Belgium, China, Indonesia, Bahrain, Argentina or Colombia where the core is stranded with conductive aluminum to become ACCC® conductor. ACCC® conductor is sold in North America directly by CTC Cable to utilities and through a license and distribution agreement with Alcan Cable. ACCC® conductor is sold elsewhere in the world directly to utilities as well as through license and distribution agreements or other agreements with Lamifil in Belgium, Midal Cable in Bahrain, Far East Composite Cable Co. in China, through two Indonesian companies, PT KMI Wire and Cable and PT Tranka Kabel, IMSA in Argentina and Centelsa in Colombia. ACCC® conductor has been sold commercially since 2005 and is currently marketed worldwide to electrical utilities, transmission companies and transmission design/engineering firms.

The Company operates and markets its services and products on a worldwide basis:

	For the Years Ended September 30,
(In Thousands)	2010	2009	2008

Europe	$145	$873	$6,896
China	181	10,499	24,900
Middle East	606	1,445	—
Other Asia	3,860	422	—
North America	4,309	5,409	851
South America	1,741	26	68
Latin America	—	928	—
Total Revenue	$10,842	$19,602	$32,715

All long-lived assets, comprised of property and equipment, are located in the United States.

For the year ended September 30, 2010, six customers represented 82% of revenue (two in Indonesia at 31%, two in the U.S. at 30%, one in Chile at 15% and one in the Middle East at 6%).  For the year ended September 30, 2009, three customers represented 78% of revenue (one in China at 54%, one in Canada at 17% and one in the Middle East at 7%).  For the year ended September 30, 2008, two customers represented 96% of revenue (one in China at 76% and one in Europe at 20%).  No other customer represented greater than 5% of consolidated revenue.

NOTE 17 – SUBSEQUENT EVENTS (Unaudited)

Subsequent to year-end, the Company and our Senior Secured Loan lender agreed to amendments of the debt covenants resulting in a temporary waiver to its debt covenants (refer to Note 9).

NOTE 18 – SUPPLEMENTAL FINANCIAL INFORMATION (Unaudited)

Supplemental Quarterly Financial Information

(In Thousands)
Fiscal year ended September 30, 2010	December 31	March 31	June 30	September 30
Revenue	$2,701	$4,252	$583	$3,306
Gross profit (loss)	218	1,011	(159)	930
Loss from continuing operations before income taxes	(6,472)	(5,535)	(5,780)	(3,022)
Net loss from continuing operations	(6,486)	(5,535)	(5,780)	(3,022)
Income (loss) from discontinued operations	(1,222)	2,307	2,376	(2,405)
Net loss	(7,708)	(3,228)	(3,404)	(5,427)
Basic and diluted loss per share - continuing operations	(0.02)	(0.02)	(0.02)	(0.01)
Basic and diluted income (loss) per share - discontinued operations	(0.01)	0.01	0.01	(0.01)
Total basic and diluted loss per share	$(0.03)	$(0.01)	$(0.01)	$(0.02)

Fiscal year ended September 30, 2009	December 31	March 31	June 30	September 30
Revenue	$4,360	$6,202	$3,562	$5,478
Gross profit	1,278	2,152	631	1,256
Loss from continuing operations before income taxes	(4,201)	(3,828)	(4,469)	(6,935)
Net loss from continuing operations	(4,204)	(3,828)	(4,469)	(6,937)
Loss from discontinued operations	(4,132)	(6,825)	(22,456)	(20,900)
Net loss	(8,336)	(10,653)	(26,925)	(27,837)
Basic and diluted loss per share - continuing operations	(0.02)	(0.01)	(0.02)	(0.02)
Basic and diluted loss per share - discontinued operations	(0.01)	(0.03)	(0.07)	(0.08)
Total basic and diluted loss per share	$(0.03)	$(0.04)	$(0.09)	$(0.10)

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934. Disclosure controls and procedures are controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of September 30, 2010 because of the material weaknesses identified below.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2010. In making this assessment, the Company’s management used the criteria set forth in the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) entitled “Internal Control – Integrated Framework.”

Based on their assessment, management concluded that, as of September 30, 2010, the Company’s internal control over financial reporting is not effective based on those criteria, because of the material weaknesses identified below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a more than remote likelihood that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

During management's annual review of our internal control over financial reporting, we determined the following processes contain material weaknesses as of September 30, 2010:

•	Inventory costing and management process over on-hand inventory and inventory on consignment
•	Information technology controls and related systems
•	Financial close and reporting

These material weaknesses related to the entity as a whole affect all of our significant accounts and could result in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected.

During the year ended September 30, 2010, the Company improved certain internal controls over financial reporting related to material weaknesses that were identified as of September 30, 2009, as follows:

(1)	During fiscal 2010, the Company improved its controls over fixed assets by implementing an annual physical observation process to verify existence and completeness of fixed assets.

(2)
During fiscal 2010, the Company improved its controls over financial reporting by improving its segregation of duties involving shifting certain accounting and reporting responsibilities from the principal accounting officer and between the Controller and Director of Finance, as well as adding a review and approval process to all accounting transactions and quarterly reporting information. Additionally, senior accounting personnel and the principal accounting officer are required to review complex, non-routine transactions to evaluate and approve the accounting treatment for such transactions.

(3)
In January 2010, the Company implemented a share-based compensation and equity administration software system. Transactions are now processed and reported by the accounting department, our legal department reviews contractual terms, and accounting executives perform a complete review of inputs and outputs prior to recording in the general ledger.

(4)
In March 2010, the Company implemented a financial planning and analysis (FP&A) process, which included creating a complete consolidated and departmental fiscal 2010 annual budget. Departmental and executive management are now reviewing budget to actual data on a monthly basis. Additionally, accounting management reviews the FP&A results, assists with the process and records accounting adjustments when appropriate.

(5)
In October 2008, the Company completed an important phase of the upgrade to its accounting and manufacturing IT systems to more adequately track and maintain inventory quantities and to automate manufacturing and inventory variances. Accounting controls over perpetual inventory and manufacturing variances based on this IT upgrade were successfully implemented in fiscal 2010. In connection with this improvement, we added system driven matching controls over the receiving function for inventory parts and supplies, including tolerances for inventory related pricing and quantities received.

(6)	In fiscal 2010, the Company implemented a purchasing reporting process to enable management review. All purchases are reviewed by management.

The Company's management has identified the steps necessary to address the material weaknesses existing as of September 30, 2010 described above, as follows:

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

(4) Evaluating an internal audit function in relation to the Company's financial resources and requirements;

(5) Investing in additional enhancements to our IT systems including enhancements to processing manufacturing and inventory transactions, and security over user access and administration;

(6) Creating policy and procedures manuals for the accounting, finance and IT functions; and

(7) Improving our purchasing and accounts payable cycle controls.

The Company began to execute the remediation plans identified above in the first fiscal quarter of 2011. These remediation efforts are expected to continue through fiscal 2011.

SingerLewak LLP, our independent registered public accounting firm, has issued an audit report on the Company's internal control over financial reporting as of September 30, 2010. The report on the audit of internal control over financial reporting appears in this Annual Report on Form 10-K, Item 8.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the fourth quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. During fiscal 2010, certain other improvements in our internal control over financial reporting were implemented as noted above.

ITEM 9B - OTHER INFORMATION

None.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 of Form 10-K is incorporated by reference from the information contained in the sections captioned "DIRECTORS AND EXECUTIVE OFFICERS", "CORPORATE GOVERNANCE" and "SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" in the Proxy Statement that will be filed with the SEC no later than 120 days after the close of fiscal 2010 and delivered to our shareholders in connection with our March 1, 2011 Annual Meeting of Shareholders.

ITEM 11 - EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K is incorporated by reference from the information contained in the section captioned "EXECUTIVE COMPENSATION: COMPENSATION DISCUSSION AND ANALYSIS" in the Proxy Statement that will be filed with the SEC no later than 120 days after the close of fiscal 2010 and delivered to our shareholders in connection with our March 1, 2011 Annual Meeting of Shareholders.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by Item 12 of Form 10-K is incorporated by reference from the information contained in the section captioned "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS" in the Proxy Statement that will be filed with the SEC no later than 120 days after the close of fiscal 2010 and delivered to our shareholders in connection with our March 1, 2011 Annual Meeting of Shareholders.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information, if any, required by Item 13 of Form 10-K is incorporated by reference from the information contained in the sections captioned "CORPORATE GOVERNANCE" and "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" in the Proxy Statement that will be filed with the SEC no later than 120 days after the close of fiscal 2010 and delivered to our shareholders in connection with our March 1, 2011 Annual Meeting of Shareholders.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 of Form 10-K is incorporated by reference from the information contained in the section captioned "INDEPENDENT ACCOUNTANTS" in the Proxy Statement that will be filed with the SEC no later than 120 days after the close of fiscal 2010 and delivered to our shareholders in connection with our March 1, 2011 Annual Meeting of Shareholders.

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

(1) Financial Statements. See Index to Consolidated Financial Statements under Item 8 above.

(2) Financial Statement Schedule. See Schedule II - Valuation and Qualifying Accounts and Reserves in this section of this 10-K.

(3) Exhibits. See Index to Exhibits following the signatures to this report.

COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
FOR EACH FISCAL YEAR IN THE THREE YEAR PERIOD
ENDED SEPTEMBER 30, 2010
(In Thousands)

	Balance at beginning of year	Reserves Acquired	Additions charged to costs and expenses	Payment or utilization	Balance at end of year

FY2010
Allowance for doubtful accounts	$81	$—	$162	$(26)	$217
Inventory reserve	923	—	935	(603)	1,255
Warranty reserve	564	—	265	(305)	524

FY2009
Allowance for doubtful accounts	$—	$—	$81	$—	$81
Inventory reserve	978	—	223	(278)	923
Warranty reserve	219	—	513	(168)	564

FY2008
Allowance for doubtful accounts	$—	$—	$—	$—	$—
Inventory reserve	376	—	602	—	978
Warranty reserve	—	—	259	(40)	219

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPOSITE TECHNOLOGY CORPORATION
(Registrant)

/s/ Benton H Wilcoxon

Benton H Wilcoxon
Chief Executive Officer

Date:   December 14, 2010

/s/ Domonic J. Carney

Domonic J. Carney
Chief Financial Officer

Date:  December 14, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Benton H Wilcoxon

Benton H Wilcoxon
Chief Executive Officer and
Chairman (Principal Executive Officer)

Date:   December 14, 2010

/s/ Domonic J. Carney

Domonic J. Carney
Chief Financial Officer (Principal Financial and Accounting Officer)

Date:   December 14, 2010

/s/ D. Dean McCormick III

D. Dean McCormick III
Director

Date:   December 14, 2010

/s/ Michael D. McIntosh

Michael D. McIntosh
Director

Date:   December 14, 2010

/s/ Dennis C. Carey

Dennis C. Carey
Director

Date:   December 14, 2010

/s/ Michael Lee

Michael Lee
Director

Date:   December 14, 2010

EXHIBIT INDEX

Number	Description

2.1 (8)	Asset Purchase Agreement by and between Daewoo Shipbuilding & Marine Engineering Co. Ltd. and DeWind, Inc. and the Registrant dated as of August 10, 2009.

2.2 (8)	Asset Purchase Agreement by and between Daewoo Shipbuilding & Marine Engineering Co. Ltd. and DeWind, Ltd. dated as of August 10, 2009.

2.3 (9)
Amendment No. 1 dated as of September 4, 2009 to the Asset Purchase Agreement  by and between Daewoo Shipbuilding & Marine Engineering Co. Ltd. and DeWind, Inc. and the Registrant dated as of August 10, 2009.

2.4 (9)	Amendment No. 1 dated as of September 4, 2009 by and between Daewoo Shipbuilding & Marine Engineering Co. Ltd. and DeWind, Ltd. dated as of August 10, 2009.

3.1(1)	Articles of Incorporation of the Company.

3.2(2)	Certificate of Amendment to Articles of Incorporation.

3.3(3)	Bylaws of Composite Technology Corporation, as modified January 6, 2006.

10.1(4)	Promotion Letter, executed on September 3, 2008, by and between Composite Technology Corporation and Robert Rugh.

10.2 (5)	Letter Agreement with Michael K. Lee.

10.3 (5)	Option Agreement with Michael K. Lee.

10.4 (6)	Form of 2002 Non-Qualified Stock Compensation Plan Master Option Agreement.

10.5 (6)	Form of 2002 Non-Qualified Stock Compensation Plan Stock Option Notice of Modification and Reissuance.

10.6 (6)	Form of 2008 Stock Option Plan Stock Option Grant Notice.

10.7 (6)	Form of 2008 Stock Option Plan Master Option Agreement.

10.8 (7)	Loan Agreement dated as of June 30, 2009.

10.9 (7)	Promissory Note dated as of June 30, 2009.

10.10 (7)	Form of Warrant to purchase common stock.

10.11 (7)	Security Agreement dated as of June 30, 2009.

10.12 (7)	Stock Pledge Agreement (including form of Irrevocable Proxy) dated as of June 30, 2009.

10.13 (7)	Subsidiary Guaranty dated as of June 30, 2009.

10.14 (7)	Grant of Security Interest in Trademarks between the Lender and the Company dated as of June 30, 2009.

10.15 (7)	Grant of Security Interest in Patents between the Lender and CTC Cable Corporation dated as of June 30, 2009.

10.16 (7)	Grant of Security Interest in Copyright between the Lender and CTC Cable Corporation dated as of June 30, 2009.

10.17 (7)	Grant of Security Interest in Trademarks between the Lender and CTC Cable Corporation dated as of June 30, 2009.

10.18 (7)	Grant of Security Interest in Patents between the Lender and DeWind, Inc. dated as of June 30, 2009.

10.19 (9)	Escrow Agreement dated as of September 4, 2009 by and among Daewoo Shipbuilding & Marine Engineering Co. Ltd., DeWind, Inc., the Registrant and U.S. Bank National Association, as escrow agent.

10.20 (9)	Trademark Assignment Agreement dated as of September 4, 2009 by and among the Registrant and DeWind Turbine Co., a wholly-owned subsidiary of DSME.

10.21 (10)	Offer letter between the Registrant and John Brewster dated December 14, 2009.

10.22 (11)	Loan and Security Agreement among the Company, CTC Cable Corporation, CTC Renewables Corporation and PARTNERS FOR GROWTH II, L.P. dated as of April 12, 2010.

10.23 (11)	Warrant Purchase Agreement between the Company and PARTNERS FOR GROWTH II, L.P. dated April 12, 2010.

10.24 (11)	Intellectual Property Security Agreement among the Company, CTC Cable Corporation, CTC Renewables Corporation and PARTNERS FOR GROWTH II, L.P. dated April 12, 2010.

10.25 (12)	Form of 2010 Composite Technology Corporation Omnibus Incentive Plan.

10.26 (12)	Cross-Corporate Continuing Guaranty and Security Agreement among the Company, CTC Cable Corporation, CTC Renewables Corporation and Stribog, Inc. dated April 12, 2010.

10.27 (12)	Warrants related to Warrant Purchase Agreement between the Company and PARTNERS FOR GROWTH II, L.P. dated April 12, 2010.

10.28 (13)	Offer letter by the Registrant to Stewart Ramsay effective as of August 16, 2010.

10.29 (14)	Letter Agreement between the Registrant and Dennis C. Carey.

10.30 (14)	Option Agreement between the Registrant and Dennis C. Carey.

10.31 (14)	Confidential Information and Inventions Assignment Agreement between the Registrant and Dennis C. Carey.

10.32 (14)	Resignation letter of John Mitola from Independent Directorship of the Registrant.

18.1 (15)	Preferability Letter of SingerLewak LLP regarding a change in accounting estimate effected by a change in accounting principal.

21.1 (11)	List of Subsidiaries of Registrant

23.1 (15)	Consent of SingerLewak LLP.

31.1 (15)	Rule 13a-14(a) / 15d-14(a)(4) Certification of Chief Executive Officer.

31.2 (15)	Rule 13a-14(a) / 15d-14(a)(4) Certification of Chief Financial Officer.

32.1 (15)	Section 1350 Certification of Chief Executive Officer.

32.2 (15)	Section 1350 Certification of Chief Financial Officer.

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

(4) Incorporated herein by reference to Form 8-K filed with the U.S. Securities and Exchange Commission on September 9, 2008.

(5) Incorporated herein by reference to Form 8-K filed with the U.S. Securities and Exchange Commission on January 26, 2009.

(6) Incorporated herein by reference to Form 8-K filed with the U.S. Securities and Exchange Commission on February 10, 2009.

(7) Incorporated herein by reference to Form 8-K filed with the U.S. Securities and Exchange Commission on July 7, 2009.

(8) Incorporated herein by reference to Form 8-K filed with the U.S. Securities and Exchange Commission on August 14, 2009; and to Form 8-K/A filed with the U.S. Securities and Exchange Commission on December 8, 2010.

(9) Incorporated herein by reference to Form 8-K filed with the U.S. Securities and Exchange Commission on September 11, 2009; and to Form 8-K/A filed with the U.S. Securities and Exchange Commission on December 8, 2010.

(10) Incorporated herein by reference to Form 8-K filed with the U.S. Securities and Exchange Commission on December 18, 2009.

(11) Incorporated herein by reference to Form 8-K filed with the U.S. Securities and Exchange Commission on April 16, 2010.

(12) Incorporated herein by reference to Form 8-K filed with the U.S. Securities and Exchange Commission on April 30, 2010.

(13) Incorporated herein by reference to Form 8-K filed with the U.S. Securities and Exchange Commission on August 20, 2010.

(14) Incorporated herein by reference to Form 8-K filed with the U.S. Securities and Exchange Commission on September 13, 2010.

(15) Filed herewith.