Form 10-Q
period 2010-12-31
COMPOSITE TECHNOLOGY CORP
filed 2011-02-09
CIK 317477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of: February 9, 2011

CLASS	NUMBER OF SHARES OUTSTANDING
Common Stock, par value $0.001 per share	288,519,660 shares

COMPOSITE TECHNOLOGY CORPORATION
Form 10-Q for the Quarter ended December 31, 2010
Table of Contents

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PAR VALUE AND SHARE AMOUNTS)

	December 31, 2010	September 30, 2010
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$1,874	$2,998
Restricted Cash, Current Portion	11,689	11,689
Accounts Receivable, net of reserve of $87 and $217	1,112	2,339
Inventory	2,940	3,557
Prepaid Expenses and Other Current Assets	1,016	1,111
Current Assets of Discontinued Operations	698	2,220
Total Current Assets	19,329	23,914

Property and Equipment, net of accumulated depreciation of $2,811 and $2,721	2,876	2,936
Restricted Cash, Non-Current	4,671	4,667
Other Assets	680	778
TOTAL ASSETS	$27,556	$32,295

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts Payable and Other Accrued Liabilities	$7,801	$6,012
Deferred Revenue and Customer Advances	163	1,386
Warranty Provision	294	306
Derivative Liabilities – Current	1	2
Loan Payable – Current, net of discount of $926 and $919	9,074	9,081
Current Liabilities of Discontinued Operations	35,443	38,507
Total Current Liabilities	52,776	55,294

LONG-TERM LIABILITIES
Long-Term Portion of Deferred Revenue	515	514
Long-Term Portion of Warranty Provision	183	218
Derivative Liabilities – Long-Term	1,772	1,295
Total Long-Term Liabilities	2,470	2,027
Total Liabilities	55,246	57,321

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)
Common Stock, $.001 par value; 600,000,000 shares authorized; 288,269,660 and 288,269,660 issued and outstanding, respectively	288	288
Additional Paid in Capital	252,749	252,215
Accumulated Deficit	(280,728)	(277,530)
Accumulated Other Comprehensive Income	1	1
Total Shareholders’ (Deficit)	(27,690)	(25,026)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$27,556	$32,295

The accompanying notes are an integral part of these financial statements.

COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended December 31,
	2010	2009

Revenue	$5,194	$2,701

Cost of Revenue	3,783	2,573
Gross Profit	1,411	128

OPERATING EXPENSES
Officer Compensation	607	569
General and Administrative	2,074	3,864
Research and Development	562	656
Sales and Marketing	1,707	1,137
Depreciation and Amortization	63	97
Total Operating Expenses	5,013	6,323
LOSS FROM OPERATIONS	(3,602)	(6,195)

OTHER INCOME / (EXPENSE)
Interest Expense	(670)	(893)
Interest Income	1	17
Other Income (Expense)	21	(175)
Change in Fair Value of Derivative Liabilities	(341)	774
Total Other Expense	(989)	(277)

Loss from Continuing Operations before Income Taxes	(4,591)	(6,472)
Income Tax Expense	—	14
NET LOSS FROM CONTINUING OPERATIONS	(4,591)	(6,486)

Income (Loss) from Discontinued Operations, net of tax of $0 and $1	1,393	(1,222)
NET LOSS	(3,198)	(7,708)

OTHER COMPREHENSIVE INCOME
Foreign Currency Translation Adjustment, net of tax of $0	—	—
COMPREHENSIVE LOSS	$(3,198)	$(7,708)

BASIC AND DILUTED LOSS PER SHARE
Loss per share from continuing operations	$(0.02)	$(0.02)
Income (loss) per share from discontinued operations	$0.01	$(0.01)
TOTAL BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.03)
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING, BASIC AND DILUTED	288,269,660	288,101,848

 The accompanying notes are an integral part of these financial statements.

COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended December 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,198)	$(7,708)
Adjustments to reconcile net loss to net cash used in operating activities:
(Income) loss from discontinued operations	(1,393)	1,222
Interest and deferred finance charge amortization related to detachable warrants and fixed conversion features	348	432
Depreciation and amortization	90	216
Share-based compensation	538	664
Amortization of prepaid expenses paid in stock/warrants	14	82
Issuance of warrants for services	—	57
Change in fair value of derivative liabilities	341	(774)
Bad debt expense (recovery)	(1)	(9)
Changes in Assets / Liabilities:
Accounts receivable	1,228	(2,518)
Inventory	616	(436)
Prepaids and other current assets	50	(105)
Other assets	66	14
Accounts payable and other accruals	1,630	(65)
Deferred revenue	(1,223)	1,586
Accrued warranty liability	(47)	(10)
Net assets/liabilities of discontinued operations	(149)	(2,601)
Net cash used in operating activities	$(1,090)	$(9,953)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of property and equipment	$(30)	$(94)
Restricted cash	(4)	(4)
Net cash used in investing activities	$(34)	$(98)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from exercise of options	$—	$7
Cash provided by financing activities	$—	$7
Total net decrease in cash and cash equivalents	$(1,124)	$(10,044)
Cash and cash equivalents at beginning of period	2,998	23,968
Cash and cash equivalents at end of period	$1,874	$13,924

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
INTEREST PAID	$322	$185
INCOME TAX PAID	$—	$14

The accompanying notes are an integral part of these financial statements.

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITES:

During the three months ended December 31, 2010, the Company:

Re-priced 10,000,000 warrants in connection with the April 2010 debt financing transaction, which resulted in $135,000 of additional value recorded to debt discount and derivative liabilities.  Additionally, the Company accrued a fee of $160,000 also recorded to debt discount.  These costs relate to a December 2010 waiver and modification agreement as discussed in Note 9.

During the three months ended December 31, 2009, the Company:

Issued 300,000 warrants at an exercise price of $0.45 per share in settlement of a legal dispute.

COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2010

NOTE 1 – ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Composite Technology Corporation (the “Company”), originally incorporated in Florida and reincorporated in Nevada, is an Irvine, CA based company that has operated in two segments, CTC Cable “Cable” and DeWind.  As discussed below, in September 2009, the Company sold substantially all of its Wind segment, which sold wind turbines under the brand name DeWind. The Cable segment sells high efficiency patented composite core electricity conductors known as "ACCC® conductor" for use in electric transmission and distribution lines.  CTC Cable has sales operations in Irvine, California, China, Europe, the Middle East, and Brazil. ACCC® conductor is sold in North America directly by CTC Cable to utilities and by Alcan Cable.  ACCC® conductor is sold elsewhere in the world directly to utilities as well as through license and distribution agreements with Lamifil in Belgium, Midal Cable in Bahrain, Far East Composite Cable Co. in China, through two Indonesian companies, PT KMI Wire and Cable and PT Tranka Kabel, IMSA in Argentina, Centelsa in Colombia and now through Sterlite in India.  ACCC® conductor has been sold commercially since 2005 and is currently marketed worldwide to electrical utilities, transmission companies and transmission design/engineering firms.

BASIS OF PRESENTATION AND PRINCIPALS OF CONSOLIDATION

The accompanying Consolidated Financial Statements have been prepared on a going concern basis as discussed below.

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required for complete financial statements. Interim information is unaudited, however, in the opinion of the Company's management, the accompanying unaudited, consolidated financial statements reflect all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation of the Company's interim financial information. These financial statements and notes should be read in conjunction with the audited consolidated financial statements of the Company included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2010, filed with the Securities and Exchange Commission (SEC) on December 14, 2010.

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

GOING CONCERN

The Company received a report from its independent auditors for the year ended September 30, 2010 that includes an explanatory paragraph describing the uncertainty as to the Company's ability to continue as a going concern.  Such uncertainty has continued through the quarter ended December 31, 2010.  These consolidated financial statements contemplate the ability to continue as such and do not include any adjustments that might result from this uncertainty.

During the year ended September 30, 2010, the Company incurred a net loss of $19,767,000 and had negative cash flows from operating activities – continuing operations of $17,358,000. In addition, the Company had an accumulated deficit of $277,530,000 at September 30, 2010.  During the three months ended December 31, 2010, the Company incurred a net loss of $3,198,000 and had negative cash flows from operating activities – continuing operations of $941,000. In addition, the Company had an accumulated deficit of $280,728,000 at December 31, 2010.  The Company's ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time.

Our principal sources of working capital have been private debt issuances and historically, the Company has issued registered stock and unregistered, restricted stock, stock options, and warrants in settlement of both operational and non-operational related liabilities and as a source of funds.

Since inception through December 31, 2010, our Cable products business has generated revenue of approximately $89 million in ACCC® conductor products. We will require a significant increase in customer orders at sufficient profit margin levels to cover our expenses and generate sufficient cash flows from operations.  Currently, for fiscal 2011 we have $17.2 million in firm backlog for delivery through the end of the September 2011 quarter.

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

We believe our cash position as of December 31, 2010 of $1.9 million, current restricted cash held in escrow of $11.7 million, cash flows generated from our net accounts receivable balance of $1.1 million and expected cash flows from revenue orders may not be sufficient to fund operations for the next four calendar quarters ending December 31, 2011.  We anticipate that additional cash will be needed to fund operations beyond September 2011, absent a large cash deposit for a future order, and to the extent required, the Company intends to continue the practice of issuing stock, debt or other financial instruments for cash or for payment of services until our cash flows from the sales of our primary products are sufficient to provide cash from operations or if we believe such a financing event would be a sound business strategy.

DISCONTINUED OPERATIONS

On September 4, 2009, our DeWind subsidiary, subsequently renamed Stribog, sold substantially all of its existing operating assets including all inventories, receivables, fixed assets, wind farm project assets and intangible assets including all intellectual property and transferred substantially all operating liabilities including supply chain and operating expense accounts payables and accrued liabilities, warranty related liabilities for U.S. turbine installations, and deferred revenues.  All of the remaining assets and liabilities of DeWind have been classified as net assets/liabilities of discontinued operations.  All operations of our former DeWind segment have been reported as discontinued operations. See discussion at Note 2.

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

CTC Cable sales in the three months ended December 31, 2010 and 2009 consisted of stranded ACCC® conductor and ACCC® hardware sold to end-user utilities and sales of ACCC® core and ACCC® hardware to our stranding manufacturers.  All ACCC® product related sales were recognized upon delivery of product and transfer of title.  For ACCC® conductor product sales made directly by us and not through a manufacturer or distributor, through a third-party insurance company, we provide the option to purchase an extended warranty for periods up to five, seven or ten years. We allocate a portion of sales proceeds to the estimated fair value of the cost to provide such a warranty.  To date, most of our ACCC® related product sales have been without extended warranty coverage.  Additionally, all ACCC® conductor is sold to our end-user customers with a standard three-year product warranty. The Company purchases a three-year term product warranty liability insurance policy for all ACCC® conductor sold directly by the Company to mitigate any product warranty liability risk.  Revenues from ACCC® conductor sold directly to end-user customers are recorded net of the cost of the three-year term insurance policy.

CONSULTING REVENUE. Consulting revenues are generally recognized as the consulting services are provided. We have entered into service contract agreements with electric utility and utility services companies that generally require us to provide engineering or design services, often in conjunction with current or future product sales. In return, we receive engineering service fees payable in cash.  In the three months ended December 31, 2010 and 2009, we recognized no consulting revenues.

Multiple-element revenue arrangements are recognized with the overall arrangement fee being allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by vendor specific objective evidence or third-party evidence, or are based on the Company's estimated selling price.  Historically, except for the product warranty element discussed above, we have not had any multiple-element revenue arrangements.

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

USE OF ESTIMATES

The preparation of our financial statements conform with US GAAP, which requires management to make estimates and judgments in applying our accounting policies that have an important impact on our reported amounts of assets, liabilities, revenue, expenses and related disclosures at the date of our financial statements. On an on-going basis, management evaluates its estimates including those related to accounts receivable, inventories, share-based compensation, warranty provisions and derivative liabilities, as applicable. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from management’s estimates. We believe that the application of our accounting policies requires significant judgments and estimates on the part of management. We believe that the estimates, judgments and assumption upon which we rely are reasonable, and based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the period presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. In many cases, the accounting treatment of a particular transaction is specifically dictated by US GAAP and does not require management's judgment in its application. There are also many areas in which management's judgment in selecting among available alternatives would produce a materially different result.

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

DERIVATIVE FINANCIAL INSTRUMENTS

The Company issues financial instruments in the form of stock options and stock warrants, and debt conversion features as part of its debt issuances. The Company has not issued any derivative instruments for hedging purposes since its inception. The Company uses the specific guidance and disclosure requirements provided in US GAAP. Generally, freestanding derivative contracts where settlement is required by physical share settlement or where the Company has a choice of share or net cash settlement are accounted for as equity. Contracts where settlement is in cash or in net share settlement; or where the counterparty may choose cash settlement are accounted for as a liability. Under current US GAAP, certain of our warrants are subject to liability accounting treatment (see discussion below under “Derivative Liabilities”), while our stock options are considered indexed to the Company’s stock and are accounted for as equity.

The values of the financial instruments are estimated using the Black-Scholes option-pricing model. Key assumptions used to value options and warrants granted, issued or repriced are as follows:

	December 31,
	2010	2009
Risk Free Rate of Return	0.98-1.91%	0.82-2.30%
Volatility	91-100%	96-108%
Dividend yield	0%	0%
Expected life	2-5 yrs	2-2.6 yrs

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

For the three months ended December 31, 2010 and 2009, we recognized a gain/(loss) of $(341,000) and $774,000, respectively, related to the revaluation of our derivative liabilities.  The 2010 revaluation loss resulted from an increase in our stock price from the prior quarter and the re-pricing of certain warrants, as further discussed in Note 10.  The 2009 revaluation gain resulted mainly from the decrease in our stock price from the prior quarter.

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

Share-Based Compensation

US GAAP requires that compensation cost relating to share-based payment arrangements be recognized in the financial statements. US GAAP requires measurement of compensation cost for employee share-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options is determined using the Black-Scholes valuation model. Such fair value is recognized as expense over the service period, net of estimated forfeitures.

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

Convertible Debt

Convertible debt is accounted for under specific guidelines established in US GAAP. The Company records a beneficial conversion feature (BCF) related to the issuance of convertible debt that have conversion features at fixed or adjustable rates that are in-the-money when issued and records the fair value of warrants issued with those instruments. The BCF for the convertible instruments is recognized and measured by allocating a portion of the proceeds to warrants and as a reduction to the carrying amount of the convertible instrument equal to the intrinsic value of the conversion features, both of which are credited to paid-in-capital or liabilities as appropriate. The Company calculates the fair value of warrants issued with the convertible instruments using the Black-Scholes valuation method, using the same assumptions used for valuing employee options, except that the contractual life of the warrant is used. Upon each issuance, the Company evaluates the variable conversion features and determines the appropriate accounting treatment as either equity or liability, in accordance with US GAAP. The Company first allocates the value of the proceeds received to the convertible instrument and any other detachable instruments (such as detachable warrants) on a relative fair value basis and then determines the amount of any BCF based on effective conversion price to measure the intrinsic value, if any, of the embedded conversion option. Using the effective yield method, the allocated fair value is recorded as a debt discount or premium and is amortized over the expected term of the convertible debt to interest expense. For a conversion price change of a convertible debt issue, the additional intrinsic value of the debt conversion feature, calculated as the number of additional shares issuable due to a conversion price change multiplied by the previous conversion price, is recorded as additional debt discount and amortized over the remaining life of the debt.  As of December 31, 2010, we had no convertible debt outstanding.

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

RESTRICTED CASH

The Company considers cash to be restricted cash if it is cash on deposit under control of the Company that secures standby letters of credit and other payment guarantees for certain vendors, as well as cash held in jointly controlled escrow accounts. As of December 31, 2010 and September 30, 2010, restricted cash consisted of cash held in escrow in connection with the sale of DeWind as discussed in Note 2, amounting to $16,360,000 and $16,356,000, respectively.  During the three months ended December 31, 2010, we reported an additional $4,000 from interest income, in accordance with the escrow agreement.

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

We did not recognize any impairment charges in the three months ended December 31, 2010 and 2009.

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

The Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis. The fair value of these assets and liabilities was determined using the following inputs:

(Unaudited, In Thousands)
At December 31, 2010	Total	Level 1	Level 2	Level 3
Cash deposits (1)	$66	$66	$—	$—
Restricted cash (Note 2)	16,360	16,360	—	—
Total assets	$16,426	$16,426	$—	$—

Derivative liabilities	$1,773	$—	$—	$1,773
At September 30, 2010
Cash deposits (1)	$66	$66	$—	$—
Restricted cash (Note 2)	16,356	16,356	—	—
Total assets	$16,422	$16,422	$—	$—

Derivative liabilities	$1,297	$—	$—	$1,297

(1)	Short-term certificates of deposit and money market accounts included in cash and cash equivalents in our consolidated balance sheets.

During the three months ended December 31, 2010, there were no transfers into or out of Levels 1 and 2.  Financial instruments classified as Level 3 in the fair value hierarchy as of December 31, 2010 include derivative liabilities resulting from recent financing transactions.  In accordance with current accounting rules, the derivative liabilities are being marked-to-market each quarter-end until they are completely settled or expire. The derivative liabilities are valued using the Black-Scholes valuation model, using both observable and unobservable inputs and assumptions consistent with those used in our estimate of fair value of employee stock options. See “Derivative Liabilities” in Note 1.

The following table summarizes our fair value measurements using significant Level 3 inputs, and changes therein, as of December 31, 2010:

(Unaudited, In Thousands)	Level 3 Derivative Liabilities
Balance as of October 31, 2009	$1,570
Transfers into/out of Level 3	—
Initial valuation of derivative liabilities (1)	1,494
Change in fair value of derivative liabilities - expired	(221)
Change in fair value of derivative liabilities - held	(1,546)
Balance as of September 30, 2010	$1,297
Transfers into/out of Level 3	—
Modification of derivative liabilities (2)	135
Change in fair value of derivative liabilities - held	341
Balance as of December 31, 2010	$1,773

(1)
During the year ended September 30, 2010, we issued warrants in connection with the April 2010 debt financing transaction, which are subject to derivative liability accounting (see Note 10 “Warrants” for additional information).

(2)	During the three months ended December 31, 2010, we re-valued the warrants in connection with the April 2010 debt financing transaction (see Note 10 “Warrants” for additional information).

At December 31, 2010 and September 30, 2010, the Company held no assets or liabilities that are measured at fair value on a non-recurring basis.

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

COMPREHENSIVE LOSS

Comprehensive loss includes all changes in shareholders’ equity (deficit) except those resulting from investments by, and distributions to, shareholders. Accordingly, the Company’s Consolidated Statements of Comprehensive Loss include net loss and foreign currency translation adjustments that arise from the translation of foreign currency financial statements into U.S. dollars.  For the three months ended December 31, 2010 and 2009, we reported Other Comprehensive Income (Loss) from continuing operations of zero, respectively.

In connection with the sale of DeWind and resulting discontinued operations (see Note 2), our Consolidated Statement of Operations and Comprehensive Loss for the year ended September 30, 2009 included a reclassification adjustment of the accumulated foreign currency translation adjustment losses for DeWind through September 4, 2009 (date of sale), in the amount of $361,000, to recognize the accumulated adjustments as a component of the loss from discontinued operations within net loss. Since inception, other comprehensive income (loss) had been derived from DeWind foreign currency translation adjustments.  For the three months ended December 31, 2010, other comprehensive income in the amount of $649,000, derived from DeWind foreign currency translation adjustments, has been recognized and included as a component of the Income (Loss) from Discontinued Operations within Net Loss.

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

During the three months ended December 31, 2010 and 2009, we recorded start-up expenses in the approximate amount of $0 and $142,000, respectively, which are included in general and administrative expenses.  Our start-up activities related to professional fees for organization costs incurred.

DEFINED CONTRIBUTION PLAN

The Company maintains a 401(k) plan covering substantially all of its employees who are at least 21 years old with 1,000 hours of service.  Such employees are eligible to contribute a percentage of their annual eligible compensation and receive discretionary Company matching contributions.  Discretionary Company matching contributions are determined by the Board of Directors and may be in the form of cash or Company stock.  To date, the Company has not made any matching contributions in either cash or Company stock. There were no changes to the 401(k) plan during the three months ended December 31, 2010.

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

As of December 31, 2010 and September 30, 2010, the deferred tax assets related primarily to the Company's net operating loss carry-forwards are fully reserved. Due to the provisions of Internal Revenue Code Section 382, the Company may not have any net operating loss carry-forwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

The Company will recognize the impact of uncertain tax positions in the consolidated financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position.  To date, we have not recorded any uncertain tax positions.

The Company recognizes potential accrued interest and penalties related to uncertain tax positions in income tax expense, as appropriate. During the three months ended December 31, 2010 and 2009, the Company did not recognize any amount of income tax expense from potential interest and penalties associated with uncertain tax positions.

The Company files consolidated tax returns in the United States Federal jurisdiction, in California and Texas, as well as foreign jurisdictions including Germany, the United Kingdom and China. The Company is no longer subject to U.S. Federal income tax examinations for fiscal years before 2007, is no longer subject to state and local income tax examinations by tax authorities for fiscal years before 2006, and is no longer subject to foreign examinations before 2001.

During fiscal 2008, the Company’s federal returns were selected for examination by the Internal Revenue Service (IRS) for prior fiscals years ended September 30, 2001 through 2005, all years in which net losses were reported and filed.  The examination has been completed.  During the quarter ended December 31, 2009, the IRS proposed certain preliminary adjustments related to payroll tax returns filed during the period under audit. No adjustments were proposed in connection with our previously filed federal income tax returns.  Based on the preliminary IRS findings, the Company recorded a payroll tax liability in the amount of $1,008,000, which was allocated to General and Administrative Expense ($560,000), Interest Expense ($277,000) and Other Expense from penalties ($171,000), during the three months ended December 31, 2009.  During the quarter ended June 30, 2010, the Company received a final determination of adjustment from the IRS. Accordingly, the Company has begun making payments relating to the assessment arising from the 2001 through 2005 payroll tax audits, which have totaled $394,000 to date.  During the fourth quarter ended September 30, 2010, the IRS provided final adjustments to interest and penalties and a final payment schedule, which resulted in a reduction of our payroll tax liability of $253,000. At December 31, 2010, the remaining payroll tax liability was $361,000, included as a component of Accounts Payable and Accrued Liabilities (see Note 6).

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

The following common stock equivalents were excluded from the calculation of diluted loss per share for the three months ended December 31, 2010 and 2009 since their effect would have been anti-dilutive (assumes all outstanding options and warrants are in-the-money):

(Unaudited)	December 31,
	2010	2009
Options for common stock	29,921,634	27,916,797
Warrants for common stock	17,600,000	23,014,649
Convertible Debentures, if converted	—	9,128,566
	47,521,634	60,060,012

RECLASSIFICATIONS

Certain prior year balances have been reclassified to conform to the current year presentation.

RECENT ACCOUNTING PROUNOUNCEMENTS

In January 2010, FASB issued Accounting Standards Update (ASU) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures About Fair Value Measurements. The ASU requires new disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation of disclosed assets and liabilities, and about inputs and valuation techniques used to measure fair value for both recurring and nonrecurring fair value measurements that fall in either Level 2 or Level 3.  The new disclosures and clarifications of existing disclosures were effective, and adopted, during the Company’s second quarter ended March 31, 2010, however the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 measurements, will be effective for the Company’s first quarter ending December 31, 2011.  Other than requiring additional disclosures, the full adoption of this new guidance will not have an impact on our consolidated financial statements.

In December 2010, the FASB issued ASU No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations (“ASU 2010-29”), which addresses diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. The amendments in ASU 2010-29 specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in ASU 2010-29 also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in ASU 2010-29 are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The new rules become effective for the Company on October 1, 2011.  The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

Significant recent accounting policies adopted or implemented during the three months ended December 31, 2010

On October 1, 2010, we adopted new FASB rules related to accounting for transfers of financial assets. These new rules were incorporated into the Accounting Standards Codification in December 2009 as discussed in FASB ASU No. 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets. The new rules amended various provisions related to accounting for transfers and servicing of financial assets and extinguishments of liabilities, by removing the concept of a qualifying special-purpose entity and removes the exception from applying FASB rules related to variable interest entities that are qualifying special-purpose entities; limits the circumstances in which a transferor derecognizes a portion or component of a financial asset; defines a participating interest; requires a transferor to recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer accounted for as a sale; and requires enhanced disclosure; among others. The adoption of this standard did not have an impact on our consolidated financial statements.

On October 1, 2010, we adopted new FASB rules which amended certain accounting for variable interest entities (VIE). These new rules were incorporated into the Accounting Standards Codification in December 2009 as discussed in FASB ASU No. 2009-17, Consolidation (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. The new rules require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE; to eliminate the quantitative approach previously required for determining the primary beneficiary of a VIE; to add an additional reconsideration event for determining whether an entity is a VIE when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance; and to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a VIE. The adoption of this standard did not have an impact on our consolidated financial statements.

On October 1, 2010, we adopted new FASB rules which amended the Accounting Standards Codification, Revenue Recognition (Topic 605): Multiple-Element Arrangements.  The new rules amended accounting for revenue arrangements with multiple deliverables, to eliminate the requirement that all undelivered elements have Vendor-Specific Objective Evidence (VSOE) or Third-Party Evidence (TPE) before an entity can recognize the portion of an overall arrangement fee that is attributable to items that already have been delivered. In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, entities will be required to estimate the selling prices of those elements. The overall arrangement fee will be allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity's estimated selling price. Application of the "residual method" of allocating an overall arrangement fee between delivered and undelivered elements will no longer be permitted upon adoption. Additionally, the new guidance will require entities to disclose more information about their multiple-element revenue arrangements.  Except for the product warranty element discussed above, the adoption of this standard did not have an impact on our consolidated financial statements.

NOTE 2 – DISCONTINUED OPERATIONS

On September 4, 2009, our DeWind subsidiary, subsequently renamed Stribog, sold substantially all of its existing operating assets including all inventories, receivables, fixed assets, wind farm project assets and intangible assets including all intellectual property and transferred substantially all operating liabilities including supply chain and operating expense accounts payables and accrued liabilities, warranty related liabilities for U.S. turbine installations and deferred revenues.  All of the remaining assets and liabilities of DeWind have been classified as net assets or liabilities of discontinued operations.  All operations of our former DeWind segment have been reported as discontinued operations.

In August, 2009 the Company completed negotiations with Daewoo Shipbuilding and Marine Engineering (DSME), and signed an Asset Purchase Agreement valued at $49.5 million in cash.  The transaction closed on September 4, 2009 and the Company received approximately $32.3 million in cash paid immediately with $17.2 million in cash escrowed for the benefit of DSME to provide for potential reimbursements of net asset value adjustments, breaches of representations and warranties, and intellectual property claims. The Company paid legal and transaction fees of $3.3 million out of cash proceeds.  Escrow claims presented by DSME are subject to an evaluation process, which requires that DSME submit a written claim against the escrowed funds and which thereby triggering processes for review and dispute by the Company.  Escrowed funds are only released by the escrow agent to the Company or DSME under either i) mutual written instruction by DSME and the Company or ii) scheduled escrowed cash releases to the Company at certain points in time, outlined below, and so long as DSME has not submitted an escrow claim in excess of the scheduled release amount.  All successful escrow claims by DSME would require DSME to either prove damages or show asset values less than those represented at the transaction close. Of this cash, $5.5 million was earmarked to satisfy the supply chain and asset valuation claims of which $836,000 has been released to date; $7.0 million is scheduled to be released two years after the close of the transaction in September, 2011 and the remainder to be released three years after the close of the transaction, in September, 2012. Other than disputed net asset value adjustments and vendor penalties claimed by DSME and under discussion, no other claims have been filed to date. Our intention is to vigorously defend against any such claims should they occur.  Defense of such claims may result in additional costs to maintain the Company’s interest in the restricted cash or to limit potential liability.  In the event that claims are successful, the balance payable to DSME may include all, part, or cash amounts in excess of the remaining $16.4 million escrowed, including potentially an additional $18.5 million up to a total of $34.9 million under certain conditions, as described below.  If such claims are successfully made, this would result in additional losses on the DeWind sale transaction and could require a substantial refund of the proceeds received.  Under the terms of the asset sale, the additional initial amount of $17.7 million would be due back to DSME if significant claims were made by a third party and those claims were adjudicated against the Company. No such claims have occurred and none are expected to occur.  We have filed a negative declaratory action in German court that limits the value of our exposure.  As such, none of the current $18.5 million is recorded as a liability. The Company continues to believe the remaining $16.4 million in escrowed funds will be released per the terms of the agreement.

In December, 2009 DSME filed its initial claims which listed a shortfall of $11.65 million from the represented net asset value.  The Company counterclaimed with an analysis that showed the net asset value as $6.8 million higher than represented and requested an additional cash payment from DSME for that amount.  The discrepancy between the two lists consisted of supply chain vendor claims, vendor penalties, and differences in accounting estimates on the valuation of assets.  During fiscal 2010, the Company and DSME representatives met multiple times, beginning in January 2010 and continuing through April 2010 to resolve the net asset and supply chain claims differences.  At the last meeting, the two parties identified the remaining key supplier matters that required resolution before settlement of the initial claims could be achieved.  In July 2010, $836,000 was released from escrow and paid to a vendor to satisfy one of these supplier claims.  To date, none of the other differences remaining between DSME and the Company have been formally agreed upon by either party.  Either the Company or DSME has the option to require an external audit to be conducted if an agreement on the disputed matters cannot be achieved. To date, neither party has elected to exercise this option and both prefer to work out the discrepancies through cooperation and negotiation.  The Company and DSME continued to have negotiation meetings into December 2010 to resolve any remaining valuation and supply chain related discrepancies.  In July 2010, the Company received $836,000 of the escrowed cash leaving $16.4 million remaining in escrow. Accordingly, we have reported the remaining $16.4 million held in escrow as restricted cash.  Consistent with escrow agreement release dates, at December 31, 2010, we have classified $11.7 million as current and $4.7 million as long-term (see Note 1 “Restricted Cash”).  We had no changes to the status of the restricted cash related to the DSME transaction during the quarter ended December 31, 2010.  We continued discussions with the DSME team in December 2010 and January 2011.  Additional discussions are expected to continue into February 2011.

The consolidated assets and liabilities of our former DeWind segment have been classified on the balance sheet as Net Liabilities of Discontinued Operations.  The asset and liabilities comprising the balances, as classified in our balance sheets, consist of:

(In Thousands)	December 31, 2010	September 30, 2010
	(unaudited)
ASSETS
Accounts Receivable, net	$698	$2,199
Prepaid Expenses and Other Current Assets	—	21
TOTAL ASSETS	$698	$2,220

LIABILITIES
Accounts Payable and Other Accrued Liabilities	$32,462	$35,358
Deferred Revenues and Customer Advances	2,189	2,248
Warranty Provision	792	901
TOTAL LIABILITIES	35,443	38,507

Net Liabilities of Discontinued Operations	$(34,745)	$(36,287)

Significantly all of the assets and liabilities of the discontinued operations pertain to activities outside of the United States. The remaining operations of DeWind, consist of receipt of license fees from Chinese licensees of older DeWind technology and satisfaction of the remaining contracts that were not assumed by DSME, primarily the servicing of warranties related to wind turbines installed in Europe from 2006 through 2009, most of which are now expired, and one contract for 10 turbines sold to South America that as yet have not been installed. At December 31, 2010 and September 30, 2010, included above in Accounts Payable and Other Accrued Liabilities are net payables related to formerly consolidated, now insolvent European subsidiaries of approximately $20 million and $20 million, substantially all of which has been assigned by the insolvency receiver to FKI, a former owner of DeWind, currently engaged in legal activities with Stribog Ltd. (see Note 12). At December 31, 2010, the net payables from insolvent subsidiaries are comprised of assets in the amount of $7 million and liabilities in the amount of $27 million. We did not receive any update from the insolvency receiver related to the assets and liabilities for the insolvent subsidiaries during the three months ended December 31, 2010. At December 31, 2010 and September 30, 2010, also included in Accounts Payable and Other Accrued Liabilities is a $3.4 million provision to cover contingent liabilities estimated in connection with the DSME transaction, some of which are related to escrow claims made by DSME and subject to dispute and negotiation.  Accordingly, where probable and reasonably estimable, these accruals were included in the Loss on Sale of DeWind. We continue to maintain this accrual due to the ongoing uncertainties discussed above.

The consolidated results of our former DeWind segment have been classified on the Statements of Operations and Comprehensive Loss, as Income (Loss) from Discontinued Operations.  Summarized results of discontinued operations are as follows:

	Three Months Ended December 31,
(Unaudited, In Thousands)	2010	2009
Revenues	$—	$309
Cost of Revenues	(898)	790
Operating Expenses	158	1,283
Other Income	(653)	(543)
Income Tax Expense	—	1
Income (Loss) from Discontinued Operations	$1,393	$(1,222)

For the three months ended December 31, 2010, Cost of Revenues is substantially comprised of a gain from a settlement with a former DeWind customer in the amount of $807,000, and Other Income is substantially comprised of foreign currency translation adjustments in the amount of $649,000 (refer to additional discussion at Note 1 “Comprehensive Loss”).

Since September 4, 2009, the Company has had no significant continuing involvement with our former DeWind segment; any subsequent cash flows are directly related to the liquidation of the remaining assets and liabilities.  No corporate overhead has been allocated to discontinued operations.

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable, net consists of the following:

(In Thousands)	December 31, 2010	September 30, 2010
	(unaudited)
Cable Receivables	$1,199	$2,556
Reserves	(87)	(217)
Net Accounts Receivable	$1,112	$2,339

NOTE 4 – INVENTORY

Inventories consist of the following:

(In Thousands)	December 31, 2010	September 30, 2010
	(unaudited)
Raw Materials	$1,685	$959
Work-in-Progress	67	398
Finished Goods	1,188	2,200
Inventory	$2,940	$3,557

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

(In Thousands)	Estimated Useful Lives	December 31, 2010	September 30, 2010
		(unaudited)
Office Furniture and Equipment	3-10 yrs	$834	$832
Production Equipment	10 yrs	4,056	4,047
Leasehold Improvements	Lesser of lease term or 7 yrs	797	778
Total Property		5,687	5,657
Accumulated Depreciation		(2,811)	(2,721)
Property and Equipment, net		$2,876	$2,936

Total depreciation expense was $90,000 and $216,000, for the three months ended December 31, 2010 and 2009, respectively.

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following:

(In Thousands)	December 31, 2010	September 30, 2010
	(unaudited)
Trade Payables	$5,578	$3,949
Accrued Commissions	307	155
Accrued Insurance	152	3
Accrued Payroll and Payroll Related	999	829
Accrued Payroll Tax Liability (A)	361	427
Deferred Rent	274	296
Accrued Sales Tax	128	186
Accrued Other	2	167
Total Accounts Payable and Accrued Liabilities	$7,801	$6,012

(A)	The Company accrued a payroll tax liability as a result of an IRS audit (see Note 1 “Income Taxes” for additional information).

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

(In Thousands)	December 31, 2010	September 30, 2010
	(unaudited)
Deferred Revenue	$678	$1,370
Customer Advances	—	530
Total Deferred Revenue and Customer Advances	678	1,900
Less amount classified in current liabilities	163	1,386
Long-term Deferred Revenue	$515	$514

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

Warranty provision consisted of:

(In Thousands)	December 31, 2010	September 30, 2010
	(unaudited)
Warranty Provision	$477	$524
Less amount classified in current liabilities	294	306
Long-Term Warranty Provision	$183	$218

The following table sets forth an analysis of warranty provision activity:

	Three Months Ended	Year Ended
(In Thousands)	December 31, 2010	September 30, 2010
	(unaudited)
Beginning balance	$524	$564
Additional reserves recorded to expense	182	265
Provision utilized	(229)	(305)
Ending balance	$477	$524

NOTE 9 – DEBT

The following table summarizes the Company’s debt:

(In Thousands)	December 31, 2010	September 30, 2010
	(unaudited)
Senior Secured Loan due April 2012, net of discount of $926 and $919	$9,074	$9,081
Less amount classified in current liabilities	9,074	9,081
Long-Term Debt	$—	$—

Debt outstanding or issued during the three months ended December 31, 2010 consists of:

Senior Secured Loan Payable:

In April 2010, the Company issued a $10.0 million Senior Secured Loan due in April 2012 and received $9.7 million in cash net of fees and costs of $0.3 million.  The loan bears interest at 7.5% payable monthly on balances secured by qualified accounts receivable of the Company and interest at 12.5% payable monthly on balances not secured by qualified accounts receivable. Qualified accounts receivable consist of 80% of current trade accounts receivable, which amounted to $0.8 million at December 31, 2010.  The loan is collateralized by substantially all of the Company’s assets. The loan package included an issuance of a total of 10 million warrants to purchase a like number of the Company’s common stock in two tranches.  The first tranche is for 5 million warrants with a three year life and an exercise price of $0.29 per warrant.  The second tranche is for 5 million warrants with a five year life and an exercise price of $1.00 per warrant.  Both warrant tranches may be exercised at any time prior to expiration on a cashless basis and are automatically exercised at expiration on a cashless basis for shares of the Company.  We valued the 10 million warrants at $1,494,000 using the Black-Scholes option-pricing model (see Note 10 “Warrants”). The value assigned to the warrants issued (net of $6,000 in cash consideration) was recorded as a debt discount and will be amortized to interest expense over the two-year life of the loan.

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

The loan has two financial covenants, measured monthly consisting of (i) a liquidity covenant and (ii) a profitability covenant.  The liquidity covenant requires the maintenance of a minimum of $7.5 million of combined cash and accounts receivable balances, measured at month-end.  The profitability covenant consists of a maximum accumulated adjusted operating loss of $5.0 million, measured beginning April 1, 2010.  The adjusted operating loss consists of operating loss, less depreciation, amortization, and certain other non-cash charges including stock related compensation and is increased or decreased by the corresponding increase or decrease in deferred revenues as compared to the March 31, 2010 deferred revenue balance.  At September 30, 2010, the Company was not in compliance with its covenant.

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

In December 2010, the Company and lender agreed to amend its debt covenants.  The amendments allow for a temporary waiver of its covenants until January 15, 2011.  The amendments included:  i) a cash waiver fee of $160,000 payable by January 15, 2011; ii)  a reduction in the exercise price from $0.29 to $0.24 for 5 million warrants issued to lender expiring in April 2013; and iii) a reduction in the exercise price from $1.00 to $0.69 for 5 million warrants issued to lender expiring in April 2015.  We determined the value of these modifications, calculated as the difference in fair value of the warrants immediately before and after the change in exercise prices, to be $135,000. Warrant modifications are further discussed in Note 10 “Warrants”.   In accordance with US GAAP, the debt modification costs have been accounted for as an addition to the debt discount in the amount of $295,000.

Loan maturity remains April 2012 and monthly interest-only payments at the stated rates were also unchanged.  The Company has made all required interest payments to date.  Additionally, the Company and lender agreed that any net proceeds released from escrow which are not designated to satisfy escrow claims and thereby are received as unrestricted cash (see Note 2) to the Company may be required, at the option of the lender, to be applied to any outstanding loan interest, waiver fees, or loan principal up to the total remaining outstanding loan principal.   The lender has agreed to waive any loan prepayment penalties resulting from any loan prepayments resulting from the amendments.

Due to these amendments and the Company’s liquidity position, at December 31, 2010 and September 30, 2010, the loan has been reported as a current obligation.  As of December 31, 2010, the Company was in compliance with its covenants by way of the conditional waiver signed in December 2010.

The loan may be prepaid at any time prior to April 12, 2012 with a prepayment penalty of 3% of principal if prepaid in the first year and 1.5% of principal if prepaid in the second year of the loan.

NOTE 10 – SHAREHOLDERS' EQUITY (DEFICIT)

Preferred Stock

We have 5,000,000 shares of preferred stock authorized.  As of the three months ended December 31, 2010 there was no preferred stock outstanding.

Common Stock

The Company has 600,000,000 shares of Common Stock authorized.  We have never paid cash dividends on our common stock.

The Company had no issuances of common stock during the three months ended December 31, 2010.

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

The following table summarizes the warrant activity during the three months ended December 31, 2010:

(Unaudited)	Number of Shares	Weighted Average Exercise Price
Outstanding, September 30, 2010	18,200,000	$0.58
Granted	—	$—
Exercised	—	$—
Cancelled	(600,000)	$0.75
OUTSTANDING, December 31, 2010	17,600,000	$0.48

EXERCISABLE, December 31, 2010	17,100,000	$0.48

Warrant issuances and modifications during the three months ended December 31, 2010:

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
Dividend rate = 0%
Risk free return of 1.65% and 2.60%
Volatility of 95%
Market price of $0.27 per share
Maturity of 3 and 5 years

In December 2010, we modified certain terms of our April 12, 2010 debt financing arrangement (see Note 9), including reducing the exercise price from $0.29 to $0.24 for the first tranche of 5 million warrants and reducing the exercise price from $1.00 to $0.69 for the second tranche of 5 million warrants.  The modification triggered anti-dilution protection in one series of previously issued warrants.  Previously outstanding warrants with exercise prices of $0.94 and $0.97 and which expire in May, 2011 were reset by $0.01 per warrant.  We determined this modification, calculated as the difference in fair value of the warrants immediately before and after the change in exercise prices, had no significant impact on our results.  We determined the modifications of the 10 million warrants derived an incremental cost of $135,000 using the Black-Scholes option-pricing model and the following assumptions:
Dividend rate = 0%
Risk free return of 0.98% and 1.91%
Volatility of 100% and 91%
Market price of $0.24 per share
Maturity of 2 and 4 years

Management has reviewed and assessed the warrants issued or modified during the three months ended December 31, 2010 and determined there are no changes to warrants that qualify for treatment as derivatives under applicable US GAAP rules, as discussed in Note 1 “Derivative Liabilities”.

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

Certain options granted under the 2008 Stock Plan may be exercised at any time for restricted stock of the Company if not otherwise prohibited by the Company’s Board of Directors.  Shares issued under the 2008 Stock Plan may be subject to a right of first refusal, one or more repurchase options, or other conditions and restrictions as determined by the Company’s Board of Directors in its discretion at the time the option is granted.  As of December 31, 2010 all of the 2008 Stock Plan option grants were exercisable. To date, no restricted stock has been issued under the 2008 Stock Plan.  Of the 2008 Stock Plan options exercisable, 7,119,452 options were vested and exercisable into unrestricted stock as of December 31, 2010.

The following table summarizes the 2002 Stock Plan and 2008 Stock Plan stock option activity during the three months ended December 31, 2010:

(Unaudited)	2002 Plan Number of Options	2008 Plan Number of Options	Total Number of Options	Weighted Average Exercise Price
Outstanding, September 30, 2010	15,812,268	14,104,332	29,916,600	$0.35
Granted	—	150,000	150,000	$0.35
Exercised	—	—	—	$—
Cancelled	(60,904)	(84,062)	(144,966)	$0.35
Outstanding, December 31, 2010	15,751,364	14,170,270	29,921,634	$0.35

Exercisable , December 31, 2010	15,346,464	14,170,270	29,516,734	$0.35

The weighted-average remaining contractual life of the options outstanding at December 31, 2010 was 6.3 years. The exercise prices of the options outstanding at December 31, 2010 ranged from $0.25 to $1.00, and information relating to these options is as follows (unaudited):

Range of Exercise Prices	Stock Options Outstanding	Stock Options Exercisable	Weighted Average Remaining Contractual Life in years	Weighted Average Exercise Price of Options Outstanding	Weighted Average Exercise Price of Options Exercisable
$ 0.25-0.34	728,000	728,000	6.00	$0.25	$0.25
$ 0.35-$0.49	29,164,234	28,759,334	6.27	$0.35	$0.35
$ 0.50-1.00	29,400	29,400	0.15	$1.00	$1.00
Total	29,921,634	29,516,734

During the three months ended December 31, 2010, the Company granted 150,000 options, respectively, with a weighted-average grant-date fair value of $0.17 per option, determined using the Black-Scholes option-pricing model. Additionally, during the three months ended December 31, 2010, the Company’s vested and cancelled options had a weighted-average grant-date fair value of $0.42 and $0.13 per option, respectively; and the Company’s non-vested options at the beginning and ending of the three month period ended December 31, 2010, had a weighted-average grant-date fair value of $0.32 and $0.31 per option, respectively.

During the three months ended December 31, 2010, approximately 505,000 options vested with an aggregate grant-date fair value of $211,000.

At December 31, 2010, the Company had 29,516,734 options exercisable with an aggregate intrinsic value of $3,000, an aggregate exercise value of $10,277,000, and a weighted-average remaining contractual life of 6.3 years.

NOTE 11 – SHARE-BASED COMPENSATION

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

Key assumptions used in valuing options granted during the three months ended December 31, 2010 and 2009 are as follows:

	Three Months Ended
	December 31,
	2010	2009
Risk Free Rate of Return	1.18%	2.18-2.30%
Volatility	95.6%	95.6%
Dividend yield	0%	0%
Expected life	5 years	5 years

The fair value of the Company’s share-based compensation was estimated at the date of grant using the Black-Scholes option-pricing model, assuming no dividends and using the valuation assumptions noted in the table above. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life (estimated period of time outstanding) of the stock options granted was estimated using the guidance provided by the FASB and SEC, including historical exercise behavior of employees and the option expiration date. The estimated volatility for option grants is the historical volatility for the equivalent look back period for the expected life of the grant. All volatility calculations were made on a daily basis.

Share-based compensation included in the results from continuing operations for the three months ended December 31, 2010 and 2009 was as follows:

(Unaudited, In Thousands)	Three Months Ended December 31,
	2010	2009
Cost of Revenue	$22	$18
Officer Compensation	240	327
Selling and marketing	99	85
Research and development	18	52
General and administrative	159	182
Totals	$538	$664

As of December 31, 2010, there was $1.9 million of total unrecognized compensation cost related to unamortized accrued share-based compensation arrangements related to stock options consisting of $1.4 million related to employee grants and $0.5 million related to consultant and director grants. The costs are expected to be recognized over a weighted-average period of 2.0 years.  Such amounts may change as a result of additional grants, forfeitures, modifications in assumptions and other factors.

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

For the three months ended December 31, 2010 and 2009, DeWind employee share-based compensation expense was reported in the Income (Loss) from Discontinued Operations in the amounts of $0 and $69,000, respectively (see further discussion at Note 2).

NOTE 12 – LITIGATION

Below we describe the legal proceedings we are currently involved in or which were resolved during the three months ended December 31, 2010 through the date we prepared this report:

(i) The FKI related matters:

FKI PLC and FKI Engineering Ltd v. Stribog Ltd and De Wind GmbH

On or about January 21, 2010, FKI Engineering Ltd. and FKI Engineering, formerly FKI Plc., filed an action against Stribog Ltd., formerly DeWind Ltd., in the Commercial Court, Queen’s Bench Division, United Kingdom (Case No. 2010 Folio 61). FKI’s claim is brought pursuant to an assignment agreement executed by the insolvency administrator assigning FKI the right to pursue claims on behalf of DeWind GmbH for amounts allegedly owed to DeWind GmbH from Stribog Ltd. In particular, the claim alleges that Stribog Ltd. is in breach of an August 1, 2005 business transfer agreement where DeWind GmbH agreed to sell and DeWind Ltd. agreed to purchase the assets of DeWind GmbH. FKI Engineering Ltd. and FKI Ltd. claim that DeWind GmbH is owed approximately 46,681,543 Euros (US $60,677,000 at November 30, 2010 exchange rates), which sum is comprised by a claim for principal in the sum of Euros 28,346,590 plus Value Added Tax of Euros 4,542,181, together with either interest of Euros 13,792,772 as at January 21, 2010 (continuing at a daily rate of Euros 7,316.63) or, in the alternative, statutory interest. Stribog Ltd. disputes that it owes any funds to DeWind GmbH and is vigorously contesting the validity of this allegation. Amongst other issues in dispute, the validity of the Assignment is currently subject to proceedings in both the Luebeck court in Germany (commenced by the company against FKI in September 2009) and the English courts (commenced by FKI in January 2010). The Luebeck court is expected to determine the dispute in the first half of 2011. Stribog also applied to stay the English proceedings on the basis that the issue was first filed in the German courts. This stay was not given in May 2010 but the Court of Appeal granted leave to appeal that decision in October 2010, which is likely to be heard in February 2011.

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

(ii) The Mercury related matters :

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

On October 18, 2010 the Court approved the expansion of the complaint to include additional defendants including additional Mercury subsidiaries, Mercury’s strander, General Cable Corporation, Mercury’s core producer Diversified Composites, and Individuals Morris, Harris, Chen, and Skonezny. The Company is asking for actual damages, treble damages, attorneys fees, interest, costs and injunctive relief. No estimate of such damages can be made at this time and no accrual for the Company’s future fees and costs is included in the Company's financial statements at September 30, 2010 or December 31, 2010.

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

NOTE 13 – SEGMENT INFORMATION

As of December 31, 2010, we manage and report our operations through one business segment: CTC Cable. When applicable, segment data is organized on the basis of products. Historically, the Company evaluates the performance of its operating segments primarily based on revenues and operating income, any transactions between reportable segments are eliminated in the consolidation of reportable segment data.

Located in Irvine, California with sales operations in Irvine, California, China, Europe, the Middle East, and Brazil, CTC Cable produces and sells ACCC® conductor products and related ACCC® hardware products. ACCC® conductor production is a two-step process. The Irvine operations produce the high capacity, energy efficient, light weight, patented composite ACCC® core, which is then shipped to one of nine conductor stranding licensees in the U.S., Canada, Belgium, China, Indonesia, India, Argentina, Columbia or Bahrain where the core is stranded with conductive aluminum to become ACCC® conductor.  ACCC® conductor is sold in North America directly by CTC Cable to utilities and by Alcan Cable.  ACCC® conductor is sold elsewhere in the world directly to utilities as well as through license and distribution agreements with Lamifil in Belgium, Midal Cable in Bahrain, Far East Composite Cable Co. in China, through two Indonesian companies, PT KMI Wire and Cable and PT Tranka Kabel, IMSA in Argentina, Centelsa in Colombia and now through Sterlite in India.  ACCC® conductor has been sold commercially since 2005 and is currently marketed worldwide to electrical utilities, transmission companies and transmission design/engineering firms.

The Company operates and markets its services and products on a worldwide basis. Revenues by geographical region are as follows:

(Unaudited, In Thousands)	Three Months Ended December 31,
	2010	2009
Europe	$342	$88
China	706	—
Middle East	203	—
Other Asia	24	7
North America	3,919	1,177
South America	—	1,429
Total Revenue	$5,194	$2,701

All long-lived assets, comprised of property and equipment, are located in the United States.

For the three months ended December 31, 2010, four customers represented 96% of revenue (one in the U.S. at 34%, one in Canada at 42%, one in China at 14% and one in the Belgium at 6%).  For the three months ended December 31, 2009, three customers represented 93.0% of revenue (two the U.S. at 40.0% and one in Chile at 53.0%).  No other customer represented greater than 5% of consolidated revenue.

NOTE 14 – SUBSEQUENT EVENTS (Unaudited)

None.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our interim financial statements and the related notes appearing at the beginning of this report. The interim financial statements and this Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended September 30, 2010 and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 14, 2010.

The following discussion and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” and similar terms. Our actual results could differ materially from any future performance suggested in this report as a result of factors, including those discussed elsewhere in this report and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010. All forward-looking statements are based on information currently available to Composite Technology Corporation and we assume no obligation to update such forward-looking statements, except as required by law. Service marks, trademarks and trade names referred to in this Form 10-Q are the property of their respective owners.

OVERVIEW

We develop, produce, market and sell innovative energy efficient and renewable energy products for the electrical utility industry.  We have conducted our operations in the following two business segments: the CTC Cable division and the DeWind division.  In September, 2009 we sold substantially all of the assets and liabilities of the DeWind segment.  Accordingly, all operations of our former DeWind segment have been reported as discontinued operations in the accompanying unaudited consolidated financial statements and notes thereto.

The financial results for the quarter ended December 31, 2010 reflected revenue increases caused by order flow improvement from customers in China, North America, and the Middle East offset by a decrease in revenues from South America.  CTC Cable business growth improved due to the beginning of the worldwide economic recovery that resulted in contract awards for several anticipated line projects that had specified ACCC® conductor in both new international markets and the United States.  This resulted in an increase to 422 kilometers of ACCC® products shipped in the December, 2010 quarter from 155 kilometers in the December, 2009 quarter.

Despite the increase in shipments over the prior year’s quarter, the low production levels for the quarter ended December 31, 2010 resulted in continued inefficiencies for our manufacturing plant in Irvine.  While our individual sales at historical standard costs were in line with historical margins, the historically low utilization of our plant resulted in a much less efficient allocation of our fixed overhead and trained production labor force.  If order levels and production levels increase, we expect to see gross margins in line with historical levels.

In November 2010 we signed a manufacturing agreement with Sterlite Technologies Limited located in India. The initial term for the agreement is six years with options to extend for additional terms.  The agreement allows for Sterlite to be the sole manufacturer of ACCC® conductor in India as long as Sterlite satisfies certain milestone conditions including sales and marketing targets, type registration, and minimum purchase quantities.  The agreement does not prevent other stranders from selling ACCC® conductor in India.  Other than losing their exclusivity within India, Sterlite is under no obligation to purchase ACCC® core from the Company currently or in the future and therefore the Company does not consider this to be a binding purchase agreement.  However, if Sterlite achieves the milestones listed in the contract, we could begin to see revenues from this agreement by the fourth fiscal quarter of 2011 with potentially significant and material revenues thereafter.  Future revenues from this transaction cannot be projected with any reasonable accuracy at this time and none of our current backlog results from this agreement.

In December 2010 we signed a manufacturing agreement with Taihan Electric Wire, LTD located in South Korea. The initial term for the agreement is one year with provisions for annual renewal.  The agreement allows for Taihan to be the sole manufacturer of ACCC® conductor in Korea for sales to the Korean market as long as Taihan satisfies certain milestone conditions including sales and marketing targets, type registration, and minimum purchase quantities.  The agreement does not prevent other stranders from selling ACCC® conductor in Korea.  Other than losing termination of the agreement, Taihan is under no obligation to purchase ACCC® core from the Company currently or in the future and therefore the Company does not consider this to be a binding purchase agreement.  However, if Taihan achieves the milestones listed in the contract, we could begin to see revenues from this agreement by the fourth fiscal quarter of 2011 with additional revenues thereafter.  Future revenues from this transaction cannot be projected with any reasonable accuracy at this time and none of our current backlog results from this agreement.

In December, 2010 we were awarded a contract worth approximately $13.9 million for ACCC® conductor and hardware with Adminstracion Nacional de Electricidad (“ANDE”) for the Licitación Pública Internacional ANDE project in Paraguay.  This contract bid award was conditional on the issuance of a performance bond and negotiation of the payment terms under letters of credit.  Since notification of the contract bid award, we have been negotiating with entities for the issuance of the specific performance bond required by ANDE, which we understand is ready to be issued as soon as an administrative review of the contract is completed  by the government in Paraguay due to a request by the losing bidder.  This administrative review should be completed by February 10, 2011.  The contract calls for delivery of the entire contracted amount within 150 days from the finalization of the contract, expected to begin soon in February upon successful completion of the administrative review, the issuance of the performance bond, and the delivery of an acceptable letter of credit to CTC Cable.  We therefore expect to ship and recognize the entire contracted amount within 150 days beginning with the quarter ending March 31, 2011. We have included the entire contracted amount in our firm order backlog as of February 7, 2011.

As of December 13, 2010, we entered into loan modifications with our senior secured lender for certain debt covenants resulting in a temporary waiver through January 14, 2011, refer to detailed discussion of the amendments at Note 9 to the unaudited interim consolidated financial statements.

CTC Cable Division

Located in Irvine, California with sales operations in Irvine, California; Beijing, China, Europe, the Middle East, India and Brazil, CTC Cable produces and sells ACCC® conductor products and related ACCC® hardware products. ACCC® conductor production is a two-step process, in which our Irvine operations produce the high capacity, energy efficient, light weight, patented composite ACCC® composite core, that is then shipped to one of nine conductor stranding licensees in the U.S., Canada, Belgium, China, Indonesia, India, Argentina, Colombia or Bahrain where the core is stranded with conductive aluminum to become ACCC® conductor.  ACCC® conductor is sold in North America directly by CTC Cable to utilities and by Alcan Cable.  ACCC® conductor is sold elsewhere in the world directly to utilities as well as through license and distribution agreements with Lamifil in Belgium, Midal Cable in Bahrain, Far East Composite Cable Co. in China, PT KMI Wire and Cable and PT Tranka Kabel in Indonesia, IMSA in Argentina, Centelsa in Colombia and now through Sterlite in India.  ACCC® conductor has been sold commercially since 2005 and is currently marketed worldwide to electrical utilities, transmission companies and transmission design/engineering firms.

RECENT DEVELOPMENTS

The Cable division’s focus during the quarter ended December 31, 2010 was sales, marketing, and operations with a goal to position CTC Cable for rapid revenue growth and expansion. The combination of a tentative but recovering worldwide economy, recent regulatory changes, and the focused efforts of our new CTC Cable President, Stewart Ramsay, who joined the Company in August 2010 coupled with the sales efforts of CTC Cable’s sales, marketing, and business development teams are beginning to drive an improved order flow and increased revenues.

Looking forward into the remainder of fiscal 2011, we expect to focus on penetrating new markets, monetize existing markets through follow-on orders, leverage our new and existing distributors, and restart sales in the Chinese market.  Our goal for 2011 is to land or monetize several long-term contracts for recurring ACCC® core sales in strategic locations including India, China, and North America.  In addition to this base of business, we will continue to open new markets elsewhere in the world and to conclude sales to new and repeat customers in our existing markets.

Our revenues for the fiscal 2010 and fiscal 2011 to date have been driven by individual contracts, as opposed to recurring repeat orders.  Therefore our revenues from quarter to quarter have varied considerably as the number of sizable contracts changes. Our revenues for the quarter ended December 31, 2010 of $5.2 million consisted of sales of $0.7 million to our customer in China, and $3.9 million to two customers in North America, all three of which were repeat customers.  The order into China was our first substantial new order into that market in nearly two years.  The remaining $0.6 million was from five customers around the world.  By comparison, our revenues for the December 31, 2009 quarter included $1.2 million in North America from five customers, $1.4 million in South America from one customer, and sales to three other customers totaling $0.1 million.

To provide additional insight into our current and future revenues, we provide additional information below about our sales pipeline and opportunities.

Sales Pipeline, Opportunities, and Backlog

We define our sales pipeline in terms of sales opportunities, sales commitments, sales orders (backlog), and revenues.  Our sales efforts over the past year have increased with our increased sales and marketing efforts and as of January 31, 2011 we have over $1 billion in worked sales opportunities.  Such opportunities consist of separate, unique transmission conductor projects that have been identified by our sales and marketing team as opportunities specified to sell ACCC® conductor, which have the potential to be designed or installed using ACCC® conductor within the next 24 months and for which contact points with those potential customers have been established.  Sales opportunities are listed at the estimated value of potential revenues to CTC Cable and tracked over time to closure. Opportunities that are being worked by CTC employees and consultants, which are currently expected to have a likelihood of award to CTC Cable within the next twelve months, include over 100 separate transmission projects with a total value of over $400 million.  Additional projects are worked in markets served by engineering consulting companies and stranding licensees.  We expect to close a fraction of the projects listed as sales opportunities, but to date, our sales volatility, the volatility of the economic environment and our limited history does not allow for a meaningful analysis of a reasonable estimate of our closure rate for our sales opportunities.

Purchase commitments consist of contracts with customers or stranding licensees that represent agreements to purchase ACCC® conductor or ACCC® core over periods of time.  The commitments which may be binding (take-or-pay) which would require delivery, or non-binding commitments which do not require delivery but which may carry other penalties such as those described below.  We currently have no binding purchase commitments from any of our customers or stranders.  The current commitments represent non-binding written agreements to purchase minimum quantities of ACCC® products in exchange for any or all of the following:  i) predetermined prices which may be pegged and adjustable to a certain raw material cost such as aluminum, ii) for exclusive rights to sales to certain customers, or iii) for exclusive rights to sales in certain geographic territories.  The extent of the commitment is that these licensees stand to lose any or all of the commitment benefits described in i) through iii) above if they fail to meet their minimum quantity orders.  The range of potential revenue if all of our non-binding commitments under our existing manufacturing and distribution agreements met their minimum quantity orders is between $35 million and $65 million of additional potential ACCC® core revenue over the next 12 to 18 months depending on core sizes and delivery schedules.  A considerable amount of time and effort has, and is expected to continue to be, expended to assist our network of stranders to meet or exceed their minimum commitments.

We define “firm backlog” as orders from customers or stranding licensees that are evidenced by a signed contract, purchase order or equivalent purchase document, or a signed sales order for stranding licensees under purchase commitment with agreed prices and delivery schedules.  We expect our entire firm backlog to eventually convert to delivered product and therefore revenues.  As of February 7, 2011 for delivery in the remainder of fiscal 2011 we have $17.2 million in firm backlog for delivery to customers in North America, South America, Europe, and Indonesia through the end of the September 2011 quarter.  Our comparable backlog for 2010 was $6.5 million.

In addition to the recovering economy, the adoption of ACCC® conductor has been positively impacted by a recent regulatory order in North America.  On October 7, 2010 the North American Electric Reliability Corporation (NERC) issued Order 810, which created a requirement for utilities with certain transmission and distribution lines to conduct review and remediation efforts and established substantial penalties for non-compliance.  Unless substantially modified, this edict will result in substantial expenditures on North American transmission lines over the next one to two years.  We believe that NERC 810 remediation using ACCC® conductors provides utilities with a cost-effective solution that is superior to other more costly and less effective solutions.  We have already begun to market ACCC® conductor as an alternative with positive initial results including several utilities who have begun line design work on critical projects and we have received tentative design wins which are included in our sales opportunities that are actively being worked by our sales and marketing team.  We expect orders from these opportunities to begin later in 2011 and which we expect will continue to drive ACCC® conductor adoption in North America to new and existing customers.

Production

We currently have sufficient production in our Irvine, CA ACCC® core facility to handle our expected revenues for the remainder of fiscal year 2011.  To the extent required, we have the ability to quickly add production capacity both through additional equipment into the Irvine facility or to open new production facilities.

We will continue to work to expand our ACCC® conductor production capacity through stranding and manufacturing agreements with targeted manufacturers worldwide.  Discussions with additional new stranding partners are underway at multiple locations worldwide in particular with several additional stranding manufacturers and distributors in China, Korea, and South America.  Additional sales efforts are also underway in the Middle East, Europe, and Africa.

Revenue

CTC Cable revenues were as follows for the three months ended December 31, 2010 and 2009:

(Unaudited, In Thousands - except kilometer related amounts)	Three Months Ended December 31,
	2010	2009
Europe	$342	$88
China	706	—
Middle East	203	—
Other Asia	24	7
North America	3,919	1,177
South America	—	1,429
Total Revenue	$5,194	$2,701
Kilometers shipped	422	155
ACCC® Core/Conductor Revenue per kilometer	$10,843	$14,226

The decrease in revenues per kilometer was due to a higher proportion of December 2010 sales as ACCC® core while nearly all of the December 2009 quarter sales were from ACCC® conductor.  Our firm order backlog as of February 7, 2011 was $17.2 million.

Our gross margins for the December 2010 quarter increased with our increased order and recognized revenue levels.  As a percentage of sales, gross margins improved to 27% of revenues as compared to 5% of revenues for 2009 quarter.  During the December 2010 quarter, we sold a higher proportion of ACCC® core, which carries higher margins per revenue dollar than ACCC® conductor.  Additionally, for the December 2010 quarter we had lower charges to inventory reserves than in the 2009 quarter.

CTC Cable operating expenses decreased from the December 2009 quarter due to a $0.3 million decrease in expenses, primarily related to lower overhead and other G&A cost reduction efforts offset by higher sales expenses due to increased spending efforts to support the increase in our order book and revenues.

Discontinued Operations – Stribog (formerly DeWind)

We had no changes to the status of the restricted cash related to the Daewoo Shipbuilding and Marine Engineering (DSME) transaction during the quarter ended December 31, 2010.  We continued discussions with the DSME team in December 2010 and January 2011.  Additional discussions are expected to continue into February 2011.  Refer to Note 2 to the consolidated financial statements.

The remaining assets and liabilities of the discontinued operations consist of the following:

(Unaudited, In Thousands)	December 31, 2010
ASSETS
Accounts Receivable, net	$698

LIABILITIES
Accounts Payable and Other Accrued Liabilities	$32,462
Deferred Revenues and Customer Advances	2,189
Warranty Provision	792
Total Liabilities	35,443

Net Liabilities of Discontinued Operations	$(34,745)

Significantly all of the assets and liabilities of the discontinued operations pertain to activities outside of the United States. The remaining operations of DeWind, consist of receipt of license fees from Chinese licensees of older DeWind technology and satisfaction of the remaining contracts that were not assumed by DSME, primarily the servicing of warranties related to wind turbines installed in Europe from 2006 through 2009, most of which are now expired, and one contract for 10 turbines sold to South America that as yet have not been installed. At December 31, 2010, included above in Accounts Payable and Other Accrued Liabilities are net payables related to formerly consolidated, now insolvent European subsidiaries of approximately $20 million, substantially all of which has been assigned by the insolvency receiver to FKI, a former owner of DeWind, currently engaged in legal activities with the Company (see Note 12 to the consolidated financial statements). At December 31, 2010, the net payables from insolvent subsidiaries are comprised of assets in the amount of $7 million and liabilities in the amount of $27 million. We did not receive any update from the insolvency receiver related to the assets and liabilities for the insolvent subsidiaries during the three months ended December 31, 2010. At December 31, 2010, also included in Accounts Payable and Other Accrued Liabilities is a $3.4 million provision to cover contingent liabilities estimated in connection with the DSME transaction, some of which are related to escrow claims made by DSME and subject to dispute and negotiation.  Accordingly, where probable and reasonably estimable, these accruals were included in the Loss on Sale of DeWind. We continue to maintain this accrual due to the ongoing uncertainties discussed at Note 2 to the consolidated financial statements.

RESULTS OF OPERATIONS

The following table presents a comparative analysis of Revenue, Cost of Revenues, and Gross Margins for continuing operations, our CTC Cable division:

	Three Months Ended December 31,
(Unaudited, In Thousands)	2010	2009
Product Revenue	$5,194	$2,701
Cost of Revenue	$3,783	$2,573
Gross Margin	$1,411	$128
Gross Margin %	27.2%	4.7%

PRODUCT REVENUE:  Product revenues increased $2.5 million, or 92%, from $2.7 million in 2009 to $5.2 million for the three months ended December 31, 2010.

The increase for the three months ended December 31, 2010 was primarily related to an increase in shipments of 267 km of ACCC® products to North America and China.

COST OF REVENUE: Cost of revenue represent materials, labor, freight, product cost depreciation and allocated overhead costs to produce ACCC® conductor, ACCC® core, and related hardware.  Cost of revenue increased $1.2 million, or 47%, from $2.6 million in 2009 to $3.8 million for the three months ended December 31, 2010.

Cost of revenue and resultant gross margin: The three months ended December 31, 2010 gross margin percentage increased primarily due to a change in product mix to higher margin ACCC® core products and lower charges to inventory reserves.

The following table presents a comparative analysis of operating expenses for continuing operations:

	Three Months Ended December 31,
	2010			2009
(Unaudited, In Thousands)	Corporate	Cable	Total	Corporate	Cable	Total
Officer Compensation	$487	$120	$607	$569	$—	$569
General and Administrative	1,107	967	2,074	2,607	1,257	3,864
Research and Development	—	562	562	—	656	656
Sales and Marketing	—	1,707	1,707	—	1,137	1,137
Depreciation and Amortization	2	61	63	—	97	97
Total Operating Expenses	$1,596	$3,417	$5,013	$3,176	$3,147	$6,323

OFFICER COMPENSATION: Officer Compensation represents CTC Corporate expenses and consists primarily of salaries, and the fair value of stock grants issued to officers of the Company. Officer compensation increased by $38,000 from 2009 to 2010 or 7% due to one additional officer on staff for all of the 2010 quarter as compared to one month in the 2009 quarter.

GENERAL AND ADMINISTRATIVE: General and administrative expense consists primarily of salaries and employee benefits for administrative personnel, professional fees, facilities costs, insurance, travel, share-based compensation charges and any expenses related to reserves for uncollectible receivables. G&A expense decreased $1.8 million, or 46%, from $3.9 million in 2009 to $2.1 million for the three months ended December 31, 2010.

The decrease of $1.8 million for the three months ended December 31, 2010 was due to a decrease in non-recurring expenses from 2009 including a $1.5 million decrease from corporate and $0.3 million decrease from Cable.  The corporate related G&A decrease is derived primarily from decreases in professional service fees, start-up costs related to the organization of a new entity, and payroll taxes accrued in 2009 in connection with an IRS payroll tax audit, as discussed in Note 1 (“Income Taxes”) to the consolidated financial statements.  The $0.3 million decrease in Cable related G&A is derived primarily from $0.3 million in headcount and facilities costs due to improvements over prior year expenses which included greater costs caused by idle capacity.

RESEARCH AND DEVELOPMENT:  Research and development expenses consist primarily of salaries, consulting fees, materials, tools, and related expenses for work performed in designing and developing of manufacturing processes for the Company's products. Research and Development expenses decreased by $94,000, or 14%, from $0.7 million in 2009.

The decrease of $94,000 for the three months ended December 31, 2010 was due to decreases in share-based compensation charges and professional service fees.

SALES AND MARKETING: Sales and marketing expenses consist primarily of salaries, consulting fees, materials, travel, and other expenses performed in marketing, sales, and business development efforts for the Company. Sales and marketing expenses increased $0.6 million, or 50%, from $1.1 million in 2009 to $1.7 million for the three months ended December 31, 2010.

The increase of $0.6 million for the three months ended December 31, 2010 was primarily related to increases in headcount costs, commissions on higher revenue balances, and professional services fees.

DEPRECIATION AND AMORTIZATION: Depreciation and amortization expense consists of the depreciation and amortization of the Company's capitalized assets used in operations, excluding product cost depreciation (refer to cost of revenue discussion above). Depreciation expense decreased $34,000, or 35%, from $97,000 in 2009 to $63,000 for the three months ended December 31, 2010.  The decrease was due to decreases in the fixed asset base.

INTEREST EXPENSE: Interest expense consists of the cash interest payable on the Company’s debt.  For 2009, interest expense consisted of the cash interest on $9.0 million of Convertible Notes with an 8% coupon rate as well as the non-cash expense for amortization of the Convertible Note discount recorded for the value of the warrants and conversion features issued in conjunction with the Convertible Notes.  For 2010, interest expense consisted of the cash interest on $10.0 million of 2 year Notes at as well as the non-cash expense for amortization of the Note discount recorded for the value of the warrants issued.

The decrease of $223,000 for the three months ended December 31, 2010, or 25%, is due to higher net financing costs in the prior quarter ended December 31, 2009 compared to fiscal 2010, including $277,000 of accrued interest from an IRS payroll tax audit (refer to “Income Taxes” in Note 1 to the consolidated financial statements), which was partially offset by a lower debt balance and interest rates in effect during the prior quarter ended December 31, 2009.

As of December 31, 2009 our debt balance consisted of principal debt at 8% interest, less unamortized debt discounts of $95,000, for a net debt balance of approximately $9.0 million.  As of December 31, 2010 our debt balance consisted of principal debt at 12.5% interest less unamortized debt discounts of $926,000, for a net debt balance of approximately $9.1 million.

INTEREST INCOME: The interest income changes from period to period are due to changes in the underlying cash balances.  Interest income decreased by $16,000 in the three months ended December 31, 2010 compared to the same period in the prior year.

OTHER INCOME/EXPENSE:  For the three months ended December 31, 2010, other income of $21,000 was primarily comprised of foreign exchange gains.  For the three months ended December31, 2009, other expense of $175,000 was primarily comprised of foreign exchange losses and $171,000 in penalties associated with the findings from the examination by the Internal Revenue Service for prior fiscals years ended September 30, 2001 through 2005 (refer to “Income Taxes” in Note 1 to the consolidated financial statements).

CHANGE IN FAIR VALUE OF DERIVATIVE LIABILITIES: Refer to discussion at Note 1 (“Derivative Liabilities”) to the consolidated financial statements.

INCOME TAXES:  We made provisions for income taxes of $0 and $14,000 for the three months ended December 31, 2010 and 2009, respectively. We have determined that due to our continuing operating losses as well as the uncertainty of the timing of profitability in future periods, we should fully reserve our deferred tax assets. As of December 31, 2010, our deferred tax assets continued to be fully reserved. We will continue to evaluate, on a quarterly basis, the positive and negative evidence affecting our ability to realize our deferred tax assets.

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

EFFECTS OF EXCHANGE RATE CHANGES: We are subject to price risks arising from exchange rate fluctuations in the functional currency of our European subsidiaries, primarily the Euro, the UK Sterling and the Chinese Yuan.  We currently do not hedge the exchange rate risk related to our assets and liabilities and do not hedge the exchange rate risk related to expected future operating expenses.

RECONCILIATION OF NON-GAAP MEASURES

The following tables present a reconciliation of consolidated non-GAAP EBITDAS or Earnings before Interest, Taxes, Depreciation & Amortization, and Share-based Compensation charges for continuing operations for the three months ended December 31, 2010 and 2009:

The Company has provided non-GAAP measures such as EBITDAS in the following management discussion and analysis. The Company uses the non-GAAP information internally as one of several measures used to evaluate its operating performance and believes these non-GAAP measures are useful to, and have been requested by, investors as they provide additional insight into the underlying operating results viewed in conjunction with United States generally accepted accounting principles (US GAAP) operating results.  For the non-GAAP EBITDAS measure, a significant portion of non-cash expenses is excluded, primarily for interest, depreciation and for share-based compensation charges that are valued based on the share price and volatility at the date of grant and then expensed as earned, typically upon vesting of service over time.  The material limitation of non-GAAP EBITDAS compared with Net Income/Loss is that significant non-cash expenses are excluded.  Management compensates for such limitation by utilizing EBITDAS only for particular purposes and that it evaluates EBITDAS in the context of other metrics such as Net Income/Loss when evaluating the Company’s performance and financial condition. Non-GAAP measures are not stated in accordance with, should not be considered in isolation from, and are not a substitute for, US GAAP measures. A reconciliation of US GAAP to non-GAAP results has been provided in the financial tables below.  We will include the change in fair value of derivative liabilities, asset impairments and warrant modification expense in our reconciliation as well.

	Three Months Ended December 31,
	2010			2009
(Unaudited, In Thousands)	Corporate	Cable	Total	Corporate	Cable	Total
EBITDAS:
Net loss from continuing operations	$(2,589)	$(2,002)	$(4,591)	$(3,474)	$(3,012)	$(6,486)
Depreciation and amortization	2	88	90	—	216	216
Share-based compensation	330	208	538	501	163	664
Change in fair value of derivative liabilities	341	—	341	(774)	—	(774)
Interest expense, net	669	—	669	887	(11)	876
Income tax expense	—	—	—	14	—	14
EBITDAS Loss	$(1,247)	$(1,706)	$(2,953)	$(2,846)	$(2,644)	$(5,490)

Consolidated EBITDAS Loss for the three months ended December 31, 2010 for continuing operations decreased by $2.5 million as compared to 2009 due to a $1.6 million decrease from corporate and a $0.9 million decrease from our Cable operations. The total increase was primarily due improved gross margins and decreased operating expenses.

NET LOSS

The following table presents the components of our total net loss:

	Three Months Ended December 31,
(Unaudited, In Thousands)	2010	2009
Net Loss from Continuing Operations	$(4,591)	$(6,486)

Income (Loss) from Discontinued Operations (Note 2)	1,393	(1,222)

Net Loss	$(3,198)	$(7,708)

Our current period net loss decreased by $4.5 million to $3.2 million for the three months ended December 31, 2010 from $7.7 million in 2009. This net loss decrease is due to:

•	An increase in Gross Margin from continuing operations of $1.3 million from 2009 to 2010.

•	A decrease in Total Operating Expense from continuing operations of $1.3 million from 2009 to 2010.

•	An increase in Total Other Expense from continuing operations of $0.7 million from 2009 to 2010.

•	A decrease in Loss from Discontinued Operations of $2.6 million from a loss of $1.2 million in 2009 to a gain of $1.4 million in 2010.

Gross Margin: As discussed above, the gross margin increase of $1.3 million is primarily due to increased revenues, an improved product mix to higher margin ACCC® core and improved production efficiencies.

Total Operating Expense: As detailed above, the total decrease in operating expense is driven by significant decreases in general and administrative expenses totaling $1.8 million, a $0.1 million decrease for officer compensation, offset by an increase in sales and marketing expenses of $0.6 million for the three months ended December 31, 2010 compared to 2009.

Total Other Expense: As discussed above, the total other expense decrease is primarily due to a $1.1 million change in fair value of derivatives liabilities from a $0.8 million gain in 2009 to a $0.3 loss in 2010, offset by reduced interest and other expenses of $0.4 million in the three months ended December 31, 2010 compared to 2009 (refer to discussion above).

Loss from Discontinued Operations: As discussed above and detailed in Note 2 to the consolidated financial statements, the $2.6 million change from a $1.2 million loss for 2009 to a $1.4 gain for the December 2010 quarter is derived from the September, 2009 DeWind asset sale and related discontinuation of the DeWind business segment.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, our principal sources of working capital have been private debt issuances and equity financings.

For the three months ended December 31, 2010, we had a net loss from continuing operations of $4.6 million. At December 31, 2010 we had $1.9 million of cash and cash equivalents, which represented a net decrease of $1.1 million from September 30, 2010. The decrease was due to cash used in operations of $1.1 million and cash used in investing activities of $34,000.

Cash used in operations during the three months ended December 31, 2010 of $1.1 million was primarily the result of a net loss of $3.2 million and income from discontinued operations of $1.4 million, offset by net non-cash reconciling items of $1.2 million (comprised of depreciation and amortization of $0.4 million, common stock related charges of $0.6 million and a loss from the change in fair value of derivative liabilities of $0.3 million, offset by net inventory charges of $0.1 million) and net cash provided from working capital of $2.4 million (comprised of positive changes in accounts payable of $1.6 million, accounts receivable of $1.2 million, inventory of $0.7 million and other assets of $0.1 million, primarily offset by a negative change in deferred revenue of $1.2 million). Additionally, cash used in operations was impacted by a negative change in net assets/liabilities from discontinued operations of $0.1 million.

Cash used in investing activities during the three months ended December 31, 2010 of $34,000 was primarily from the purchase of computer hardware/software and equipment put in service in anticipation of increased cable manufacturing activities.

We had no cash provided from, or used in, financing activities during the three months ended December 31, 2010.

Our cash position as of December 31, 2010 was $1.9 million.  In April 2010, we raised $10.0 million in senior secured debt, net of $0.3 million in fees (refer to Note 9 to the consolidated financial statements).  Our senior secured debt agreement includes certain restrictive financial covenants that the Company was in compliance with, by way of the conditional waiver signed in December 2010 (see discussion in Note 9 to the consolidated financial statements).  In July 2010, in connection with the DeWind asset sale (refer to Note 2 to the consolidated financial statements), the Company received $836,000 of the escrowed cash, which was used to pay a vendor claim, leaving $16.4 million remaining in escrow, which continues to be held in escrow as of December 31, 2010.  We believe our current cash position, future capital raises, expected cash flows from revenue orders, potential recovery of additional escrowed cash, and value of “in-the-money” options and warrants will be sufficient to fund our operations for the next twelve months ending December 31, 2011 on a consolidated basis.  Due to the sale of substantially all of the DeWind business, recorded as discontinued operations, the cash requirements of the Company have decreased as a result of significantly lower cash operating expenses and the elimination of inventory purchases for costly wind turbine parts.  As CTC Cable has sufficient production capacity in its existing plant to achieve profitability, it is not expected that significant capital expenditures will be required to expand production, as seen in prior years.  CTC Cable has also significantly reduced its reliance on one customer as compared to prior fiscal years, which has lowered its customer concentration risk.  Additionally, as needed, we intend to continue the practice of issuing stock, debt, or other financial instruments for cash or for payment of services or debt extinguishment until our cash flows from the sales of our primary products is sufficient to fully provide for cash used in operations or if we believe such a financing event would be a sound business strategy. The Company received a report from its independent auditors for the year ended September 30, 2010 that included an explanatory paragraph describing the uncertainty as to the Company's ability to continue as a going concern. As of December 31, 2010, our consolidated financial statements contemplate the ability to continue as such and do not include any adjustments that might result from this uncertainty.  Therefore, the Company has conservatively estimated, assuming no additional net cash receipts are generated from the escrowed cash and, if needed, we do not close a financing transaction that provides adequate cashflow, that our ability to continue operations after September 30, 2011 is uncertain (refer to “Going Concern” in Note 1 to the consolidated financial statements).

CAPITAL EXPENDITURES

The Company does not have any material commitments for capital expenditures.

OFF BALANCE SHEET ARRANGEMENTS

As of December 31, 2010, we have no off balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations (including interest expense) and commitments as of December 31, 2010:

		Due in		In excess of
(Unaudited, In Thousands)	Total	Year 1	In Years 2-3	3 Years

Warranty Provisions (A)	$477	$294	$183	$—
Debt Obligations (B)	$11,615	$11,250	$365	$—
Operating Lease Obligations	$2,207	$991	$1,216	$—

(A) Warranty provisions are discussed in Note 8 to the consolidated financial statements.

(B) Senior secured loan due April 2012 and the related estimated monthly interest-only payments (see Note 9 to the consolidated financial statements).

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations is based on our Consolidated Financial Statements, which have been prepared in accordance with US GAAP.  Critical accounting policies and estimates, included in Note 1 to the consolidated financial statements, are as follows:

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

CTC Cable sales in the three months ended December 31, 2010 and 2009 consisted of stranded ACCC® conductor and ACCC® hardware sold to end-user utilities and sales of ACCC® core and ACCC® hardware to our stranding manufacturers.  All ACCC® product related sales were recognized upon delivery of product and transfer of title.  For ACCC® conductor product sales made directly by us and not through a manufacturer or distributor, through a third-party insurance company, we provide the option to purchase an extended warranty for periods up to five, seven or ten years. We allocate a portion of sales proceeds to the estimated fair value of the cost to provide such a warranty.  To date, most of our ACCC® related product sales have been without extended warranty coverage.  Additionally, all ACCC® conductor is sold to our end-user customers with a standard three-year product warranty. The Company purchases a three-year term product warranty liability insurance policy for all ACCC® conductor sold directly by the Company to mitigate any product warranty liability risk.  Revenues from ACCC® conductor sold directly to end-user customers are recorded net of the cost of the three-year term insurance policy.

CONSULTING REVENUE. Consulting revenues are generally recognized as the consulting services are provided. We have entered into service contract agreements with electric utility and utility services companies that generally require us to provide engineering or design services, often in conjunction with current or future product sales. In return, we receive engineering service fees payable in cash.  In the three months ended December 31, 2010 and 2009, we recognized no consulting revenues.

Multiple-element revenue arrangements are recognized with the overall arrangement fee being allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by vendor specific objective evidence or third-party evidence, or are based on the Company's estimated selling price.  Historically, except for the product warranty element discussed above, we have not had any multiple-element revenue arrangements.

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

Use of Estimates

The preparation of our financial statements conform with US GAAP, which requires management to make estimates and judgments in applying our accounting policies that have an important impact on our reported amounts of assets, liabilities, revenue, expenses and related disclosures at the date of our financial statements. On an on-going basis, management evaluates its estimates including those related to accounts receivable, inventories, share-based compensation, warranty provisions and derivative liabilities, as applicable. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from management’s estimates. We believe that the application of our accounting policies requires significant judgments and estimates on the part of management. We believe that the estimates, judgments and assumption upon which we rely are reasonable, and based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the period presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. In many cases, the accounting treatment of a particular transaction is specifically dictated by US GAAP and does not require management's judgment in its application. There are also many areas in which management's judgment in selecting among available alternatives would produce a materially different result.

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

Derivative Financial Instruments

The Company issues financial instruments in the form of stock options and stock warrants, and debt conversion features as part of its debt issuances. The Company has not issued any derivative instruments for hedging purposes since its inception. The Company uses the specific guidance and disclosure requirements provided in US GAAP. Generally, freestanding derivative contracts where settlement is required by physical share settlement or where the Company has a choice of share or net cash settlement are accounted for as equity. Contracts where settlement is in cash or in net share settlement; or where the counterparty may choose cash settlement are accounted for as a liability. Under current US GAAP, certain of our warrants are subject to liability accounting treatment (see discussion below under “Derivative Liabilities”), while our stock options are considered indexed to the Company’s stock and are accounted for as equity.

The values of the financial instruments are estimated using the Black-Scholes option-pricing model. Key assumptions used to value options and warrants granted, issued or repriced are as follows:

	December 31,
	2010	2009
Risk Free Rate of Return	0.98-1.91%	0.82-2.30%
Volatility	91-100%	96-108%
Dividend yield	0%	0%
Expected life	2-5 yrs	2-2.6 yrs

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

For the three months ended December 31, 2010 and 2009, we recognized a gain/(loss) of $(341,000) and $774,000, respectively, related to the revaluation of our derivative liabilities.  The 2010 revaluation loss resulted from an increase in our stock price from the prior quarter and the re-pricing of certain warrants, as further discussed in Note 10 to the consolidated financial statements.  The 2009 revaluation gain resulted mainly from the decrease in our stock price from the prior quarter.

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

Share-Based Compensation

US GAAP requires that compensation cost relating to share-based payment arrangements be recognized in the financial statements. US GAAP requires measurement of compensation cost for employee share-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options is determined using the Black-Scholes valuation model. Such fair value is recognized as expense over the service period, net of estimated forfeitures.

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

Convertible Debt

Convertible debt is accounted for under specific guidelines established in US GAAP. The Company records a beneficial conversion feature (BCF) related to the issuance of convertible debt that have conversion features at fixed or adjustable rates that are in-the-money when issued and records the fair value of warrants issued with those instruments. The BCF for the convertible instruments is recognized and measured by allocating a portion of the proceeds to warrants and as a reduction to the carrying amount of the convertible instrument equal to the intrinsic value of the conversion features, both of which are credited to paid-in-capital or liabilities as appropriate. The Company calculates the fair value of warrants issued with the convertible instruments using the Black-Scholes valuation method, using the same assumptions used for valuing employee options, except that the contractual life of the warrant is used. Upon each issuance, the Company evaluates the variable conversion features and determines the appropriate accounting treatment as either equity or liability, in accordance with US GAAP. The Company first allocates the value of the proceeds received to the convertible instrument and any other detachable instruments (such as detachable warrants) on a relative fair value basis and then determines the amount of any BCF based on effective conversion price to measure the intrinsic value, if any, of the embedded conversion option. Using the effective yield method, the allocated fair value is recorded as a debt discount or premium and is amortized over the expected term of the convertible debt to interest expense. For a conversion price change of a convertible debt issue, the additional intrinsic value of the debt conversion feature, calculated as the number of additional shares issuable due to a conversion price change multiplied by the previous conversion price, is recorded as additional debt discount and amortized over the remaining life of the debt.  As of December 31, 2010, we had no convertible debt outstanding.

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

As of December 31, 2010 we did not hold any derivative financial instruments for speculative or trading purposes. The primary objective of our investment activities is the preservation of principal while maximizing investment income and minimizing risk. As of December 31, 2010, we had $1.9 million in cash and cash equivalents including short-term investments purchased with original maturities of three months or less. Due to the short duration of these financial instruments, we do not expect that a change in interest rates would result in any material loss to our investment portfolio.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934. Disclosure controls and procedures are controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of December 31, 2010 because of the material weaknesses identified during management’s annual assessment of internal control over financial reporting for the year ended September 30, 2010.

Internal Control over Financial Reporting

Refer to “Item 9A – Controls and Procedures” in our Form 10-K filed with the Securities and Exchange Commission on December 14, 2010 for management’s annual report on internal control over financial reporting.   The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2010.  In making this assessment, the Company’s management used the criteria set forth in the framework established by the Committee of Sponsoring Organizations of the Treadway Commission entitled “Internal Control – Integrated Framework”.  Based on their assessment, management concluded that, as of September 30, 2010, the Company’s internal control over financial reporting is not effective based on those criteria, because of the material weaknesses identified.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the first quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The Company's management has identified the steps necessary to address the material weaknesses identified as of September 30, 2010, as follows:

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material changes to the Legal Proceedings described in Form 10-K filed with the Securities and Exchange Commission on December 14, 2010. See Note 12 (“Litigation”) to the consolidated financial statements in this document, which is incorporated by reference herein.

Item 1A. Risk Factors

The following risk factors have changed or have been updated for recent information as compared to the Risk Factors listed in Form 10-K filed with the Securities and Exchange Commission on December 14, 2010. Such risk factors should be read in conjunction with the risk factors listed in such Form 10-K.

WE EXPECT FUTURE LOSSES AND OUR FUTURE PROFITABILITY IS UNCERTAIN.

Prior to acquiring Transmission Technology Corporation, or TTC, in November 2001, we were a shell corporation having no operating history, revenues from operations, or assets since December 31, 1989. We have recorded approximately $89 million in ACCC® product sales since inception. Historically, we have incurred substantial losses and we may experience significant quarterly and annual losses for the foreseeable future. We may never become profitable. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. We expect the need to significantly increase our general administrative and product prototype and equipment prototype production expenses, as necessary. As a result, we will need to generate significant revenues and earnings to achieve and maintain profitability.

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

WE HAVE EXCEEDED THE FINANCIAL THRESHOLDS OF OUR DEBT COVENANTS UNDER OUR SENIOR SECURED DEBT. THE SENIOR SECURED DEBT ISSUED BY THE COMPANY IN APRIL 2010 INCLUDES RESTRICTIVE DEBT COVENANTS WHICH MAY LIMIT OUR ABILITY TO OPERATE, OBTAIN FINANCING, OR WHICH MAY IMPAIR THE ASSETS OF THE COMPANY IN THE EVENT OF A LOAN DEFAULT.

We entered into a loan agreement in April 2010 which includes restrictive debt covenants that include both a liquidity covenant, which requires a minimum combined cash and accounts receivable balance in excess of $7.5 million, and a profitability covenant which allows for a maximum level of accumulated non-GAAP losses after March 31, 2010 of $5 million, adjusted for non-cash items and timing of revenue recognition.  The debt is secured by substantially all assets of the Company.  We are currently in violation of our debt covenants and may therefore be placed into default by our lenders.  If we cannot cure or renegotiate the debt covenants, or refinance the debt in total or in part, the lenders could pursue remedies included in the loan agreement which may include any or all of the following: immediate collection of the loan, assignment of cash receipts, control of the Company’s bank accounts, or liquidation of the Company’s assets in part or in full.  As of December 31, 2010, we were in compliance with its covenants by way of a conditional waiver signed on December 13, 2010.

OUR INDEPENDENT AUDITORS ISSUED AN UNQUALIFIED REPORT AND INCLUDED AN EMPHASIS PARAGRAPH AS OF AND FOR THE YEAR ENDED SEPTEMBER 30, 2010 WITH RESPECT TO OUR ABILITY TO CONTINUE AS A GOING CONCERN, AND WE MAY NEVER ACHIEVE PROFITABILITY.

For the year ended September 30, 2010, our accountants issued a report relating to our audited financial statements which contains a qualification with respect to our ability to continue as a going concern because, among other things, our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future or to obtain the necessary financing to meet our obligations and repay our liabilities from normal business operations when they come due. There is no guarantee that the products will be accepted or provide a marketable advantage, and therefore, no guarantee that the commercialization will ever be profitable. For the fiscal year ended September 30, 2010, we had a net loss of $19,767,000 and negative cash flows from operating activities – continuing operations of $17,358,000. During the three months ended December 31, 2010, the Company incurred a net loss of $3,198,000 and had negative cash flows from operating activities – continuing operations of $941,000. In addition, the Company had an accumulated deficit of $280,728,000 at December 31, 2010. As of December 31, 2010, our consolidated financial statements contemplate the ability to continue as such and do not include any adjustments that might result from this uncertainty (refer to “Going Concern” in Note 1 to the consolidated financial statements).

OUR BUSINESS MAY BE SUBJECT TO INTERNATIONAL RISKS.

We are pursuing international business opportunities, including in South America, Europe, Russia, India, China, Mexico, the Middle East, Indonesia, certain far eastern countries and Africa. As to international business in South America, we recently received a large order in Paraguay and we expect a significant portion of our revenue may be derived from that country for the next two quarters.  Our Cable business model has been implemented in the United States, Canada, Europe, Bahrain, Indonesia, and China.  We produce ACCC® core in the United States for delivery to our stranding licensees under manufacturing and distribution agreements for ACCC® conductor deliveries made to date in the United States and China. Expansion internationally will depend on our adaptation of this model to other international markets and may be costly and time consuming. Risks inherent in international operations in general include:

(i) unexpected changes in regulatory requirements, export restrictions, tariffs and other trade barriers;

(ii) challenges in staffing and managing foreign operations;

(iii) differences in technology standards, employment laws and business practices;

(iv) longer payment cycles and problems in collecting accounts receivable;

(v) political instability;

(vi) changes in currency exchange rates;

(vii) performance bond requirements;

(viii) currency exchange controls; and

(ix) potentially adverse tax consequences.

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

The market price of our common stock may be subject to significant fluctuations in response to our operating results, announcements of new products or market expansions by us or our competitors, changes in general conditions in the economy, the financial markets, the electrical power transmission and distribution industry, or other developments and activities affecting us, our customers, or our competitors, some of which may be unrelated to our performance. The sale or attempted sale of a large amount of common stock into the market may also have a significant impact on the trading price of our common stock. During the last 12 fiscal months ending December 31, 2010, the closing bid prices for our common stock have fluctuated from a high of $0.31 to a low of $0.17. Fluctuations in the trading price or liquidity of our common stock may adversely affect our ability to raise capital through future equity financings.

OUR FUTURE REVENUE IS UNPREDICTABLE AND COULD CAUSE OUR OPERATING RESULTS TO FLUCTUATE SIGNIFICANTLY FROM QUARTER TO QUARTER.

Our quarterly revenue and operating results are difficult to predict and may fluctuate significantly from quarter to quarter.  Our business consists of a small number of relatively large dollar transactions and the timing of revenue recognition is heavily dependent on customer defined delivery dates and shipping schedules which may impact the timing of revenue recognition.  Historically, our CTC Cable business has had a significant portion of its revenue sourced from one customer in China and revenue recognition is determined by shipment of products to this customer subject to their delivery schedules.  Our revenues for much of fiscal 2011 is expected to be sourced from one customer in Paraguay.  Since our revenues may fluctuate and are difficult to predict, and our expenses are largely independent of revenues in any particular period, it is difficult for us to accurately forecast revenues and profitability.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

Number	Description

2.1 (4)	Asset Purchase Agreement by and between Daewoo Shipbuilding & Marine Engineering Co. Ltd. and DeWind, Inc. and the Registrant dated as of August 10, 2009.

2.2 (4)	Asset Purchase Agreement by and between Daewoo Shipbuilding & Marine Engineering Co. Ltd. and DeWind, Ltd. dated as of August 10, 2009.

2.3 (5)
Amendment No. 1 dated as of September 4, 2009 to the Asset Purchase Agreement by and between Daewoo Shipbuilding & Marine Engineering Co. Ltd. and DeWind, Inc. and the Registrant dated as of August 10, 2009.

2.4 (5)	Amendment No. 1 dated as of September 4, 2009 by and between Daewoo Shipbuilding & Marine Engineering Co. Ltd. and DeWind, Ltd. dated as of August 10, 2009.

3.1 (1)	Articles of Incorporation of the Company.

3.2 (2)	Certificate of Amendment to Articles of Incorporation.

3.3 (3)	Bylaws of Composite Technology Corporation, as modified January 6, 2006.

10.1 (6)
Conditional Waiver and Modification to Loan and Security Agreement by and between Partners for Growth II, L.P., Composite Technology Corporation, CTC Cable Corporation and CTC Renewables Corporation, dated December 13, 2010.

10.2 (6)
Conditional Waiver and Modification No. 2 to Loan and Security Agreement by and between Partners for Growth II, L.P., Composite Technology Corporation, CTC Cable Corporation and CTC Renewables Corporation, dated December 13, 2010.

10.3 (6)	Amended and Restated Warrant.

10.4 (6)	Amended and Restated Warrant.

31.1 (7)	Rule 13a-14(a) / 15d-14(a)(4) Certification of Chief Executive Officer.

31.2 (7)	Rule 13a-14(a) / 15d-14(a)(4) Certification of Chief Financial Officer.

32.1 (7)	Section 1350 Certification of Chief Executive Officer.

32.2 (7)	Section 1350 Certification of Chief Financial Officer.

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

(6) Incorporated herein by reference to Form 8-K filed with the U.S. Securities and Exchange Commission on December 17, 2010.

(7) Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPOSITE TECHNOLOGY CORPORATION
(Registrant)

Date: February 9, 2011	By: /s/ Benton H Wilcoxon
Benton H Wilcoxon
Chief Executive Officer
(Principal Executive Officer)

Date: February 9, 2011	By: /s/ Domonic J. Carney
Domonic J. Carney
Chief Financial Officer
(Principal Financial and Accounting Officer)