Form 10-Q
period 2011-03-31
COMPOSITE TECHNOLOGY CORP
filed 2011-06-15
CIK 317477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of: June 15, 2011

CLASS	NUMBER OF SHARES OUTSTANDING
Common Stock, par value $0.001 per share	288,519,660 shares

COMPOSITE TECHNOLOGY CORPORATION
Form 10-Q for the Quarter ended March 31, 2011

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PAR VALUE AND SHARE AMOUNTS)

	March 31, 2011	September 30, 2010
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$4,720	$2,998
Restricted Cash, Current Portion	1,818	11,689
Accounts Receivable, net of reserve of $87 and $217, respectively	1,572	2,339
Inventory	3,232	3,557
Prepaid Expenses and Other Current Assets	1,002	1,111
Current Assets of Discontinued Operations	268	2,220
Total Current Assets	12,612	23,914

Property and Equipment, net of accumulated depreciation of $2,906 and $2,721, respectively	2,802	2,936
Restricted Cash, Non-Current	3,000	4,667
Other Assets	579	778
TOTAL ASSETS	$18,993	$32,295

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts Payable and Other Accrued Liabilities	$8,776	$6,012
Deferred Revenue and Customer Advances	303	1,386
Warranty Provision	251	306
Derivative Liabilities – Current	—	2
Loans Payable – Current, net of discount of $636 and $919, respectively	9,464	9,081
Current Liabilities of Discontinued Operations	33,753	38,507
Total Current Liabilities	52,547	55,294

LONG-TERM LIABILITIES
Long-Term Portion of Deferred Revenue	436	514
Long-Term Portion of Warranty Provision	130	218
Derivative Liabilities – Long-Term	1,281	1,295
Total Long-Term Liabilities	1,847	2,027
Total Liabilities	54,394	57,321

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)
Common Stock, $.001 par value; 600,000,000 shares authorized; 288,519,660 and 288,269,660 issued and outstanding, respectively	289	288
Additional Paid in Capital	253,635	252,215
Accumulated Deficit	(289,327)	(277,530)
Accumulated Other Comprehensive Income	2	1
Total Shareholders’ (Deficit)	(35,401)	(25,026)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$18,993	$32,295

The accompanying notes are an integral part of these financial statements.

COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010

Revenue	$1,393	$4,252	$6,587	$6,953

Cost of Revenue	1,179	3,241	4,962	5,724
Gross Profit	214	1,011	1,625	1,229

OPERATING EXPENSES
Officer Compensation	622	816	1,229	1,385
General and Administrative	1,835	3,126	3,909	6,991
Research and Development	591	490	1,153	1,146
Sales and Marketing	1,791	1,847	3,498	2,984
Depreciation & Amortization	57	163	120	259
Total Operating Expenses	4,896	6,442	9,909	12,765
LOSS FROM OPERATIONS	(4,682)	(5,431)	(8,284)	(11,536)

OTHER INCOME / (EXPENSE)
Interest Expense	(949)	(175)	(1,619)	(1,068)
Interest Income	—	5	1	21
Other Income / (Expense)	39	—	59	(264)
Change in Fair Value of Derivative Liabilities (Note 1)	491	66	151	840
Total Other Expense	(419)	(104)	(1,408)	(471)

Loss from Continuing Operations before Income Taxes	(5,101)	(5,535)	(9,692)	(12,007)
Income Tax Expense	—	—	—	14
NET LOSS FROM CONTINUING OPERATIONS	(5,101)	(5,535)	(9,692)	(12,021)

Income (Loss) from Discontinued Operations, net of tax of $0, $0, $0 and $1, respectively (Note 2)	(3,498)	2,307	(2,104)	1,085
NET LOSS	(8,599)	(3,228)	(11,796)	(10,936)

OTHER COMPREHENSIVE INCOME
Foreign Currency Translation Adjustment, net of tax of $0	—	—	1	—
COMPREHENSIVE LOSS	$(8,599)	$(3,228)	$(11,795)	$(10,936)

BASIC AND DILUTED LOSS PER SHARE
Loss per share from continuing operations	$(0.02)	$(0.02)	$(0.03)	$(0.04)
Income (loss) per share from discontinued operations	$(0.01)	$0.01	$(0.01)	$—
TOTAL BASIC AND DILUTED LOSS PER SHARE	$(0.03)	$(0.01)	$(0.04)	$(0.04)
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING	288,508,549	288,233,818	288,387,792	288,167,108

The accompanying notes are an integral part of these financial statements.

COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Six Months Ended March 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,796)	$(10,936)
Adjustments to reconcile net loss to net cash used in operating activities:
(Income) loss from discontinued operations	2,104	(1,085)
Interest and deferred finance charge amortization related to detachable warrants and fixed conversion features	924	542
Depreciation and amortization	185	318
Share-based compensation	987	1,489
Amortization of prepaid expenses paid in stock/warrants	34	180
Issuance of warrants for services	254	57
Issuance of stock for services	50	45
Change in fair value of derivative liabilities	(151)	(840)
Bad debt expense (recovery)	29	31
Loss on disposal of fixed assets	—	90
Changes in Assets / Liabilities:
Accounts receivable	738	(75)
Inventory	325	1,549
Prepaids and other current assets	(108)	(324)
Other assets	167	9
Accounts payable and other accruals	2,641	(688)
Deferred revenue	(1,162)	40
Accrued warranty liability	(143)	33
Net assets/liabilities of discontinued operations	(4,907)	(2,535)
Net cash used in operating activities	$(9,829)	$(12,100)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of property and equipment	$(50)	$(124)
Restricted cash	11,538	(8)
Net cash provided by (used in) investing activities	$11,488	$(132)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from exercise of options	$—	$7
Proceeds from loans payable	899	—
Repayments of loans payable	(836)	(9,037)
Net cash provided by (used in) financing activities	$63	$(9,030)
Total net increase (decrease) in cash and cash equivalents	$1,722	$(21,262)
Cash and cash equivalents at beginning of period	2,998	23,968
Cash and cash equivalents at end of period	$4,720	$2,706

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
INTEREST PAID	$695	$430
INCOME TAX PAID	$—	$14

The accompanying notes are an integral part of these financial statements.

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

During the six months ended March 31, 2011, the Company:

Issued 1,400,000 warrants at an exercise price of $0.25 per share to six accredited investors, none of whom are affiliates of the Company, in conjunction with $700,000 Bridge Notes financing totaling $700,000.  The Company recorded $180,000 as debt discount for the warrants issued, and recorded $169,000 to interest expense during the six months ended March 31, 2011.  See Note 9.

Issued 472,548 warrants at an exercise price of $0.25 per share to Domonic Carney, the Company’s Chief Financial Officer, Stewart Ramsay, CTC Cable President, and two of the Company’s Directors, Michael Lee and Dennis Carey, in conjunction with Bridge Notes financing totaling $236,274.  The Company recorded $55,000 as debt discount for the warrants issued, and recorded the same amount to general and administrative expenses after full payment of the notes during the six months ended March 31, 2011.  See Note 9.

Issued 2,500,000 warrants at an exercise price of $0.30 per share valued at $225,000 in connection with performance-based service agreements.

Issued 300,000 warrants at an exercise price of $0.35 per share valued at $29,000 for consulting services rendered.

Issued 250,000 shares of common stock to Stewart Ramsay, CTC Cable President, valued at $50,000 in partial payment of an employment acceptance bonus.

Re-priced 10,000,000 warrants in connection with the April 2010 debt financing transaction, which resulted in $135,000 recorded to debt discount and derivative liabilities.  Additionally, the Company accrued a fee of $160,000, and recorded as debt discount.  These costs relate to a December 2010 waiver and modification agreement as discussed in Note 9.

During the six months ended March 31, 2010, the Company:

Issued 300,000 warrants at an exercise price of $0.45 per share valued at $57,000 in settlement of a legal dispute.

Issued 161,290 shares of common stock to John Brewster, CTC Cable President, valued at $45,000 in partial payment of an employment acceptance bonus.

Issued 600,000 warrants at an exercise price of $0.35 per share valued at $95,000 in connection with an ongoing service agreement. The Company recorded $16,000 to general and administrative expense related to services rendered during the six months ended March 31, 2010.

COMPOSITE TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011

NOTE 1 – ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Composite Technology Corporation (the “Company”), originally incorporated in Florida and reincorporated in Nevada, is an Irvine, CA based company that has operated in two segments, CTC Cable (“Cable”) and DeWind (“Wind”).  As discussed below, in September 2009, the Company sold substantially all of its Wind segment, which sold wind turbines under the brand name DeWind. The Cable segment sells high efficiency patented composite core electricity conductors known as "ACCC® conductor" for use in electric transmission and distribution lines.  CTC Cable has sales operations in Irvine, California, China, Europe, the Middle East, and Brazil. ACCC® conductor is sold in North America directly by CTC Cable to utilities and by Alcan Cable.  ACCC® conductor is sold elsewhere in the world directly to utilities as well as through license and distribution agreements with Lamifil in Belgium, Midal Cable in Bahrain, Far East Composite Cable Co. in China, through two Indonesian companies, PT KMI Wire and Cable and PT Tranka Kabel, IMSA in Argentina, Centelsa in Colombia and now through Sterlite in India.  ACCC® conductor has been sold commercially since 2005 and is currently marketed worldwide to electrical utilities, transmission companies and transmission design/engineering firms.

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

Subsequent to March 31, 2011, the Company and its wholly owned primary operating subsidiary, CTC Cable Corporation, filed to reorganize under Chapter 11 of the U.S. Bankruptcy Code (see Note 14 “Subsequent Events” for additional information).

GOING CONCERN

The Company received a report from its independent auditors for the year ended September 30, 2010 that includes an explanatory paragraph describing the uncertainty as to the Company's ability to continue as a going concern.  Such uncertainty has continued through the six months ended March 31, 2011.  These consolidated financial statements contemplate the ability to continue as such and do not include any adjustments that might result from this uncertainty.

During the year ended September 30, 2010, the Company incurred a net loss of $19,767,000 and had negative cash flows from operating activities – continuing operations of $17,358,000. In addition, the Company had an accumulated deficit of $277,530,000 at September 30, 2010.  During the six months ended March 31, 2011, the Company incurred a net loss of $11,796,000 and had negative cash flows from operating activities – continuing operations of $4,922,000. In addition, the Company had an accumulated deficit of $289,327,000 at March 31, 2011.  Subsequent to March 31, 2011, the Company and its wholly owned primary operating subsidiary, CTC Cable Corporation, filed to reorganize under Chapter 11 of the U.S. Bankruptcy Code (see Note 14 “Subsequent Events” for additional information).  The filings, made voluntarily in the U.S. Bankruptcy Court for the Central District of California, are designed to enable CTC and its subsidiary, CTC Cable, to continue to develop, produce and market its ACCC® conductor to the utility industry.  The Company's ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, including our ability to exit the Chapter 11 filing. The outcome of these matters cannot be predicted with any certainty at this time.

Our principal sources of working capital have been private debt issuances and historically, the Company has issued registered stock and unregistered, restricted stock, stock options, and warrants in settlement of both operational and non-operational related liabilities and as a source of funds.

Since inception through March 31, 2011, our Cable products business has generated revenue of approximately $90 million in ACCC® conductor products. We will require a significant increase in customer orders at sufficient profit margin levels to cover our expenses and generate sufficient cash flows from operations.  Currently, for fiscal 2011 we have $5.3 million in firm backlog for delivery through the end of the September 2011 quarter.

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

We believe our cash position as of March 31, 2011 of $4.7 million, current restricted cash held in escrow of $1.8 million, cash flows generated from our net accounts receivable balance of $1.6 million and expected cash flows from revenue orders may not be sufficient to fund operations for the next four quarters ending March 31, 2012.  We anticipate that additional cash will be needed to fund operations beyond December 2011, absent a large cash deposit for a future order, and to the extent required whether under Chapter 11 provisions or otherwise, the Company intends to continue the practice of issuing stock, debt or other financial instruments for cash or for payment of services until our cash flows from the sales of our primary products are sufficient to provide cash from operations or if we believe such a financing event would be a sound business strategy.

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

CTC Cable sales in the three and six months ended March 31, 2011 and 2010 consisted of stranded ACCC® conductor and ACCC® hardware sold to end-user utilities and sales of ACCC® core and ACCC® hardware to our stranding manufacturers.  All ACCC® product related sales were recognized upon delivery of product and transfer of title.  For ACCC® conductor product sales made directly by us and not through a manufacturer or distributor, through a third-party insurance company, we provide the option to purchase an extended warranty for periods up to five, seven or ten years. We allocate a portion of sales proceeds to the estimated fair value of the cost to provide such a warranty.  To date, most of our ACCC® related product sales have been without extended warranty coverage.  Additionally, all ACCC® conductor is sold to our end-user customers with a standard three-year product warranty. The Company purchases a three-year term product warranty liability insurance policy for all ACCC® conductor sold directly by the Company to mitigate any product warranty liability risk.  Revenues from ACCC® conductor sold directly to end-user customers are recorded net of the cost of the three-year term insurance policy.

CONSULTING REVENUE. Consulting revenues are generally recognized as the consulting services are provided. We have entered into service contract agreements with electric utility and utility services companies that generally require us to provide engineering or design services, often in conjunction with current or future product sales. In return, we receive engineering service fees payable in cash.  In the three and six months ended March 31, 2011 and 2010, we recognized no consulting revenues.

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

The values of the financial instruments are estimated using the Black-Scholes option-pricing model. Key assumptions used to value options and warrants granted, issued or repriced are as follows:

	Six Months Ended March 31,
	2011	2010
Risk Free Rate of Return	0.30-1.91%	0.82-2.43%
Volatility	78.9-100.2%	95.6-108%
Dividend yield	0%	0%
Expected life	1-5 yrs	2-5 yrs

Derivative Liabilities

Currently, our derivative liabilities include fair value based warrant liabilities pursuant to US GAAP applied to the terms of the underlying agreements. The Company has issued certain warrants to purchase common shares of the Company as additional incentive for investors who purchase unregistered, restricted common stock, certain debt obligations or convertible debentures. The fair value of certain warrants issued and debt conversion features in conjunction with financing events are recorded as a discount for debt issuances. Certain warrant agreements and debt conversion arrangements include provisions that require us to record them as a liability, at fair value, pursuant to Financial Accounting Standards Board (FASB) accounting rules, including certain provisions designed to protect a holder’s position from being diluted. The derivative liabilities are marked-to-market each reporting period and changes in fair value are recorded as a non-operating gain or loss in our consolidated statements of operations, until they are completely settled or they expire. The fair value of the warrants and debt conversion features are determined each reporting period using the Black-Scholes valuation model, using inputs and assumptions consistent with those used in our estimate of fair value of employee stock options, except that the remaining contractual life is used.  Such fair value is affected by changes in inputs to that model including our stock price, expected stock price volatility, interest rates and expected term.

Refer to “Fair Value Measurements” in Note 1 for additional derivative liabilities disclosures.

For the three and six months ended March 31, 2011, we recognized gains of $727,000 and $386,000, respectively, related to the revaluation of our derivative liabilities.  The 2011 revaluation gain resulted from a decrease in our stock price from the prior quarter, net of the increase from the re-pricing of certain warrants in the prior quarter, as further discussed in Note 10.

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

Convertible Debt

Convertible debt is accounted for under specific guidelines established in US GAAP. The Company records a beneficial conversion feature (BCF) related to the issuance of convertible debt that have conversion features at fixed or adjustable rates that are in-the-money when issued and records the fair value of warrants issued with those instruments. The BCF for the convertible instruments is recognized and measured by allocating a portion of the proceeds to warrants and as a reduction to the carrying amount of the convertible instrument equal to the intrinsic value of the conversion features, both of which are credited to paid-in-capital or liabilities as appropriate. The Company calculates the fair value of warrants issued with the convertible instruments using the Black-Scholes valuation method, using the same assumptions used for valuing employee options, except that the contractual life of the warrant is used. Upon each issuance, the Company evaluates the variable conversion features and determines the appropriate accounting treatment as either equity or liability, in accordance with US GAAP. The Company first allocates the value of the proceeds received to the convertible instrument and any other detachable instruments (such as detachable warrants) on a relative fair value basis and then determines the amount of any BCF based on effective conversion price to measure the intrinsic value, if any, of the embedded conversion option. Using the effective yield method, the allocated fair value is recorded as a debt discount or premium and is amortized over the expected term of the convertible debt to interest expense. For a conversion price change of a convertible debt issue, the additional intrinsic value of the debt conversion feature, calculated as the number of additional shares issuable due to a conversion price change multiplied by the previous conversion price, is recorded as additional debt discount and amortized over the remaining life of the debt.  As of March 31, 2011, we had no convertible debt outstanding.

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

RESTRICTED CASH

The Company considers cash to be restricted cash if it is cash on deposit under control of the Company that secures standby letters of credit and other payment guarantees for certain vendors, as well as cash held in jointly controlled escrow accounts. As of March 31, 2011 and September 30, 2010, restricted cash consisted of cash held in escrow in connection with the sale of DeWind as discussed in Note 2, amounting to $4,818,000 and $16,356,000, respectively.  During the six months ended March 31, 2011, we reported an additional $8,000 from interest income, in accordance with the escrow agreement.

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

We did not recognize any impairment charges in the three and six months ended March 31, 2011, respectively.

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

The Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis. The fair value of these assets and liabilities was determined using the following inputs:

(Unaudited, In Thousands)
At March 31, 2011	Total	Level 1	Level 2	Level 3
Cash deposits (1)	$61	$61	$—	$—
Restricted cash (Note 2)	4,818	4,818	—	—
Prepaid services paid in warrants	128	—	—	128
Total assets	$5,007	$4,879	$—	$128

Derivative liabilities	$1,281	$—	$—	$1,281

At September 30, 2010
Cash deposits (1)	$66	$66	$—	$—
Restricted cash (Note 2)	16,356	16,356	—	—
Prepaid services paid in warrants	43	—	—	43
Total assets	$16,465	$16,422	$—	$43

Derivative liabilities	$1,297	$—	$—	$1,297

(1)	Short-term certificates of deposit and money market accounts included in cash and cash equivalents in our consolidated balance sheets.

During the six months ended March 31, 2011, there were no transfers into or out of Levels 1 and 2.  Financial instruments classified as Level 3 in the fair value hierarchy as of March 31, 2011 include derivative liabilities resulting from recent financing transactions.  In accordance with current accounting rules, the derivative liabilities are being marked-to-market each quarter-end until they are completely settled or expire. The derivative liabilities are valued using the Black-Scholes valuation model, using both observable and unobservable inputs and assumptions consistent with those used in our estimate of fair value of employee stock options. See “Derivative Liabilities” in Note 1.

The following table summarizes our fair value measurements using significant Level 3 inputs, and changes therein, as of March 31, 2011:

(Unaudited, In Thousands)	Level 3 Derivative Liabilities
Balance as of October 31, 2009	$1,570
Transfers into/(out of) Level 3	—
Initial valuation of derivative liabilities (1)	1,494
Change in fair value of derivative liabilities - expired	(221)
Change in fair value of derivative liabilities - held	(1,546)
Balance as of September 30, 2010	$1,297
Transfers into/(out of) Level 3 (2)	235
Modification of derivative liabilities (3)	135
Change in fair value of derivative liabilities - held	(386)
Balance as of March 31, 2011	$1,281

(1)
During the year ended September 30, 2010, we issued warrants in connection with the April 2010 debt financing transaction, which are subject to derivative liability accounting (see Note 10 “Warrants” for additional information).

(2)	During the six months ended March 31, 2011, we issued warrants in connection with February 2011 and March 2011 Bridge Note financing transactions (see Note 10 “Warrants” for additional information).
(3)	During the six months ended March 31, 2011, we re-valued the warrants in connection with the April 2010 debt financing transaction (see Note 10 “Warrants” for additional information).

At March 31, 2011 and September 30, 2010, the Company held no assets or liabilities that are measured at fair value on a non-recurring basis.

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

COMPREHENSIVE LOSS

Comprehensive loss includes all changes in shareholders’ equity (deficit) except those resulting from investments by, and distributions to, shareholders. Accordingly, the Company’s Consolidated Statements of Comprehensive Loss include net loss and foreign currency translation adjustments that arise from the translation of foreign currency financial statements into U.S. dollars.  For the three and six months ended March 31, 2011, we reported Other Comprehensive Income (Loss) from continuing operations of zero and $1,000, respectively.

In connection with the sale of DeWind and resulting discontinued operations (see Note 2), our Consolidated Statement of Operations and Comprehensive Loss for the year ended September 30, 2009 included a reclassification adjustment of the accumulated foreign currency translation adjustment losses for DeWind through September 4, 2009 (date of sale), in the amount of $361,000, to recognize the accumulated adjustments as a component of the loss from discontinued operations within net loss. Since inception, other comprehensive income (loss) had been derived from DeWind foreign currency translation adjustments.  For the six months ended March 31, 2011, other comprehensive loss in the amount of $1,276,000, derived from DeWind foreign currency translation adjustments, has been recognized and included as a component of the Income (Loss) from Discontinued Operations within Net Loss.

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

Our start-up activities relate to professional fees for organization costs incurred.  During the three and six months ended March 31, 2011, no start-up expenses were incurred.  During the three and six months ended March 31, 2010, we recorded start-up expenses in the amounts of $16,000 and $158,000, respectively, which is included in general and administrative expenses.

DEFINED CONTRIBUTION PLAN

The Company maintains a 401(k) plan covering substantially all of its employees who are at least 21 years old with 1,000 hours of service.  Such employees are eligible to contribute a percentage of their annual eligible compensation and receive discretionary Company matching contributions.  Discretionary Company matching contributions are determined by the Board of Directors and may be in the form of cash or Company stock.  To date, the Company has not made any matching contributions in either cash or Company stock. There were no changes to the 401(k) plan during the three and six months ended March 31, 2011.

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

As of March 31, 2011 and September 30, 2010, the deferred tax assets related primarily to the Company's net operating loss carry-forwards are fully reserved. Due to the provisions of Internal Revenue Code Section 382, the Company may not have any net operating loss carry-forwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

The Company will recognize the impact of uncertain tax positions in the consolidated financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position.  To date, we have not recorded any uncertain tax positions.

The Company recognizes potential accrued interest and penalties related to uncertain tax positions in income tax expense, as appropriate. During the three and six months ended March 31, 2011 and 2010, the Company did not recognize any amount of income tax expense from potential interest and penalties associated with uncertain tax positions.

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

During fiscal 2008, the Company’s federal returns were selected for examination by the Internal Revenue Service (IRS) for prior fiscals years ended September 30, 2001 through 2005, all years in which net losses were reported and filed.  The examination has been completed.  During the quarter ended December 31, 2009, the IRS proposed certain preliminary adjustments related to payroll tax returns filed during the period under audit. No adjustments were proposed in connection with our previously filed federal income tax returns.  Based on the preliminary IRS findings, the Company recorded a payroll tax liability in the amount of $1,008,000, which was allocated to General and Administrative Expense ($560,000), Interest Expense ($277,000) and Other Expense from penalties ($171,000), during the six months ended December 31, 2009.  During the quarter ended June 30, 2010, the Company received a final determination of adjustment from the IRS. Accordingly, the Company has begun making payments relating to the assessment arising from the 2001 through 2005 payroll tax audits, which have totaled $494,000 to date.  During the fourth quarter ended September 30, 2010, the IRS provided final adjustments to interest and penalties and a final payment schedule, which resulted in a reduction of our payroll tax liability of $253,000. Penalties and interest will continue to accrue on outstanding balances until paid in full.  At March 31, 2011, the remaining payroll tax liability was $216,000, included as a component of Accounts Payable and Accrued Liabilities (see Note 6).

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

The following common stock equivalents were excluded from the calculation of diluted loss per share for the three and six months ended March 31, 2011 and 2010 since their effect would have been anti-dilutive (assumes all outstanding options and warrants are in-the-money):

(Unaudited)	March 31,
	2011	2010
Options for common stock	29,495,629	28,391,172
Warrants for common stock	22,272,548	14,955,001
	51,768,177	43,346,173

RECLASSIFICATIONS

Certain prior year balances have been reclassified to conform to the current year presentation.

RECENT ACCOUNTING PROUNOUNCEMENTS

In May 2011, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and International Financial Reporting Standards (IFRSs) to provide a consistent definition of fair value and ensure that fair value measurements and disclosure requirements are similar between US GAAP and IFRSs. This guidance changes certain fair value measurement principles and enhances the disclosure requirements for fair value measurements. The amendments in this ASU are effective for interim and annual periods beginning after December 15, 2011 and are applied prospectively. Early application by public entities is not permitted. The Company does not expect adoption of ASU 2011-04 will have a material impact on the Company’s financial position, results of operations or cash flows.

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

Significant recent accounting policies adopted or implemented during the six months ended March 31, 2011

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

In August, 2009 the Company completed negotiations with Daewoo Shipbuilding and Marine Engineering (DSME), and signed an Asset Purchase Agreement valued at $49.5 million in cash.  The transaction closed on September 4, 2009 and the Company received approximately $32.3 million in cash paid immediately with $17.175 million in cash escrowed for the benefit of DSME to provide for potential reimbursements of net asset value adjustments, breaches of representations and warranties, and intellectual property claims. The Company paid legal and transaction fees of $3.3 million out of cash proceeds.  Escrow claims presented by DSME are subject to an evaluation process, which requires that DSME submit a written claim against the escrowed funds and which thereby triggering processes for review and dispute by the Company.  Escrowed funds are only released by the escrow agent to the Company or DSME under either i) mutual written instruction by DSME and the Company or ii) scheduled escrowed cash releases to the Company at certain points in time, outlined below, and so long as DSME has not submitted an escrow claim in excess of the scheduled release amount.

In June 2010, DSME and the Company mutually agreed to release $836,000 to a third party vendor in full settlement of vendor’s supply chain related claim.

In March 2011, DSME, the Company, and a third party vendor reached a mutual agreement for settlement of the remaining supply chain dispute and DSME and the Company agreed to settle all claims between DSME and the Company made against the escrowed funds, through an Amended Escrow Agreement.  Under the terms of the Amended Escrow Agreement, the parties agreed that of the remaining $16.3 million of the original $17.2 million placed into escrow, $4.5 million would be disbursed to DeWind Co. (DWC), a wholly owned subsidiary of DSME; €1.1 million ($1.6 million at current exchange rates) would be disbursed to Zollern Dorstener Antriebstechnik Gesellschaft mbH & Co. KG (Zollern); and $7.2 million would be disbursed to the Company.  $4.5 million and $7.0 million of the $7.2 million were paid as of March 31, 2011 to DWC and the Company, respectively.  The remaining €1.1 million ($1.6 million at current exchange rates) and $0.2 million of the $7.2 million were paid in April 2011 to Zollern and the Company, respectively, and as such were reflected as current restricted cash as of March 31, 2011.

The remaining $3.0 million, reflected as non-current restricted cash as of March 31, 2011, was placed in escrow until September 4, 2012 at which time a portion or all of the funds may be released to DWC if it is necessary to satisfy any as yet currently unfiled but subsequently resolved additional claims.  If there are any unresolved claims made against the escrow fund at such time, then that portion or all of the fund for such claims shall not be released; provided however, that any unclaimed balance would be paid to the Company.

The consolidated assets and liabilities of our former DeWind segment have been classified on the balance sheet as Net Liabilities of Discontinued Operations.  The asset and liabilities comprising the balances, as classified in our balance sheets, consist of:

(In Thousands)	March 31, 2011	September 30, 2010
	(unaudited)
ASSETS
Accounts Receivable, net	$268	$2,199
Prepaid Expenses and Other Current Assets	—	21
TOTAL ASSETS	$268	$2,220

LIABILITIES
Accounts Payable and Other Accrued Liabilities	$30,832	$35,358
Deferred Revenues and Customer Advances	2,192	2,248
Warranty Provision	729	901
TOTAL LIABILITIES	33,753	38,507

Net Liabilities of Discontinued Operations	$(33,485)	$(36,287)

Significantly all of the assets and liabilities of the discontinued operations pertain to activities outside of the United States. The remaining operations of DeWind, consist of receipt of license fees from Chinese licensees of older DeWind technology and satisfaction of the remaining contracts that were not assumed by DSME, primarily the servicing of warranties related to wind turbines installed in Europe from 2006 through 2009, most of which are now expired, and one contract for 10 turbines sold to South America that as yet have not been installed. At March 31, 2011 and September 30, 2010, included above in Accounts Payable and Other Accrued Liabilities are net payables related to formerly consolidated, now insolvent European subsidiaries of approximately $20 million and $20 million, respectively, substantially all of which has been assigned by the insolvency receiver to FKI, a former owner of DeWind, currently engaged in legal actions against Stribog Ltd. (see Note 12). At March 31, 2011, the net payables from insolvent subsidiaries are comprised of assets in the amount of $7 million and liabilities in the amount of $27 million. We did not receive any update from the insolvency receiver related to the assets and liabilities for the insolvent subsidiaries during the three and six months ended March 31, 2011.

The consolidated results of our former DeWind segment have been classified on the Statements of Operations and Comprehensive Loss, as Income (Loss) from Discontinued Operations.  Summarized results of discontinued operations are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(Unaudited, In Thousands)	2011	2010	2011	2010
Revenues	$—	$1,131	$—	$1,440
Cost (Gain) of Revenues	(105)	847	(1,004)	1,637
Operating Expenses	635	136	793	1,419
Other (Income) Expense	2,968	(2,159)	2,315	(2,702)
Income Tax Expense	—	—	—	1
Income (Loss) from Discontinued Operations	$(3,498)	$2,307	$(2,104)	$1,085

For the six months ended March 31, 2011, Cost of Revenues is substantially comprised of a gain from a settlement with a former DeWind customer in the amount of $807,000, and Other Expense is substantially comprised of foreign currency translation adjustments in the amount of $1,276,000 (refer to additional discussion at Note 1 “Comprehensive Loss”) and a loss from the amended and restated escrow and security agreement settlement with DSME discussed above in the amount of $1,047,000.

Since September 4, 2009, the Company has had no significant continuing involvement with our former DeWind segment; any subsequent cash flows are directly related to the liquidation of the remaining assets and liabilities.  No corporate overhead has been allocated to discontinued operations.

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable, net consists of the following:

(In Thousands)	March 31, 2011	September 30, 2010
	(unaudited)
Cable Receivables	$1,659	$2,556
Reserves	(87)	(217)
Net Accounts Receivable	$1,572	$2,339

NOTE 4 – INVENTORY

Inventories consist of the following:

(In Thousands)	March 31, 2011	September 30, 2010
	(unaudited)
Raw Materials	$858	$959
Work-in-Progress	368	398
Finished Goods	2,006	2,200
Inventory	$3,232	$3,557

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

(In Thousands)	Estimated Useful Lives	March 31, 2011	September 30, 2010
		(unaudited)
Office Furniture and Equipment	3-10 yrs	$837	$832
Production Equipment	10 yrs	4,056	4,047
Leasehold Improvements	Lesser of lease term or 7 yrs	815	778
Total Property		5,708	5,657
Accumulated Depreciation		(2,906)	(2,721)
Property and Equipment, net		$2,802	$2,936

Total depreciation expense was $95,000 and $185,000, for the three and six months ended March 31, 2011, respectively.  Depreciation expense was $192,000 and $318,000, for the three and six months ended March 31, 2010, respectively.

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following:

(In Thousands)	March 31, 2011	September 30, 2010
	(unaudited)
Trade Payables	$6,566	$3,949
Accrued Commissions	311	155
Accrued Insurance	285	3
Accrued Payroll and Payroll Related	810	829
Accrued Payroll Tax Liability (A)	216	427
Accrued Interest	208	2
Deferred Rent	252	296
Accrued Sales Tax	128	186
Accrued Other	—	165
Total Accounts Payable and Accrued Liabilities	$8,776	$6,012

(A)	The Company accrued a payroll tax liability as a result of an IRS audit (see Note 1 “Income Taxes” for additional information).

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

(In Thousands)	March 31, 2011	September 30, 2010
	(unaudited)
Deferred Revenue	$721	$1,370
Customer Advances	18	530
Total Deferred Revenue and Customer Advances	739	1,900
Less amount classified in current liabilities	303	1,386
Long-term Deferred Revenue	$436	$514

Long-term deferred revenue is comprised of long-term customer purchased extended warranties.

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

Warranty provision consisted of:

(In Thousands)	March 31, 2011	September 30, 2010
	(unaudited)
Warranty Provision	$381	$524
Less amount classified in current liabilities	251	306
Long-Term Warranty Provision	$130	$218

The following table sets forth an analysis of warranty provision activity:

	Six Months Ended	Year Ended
(In Thousands)	March 31, 2011	September 30, 2010
	(unaudited)
Beginning balance	$524	$564
Additional reserves recorded to expense	295	265
Provision utilized	(438)	(305)
Ending balance	$381	$524

NOTE 9 – DEBT

The following table summarizes the Company’s debt:

(In Thousands)	March 31, 2011	September 30, 2010
	(unaudited)
Senior Secured Loan due April 2012, net of discount of $625 and $919	$9,375	$9,081
Bridge Loan due April 2011, net of discount of $11 and $0	89	$—
Total Loans Payable	9,464	$9,081
Less amount classified in current liabilities	9,464	9,081
Long-Term Debt	$—	$—

Debt outstanding or issued during the three months ended March 31, 2011 consists of:

Loan and Note Agreements:

In March 2011, the Company entered into individual Loan and Promissory Note Agreements with six accredited investors, none of whom are affiliates of the Company, with an aggregate principal value of $700,000.  Pursuant to the bridge loan agreements, interest in the amount of 12% per annum, calculated on a 360 day year, will be paid as well as payment in kind interest of 5% due upon maturity. The loans are due the earlier of 30 days from the date of issuance or upon the closing a financing in excess of $2,000,000. No cash fees were paid to any party to the transaction in exchange for lending the money.

In connection with the March 2011 bridge loan agreements, the Company granted and issued warrants to purchase 1,400,000 shares of the Company’s common stock at $0.25 per share, exercisable until March 2014. The warrants may be exercised in a cashless manner unless registered for resale under an effective registration statement. The warrants have full ratchet antidilution protection while the corresponding notes are outstanding and weighted average price antidilution protection after the corresponding notes are repaid in full. The Company valued the warrants ranging between $0.1155 and $0.1310 per warrant for a total aggregate value of $180,000 using the Black-Scholes Merton option pricing model (see Note 10 “Warrants”) to value the fair value of the warrants issued using the following assumptions. The market price ranged between $0.20 and $0.22 on the respective closing dates in March 2011. The volatility estimates ranged between 99.9% and 100.2%, the life of the warrants was 3 years, the risk free rates ranged between 1.08% and 1.20% and the dividend yield was 0%. The value assigned to the warrants issued was recorded as a debt discount and will be amortized over the 30-day life of the loan.

In March 2011, the Company repaid an aggregate principal value of $600,000 of the $700,000 above, plus accrued interest, to four of the six accredited investors, and amortized $169,000 of debt discount related to the corresponding repaid notes to interest expense.  As of March 31, 2011, $100,000 in principal plus accrued interest remained outstanding to two of the remaining investors, with a corresponding $11,000 of unamortized debt discount.  The remaining principal was repaid in April 2011.

In February 2011, the Company entered into individual Loan and Promissory Note Agreements with Domonic Carney, the Company’s Chief Financial Officer, Stewart Ramsay, CTC Cable President, and two of the Company’s Directors, Michael Lee and Dennis Carey, with an aggregate principal value of $236,274. Pursuant to the bridge loan agreements, interest in the amount of 12% per annum, calculated on a 360 day year, will be paid as well as payment in kind interest of 5% due upon maturity. The Loan is due the earlier of 30 days from the date of issuance or upon the closing a financing in excess of $2,000,000. No fees were paid to any party for these bridge loans.

In connection with the February 2011 bridge loan agreements, the Company entered granted and issued warrants to purchase 472,548 shares of the Company’s common stock at $0.25 per share, exercisable until February 22, 2013. The warrants may be exercised in a cashless manner unless registered for resale under an effective registration statement. The warrants have full ratchet antidilution protection while the corresponding notes are outstanding and weighted average price antidilution protection after the corresponding notes are repaid in full.  The Company valued the warrants at $0.1155 per warrant for a total value of $55,000 using the Black-Scholes Merton option pricing model (see Note 10 “Warrants”) to value the fair value of the warrants issued using the following assumptions. The market price was $0.23, the closing price on the date of issuance. The volatility was estimated at 99.6%, the life of the warrants was 2 years, the risk free rate was 0.74% a dividend yield of 0%.  The value assigned to the warrants issued was recorded as a debt discount and amortized over the 30-day life of the loan.

In March 2011, the Company fully repaid the $236,274 in principal plus accrued interest, and fully amortized the $55,000 debt discount to interest expense.

Senior Secured Loan Payable:

In April 2010, the Company issued a $10.0 million Senior Secured Loan due in April 2012 and received $9.7 million in cash net of fees and costs of $0.3 million.  The loan bears interest at 7.5% payable monthly on balances secured by qualified accounts receivable of the Company and interest at 12.5% payable monthly on balances not secured by qualified accounts receivable. Qualified accounts receivable consist of 80% of current trade accounts receivable, which amounted to $1.0 million at March 31, 2011.  The loan is collateralized by substantially all of the Company’s assets. The loan package included an issuance of a total of 10 million warrants to purchase a like number of the Company’s common stock in two tranches.  The first tranche is for 5 million warrants with a three year life and an exercise price of $0.29 per warrant.  The second tranche is for 5 million warrants with a five year life and an exercise price of $1.00 per warrant.  Both warrant tranches may be exercised at any time prior to expiration on a cashless basis and are automatically exercised at expiration on a cashless basis for shares of the Company.  We valued the 10 million warrants at $1,494,000 using the Black-Scholes option-pricing model (see Note 10 “Warrants”). The value assigned to the warrants issued (net of $6,000 in cash consideration) was recorded as a debt discount and will be amortized to interest expense over the two-year life of the loan.

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

The loan has two financial covenants, measured monthly consisting of (i) a liquidity covenant and (ii) a profitability covenant.  The liquidity covenant requires the maintenance of a minimum of $7.5 million of combined cash and accounts receivable balances, measured at month-end.  The profitability covenant consists of a maximum accumulated adjusted operating loss of $5.0 million, measured beginning April 1, 2010.  The adjusted operating loss consists of operating loss, less depreciation, amortization, and certain other non-cash charges including stock related compensation and is increased or decreased by the corresponding increase or decrease in deferred revenues as compared to the March 31, 2010 deferred revenue balance.  At September 30, 2010 and March 31, 2011, the Company was not in compliance with its covenant.

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

Due to these amendments and the Company’s liquidity position, at March 31, 2011 and September 30, 2010, the loan has been reported as a current obligation.  As of March 31, 2011, the Company was in violation of its covenants. On April 6, 2011, the lender notified the Company that the loan was in default and accelerated payment of the loan through exercise of its account control agreements.  The lender received $144,000 applied against principal of the loan in April 2011. On April 6, 2011 lender filed suit in the Superior Court of California, County of Orange, (Case No. 30-2011 00464300) against the CTC Parties claiming Breach of Written Contract; Money Due under Written Guaranty; Conversion; and Injunctive Relief. On April 8, 2011 the Hon. David R. Chaffee approved a Temporary Restraining Order (TRO), which required the Company to remit all remaining cash balances on April 11, 2011, absent further action. The TRO and the suit were stayed upon the Company filing Title 11 Bankruptcy as described below.  On April 11, 2011 the Company filed for Chapter 11 Bankruptcy protection primarily to prevent the Company from having to comply with the TRO which would have required the Company to remit all remaining cash on hand to the lender.

NOTE 10 – SHAREHOLDERS' EQUITY (DEFICIT)

Preferred Stock

We have 5,000,000 shares of preferred stock authorized.  As of the six months ended March 31, 2011 there was no preferred stock outstanding.

Common Stock

The Company has 600,000,000 shares of Common Stock authorized.  We have never paid cash dividends on our common stock.

The following issuances of common stock were made during the six months ended March 31, 2011:

SERVICES

During the six months ended March 31, 2011 the Company issued 250,000 shares of common stock to Stewart Ramsay, CTC Cable President, valued at $50,000 at the date of issuance in partial payment of an employee acceptance bonus.

Warrants

The Company issues warrants to purchase common shares of the Company either as compensation for services or as additional incentive for investors who purchase unregistered, restricted common stock, certain debt obligations or convertible debentures. The value of warrants issued for compensation is accounted for as a non-cash expense to the Company at the fair value of the warrants issued. The value of warrants issued in conjunction with financing events is either a reduction in paid-in-capital for common stock issuances or as a discount for debt issuances. The Company values the warrants at fair value as calculated by using the Black-Scholes option-pricing model.  See Note 1 “Derivative Liabilities” for additional warrant liability accounting and disclosure.

The following table summarizes the warrant activity during the six months ended March 31, 2011:

(Unaudited)	Number of Shares	Weighted Average Exercise Price
Outstanding, September 30, 2010	18,200,000	$0.58
Granted	4,672,548	$0.28
Exercised	—	$—
Cancelled	(600,000)	$0.75
OUTSTANDING, March 31, 2011	22,272,548	$0.44

EXERCISABLE, March 31, 2011	19,422,548	$0.45

Warrant issuances and modifications during the six months ended March 31, 2011:

On February 9, 2011 we entered into two separate warrant agreements with two different third parties in connection with service agreements subject to vesting upon successful execution of certain events related to a conductor supply contract in the country of Paraguay issued by Administracion Nacional de Electricidad (“ANDE”). We issued 1,000,000 and 1,500,000 warrants, respectively, both with a strike price of $0.30 per warrant, and a one-year and two-year life, respectively.  We valued the warrants at an aggregate value of $56,000 and $169,000, respectively, using the Black-Scholes option pricing model and the following assumptions:
Dividend rate = 0%
Risk free return of 0.30% and 0.81%
Volatility of 78.9% and 99.7%
Market price of $0.24 per share
Maturity of 1 and 2 years

On February 21, 2011 we issued 300,000 warrants with a strike price of $0.35 per warrant and a two-year life in connection with consulting services rendered.  The warrants vest immediately upon issuance.  We valued the warrants at $29,000 using the Black-Scholes option pricing model and the following assumptions:
Dividend rate = 0%
Risk free return of 0.74%
Volatility of 99.6%
Market price of $0.23 per share
Maturity of 2 years

On February 22, 2011 we issued 472,548 warrants with a strike price of $0.25 per warrant and a two-year life as part of the bridge loan financings (see Note 9 above). The warrants may be exercised in a cashless manner unless registered for resale under an effective registration statement. The warrants have full ratchet antidilution protection while the corresponding notes are outstanding and weighted average price antidilution protection after the corresponding notes are repaid in full. We have determined these warrants are subject to derivative liability accounting treatment as discussed in Note 1 “Derivative Liabilities”. We valued the warrants issued in conjunction with the bridge loan using the Black-Scholes option pricing model at $55,000, which was recorded as debt discount and amortized over the 30-day life of the loan that was fully repaid in March 2011. The following assumptions were used to value the warrants:
Dividend rate = 0%
Risk free return of 0.74%
Volatility of 99.6%
Market price of $0.23 per share
Maturity of 2 years

On March 4, 2011 we issued 1,200,000 warrants with a strike price of $0.25 per warrant and a three-year life as part of the bridge loan financings (see Note 9 above).  The warrants may be exercised in a cashless manner unless registered for resale under an effective registration statement.  The warrants have full ratchet antidilution protection while the corresponding notes are outstanding and weighted average price antidilution protection after the corresponding notes are repaid in full.  We have determined these warrants are subject to derivative liability accounting treatment as discussed in Note 1 “Derivative Liabilities”.  We valued the warrants issued in conjunction with the bridge loan using the Black-Scholes option pricing model at $157,000, which was recorded as debt discount and fully amortized in March 2011 when the loan was fully repaid.  The following assumptions were used to value the warrants:
Dividend rate = 0%
Risk free return of 1.20%
Volatility of 99.9%
Market price of $0.22 per share
Maturity of 3 years

On March 15, 2011 we issued 200,000 warrants with a strike price of $0.25 per warrant and a three-year life as part of the bridge loan financings (see Note 9 above).  The warrants may be exercised in a cashless manner unless registered for resale under an effective registration statement.  The warrants have full ratchet antidilution protection while the corresponding notes are outstanding and weighted average price antidilution protection after the corresponding notes are repaid in full.  We have determined these warrants are subject to derivative liability accounting treatment as discussed in Note 1 “Derivative Liabilities”.  We valued the warrants issued in conjunction with the bridge loan using the Black-Scholes option pricing model at $23,000, which was recorded as debt discount and will be amortized over the 30-day life of the loan.  The following assumptions were used to value the warrants:
Dividend rate = 0%
Risk free return of 1.08%
Volatility of 100.2%
Market price of $0.20 per share
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
Dividend rate = 0%
Risk free return of 0.98% and 1.91%
Volatility of 100% and 91%
Market price of $0.24 per share
Maturity of 2 and 4 years

Management has reviewed and assessed the warrants issued or modified during the six months ended March 31, 2011 and determined there are no changes to warrants that qualify for treatment as derivatives under applicable US GAAP rules, as discussed in Note 1 “Derivative Liabilities”.

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

Certain options granted under the 2008 Stock Plan may be exercised at any time for restricted stock of the Company if not otherwise prohibited by the Company’s Board of Directors.  Shares issued under the 2008 Stock Plan may be subject to a right of first refusal, one or more repurchase options, or other conditions and restrictions as determined by the Company’s Board of Directors in its discretion at the time the option is granted.  As of March 31, 2011 all of the 2008 Stock Plan option grants were exercisable. To date, no restricted stock has been issued under the 2008 Stock Plan.  Of the 2008 Stock Plan options exercisable, 7,586,065 options were vested and exercisable into unrestricted stock as of March 31, 2011.

The following table summarizes the 2002 Stock Plan and 2008 Stock Plan stock option activity during the six months ended March 31, 2011:

(Unaudited)	2002 Plan Number of Options	2008 Plan Number of Options	Total Number of Options	Weighted Average Exercise Price
Outstanding, September 30, 2010	15,812,268	14,104,332	29,916,600	$0.35
Granted	—	150,000	150,000	$0.35
Exercised	—	—	—	$—
Cancelled	(399,304)	(171,667)	(570,971)	$0.38
Outstanding, March 31, 2011	15,412,964	14,082,665	29,495,629	$0.35

Exercisable , March 31, 2011	15,088,463	14,082,665	29,171,128	$0.35

The weighted-average remaining contractual life of the options outstanding at March 31, 2011 was 6.1 years. The exercise prices of the options outstanding at March 31, 2011 ranged from $0.25 to $0.35, and information relating to these options is as follows (unaudited):

Range of Exercise Prices	Stock Options Outstanding	Stock Options Exercisable	Weighted Average Remaining Contractual Life in years	Weighted Average Exercise Price of Options Outstanding	Weighted Average Exercise Price of Options Exercisable
$0.25-0.34	728,000	728,000	5.76	$0.25	$0.25
$0.35-$0.49	28,767,629	28,443,128	6.05	$0.35	$0.35
Total	29,495,629	29,171,128

During the six months ended March 31, 2011, the Company granted 150,000 options, respectively, with a weighted-average grant-date fair value of $0.17 per option, determined using the Black-Scholes option-pricing model. Additionally, during the six months ended March 31, 2011, the Company’s vested and cancelled options had a weighted-average grant-date fair value of $0.37 and $0.78 per option, respectively; and the Company’s non-vested options at the beginning and ending of the six month period ended March 31, 2011, had a weighted-average grant-date fair value of $0.32 and $0.31 per option, respectively.

During the six months ended March 31, 2011, approximately 1,073,000 options vested with an aggregate grant-date fair value of $395,000.

At March 31, 2011, the Company had 29,171,128 options exercisable with an aggregate intrinsic value of $0, an aggregate exercise value of $10,137,000, and a weighted-average remaining contractual life of 6.1 years.

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

Key assumptions used in valuing options granted during the six months ended March 31, 2011 and 2010 are as follows:

	Six Months Ended
	March 31,
	2011	2010
Risk Free Rate of Return	1.18%	2.18-2.43%
Volatility	95.6%	95.6%
Dividend yield	0%	0%
Expected life	5 years	5 years

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

Share-based compensation included in the results from continuing operations for the three and six months ended March 31, 2011 and 2010 was as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(Unaudited, In Thousands)	2011	2010	2011	2010
Cost of Product Sold	$22	$37	$44	$55
Officer Compensation	235	360	476	687
General and administrative	88	311	246	493
Research and development	15	14	34	66
Selling and marketing	89	103	187	188
Totals	$449	$825	$987	$1,489

As of March 31, 2011, there was $1.4 million of total unrecognized compensation cost related to unamortized accrued share-based compensation arrangements related to stock options consisting of $1.0 million related to employee grants and $0.4 million related to consultant and director grants. The costs are expected to be recognized over a weighted-average period of 1.9 years.  Such amounts may change as a result of additional grants, forfeitures, modifications in assumptions and other factors.

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

For the six months ended March 31, 2011 and 2010, DeWind employee share-based compensation expense was reported in the Income (Loss) from Discontinued Operations in the amounts of $0 and $89,000, respectively (see further discussion at Note 2).

NOTE 12 – LITIGATION

Below we describe the legal proceedings we are currently involved in or which were resolved during the six months ended March 31, 2011 through the date we prepared this report:

(i) The FKI related matters:

FKI PLC and FKI Engineering Ltd v. Stribog Ltd and De Wind GmbH

On or about January 21, 2010, FKI Engineering Ltd. and FKI Engineering, formerly FKI Plc., filed an action against Stribog Ltd., formerly DeWind Ltd., in the Commercial Court, Queen’s Bench Division, United Kingdom (Case No. 2010 Folio 61). FKI’s claim is brought pursuant to an assignment agreement executed by the insolvency administrator assigning FKI the right to pursue claims on behalf of DeWind GmbH for amounts allegedly owed to DeWind GmbH from Stribog Ltd. In particular, the claim alleges that Stribog Ltd. is in breach of an August 1, 2005 business transfer agreement where DeWind GmbH agreed to sell and DeWind Ltd. agreed to purchase the assets of DeWind GmbH. FKI Engineering Ltd. and FKI Ltd. claim that DeWind GmbH is owed approximately 46,681,543 Euros (US $69,201,000 at May 3, 2011 exchange rates), which sum is comprised by a claim for principal in the sum of Euros 28,346,590 plus Value Added Tax of Euros 4,542,181, together with either interest of Euros 13,792,772 as at January 21, 2010 (continuing at a daily rate of Euros 7,316.63) or, in the alternative, statutory interest. Stribog Ltd. disputes that it owes any funds to DeWind GmbH and is vigorously contesting the validity of this allegation. Amongst other issues in dispute, the validity of the Assignment is currently subject to proceedings in both the Luebeck court in Germany (commenced by the company against FKI in September 2009) and the English courts (commenced by FKI in January 2010). The Luebeck court is expected to hear the dispute in the second half of 2011. Stribog also applied to stay the English proceedings on the basis that the issue was first filed in the German courts. This stay was initially denied,  but the Court of Appeals granted  leave to appeal that decision in October 2010.  The appeal was heard in February 2011.  On May 26, 2011 the Court of Appeals over-ruled the lower court decision and granted Stribog, Ltd. a stay and further ordered FKI to pay court costs and fees of 250,000 Pounds Sterling  and that Stribog Ltd could recover an additional 75,000 Pounds Sterling in court costs totaling 325,000 Pounds Sterling in recovery (approximately $535,000 at June 3, 2011 exchange rates).

Stribog Ltd. (formerly DeWind Ltd.) v. FKI Plc. and FKI Engineering Ltd.

On September 18, 2009 the Company’s wholly owned subsidiary, Stribog Ltd. (formerly DeWind Ltd.), filed an action for negative declaration in the Court of Lubeck, Germany against FKI Engineering Ltd. and FKI Ltd., formerly FKI Plc (“FKI”) (Case No. 17 O256/09) to obtain a court’s declaration that FKI is not entitled to any rights to rescission and claims against Stribog Ltd. pursuant to an assignment agreement executed by the German Insolvency administrator of DeWind GmbH assigning such rights to FKI. In its defense, FKI states (i) that the license agreement dated August 1, 2005 and the following transfer of those licenses for a purchase price of 500,000 Euros (US $741,000 at May 3, 2011 exchange rates) from DeWind GmbH to Stribog Ltd. in August 2008 could be challenged, in particular as the transferred licenses would have a significant higher value and (ii) that claims for damages could arise from a sale and transfer agreement dated August 1, 2005. Any particular amount in this respect was not provided by FKI. The Company believes that fair market value was paid for this intellectual property and that  any rights to rescission do not exist and (ii) that the assignment agreement was invalid. Stribog Ltd. has not recorded a liability as it is uncertain (i) whether such rights to challenge the transfer exist and whether the assignment of such rights to FKI is valid and (ii) if the court decides that such rights can be claimed by FKI, whether FKI will challenge the transfer accordingly.

Insolvency of DeWind GmbH

On August 29, 2008 in Lubeck Local Court – Bankruptcy Court, Lubeck Germany, DeWind GmbH, an indirect subsidiary of the Company, filed for voluntary insolvency in lieu of a required recapitalization under German law of approximately 5,000,000 Euros (US $7,412,000 at May 3, 2011 exchange rates) (Case No. 53a1E 8/08 ). The DeWind GmbH subsidiary had limited operational function for the DeWind segment, functioning solely to provide services on wind turbines that remained under warranty and which warranties were entered into prior to June, 2005.

On September 18, 2008 an insolvency receiver was appointed and set an initial reporting date in December, 2008 and which was primarily procedural in nature. No formal reporting has been received since December, 2008. On September 8, 2009, the insolvency receiver for DeWind GmbH entered into an Agreement in regard to a Settlement of Claims in which the insolvency receiver assigned any potential claim DeWind GmbH held against the Company, DeWind, Inc. and related Company entities to FKI for undisclosed consideration. All liabilities associated with these potential claims are recorded in liabilities from discontinued operations. This assignment is being disputed as discussed above.

(ii) The Mercury related matters :

Composite Technology Corporation and CTC Cable Corporation v. Mercury Cable & Energy, LLC, Ronald Morris, Edward Skonezny, Wang Chen, and “Doe” Defendants 1-100 (“Mercury”)

On August 15, 2008 the Company filed suit in the Superior Court of the State of California, County of Orange, Central Justice Center (Case No. 30-2008 00110633) against the Mercury parties including multiple unknown “Doe” defendants, claiming Breach of Contract, Unfair Competition, Fraud, Intentional Interference with Contract, and Injunctive Relief. Various Defendants filed counter claims for damages based on a Settlement Agreement of Claims filed under the Company’s 2005 Chapter 11 bankruptcy proceedings. In April 2011 all parties agreed to settle all claims and counterclaims made between the parties. No damages or legal costs are expected to be paid to or from either party. The settlement agreement is effective upon approval from the Bankruptcy Court.

CTC Cable Corporation v. Mercury Cable & Energy, LLC, Energy Technology International, General Cable Corporation, Diversified Composites, Ronald Morris, Edward Skonezny, Wang Chen, and Todd Harris

On March 3, 2009, CTC Cable filed action against Mercury Cable for patent infringement in the U.S. District Court, Central District of California, Southern Division (Case No. SACV 09-261 DOC (MLGx)). CTC Cable believes upon information that the Defendants have infringed, contributed to infringement of, and/or actively induced infringement by itself and/or through its agents, unlawfully and wrongfully making, using, offering to sell, and/or selling products and materials embodying the patented invention within and outside the United States without permission or license from CTC Cable. On October 18, 2010 the Court approved the expansion of the Complaint to include additional defendants including additional Mercury subsidiaries, Mercury’s strander, General Cable Corporation, Mercury’s core producer Diversified Composites, and Individuals Morris, Harris, Chen, and Skonezny. The Company is asking for actual damages, treble damages, attorney’s fees, interest, costs and injunctive relief. No estimate of such damages can be made at this time and no accrual for the Company’s future fees and costs is included in the Company's financial statements at September 30, 2010 or March 31, 2011. In early April the parties agreed to temporarily stay the proceedings through June 3, 2011. A stay during the pendency of the Company’s Title 11 Bankruptcy is now being sought. During the first and second quarters of 2011 the suit was amicably settled only with respect to defendants General Cable Corporation and Diversified Composites.

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

In Re Partners for Growth II, L.P. vs. Composite Technology Corporation, CTC Cable Corporation, CTC Renewables Corporation, Stribog, In.c, and DOES 1 through 20

On April 6, 2011 Partners for Growth II, L.P. (PFG), the Company’s senior secured lender filed suit in the Superior Court of California, County of Orange, (Case No. 30-2011 00464300) against the CTC Parties claiming Breach of Written Contract; Money Due under Written Guaranty; Conversion; and Injunctive Relief.  This action followed a notice of default and acceleration of the Company’s Senior Secured Notes on April 6, 2011.  On April 8, 2011 the Hon. David R. Chaffee approved a Temporary Restraining Order, which required the Company to remit all remaining cash balances on April 11, 2011, absent further action. The TRO and the suit were stayed upon the Company filing Title 11 Bankruptcy as described below.

Title 11 Bankruptcy Filing:
On April 11, 2011, (“Petition Date”) Composite Technology Corporation filed for protection under Title 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the Central District of California under Case No. 8:11-bk-15058 TA. Its subsidiaries CTC Cable Corporation, Stribog, Inc., and CTC Renewables, Inc. also filed for such protection.  All cases are jointly administered under the Composite Technology Corporation filing.  As of the Petition Date, the Company’s primary lender had obtained an injunction and Temporary Restraining Order that would have required the Company to remit all remaining cash balances to the lender.  As a result of the Title 11 filing, attempts to collect, secure or enforce remedies with respect to most pre-petition claims against the Company are subject to the automatic stay provisions of Section 362(a) of Title 11.  On April 14, 2011 a “First Day” Hearing was conducted and approved the use of up to $500,000 of cash to pay payroll and certain operating expenses and continued the hearing until April 27, 2011.  On April 27, 2011 the Lender and the Company agreed to continue the hearing until June 2, 2011 and allow the Company to conduct business in the ordinary course, subject to the Company’s cash forecast.  On May 26, 2011 the Company, the Lender, and the Unsecured Creditors committee agreed to allow the Company to continue to operate, under a monitoring process under a cash budget through August 2011.  To date, neither the Company nor its subsidiaries have filed a Plan of Reorganization.

NOTE 13 – SEGMENT INFORMATION

As of March 31, 2011, we manage and report our operations through one business segment: CTC Cable. When applicable, segment data is organized on the basis of products. Historically, the Company evaluates the performance of its operating segments primarily based on revenues and operating income, any transactions between reportable segments are eliminated in the consolidation of reportable segment data.

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

The Company operates and markets its services and products on a worldwide basis. Revenues by geographical region are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(Unaudited, In Thousands)	2011	2010	2011	2010
Europe	$120	$16	$462	$105
China	—	181	706	181
Middle East	11	—	213	—
Other Asia	981	1,615	1,005	1,622
North America	198	2,430	4,119	3,607
South America	83	10	82	1,438
Total Revenue	$1,393	$4,252	$6,587	$6,953

All long-lived assets, comprised of property and equipment, are located in the United States.

For the three months ended March 31, 2011, five customers represented 97% of revenue (one in the U.S. at 14%, one in Chile at 6%, two in Indonesia at 68% and one in Belgium at 9%).  For the six months ended March 31, 2011, five customers represented 90% of revenue (one in the U.S. at 27%, one in Canada at 33%, one in China at 11%, one in Indonesia at 13% and one in Belgium at 7%).   No other customer represented greater than 5% of consolidated revenue.

For the three months ended March 31, 2010, three customers represented 94% of revenue (two in the U.S. at 56% and one in Indonesia at 38%).  For the six months ended March 31, 2010, four customers represented 91% of revenue (two in the U.S. at 47%, one in Chile at 21% and one in Indonesia at 23%).  No other customer represented greater than 5% of consolidated revenue.

NOTE 14 – SUBSEQUENT EVENTS (Unaudited)

Subsequent to March 31, 2011, the Company filed to reorganize under Chapter 11 of the U.S. Bankruptcy Code.  Its wholly owned subsidiary, CTC Cable Corporation, the leading producer of high-capacity energy efficient composite core conductors for electric transmission and distribution lines, also has filed for Chapter 11 protection.

The filings, made voluntarily in the U.S. Bankruptcy Court for the Central District of California, are designed to enable CTC and its subsidiary, CTC Cable, to continue to develop, produce and market its ACCC® conductor to the utility industry.

The Company’s decision to seek bankruptcy protection to protect the viability of the company has been necessitated due to actions taken by its lender.  On Tuesday, April 5, 2011, our lender served notice of default and accelerated its loan for $10,000,000.  On Thursday April 7, 2011, the lender filed an application for an emergency protective legal order which was granted without a hearing on Friday afternoon, April 8, 2011. The court order provides for the companies to immediately send all remaining cash recently released from the escrow containing proceeds from the sale of the wind division in 2009.  The Company’s attorneys believe that the court had not cited a basis to do so and that the Company’s dispute the lenders right to free the funds.  The lender also has attempted to freeze funds in operating accounts using account control provisions from the loan agreement. Unfortunately, Chapter 11 offers the only alternative to continue to operate the Company given these events.

As discussed in Note 1, for financial reporting purposes, the consolidated financial statements have been prepared on a going concern basis. Although the Company was not in Bankruptcy as of the Balance Sheet Date, the debtor has applied the provisions using specific guidance and disclosure requirements provided in US GAAP below on a pro forma basis beginning on the petition date of April 11, 2011.

All unsecured pre-petition liabilities expected to be classified on the balance sheet as Liabilities Subject to Compromise on a pro forma basis beginning on the petition date of April 11, 2011 consist of the following amounts:

(Unaudited, In Thousands)	April 2011
Accounts Payable	$6,843
Accrued Compensation and Employee Benefits	285
Accrued Disputed Balances	44
Accrued Payroll Tax Liability	216
Total	$7,388

We expect certain other adjustments related to the financial statements.

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

OVERVIEW

We develop, produce, market and sell innovative energy efficient transmission products for the electrical utility industry.  We have conducted our operations in the following two business segments: the CTC Cable division and the DeWind division.  In September, 2009 we sold substantially all of the assets and liabilities of the DeWind segment.  Accordingly, all operations of our former DeWind segment have been reported as discontinued operations in the accompanying unaudited consolidated financial statements and notes thereto.

The financial results for the six months ended March 31, 2011 as compared to the six months ended March 31, 2010 reflected $0.4 million in revenue decreases from $6.9 million to $6.5 million primarily due to lower sales price ACCC® core sales and timing of deliveries. For the six months ended March 31, 2011 we shipped 668 kilometers of ACCC® products an increase from 545 kilometers in the six months ended March 31. 2010.  CTC Cable’s March 2011 quarter was weaker than expected as orders from the U.S. were delayed due to the North American Electric Reliability Corporation  (NERC) Order 810 regulation, orders from India under the new Sterlite agreement have not been realized, and further delays in reenergizing the China market.  We continue to see business prospects improving and expect the prospects to continue to improve as the worldwide economic recovery continues.  We continue to achieve project conductor design wins that we believe will eventually result in contract awards and revenues for several line projects that specify ACCC® conductor in both new international markets and the United States. Gross profit margins for the six months ended March 31, 2011 improved by $0.4 million to $1.6 million, or 25% of revenues from the $1.2 million figure for the six months ended March 31, 2010 and are reflective of higher margin sales of ACCC® core. However, with the low production levels seen in the first half of fiscal 2011, we continue to have production inefficiencies for our manufacturing plant in Irvine.  While our individual sales at historical standard costs were in line with historical margins, the historically low utilization of our plant resulted in a much less efficient allocation of our fixed overhead and trained production labor force.  If order levels and production levels increase, we expect to see gross margins in line with historical levels.

Our actions to reduce our operating expenses continue and are beginning to be reflected in our financial results. For the six months ending March 31, 2011, our operating expenses were reduced to $9.9 million, (including approximately $1.5 million in non-cash expenses) down $2.9 million from $12.8 million (including approximately $2.1 million in non-cash expenses) for the six months ending March 31, 2010. Excluding non-cash expenses, our non-GAAP cash basis expenses decreased by $2.3 million from $10.7 million to $8.4 million from 2011 to 2010.

Our efforts to expand our customer base and consequently our revenue base continue.  In November 2010 we signed a manufacturing agreement with Sterlite Technologies Limited located in India. The initial term for the agreement is six years with options to extend for additional terms.  The agreement allows for Sterlite to be the sole manufacturer of ACCC® conductor in India as long as Sterlite satisfies certain milestone conditions including sales and marketing targets, type registration, and minimum purchase quantities.  The agreement does not prevent other stranders from selling ACCC® conductor in India.  Other than losing their exclusivity within India, Sterlite is under no obligation to purchase ACCC® core from the Company currently or in the future and therefore the Company does not consider this to be a binding purchase obligation.  However, if Sterlite achieves the milestones listed in the contract, we could begin to see revenues from this agreement by the fourth fiscal quarter of 2011 with potentially significant and material revenues thereafter.  Future revenues from this transaction cannot be projected with any reasonable accuracy at this time and none of our current backlog results from this agreement.

In December 2010 we signed a manufacturing agreement with Taihan Electric Wire, LTD located in South Korea. The initial term for the agreement is one year with provisions for annual renewal. The agreement allows for Taihan to be the sole manufacturer of ACCC® conductor in Korea for sales to the Korean market as long as Taihan satisfies certain milestone conditions including sales and marketing targets, type registration, and minimum purchase quantities. The agreement does not prevent other stranders from selling ACCC® conductor in Korea. Other than termination of the agreement, Taihan is under no obligation to purchase ACCC® core from the Company currently or in the future and therefore the Company does not consider this to be a binding purchase obligation. However, if Taihan achieves the milestones listed in the contract, we could begin to see revenues from this agreement by the fourth fiscal quarter of 2011 with additional revenues thereafter. Future revenues from this transaction cannot be projected with any reasonable accuracy at this time and none of our current backlog results from this agreement.

In December, 2010 we were awarded a contract worth approximately $13.9 million for ACCC® conductor and hardware with Adminstracion Nacional de Electricidad (“ANDE”) for the Licitación Pública Internacional ANDE project in Paraguay. This contract bid award was conditional on the issuance of a performance bond and negotiation of the payment terms under letters of credit. Since notification of the contract bid award, we negotiated with entities for the issuance of the specific performance bond required by ANDE. The performance bond was withheld pending an administrative review of the contract by the government in Paraguay due to a request by a losing bidder. This administrative review resulted in an emergency re-bid in late March 2011. The award of the rebid contract remains uncertain as of the date of this filing. We had previously included this contract amount in our backlog for the quarter ended December 31, 2010. However, given the uncertainty of the rebid award and our Chapter 11 filing, we have removed this contract from our backlog. The contract calls for delivery of the entire contracted amount within 150 days from the finalization of the contract, the issuance of a performance bond, and the delivery of an acceptable letter of credit to CTC Cable.

In March 2011, the Company settled all current and outstanding claims related to its escrow agreement with Daewoo Shipbuilding and Marine Engineering (DSME) related to the September 2009 sale of the assets of its wind segment, DeWind.  The remaining escrow prior to the settlement consisted of $16.3 million.  DSME and the Company agreed to the following revised escrow arrangement:

•	$7.2 million in cash released to the Company of which $7 million was paid prior to March 31, 2011 and the $0.2 million remainder paid in April, 2011,
•	$3.0 million in cash retained in escrow to satisfy any additional claims. This cash is scheduled to be released in September 2012 to the Company,
•	$4.5 million paid to DSME to satisfy all existing net asset value and other claims of DSME, and
•	$1.6 million paid to a third party vendor in April, 2011 in full satisfaction of all claims.

Senior Secured Debt Acceleration, Default, and Chapter 11Bankruptcy  filing:

On December 13, 2010, we entered into loan modifications with our senior secured lender for certain debt covenants resulting in a temporary waiver through January 14, 2011.  No additional waivers were received subsequent to January 4, 2011.  On April 6, 2011 the lender issued a notice of default and acceleration and requested immediate repayment of the $10 million notes plus interest, fees, and penalties.  On April 6, 2011 the lender filed suit in Superior Court, County of Orange, case number 30-2011-00464300 along with an Ex Parte Application for a Temporary Restraining Order (TRO).  On April 8, 2011 a hearing was conducted without arguments and the Hon. David R. Chaffee approved the Temporary Restraining Order, which commanded, among other issues, that the Company and its primary operating subsidiaries remit all remaining cash balances to the lender by April 11, 2011.  Between April 11, 2011 and April 12, 2011, the Company filed for Chapter 11 Reorganization for Composite Technology Corporation and its wholly owned subsidiaries CTC Cable, Stribog, Inc., and CTC Renewables.  With the filing for Chapter 11, an immediate stay was placed on the TRO for the PFG v. CTC case.

On April 14, 2011 the United States Bankruptcy Court, Central District of California, Santa Ana Division conducted a “First Day” hearing regarding use of cash and payment of pre-petition payroll.  The Hon. Mark Wallace approved a temporary motion to allow the Company, now debtor-in-possession, to operate until a hearing on April 27, 2011.  On April 27, 2011, the Company and the lender mutually agreed to allow the Company to operate under a 90-day cash-spending plan until a hearing scheduled for June 2, 2011. On May 25, 2011, the Company, the lender, and the unsecured creditors committee agreed to a further extension of the use of cash collateral and in the engagement of key professional advisors.

The Company’s bankruptcy proceedings may have a material negative impact on operations and finance.  After the filing, the Company’s market price per share was reduced from $0.19/share on April 8, 2011 to $0.05/share on April 13, 2011. The Company’s management was required to devote time for the first three weeks of the filing of the bankruptcy case on bankruptcy paperwork and expects to require additional time and resources to cover the costs of compliance.  The Company’s management will also be involved with ongoing compliance requirements for the United States Trustee’s office and with ongoing negotiations regarding formulating and implementing a reorganization and recapitalization plan.  Nonetheless, we do not expect these activities to impair the ability of management to focus on marketing and operational issues.

The bankruptcy filing has not altered the Company’s plans with respect to marketing, processing orders and shipments, product development, or any other aspect of the business.  To date, the filing has had limited revenue impact as the Company has had only one order cancelled by a customer as a direct result of the bankruptcy filing for $171,000 of ACCC® products. However, the impact of the bankruptcy filing on the Company’s relationships with its customers is difficult to assess and the bankruptcy filing may result in future order losses.

To date, the Company believes that the bankruptcy has enabled the Company to maintain its ongoing and continuing operations and preserve its key assets, including its intellectual property.  The Company’s relationships with its primary vendors and strategic partners have not been significantly impacted or interrupted by the bankruptcy filing and all of the key vendors have agreed to continue selling to the company.  The Company’s filing has had a limited impact on its employees.  Between April 11 and June 9, three non-production employees have resigned, citing the filing as a reason, although none of the Company’s senior management team has resigned and this level of turnover is not significantly higher than normal non-production employee turnover.  The filing of the bankruptcy has also stayed substantially all of the Company’s costly litigation and reduced legal expenses for those cases.

CTC Cable Division

Located in Irvine, California with sales operations in Irvine, California; Beijing, China, Europe, the Middle East, India and Brazil, CTC Cable produces and sells ACCC® conductor products and related ACCC® hardware products. ACCC® conductor production is a two-step process, in which our Irvine operations produce the high capacity, energy efficient, light weight, patented composite ACCC® composite core, that is then shipped to one of nine conductor stranding licensees in the U.S., Canada, Belgium, China, Indonesia (2), India, Argentina or Bahrain where the core is stranded with conductive aluminum to become ACCC® conductor.  ACCC® conductor is sold in North America directly by CTC Cable to utilities and by Alcan Cable.  ACCC® conductor is sold elsewhere in the world directly to utilities as well as through license and distribution agreements with Lamifil in Belgium, Midal Cable in Bahrain, Far East Composite Cable Co. in China, PT KMI Wire and Cable and PT Tranka Kabel in Indonesia, IMSA in Argentina and now through Sterlite in India and Taihan in Korea.  ACCC® conductor has been sold commercially since 2005 and is currently marketed worldwide to electrical utilities, transmission companies and transmission design/engineering firms.

RECENT DEVELOPMENTS

The Cable division’s focus during the quarter ended March 31, 2011 was sales, marketing, and operations with a goal to position CTC Cable for rapid revenue growth and expansion. The combination of a tentative but recovering worldwide economy, recent regulatory changes, and the focused efforts of our new CTC Cable President, Stewart Ramsay, who joined the Company in August 2010 coupled with the sales efforts of CTC Cable’s sales, marketing, and business development teams are beginning to drive an improved order flow and increased revenues.

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

Our revenues for fiscal 2010 and fiscal 2011 to date have been driven by individual contracts, as opposed to recurring repeat orders.  Therefore our revenues from quarter to quarter have varied considerably as the number of sizable contracts changes. Our revenues for the quarter ended March 31, 2011 of $1.4 million consisted of sales of $1.0 million to two customers in Indonesia, $0.1 million to a customer in Belgium and $0.1 million to a customer in South America, all of which were repeat customers.  The remaining $0.2 million was from three customers around the world.  By comparison, our revenues for the March 31, 2010 quarter included $2.4 million in North America from two customers, $1.6 million in Indonesia from one customer, and sales to three other customers totaling $0.3 million.

To provide additional insight into our current and future revenues, we provide additional information below about our sales pipeline and opportunities.

Sales Pipeline, Opportunities, and Backlog

We define our sales pipeline in terms of sales opportunities, sales commitments, sales orders (backlog), and revenues.  Our sales efforts over the past year have increased with our increased sales and marketing efforts and as of May 31, 2011 we have over $1 billion in worked sales opportunities.  Such opportunities consist of separate, unique transmission conductor projects that have been identified by our sales and marketing team as opportunities specified to sell ACCC® conductor, which have the potential to be designed or installed using ACCC® conductor within the next 24 months and for which contact points with those potential customers have been established.  Sales opportunities are listed at the estimated value of potential revenues to CTC Cable and tracked over time to closure. Opportunities that are being worked by CTC employees and consultants, which are currently expected to have a likelihood of award to CTC Cable within the next twelve months, include over 100 separate transmission projects with a total value of over $400 million.  Additional projects are worked in markets served by engineering consulting companies and stranding licensees.  We expect to close a fraction of the projects listed as sales opportunities, but to date, our sales volatility, the volatility of the economic environment and our limited history does not allow for a meaningful analysis of a reasonable estimate of our closure rate for our sales opportunities.

Purchase commitments consist of contracts with customers or stranding licensees that represent agreements to purchase ACCC® conductor or ACCC® core over periods of time.  The commitments may be binding (take-or-pay) which would require delivery, or non-binding commitments which do not require delivery but which may carry other penalties such as those described below.  We currently have no binding purchase commitments from any of our customers or stranders.  The current non-binding commitments represent written agreements to purchase minimum quantities of ACCC® products in exchange for any or all of the following:  i) predetermined prices which may be pegged and adjustable to a certain raw material cost such as aluminum, ii) for exclusive rights to sales to certain customers, or iii) for exclusive rights to sales in certain geographic territories.  The extent of the commitment is that these licensees stand to lose any or all of the commitment benefits described in i) through iii) above if they fail to meet their minimum quantity orders.  The range of potential revenue if all of our non-binding commitments under our existing manufacturing and distribution agreements met their minimum quantity orders is between $35 million and $65 million of additional potential ACCC® core revenue over the next 12 to 18 months depending on core sizes and delivery schedules.  A considerable amount of time and effort has, and is expected to continue to be, expended to assist our network of stranders to meet or exceed their minimum commitments.

We define “firm backlog” as orders from customers or stranding licensees that are evidenced by a signed contract, purchase order or equivalent purchase document, or a signed sales order for stranding licensees under purchase commitment with agreed prices and delivery schedules.  We expect our entire firm backlog to eventually convert to delivered product and therefore revenues.  As of June 15, 2011 for delivery in the remainder of fiscal 2011 we have $5.3 million in firm backlog for delivery to customers in North America, South America, Europe, and Indonesia through the end of the September 2011 quarter.

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

In another development, the recent unveiling of the 12th Five-Year Plan in China, the national operating blueprint for the country, revealed that composite core transmission conductor, of which ACCC® conductor, we believe, is the only commercially proven product in widespread use in China, has been identified as a high priority technology to be used widely to help meet the energy efficiency goals of the country.  This is a very positive endorsement of the technology and is complementary to the focused strategy and tactics that the Company has for the region.

Production

We currently have sufficient production capacity in our Irvine, CA ACCC® core facility to handle our expected revenues for the remainder of fiscal year 2011.  To the extent required, we have the ability to quickly add production capacity both through additional equipment into the Irvine facility or to open new production facilities.

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

Revenue

CTC Cable revenues were as follows for the three months and six months ended March 31, 2011 and 2010:

	Three Months Ended March 31,		Six Months Ended March 31,
(Unaudited, In Thousands)	2011	2010	2011	2010
Europe	$120	$16	$462	$105
China	—	181	706	181
Other Asia	981	1,615	1,005	1,622
North America	198	2,430	4,119	3,607
South America	83	10	82	1,438
Middle East	11	—	213	—
Total Revenue	$1,393	$4,252	$6,587	$6,953
Kilometers shipped	245	390	668	545
ACCC® Core/Conductor Revenue per km	$4,750	$9,732	$8,606	$11,010

The decrease in revenues per kilometer was due to a higher proportion of sales of ACCC® core for the current year as compared to the prior year.  Our firm order backlog as of June 15, 2011 was $5.3 million.

Our gross margins decreased by $0.8 million  from $1.0 million in 2010 to $0.2 million for the three months ended March 31, 2011 with our reduced order and recognized revenue levels.  As a percentage of sales, gross margins declined to 15% of revenues as compared to 24% of revenues for the 2010 quarter, but increased to 25% of revenues as compared to 18% for the six months ended March 31, 2011.  Although we had lower charges to inventory reserves and sold a higher proportion of ACCC® core, which carries higher margins per revenue dollar than ACCC® conductor, in the March 2011 quarter, our plant utilization was inefficient due to the low production levels.  Our plant carries fixed costs for rent and labor which is based on plant utilization in excess of 20% to build our ACCC® core including our production teams, quality assurance, and infrastructure groups.

CTC Cable operating expenses decreased by $1.0 million from $4.2 million during the March 2010 quarter to $3.2 million during the March 2011 quarter primarily related to lower legal expenses, commissions, overall headcount reductions, lower overhead costs and other G&A cost reduction efforts partially offset by higher research and development expenses due to increased headcount related costs.

Discontinued Operations – Stribog (formerly DeWind)

In March 2011, Daewoo Shipbuilding and Marine Engineering (DSME), the Company, and a third party vendor reached a mutual agreement for settlement of the remaining supply chain dispute and DSME and the Company agreed to settle all claims between DSME and the Company, made against the escrowed funds ,through an Amended Escrow Agreement.  Under the terms of the Amended Escrow Agreement, the parties agreed that of the remaining $16.3 million of the original $17.2 million placed into escrow, $4.5 million would be disbursed to DeWind Co. (DWC), a wholly owned subsidiary of DSME; €1.1 million ($1.6 million at current exchange rates) would be disbursed to Zollern Dorstener Antriebstechnik Gesellschaft mbH & Co. KG (Zollern); and $7.2 million would be disbursed to the Company.  $4.5 million and $7.0 million of the $7.2 million were paid as of March 31, 2011 to DWC and the Company, respectively.  The remaining €1.1 million ($1.6 million at current exchange rates) and $0.2 million of the $7.2 million were paid in April 2011 to Zollern and the Company, respectively, and as such were reflected as current restricted cash as of March 31, 2011.

The remaining $3.0 million, reflected as non-current restricted cash as of March 31, 2011, was placed in escrow until September 4, 2012 at which time a portion of the funds would be released to DWC to satisfy any as yet unfiled additional claims.  If there are any unresolved claims made against the escrow fund at such time, then that portion of the fund for such claims shall not be released; provided however, that any unclaimed balance would be paid to the Company.  Refer to Note 2 to the consolidated financial statements.

The remaining assets and liabilities of the discontinued operations consist of the following:

(Unaudited, In Thousands)	March 31, 2011
ASSETS
Accounts Receivable, net	$268

LIABILITIES
Accounts Payable and Other Accrued Liabilities	$30,832
Deferred Revenues and Customer Advances	2,192
Warranty Provision	729
Total Liabilities	33,753

Net Liabilities of Discontinued Operations	$33,485

All of the assets and liabilities of the discontinued operations pertain to activities outside of the United States. The remaining operations of DeWind, consist of receipt of license fees from Chinese licensees of older DeWind technology and satisfaction of the remaining contracts that were not assumed by DSME, primarily the servicing of warranties related to wind turbines installed in Europe from 2006 through 2009, most of which are now expired, and one contract for 10 turbines sold to South America that as yet have not been installed. At March 31, 2011, included above in Accounts Payable and Other Accrued Liabilities are net payables related to formerly consolidated, now insolvent European subsidiaries of approximately $20 million, substantially all of which has been assigned by the insolvency receiver to FKI, a former owner of DeWind, currently engaged in legal activities with the Company (see Note 12 to the consolidated financial statements). At March 31, 2011, the net payables from insolvent subsidiaries are comprised of assets in the amount of $7 million and liabilities in the amount of $27 million. We did not receive any update from the insolvency receiver related to the assets and liabilities for the insolvent subsidiaries during the six months ended March 31, 2011.

RESULTS OF OPERATIONS

The following table presents a comparative analysis of Revenue, Cost of Revenues, and Gross Margins for continuing operations, our CTC Cable division:

	Three Months Ended March 31,		Six Months Ended March 31,
(Unaudited, In Thousands)	2011	2010	2011	2010
Product Revenue	$1,393	$4,252	$6,587	$6,953
Cost of Revenue	$1,179	$3,241	$4,962	$5,724
Gross Margin	$214	$1,011	$1,625	$1,229
Gross Margin %	15.4%	23.8%	24.7%	17.7%

PRODUCT REVENUE:  Product revenues decreased $2.9 million, or 67%, from $4.3 million in 2010 to $1.4 million for the three months ended March 31, 2011, and decreased $0.4 million, or 5%, from $7.0 million in 2010 to $6.6 million for the six months ended March 31, 2011.

The decrease for the three months ended March 31, 2011 was primarily related to a significant decline in shipments of 141 km of ACCC® products to Indonesia and North America.  The decrease for the six months ended March 31, 2011 was primarily related to a shift in product mix of ACCC® products to a higher concentration of lower revenue yielding ACCC® core versus higher revenue yielding ACCC® conductor.

COST OF REVENUE: Cost of revenue represent materials, labor, freight, product cost depreciation and allocated overhead costs to produce ACCC® conductor, ACCC® core, and related hardware.  Cost of revenue decreased $2.1 million, or 64%, from $3.2 million in 2010 to $1.2 million for the three months ended March 31, 2011, and decreased $0.7 million, or 13%, from $5.7 million in 2010 to $5.0 million for the six months ended March 31, 2011.

Cost of revenue and resultant gross margin: Gross margin percentage of sales decreased 8% for the three months ended March 31, 2011, but increased 7% for the year.  For the three months ended March 31, 2011, gross margin percentage decreased primarily due to production inefficiencies as a result of significant idle production capacity, and inventory reserves recorded in the period.   For the six months ended March 31, 2011, gross margin percentage increased primarily due to a change in product mix to higher margin ACCC® core products and lower charges to inventory reserves.

The following table presents a comparative analysis of operating expenses for continuing operations:

	Three Months Ended March 31,
	2011			2010
(Unaudited, In Thousands)	Corporate	Cable	Total	Corporate	Cable	Total
Officer Compensation	$499	$123	$622	$656	$160	$816
General and Administrative	1,189	646	1,835	1,588	1,538	3,126
Research and Development	—	591	591	—	490	490
Sales and Marketing	—	1,791	1,791	—	1,847	1,847
Depreciation and Amortization	2	55	57	—	163	163
Total Operating Expenses	$1,690	$3,206	$4,896	$2,244	$4,198	$6,442

	Six Months Ended March 31,
	2011			2010
(Unaudited, In Thousands)	Corporate	Cable	Total	Corporate	Cable	Total
Officer Compensation	$985	$244	$1,229	$1,225	$160	$1,385
General and Administrative	2,297	1,612	3,909	4,195	2,796	6,991
Research and Development	—	1,153	1,153	—	1,146	1,146
Sales and Marketing	—	3,498	3,498	—	2,984	2,984
Depreciation and Amortization	4	116	120	—	259	259
Total Operating Expenses	$3,286	$6,623	$9,909	$5,420	$7,345	$12,765

OFFICER COMPENSATION: Officer Compensation represents CTC Corporate expenses and consists primarily of salaries, and the fair value of stock grants issued to officers of the Company. Officer compensation decreased $0.2 million, or 24%, from $0.8 million in 2010 to $0.6 million for the three months ended March 31, 2011, and decreased $0.2 million, or 11%, from $1.4 million in 2010 to $1.2 million for the six months ended March 31, 2011.  The decreases for the three and six months ended March 31, 2011 were primarily due to lower fair value share-based compensation expense for vested stock options.

GENERAL AND ADMINISTRATIVE: General and administrative expense consists primarily of salaries and employee benefits for administrative personnel, professional fees, facilities costs, insurance, travel, share-based compensation charges and any expenses related to reserves for uncollectible receivables. G&A expense decreased $1.3 million, or 42%, from $3.1 million in 2010 to $1.8 million for the three months ended March 31, 2011, and decreased $3.1 million, or 44%, from $7.0 million in 2010 to $3.9 million for the six months ended March 31, 2011.

The decrease of $1.3 million for the three months ended March 31, 2011 was due to a decrease in non-recurring expenses from 2010, including a $0.4 million decrease from corporate and a $0.9 million decrease from Cable.  The corporate related general and administrative decrease is derived substantially from reduced headcount related costs and reduced share-based compensation charges for vested stock options.  The Cable general and administrative decrease is related primarily to reduced headcount and legal costs.

The decrease of $3.1 million for the six months ended March 31, 2011 was due to a $1.9 million decrease in corporate and a $1.2 million decrease in Cable.  The corporate related general and administrative decrease is derived primarily from decreases in legal and other professional service fees and payroll taxes accrued in 2009 in connection with an IRS payroll tax audit, as discussed in Note 1 (“Income Taxes”) to the consolidated financial statements.  The decrease in Cable related general and administrative expenses is derived primarily from reduced headcount and legal costs.

RESEARCH AND DEVELOPMENT:  Research and development expenses consist primarily of salaries, consulting fees, materials, tools, and related expenses for work performed in designing and developing of manufacturing processes for the Company's products. Research and Development expenses increased $101,000, or 21%, from $0.5 million in 2010 to $0.6 million for the three months ended March 31, 2011, and remained flat at $1.1 million for the six months ended March 31, 2011.

The increase of $101,000 for the three months ended March 31, 2011 was due to increased headcount and headcount related costs for Cable partially offset by professional service fees.

SALES AND MARKETING: Sales and marketing expenses consist primarily of salaries, consulting fees, materials, travel, and other expenses performed in marketing, sales, and business development efforts for the Company. Sales and marketing expenses remained flat at $1.8 million for the three months ended March 31, 2011, but increased $0.5 million, or 17.2%, from $3.0 million in 2010 to $3.5 million for the six months ended March 31, 2011.

The increase of $0.5 million for the six months ended March 31, 2011 was related primarily to increases in headcount costs and professional service fees partially offset by reduced commissions on the lower revenue volume.

DEPRECIATION AND AMORTIZATION: Depreciation and amortization expense consists of the depreciation and amortization of the Company's capitalized assets used in operations, excluding product cost depreciation (refer to cost of revenue discussion above). Depreciation expense decreased $108,000, or 65%, from $163,000 in 2010 to $57,000 for the three months ended March 31, 2011, and decreased $139,000, or 54%, from $259,000 in 2010 to $120,000 for the six months ended March 31, 2011.  The decrease was due to decreases in the fixed asset base.

INTEREST EXPENSE: Interest expense consists of the cash interest payable on the Company’s debt and amortization of the related debt discount on the Company’s debt.  For the prior year six months ended March 31, 2010, interest expense consisted of the cash interest on $9.0 million of Convertible Notes with an 8% coupon rate as well as the non-cash expense for amortization of the Convertible Note discount recorded for the value of the warrants and conversion features issued in conjunction with the Convertible Notes.  For the current year six months ended March 31, 2011, interest expense consisted of the cash interest on $10.0 million of 2 year Senior secured loan entered into in April 2010, and the remaining outstanding $100,000 30-day bridge loans entered into in March 2011, as well as the non-cash expense for amortization of the debt discount recorded for the value of the warrants issued in conjunction with the loans.

The net increases for the three and six months ended March 31, 2011, of $0.8 million and $0.6 million, respectively, is due to the prior year maturity and resultant payment of our convertible note in January 2010, in addition to the higher net financing costs related to the outstanding April 2010 Senior secured loan and March 2011 bridge loans.

INTEREST INCOME: The interest income changes from period to period are due to changes in the underlying cash balances.  Interest income decreased by $20,000 in the six months ended March 31, 2011 compared to the same period in the prior year.

OTHER INCOME/EXPENSE:  For the three and six months ended March 31, 2011, other income of $39,000 and $59,000, respectively, was primarily comprised of foreign exchange gains of $2,000 and $18,000, respectively, and a recovery from the reduction of penalties accrued of $38,000 associated with the findings from the examination by the Internal Revenue Service (“IRS”) for prior fiscals years ended September 30, 2001 through 2005 (refer to “Income Taxes” in Note 1 to the consolidated financial statements).  For the three and six months ended March 31, 2010, other expense of $0 and $264,000, respectively, was primarily comprised of a $90,000 loss on disposal of fixed assets and $171,000 in penalties associated with the IRS examination mentioned above.

CHANGE IN FAIR VALUE OF DERIVATIVE LIABILITIES: Refer to discussion at Note 1 (“Derivative Liabilities”) to the consolidated financial statements.

INCOME TAXES:  No provisions for income taxes were made for the three months ended March 31, 2011 and 2010.  We made provisions for income taxes of $0 and $14,000 for the six months ended March 31, 2011 and 2010, respectively. We have determined that due to our continuing operating losses as well as the uncertainty of the timing of profitability in future periods, we should fully reserve our deferred tax assets. As of March 31, 2011, our deferred tax assets continued to be fully reserved. We will continue to evaluate, on a quarterly basis, the positive and negative evidence affecting our ability to realize our deferred tax assets.

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

RECONCILIATION OF NON-GAAP MEASURES

The following tables present a reconciliation of consolidated non-GAAP EBITDAS or Earnings before Interest, Taxes, Depreciation & Amortization, and Share-based Compensation charges for continuing operations for the three months and six months ended March 31, 2011 and 2010:

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

	Three Months Ended March 31,
	2011			2010
(Unaudited, In Thousands)	Corporate	Cable	Total	Corporate	Cable	Total
EBITDAS:
Net loss from continuing operations	$(2,107)	$(2,994)	$(5,101)	$(2,350)	$(3,185)	$(5,535)
Depreciation & Amortization	2	93	95	—	192	192
Share-based compensation	301	148	449	625	200	825
Change in fair value of derivative liabilities	(491)	—	(491)	(66)	—	(66)
Interest expense, net	947	2	949	173	(3)	170
Income tax expense	—	—	—	—	—	—
EBITDAS Income (Loss)	$(1,348)	$(2,751)	$(4,099)	$(1,618)	$(2,796)	$(4,414)

	Six Months Ended March 31,
	2011			2010
(Unaudited, In Thousands)	Corporate	Cable	Total	Corporate	Cable	Total
EBITDAS:
Net loss from continuing operations	$(4,695)	$(4,997)	$(9,692)	$(5,824)	$(6,197)	$(12,021)
Depreciation & Amortization	4	181	185	—	318	318
Share-based compensation	509	478	987	1,126	363	1,489
Change in fair value of derivative liabilities	(151)	—	(151)	(840)	—	(840)
Interest expense, net	1,616	2	1,618	1,061	(14)	1,047
Income tax expense	—	—	—	14	—	14
EBITDAS Loss	$(2,717)	$(4,336)	$(7,053)	$(4,463)	$(5,530)	$(9,993)

Consolidated EBITDAS Loss for the three months ended March 31, 2011 for continuing operations decreased by $0.3 million as compared to 2010 primarily due to a $0.3 million decrease from corporate. Consolidated EBITDAS Loss for the six months ended March 31, 2011 for continuing operations decreased by $2.9 million as compared to 2010 due to a $1.7 million decrease from corporate and a $1.2 million decrease from our Cable operations.  The total decrease was primarily due to reduced operating expenses.

NET LOSS

The following table presents the components of our total net loss:

	Three Months Ended March 31,		Six Months Ended March 31,
(Unaudited, In Thousands)	2011	2010	2011	2010
Net Loss from Continuing Operations	$(5,101)	$(5,535)	$(9,692)	$(12,021)

Income (Loss) from Discontinued Operations (Note 2)	(3,498)	2,307	(2,104)	1,085

Net Loss	$(8,599)	$(3,228)	$(11,796)	$(10,936)

Net loss increased by $5.4 million to $8.6 million for the three months ended March 31, 2011 from $3.2 million in 2010, and increased by $0.9 million to $11.8 million for the six months ended March 31, 2011 from $10.9 million in 2010.  The increases in net loss are primarily due to the activity level of our discontinued operations through March 31, 2011 compared to the same period in 2010.  The $0.9 million net loss increase for the six months ended March 31, 2011was due to:

•	A partially offsetting increase in Gross Margin from continuing operations of $0.4 million from 2010 to 2011.

•	A partially offsetting decrease in Total Operating Expense from continuing operations of $2.9 million from 2010 to 2011.

•	An increase in Total Other Expense (including income taxes) from continuing operations of $1.0 million from 2010 to 2011.

•	An increase in Loss from Discontinued Operations of $3.2 million from a gain of $1.1 million in 2010 to a loss of $2.1 million in 2011.

Gross Margin: As discussed above, the gross margin increase of $0.4 million is primarily due to an improved product mix to higher margin ACCC® core and improved production efficiencies.

Total Operating Expense: As detailed above, the total decrease in operating expense is driven by significant decreases in general and administrative expenses totaling $3.1 million, a $0.2 million decrease for officer compensation, partially offset by an increase in sales and marketing expenses of $0.5 million for the six months ended March 31, 2011 compared to 2010.

Total Other Expense: As discussed above, the total other expense decrease is primarily due to a $0.7 million change in fair value of derivatives liabilities from a $0.8 million gain in 2010 to a $0.1 million gain in 2011, a $0.5 million increase in interest expenses, partially offset by reduced other expenses of $0.3 million in the six months ended March 31, 2011 compared to 2010 (refer to discussion above).

Loss from Discontinued Operations: As discussed above and detailed in Note 2 to the consolidated financial statements, the $5.8 million change from a $2.3 million gain for 2010 to a $3.5 loss for the three months ended March 31, 2011, and the $3.2 million change from a $1.1 million gain for 2010 to a $2.1 million loss for the six months ended March 31, 2011, is derived from the September, 2009 DeWind asset sale and related discontinuation of the DeWind business segment.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, our principal sources of working capital have been private debt issuances and equity financings.

For the six months ended March 31, 2011, we had a net loss from continuing operations of $9.7 million. At March 31, 2011 we had $4.7 million of cash and cash equivalents, which represented a net increase of $1.7 million from September 30, 2010. The increase was due to cash used in operations of $9.8 million, cash provided by investing activities of $11.5 million and cash provided by financing activities of $63,000.

Cash used in operations during the six months ended March 31, 2011 of $9.8 million was primarily the result of a net loss of $11.8 million, offset by a loss from discontinued operations of $2.1 million and net non-cash reconciling items of $2.5 million (comprised of depreciation and amortization of $1.1 million, common stock related charges of $1.3 million and net inventory charges of $0.2 million, offset by a gain from the change in fair value of derivative liabilities of $0.1 million) and net cash provided from working capital of $2.3 million (comprised of positive changes in accounts payable of $2.6 million, accounts receivable of $0.8 million, inventory of $0.1 million and other assets of $0.2 million, offset by negative changes in deferred revenue of $1.2 million, prepaid expenses of $0.1 million and warranty provisions of $0.1). Additionally, cash used in operations was increased by a negative change in net assets/liabilities from discontinued operations of $4.9 million.

Cash provided by investing activities during the six months ended March 31, 2011 of $11.5 million was primarily from the release of restricted cash of $11.5 million related to the amended and restated escrow and security agreement settlement with DSME (refer to Note 2 to the consolidated financial statements.

Cash provided by financing activities during the six months ended March 31, 2011 of $63,000 was primarily from the proceeds received of $0.9 million from bridge loan financings, offset by repayments of some of the bridge loans of $0.8 million (refer to Note 9 to the consolidated financial statements).

Our cash position as of March 31, 2011 was $4.7 million.  In April 2010, we raised $10.0 million in senior secured debt, net of $0.3 million in fees (refer to Note 9 to the consolidated financial statements).  Our senior secured debt agreement includes certain restrictive financial covenants that the Company was not in compliance with during the months of September 2010 and January 2011; thereafter the Company had received conditional waivers and was in compliance with its amended covenants until January 15, 2011.  As of March 31, 2011, the Company was in violation of its covenants (see discussion in Note 9 to the consolidated financial statements).

In July 2010, in connection with the DeWind asset sale to DSME (refer to Note 2 to the consolidated financial statements), the Company received $836,000 of the escrowed cash, which was used to pay a vendor claim, leaving $16.3 million remaining in escrow.  In March 2011, under an Amended Escrow Agreement in connection with the DeWind asset sale, the Company received $7.2 million of the $13.3 million disbursed under the agreement (see discussion in Note 2 to the consolidated financial statements), leaving $3.0 million held in escrow as of March 31, 2011.

We believe our current cash position, expected cash flows from revenue orders, and potential recovery of additional escrowed cash may not be sufficient to fund our operations for the next twelve months ending March 31, 2012 on a consolidated basis and to exit our Title 11 bankruptcy filing and to the extent required, the Company intends to raise capital.  Such capital may result in significant additional dilution to the Company’s existing shareholders. Due to the sale of substantially all of the DeWind business, recorded as discontinued operations, the cash requirements of the Company have decreased as a result of significantly lower cash operating expenses and the elimination of inventory purchases for costly wind turbine parts.  As CTC Cable has sufficient production capacity in its existing plant to achieve profitability, it is not expected that significant capital expenditures will be required to expand production, as seen in prior years.  CTC Cable has also significantly reduced its reliance on one customer as compared to prior fiscal years, which has lowered its customer concentration risk.  Additionally, as needed, we intend to continue the practice of issuing stock, debt, or other financial instruments for cash or for payment of services or debt extinguishment until our cash flows from the sales of our primary products is sufficient to fully provide for cash used in operations or if we believe such a financing event would be a sound business strategy. The Company received a report from its independent auditors for the year ended September 30, 2010 that included an explanatory paragraph describing the uncertainty as to the Company's ability to continue as a going concern. As of March 31, 2011, our consolidated financial statements contemplate the ability to continue as such and do not include any adjustments that might result from this uncertainty.  Therefore, the Company has conservatively estimated, assuming no additional net cash receipts are generated from the escrowed cash and, if needed, we do not close a financing transaction that provides adequate cash flow, that our ability to continue operations after September 30, 2011 is uncertain (refer to “Going Concern” in Note 1 to the consolidated financial statements).

CAPITAL EXPENDITURES

The Company does not have any material commitments for capital expenditures.

OFF BALANCE SHEET ARRANGEMENTS

As of March 31, 2011, we have no off balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations (including interest expense) and commitments as of March 31, 2011:

		Due in		In excess of
(Unaudited, In Thousands)	Total	Year 1	In Years 2-3	3 Years

Warranty Provisions (A)	$381	$251	$130	$—
Debt Obligations (B)	$11,938	$11,860	$78	$—
Operating Lease Obligations	$1,965	$997	$968	$—

(A) Warranty provisions are discussed in Note 8 to the consolidated financial statements.

(B) Bridge loans due April 2011 and the related estimated monthly interest payments, and the Senior secured loan due April 2012 and the related estimated monthly interest-only payments (see Note 9 to the consolidated financial statements).

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

CTC Cable sales in the three months ended March 31, 2011 and 2010 consisted of stranded ACCC® conductor and ACCC® hardware sold to end-user utilities and sales of ACCC® core and ACCC® hardware to our stranding manufacturers. All ACCC® product related sales were recognized upon delivery of product and transfer of title. For ACCC® conductor product sales made directly by us and not through a manufacturer or distributor, through a third-party insurance company, we provide the option to purchase an extended warranty for periods up to five, seven or ten years. We allocate a portion of sales proceeds to the estimated fair value of the cost to provide such a warranty. To date, most of our ACCC® related product sales have been without extended warranty coverage. Additionally, all ACCC® conductor is sold to our end-user customers with a standard three-year product warranty. The Company purchases a three-year term product warranty liability insurance policy for all ACCC® conductor sold directly by the Company to mitigate any product warranty liability risk. Revenues from ACCC® conductor sold directly to end-user customers are recorded net of the cost of the three-year term insurance policy.

CONSULTING REVENUE. Consulting revenues are generally recognized as the consulting services are provided. We have entered into service contract agreements with electric utility and utility services companies that generally require us to provide engineering or design services, often in conjunction with current or future product sales. In return, we receive engineering service fees payable in cash.  In the three months ended March 31, 2011 and 2010, we recognized no consulting revenues.

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

The values of the financial instruments are estimated using the Black-Scholes option-pricing model. Key assumptions used to value options and warrants granted, issued or repriced are as follows:

	Six Months Ended March 31,
	2011	2010
Risk Free Rate of Return	0.30-1.91%	0.82-2.43%
Volatility	78.9-100.2%	95.6-108%
Dividend yield	0%	0%
Expected life	1-5 yrs	2-5 yrs

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

For the three and six months ended March 31, 2011, we recognized gains of $727,000 and $386,000, respectively, related to the revaluation of our derivative liabilities.  The 2011 revaluation gain resulted from a decrease in our stock price from the prior quarter, net of the increase from the re-pricing of certain warrants in the prior quarter, as further discussed in Note 10.

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

Convertible Debt

Convertible debt is accounted for under specific guidelines established in US GAAP. The Company records a beneficial conversion feature (BCF) related to the issuance of convertible debt that have conversion features at fixed or adjustable rates that are in-the-money when issued and records the fair value of warrants issued with those instruments. The BCF for the convertible instruments is recognized and measured by allocating a portion of the proceeds to warrants and as a reduction to the carrying amount of the convertible instrument equal to the intrinsic value of the conversion features, both of which are credited to paid-in-capital or liabilities as appropriate. The Company calculates the fair value of warrants issued with the convertible instruments using the Black-Scholes valuation method, using the same assumptions used for valuing employee options, except that the contractual life of the warrant is used. Upon each issuance, the Company evaluates the variable conversion features and determines the appropriate accounting treatment as either equity or liability, in accordance with US GAAP. The Company first allocates the value of the proceeds received to the convertible instrument and any other detachable instruments (such as detachable warrants) on a relative fair value basis and then determines the amount of any BCF based on effective conversion price to measure the intrinsic value, if any, of the embedded conversion option. Using the effective yield method, the allocated fair value is recorded as a debt discount or premium and is amortized over the expected term of the convertible debt to interest expense. For a conversion price change of a convertible debt issue, the additional intrinsic value of the debt conversion feature, calculated as the number of additional shares issuable due to a conversion price change multiplied by the previous conversion price, is recorded as additional debt discount and amortized over the remaining life of the debt.  As of March 31, 2011, we had no convertible debt outstanding.

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

As of March 31, 2011 we did not hold any derivative financial instruments for speculative or trading purposes. The primary objective of our investment activities is the preservation of principal while maximizing investment income and minimizing risk. As of March 31, 2011, we had $4.7 million in cash and cash equivalents including short-term investments purchased with original maturities of three months or less. Due to the short duration of these financial instruments, we do not expect that a change in interest rates would result in any material loss to our investment portfolio.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934. Disclosure controls and procedures are controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of March 31, 2011 because of the material weaknesses identified during management’s annual assessment of internal control over financial reporting for the year ended September 30, 2010.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the six months ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The following are the material pending legal proceedings to which the Company or its subsidiaries is a party or of which any of our property is the subject material developments during the three months ended March 31, 2011.

(i) The FKI related matters:

FKI PLC and FKI Engineering Ltd v. Stribog Ltd and De Wind GmbH

On or about January 21, 2010, FKI Engineering Ltd. and FKI Engineering, formerly FKI Plc., filed an action against Stribog Ltd., formerly DeWind Ltd., in the Commercial Court, Queen’s Bench Division, United Kingdom (Case No. 2010 Folio 61). FKI’s claim is brought pursuant to an assignment agreement executed by the insolvency administrator assigning FKI the right to pursue claims on behalf of DeWind GmbH for amounts allegedly owed to DeWind GmbH from Stribog Ltd. In particular, the claim alleges that Stribog Ltd. is in breach of an August 1, 2005 business transfer agreement where DeWind GmbH agreed to sell and DeWind Ltd. agreed to purchase the assets of DeWind GmbH. FKI Engineering Ltd. and FKI Ltd. claim that DeWind GmbH is owed approximately 46,681,543 Euros (US $69,201,000 at May 3, 2011 exchange rates), which sum is comprised by a claim for principal in the sum of Euros 28,346,590 plus Value Added Tax of Euros 4,542,181, together with either interest of Euros 13,792,772 as at January 21, 2010 (continuing at a daily rate of Euros 7,316.63) or, in the alternative, statutory interest. Stribog Ltd. disputes that it owes any funds to DeWind GmbH and is vigorously contesting the validity of this allegation. Amongst other issues in dispute, the validity of the Assignment is currently subject to proceedings in both the Luebeck court in Germany (commenced by the company against FKI in September 2009) and the English courts (commenced by FKI in January 2010). The Luebeck court is expected to hear the dispute in the second half of 2011. Stribog also applied to stay the English proceedings on the basis that the issue was first filed in the German courts. This stay was initially denied, but the Court of Appeals granted  leave to appeal that decision in October 2010.  The appeal was heard in February 2011.  On May 26, 2011 the Court of Appeals over-ruled the lower court decision and granted Stribog, Ltd. a stay and further ordered FKI to pay court costs and fees of 250,000 Pounds Sterling  and that Stribog Ltd could recover an additional 75,000 Pounds Sterling in court costs totaling 325,000 Pounds Sterling in recovery (approximately $535,000 at June 3, 2011 exchange rates).

Stribog Ltd. (formerly DeWind Ltd.) v. FKI Plc. and FKI Engineering Ltd.

On September 18, 2009 the Company’s wholly owned subsidiary, Stribog Ltd. (formerly DeWind Ltd.), filed an action for negative declaration in the Court of Lubeck, Germany against FKI Engineering Ltd. and FKI Ltd., formerly FKI Plc (“FKI”) (Case No. 17 O256/09) to obtain a court’s declaration that FKI is not entitled to any rights to rescission and claims against Stribog Ltd. pursuant to an assignment agreement executed by the German Insolvency administrator of DeWind GmbH assigning such rights to FKI. In its defense, FKI states (i) that the license agreement dated August 1, 2005 and the following transfer of those licenses for a purchase price of 500,000 Euros (US $741,000 at May 3, 2011 exchange rates) from DeWind GmbH to Stribog Ltd. in August 2008 could be challenged, in particular as the transferred licenses would have a significant higher value and (ii) that claims for damages could arise from a sale and transfer agreement dated August 1, 2005. Any particular amount in this respect was not provided by FKI. The Company believes that fair market value was paid for this intellectual property and that  any rights to rescission do not exist and (ii) that the assignment agreement was invalid. Stribog Ltd. has not recorded a liability as it is uncertain (i) whether such rights to challenge the transfer exist and whether the assignment of such rights to FKI is valid and (ii) if the court decides that such rights can be claimed by FKI, whether FKI will challenge the transfer accordingly.

Insolvency of DeWind GmbH

On August 29, 2008 in Lubeck Local Court – Bankruptcy Court, Lubeck Germany, DeWind GmbH, an indirect subsidiary of the Company, filed for voluntary insolvency in lieu of a required recapitalization under German law of approximately 5,000,000 Euros (US $7,412,000 at May 3, 2011 exchange rates) (Case No. 53a1E 8/08 ). The DeWind GmbH subsidiary had limited operational function for the DeWind segment, functioning solely to provide services on wind turbines that remained under warranty and which warranties were entered into prior to June, 2005.

On September 18, 2008 an insolvency receiver was appointed and set an initial reporting date in December, 2008 and which was primarily procedural in nature. No formal reporting has been received since December, 2008.  On September 8, 2009, the insolvency receiver for DeWind GmbH entered into an Agreement in regard to a Settlement of Claims in which the insolvency receiver assigned any potential claim DeWind GmbH held against the Company, DeWind, Inc. and related Company entities to FKI for undisclosed consideration.  All liabilities associated with these potential claims are recorded in liabilities from discontinued operations.  This assignment is being disputed as discussed above.

(ii) The Mercury related matters :

Composite Technology Corporation and CTC Cable Corporation v. Mercury Cable & Energy, LLC, Ronald Morris, Edward Skonezny, Wang Chen, and “Doe” Defendants 1-100 (“Mercury”)

On August 15, 2008 the Company filed suit in the Superior Court of the State of California, County of Orange, Central Justice Center (Case No. 30-2008 00110633) against the Mercury parties including multiple unknown “Doe” defendants,  claiming Breach of Contract, Unfair Competition, Fraud, Intentional Interference with Contract, and Injunctive Relief. Various Defendants  filed counter claims for damages based on a Settlement Agreement of Claims filed under the Company’s 2005 Chapter 11 bankruptcy proceedings.  In April 2011 all parties agreed to settle all claims and counterclaims made between the parties.  No damages or legal costs are expected to be paid to or from either party.  The settlement agreement is effective upon approval from the Bankruptcy Court.

CTC Cable Corporation v. Mercury Cable & Energy, LLC, Energy Technology International, General Cable Corporation, Diversified Composites, Ronald Morris, Edward Skonezny, Wang Chen, and Todd Harris

On March 3, 2009, CTC Cable filed action against Mercury Cable for patent infringement in the U.S. District Court, Central District of California, Southern Division (Case No. SACV 09-261 DOC (MLGx)). CTC Cable believes upon information that the Defendants have infringed, contributed to infringement of, and/or actively induced infringement by itself and/or through its agents, unlawfully and wrongfully making, using, offering to sell, and/or selling products and materials embodying the patented invention within and outside the United States without permission or license from CTC Cable.  On October 18, 2010 the Court approved the expansion of the Complaint to include additional defendants including additional Mercury subsidiaries, Mercury’s strander, General Cable Corporation, Mercury’s core producer Diversified Composites, and Individuals Morris, Harris, Chen, and Skonezny. The Company is asking for actual damages, treble damages, attorney’s fees, interest, costs and injunctive relief. No estimate of such damages can be made at this time and no accrual for the Company’s future fees and costs is included in the Company's financial statements at September 30, 2010 or March 31, 2011.  In early April the parties agreed to temporarily stay the proceedings through June 3, 2011.  A stay during the pendency of the Company’s Title 11 Bankruptcy is now being sought.  During the first and second quarters of 2011 the suit was amicably settled only with respect to defendants General Cable Corporation and Diversified Composites.

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

In Re Partners for Growth II, L.P. vs. Composite Technology Corporation, CTC Cable Corporation, CTC Renewables Corporation, Stribog, In.c, and DOES 1 through 20

On April 6, 2011 Partners for Growth II, L.P. (PFG), the Company’s senior secured lender filed suit in the Superior Court of California, County of Orange, (Case No. 30-2011 00464300) against the CTC Parties claiming Breach of Written Contract; Money Due under Written Guaranty; Conversion; and Injunctive Relief.  This action followed a notice of default and acceleration of the Company’s Senior Secured Notes on April 6, 2011.  On April 8, 2011 the Hon. David R. Chaffee approved a Temporary Restraining Order, which required the Company to remit all remaining cash balances on April 11, 2011, absent further action. The TRO and the suit were stayed upon the Company filing Title 11 Bankruptcy as described below.

Title 11 Bankruptcy Filing:
On April 11, 2011, (“Petition Date”) Composite Technology Corporation filed for protection under Title 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the Central District of California under Case No. 8:11-bk-15058 TA. Its subsidiaries CTC Cable Corporation, Stribog, Inc., and CTC Renewables, Inc. also filed for such protection.  All cases are jointly administered under the Composite Technology Corporation filing.  As of the Petition Date, the Company’s primary lender had obtained an injunction and Temporary Restraining Order that would have required the Company to remit all remaining cash balances to the lender.  As a result of the Title 11 filing, attempts to collect, secure or enforce remedies with respect to most pre-petition claims against the Company are subject to the automatic stay provisions of Section 362(a) of Title 11.  On April 14, 2011 a “First Day” Hearing was conducted and approved the use of up to $500,000 of cash to pay payroll and certain operating expenses and continued the hearing until April 27, 2011.  On April 27, 2011 the Lender and the Company agreed to continue the hearing until June 2, 2011 and allow the Company to conduct business in the ordinary course, subject to the Company’s cash forecast.  On May 26, 2011 the Company, the Lender, and the Unsecured Creditors committee agreed to allow the Company to continue to operate, under a monitoring process under a cash budget through August 2011.  To date, neither the Company nor its subsidiaries have filed a Plan of Reorganization.

Item 1A. Risk Factors

The following risk factors have changed or have been added or updated for recent information as compared to the Risk Factors listed in Form 10-K filed with the Securities and Exchange Commission on December 14, 2010. Such risk factors should be read in conjunction with the risk factors listed in such Form 10-K.

Bankruptcy Related

WE MAY BE UNABLE TO DEVELOP A PLAN OF REORGANIZATION THAT IS ULTIMATELY SUCCESSFULLY CONSUMMATED.

Our future results are dependent upon successfully implementing our plan of reorganization. We have the exclusive right to file a Plan of Reorganization until August 9, 2011, unless extensions are requested by the Company and granted by the Bankruptcy Court. There can be no assurance that any plan we submit will be ultimately approved and even if approved by the court will be consummated. If a plan is not timely consummated, the value of our enterprise could erode to the detriment of all stockholders.

OUR TITLE 11 PROCEEDINGS MAY RESULT IN A NEGATIVE PUBLIC PERCEPTION OF US THAT MAY ADVERSELY AFFECT OUR RELATIONSHIPS WITH CUSTOMERS, BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

Our Title 11 filing may hinder our ongoing business activities and our ability to operate, fund and execute our business plan by (i) impairing relations with existing and potential customers; (ii) negatively impacting our ability to attract, retain and compensate key executives and associates and to retain employees generally; (iii) limiting our ability to obtain additional funding; (iv) impairing present and future relationships with strategic partners; and (v) cause our stock price to be negatively impacted.

OUR TITLE 11 FILINGS OSTENSIBLY TRIGGERED DEFAULTS OR TERMINATION EVENTS ON SUBSTANTIALLY ALL OF OUR DEBT AND LEASE OBLIGATIONS, AND CONTRACTUAL OBLIGATIONS.

Before our Title 11 filing, many of our contracts and debt obligations contained provisions that state that the contracts terminated or that we were in default if we filed for bankruptcy.  We are in the process of addressing the issues arising from the bankruptcy termination and default provisions in our material agreements and obligations through the bankruptcy process itself, by obtaining waivers from affected parties and by negotiating amendments. However, parties with which we have business relationships may seek financial premiums from us when doing business with us in the future.  In addition, if we are unable to obtain such waivers and amendments, our business will suffer.

WE EXPECT FUTURE LOSSES AND OUR FUTURE PROFITABILITY IS UNCERTAIN.

Prior to acquiring Transmission Technology Corporation, or TTC, in November 2001, we were a shell corporation having no operating history, revenues from operations, or assets since December 31, 1989. We have recorded approximately $90 million in ACCC® product sales since inception. Historically, we have incurred substantial losses and we may experience significant quarterly and annual losses for the foreseeable future. We may never become profitable. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. We expect the need to significantly increase our general administrative and product prototype and equipment prototype production expenses, as necessary. As a result, we will need to generate significant revenues and earnings to achieve and maintain profitability.

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

WE HAVE EXCEEDED THE FINANCIAL THRESHOLDS OF OUR DEBT COVENANTS UNDER OUR SENIOR SECURED DEBT. THE SENIOR SECURED DEBT ISSUED BY THE COMPANY IN APRIL 2010 INCLUDES RESTRICTIVE DEBT COVENANTS WHICH MAY LIMIT OUR ABILITY TO OPERATE, OBTAIN FINANCING, OR WHICH MAY ALLOW THE LENDERS TO SEIZE MOST IF NOT ALL OF OUR ASSETS AND CAUSE OUR COMMON STOCK TO BECOME WORTHLESS.

We entered into a loan agreement in April 2010 which includes restrictive debt covenants that include both a liquidity covenant, which requires a minimum combined cash and accounts receivable balance in excess of $7.5 million, and a profitability covenant which allows for a maximum level of accumulated non-GAAP losses after March 31, 2010 of $5 million, adjusted for non-cash items and timing of revenue recognition.  The debt is secured by substantially all assets of the Company.  We are currently in violation of our debt covenants and may therefore be placed into default by our lenders.  If we cannot cure or renegotiate the debt covenants, or refinance the debt in total or in part, the lenders could pursue remedies included in the loan agreement which may include any or all of the following: immediate collection of the loan, assignment of cash receipts, control of the Company’s bank accounts, or liquidation of the Company’s assets in part or in full.   During the three months ended March 31, 2011, the Company’s conditional waiver expired and the Company was in violation of its covenants.   If we are unable to cure these covenants or have such covenants waived or resolved through Chapter 11, the lenders may seize most if not all our assets and cause us to terminate our operations and the value of our common stock may become worthless.

OUR INDEPENDENT AUDITORS ISSUED AN UNQUALIFIED REPORT AND INCLUDED AN EMPHASIS PARAGRAPH AS OF AND FOR THE YEAR ENDED SEPTEMBER 30, 2010 WITH RESPECT TO OUR ABILITY TO CONTINUE AS A GOING CONCERN, AND WE MAY NEVER ACHIEVE PROFITABILITY.

For the year ended September 30, 2010, our accountants issued a report relating to our audited financial statements which contains a qualification with respect to our ability to continue as a going concern because, among other things, our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future or to obtain the necessary financing to meet our obligations and repay our liabilities from normal business operations when they come due. There is no guarantee that the products will be accepted or provide a marketable advantage, and therefore, no guarantee that the commercialization will ever be profitable. For the fiscal year ended September 30, 2010, we had a net loss of $19,767,000 and negative cash flows from operating activities – continuing operations of $17,358,000. During the six months ended March 31, 2011, the Company incurred a net loss of $11,796,000 and had negative cash flows from operating activities – continuing operations of $4,922,000. In addition, the Company had an accumulated deficit of $289,327,000 at March 31, 2011. As of March 31, 2011, our consolidated financial statements contemplate the ability to continue as such and do not include any adjustments that might result from this uncertainty (refer to “Going Concern” in Note 1 to the consolidated financial statements).

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

The market price of our common stock may be subject to significant fluctuations in response to our operating results, announcements of new products or market expansions by us or our competitors, changes in general conditions in the economy, the financial markets, the electrical power transmission and distribution industry, or other developments and activities affecting us, our customers, or our competitors, some of which may be unrelated to our performance. The sale or attempted sale of a large amount of common stock into the market may also have a significant impact on the trading price of our common stock. During the last 12 fiscal months ending March 31, 2011, the closing bid prices for our common stock have fluctuated from a high of $0.31 to a low of $0.17.  As of June 13, 2011, the closing bid price of our common stock was $0.05.  Fluctuations in the trading price or liquidity of our common stock may adversely affect our ability to raise capital through future equity financings.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As of December 13, 2010, the Company repriced (i) amended and restated warrants in favor of PFG to purchase 5,000,000 shares of the Company’s common stock at $0.24 per share and (ii) amended and restated warrants favor of PFG to purchase 5,000,000 shares of the Company’s common stock at $0.69 per share.  The Company relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act for the issuance of these securities. The recipient represented that it took its securities for investment purposes without a view to distribution and had access to information concerning the Company and its business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the acquisition of these securities.

On February 22, 2011, the Company issued (i) warrants in favor of certain existing lenders to purchase 472,548 shares of the Company’s common stock at $0.25 per share. The Company relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act for the issuance of these securities. The recipient represented that it took its securities for investment purposes without a view to distribution and had access to information concerning the Company and its business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the acquisition of these securities. These securities have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements.

Between March 4, 2011 and March 8, 2011, the Company issued (i) warrants in favor of certain existing lenders to purchase 1,200,000 shares of the Company’s common stock at $0.25 per share. The Company relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act for the issuance of these securities. The recipients represented that they took the securities for investment purposes without a view to distribution and had access to information concerning the Company and its business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the acquisition of these securities. These securities have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements.

On March 18, 2011, the Company issued (i) warrants in favor of the Lenders to purchase 200,000 shares of the Company’s common stock at $0.25 per share. The Company relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act for the issuance of these securities. The recipients represented that they took the securities for investment purposes without a view to distribution and had access to information concerning the Company and its business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the acquisition of these securities. These securities have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements.

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

2.4 (5)	Amendment No. 1 dated as of September 4, 2009 by and between Daewoo Shipbuilding & Marine Engineering Co. Ltd. and DeWind, Ltd. dated as of August 10, 2009.

2.4 (10)	Amended and Restated Escrow Agreement, dated as of March 24, 2011, by and between DeWind Co., Stribog, Inc., and U.S. Bank National Association.

3.1 (1)	Articles of Incorporation of the Company.

3.2 (2)	Certificate of Amendment to Articles of Incorporation.

3.3 (3)	Bylaws of Composite Technology Corporation, as modified January 6, 2006.

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

10.3 (6)	Amended and Restated Warrant.

10.4 (6)	Amended and Restated Warrant.

10.5 (7)	Loan Agreement dated as of February 22, 2011.

10.6 (7)	Promissory Note dated as of February 22, 2011.

10.7 (7)	Form of Warrant to purchase common stock dated as of February 22, 2011.

10.8 (8)	Loan Agreements dated March, 2011.

10.9 (8)	Promissory Notes dated March, 2011.

10.10 (8)	Form of Warrants to purchase common stock dated March, 2011.

10.11 (9)	Loan Agreement dated as of March 15, 2011.

10.12 (9)	Promissory Note dated as of March 15, 2011.

10.13 (9)	Form of Warrant to purchase common stock dated as of March 15, 2011.

10.14 (11)	Press release of Composite Technology Corporation dated April 11, 2011.

31.1 (12)	Rule 13a-14(a) / 15d-14(a)(4) Certification of Chief Executive Officer.

31.2 (12)	Rule 13a-14(a) / 15d-14(a)(4) Certification of Chief Financial Officer.

32.1 (12)	Section 1350 Certification of Chief Executive Officer.

32.2 (12)	Section 1350 Certification of Chief Financial Officer.

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

(6) Incorporated herein by reference to Form 8-K filed with the U.S. Securities and Exchange Commission on December 17, 2010.

(7) Incorporated herein by reference to Form 8-K filed with the U.S. Securities and Exchange Commission on February 28, 2011.

(8) Incorporated herein by reference to Form 8-K filed with the U.S. Securities and Exchange Commission on March 10, 2011.

(9) Incorporated herein by reference to Form 8-K filed with the U.S. Securities and Exchange Commission on March 24, 2011.

(10) Incorporated herein by reference to Form 8-K filed with the U.S. Securities and Exchange Commission on April 1, 2011.

(11) Incorporated herein by reference to Form 8-K filed with the U.S. Securities and Exchange Commission on April 11, 2011.

(12) Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPOSITE TECHNOLOGY CORPORATION
(Registrant)

Date: June 15, 2011	By: /s/ Benton H Wilcoxon
Benton H Wilcoxon
Chief Executive Officer
(Principal Executive Officer)

Date: June 15, 2011	By: /s/ Domonic J. Carney
Domonic J. Carney
Chief Financial Officer
(Principal Financial and Accounting Officer)